Form 10-Q
period 1996-03-31
CRYOLIFE INC
filed 1996-05-15
CIK 784199

FORM 10-Q
                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

   For Quarterly Period Ended March 31, 1996  Commission File Number 0-21104

                                CRYOLIFE, INC.
             (Exact name of Registrant as specified in its charter)

                                ---------

          Florida                               59-2417093
(State or Other Jurisdiction                  (I.R.S. Employer
of incorporation or organization)            Identification No.)

                        2211 New Market Parkway, Suite 142
                            Marietta, Georgia 30067
                    (Address of principal executive offices)
                                (zip code)

                              (770) 952-1660
                (Registrant's telephone number, including area code)

                                Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO ____

The number of shares of common stock, par value $0.01 per share, outstanding at May 14, 1996 is 4,740,766.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                      CRYOLIFE, INC. AND SUBSIDIARIES
               SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS


                                       		 Three Months Ended
                                            	     March 31,
                                      	      1996             1995
                                             	    (Unaudited)


Revenues:
 Cryopreservation     			    $8,259,559     $6,464,699
 Research grants, licenses, lease
  and interest revenue                         174,248        140,166
                                             ---------      ---------
                                             8,433,807      6,604,865
Costs and expenses:
 Preservation                                2,878,849      2,414,678
 General, administrative and marketing       3,625,669      2,930,946
 Research & development                        690,096        686,111
                                             ---------      ---------
                                             7,194,614      6,031,735
                                             ---------      ---------
Income before income taxes                   1,239,193        573,130
Income tax expense                             456,696        183,000
                                             ---------      ---------
Net income                                  $  782,497     $  390,130
                                             ---------      ---------

Earnings per share of common stock          $     0.16     $     0.08
Weighted average common and common           ---------      ---------
 equivalent shares outstanding               4,877,997      4,707,191
                                             ---------      ---------


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                      CRYOLIFE, INC. AND SUBSIDIARIES
                    SUMMARY CONSOLIDATED BALANCE SHEETS

                                           March 31,             December 31,
                                             1996                   1995
                                                     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents            $    1,273,142       $    166,931
  Marketable securities                     4,485,974          6,015,158
  Receivables (net)                         6,309,778          5,369,205
  Deferred preservation costs (net)         6,121,787          5,996,201
  Inventories (net)                           333,884            424,200
  Prepaid expenses                            728,322            369,594
  Deferred income taxes                        22,798                 --
                                           ----------         ----------
    Total current assets                   19,275,685         18,341,289
                                           ----------         ----------
Property and equipment (net)                3,523,390          3,279,168
Patents and other intangibles (net)         1,932,885          1,728,262
Other assets                                  366,553            240,897
                                           ----------         ----------
TOTAL ASSETS                           $   25,098,513       $ 23,589,616
                                           ----------         ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                     $    1,296,334       $  1,372,862
  Accrued expenses                          1,865,681          1,474,365
  Accrued compensation                        372,179            260,709
  Income taxes payable                        189,311                 --
                                            ---------          ---------
    Total current liabilities               3,723,505          3,107,936
                                            ---------          ---------

Deferred income taxes                              --             16,486
                                            ---------          ---------
Total liabilities                           3,723,505          3,124,422
                                            ---------          ---------

Shareholders' Equity:
Preferred stock                                    --                 --
Common stock (issued 5,005,866 shares
 in 1996 and 4,951,386 shares in 1995)         50,059             49,872
Additional paid-in capital                 16,750,987         16,618,184
Retained earnings                           4,757,035          3,974,538
Unrealized gain on investments                 17,419             28,092
Less:  Treasury stock (271,500 shares)       (179,625)          (179,625)
       Notes receivable from shareholders     (20,867)           (25,867)
                                           ----------         ----------
Total shareholders' equity                 21,375,008         20,465,194
                                           ----------         ----------
TOTAL LIABILITIES AND
     SHAREHOLDERS'  EQUITY                $25,098,513        $23,589,616
                                           ----------         ----------

See accompanying notes to summary consolidate statements.

Item 1. Financial Statements

                        CRYOLIFE, INC. AND SUBSIDIARIES
                SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                           March 31,
                                                       --------------------
                                                        1996          1995
                                                       --------------------
                                                           (Unaudited)

Net cash flows from operating activities:
   Net income                                    $    782,497   $    390,130
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                      318,810        226,069
   Provision for doubtful accounts                     15,000         17,000
   Deferred income taxes                              (39,284)       (23,000)
   Increase in receivables                         (1,037,860)      (550,042)
   (Increase) decrease in deferred preservation
      costs and inventory                             (35,270)       134,723
   Increase in prepaid expenses and other assets     (752,817)      (362,681)
   Increase (decrease) in accounts payable and
      accrued expenses                                697,857        275,595
                                                      -------        -------
      Net cash flows provided by (used in)
      operating activities                            (51,067)       107,794
                                                      --------       -------

Net cash flows used in investing activities:
    Capital expenditures                             (499,223)      (192,043)
    Proceeds from the sale of marketable securities 1,523,511             --
    Purchase of marketable securities                      --     (1,343,832)
                                                    ---------      ----------
      Net cash flows provided by (used in)
      investing activities                          1,024,288     (1,535,875)
                                                    ---------      ----------

Net cash flow from financing activities:
    Proceeds from issuance of common stock and
     from notes receivable from shareholders          132,990         75,432
                                                    ---------       --------
      Net cash provided by financing activities       132,990         75,432
                                                    ---------       --------
      Increase (decrease) in cash                   1,106,211     (1,352,649)
Cash at beginning of period                           166,931      2,592,799
                                                    ---------      ---------
Cash at end of period                          $    1,273,142  $   1,240,150
                                                    ---------      ---------


See accompanying notes to summary consolidated financial statements.

                    CRYOLIFE, INC. AND SUBSIDIARIES
           NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with (i) generally accepted accounting principles for interim financial information, and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues were $8.43 million for the three months ended March 31, 1996, a 28% increase compared to $6.60 million for the same period in 1995. Revenue increases are primarily attributable to an increase in the number of allograft shipments.

Revenues from human heart valve preservation increased 24% to $5.55 million for the three months ended March 31, 1996 from $4.46 million for the three months ended March 31, 1995, representing 66% and 68%, respectively, of total revenues during such periods. Shipments rose 27% for the first three months of 1996 compared to the same period in 1995.

Revenues from vein preservation increased 10% to $1.80 million for the three months ended March 31, 1996 from $1.63 million for the three months ended March 31, 1995, representing 22% and 25%, respectively, of total revenues for those periods. Vein shipments increased 6% for the first three months of 1996 compared to the same period in 1995.

Revenues from orthopaedic preservation increased 182% to $755,000 for the three months ended March 31, 1996 from $268,000 for the three months ended March 31, 1995, representing 9% and 4%, respectively, of total revenues for those periods. Orthopaedic shipments increased 254% for the first three months of 1996 compared to the same period in 1995.

The Company also received research grant award revenues aggregating $113,000 for the three months ended March 31, 1996, compared to $90,000 for the same period in 1995. Research grant award revenues for the first three months of 1996 are primarily related to the bioadhesive and synergraft projects.

Preservation costs aggregated $2.88 million for the three months ended March 31, 1996, representing 34% of total revenues, compared to $2.41 million for the three months ended March 31, 1995, representing 37% of total revenues. Preservation costs as a percentage of revenues decreased 3% for first quarter 1996 compared to first quarter 1995. The decrease relates to increased shipments of tissues and efficiencies in the preservation service operations.

General, administrative, and marketing expenses increased 24% to $3.63 million for the three months ended March 31, 1996, compared to $2.93 million for the corresponding period in 1995. This increase reflects the general overhead growth trends, including personnel related expenses, and increased marketing expenses resulting from higher revenues.

Research and development expenses were $690,000 for the three months ended March 31, 1996, or 8% of total revenues, compared to $686,000, or 10% of total revenues for the corresponding period in 1995. Research and development spending relates principally to the Company's focus on bioadhesives.

Seasonality

The demand for the Company's human heart valve tissue preservation services is seasonal. Management believes this demand trend for human heart valves is primarily due to the high number of pediatric surgeries scheduled during the summer months.

Liquidity and Capital Resources

At March 31, 1996 net working capital was $15.6 million, compared to $15.2 million at December 31, 1995, with a current ratio of 5.2 to 1. Shareholders' equity at March 31, 1996 was $21.4 million. The Company's primary capital requirements arise out of working capital needs, including receivables and deferred preservation costs, capital expenditures for facilities and equipment, and funding of research and development projects. The increase in receivables results from the increase in revenue. The increase in prepaid expenses and other assets relates primarily to prepaid insurance premiums.
The increase in accrued expenses is primarily attributed to costs associated with increased procurement of allografts.

The Company believes that available cash, cash equivalents, marketable securities, along with cash generated from operations will be sufficient to meet its operating and development needs for the foreseeable future.

During May 1996 the Company signed a letter of intent to acquire substantially all of the assets and assume certain liabilities of a third party in a related line of business. The transaction is subject to certain conditions including appropriate due diligence and the negotiation of definitive agreements. If an agreement is reached, the Company has committed to spend up to $2,000,000 in connection with this acquisition, along with the assumption of certain liabilities not to exceed $500,000.

                   Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
          None

Item 2.  Changes in Securities.
          None

Item 3.  Defaults Upon Senior Securities.
          Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
          None

Item 5.  Other information.
          None

Item 6.  Exhibits and Reports on Form 8-K

(a)  The exhibit index can be found below.

Exhibit
Number                   Description

3.1 Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

3.2 Amendment to Articles of Incorporation of the Company dated November 29, 1985. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

3.3 ByLaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.1 Technology License Agreement between the Company and Colorado State University Research Foundation dated March 28, 1996.

11.1 Statement re: computation of earnings per share

(b)  Current Reports on Form 8-K.

     The Registrant filed a Current Report on Form 8-K with the Commission on April 23 with respect to a Change in the Registrant's Certifying Accountant.


                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CRYOLIFE, INC.
                                   (Registrant)

May 14, 1996                       EDWIN B. CORDELL, JR.

- ------------------                 ---------------------------
DATE                               EDWIN B. CORDELL, JR.
                                   Vice President and Chief Financial
                                   Officer
                                   (Principal Financial and
                                   Accounting Officer)