Form 10-Q
period 1996-06-30
CRYOLIFE INC
filed 1996-08-14
CIK 784199

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549
				    FORM 10-Q

	    (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		       THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 1996  Commission File Number 0-21104

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

YES   X    NO
     ___      ____

The number of shares of common stock, par value $0.01 per share, outstanding on July 26, 1996 was 9,515,132.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


			  CRYOLIFE, INC. AND SUBSIDIARIES
		   SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

			      Three Months Ended           Six Months Ended
				       June 30,                June 30,
				     1996   1995         1996      1995
				       (Unaudited)             (Unaudited)
Revenues:
 Cryopreservation             $9,619,346     $7,104,370          $17,878,905    $13,569,069
 Research grants, licenses,
 lease and interest revenue       78,524        125,390              252,772        265,556
			      __________     __________          ___________    ___________
			       9,697,870      7,229,760           18,131,677     13,834,625
Costs and expenses:
 Preservation                   3,289,370     2,706,257            6,168,219      5,120,935
 General, administrative
 and marketing                  4,181,360     3,042,545            7,807,029       5,973,491
 Research & development           700,423       667,923            1,390,519       1,354,034
 Interest expense                  --             2,620                  --            2,620

				8,171,153     6,419,345           15,365,767      12,451,080
				_________    __________            ___________    __________

Income before income taxes      1,526,717       810,415            2,765,910       1,383,545
Income tax expense                538,278       251,036              994,974         434,036
				_________     _________            __________      __________

Net income                       $ 988,439  $    559,379         $  1,770,936      $  949,509
				  __________   __________         _____________      __________

Earnings per share of
common stock                     $   0.10   $       0.06         $       0.18      $     0.10
Weighted average common           _________  ______________       _____________     __________
and common
 equivalent shares
 outstanding
				9,932,512     9,503,528             9,876,286      9,462,232

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

			  CRYOLIFE, INC. AND SUBSIDIARIES
			SUMMARY CONSOLIDATED BALANCE SHEETS

					      June 30, December 31,
						   1996      1995
						    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $  58,061  $ 166,931
  Marketable securities                           4,317,254  6,015,158
  Receivables (net)                               7,465,534  5,369,205
  Deferred preservation costs (net)               6,522,387  5,996,201
  Inventories (net)                                 332,885    424,200
  Prepaid expenses                                  584,648    369,594
  Deferred income taxes                              80,345         --
						   ________   _________
    Total current assets                         19,361,114  18,341,289
						 __________  __________
Property and equipment (net)                      4,580,272   3,279,168
Patents and other intangibles (net)               2,549,508   1,728,262
Other assets                                        464,943     240,897
						___________   _________
TOTAL ASSETS                                   $26,955,837  23,589,616
					       ___________   ___________

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $ 1,651,821   $1,372,862
  Accrued expenses                                  1,866,936    1,474,365
  Accrued compensation                                305,163      260,709
  Current portion of long term debt                   198,458         --
						  ___________   __________
Total current liabilities                           4,022,378    3,107,936
						  ___________   ___________

Deferred income taxes                                    --         16,486
Other long term liabilities                           445,816         --
						  ___________   ___________
Total liabilities                                   4,468,194     3,124,422
						  ___________   ___________
Shareholders' Equity:
Preferred stock                                          --         --
Common stock (issued 10,058,132 shares in 1996
  and 9,974,332 shares in 1995)                       100,582        99,744
Additional paid-in capital                         16,837,339     6,568,312
Retained earnings                                   5,745,474     3,974,538
Unrealized gain on investments                          4,740        28,092
Less:  Treasury stock (543,000 shares)              (179,625)     (179,625)
	  Notes receivable from shareholders         (20,867)      (25,867)
						  ___________   ___________
Total shareholders' equity                         22,487,643    20,465,194
						  ___________   ___________
TOTAL LIABILITIES AND
	  SHAREHOLDERS' EQUITY                    $26,955,837   $23,589,616

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

			    CRYOLIFE, INC. AND SUBSIDIARIES
		       SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS


						    Six Months Ended
							June 30,
						    1996         1995
    (Unaudited)

Net cash flows from operating activities:
   Net income                                   $1,770,936   $   949,509
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                   637,620       459,094
   Provision for doubtful accounts                  28,400        38,000
   Deferred income taxes                          (96,831)         --
   Increase in receivables                     (2,124,729)      (773,221)
   (Increase) decrease in deferred preservation
   costs and inventory                           (434,871)       540,801
   Increase in prepaid expenses and other
   assets                                      (1,387,966)      (938,206)
   Increase in accounts payable and accrued
   expenses                                       715,984        708,226
						  ________    __________
   Net cash flows provided by (used in)
   operating activities                          (891,457)       984,203
						 _________    __________

Net cash flows used in investing activities:
    Capital expenditures                          (1,811,104)   (544,754)
    Proceeds from other long term liabilities       644,274         --
    Proceeds from the sale of marketable
    securities                                     4,128,622    2,176,400
    Purchase of marketable securities             (2,430,718)  (3,584,859)
Net cash flows provided by (used in) investing
activities                                           531,074    1,953,213)
						 ___________   ____________

Net cash flow from financing activities:
    Proceeds from issuance of common stock and
	  from notes receivable from shareholders   251,513      106,846
						 ___________  __________
Net cash provided by financing activities           251,513      106,846
						 ___________  ___________
	 Decrease in cash                          (108,870)    (862,164)
Cash and cash equivalents at beginning of period    166,931    2,592,799
						 ___________  ___________
Cash and cash equivalents at end of period        $  58,061  $ 1,730,635
						 ___________  ___________

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES
NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited, summary, consolidated financial statements have been prepared in accordance with (i) generally accepted accounting principles for interim financial information, and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
Note 2 below covers events occurring after the latest fiscal year end. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

Note 2 - Shareholders' equity

On May 16, 1996 the shareholders ratified and approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 20,000,000 shares to 50,000,000 shares.

On May 16, 1996 the shareholders approved the Employee Stock Purchase Plan (the "Plan") under which employees who meet certain criteria are eligible to purchase common stock of the Company, through payroll deductions, at 85% of the market value of the shares, determined on either the first or last day of a purchase period, on whichever date the market value is less.
No compensation expense is recorded in connection with the Plan. There are a maximum of 600,000 shares eligible for issuance under the Plan.

On May 16, 1996 the shareholders approved an amendment to the Articles of Incorporation of the Company deleting the provision on required voting rights for preferred stock. On May 16, 1996 the Board of Directors declared a two for one stock split, effected in the form of a stock dividend, payable on June 28, 1996 to shareholders of record on June 7, 1996.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues were $9.7 million and $18.1 million for the three and six months ended June 30, 1996, respectively, compared to $7.2 million and $13.8 million for the corresponding periods in 1995. Revenues increased 35% and 31% for the three and six months ended June 30, 1996, respectively, compared to the corresponding periods in 1995. Revenue increases are due to greater allograft shipments resulting from increased demand.

Revenues from human heart valve preservation increased 32% to $6.6 million for the three months ended June 30, 1996 from $5.0 million for the three months ended June 30, 1995, representing 68% and 69% of total revenues, respectively. For the six months ended June 30, revenues from human heart valve preservation increased 27% to $12.1 million for 1996 from $9.5 million for 1995, representing 67% and 69% of total revenue, respectively. Second quarter revenues increased due to a 34% increase in tissue shipments resulting from an increase in demand in the second quarter of 1996 compared to the second quarter of 1995. Six month revenues increased due to a 31% increase in tissue shipments resulting from an increase in demand in the first half of 1996 compared to 1995.

Revenues from vein preservation increased 24% to $2.1 million for the three months ended June 30, 1996 from $1.7 million for the three months ended June 30, 1995, representing 22% and 24% of total revenues, respectively. For the six months ended June 30, revenues from vein preservation increased 18% to $3.9 million for 1996 from $3.3 million for 1995, representing 21% and 24% of total revenue, respectively. Second quarter revenues increased due to a 27% increase in tissue shipments resulting from an increase in demand in the second quarter of 1996 compared to the second quarter of 1995. Six month revenues increased due to a 16% increase in tissue shipments resulting from an increase in demand in the first half of 1996 compared to 1995.

Revenues from orthopaedic tissue preservation increased 150% to $896,000 for the three months ended June 30, 1996 from $359,000 for the three months ended June 30, 1995, representing 9% and 5% of total revenues, respectively. For the six months ended June 30, revenues from orthopaedic tissue preservation increased 159% to $1.7 million for 1996 from $638,000 for 1995, representing 9% and 5% of total revenue, respectively. Second quarter revenues increased due to a 231% increase in tissue shipments resulting from an increase in demand in the second quarter of 1996 compared to the second quarter of 1995. Six month revenues increased due to a 241% increase in tissue shipments resulting from an increase in demand in the first half of 1996 compared to 1995.

Other revenues were $77,000 for the three months ended June 30, 1996 compared to $125,000 for the three months ended June 30, 1995, representing 1% and 2% of total revenues, respectively. For the six months ended June 30, other revenues were $253,000 for 1996 compared to $265,000 for 1995, representing 1% and 2% of total revenue, respectively. Other revenues consist primarily of research grant award revenues and interest income. Research grant award revenues in 1996 are primarily related to the bioadhesive and synergraft projects.

Preservation costs aggregated $3.3 million and $6.2 million, respectively, for the three and six months ended June 30, 1996, representing 34% of total revenues for both periods, compared to $2.7 million and $5.1 million, respectively, for the three and six months ended June 30, 1995, representing 38% and 37% of total revenues, respectively. Preservation costs increased 22% for second quarter 1996 compared to second quarter 1995 and increased 22% for the first half of 1996 compared to the first half of 1995 due to increased shipments of human allografts.

General, administrative, and marketing expenses aggregated $4.2 million and $7.8 million, respectively, for the three and six months ended June 30, 1996, representing 43% of total revenues for both periods, compared to $3.0 million and $6.0 million, respectively, for the three and six months ended
June 30, 1995, representing 42% and 43% of total revenues, respectively.
This increase reflects the general overhead growth trends, including increased marketing expensesassociated with the increase in revenues and the switch from a predominantly independent sales force to a predominantly direct sales force.

Research and development expenses aggregated $700,000 and $1.4 million, respectively, for the three and six months ended June 30, 1996, representing 7% and 8% of total revenues, respectively, compared to $668,000 and $1.4 million, respectively, for the three and six months ended June 30, 1995, representing 9% and 10% of total revenues, respectively. R & D spending relates principally to the Company's focus on bioadhesives and the synergraft technology.

Seasonality

The demand for the Company's human heart valve tissue preservation services is seasonal. Management believes this demand trend for human heart valves is primarily due to the high number of pediatric surgeries scheduled during the summer months.

Liquidity and Capital Resources

At June 30, 1996 net working capital was $15.3 million, compared to $15.2 million at December 31, 1995, with a current ratio of 4.8 to 1. Shareholders' equity at June 30, 1996 was $22.5 million. The Company's primary capital requirements arise out of working capital needs, including receivables and deferred preservation costs, and capital expenditures for facilities and equipment, primarily the new corporate headquarters.
The increase in receivables relates to the increase in revenue. The increase in prepaid expenses relates primarily to prepaid lab supplies for the bioadhesives facility. The increase in other assets relates primarily to the purchase of the Bioglue technology. The increase in accounts payable and accrued expenses is due to increased procurement fees pursuant to an increase in tissue procured, and the increase in overhead to support the increased revenues. Other long term liabilities relate to the acquisition of the Bioglue technology. Fixed asset additions of $1.8 million during the first half of 1996 related principally to the construction of the new corporate headquarters.

The Company believes that available cash, cash equivalents, and marketable securities, along with cash generated from operations, will be sufficient to meet its operating and development needs for the foreseeable future.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
	       None

Item 2.  Changes in Securities.
	       None

Item 3.  Defaults Upon Senior Securities.
	       Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
	       (a)  The Annual Meeting of Shareholders was held on
	       May 16, 1996.

	       (b) Management's nominees for director were elected at the meeting by the holders of common stock. The election was uncontested.

	       (c) A proposal to approve the Company's Employee Stock Purchase Plan was approved.

The result of the voting was as follows:

				     Common shares
				    _____________

	       Voting for               2,679,355
	       Voting against              29,245
	       Abstain from voting          8,788
	       BrokerNon-votes            930,712
				       ___________
	       Total                    3,648,100
					_________

	       A proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock from twenty million to fify million shares was approved. The result of the voting was as follows:

				     Common shares
				    _____________

	       Voting for                3,478,798
	       Voting against              395,575
	       Abstain from voting          19,680
	       Broker Non-votes                  0
				    ____________________
	       Total                     3,894,053
				    ____________________

	       A proposal to amend the Company's Articles of Incorporation to delete the requirement that preferred shares have voting rights was approved. The result of the voting was as follows:

				     Common shares
				    _____________
	       Voting for               2,441,238
	       Voting against             259,984
	       Abstain from voting         16,166
	       Broker Non-votes           930,712
				   _______________
	       Total                    3,648,100
				   _______________

	       The following table shows the results of voting in the election of Directors:

					Shares Voted For         Authority Withheld
	       Steven G. Anderson            3,781,470                112,653
	       Ronald C. Elkins, M.D.        3,781,470                112,653
	       Benjamin H. Gray              3,781,470                112,653
	       Rodney G. Lacy                3,781,470                112,653
	       Ronald D. McCall, Esq.        3 781,470                112,653

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

3.3       Amendment to the Company's Articles of Incorporation to increase the number of
	  authorized shares of common stock from 20 million to 50 million shares and to delete
	  the requirement that all preferred shares have one vote per share.

3.4       ByLaws of the Company, as amended.  (Incorporated by reference to Exhibit 3.2 to the
	  Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1993.)

10.1      Research and Option Agreement between the Company and Biocompatibles Limited.

11.1      Statement re: computation of earnings per share

27.1      Financial Data Schedule

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

					CRYOLIFE, INC.
					(Registrant)

August 13, 1996
					EDWIN B. CORDELL, JR.
					___________________________________
DATE                                    EDWIN B. CORDELL, JR.
					Vice President and Chief Financial
					Officer
					(Principal Financial and
					Accounting Officer)