Form 10-Q
period 1996-09-30
CRYOLIFE INC
filed 1996-11-14
CIK 784199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996
                         Commission File Number 0-21104

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

YES    X    NO
     -----     -----

The number of shares of common stock, par value $0.01 per share, outstanding on November 5, 1996 was 9,573,382.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                  SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended                  Nine Months Ended
                                                          September 30,                    September 30,
                                                          -------------                    -------------
                                                        1996         1995                1996         1995
                                                        ----         ----                ----         ----
                                                           (Unaudited)                      (Unaudited)

Revenues:
 Cryopreservation                                 $ 10,137,550  $  7,878,183      $   28,016,480    $21,447,252
 Research grants, licenses, lease
  and interest revenue                                 273,074       469,076             525,846        734,633
                                                  --------------------------      ----------------------------
                                                    10,410,624     8,347,259          28,542,326     22,181,885
Costs and expenses:
 Preservation                                        3,563,200     3,159,805           9,731,419      8,280,740
 General, administrative and marketing               4,238,862     3,480,462          12,045,891      9,453,953
 Research & development                                615,315       651,183           2,005,833      2,005,217
 Interest expense                                       39,268         1,308              39,269          3,929
                                                  --------------------------       ----------------------------
                                                     8,456,645     7,292,758          23,822,412     19,743,839
                                                  --------------------------       ----------------------------
Income before income taxes                           1,953,979     1,054,501           4,719,914      2,438,046
Income tax expense                                     692,550       369,176           1,687,524        803,212
                                                  --------------------------       ----------------------------
Net income                                        $  1,261,429  $    685,325      $    3,032,390     $1,634,834
                                                  ==========================       ============================

Earnings per share of common stock                $       0.13  $       0.07      $         0.31     $     0.17
                                                  ==========================      =============================
Weighted average common and common
 equivalent shares outstanding                       9,924,796     9,655,742           9,894,014      9,534,584
                                                  ==========================      =============================


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                      CRYOLIFE, INC. AND SUBSIDIARIES
                                    SUMMARY CONSOLIDATED BALANCE SHEETS

                                                                          September 30,        December 31,
                                                                              1996                 1995
                                                                              ----                 ----
                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                            $        97,145    $        166,931
  Marketable securities                                                      2,145,688           6,015,158
  Receivables (net)                                                          7,707,504           5,369,205
  Deferred preservation costs (net)                                          6,374,252           5,996,201
  Inventories (net)                                                            353,427             424,200
  Prepaid expenses                                                             583,489             369,594
  Deferred income taxes                                                        184,821                  --
                                                                       -----------------------------------
    Total current assets                                                    17,446,326          18,341,289
                                                                       -----------------------------------
Property and equipment (net)                                                 9,651,735           3,279,168
Patents and other intangibles (net)                                          4,510,903           1,728,262
Other assets                                                                   500,288             240,897
                                                                       -----------------------------------
TOTAL ASSETS                                                           $    32,109,252    $     23,589,616
                                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                     $     1,681,788    $      1,372,862
  Accrued expenses                                                           1,986,771           1,474,365
  Accrued compensation                                                         393,998             260,709
  Current portion of long term debt                                            477,859                  --
                                                                       -----------------------------------
Total current liabilities                                                    4,540,416           3,107,936
                                                                       -----------------------------------

Deferred income taxes                                                               --              16,486
Other long term liabilities                                                  3,582,559                  --
                                                                       -----------------------------------
Total liabilities                                                            8,122,975           3,124,422
                                                                       -----------------------------------

Shareholders' Equity:
  Preferred stock                                                                   --                  --
  Common stock (issued 10,105,987 shares in 1996
    and 9,974,332 shares in 1995)                                              101,060              99,744
  Additional paid-in capital                                                17,098,584          16,568,312
  Retained earnings                                                          7,006,928           3,974,538
  Less:  Treasury stock (543,000 shares)                                     (179,625)           (179,625)
            Unrealized (loss) gain on investments                             (19,803)              28,092
            Notes receivable from shareholders                                (20,867)            (25,867)
                                                                       -----------------------------------
Total shareholders' equity                                                  23,986,277          20,465,194
                                                                       -----------------------------------
TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                          $    32,109,252    $     23,589,616
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                         CRYOLIFE, INC. AND SUBSIDIARIES
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                                     September 30,
                                                                              1996                 1995
                                                                              ----                 ----
                                                                                  (Unaudited)

Net cash from operating activities:
   Net income                                                          $     3,032,390    $      1,634,834
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                             1,006,429             695,661
   Provision for doubtful accounts                                            (81,600)             289,026
   Deferred income taxes                                                     (201,307)             128,866
   Increase in receivables                                                 (1,782,824)         (1,528,178)
   (Increase) decrease in deferred preservation costs
      and inventories                                                        (176,058)             733,422
   Increase in prepaid expenses                                              (213,895)           (303,610)
   Increase in accounts payable and accrued expenses                           661,637             850,478
                                                                       -----------------------------------
Net cash provided by operating activities                                    2,244,772           2,500,499
                                                                       -----------------------------------

Net cash used in investing activities:
    Capital expenditures                                                   (7,097,566)         (1,138,170)
    Cash paid for acquisition, net of cash acquired                          (721,721)                  --
    Proceeds from the sale of marketable securities                          5,799,569             409,111
    Purchase of marketable securities                                      (1,930,099)         (2,881,723)
    Increase in other assets                                               (1,663,852)           (640,365)
                                                                       -----------------------------------
Net cash used in investing activities                                      (5,613,669)         (4,251,147)
                                                                       -----------------------------------

Net cash provided by financing activities:
    Proceeds from other long term liabilities                                2,810,418                  --
    Proceeds from issuance of common stock and
         from notes receivable from shareholders                               488,693             252,370
                                                                       -----------------------------------
Net cash provided by financing activities                                    3,299,111             252,370
                                                                       -----------------------------------
Decrease in cash                                                              (69,786)         (1,498,278)
Cash and cash equivalents at beginning of period                               166,931           2,592,799
                                                                       -----------------------------------
Cash and cash equivalents at end of period                             $        97,145    $      1,094,521
                                                                       ===================================


Supplemental cash flow information
Non-cash investing and financing activities:
    Fair values of assets acquired                                     $       645,095                  --
    Cost in excess of assets acquired                                        1,619,610                  --
    Liabilities assumed                                                      (292,984)                  --
    Notes issued for assets acquired                                       (1,250,000)                  --
                                                                       -----------------------------------
    Total cash paid for acquisition                                    $       721,721                  --
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES
NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited summary consolidated financial statements have been prepared in accordance with (i) generally accepted accounting principles for interim financial information, and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Notes 2,3 and 4 below cover certain events occurring after the latest fiscal year end. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

Note 2 - Shareholders' equity

On May 16, 1996 the Board of Directors declared a two for one stock split, effected in the form of a stock dividend, payable on June 28, 1996 to shareholders of record on June 7, 1996. All share and per share information in the accompanying financial statements have been adjusted to reflect such split.

Note 3 - Revolver/Term Loan Agreement

On August 30, 1996 the Company executed a revolving term loan agreement with a bank which permits the Company to borrow up to $10,000,000 at either the bank's prime rate of interest or adjusted Libor, as defined, plus an applicable Libor margin. This credit agreement contains certain restrictive convenants including, but not limited to, maintenance of certain financial ratios and a minimum tangible net worth requirement. The credit agreement is secured by substantially all of the Company's assets, excluding intellectual property.

Note 4 - Acquisition

On September 12, 1996 the Company acquired the assets of United Cryopreservation Foundation, Inc. ("UCFI"), a processor and distributor of cryopreserved human heart valves and saphenous vein for transplant. Under the terms of the acquisition, the Company will pay $2,000,000 over a five year period and assumed certain obligations of UCFI. The impact of the acquisition on operations for the three months ended September 30, 1996 was not significant.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues were $10.4 million and $28.5 million for the three and nine months ended September 30, 1996, respectively, compared to $8.3 million and $22.2 million for the corresponding periods in 1995. Revenues increased 25% and 29% for the three and nine months ended September 30, 1996, respectively, compared to the corresponding periods in 1995. These revenue increases were primarily due to greater allograft shipments resulting from increased demand.

Revenues from human heart valve preservation increased 25% to $7.1 million for the three months ended September 30, 1996 from $5.7 million for the three months ended September 30, 1995, representing 68% and 69% of total revenues, respectively. For the nine months ended September 30, revenues from human heart valve preservation increased 26% to $19.2 million for 1996 from $15.2 million for 1995, representing 67% and 68% of total revenues, respectively. Third quarter revenues increased due to a 31% increase in tissue shipments resulting from an increase in demand in the third quarter of 1996 compared to the third quarter of 1995. Nine month revenues increased due to a 31% increase in tissue shipments resulting from an increase in demand in the first nine months of 1996 compared to 1995.

Revenues from the sale of porcine valves increased 109% to $71,000 for the three months ended September 30, 1996 from $34,000 for the three months ended September 30, 1995, representing 1% and less than 1% of total revenues, respectively. For the nine months ended September 30, revenues from the sale of porcine valves increased 77% to $302,000 for 1996 from $171,000 for 1995, representing 1% of total revenues for both periods. Three month revenues increased due to a 6% increase in shipments resulting from an increase in demand in the first three months of 1996 compared to 1995. Nine month revenues increased due to a 50% increase in shipments resulting from an increase in demand in the first nine months of 1996 compared to 1995.

Revenues from vein preservation increased 22% to $2.2 million for the three months ended September 30, 1996 from $1.8 million for the three months ended September 30, 1995, representing 21% and 22% of total revenues, respectively. For the nine months ended September 30, revenues from vein preservation increased 20% to $6.1 million for 1996 from $5.1 million for 1995, representing 21% and 23% of total revenues, respectively. Third quarter revenues increased due to a 27% increase in tissue shipments resulting from an increase in demand in the third quarter of 1996 compared to the third quarter of 1995. Nine month revenues increased due to a 20% increase in tissue shipments resulting from an increase in demand in the first nine months of 1996 compared to 1995.

Revenues from orthopaedic tissue preservation increased 133% to $775,000 for the three months ended September 30, 1996 from $332,000 for the three months ended September 30, 1995, representing 7% and 4% of total revenues, respectively. For the nine months ended September 30, revenues from orthopaedic tissue preservation increased 147% to $2.4 million for 1996 from $970,000 for 1995, representing 8% and 4% of total revenues, respectively. Third quarter revenues increased due to a 218% increase in tissue shipments resulting from an increase in demand in the third quarter of 1996 compared to the third quarter of 1995. Nine month revenues increased due to a 233% increase in tissue shipments resulting from an increase in demand in the first nine months of 1996 compared to 1995.

Other revenues were $273,000 for the three months ended September 30, 1996 compared to $469,000 for the three months ended September 30, 1995, representing 3% and 6% of total revenues, respectively. For the nine months ended September 30, other revenues were $526,000 for 1996 compared to $735,000 for 1995, representing 2% and 3% of total revenue, respectively. Other revenues consist primarily of research grant award revenues and interest income. Research grant award revenues in 1996 are primarily related to the bioadhesive and synergraft projects. Interest income decreased for the third quarter of 1996 compared to third quarter of 1995 due to a decrease in investments. Income from the termination of the option agreement with Bayer Corporation totaled $88,000, net of related expenses.

Preservation costs aggregated $3.6 million and $9.7 million, respectively, for the three and nine months ended September 30, 1996, representing 35% of total revenues for both periods, compared to $3.2 million and $8.3 million, respectively, for the three and nine months ended September 30, 1995, representing 38% and 37% of total revenues, respectively. Preservation costs increased 13% for third quarter 1996 compared to third quarter 1995 and increased 18% for the first nine months of 1996 compared to the first nine months of 1995 due to increased shipments of human allografts.

General, administrative, and marketing expenses aggregated $4.2 million and $12.0 million, respectively, for the three and nine months ended September 30, 1996, representing 40% and 42% of total revenues respectively, compared to $3.5 million and $9.5 million, respectively, for the three and nine months ended September 30, 1995, representing 42% and 43% of total revenues, respectively. This increase reflects the general overhead growth trends, including increased marketing expenses associated with the increase in revenues and the switch from a predominantly independent sales force to a predominantly direct sales force.

Research and development expenses aggregated $615,000 and $2.0 million, respectively, for the three and nine months ended September 30, 1996, representing 6% and 7% of total revenues, respectively, compared to $651,000 and $2.0 million, respectively, for the three and nine months ended September 30, 1995, representing 8% and 9% of total revenues, respectively. R & D spending relates principally to the Company's focus on bioadhesives and the synergraft technology.

Seasonality

The demand for the Company's human heart valve tissue preservation services is seasonal, with peak demand generally occurring in the second and third quarters. Management believes this demand trend for human heart valves is primarily due to the high number of pediatric surgeries scheduled during the summer months.

Liquidity and Capital Resources

At September 30, 1996 net working capital was $12.9 million, compared to $15.1 million at December 31, 1995, with a current ratio of 3.8 to 1 at September 30, 1996. Shareholders' equity at September 30, 1996 was $24.0 million. The Company's primary capital requirements arise out of working capital needs, including receivables and deferred preservation costs, and capital expenditures for facilities and equipment, primarily the new corporate headquarters. The increase in receivables relates to the increase in revenue and to receivables acquired from UCFI. The increase in prepaid expenses relates primarily to prepaid lab supplies for the bioadhesives facility. The increase in other assets relates primarily to the purchase of the Bioglue technology and intangibles assets recorded in connection with the purchase of the assets of UCFI The increase in accounts payable and accrued expenses is due to increased procurement fees pursuant to an increase in tissue procured, and the increase in overhead to support the increased revenues. Other long term liabilities relate to the acquisition of the Bioglue technology, the acquisition of the assets of UCFI, and draws on the Company's line of credit. Fixed asset additions of $7.1 million during the first nine months of 1996 related principally to the construction of the new corporate headquarters. The Company does not expect to incur significant additional costs relating to the completion of the construction of the new corporate headquarters.

The Company believes that available cash, cash equivalents, and marketable securities, along with cash generated from operations and the Company's $10 million credit facility, will be sufficient to meet its operating and development needs for the foreseeable future.

Forward-Looking Statements

Statements made in this Form 10-Q for the quarter ended September 30, 1996 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements as a result of adverse changes in any of a number of factors that affect this Company's business, including without limitation, changes in (1) government regulation of the Company's business, (2) the Company's competitive position, (3) the availability of tissue for implant,
(4) the status of the Company's products under development, (5) the protection of the Company's proprietary technology and (6) the reimbursement of health care costs by third-party payors.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
                  None

Item 2.  Changes in Securities.
                  None

Item 3.  Defaults Upon Senior Securities.
                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
                  None

Item 5.  Other information.
                  None

Item 6. Exhibits and Reports on Form 8-K (a) The exhibit index can be found below.

Exhibit
Number            Description
------            -----------

2.1* Sale Agreement dated August 16, 1996 between the Company and Donald Nixon Ross.

2.2               Asset  Purchase   Agreement   among  the  Company  and  United
                  Cryopreservation    Foundation,    Inc.,   United   Transplant
                  Foundation, Inc. and QV, Inc. dated September 11, 1996.

3.1 Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

3.2 Amendment to Articles of Incorporation of the Company dated November 29, 1995. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

3.3 Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 20 million to 50 million shares and to delete the requirement that all preferred shares have one vote per share. (Incorporated by Reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

3.4 ByLaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report of Form 10-K
                  for  the  fiscal   year  ended   December   31,   1993.)

10.1              Noncompetition   Agreement  between  the  Company  and  United
                  Cryopreservation Foundation, Inc. dated September 11, 1996.

10.2              Noncompetition   Agreement  between  the  Company  and  United
                  Transplant Foundation, Inc. dated September 11, 1996.

10.3              Noncompetition  Agreement  between  the  Company  and QV, Inc.
                  dated September 11, 1996.

10.4              Revolving\Term   Loan   Facility   between   the  Company  and
                  NationsBank N.A., dated August 30, 1996.

11.1              Statement re: computation of earnings per share

27.1              Financial Data Schedule
--------

* The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.


                  (b)      Current Reports on Form 8-K.
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its benine months by the undersigned thereunto duly authorized.

                                 CRYOLIFE, INC.
                                  (Registrant)

November 13, 1996                /s/ Edwin B. Cordell, Jr.
------------------               -------------------------
DATE                             EDWIN B. CORDELL, JR.
                                 Vice President and Chief Financial
                                 Officer
                                 (Principal Financial and
                                  Accounting Officer)