Form 10-K
period 1996-12-31
CRYOLIFE INC
filed 1997-03-31
CIK 784199

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________

                         Commission file number 0-21104

                                 CRYOLIFE, INC.
             (Exact name of registrant as specified in its charter)

           Florida                                            59-2417093
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                 1655 Roberts Boulevard N.W., Kennesaw, GA 30144
               (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code         (770) 419-3355

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $77,208,000 at March 18, 1997 (7,720,772 shares). The number of common shares outstanding at March 18, 1997 was 9,585,808 (exclusive of treasury shares).

                                     PART I

ITEM 1.       BUSINESS.

OVERVIEW

     CryoLife, Inc. (the "Company") is a leader in the development and commercialization of technology for cryopreservation of viable human cardiovascular, vascular and orthopaedic tissues for transplant. The Company was organized in 1984 to address market opportunities in the area of biological implantable devices and materials, and it is today the dominant provider of cryopreservation services for viable human heart valves. Based on clinical studies, management believes transplanted human tissues may offer, depending on the particular tissue and application, certain advantages over mechanical, synthetic, or animal-derived alternatives, including more natural functionality, elimination of the need for anticoagulant therapy, reduced incidence of reoperation, and reduced risk of catastrophic failure, thromboembolism (stroke), or calcification.

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


STRATEGY

     The Company is becoming active in the development and acquisition of new technologies that do not require donated human tissue and are therefore not dependent upon the availability of human tissue. The Company's acquisition in 1992 of distribution rights for certain porcine heart valves was the first addition of a product that did not require donated human tissue. In March 1997, the Company acquired Ideas for Medicine ("IFM"), a medical device company specializing in the manufacture and design of endarterectomy surgical instruments, intravascular shunts, infusion ports, accessories utilized in laparoscopic procedures and a wide range of single and dual lumen balloon catherters. Products and applications currently under development, some of which are based on acquired or licensed technologies, are a surgical bio-adhesive based on a derivative of the human blood factor fibrinogen, a surgical bio-adhesive based on blood protein and a cross linking agent, and a process for transplanting human cells onto the structure of non-viable animal tissue.

RECENT DEVELOPMENTS

     On September 12, 1996 the Company acquired the assets of United Cryopreservation Foundation, Inc. (UCFI), a processor and distributor of cryopreserved human heart valves and saphenous vein for transplant. The acquisition provided the tissue bank clients of UCFI with access to the Company's advanced cryopreservation technology for human tissue.

     On October 30, 1996 the Company purchased the patent for an advanced-design stentless pulmonary porcine heart valve developed by English heart surgeon, Donald N. Ross, D.Sc., F.R.C.S. (Doctor of Science, Fellow Royal College of Surgeons). The Ross pulmonary porcine valve was designed for heart valve replacement surgery for correcting cardiac valve anomalies in children.

     As noted above, the Company acquired IFM in March 1997. The Company will apply its comprehensive quality assurance program to the manufacturing process of IFM and will endeavor to follow good manufacturing processes based on FDA standards. The Company intends to use its existing distribution channels to market IFM's vascular access products while maintaining IFM's existing distribution channels for IFM's non-vascular products. The Company contracts with third parties to sterilize products connected with the IFM acquisition and believes that it is in compliance with the United States Environmental Protection Agency and its regulations. IFM currently employs approximately 100 individuals, none of which are represented by unions. Management believes that its relations with its employees are good.

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

     Also, in 1996, the Company began a program for the recovery and cryopreservation of human superficial femoral veins. This program is important for patients suffering from chronic venous insufficiency, a condition where the blood supply through the superficial veins in the legs is severely reduced. Prior to the introduction of CryoLife's cryopreserved veins, patients suffering with this ailment were restricted to drug or compression therapy.

     Orthopaedic Surgery (Sports Medicine). The orthopaedic surgery market addressed by the Company involves surgical replacements of the meniscus and the anterior and posterior cruciate ligaments. The Company is currently focusing its cryopreservation efforts in this area to menisci, anterior cruciate ligaments, and patellar tendons, which are available for use as replacement tissue in surgeries involving the knee.

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

     Human Heart Valves. The Company's primary business is the cryopreservation of human heart valves for use in cardiac reconstructive surgery and heart valve replacement. Based on its discussions with physicians and data contained in published reports of clinical studies, management believes that the Company's success in the allograft heart valve market is due in part to physicians' recognition of the durability and good blood flow characteristics of the Company's cryopreserved tissues. The Company first made its cryogenically preserved human heart valves available to physicians in 1984. Company revenues attributable to human heart valve preservation in 1994, 1995, and 1996 were $16.7 million, $19.7 million, and $24.8 million, respectively, accounting for 70%, 67%, and 67% respectively, of the Company's total revenues during those years.

     Veins. The Company cryopreserves human saphenous and superficial femoral veins for use in vascular surgeries that require small diameter conduits, such as coronary bypass surgery and below-the-knee vascular reconstructions. The Company first made its cryogenically preserved saphenous veins available to physicians in 1986, utilizing technology licensed from a third party. Company revenues attributable to vein preservation in 1994, 1995, and 1996 were $5.5 million, $6.8 million, and $8.2 million, respectively, accounting for 23%, 23%, and 22% respectively, of the Company's total revenues during those years.

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

     Company revenues attributable to connective tissue preservation in 1994, 1995, and 1996 were $593,000, $1.5 million, and $3.4 million, respectively, accounting for 2%, 5%, and 9%, respectively, of the Company's total revenues during each of those years. Based on its experience with human heart valves, management believes that, as the body of clinical data builds regarding the efficacy of using cryopreserved orthopaedic tissues, the use of such tissues will increase, although there can be no assurance that this will be the case.

     Porcine Heart Valves. In July, 1992, in order to improve its competitive position in the cardiac reconstructive surgery market, the Company acquired exclusive, worldwide distributor rights to certain low pressure, gluteraldehyde fixed porcine aortic and mitral heart valves processed by Bravo Cardiovascular, Inc. ("Bravo"). Marketing efforts for the porcine heart valves were hindered during 1994 and 1995 by legal actions between the Company and Bravo. In February 1995, the Company and Bravo reached an agreement to settle their differences whereby the Company obtained ownership of the trademarks, trade secrets, and technology of the stentless porcine heart valves and Bravo retained the same for the stented porcine heart valves. Sales of the stentless porcine valves in 1994, 1995, and 1996 were $268,000 $263,000, and $385,000, respectively. Stented porcine valve sales totaled $146,000 in 1994. Accordingly, total Company revenues attributable to porcine heart valve sales in 1994, 1995, and 1996 were $414,000, $263,000, and $385,000 respectively, accounting for 2%, 1%, and 1%, respectively, of the Company's total revenues during those years.

     The Company will concentrate marketing efforts for the stentless porcine heart valve in Europe where it has been approved for sale in certain countries. During December 1995, the Company obtained CE Mark Certification for the stentless porcine heart valves and ISO 9001 Certification, a European quality standards system, for its tissue processing laboratory. Management believes that CE Mark Certification and ISO 9001 Certification will help the Company gain entry and approval for its porcine heart valves in the European community. The Company will also investigate the process for IDE and PMA approval of stentless porcine heart valves in the United States in 1998.

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

     Each procurement agency procuring tissue for the Company is given a protocol that describes the techniques required by the Company for dissection and packaging of the tissue. The tissue is transported to the Company's laboratory in Kennesaw, Georgia, in containers provided by the Company via commercial airlines pursuant to arrangements with qualified courier services. Timely receipt of procured tissue is important, as tissue that is not received promptly cannot be cryopreserved successfully.

     Although the Company is developing or has acquired rights to some products that are not supply constrained, such as the stentless Bravo porcine valves, SynerGraft(R) and the product line acquired in the IFM acquisition, the Company's business depends on the availability of sufficient quantities of tissue from human donors. Over the past several years, the procurement of human tissue by the Company has been increasing; however, there is no assurance that the trend will continue. The Company must rely primarily on the efforts of third party procurement agencies (most of which are not-for-profit) and others to educate the public and foster an increased willingness to donate tissue. The inability to obtain sufficient supplies of human tissue could have a material adverse effect on the Company's business.

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

     Upon receipt by the Company, each tissue is assigned a unique control number that provides traceability of tissue from procurement, through the processing and preservation processes, and ultimately to the tissue recipient. A trained technician then removes samples from the delivered tissue upon which serial cultures are performed to identify any disease or fungal growth. Blood samples from each tissue donor are subjected to a variety of tests to screen for infectious diseases. Samples of certain tissues are also sent to independent laboratories for pathology testing. Following removal of the tissue to be preserved, a separate disinfection procedure is begun during which the removed tissue is treated with proprietary antibiotic solutions.

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

RESEARCH AND DEVELOPMENT

     The Company's preservation service efforts have been directed toward tissue transplant opportunities in the medical specialties of cardiac, vascular and orthopaedic surgery. The company seeks to identify medical market areas that can benefit from its expertise in biochemistry and cell biology in order to develop innovative techniques and biological products for the cardiac, vascular and orthopaedic reconstructive surgery fields.

     Additionally, the Company seeks to expand the Company's implantable product lines and laboratory service business to include biological products that are not dependent upon the availability of human tissue. The Company is currently in the process of developing or investigating the development of several technologies and products, several of which are licensed by the Company pursuant to exclusive license agreements from third parties, to expand the Company's service and product offerings, including the following:

                  o FibRx(R) - The Company is developing a surgical bio-adhesive based on a derivative of the human blood factor fibrinogen. This technology creates a stable and unique delivery method for fibrin adhesive to be used in a variety of surgical applications, which, if successful, may control bleeding and assist in positioning tissue at wound sites during and after surgery. FibRx is progressing through animal trials and is presently undergoing toxicology validation procedures mandated by the FDA prior to the approval for human clinical trials.

                  o BioGlue(R) - Surgical bio-adhesive. This technology creates a surgical bio-adhesive based on a derivative of blood protein and a cross linking agent. Management believes that this adhesive may be stronger than FibRx. BioGlue is currently preparing through animal and toxicity evaluation. In addition, the Company's emphasis with respect to its BioGlue product continues to undergo modification regarding delivery mechanism and evaluation of its key components and intended application. During March 1996, the Company acquired the technology underlying the BioGlue.

                  o SynerGraft(R) - The Company is developing a process for transplanting human cells onto the structure of a non-viable animal tissue. This technology, which has demonstrated feasibility in animal trials, may avoid donor supply constraints associated with human tissue. The technology underlying the SynerGraft project was licensed by the Company pursuant to an exclusive, worldwide license agreement. Under the agreement, the licensor retains title to such technology and any patents and patent applications relating thereto.

     Research on these and other projects is conducted in the Company's research and development laboratory or at universities or clinics where the Company sponsors research projects. Historically, the Company has allocated a significant portion of its revenues to research and development. In 1994, 1995 and 1996 the Company expended approximately $2.0 million, $2.6 million and $2.8 million, respectively, on research and development activities on new and existing products. These amounts represented approximately 8%, 9% and 7.5%, respectively, of the Company's revenues for those years. The Company's research and development program is overseen by its medical and scientific advisory boards. The Company's animal studies are conducted at universities and other locations outside the Company's facilities by third parties under contract with the Company. In addition to these efforts, the Company may, as situations develop, pursue other research and development activities.

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

     Trained field support personnel provide back-up and support to implanting institutions and surgeons. The Company currently has approximately 98 independent technical service representatives and sub-representatives, as well as 23 technical service representatives who are Company employees, who provide field support. Some of these representatives are independent contractors who visit physicians to explain the use of the Company's cryopreserved tissues and to answer questions that doctors may have regarding the Company's products and services. These representatives receive fees based on service fees received by the Company that are attributable to physicians in their territory.

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

     FDA Regulation--IFM. The products offered by IFM are regulated as Class I and Class II medical devices by the FDA.

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

     Veins. Synthetic alternatives to the Company's cryopreserved veins are available primarily in medium and large diameters. Synthetic conduits in small diameters are not a suitable alternative because they tend to occlude when implanted. At present, management believes that one other tissue bank processes human veins in competition with the Company. Other companies may enter this market and compete with the Company in the future.

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


PATENTS AND OTHER PROPRIETARY RIGHTS

     The Company believes that its patents, trade secrets, and technology licensing rights provide it with important competitive advantages. The Company owns United States patents relating to its technology for human heart valve, vein, and connective tissue preservation; tissue revitalization prior to freezing; tissue transport; fibrin adhesive; organ storage solution; and packaging. The Company has United States patents pending that relate to alternative human heart valve processing methods, fibrin adhesive preparation, stabilization of proteins for freeze drying, and vein and connective tissue preservation. The Company also has exclusive licensing rights for technology relating to light-sensitive enzyme inhibitors. The remaining duration of the Company's patents ranges from 4 to 15 years, exclusive of any renewals thereof.

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

     ALT, the Company's logo, CryoGraft, CryoKids, CryoLife, CryoLife International, CryoPak, CryoSafe, CryoValve, CryoValve-ALT, CryoVein, BioGlue, FibRx and SynerGraft are registered trademarks of the Company, and CryoLife-O'Brien is a trademark of the Company.

EMPLOYEES

     The Company presently has approximately 315 employees, including those employed at IFM. These employees include 13 persons with Ph.D. degrees or higher. None of the Company's employees is represented by a labor organization or covered by a collective bargaining agreement, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with its employees are good.


                                  RISK FACTORS

GOVERNMENT REGULATION

     The processing and distribution of the Company's human heart valves are currently regulated as Class II medical devices by the U.S. Food and Drug Administration ("FDA"), and are subject to significant regulatory requirements, including current good manufacturing regulations (GMP) and record-keeping requirements. There can be no assurance that changes in regulatory treatment or the adoption of new statutory or regulatory requirements will not occur, which could impact the marketing of these products or could affect market demand for these products.

     Other allograft tissues processed and distributed by the Company are currently regulated as "banked human tissue" under an interim rule promulgated by the FDA pursuant to the Public Health Services Act. This interim rule establishes requirements for donor testing and screening for human tissue and record-keeping relating to these activities. Although the Company's other human tissue allografts are not currently regulated as medical devices, such tissue may in the future become subject to more extensive FDA regulation, which could include premarket approval or product licensing requirements.

     The Company's porcine heart valve products are classified as Class III medical devices and have not been approved for distribution within the United States. Distribution of these porcine heart valves within the European common market is dependent upon the Company maintaining its CE Mark and ISO 9001 status. There can be no assurance that the Company will be able to obtain the FDA approval which will be required to distribute its porcine heart valve products in the United States or that it will be able to maintain its CE Mark or ISO 9001 status.

     Most of the Company's products in development, if successfully developed, will require regulatory approvals from the FDA and perhaps other regulatory authorities before they may be commercially distributed. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities normally involves clinical trials in humans and the preparation of an extensive premarket approval application and often takes many years. The process is expensive and can vary significantly based on the type, complexity and novelty of the product. There can be no assurance that any products developed by the Company, independently or in collaboration with others, will meet applicable regulatory criteria to receive the required approvals for manufacturing and marketing. Delays in obtaining United States or foreign approvals could result in substantial additional cost to the Company and adversely affect the Company's competitive position.

     The FDA may also place conditions on clearances that could restrict commercial applications of such products. Product marketing approvals or clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the governmental clearance process may materially reduce the period during which the Company has the exclusive right to commercialize patented products.

     Products marketed by the Company pursuant to FDA or foreign oversight or approval are subject to pervasive and continuing regulation. In the United States, devices and biologics must be manufactured in registered, and in the case of biologics, licensed establishments and must be produced in accordance with GMP regulations. Manufacturing facilities and processes are subject to periodic FDA inspection. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices and biologics is also subject to regulation and may require FDA approval. From time to time the FDA may modify such regulations, imposing additional or different requirements. Failure to comply with any applicable FDA requirements, which may be ambiguous, could result in civil and criminal enforcement actions, product recalls or detentions and other penalties.

     In addition, the National Organ Transplant Act ("NOTA") prohibits the acquisition or transfer of human organs for "valuable consideration" for use in human transplantation. NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control and storage of human organs. There can be no assurance, however, that restrictive interpretations of NOTA will not be adopted in the future that will call into question one or more aspects of the Company's methods of charging for its preservation services. The Company's laboratory operations are subject to the U.S. Department of Labor, Occupational Safety and Health Administration and Environmental Protection Agency requirements for prevention of occupational exposure to infectious agents and hazardous chemicals and protection of the environment. Some states have enacted statutes and regulations governing the processing, transportation and storage of human organs and tissue, and management believes that the Company is presently in compliance in all material respects with all such applicable statutes and regulations. There can be no assurance that more restrictive state laws or regulations will not be adopted in the future that could adversely affect the Company's operations.

     COMPETITION

     The Company faces competition from other companies that cryopreserve human tissue, as well as companies that market mechanical valves and synthetic and animal tissue for implantation. Management believes that at least four tissue banks offer cryopreservation services for human heart valves and many companies offer processed porcine heart valves and mechanical heart valves. A few companies dominate portions of the mechanical and porcine heart valve markets, including St. Jude Medical Inc. and Medtronic Inc. (mechanical valves) and a division of Baxter International Inc. (porcine valves). Many of the Company's competitors have greater financial, technical and marketing resources than the Company and are well established in their markets. There can be no assurance that the Company's products and services will be able to continue to compete successfully with the products of these or other companies.

     Any products developed by the Company that gain regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. In addition, the Company believes that the primary competitive factors for its products include safety, efficacy, ease of use, reliability, suitability for their specified uses in service and price. The Company also believes that physician relationships are important competitive factors.


LIMITED AVAILABILITY OF TISSUE

     Although the Company is pursuing the development of products and services that would not be constrained by tissue availability, such as its porcine heart valves, biological glues, and the product line acquired from IFM, much of the Company's current business depends upon the availability of sufficient quantities of tissue from human donors. In particular, continuing limits on the supply of donated heart tissue could restrict the Company to modest, if any, growth in the number of human heart valves preserved by the Company. A significant reduction in supplies of human tissue could have a material adverse effect on the Company's business. The Company relies primarily upon the efforts of third party procurement agencies (all of which are not for profit) and others to educate the public and foster an increased willingness to donate tissue. Based on the Company's experience with human heart valves, management believes that once the use by physicians of a particular tissue gains acceptance, demand for transplantable tissue will exceed the amount of tissue available from human donors. While tissue availability is not currently a limiting factor for most vein tissue and orthopedic tissues, rapid growth in these areas could ultimately be limited by tissue availability, in addition to other factors.

UNCERTAINTIES REGARDING PRODUCTS IN DEVELOPMENT

     The Company's porcine heart valve products are currently only offered for sale outside of the United States. The porcine heart valves are subject to the risk that the Company may be unable to obtain governmental approval necessary to permit commercial distribution of these valves in the United States.

     The Company's research and development efforts are time consuming and expensive and there can be no assurance that these efforts will lead to
commercially    successful   products   or   services.   Even   the   successful
commercialization of a new service or product in the medical industry can be characterized by slow growth and high cost associated with marketing, under-utilized production capacity, and continuing research and development and education costs. Generally, the introduction of new human tissue products requires significant physician training and years of clinical evidence derived from human implants in order to gain community acceptance. With respect to the Company's major products under development, FibRx(R) is progressing through animal trials and is presently undergoing toxicology validation procedures mandated by the FDA prior to the approval for human clinical trials, BioGlue(R) is progressing through animal and toxicity evaluations, and SynerGraft(R) has begun initial animal testing. In addition, the Company's emphasis with respect to its BioGlue product in development continues to undergo modification regarding delivery mechanisms and evaluation of its key components and their intended applications. As a result of the foregoing, management cannot effectively predict the duration or extent of, or whether any newly introduced products will successfully complete, these initial stages, and as a result, there is no guaranty that any of these products will ultimately be approved for use on human tissue.


DEVELOPMENT PARTNERS

     The Company's strategy for developing, testing and commercializing certain of its products in development includes entering into collaborations with academic institutions, corporate partners, licensors, licensees and others. These collaborations potentially will provide access to technologies, technical expertise and financial and other resources that might otherwise be unavailable to the Company. The Company has entered into collaborations with various institutions related to the development and testing of its tissue technologies. Although the Company believes that its partners in these collaborations are motivated to succeed in performing their contractual responsibilities, their actual and timely success cannot be assured.

     Furthermore, the Company anticipates that its future research and development projects, including those with respect to its Synergraft and Bioglue products under development, may require the assistance of third party collaborators with respect to the provision of capital and know-how. There can be no assurance, however, that the Company will be able to negotiate additional collaborative agreements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful. Failure to obtain and successfully execute such arrangements in the future could increase the Company's capital requirements to undertake research, development and marketing of its proposed products. In addition the Company may encounter significant delays in introducing its proposed products into certain markets or find that the development, manufacture or sale of its proposed products in certain markets is adversely affected by the absence of such collaborative agreements or the failure of collaborative partners to perform their obligations in a timely fashion.

PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

     The Company owns several patents, patent applications, and licenses relating to its technologies, which it believes provide important competitive advantages. There can be no assurance that the Company's pending patent applications will issue as patents or that challenges will not be instituted concerning the validity or enforceability of any patent owned by the Company, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent would be substantial. Furthermore, there can be no assurance that competitors will not independently develop similar technologies or duplicate the Company's technologies or design around the patented aspects of the Company's technologies. There can be no assurance that the Company's proposed technologies will not infringe patents or other rights owned by others, licenses to which may not be available to the Company. In addition, under certain of the Company's license agreements, if the Company fails to meet certain contractual obligations, including the payment of minimum royalty amounts, such licenses may become nonexclusive or terminable by the licensor. Additionally, the Company protects its proprietary technology and processes in part by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or independently discovered by competitors.


UNCERTAINTIES REGARDING FUTURE HEALTH CARE REIMBURSEMENTS

     Even though the Company does not receive payments directly from third party healthcare payers, their reimbursement methods may impact demand for the Company's cryopreserved tissue. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party healthcare payers or their effect on the Company. Changes in the reimbursement methods utilized by third party healthcare payers, including Medicare, with respect to cryopreserved tissues provided for implant by the Company and other Company services and products, could have a material adverse effect on the Company. Significant uncertainty exists as to the reimbursement status of newly approved health care products and services and there can be no assurance that adequate third party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in developing new products. Government and other third party payers are increasingly attempting to contain healthcare cost by limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA and by refusing in some cases to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and other third party payers for uses of the Company's new products and services, market acceptance of these products could be adversely affected.

DEPENDENCE ON KEY PERSONNEL

     The Company's business and future operating results depend in significant part upon the continued contributions of its key technical personnel and senior management, many of whom would be difficult to replace. The Company's business and future operating results also depend in significant part upon its ability to attract and retain qualified management, processing, technical, marketing, sales, and support personnel for its operation. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of key employees, the failure of any key employee to perform adequately or the Company's inability to attract and retain skilled employees as needed could materially adversely affect the Company's business, financial condition and results of operations.

ACQUISITIONS

     The Company's growth strategy includes the consummation of strategic acquisitions of other companies and products. The integration of such acquisitions can require substantial efforts on the part of management and can distract attention from the Company's core business. There can be no assurance that the Company will be able to succesfully integrate the operations of any such business, including IFM, nor can there be any assurance that the Company will be able to successfully market IFM's medical devices, which represent a new product line for the Company.

PRODUCT LIABILITY AND INSURANCE

     The Company faces the inherent business risk of financial exposure to product liability claims in the event that the use of tissue processed, preserved or distributed by the Company results in personal injury or the transmission of infectious disease. Although the Company has incurred minimal losses due to product liability claims to date, there can be no assurance that it will not incur such losses in the future. The Company currently maintains product liability insurance in the aggregate amount of $14 million per occurrence per year. There can be no assurance that such coverage will continue to be available on terms acceptable to the Company or will be adequate to cover any losses due to product claims if actually incurred. Furthermore, if any such claim is successful, it could have a material adverse effect on the demand for the Company's services.

USE AND DISPOSAL OF HAZARDOUS MATERIAL

     The Company's research, development and processing activities involve the controlled use of small quantities of radioactive compounds, chemical solvents and other hazardous materials. The Company's activities also include the preservation and growth of human cells and the processing of human tissue. Although the Company believes that its safety procedures for handling, processing and disposing of hazardous materials and human tissue comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination, injury or disease transmission from these materials cannot be completely eliminated. In the event of such an accident or transmission, the Company could be held liable for resulting damages and any liability could have a material adverse effect on the Company. Any failure to comply with such regulations could result in the imposition of penalties, fines and sanctions which could have a material adverse effect on the Company's business.

VOLATILITY OF SECURITIES PRICES

     The trading price of the Company's Common Stock has been subject to wide fluctuations from time to time and may continue to be subject to such volatility in the future. Trading price fluctuations can be caused by a variety of factors, including quarter to quarter variations in operating results, announcement of technological innovations or new products by the Company or its competitors, governmental regulatory acts, developments with respect to patents or proprietary rights, general conditions in the medical or cardiovascular device or service industries, actions taken by government regulators, changes in earnings estimates by securities analysts, or other events or factors, many of which are beyond the Company's control. If the Company's revenues or operating results in future quarters fall below the expectations of securities analysts and investors, the price of the Company's Common Stock would likely decline, perhaps substantially. Changes in the trading price of the Company's Common Stock may bear no relation to the Company's actual operational or financial results.

ANTI-TAKEOVER PROVISIONS

     The Company's Articles of Incorporation and By-laws contain provisions that may discourage or make more difficult any attempt by a person or group to obtain control of the Company, including provisions authorizing the issuance of preferred stock without shareholder approval, restricting the persons who may call a special meeting of the shareholders, and prohibiting shareholders from taking action by written consent. In addition, the Company is subject to certain provisions of Florida law that may discourage or make more difficult takeover attempts or acquisitions of substantial amounts of the Company's Common Stock. Further, pursuant to the terms of a stockholder rights plan adopted in 1995, the Company has distributed a dividend of one right for each outstanding share of Common Stock. The rights will cause substantial dilution of the ownership of a person or group that attempts to acquire the Company on terms not approved by the Board and may have the effect of deterring hostile takeover attempts.

SHARES ELIGIBLE FOR FUTURE SALE

     Substantially all of the Company's outstanding Common Stock is available for sale in the public marketplace. There are also outstanding stock options to purchase an aggregate of approximately 708,000 shares of Common Stock at various exercise prices per share. The majority of the shares to be received upon exercise of these options will be available for immediate resale in the public markets. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. The possibility exists that substantial amounts of Common Stock may be sold in the public market, which may adversely effect prevailing market prices for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

ABSENCE OF DIVIDENDS

     The Company has not paid and does not presently intend to pay cash dividends. It is not likely that any cash dividends will be paid in the foreseeable future.

ITEM 2.  PROPERTIES.

     The Company's facilities are located in suburban Atlanta, Georgia, and consist of three facilities totaling approximately 130,000 square feet of leased office and laboratory space. Approximately 17,500 square feet are dedicated to laboratory space. The primary laboratory facilities (excluding the Bio-Adhesive laboratory) currently contain three main operating areas: Cryopreserved Tissue Processing, Research and Development, and Microbiology. Each laboratory consists of a general work area and adjoining "clean rooms" for work with human tissue or in sterile processing. The clean rooms are designed to provide a near sterile environment. The Cryopreserved Tissue Laboratory contains approximately 7,700 square feet with a suite of seven clean rooms. The Research and Development Laboratory is approximately 5,500 square feet with a suite of five clean rooms. The Microbiology Laboratory is approximately 3,200 square feet with a suite of three clean rooms. The Bio-Adhesive facility contains approximately 11,000 square feet, including approximately 4,000 square feet of laboratory space with a suite of eight clean rooms.The Company's Porcine heart valves are manufactured in the Company's bioprosthesis laboratory, which contains approximately 13,000 square feet, with a suite of three clean rooms.



ITEM 3.  LEGAL PROCEEDINGS.

         Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         Inapplicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Each of the executive officers of the Registrant was elected by the Board of Directors to serve until the Board of Directors' meeting immediately following the next annual meeting of stockholders or until his earlier removal by the Board of Directors or his resignation. The following table lists the executive officers of the Registrant and their ages, offices with the Registrant, and the dates from which they have continually served in their present offices with the Registrant.

                                                                                                Date First Elected to
                                                                                                    Present Office
                  Name              Age                 Office With Registrant

 Steven G. Anderson                 58         Chairman of the Board of Directors, President   February, 1984
                                               and Chief Executive Officer
 Robert T. McNally, Ph.D.           49         Senior Vice President, Clinical Research        June, 1984
 Albert E. Heacox, Ph.D.            46         Vice President, Laboratory Operations           June, 1985
 Gerald B. Seery                    40         Vice President, Marketing                       August, 1995
 Ronald D. McCall, Esq.             60         Director, Secretary and Treasurer               January, 1984
 Edwin B. Cordell, Jr., CPA         38         Vice President and Chief Financial Officer      December, 1994
 James C. Vander Wyk, Ph.D.         52         Vice President, Regulatory Affairs and          February, 1996
                                               Quality Assurance
 Kirby S. Black, Ph.D.              42         Vice President, Research and Development        July, 1995

     Steven G. Anderson, a founder of the Company, has served as the Company's President, Chairman of the Board, and Chief Executive Officer since its inception. Mr. Anderson has 30 years of experience in the implantable medical device industry. Prior to joining the Company, Mr. Anderson was Senior Executive Vice President of Intermedics, Inc., a manufacturer and distributor of pacemakers and other medical devices. Mr. Anderson has a B.A. from the University of Minnesota.

     Robert T. McNally, Ph.D., a founder of the Company, served as Vice President, Clinical Research from June, 1984, until September, 1991, when he was promoted to his current position, Senior Vice President, Clinical Research. Dr. McNally has been responsible for clinical research and development, which includes all testing of the Company's processes and services, supervision of new product development, and oversight of all regulatory affairs. Prior to joining the Company, Dr. McNally was employed as Regional Manager-Europe by Intermedics International, Inc., which markets pacemakers and other medical devices. Dr. McNally has a Ph.D. in bioengineering from the University of Pennsylvania, an M.S.E. in biomedical electronic engineering from the University of Pennsylvania, and a B.E.E. in electrical engineering from Villanova University.

     Albert E. Heacox, Ph.D. has served as Vice President, Laboratory Operations since June, 1985. Dr. Heacox has been responsible for developing protocols and procedures for both cardiovascular and connective tissues, implementing upgrades in procedures in conjunction with the Company's quality assurance programs, and overseeing all production activities of the Company's laboratories. Prior to joining the Company, he worked as a researcher with the U.S. Department of Agriculture and North Dakota State University, developing methods for the cryopreservation of cells and animal germ plasm storage. Dr. Heacox received his Ph.D. in Biology from Washington State University in 1980. He completed his post-doctorate training in cell biology at the University of Cologne, West Germany in 1981.

     Gerald B. Seery joined the Company in 1993 as Director, Vascular Marketing. In August, 1995 he was promoted to the position of Vice President of Marketing. Mr. Seery is responsible for developing and implementing the Company's marketing plans and supervising all tissue procurement activities. Prior to joining the Company, Mr. Seery held senior marketing management positions with Meadox Medical, Electro Catheter Corporation and Daig Corporation, accumulating some sixteen years specialized marketing experience in cardiovascular medical devices. Mr. Seery received a Bachelor of Arts degree in international economics at The Catholic University of America in Washington D.C. in 1978 and completed his Masters of Business Administration at Columbia University in New York in 1980.

     Ronald D. McCall has served as a director of the Company and as the Secretary and Treasurer of the Company since January, 1984. From 1985 to the present, Mr. McCall has been the proprietor of the law firm of Ronald D. McCall, Attorney At Law, Tampa, Florida. Mr. McCall was admitted to the practice of law in Florida in 1961. He has a juris doctor degree from the University of Florida.

     Edwin B.  Cordell,  Jr.,  CPA was  appointed  as Vice  President  and Chief
Financial  Officer of the  Company  in  November,  1994.  From  August,  1987 to
November, 1994, he served as Controller and Chief Financial Officer of Video Display Corporation, a cathode ray tube remanufacturing and distribution company. Mr. Cordell graduated from the University of Tennessee with a B.S. in Accounting.

     James C. Vander Wyk, Ph.D. was appointed as Vice President, Regulatory Affairs and Quality Assurance of the Company in February 1996. Prior to that, he held senior management positions at Schneider (USA), Inc., Pharmacia Deltec, Inc. and Delmed, Inc. gaining some sixteen years experience in Regulatory Affairs and Quality Assurance. Dr. Vander Wyk received his B.S. in Pharmacy from the Massachusetts College of Pharmacy and his Ph.D. in Microbiology from the University of Massachusetts. He performed his NIH Postdoctoral Fellowship at the University of Illinois.

     Kirby S. Black was appointed as Vice President of Research and Development in July 1995. Dr. Black is responsible for new product research and development. Prior to joining the Company, Dr. Black was Director, Medical Information and Project Leader at Advanced Tissue Sciences, La Jolla, California. Dr. Black has also held a number of positions at the University of California at Irvine, including Director, Transplantation and Immunology Laboratories, Department of Surgery. Dr. Black holds a B.S. degree from the University of California, Los Angeles, and a Ph.D. degree from the University of California at Irvine.



                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following information contained in the 1996 Annual Report to Stockholders is incorporated herein by reference: information concerning stock prices on page 22. CryoLife, Inc. common stock is traded on The Nasdaq Stock Market under the Symbol CRYL. As of March 14, 1997 the Company had 384 shareholders of record and approximately 6,000 benficial owners, including shares held in brokerage accounts. CryoLife, Inc. has not paid any cash dividends on its common stock and has no present plans to pay cash dividends in the near future.


ITEM 6.  SELECTED FINANCIAL DATA.

     Selected   Financial  Data  on  page  23  of  the  1996  Annual  Report  to
Stockholders are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 4 through 9 of the 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and supplementary data of the Company included in the 1996 Annual Report to Stockholders, are incorporated herein by reference.

         Financial Statements:

                  Consolidated Statements of Income for each of the three years in the period ended December 31, 1996, page 12.

                  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996, page 14.

                  Consolidated Balance Sheets as of December 31, 1996 and 1995, pages 10 through 11.

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996, page 13.

                  Notes to Consolidated  Financial Statements,  pages 15 through
                  21.

                  Independent Auditors' Report, page 22.

         Supplementary Data:

                  Selected   Financial   Information  and  Selected   Quarterly
                  Financial Information, page 23.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     Effective April 17, 1996, the Audit Committee of the Board of Directors of Registrant engaged the accounting firm of Ernst & Young LLP as independent auditors for the Registrant to replace the firm of KPMG Peat Marwick LLP, which was terminated by Registrant's Audit Committee effective that date.

     There were no disagreements between Registrant and KPMG Peat Marwick LLP in connection with the audits of the two most recent fiscal years ended December 31, 1995, or any subsequent interim period, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused KPMG Peat Marwick LLP to make reference in connection with their reports to the subject matter of the disagreement.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The response to Item 10, applicable to the Directors of the Company, is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 1997. Information concerning executive officers is included in Part I, Item 4.A of this Form 10-K.

     The response to item 10, applicable to Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual meeting of Stockholders to be held May 15, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

     The response to Item 11 is incorporated herein by reference to the information set forth under the captions "Report of the Compensation Advisory Committee on Executive Compensation," "Performance Graph" and "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The response to Item 12 is incorporated herein by reference to the information set forth under the captions "Ownership of Principal Shareholders and Certain Executive Officers" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to Item 13 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 1997.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         The following are filed as part of this report:

                  (a)      1.       Financial Statements

                  The following consolidated financial statements are incorporated herein by reference to the 1996 Annual Report to Stockholders, portions of which are filed as an exhibit to this Form 10-K.

                  Consolidated Statements of Income for each of the three years in the period ended December 31, 1996, page 12.

                  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996, page 14.

                  Consolidated Balance Sheets as of December 31, 1996 and 1995, pages 10 through 11.

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996, page 13.

                  Notes to Consolidated  Financial Statements,  pages 15 through
                  21.

                  Independent Auditors' Report, page 22.


                           2.       Financial Statement Schedule

                  Independent Auditors' Report on Schedule

                  Schedule II       -       Valuation and Qualifying Accounts


All other financial statement schedules not listed above are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.





                           3.       A.      Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number                                      Description

2.1 Sale Agreement dated August 16, 1996 between the Company and Donald Nixon Ross. (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly report on form 10-Q for the quarter ended September 30, 1996.)

2.2 Asset Purchase Agreement among the Company and United Cryopreservation Foundation, Inc., United Transplant Foundation, Inc. and QV, Inc. dated September 11, 1996. (Incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

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

4.1 Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.1 Lease, by and between New Market Partners III, Laing Properties, Inc., General Partner, as Landlord, and the Company, as Tenant, dated February 13, 1986, as amended by that Amendment to Lease, by and between the parties, dated April 7, 1986, as amended by that Amendment to Lease, by and between the parties, dated May 15, 1987, as amended by that Second Amendment to Lease, by and between the parties, dated June 22, 1988, as amended by that Third Amendment to Lease, by and between the parties, dated April 4, 1989, as amended by that Fourth Amendment to Lease, by and between the parties, dated April 4, 1989 as amended by that Fifth Amendment to Lease, by and between the parties, dated October 15, 1990. (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.1(a) Seventh Amendment to Lease dated February 13, 1986, by and between New Market Partners III, Laing Properties, Inc., General Partner, as Landlord, and the Company as tenant, dated May 15, 1996.

10.2           Lease by and between Newmarket Partners I, Laing Properties, Inc.
               and Laing Management Company, General Partner, as Landlord, and the Company as Tenant, dated July 23, 1993. (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.3           1993  Employee  Stock  Incentive  Plan  adopted  on July 6, 1993.
               (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.4 1989 Incentive Stock Option Plan for the Company, adopted on March 23, 1989. (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.5           Incentive  Stock  Option  Plan,   dated  as  of  April  5,  1984.
               (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.6 Form of Stock Option Agreement and Grant under the Incentive Stock Option and Employee Stock Incentive Plans. (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.7 CryoLife, Inc. Profit Sharing 401(k) Plan, as adopted on December 17, 1991. (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.8 Form of Supplemental Retirement Plan, by and between the Company and its Officers -- Parties to Supplemental Retirement Plans:
               Steven G. Anderson, Robert T. McNally, Gerald B. Seery, James C. Vander Wyk, Albert E. Heacox, Kirby S. Black, and Edwin B. Cordell, Jr. (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.9(a)        Employment  Agreement,  by and  between the Company and Steven G.
               Anderson. (Incorporated by reference to Exhibit 10.9(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.9(b)        Employment  Agreement,  by and  between the Company and Robert T.
               McNally. (Incorporated by reference to Exhibit 10.7(b) to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.9(c)        Employment  Agreement,  by and  between the Company and Albert E.
               Heacox. (Incorporated by reference to Exhibit 10.7(c) to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.9(d)        Employment  Agreement,  by and  between  the Company and Edwin B.
               Cordell, Jr. (Incorporated by reference to Exhibit 10.9(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.9(e)        Employment  Agreement,  by and  between the Company and Gerald B.
               Seery. (Incorporated by reference to Exhibit 10.9(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.9(f)        Employment  Agreement,  by and  between  the Company and James C.
               Vander Wyk, Ph.D. (Incorporated by reference to Exhibit 10.9(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.9(g)        Employment  Agreement,  by and  between  the Company and Kirby S.
               Black, Ph.D.

10.10 Form of Secrecy and Noncompete Agreement, by and between the Company and its Officers. (Incorporated by reference to Exhibit
               10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.11 Registration Rights Agreement, by and among the Company, Galen Partners, L.P., and Galen Partners International, L.P., both
               Delaware limited partnerships, dated August 22, 1991. (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.12 Technology Acquisition Agreement between the Company and Nicholas Kowanko, Ph.D., dated March 14, 1996. (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.13 Option Agreement, by and between the Company and Duke University, dated July 9, 1990, as amended by that Option Agreement Extension, by and between the parties, dated July 9, 1991. (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.14 Research and License Agreement by and between Medical University of South Carolina and CryoLife dated November 15, 1985, as amended by Amendment to the Research and License Agreement dated February 25, 1986 by and between the parties and an Addendum to Research and License Agreement by and between the parties, dated March 4, 1986. (Incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.15 Technical Services Agreement by and between the Company and Validation Systems, Inc., dated as of January 1, 1994. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.16 CryoLife, Inc. Non-Employee Directors Stock Option Plan adopted on March 27, 1995. (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.17 Settlement Agreement between the Company and Bravo Cardiovascular, Inc., dated February 14, 1995. (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.18          Sale Agreement between the Company and Bravo Cardiovascular, Inc.
               dated  February 14, 1995.  (Incorporated  by reference to Exhibit
               10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.19 Private Label Agreement between the Company and Bravo Cardiovascular, Inc. dated February 14, 1995. (Incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.20 Consignment Agreement between the Company and Bravo Cardiovascular, Inc. dated February 14, 1995. (Incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.21 Sale and Assignment Agreement between the Company and Osteotech, Inc. dated July 17, 1995. (Incorporated by reference to Exhibit
               10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.22 Lease Agreement between the Company and Amli Land Development - I Limited Partnership, dated April 18, 1995. (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.23 Preoccupancy and Construction Agreement between the Company and Amli Land Development - I Limited Partnership dated April 18, 1995. (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.24 Funding Agreement between the Company and Amli Land Development - I Limited Partnership dated April 18, 1995. (Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.25 Employee Stock Purchase Plan dated May 22, 1995. (Incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.26 Noncompetition Agreement between the Company and United Cryopreservation Foundation, Inc. dated September 11,1996. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.27 Noncompetition Agreement between the Company and QV, Inc. dated September 11, 1996. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.28 Revolving\Term Loan Facility between the Company and NationsBank N.A., dated August 30, 1996. (Incorporated by reference to
               Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.29          Research   and  Option   Agreement   between   the   Company  and
               Biocompatibles Limited dated July 29, 1996. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

10.30 Technology License Agreement between the Company and Colorado State University Research Foundation dated March 28, 1996. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

10.31 Noncompetition Agreement between the Company and United Transplant Foundation, Inc. dated September 11, 1996. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

11.1           Statement re: Computation of Per Share Earnings.

13.1           1996 Annual  Report to  Stockholders.  The portions of the Annual
               Report  which  are  not  specifically   incorporated   herein  by
               reference are provided for informational purposes only.

21.1           Subsidiaries of CryoLife, Inc.

23.1           Consent of Independent Auditors.

23.2           Consent of Independent Auditors.

27.1           Financial Data Schedule


3.             B. Executive Compensation Plans and Arrangements.

1.             1993  Employee  Stock  Incentive  Plan  adopted  on July 6, 1993.
               (Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

2. 1989 Incentive Stock Option Plan for the Company, adopted on March 23, 1989 (Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

3.             Incentive  Stock Option Plan,  dated as of April 5, 1984 (Exhibit
               10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

4. Form of Stock Option Agreement and Grant under the Incentive Stock Option and Employee Stock Incentive Plans (Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

5. CryoLife, Inc. Profit Sharing 401(k) Plan, as adopted on December 17, 1991 (Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

6. Form of Supplemental Retirement Plan, by and between the Company and its Officers -- Parties to Supplemental Retirement Plans:
               Steven G. Anderson, Robert T. McNally, Gerald B. Seery, James C. Vander Wyk, Albert E. Heacox, Kirby S. Black and Edwin B. Cordell, Jr. (Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

7.             Employment  Agreement,  by and  between the Company and Steven G.
               Anderson. (Exhibit 10.7(a) to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

8.             Employment  Agreement,  by and  between the Company and Robert T.
               McNally.   (Exhibit  10.7(b)  to  the  Registrant's  Registration
               Statement on Form S-1 (No. 33-56388).)

9.             Employment  Agreement,  by and  between the Company and Albert E.
               Heacox.   (Exhibit  10.7(c)  to  the  Registrant's   Registration
               Statement on Form S-1 (No. 33-56388).)

10.            Employment  Agreement,  by and  between the Company and Gerald B.
               Seery. (Incorporated by reference to Exhibit 10.9(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

11.            Employment  Agreement,  by and  between  the Company and James C.
               Vander Wyk, Ph.D. (Incorporated by reference to Exhibit 10.9(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

12.            Employment  Agreement,  by and  between  the Company and Edwin B.
               Cordell, Jr. (Incorporated by reference to Exhibit 10.9(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

13. CryoLife, Inc. Non-Employee Directors Stock Option Plan adopted on March 27, 1995. (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

14.            Employee  Stock  Purchase  Plan.  (Incorporated  by  reference to
               Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

15.            Employment  Aggrement  by and  between  the  Company and Kirby S.
               Black (Exhibit 10.9(g) to this Form 10-K.)


                      (b)           Reports on Form 8-K

The Registrant did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CRYOLIFE, INC.


March 29, 1997                              By:  Steven G. Anderson
                                                 ------------------
                                                 Steven G. Anderson,
                                                 President, Chief Executive
                                                 Officer and Chairman of
                                                 the Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                              Date
---------                       -----                              ----

Steven G. Anderson              President,                        March 29, 1997
------------------
Steven G. Anderson              Chief Executive Officer
                                and Chairman of the
                                Board of Directors
                                (Principal Executive Officer)


Edwin B. Cordell, Jr.           Vice President and                March 29, 1997
---------------------
Edwin B. Cordell, Jr.           Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)


Ronald D. McCall                Director                          March 29, 1997
----------------
Ronald D. McCall


                                Director                          March 28, 1997
----------------
Benjamin H. Gray



Rodney G. Lacy                  Director                          March 28, 1997
--------------
Rodney G. Lacy



Ronald Charles Elkins, M.D.     Director                          March 31, 1997
---------------------------
Ronald Charles Elkins, M.D.

                          Independent Auditors' Report





The Board of Directors and Shareholders
CryoLife, Inc.

We have audited the accompanying consolidated balance sheet of CryoLife, Inc., and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CryoLife, Inc., and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                        KPMG PEAT MAKWICK LLP

                                        KPMG PEAT MARWICK LLP


Atlanta, Georgia
February 14, 1996

                          Independent Auditors' Report



The Board of Directors and Shareholders
CryoLife, Inc.


Under date of February 14, 1996, we reported on the consolidated balance sheet of CryoLife, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1995, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index, This financial statement schedule is the responsibiity of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                     KPMG PEAT MARWICK LLP

                                                     KPMG PEAT MARWICK LLP


Atlanta, Georgia
March 28, 1997

                                 CRYOLIFE, INC.


                      Index to Financial Statement Schedule



                                                                        Page No.
                                                                        -------


Schedule II       -        Valuation and Qualifying Accounts              S-1

                                   SCHEDULE II
                         CRYOLIFE, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                  Years ended December 31, 1996, 1995, and 1994



                                         Balance beginning                                         Balance end of
                                            of period                                                  period
                Description                                       Additions        Deductions

 Year ended December 31, 1996
   Allowance for doubtful
     accounts                                   $ 30,000          $88,400            $24,113         $ 94,287
   Allowance for doubtful
     note receivable                             225,000               --            225,000               --
 Deferred preservation
     costs                                       247,484          140,000            109,085          278,399


 Year ended December 31, 1995
   Allowance for doubtful
     accounts                                    $24,938          $41,433            $36,371          $30,000
   Allowance for doubtful
     note receivable                                  --          225,000                 --          225,000
   Deferred preservation
     costs                                       242,883          740,000            735,399          247,484
   Inventory                                     150,000               --            150,000               --

 Year ended December 31, 1994
   Allowance for doubtful
     accounts                                   $ 10,000        $ 150,000          $ 135,062         $ 24,938
   Deferred preservation
     costs                                            --          523,891            281,008          242,883
   Inventory                                          --          150,000                 --          150,000
