Form 10-Q
period 1997-03-31
CRYOLIFE INC
filed 1997-05-15
CIK 784199

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For Quarterly Period Ended March 31, 1997 Commission File Number 0-21104

                                 CRYOLIFE, INC.
             (Exact name of Registrant as specified in its charter)

                                    ---------

                               Florida 59-2417093
                  (State or Other Jurisdiction(I.R.S. Employer
              of incorporation or organization)Identification No.)

                           1655 Roberts Boulevard, NW
                             Kennesaw, Georgia 30144
                    (Address of principal executive offices)
                                   (zip code)

                                 (770) 419-3355
              (Registrant's telephone number, including area code)

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

YES   X    NO ____

The number of shares of common stock, par value $0.01 per share, outstanding at May 12, 1997 is 9,595,000.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                  SUMMARY CONSOLIDATED STATEMENTS OF INCOME



                                                        Three Months Ended
                                                            March 31,
                                                       1997             1996
                                                       ----             ----
                                                            (Unaudited)

Revenues:
     Cryopreservation and products              $ 10,383,000      $ 8,260,000
     Research grants, licenses, lease,
       interest income, and other                     30,000          174,000
                                                -----------------------------
                                                  10,413,000        8,434,000
Costs and expenses:
     Cost of preservation and products             3,426,000        2,879,000
     General, administrative and marketing         4,479,000        3,626,000
     Research and development                        849,000          690,000
     Interest expense                                132,000               --
                                                -----------------------------
                                                   8,886,000        7,195,000
                                                -----------------------------
Income before income taxes                         1,527,000        1,239,000
Income tax expense                                   575,000          457,000
                                                -----------------------------
Net income                                      $    952,000      $   782,000
                                                =============================

Earnings per share of common stock              $       0.10      $      0.08
                                                =============================
Weighted average common and common
     equivalent shares outstanding                 9,877,000        9,756,000
                                                =============================


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                         CRYOLIFE, INC. AND SUBSIDIARIES
                       SUMMARY CONSOLIDATED BALANCE SHEETS

                                                         March 31,  December 31,
                                                          1997         1996
                                                          ----         ----
                                                               (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                       $    192,000    $ 1,370,000
     Marketable securities                                 42,000         43,000
     Receivables (net)                                  8,979,000      8,197,000
     Deferred preservation costs                        8,545,000      7,178,000
     Inventories                                        1,073,000        260,000
     Prepaid expenses                                   1,740,000        846,000
     Deferred income taxes                                287,000        287,000
                                                     ---------------------------
       Total current assets                            20,858,000     18,181,000
                                                     ---------------------------
Property and equipment (net)                           12,366,000     11,567,000
Goodwill (net)                                          8,759,000      1,846,000
Other intangibles (net)                                 5,080,000      3,379,000
                                                     ---------------------------
TOTAL ASSETS                                         $ 47,063,000    $ 4,973,000
                                                     ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                $  2,194,000    $ 3,696,000
     Accrued expenses                                   1,649,000        934,000
     Accrued procurement fees                           1,118,000      1,210,000
     Accrued compensation                                 712,000        878,000
     Current maturities of debt                           496,000        527,000
     Income taxes payable                                 401,000             --
                                                     ---------------------------
       Total current liabilities                        6,570,000      7,245,000
                                                     ---------------------------

Bank line of credit                                     8,177,000      1,250,000
Long-term debt                                          6,306,000      1,549,000
                                                     ---------------------------
Total liabilities                                      21,053,000     10,044,000
                                                     ---------------------------

Shareholders' Equity:
     Preferred stock                                           --             --
     Common stock (issued 10,138,000 shares
     in 1997 and 10,110,000 shares in 1996)               101,000        101,000
     Additional paid-in capital                        17,252,000     17,128,000
     Retained earnings                                  8,854,000      7,902,000
     Less:  Unrealized gain on investments                (1,000)        (1,000)
               Treasury stock (543,000 shares)          (180,000)      (180,000)
               Notes receivable from shareholders        (16,000)       (21,000)
                                                     ---------------------------
          Total shareholders' equity                   26,010,000     24,929,000
                                                     ---------------------------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                             $47,063,000    $34,973,000
                                                     ===========================

See accompanying notes to summary consolidate statements.

Item 1. Financial Statements

                         CRYOLIFE, INC. AND SUBSIDIARIES
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Three Months Ended
                                                                                   March 31,
                                                                              1997             1996
                                                                              ----             ----
                                                                                  (Unaudited)

Net cash flows provided by (used in) operating activities:
     Net income                                                        $    952,000    $    782,000
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                       526,000         319,000
        Provision for doubtful accounts                                      15,000          15,000
        Deferred income taxes                                                    --        (39,000)
        Receivables                                                         163,000     (1,038,000)
        Deferred preservation costs and inventories                     (1,543,000)        (35,000)
        Prepaid expenses and other assets                                 (837,000)       (359,000)
        Accounts payable and accrued expenses                           (1,535,000)         698,000
                                                                       ----------------------------
          Net cash flows provided by (used in) operating activities     (2,259,000)         343,000
                                                                       ----------------------------

Net cash flows provided by (used in) investing activities:
     Capital expenditures                                               (1,071,000)       (499,000)
     Other assets                                                         (213,000)       (394,000)
     Cash paid for acquisition, net of cash acquired                    (4,418,000)              --
     Net sales of marketable securities                                          --       1,523,000
                                                                       ----------------------------
       Net cash flows provided by (used in) investing activities        (5,702,000)         630,000
                                                                       ----------------------------

Net cash flows provided by financing activities:
     Proceeds from borrowings on revolving term loan                      6,653,000              --
     Proceeds from issuance of common stock and
         from notes receivable from shareholders                            130,000         133,000
                                                                       ----------------------------
     Net cash provided by financing activities                            6,783,000         133,000
                                                                       ----------------------------
Increase (decrease) in cash                                             (1,178,000)       1,106,000
Cash and cash equivalents at beginning of period                          1,370,000         167,000
                                                                       ----------------------------
Cash and cash equivalents at end of period                             $    192,000    $  1,273,000
                                                                       ============================

Supplemental cash flow information
Non-cash investing and financing activities:
     Fair value of assets acquired                                     $  1,768,000              --
     Cost in excess of assets acquired                                    8,541,000              --
     Liabilities assumed                                                  (891,000)              --
     Debt issued for assets acquired                                    (5,000,000)              --
                                                                       ----------------------------
     Net cash paid for acquisition                                     $  4,418,000              --
                                                                       ============================

See accompanying notes to summary consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with (i) generally accepted accounting principles for interim financial information, and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


NOTE 2 - ACQUISITION OF IDEAS FOR MEDICINE

On March 5, 1997,  the Company  acquired the stock of Ideas for  Medicine,  Inc.
(IFM) of Clearwater, Florida, a medical device company specializing in the manufacture and distribution of single use cardiovascular products, for consideration of approximately $4.5 million in cash and approximately $5 million in convertible debentures plus related expenses. The cash portion of the purchase price was financed by borrowings under the Company's Revolving Term Loan Agreement. The acquisition has been accounted for as a purchase. Based on the preliminary allocation of the purchase price, the Company's unaudited pro forma results of operations for the three months ended March 31, 1997 and March 31, 1996, assuming the consummation of the purchase and issuance of the convertible debentures as of January 1, 1997 and 1996, respectively, are as follows:

                                       Three Months Ended March 31
                                         1997              1996
                                         ----              ----

Net sales                           $11,626,000       $10,115,000
Net income                             $983,000          $643,000
Net income per common share
     Primary                              $0.10             $0.07

NOTE 3 - INVENTORY

Inventory consists of the following:

                                    March 31,          December 31,
                                      1997                1996
                                      ----                ----
Raw materials                       $  250,000          $     --
Work in process                        130,000                --
Finished goods                         693,000           260,000
                                    ----------           -------
                                    $1,073,000          $260,000
                                    ==========          ========


NOTE 4 - EARNINGS PER SHARE

On May 16, 1996 the Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend, payable on June 28, 1996 to shareholders of record on June 7, 1996. All share and per share information in the accompanying financial statements have been adjusted to reflect such split.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997 and 1996 is not material.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues were $10.4 million for the three months ended March 31, 1997, a 24% increase compared to $8.4 million for the same period in 1996. Revenues for the three months ended March 31, 1997 included $554,000 attributable to the acquisiton of IFM. The remaining revenue increases are primarily attributable to a 15% increase in the number of allograft shipments resulting from an increase in demand, and a general cryopreservation fee increase in January 1997.

Revenues from human heart valve preservation increased 18% to $6.5 million for the three months ended March 31, 1997 from $5.6 million for the three months ended March 31, 1996, representing 62% and 66%, respectively, of total revenues during such periods. Shipments rose 17% for the first three months of 1997 compared to the same period in 1996.

Revenues from vein preservation increased 44% to $2.6 million for the three months ended March 31, 1997 from $1.8 million for the three months ended March 31, 1996, representing 25% and 21%, respectively, of total revenues for those periods. Vein shipments increased 43% for the first three months of 1997 compared to the same period in 1996.

Revenues from orthopaedic preservation decreased 8% to $693,000 for the three months ended March 31, 1997 from $755,000 for the three months ended March 31, 1996, representing 7% and 9%, respectively, of total revenues for those periods. Orthopaedic shipments decreased 13% for the first three months of 1997 compared to the same period in 1996 due to limited availibility of tissue in 1997 as compared to 1996.

Other revenues decreased 83% to $30,000 for the three months ended March 31, 1997 from $174,000 for the three months ended March 31, 1996. Other revenues in 1996 included research grant awards totalling $113,000, compared to $28,000 for the corresponding period in 1997. Interest income totaled $61,000 in 1996.

Cost of preservation and products aggregated $3.4 million for the three months ended March 31, 1997, representing 33% of total revenues, compared to $2.9 million for the three months ended March 31, 1996, representing 34% of total revenues. Cost of preservation and products as a percentage of revenues decreased 1% for first quarter 1997 compared to first quarter 1996. The decrease relates to the general cryopreservation fee increase and efficiencies resulting from an increase in units processed, partially offset by an increase in costs associated with the revenues generated by IFM.

General, administrative, and marketing expenses increased 25% to $4.5 million for the three months ended March 31, 1997, compared to $3.6 million for the corresponding period in 1996, representing 43% of total revenues in each period. This increase reflects the general overhead growth trends, including personnel related expenses, and increased marketing expenses resulting from higher revenues.

Research and development expenses were $849,000 for the three months ended March 31, 1997, compared to $690,000 for the corresponding period in 1996, representing 8% of total revenues for each period. Research and development spending relates principally to the Company's focus on its bioadhesives and synergraft technologies.

Seasonality

The demand for the Company's human heart valve tissue preservation services is seasonal, with peak demand generally occurring in the second and third quarters. Management believes this demand trend for human heart valves is primarily due to the high number of pediatric surgeries scheduled during the summer months.

Liquidity and Capital Resources

At March 31, 1997 net working capital was $14.3 million, compared to $10.9 million at December 31, 1996, with a current ratio of 3.2 to 1 at March 31, 1997. Shareholders' equity at March 31, 1997 was $26.0 million. The Company's primary capital requirements arise out of working capital needs, including receivables and deferred preservation costs, capital expenditures for facilities and equipment, and funding of research and development projects. The increase in receivables results from the increase in revenue and from receivables acquired as a result of the acquisition of IFM. The increase in deferred preservation costs results from an increase in the amount of tissue procured. The increase in inventory results primarily from the acquisition of IFM. The increase in prepaid expenses relates primarily to prepaid insurance premiums. The increase in other assets results primarily from intangible assets associated with the acquisition of IFM. The decrease in accounts payable results from payment of amounts associated with the constuction of and equipping of the Company's new corporate headquarters. The increase in debt results from borrowing on the Company's revolving term loan facility and from the issuance of convertible debentures, both of which are associated with the acquisition of IFM.

     The Company believes that cash generated from operations along with the approximate $1.8 million of remaining borrowing capacity at March 31, 1997 under the Company's $10 million credit facility will be sufficient to meet its operating and development needs for the foreseeable future, including the $1 million committed for the construction of a new manufacturing/office facility for IFM, the interest resulting from the convertible debentures issued in connection with the IFM acquisition and any stock repurchases made under the Company's potential repurchase of up to 500,000 shares of its Common Stock, authorized on April 2, 1997.

Forward-Looking Statements

Statements made in this Form 10-Q for the quarter ended March 31, 1997 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements as a result of adverse changes in any of a number of factors that affect this Company's business, including without limitation, changes in (1) government regulation of the Company's business, (2) the Company's competitive position, (3) the availability of tissue for implant,
(4) the status of the Company's products under development, (5) the protection of the Company's proprietary technology, (6) the reimbursement of health care costs by third-party payors and (7) the Company's ability to successfully integrate the operations of IFM. See the "Business--Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a more detailed discussion of these and other factors which might affect the Company's future performance.

Item 3.  Qualitative and Quantitative Discussion About Market Risk.

         Not Applicable.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
                  None

Item 2.  Changes in Securities.
                  On March 5, 1997 the Company issued a $5 million convertible debenture and paid $4.5 million in cash to the former IFM shareholders in connection with the acquisition of all of the outstanding stock of IFM. The debenture was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.
                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
                  None

Item 5.  Other information.
                  None

Item 6.  Exhibits and Reports on Form 8-K

     (a)      The exhibit index can be found below.

Exhibit
Number                            Description

2.1 Agreement and Plan of Merger dated as of March 5, 1997 among Ideas for Medicine, Inc., J. Crayton Pruitt, Sr., M.D., Thomas Benham, Thomas Alexandris, Tom Judge, Natalie Judge, Helen Wallace, J. Crayton Pruitt, Jr., M.D., and Johanna Pruitt, and CryoLife, Inc. And CryoLife Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 19, 1997.)

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

10.1 Agreement and Plan of Merger dated as of March 5, 1997 among Ideas for Medicine, Inc., J. Crayton Pruitt, Sr., M.D., Thomas Benham, Thomas Alexandris, Tom Judge, Natalie Judge, Helen Wallace, J. Crayton Pruitt, Jr., M.D., and Johanna Pruitt, and CryoLife, Inc. and CryoLife Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 19, 1997.)

10.2          Consulting   Agreement  dated  March  5,  1997  between   CryoLife
              Acquisition Corporation and J. Crayton Pruitt, Sr., M.D.

10.3 Subordinated Convertible Debenture dated March 5, 1997 between the Company and J. Crayton Pruitt, Sr., M.D.

10.4          Lease  Agreement  dated  March 5, 1997  between the Company and J.
              Crayton Pruitt, Sr., M.D.

10.5 Lease Guaranty dated March 5, 1997 between J. Crayton Pruitt Family Trust U/T/A and CryoLife, Inc., as Guarantor for CryoLife Acquisition Corporation.

10.6 Form of Non-Competition Agreement dated March 5, 1997 between the Company and J. Crayton Pruitt, Sr., M.D., Thomas Benham, Thomas Alexandris, Tom Judge, Natalie Judge, Helen Wallace, J. Crayton Pruitt, Jr., M.D., and Johanna Pruitt

434493.1

11.1          Statement re: computation of earnings per share

27.1          Financial Data Schedule

     (b) Current Reports on Form 8-K.

              1. The Registrant filed a Current Report on Form 8-K with the Commission on February 28, 1997 to announce its results of operations for the year ended December 31, 1996.

              2. The Registrant filed a Current Report on Form 8-K with the Commission on March 19, 1997, as amended by a Current Report on Form 8-K/A filed on May 15, 1997 with respect to the purchase of IFM.


434493.1

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CRYOLIFE, INC.
                                            (Registrant)

May 14, 1997                                /s/ EDWIN B. CORDELL, JR.
------------------                          ----------------------------------
DATE                                        EDWIN B. CORDELL, JR.
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial and
                                            Accounting Officer)