Form 10-Q
period 1997-06-30
CRYOLIFE INC
filed 1997-08-14
CIK 784199

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended June 30, 1997 Commission File Number 0-21104

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

YES   X    NO
   ------     ------


The number of shares of common stock, par value $0.01 per share, outstanding on July 30, 1997 was 9,669,000.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                                            CRYOLIFE, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                   -------------------------     ------------------------
                                                        1997         1996            1997         1996
                                                   -------------------------     ------------------------
                                                          (Unaudited)                    (Unaudited)
Revenues:
 Cryopreservation and products                    $12,641,000   $9,619,000       $23,024,000    17,879,000
 Research grants, licenses, leases,
 interest income, and other                            82,000       79,000           112,000       253,000
                                                   -------------------------    --------------------------
                                                   12,723,000    9,698,000        23,136,000    18,132,000
Costs and expenses:
 Cost of preservation and products                  4,550,000    3,289,000         7,976,000     6,168,000
 General, administrative and marketing              5,165,000    4,181,000         9,644,000     7,807,000
 Research and development                             857,000      701,000         1,706,000     1,391,000
 Interest expense                                     296,000           --           428,000            --
                                                   -------------------------    --------------------------
                                                   10,868,000    8,171,000         19,754,000   15,366,000
                                                   -------------------------------------------------------

Income before income taxes                           1,855,000    1,527,000        3,382,000     2,766,000
Income taxes                                           695,000      539,000        1,270,000       995,000
                                                   -------------------------    --------------------------
Net income                                         $ 1,160,000  $   988,000     $  2,112,000  $  1,771,000
                                                   =========================    ==========================

Earnings per share of common stock                 $      0.12  $      0.10     $       0.21  $       0.18
                                                   =========================    ==========================
Weighted average common and common
 equivalent shares outstanding                       9,888,000     9,933,000       9,881,000     9,876,000
                                                   =========================    ==========================

See accompanying notes to condensed consolidated financial statements.

Item 1. Financial Statements

                         CRYOLIFE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             June 30,            December 31,
                                              1997                  1996
                                            ------------------------------------
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $       208,000    $      1,370,000
  Marketable securities                               41,000              43,000
  Trade receivables (net)                          7,936,000           6,572,000
  Other receivables                                  384,000           1,625,000
  Deferred preservation costs                     10,040,000           7,178,000
  Inventories                                      1,257,000             260,000
  Prepaid expenses                                 1,640,000             846,000
  Deferred income taxes                              286,000             287,000
                                             -----------------------------------
    Total current assets                          21,792,000          18,181,000
                                             -----------------------------------
Property and equipment (net)                      12,792,000          11,567,000
Goodwill (net)                                     8,554,000           1,846,000
Other intangibles (net)                            4,799,000           3,379,000
                                             -----------------------------------
TOTAL ASSETS                                 $    47,937,000    $     34,973,000
                                             ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $     1,012,000    $      3,696,000
  Accrued expenses                                   907,000             934,000
  Accrued procurement fees                         1,846,000           1,210,000
  Accrued compensation                               853,000             878,000
  Current maturities of debt                         478,000             527,000
  Income taxes payable                                69,000                  --
                                             -----------------------------------
Total current liabilities                          5,165,000           7,245,000
                                             -----------------------------------

Other long term liabilities                       15,429,000           2,799,000
                                             -----------------------------------
Total liabilities                                 20,594,000          10,044,000
                                             -----------------------------------

Shareholders' equity:
Preferred stock                                           --                  --
Common stock (issued 10,195,000
  shares in 1997 and
  10,110,000 shares in 1996)                         102,000             101,000
Additional paid-in capital                        17,445,000          17,128,000
Retained earnings                                 10,014,000           7,902,000
Less:  Unrealized gain on investments                (1,000)             (1,000)
       Treasury stock (543,000 shares)             (180,000)           (180,000)
       Notes receivable from shareholders           (37,000)            (21,000)
                                             -----------------------------------
Total shareholders' equity                        27,343,000          24,929,000
                                             -----------------------------------
TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                $    47,937,000       $  34,973,000
                                            ===================================

See accompanying notes to condensed consolidated financial statements.

Item 1. Financial Statements

                         CRYOLIFE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                              1997                1996
                                                                        -----------------------------------
                                                                                     (Unaudited)
Net cash flows provided by (used in) operating activities:
   Net income                                                          $     2,112,000    $      1,771,000
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                                             1,593,000             638,000
   Provision for doubtful accounts                                              15,000              28,000
   Deferred income taxes                                                       (1,000)            (97,000)
   Receivables                                                                 822,000         (2,125,000)
   Deferred preservation costs and inventories                             (3,222,000)           (435,000)
   Prepaid expenses and other assets                                         (737,000)           (343,000)
   Accounts payable and accrued expenses                                   (2,922,000)             716,000
                                                                       -----------------------------------
Net cash flows provided by (used in) operating activities                  (2,338,000)             153,000
                                                                       -----------------------------------

Net cash flows used in investing activities:
    Capital expenditures                                                   (2,571,000)         (1,811,000)
    Other assets                                                               280,000         (1,045,000)
    Cash paid for acquisition, net of cash acquired                        (4,418,000)                  --
    Proceeds from other long term liabilities                                       --             644,000
    Net sales of marketable securities                                           2,000           1,698,000
                                                                       -----------------------------------
Net cash flows used in investing activities                                (6,707,000)           (514,000)
                                                                       -----------------------------------

Net cash flows provided by financing activities:
    Proceeds from borrowings on revolving term loan                          7,581,000                  --
    Proceeds from issuance of common stock and
         notes receivable from shareholders, net                               302,000             252,000
                                                                       -----------------------------------


Net cash provided by financing activities                                    7,883,000             252,000
                                                                       -----------------------------------
Decrease in cash                                                           (1,162,000)           (109,000)
Cash and cash equivalents at beginning of period                             1,370,000             167,000
                                                                       -----------------------------------
Cash and cash equivalents at end of period                             $       208,000    $         58,000
                                                                       ===================================



Supplemental cash flow information
Non-cash investing and financing activities:
     Fair value of assets acquired                                     $     1,768,000              --
     Cost in excess of assets acquired                                       8,541,000              --
     Liabilities assumed                                                     (891,000)              --
     Debt issued for assets acquired                                       (5,000,000)              --
     Net cash paid for acquisition                                     $     4,418,000              --
                                                                       ===================================


See accompanying notes to condensed consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) generally accepted accounting principles for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


NOTE 2 - ACQUISITION OF IDEAS FOR MEDICINE

On March 5, 1997,  the Company  acquired the stock of Ideas for  Medicine,  Inc.
(IFM) of Clearwater, Florida, a medical device company specializing in the manufacture and distribution of single use cardiovascular products, for consideration of approximately $4.5 million in cash and approximately $5 million in convertible debentures plus related expenses. The cash portion of the purchase price was financed by borrowings under the Company's Revolving Term Loan Agreement. The acquisition has been accounted for as a purchase. Based on the preliminary allocation of the purchase price, the Company's unaudited pro forma results of operations for the six months ended June 30, 1997 and June 30, 1996, assuming the consummation of the purchase and issuance of the convertible debentures as of January 1, 1997 and 1996, respectively, are as follows:

                                                Six Months Ended June 30
                                                 1997              1996
                                                 ----              ----

Net sales                                   $24,349,000       $21,477,000
Net income                                   $2,143,000        $1,601,000
Net income per common share                       $0.22             $0.16


NOTE 3 - INVENTORY

Inventory consists of the following:

                                             June 30,          December 31,
                                               1997                1996
                                               ----                ----

Raw materials                               $   286,000     $          --
Work in process                                 102,000                --
Finished goods                                  869,000           260,000
                                            -----------           -------
                                             $1,257,000          $260,000
                                             ==========          ========

NOTE 4 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters ended June 30, 1997 and 1996 is not material.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues were $12.7 million and $23.1 million for the three and six months ended June 30, 1997, respectively, compared to $9.7 million and $18.1 million for the corresponding periods in 1996. Revenues increased 31% and 28% for the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in 1996. Revenues for the three and six months ended June 30, 1997 included $1.6 million and $2.1 million attributable to the acquisition of IFM. The remaining revenue increases are due to greater allograft shipments resulting from increased demand, and a general cryopreservation fee increase in January 1997.

Revenues from human heart valve preservation increased 11% to $7.3 million for the three months ended June 30, 1997 from $6.6 million for the three months ended June 30, 1996, representing 57% and 68% of total revenues, respectively. For the six months ended June 30, revenues from human heart valve preservation increased 14% to $13.8 million for 1997 from $12.1 million for 1996, representing 60% and 67% of total revenue, respectively. Shipments of human heart valves increased 12% for the three months ended June 30, 1997 and increased 14% for the six months ended June 30, 1997 as compared to the same periods for 1996, due to an increase in demand.

Revenues from vein preservation increased 24% to $2.6 million for the three months ended June 30, 1997 from $2.1 million for the three months ended June 30, 1996, representing 20% and 22% of total revenues, respectively. For the six months ended June 30, revenues from vein preservation increased 31% to $5.1 million for 1997 from $3.9 million for 1996, representing 22% of total revenue for each period. Shipments of veins increased 20% for the three months ended June 30, 1997 and increased 30% for the six months ended June 30, 1997 as compared to the same periods for 1996, due to an increase in demand.

Revenues from orthopedic tissue preservation increased 12% to $1.0 million for the three months ended June 30, 1997 from $896,000 for the three months ended June 30, 1996, representing 8% and 9% of total revenues, respectively. For the six months ended June 30, revenues from orthopedic tissue preservation were $1.7 million for 1997 and 1996, representing 7% and 9% of total revenue, respectively. Shipments of orthopedic tissue increased 8% for the three months ended June 30, 1997 as compared to the same period for 1996 due to an increased in demand. Shipments of orthopedic tissue decreased 1% for the six months ended June 30, 1997 as compared to the same periods for 1996, due to limited availability of tissue in the first quarter of 1997 as compared to the first quarter of 1996.

Other revenues were $83,000 for the three months ended June 30, 1997 compared to $77,000 for the three months ended June 30, 1996, representing 1% of total revenues for both periods. For the six months ended June 30, other revenues were $111,000 for 1997 compared to $253,000 for 1996, representing less than 1% of total revenues. Other revenues consist primarily of research grant award revenues and interest income. Research grant award revenues are primarily related to the bioadhesive and synergraft projects.

Cost of preservation and products aggregated $4.6 million and $8.0 million, respectively, for the three and six months ended June 30, 1997, representing 36% and 35% of total revenues, respectively, compared to $3.3 million and $6.2 million, respectively, for the three and six months ended June 30, 1996, representing 34% of total revenues for both periods. Cost of preservation and products increased 39% for second quarter 1997 compared to second quarter 1996 and increased 29% for the first half of 1997 compared to the first half of 1996. The increase relates to an increase in costs associated with the revenues generated by IFM, partially offset by the general cryopreservation fee increase and efficiencies resulting from an increase in units processed.

General, administrative, and marketing expenses aggregated $5.2 million and $9.6 million, respectively, for the three and six months ended June 30, 1997, representing 41% and 42% of total revenues, respectively, compared to $4.2 million and $7.8 million, respectively, for the three and six months ended June 30, 1996, representing 43% of total revenues for both periods.

Research and development expenses aggregated $857,000 and $1.7 million, respectively, for the three and six months ended June 30, 1997, representing 7% of total revenues for both periods, compared to $701,000 and $1.4 million, respectively, for the three and six months ended June 30, 1996, representing 7% and 8% of total revenues, respectively. Research and development spending relates principally to the Company's focus on bioadhesives and synergraft technologies.

Seasonality

The demand for the Company's human heart valve tissue preservation services is seasonal, with peak demand generally occurring in the second and third quarters. Management believes this demand trend for human heart valves is primarily due to the high number of pediatric surgeries scheduled during the summer months.

Liquidity and Capital Resources

At June 30, 1997 net working capital was $16.6 million, compared to $10.9 million at December 31, 1996, with a current ratio of 4.2 to 1 at June 30, 1997. Shareholders' equity at June 30, 1997 was $27.3 million. The Company's primary capital requirements arise out of working capital needs, including receivables and deferred preservation costs, capital expenditures for facilities and equipment, and funding of research and development projects. The increase in receivables results from the increase in revenue and from the acquisition of IFM. The increase in deferred preservation costs results from an increase in the amount of tissue procured. The increase in inventory results primarily from the acquisition of IFM. The increase in prepaid expenses relates primarily to prepaid insurance premiums. The increase in other assets results primarily from intangible assets associated with the acquisition of IFM. The decrease in accounts payable results from payment of amounts associated with the construction of and equipping of the Company's new corporate headquarters. The increase in debt results from borrowing on the Company's revolving term loan facility and from the issuance of convertible debentures, which are associated with the acquisition of IFM and with the construction of the new corporate headquarters.

The Company is currently in negotiations with a bank to increase its borrowing capacity; however, the Company believes that its current borrowing capacity along with cash generated from operations will be sufficient to meet its operating and development needs for the next 12 months, including the $1 million committed for the construction of a new manufacturing/office facility for IFM, the interest resulting from the convertible debentures issued in connection with the IFM acquisition and any stock repurchases made under the Company's potential repurchase of up to 500,000 shares of its Common Stock, authorized on April 2, 1997.

Forward-Looking Statements

Statements made in this Form 10-Q for the three and six months ended June 30, 1997 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements as a result of adverse changes in any of a number of factors that affect the Company's business, including without limitation, changes in (1) government regulation of the Company's business, (2) the Company's competitive position, (3) the availability of tissue for implant, (4) the status of the Company's products under development, (5) the protection of the Company's proprietary technology, (6) the reimbursement of health care costs by third-party payers and (7) the Company's ability to successfully integrate the operations of IFM. See the "Business-Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a more detailed discussion of these and other factors which might affect the Company's future performance.

Item 3.   Qualitative and Quantitative Discussion About Market Risk.

         Not Applicable.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
                  None

Item 2.  Changes in Securities.
                  None

Item 3.  Defaults Upon Senior Securities.
                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

          (a)  The Annual Meeting of Shareholders was held on May 15, 1997.

          (b) Management's nominees for director were elected at the meeting by the holders of common stock. The election was uncontested.

          (c) The following table shows the results of voting in the election of Directors:

                                        Shares Voted For     Authority Withheld

         Steven G. Anderson               8,650,288                65,218
         Ronald C. Elkins, M.D.           8,687,868                27,638
         Benjamin H. Gray                 8,687,868                27,638
         Rodney G. Lacy                   8,864,968                30,538
         Ronald D. McCall, Esq.           8,687,068                28,438

Item 5.   Other information.

          On July 19th, 1997 Rodney G. Lacy, a member of the Company's Board of Directors, passed away. The Company is currently searching for a replacement to fulfill Mr. Lacy's term, which expires in May 1998.

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

10.1 First Amendment of Third Amended and Restated Loan Agreement between CryoLife, Inc., as Borrower and NationsBank, N.A. (South), as Lender, dated April 14, 1997.

11.1     Statement re: computation of earnings per share

27.1     Financial Data Schedule


(b)      Current Reports on Form 8-K.

         The Registrant filed a Current Report on Form 8-K with respect to the acquisition of IFM with the Securities and Exchange Commission on March 19, 1997, which was subsequently amended by Registrant's Amendment to Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 15, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CRYOLIFE, INC.
                                          (Registrant)

August 14, 1997                           /s/ EDWIN B. CORDELL, JR..
------------------                        ----------------------------------
DATE                                      EDWIN B. CORDELL, JR.
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial and
                                          Accounting Officer)