Form 10-Q
period 1997-09-30
CRYOLIFE INC
filed 1997-11-14
CIK 784199

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997
                         Commission File Number 0-21104

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

YES   X    NO
    ----  ----

The number of shares of common stock, par value $0.01 per share, outstanding on October 31, 1997 was 9,696,000.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended              Nine Months Ended
                                                          September 30,                September 30,
                                                      -------------------             ------------------
                                                        1997         1996             1997         1996
                                                      -------------------             ------------------
                                                          (Unaudited)                    (Unaudited)
Revenues:
 Cryopreservation and products                    $14,569,000      $10,138,000     $37,593,000    $28,016,000
 Research grants, licenses, leases,
  interest income, and other                           72,000          273,000         221,000        526,000
                                                   ---------------------------      -------------------------
                                                   14,641,000       10,411,000      37,814,000     28,542,000
Costs and expenses:
 Cost of preservation and products                  5,112,000        3,563,000      13,089,000      9,731,000
 General, administrative and marketing              5,620,000        4,239,000      15,300,000     12,046,000
 Research and development                           1,243,000          616,000       2,950,000      2,006,000
 Interest expense                                     317,000           39,000         744,000         39,000
                                                   ---------------------------      -------------------------
                                                   12,292,000        8,457,000      32,083,000     23,822,000

Income before income taxes                          2,349,000        1,954,000       5,731,000      4,720,000
Income taxes                                          891,000          693,000       2,161,000      1,688,000
                                                   ---------------------------      -------------------------
Net income                                        $ 1,458,000      $ 1,261,000     $ 3,570,000    $ 3,032,000
                                                   ===========================      =========================

Earnings per share of common stock                $      0.15      $      0.13     $      0.36    $      0.31
                                                   ===========================      =========================
Weighted average common and common
 equivalent shares outstanding                      9,978,000        9,925,000       9,914,000      9,894,000
                                                   ===========================      =========================


See accompanying notes to condensed consolidated financial statements.

Item 1. Financial Statements


                                      CRYOLIFE, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               September 30,         December 31,
                                                                   1997                  1996
                                                               -------------         ------------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $    42,000         $ 1,370,000
  Marketable securities                                              41,000              43,000
  Trade receivables (net)                                         9,894,000           6,572,000
  Other receivables                                                  51,000           1,625,000
  Deferred preservation costs                                    11,668,000           7,178,000
  Inventories                                                     1,487,000             260,000
  Prepaid expenses                                                1,467,000             846,000
  Deferred income taxes                                             286,000             287,000
                                                                 ------------------------------
    Total current assets                                         24,936,000          18,181,000
                                                                 ------------------------------
Property and equipment (net)                                     13,509,000          11,567,000
Goodwill (net)                                                    8,166,000           1,846,000
Other intangibles (net)                                           5,073,000           3,379,000
                                                                 ------------------------------
TOTAL ASSETS                                                    $51,684,000         $34,973,000
                                                                 ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $ 1,520,000         $ 3,696,000
  Accrued expenses                                                  727,000             934,000
  Accrued procurement fees                                        1,851,000           1,210,000
  Accrued compensation                                            1,351,000             878,000
  Current maturities of debt                                        478,000             527,000
  Income taxes payable                                              490,000                  --
                                                                 ------------------------------
Total current liabilities                                         6,417,000           7,245,000
                                                                 ------------------------------

Other long term liabilities, principally revolving term
  loan and convertible debentures                                16,323,000           2,799,000
                                                                 ------------------------------
Total liabilities                                                22,740,000          10,044,000
                                                                 ------------------------------

Shareholders' equity:
Preferred stock                                                          --                  --
Common stock (issued 10,222,000 shares in 1997
  and 10,106,000 shares in 1996)                                    102,000             101,000
Additional paid-in capital                                       17,566,000          17,128,000
Retained earnings                                                11,472,000           7,902,000
Less:  Unrealized gain on investments                                    --             (1,000)
          Treasury stock (543,000 shares)                         (180,000)           (180,000)
          Notes receivable from shareholders                       (16,000)            (21,000)
                                                                 ------------------------------
Total shareholders' equity                                       28,944,000          24,929,000
                                                                 ------------------------------
TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                   $51,684,000         $34,973,000
                                                                 ==============================


See accompanying notes to condensed consolidated financial statements.

Item 1. Financial Statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended
                                                                                 September 30,
                                                                              ---------------------
                                                                              1997             1996
                                                                              ---------------------
                                                                                  (Unaudited)

Net cash flows provided by (used in) operating activities:
   Net income                                                           $   3,570,000         $  3,032,000
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                                             1,622,000           1,007,000
   Provision for doubtful accounts                                              31,000            (82,000)
   Deferred income taxes                                                         1,000           (201,000)
Changes in assets and liabilities:
   Receivables                                                               (819,000)         (1,783,000)
   Deferred preservation costs and inventories                             (5,080,000)           (176,000)
   Prepaid expenses and other assets                                         (564,000)           (214,000)
   Accounts payable and accrued expenses                                   (1,670,000)             662,000
                                                                           -------------------------------
Net cash flows provided by (used in) operating activities                  (2,909,000)           2,245,000
                                                                           -------------------------------

Net cash flows used in investing activities:
    Capital expenditures                                                   (2,955,000)         (7,097,000)
    Other assets                                                                32,000         (1,665,000)
    Cash paid for acquisition, net of cash acquired                        (4,418,000)           (721,000)
    Proceeds from other long term liabilities                                       --                  --
    Net sales of marketable securities                                           3,000           3,869,000
                                                                           -------------------------------
Net cash flows used in investing activities                                (7,338,000)         (5,614,000)
                                                                           -------------------------------

Net cash flows provided by financing activities:
    Proceeds from borrowings on revolving term loan                          8,475,000                  --
    Proceeds from other long term liabilities                                       --           2,810,000
    Proceeds from issuance of common stock and
         notes receivable from shareholders, net                               444,000             489,000
                                                                            ------------------------------
Net cash provided by financing activities                                    8,919,000           3,299,000
                                                                           -------------------------------
Decrease in cash                                                           (1,328,000)            (70,000)
Cash and cash equivalents at beginning of period                             1,370,000             167,000
                                                                           -------------------------------
Cash and cash equivalents at end of period                                $     42,000         $    97,000
                                                                           ===============================



Supplemental cash flow information
 Non-cash investing and financing activities:
     Fair value of assets acquired                                        $  1,768,000         $   645,000
     Cost in excess of assets acquired                                       8,541,000           1,620,000
     Liabilities assumed                                                     (891,000)           (293,000)
     Debt issued for assets acquired                                       (5,000,000)         (1,250,000)
                                                                           -------------------------------
         Net cash paid for acquisition                                    $  4,418,000         $   722,000
                                                                           ===============================

 See accompanying notes to condensed consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) generally accepted accounting principles for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - ACQUISITION OF IDEAS FOR MEDICINE

On March 5, 1997,  the Company  acquired the stock of Ideas for  Medicine,  Inc.
(IFM) of Clearwater, Florida, a medical device company specializing in the manufacture and distribution of single use cardiovascular products, for consideration of approximately $4.5 million in cash and approximately $5 million in convertible debentures plus related expenses. The cash portion of the purchase price was financed by borrowings under the Company's Revolving Term Loan Agreement. The acquisition has been accounted for as a purchase. Based on the allocation of the purchase price, the Company's unaudited pro forma results of operations for the nine months ended September 30, 1997 and September 30, 1996, assuming the consummation of the purchase and issuance of the convertible debentures as of January 1, 1997 and 1996, respectively, are as follows:

                                              Nine Months Ended September 30
                                                  1997              1996
                                                  ----              ----

Net sales                                    $39,027,000       $33,503,000
Net income                                    $3,601,000        $2,807,000
Net income per common share                        $0.36             $0.28


NOTE 3 - INVENTORY

Inventory consists of the following:

                                            September 30,       December 31,
                                                1997                1996
                                                ----                ----

Raw materials                                $   324,000     $          --
Work in process                                  102,000                --
Finished goods                                 1,061,000           260,000
                                           -------------         ---------
                                              $1,487,000          $260,000
                                            ============          ========

NOTE 4 - LONG TERM DEBT

The increase in the borrowings on the revolving term loan principally relates to costs associated with the construction of the new corporate headquarters, the acquisition of IFM, and general working capital purposes.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement requires companies to (a) display items of other comprehensive income either below the total for net income in the income statement, or in a separate statement that begins with net income, or in a statement of changes in equity, and (b) disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The new rules are effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related information, which supersedes FASB Statement No. 14. The new rules will require selected information about reportable segments in interim financial statements issued to shareholders. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues were $14.6 million and $37.8 million for the three and nine months ended September 30, 1997, respectively, compared to $10.4 million and $28.5 million for the corresponding periods in 1996. Revenues increased 41% and 32% for the three and nine months ended September 30, 1997, respectively, compared to the corresponding periods in 1996. Revenues for the three and nine months ended September 30, 1997 included $1.7 million and $3.9 million, respectively, attributable to the acquisition of IFM. The remaining revenue increases are due to greater allograft shipments resulting from increased demand, and a general cryopreservation fee increase in January 1997.

Revenues from human heart valve preservation increased 22% to $8.6 million for the three months ended September 30, 1997 from $7.1 million for the three months ended September 30, 1996, representing 59% and 68% of total revenues, respectively. For the nine months ended September 30, revenues from human heart valve preservation increased 16% to $22.2 million for 1997 from $19.2 million for 1996, representing 59% and 67% of total revenue, respectively. Shipments of human heart valves increased 15% for the three months ended September 30, 1997 and increased 14% for the nine months ended September 30, 1997 as compared to the same periods for 1996, due to an increase in demand.

Revenues from vein preservation increased 21% to $2.7 million for the three months ended September 30, 1997 from $2.2 million for the three months ended September 30, 1996, representing 18% and 21% of total revenues, respectively. For the nine months ended September 30, revenues from vein preservation increased 27% to $7.8 million for 1997 from $6.1 million for 1996, representing 21% of total revenue for each period. Shipments of veins increased 18% for the three months ended September 30, 1997 and increased 26% for the nine months ended September 30, 1997 as compared to the same periods for 1996, due to an increase in demand.

Revenues from orthopedic tissue preservation increased 75% to $1.4 million for the three months ended September 30, 1997 from $775,000 for the three months ended September 30, 1996, representing 9% and 7% of total revenues, respectively. For the nine months ended September 30, revenues from orthopedic tissue preservation were $3.4 million and $2.4 million for 1997 and 1996, respectively, representing 9% and 8% of total revenue, respectively. Shipments of orthopedic tissue increased 51% for the three months ended September 30, 1997 and increased 16% for the nine months ended September 30, 1997 as compared to the same periods for 1996, due to an increase in demand.

Other revenues were $72,000 for the three months ended September 30, 1997 compared to $273,000 for the three months ended September 30, 1996, representing 1% and 3% of total revenues, respectively. For the nine months ended September 30, other revenues were $221,000 for 1997 compared to $526,000 for 1996, representing 1% and 2% of total revenues, respectively. Other revenues consist primarily of research grant award revenues and interest income. Research grant award revenues are primarily related to the bioadhesive and synergraft projects.

Cost of preservation and products aggregated $5.1 million and $13.1 million, respectively, for the three and nine months ended September 30, 1997, representing 35% of total revenues for each period, compared to $3.6 million and $9.7 million, respectively, for the three and nine months ended September 30, 1996, representing 34% of total revenues for both periods. Cost of preservation and products increased 43% for third quarter 1997 compared to third quarter 1996 and increased 35% for the first nine months of 1997 compared to the first nine months of 1996. The increase in cost of preservation and products as a percentage of revenue relates to an increase in costs associated with the revenues generated by IFM, partially offset by the general cryopreservation fee increase and efficiencies resulting from an increase in units processed.

General, administrative, and marketing expenses aggregated $5.6 million and $15.3 million, respectively, for the three and nine months ended September 30, 1997, representing 38% and 41% of total revenues, respectively, compared to $4.2 million and $12.0 million, respectively, for the three and nine months ended September 30, 1996, representing 41% and 42% of total revenues, respectively. The increase in expenses principally results from cost associated with the IFM acquisition and costs associated with the new corporate headquarters. The decrease in expenses as a percentage of revenues for the third quarter results from higher revenues in the third quarter.

Research and development expenses aggregated $1.2 million and $3.0 million, respectively, for the three and nine months ended September 30, 1997, representing 9% and 8% of total revenues, respectively, compared to $616,000 and $2.0 million, respectively, for the three and nine months ended September 30, 1996, representing 6% and 7% of total revenues, respectively. Research and development spending relates principally to the Company's focus on bioadhesives and synergraft technologies. The increase in spending in the third quarter principally relates to preclinical toxicology and efficacy studies relating to the Company's bioadhesives.

Seasonality

The demand for the Company's human heart valve tissue preservation services is seasonal, with peak demand generally occurring in the second and third quarters. Management believes this demand trend for human heart valves is primarily due to the high number of pediatric surgeries scheduled during the summer months.

Liquidity and Capital Resources

At September 30, 1997 net working capital was $18.5 million, compared to $10.9 million at December 31, 1996, with a current ratio of 3.9 to 1 at September 30, 1997. Shareholders' equity at September 30, 1997 was $28.9 million. The Company's primary capital requirements arise out of working capital needs, including receivables and deferred preservation costs, capital expenditures for facilities and equipment, and funding of research and development projects. The increase in receivables results from the increase in revenue and from the acquisition of IFM. The increase in deferred preservation costs results from an increase in the amount of tissue procured. The increase in inventory results primarily from the acquisition of IFM. The increase in prepaid expenses relates primarily to prepaid insurance premiums. The increase in other assets results primarily from intangible assets associated with the acquisition of IFM. The decrease in accounts payable results from payment of amounts associated with the construction of and equipping of the Company's new corporate headquarters. The increase in debt results from borrowings on the Company's revolving term loan facility and from the issuance of convertible debentures associated with the IFM acquisition and the construction of the new corporate headquarters.

The Company is currently in negotiations with a bank to increase its borrowing capacity. The Company believes that the extension of its borrowing capacity along with cash generated from operations will be sufficient to meet its operating and development needs for the next 12 months, including the approximately $2.5 million which it has now committed for the construction of a new manufacturing/office facility for IFM, the interest resulting from the convertible debentures issued in connection with the IFM acquisition and any stock repurchases made under the Company's potential repurchase of up to 500,000 shares of its Common Stock authorized on April 2, 1997. If the Company is unsuccessful in its negotiations with the bank to increase it's borrowing capacity, then the Company will need to seek alternative sources of financing in the near future. See "Forward-Looking Statements".

Forward-Looking Statements

Statements made in this Form 10-Q for the three and nine months ended September 30, 1997 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements as a result of adverse changes in any of a number of factors that affect the Company's business, including without limitation, changes in (1) government regulation of the Company's business, (2) the Company's competitive position, (3) the availability of tissue for implant, (4) the status of the Company's products under development, (5) the protection of the Company's proprietary technology, (6) the Company's ability to successfully negotiate a new credit facility, (7) the reimbursement of health care costs by third-party payers and (8) the Company's ability to successfully integrate the operations of IFM. See the "Business-Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a more detailed discussion of certain of these and other factors which might affect the Company's future performance.

Item 3.   Qualitative and Quantitative Discussion About Market Risk.

         Not Applicable.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.
                  None

Item 2.   Changes in Securities.
                  None

Item 3.   Defaults Upon Senior Securities.
                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.
                  None

Item 5.   Other information.

          On August 20, 1997 Virginia C. Lacy was elected as a director to serve for the remaining term of Rodney C. Lacy. The term expires in May 1998. Ms. Lacy was appointed to serve on the Audit Committee and the Compensation Committee of the Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K


(a)       The exhibit index can be found below.

Exhibit
Number                              Description
-------                             -----------

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


                                  CRYOLIFE, INC.
                                  (Registrant)

November 13, 1997                 /s/EDWIN B. CORDELL, JR.
-----------------                 ------------------------
DATE                                 EDWIN B. CORDELL, JR.
                                     Vice President and Chief Financial
                                     Officer
                                     (Principal Financial and
                                     Accounting Officer)