Form 10-K/A
period 1996-12-31
CRYOLIFE INC
filed 1998-02-17
CIK 784199

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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



506213.1

The Registrant is hereby filing Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1996 for the purpose of filing Exhibit 10.9(g).

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






506213.1
                                       -2-

                           3.       A.      Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number             Description
-------            -----------
2.1* Sale Agreement dated August 16, 1996 between the Company and Donald Nixon Ross. (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly report on form 10-Q for the quarter ended September 30, 1996.)

2.2* Asset Purchase Agreement among the Company and United Cryopreservation Foundation, Inc., United Transplant Foundation, Inc. and QV, Inc. dated September 11, 1996. (Incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

3.1*           Restated Certificate of Incorporation of the Company, as amended.
               (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

3.2* Amendment to Articles of Incorporation of the Company dated November 29, 1995. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

3.3* Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 20 million to 50 million shares and to delete the requirement that all preferred shares have one vote per share. (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

3.4* ByLaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

4.1* Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.1* Lease, by and between New Market Partners III, Laing Properties, Inc., General Partner, as Landlord, and the Company, as Tenant, dated February 13, 1986, as amended by that Amendment to Lease, by and between the parties, dated April 7, 1986, as amended by that Amendment to Lease, by and between the parties, dated May 15, 1987, as amended by that Second Amendment to Lease, by and between the parties, dated June 22, 1988, as amended by that Third Amendment to Lease, by and between the parties, dated April 4, 1989, as amended by that Fourth Amendment to Lease, by and between the parties, dated April 4, 1989 as amended by that Fifth Amendment to Lease, by and between the parties, dated October 15, 1990. (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)



506213.1
                                       -3-

10.1(a)* Seventh Amendment to Lease dated February 13, 1986, by and between New Market Partners III, Laing Properties, Inc., General Partner, as Landlord, and the Company as tenant, dated May 15, 1996.

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

10.4* 1989 Incentive Stock Option Plan for the Company, adopted on March 23, 1989. (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

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

10.9(a)* Employment Agreement, by and between the Company and Steven G. Anderson. (Incorporated by reference to Exhibit 10.9(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

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




506213.1
                                       -4-

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

10.9(g)**      Employment  Agreement,  by and  between  the Company and Kirby S.
               Black, Ph.D.

10.10* Form of Secrecy and Noncompete Agreement, by and between the Company and its Officers. (Incorporated by reference to Exhibit
               10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.11* Registration Rights Agreement, by and among the Company, Galen Partners, L.P., and Galen Partners International, L.P., both
               Delaware limited partnerships, dated August 22, 1991. (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.12* Technology Acquisition Agreement between the Company and Nicholas Kowanko, Ph.D., dated March 14, 1996. (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.13* Option Agreement, by and between the Company and Duke University, dated July 9, 1990, as amended by that Option Agreement Extension, by and between the parties, dated July 9, 1991. (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.14* Research and License Agreement by and between Medical University of South Carolina and CryoLife dated November 15, 1985, as amended by Amendment to the Research and License Agreement dated February 25, 1986 by and between the parties and an Addendum to Research and License Agreement by and between the parties, dated March 4, 1986. (Incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.15* Technical Services Agreement by and between the Company and Validation Systems, Inc., dated as of January 1, 1994. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

10.16* CryoLife, Inc. Non-Employee Directors Stock Option Plan adopted on March 27, 1995. (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)



506213.1
                                       -5-

10.17* Settlement Agreement between the Company and Bravo Cardiovascular, Inc., dated February 14, 1995. (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.18*         Sale Agreement between the Company and Bravo Cardiovascular, Inc.
               dated  February 14, 1995.  (Incorporated  by reference to Exhibit
               10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.19* Private Label Agreement between the Company and Bravo Cardiovascular, Inc. dated February 14, 1995. (Incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.20* Consignment Agreement between the Company and Bravo Cardiovascular, Inc. dated February 14, 1995. (Incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.21* Sale and Assignment Agreement between the Company and Osteotech, Inc. dated July 17, 1995. (Incorporated by reference to Exhibit
               10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.22* Lease Agreement between the Company and Amli Land Development - I Limited Partnership, dated April 18, 1995. (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.23* Preoccupancy and Construction Agreement between the Company and Amli Land Development - I Limited Partnership dated April 18, 1995. (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.24* Funding Agreement between the Company and Amli Land Development - I Limited Partnership dated April 18, 1995. (Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.25* Employee Stock Purchase Plan dated May 22, 1995. (Incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.26* Noncompetition Agreement between the Company and United Cryopreservation Foundation, Inc. dated September 11,1996. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.27* Noncompetition Agreement between the Company and QV, Inc. dated September 11, 1996. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)




506213.1
                                       -6-

10.28* Revolving\Term Loan Facility between the Company and NationsBank N.A., dated August 30, 1996. (Incorporated by reference to
               Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.29*         Research   and  Option   Agreement   between   the   Company  and
               Biocompatibles Limited dated July 29, 1996. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

10.30* Technology License Agreement between the Company and Colorado State University Research Foundation dated March 28, 1996. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

10.31* Noncompetition Agreement between the Company and United Transplant Foundation, Inc. dated September 11, 1996. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

11.1*          Statement re: Computation of Per Share Earnings.

13.*           1996 Annual  Report to  Stockholders.  The portions of the Annual
               Report  which  are  not  specifically   incorporated   herein  by
               reference are provided for informational purposes only.

21.1*          Subsidiaries of CryoLife, Inc.

23.1*          Consent of Independent Auditors.

23.2*          Consent of Independent Auditors.

27.1*          Financial Data Schedule
               ----------------------

               *        Previously filed.
               **       Filed herewith.


                        3.    B.   Executive Compensation Plans and Arrangements

1.             1993  Employee  Stock  Incentive  Plan  adopted  on July 6, 1993.
               (Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

2. 1989 Incentive Stock Option Plan for the Company, adopted on March 23, 1989 (Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)




506213.1
                                       -7-

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

15.            Employment  Agreement  by and  between  the  Company and Kirby S.
               Black (Exhibit 10.9(g) to this Form 10-K.)



506213.1
                                       -8-

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

                                      CRYOLIFE, INC.


February 13, 1998                     By: /s/ Edwin B. Cordell, Jr.
                                      ------------------------------------------
                                      Edwin B. Cordell, Jr.
                                      Vice President and Chief Financial Officer




                                      -9-

506213.1