Form 10-K/A
period 1997-12-31
CRYOLIFE INC
filed 1998-03-23
CIK 784199

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III: Portions of Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be filed not later than April 30, 1998.

                               ----------------

                                    PART I

ITEM 1. BUSINESS.

OVERVIEW

CryoLife is the leader in the cryopreservation of viable human tissues for cardiovascular, vascular and orthopaedic transplant applications, and develops and commercializes additional implantable products and single-use medical devices. The Company estimates that it provided approximately 80% of the cryopreserved human tissue implanted in the U.S. in 1997. The Company uses its expertise in biochemistry and cell biology, and its understanding of the needs of the cardiovascular, vascular and orthopaedic surgery medical specialties, to continue expansion of its core cryopreservation business and to develop or acquire complementary implantable products and technologies for these fields. The Company develops bioprosthetic cardiovascular devices including a novel design stentless porcine heart valve currently marketed in the European Community. The Company also develops proprietary implantable surgical bioadhesives, including BioGlue surgical adhesive, which it has begun commercializing for vascular applications within the European Community. In addition, the Company manufactures and distributes, through its Ideas For Medicine, Inc. ("IFM") subsidiary, single-use medical devices for use in vascular surgical procedures. The Company has generated compound annual growth rates in revenues and earnings per share, including contributions from acquisitions, of 24% and 68%, respectively, since 1993.

CryoLife processes and distributes for transplantation cryopreserved human heart valves and conduits, human vascular tissue and human connective tissue for the knee. Revenues from these services, which were $44.2 million, or 87% of total revenues, in 1997, have grown at a compound annual growth rate of 24% since 1993. Management believes that cryopreserved human heart valves and conduits offer certain advantages over mechanical, synthetic and animal-derived alternatives. Depending on the alternative, these advantages include more natural functionality, elimination of a chronic need for anti-coagulation drug therapy, reduced incidence of reoperation and reduced risk of catastrophic failure, thromboembolism (stroke) or calcification. The Company estimates that the potential U.S. market for implantable products targeting indications addressed by the Company's cryopreserved tissues was approximately $950 million in 1997. Since 1993, cryopreserved human tissues have captured an increasing share of this market as the total U.S. replacement heart valve market and CryoLife's revenues from cryopreservation of human heart valves and conduits grew at compound annual growth rates of approximately 7% and 21%, respectively. The Company seeks to expand the availability of human tissue through its established relationships with over 250 tissue banks and organ procurement agencies nationwide.

CryoLife develops and markets outside of the U.S. bioprosthetic cardiovascular devices for transplantation, currently consisting of fixed stentless porcine heart valves. Fixed porcine heart valves are often preferred by surgeons for procedures involving elderly patients because they eliminate the risk of patient non-compliance with long-term anti-coagulation drug therapy associated with mechanical valves, are less expensive than human heart valves and their shorter longevity is more appropriately matched with these patients' life expectancies. Fixed porcine heart valves address a worldwide target market estimated to have been $175 million in 1997. Unlike most other available porcine heart valves, the Company's stentless porcine heart valves do not contain synthetic materials which increase the risk of endocarditis, a debilitating and potentially fatal bacterial infection. The Company's CryoLife-O'Brien aortic heart valve, currently marketed in the European Community and certain other territories outside the U.S., is a stentless porcine heart valve which contains a matched composite leaflet design that approximates human heart valve blood flow characteristics and requires only a single suture line which simplifies surgical implantation. The Company intends to submit a CE Mark application for the CryoLife-Ross pulmonary heart valve, another of the Company's fixed stentless porcine valves, for marketing in the European Community. The Company plans to apply its proprietary SynerGraft technology to its stentless porcine heart valves. SynerGraft involves the depopulation of living cells from the structure of non-viable animal heart tissue and the repopulation of such tissue with human cells. This process is designed to reduce calcification of porcine heart valves, thereby increasing longevity, and more generally to improve the biocompatibility and functionality of such tissue. The Company believes that its porcine heart valves, when treated with SynerGraft technology, will expand its opportunity to address the broader international and U.S. heart valve markets, estimated to be $348 million and $395 million, respectively, in 1997.

CryoLife is developing implantable biomaterials for use as surgical adhesives and sealants. The Company's patent protected BioGlue surgical adhesive, designed for cardiovascular and peripheral vascular applications, is a polymer based on a derivative of a blood protein and a cross linking agent. The Company's patent protected FibRx surgical sealant, designed for tissue hemostasis and suture line sealing, is a light activated, biodegradable surgical sealant under development which is based on a derivative of the human blood factors fibrinogen and thrombin. Both of these products may be used with or without sutures or staples, and may offer advantages over sutures and staples, including more effective sealing and easier application. The Company estimates that the annual worldwide market for surgical sutures and staples in 1997 was in excess of $2 billion. The Company recently received CE Mark Certification for its BioGlue surgical adhesive which permits the Company to begin marketing this product in the European Community for vascular applications.

CryoLife manufactures and distributes, through its IFM subsidiary, single-use medical devices including endarterectomy surgical instruments, intravascular shunts, infusion ports, accessories utilized in laparoscopic procedures and a wide range of single and dual lumen balloon catheters. The Company believes that many of its existing single-use medical devices have novel proprietary features that offer clinical advantages over competing products. For example, the Company's Pruitt-Inahara Shunt was the first endarterectomy shunt available to surgeons which contains a barrier feature designed to reduce migration of plaque particles to the brain and trauma to the carotid artery during surgery. Another example is the Company's dual lumen embolectomy catheter incorporating a novel water irrigation mechanism which enables physicians to remove whole blood clots more effectively than with single lumen embolectomy catheters. The Company is benefiting from, and intends to utilize, its design and manufacturing expertise to develop single-use medical devices for use in conjunction with its cryopreserved human tissue and biomaterial products. Examples of such devices under development include a family of balloon catheters designed to assist in applying the BioGlue surgical adhesive and a human heart valve holder designed to provide physicians greater control in implantation procedures.

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

GROWTH STRATEGY

The Company's primary objective is to continue its consistent growth in revenues and profitability. The Company has generated compound annual growth rates in revenues and net income of approximately 21% and 71%, respectively, since 1993, excluding revenues and net income from IFM, which the Company acquired in March 1997. The Company's strategy to generate continued growth is based on increasing the use of cryopreserved tissues as an alternative to mechanical and synthetic implantable products, developing new markets for existing products and technologies and developing new products and technologies for new and existing markets. The Company also selectively considers strategic acquisitions of complementary technologies and businesses to supplement its internal growth. The key elements of the Company's business and growth strategy are to:

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

Management believes cryopreserved human heart valves and conduits have characteristics that make them the preferred replacement for most patients. Specifically, human heart valves, such as those cryopreserved by the Company, allow for more normal blood flow and provide higher cardiac output than porcine and mechanical heart valves. Human heart valves are not as susceptible to progressive calcification, or hardening, as are porcine heart valves, and do not require anti-coagulation drug therapy, as do mechanical valves. The synthetic sewing rings contained in mechanical and stented porcine valves are difficult to treat with antibiotics after they have become infected, a condition which usually necessitates the surgical removal of these valves at considerable cost, morbidity and risk of mortality. Consequently, for many physicians human heart valves are the preferred alternative to mechanical and stented porcine valves for patients who have, or are at risk to contract, endocarditis.

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

While the clinical benefits of cryopreserved human heart valves discussed above are relevant to all patients, they are particularly important for (i) pediatric patients (newborn to 14 years) who are prone to calcification of porcine tissue, (ii) young or otherwise active patients who face an increased risk of severe blood loss or even death due to side effects associated with the anti-coagulation drug therapy required with mechanical valves and (iii) women in their childbearing years for whom anti-coagulation drug therapy would interfere with normal pregnancy.

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

In 1986, the Company began a program to cryopreserve saphenous veins for use in coronary artery bypass surgeries. Although the Company's cryopreserved human tissue was used in only a small percentage of the nearly 310,000 coronary artery bypass procedures performed in 1997, the Company believes it is the only commercially available alternative to the patient's own tissue. Approximately 950 cryopreserved human saphenous veins for use in coronary artery bypass surgeries were shipped for this application in 1997, representing approximately 36% of all the human vascular tissue shipped by the Company during such period. The Company estimates that, in 1997, approximately 20,000 coronary artery bypass surgeries were performed in which human vascular tissues cryopreserved by the Company could have been used.

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

Human Connective Tissue for the Knee. The Company provides cryopreserved surgical replacements for the meniscus and the anterior and posterior cruciate ligaments, which are connective tissues critical to the proper operation of the human knee. CryoLife has shipped approximately 4,800 human connective tissues for the knee through 1997.

Human menisci cryopreserved by the Company provide orthopaedic surgeons with an alternative treatment in cases where a patient's meniscus has been completely removed. When a patient has a damaged meniscus, the current surgical alternatives are to repair, partially remove or completely remove the patient's meniscus, with partial removal being the most common procedure. Meniscal removal increases the risk of premature knee degeneration and arthritis and typically results in the need for knee replacement surgery at some point during the patient's life. Management believes that the Company is the only provider of cryopreserved meniscal tissue and that there are no synthetic menisci on the market. The Company estimates that in 1997 in the U.S. approximately 683,000 patients underwent partial or total meniscectomies. The Company believes up to 30% of these patients could become candidates for meniscal replacement within five years.

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

Bioprosthetic Cardiovascular Devices

The Company is developing bioprosthetic cardiovascular devices based on its experience with cryopreserved human tissue implants. Like human heart valves, the Company's porcine heart valves are stentless with the valve opening, or annulus, retaining a more natural flexibility. Stented porcine and mechanical heart valves are typically fitted with synthetic sewing rings which are rigid and can impede normal blood flow. Unlike most other available porcine heart valves, the Company's stentless porcine heart valves do not contain synthetic materials which increase the risk of endocarditis, a debilitating and potentially deadly bacterial infection.

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

                                               FEATURES          REGULATORY/MARKET STATUS
                                        ---------------------  ----------------------------
   FIXED STENTLESS PORCINE VALVES
   CryoLife-O'Brien                     aortic valve of        currently marketed in Europe
                                        matched composite      with regulatory approval
                                        leaflet design;        under CE Mark
                                        single suture line
   CryoLife-Ross                        pulmonary valve with   submission of application
                                        attached conduit       for CE Mark for European
                                                               marketing approval
                                                               anticipated in mid-1998
   DEPOPULATED STENTLESS PORCINE VALVES
   CryoLife-O'Brien SG                  aortic valve, as       submission of application
                                        above, with antigen    for CE Mark for European
                                        reduction properties   marketing approval
                                                               anticipated in fourth
                                                               quarter 1998
   CryoLife-Ross SG                     pulmonary valve, as    submission of application
                                        above, with antigen    for CE Mark for European
                                        reduction properties   marketing approval
                                                               anticipated in fourth
                                                               quarter 1998
   REPOPULATED STENTLESS PORCINE VALVES
   CryoLife-O'Brien SynerGraft          aortic valve, as       pre-clinical
                                        above, repopulated
                                        with human cells
   CryoLife-Ross SynerGraft             pulmonary valve, as    pre-clinical
                                        above, repopulated
                                        with human cells

The CryoLife-O'Brien aortic valve, is a stentless porcine valve with design features which management believes provide significant advantages over other stentless porcine heart valves. CryoLife began exclusive worldwide distribution of this valve in 1992 and acquired all rights to the underlying technology in 1995. The Company's CryoLife-O'Brien aortic heart valve, currently marketed in the European Community and certain other territories outside the U.S., contains a matched composite leaflet design that approximates human heart valve blood flow characteristics and requires only a single suture line thereby simplifying surgical implantation. Other stentless porcine valves require a more complicated implant procedure.

The CryoLife-Ross pulmonary valve, the patent for which the Company acquired in October 1996, is an advanced design stentless porcine heart valve within an attached conduit of porcine tissue, which mimics the structure of a human heart valve. The Company intends to submit a CE Mark application during 1998 for marketing the Cryolife-Ross pulmonary heart valve, another of the Company's fixed stentless porcine valves, in the European Community.

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

In order to address the inherent limitations of sutures and staples, the Company is developing and commercializing its BioGlue surgical adhesive and is developing its FibRx surgical sealant. The BioGlue surgical adhesive is a polymeric surgical bioadhesive based on a derivative of a blood protein and a cross-linking agent. BioGlue surgical adhesive is nonbiodegradable and has a tensile strength that is four to five times that of FibRx surgical sealant. Target clinical applications for BioGlue surgical adhesive include cardiovascular and vascular peripheral repair. FibRx surgical sealant is a light activated surgical sealant based on a derivative of the human blood factors fibrinogen and thrombin. The Company believes that FibRx is the only surgical sealant under development offering ease of use to the surgeon through either single-syringe or spray applicators.

The following table summarizes certain important features, targeted applications and regulatory and market status of BioGlue surgical adhesive and FibRx surgical sealant:

                               BIOGLUE SURGICAL ADHESIVE        FIBRX SURGICAL SEALANT
                             ------------------------------ ------------------------------
   COMPOSITION:              animal albumin and             thrombin, fibrinogen and a
                             glutaraldehyde                 thrombin inhibitor
   METHOD OF APPLICATION:    double syringe; mixing device  light activated single
                             provided                       syringe; or light activated
                                                            spray applicator
   TARGETED CLINICAL         vascular repair; anastomotic   hemostasis in cardiovascular
    APPLICATIONS:            sealing; aortic dissection     procedures, skin grafts and
                             repair; carotid endarterectomy breast reconstruction;
                             patching; tissue bonding       adhesion for skin grafts and
                                                            breast reconstruction
   PERFORMANCE               high tensile strength; non-    strength of normal human blood
    CHARACTERISTICS:         biodegradable                  clot; biodegradable; flexible,
                                                            easily manipulated
   REGULATORY/MARKET STATUS
     Europe:                 CE Mark received for           regulatory pathway not
                             cardiovascular and vascular    determined; expected to be
                             repair applications; expect to evaluated in 1998
                             commence marketing in Europe
                             in second quarter 1998
     United States:          submission of application with submission of IND application
                             the FDA for approval to        with the FDA for approval to
                             conduct clinical trials        conduct U.S. clinical trials
                             anticipated in second quarter  anticipated in third quarter
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

Single-Use Medical Devices

CryoLife manufactures and distributes, through its IFM subsidiary, single-use medical devices including endarterectomy surgical instruments, intravascular shunts, infusion ports, accessories utilized in laparoscopic procedures and a wide range of single and dual lumen balloon catheters. The Company believes that many of its existing single-use medical devices have novel proprietary features that offer clinical advantages over competing products. For example, the Company's Pruitt-Inahara Shunt was the first endarterectomy shunt available to surgeons which contains a barrier feature designed to reduce migration of plaque particles to the brain and trauma to the carotid artery during surgery. Another example is the Company's double lumen embolectomy catheter incorporating a novel water irrigation mechanism which enables physicians to remove whole blood clots more effectively than with single lumen embolectomy catheters. The Company is benefiting from, and intends to utilize, its design and manufacturing expertise in developing single-use medical devices for use in conjunction with its human tissue and biomaterial products. Examples of such single-use medical devices under development include a family of balloon catheters designed to assist in applying the BioGlue surgical adhesive and a human heart valve holder designed to provide physicians greater control in implantation procedures.

The Company plans to expand sales of its single-use medical devices by leveraging its established cryopreservation services marketing and sales staff to market existing products and by introducing new products. New complementary products under development include modified single and double lumen balloon catheters to be used to deliver the Company's implantable bioadhesives. The Company is working to develop single-use medical devices for use with its BioGlue surgical adhesive. The Company believes that the introduction of BioGlue surgical adhesive in the European Community for vascular repair will create additional marketing opportunities for its single-use medical devices.

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

Procurement of Tissue. Donated human tissue is procured from deceased human donors by organ procurement agencies and tissue banks. After procurement, the tissue is packed and shipped, together with certain information about the tissue and its donor, to the Company in accordance with the Company's protocols. The tissue is transported to the Company's laboratory facilities via commercial airlines pursuant to arrangements with qualified courier services. Timely receipt of procured tissue is important, as tissue that is not received promptly cannot be cryopreserved successfully. The procurement agency receives a fee for its services, which is paid by the Company. The procurement fee and related shipping costs are ultimately reimbursed to the Company by the hospital with which the implanting physician is associated. The Company has developed relationships with over 250 tissue banks and organ procurement agencies throughout the U.S. Management believes the establishment of these relationships is critical for a growing business in the cryopreservation services industry and that the breadth of these existing relationships provides the Company a significant advantage over potential new entrants to this market. As a result of its maintaining and developing these relationships, the Company has consistently increased its annual human heart valve procurement since its inception. The Company employs approximately 14 individuals in the area of tissue procurement, seven of whom are employed as procurement relations managers and are stationed throughout the country. The Company's central procurement office is staffed 24 hours per day, 365 days per year.

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

RESEARCH AND DEVELOPMENT

The Company uses its expertise in biochemistry and cell biology, and its understanding of the needs of the cardiovascular, vascular and orthopaedic surgery medical specialties, to continue to expand its core cryopreservation business in the U.S. and to develop or acquire implantable products and technologies for these fields. The Company seeks to identify market areas that can benefit from preserved living tissues and other related technologies, to develop innovative techniques and products within these areas, to secure their commercial protection, to establish their efficacy and then to market these techniques and products. The Company employs approximately 26 people in its research and development department. There are seven PhDs with specialties as diverse as immunology, molecular biology, protein chemistry, organic chemistry and vascular biology.

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

Each manufacturing facility is subject to periodic inspection by the FDA and LRQA to independently assure the Company's compliance with its systems and regulatory requirements.

PATENTS, LICENSES AND OTHER PROPRIETARY RIGHTS

The Company relies on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect its proprietary products, processing technology, rights and know-how. The Company believes that its patents, trade secrets, trademarks and technology licensing rights provide it with important competitive advantages. The Company owns or has licensed rights to 14 U.S. patents and three foreign patents, including patents relating to its technology for human heart valve and conduit, vascular tissue and connective tissue for the knee preservation; tissue revitalization prior to freezing; tissue transport; fibrin adhesive; organ storage solution; and packaging. Certain of the above patents relate to the Company's BioGlue surgical adhesive and FibRx surgical sealant. The Company has eight pending U.S. patent applications and in excess of 20 pending foreign applications that relate to areas including heart valve and tissue processing technology and delivery of bioadhesives for anastomosis and other uses. The Company holds six patents and has seven patents pending with respect to its single-use medical devices. There can be no assurance that any patents pending will result in issued patents. The Company also has exclusive licensing rights for technology relating to light-sensitive enzyme inhibitors. The remaining duration of the Company's issued patents ranges from 5 to 17 years. The Company has licensed from third parties certain technologies used in the development of its FibRx surgical sealant and SynerGraft technology. These licenses call for the payment of both development milestones and royalties based on product sales, when and if such products are approved for marketing. The loss of these licenses could adversely affect the Company's ability to successfully develop its FibRx surgical sealant and SynerGraft technologies.

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

Human Connective Tissue for the Knee. The Company's competition in the area of connective tissue for the knee varies according to the tissue involved. When transplant is indicated, the principal competition for human tissues cryopreserved by the Company are freeze-dried and fresh frozen human connective tissues. These alternative allografts are distributed by distributors of Osteotech, Inc. and various tissue banks, among others. Ligaments and tendons cryopreserved by the Company constitute the principal treatment options for injuries which require anterior cruciate ligament repair. To management's knowledge, there are presently no processed or synthetic alternatives to menisci cryopreserved by the Company.

Implantable Biomedical Devices

The Company competes with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies. In the surgical adhesive and surgical sealant area, the Company will compete with existing methodologies, including traditional wound closure products such as sutures and staples, marketed by companies such as Johnson & Johnson, United States Surgical Corporation, Sherwood, Davis & Geck and others. Other products currently being marketed include fibrin glue, sold in Europe, and the Pacific Rim countries by Immuno AG, a subsidiary of Baxter Healthcare Company, Chemo-Sero Therapeutic Research Institute, Hoechst AG and others, and management believes other products are under development by Baxter Healthcare Corporation, Bristol-Myers Squibb Company, V.I. Technologies, Inc. and others. Other competitors in the surgical sealant market include Closure Medical Corporation, B. Braun GmbH and Focal, Inc. Competitive products may also be under development by other large medical device, pharmaceutical and biopharmaceutical companies. Many of the Company's current and potential competitors have substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, and personnel resources than the Company.

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

At present, CryoLife does not bundle its single-use medical devices but instead offers novel product enhancements.

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

The FDCA also provides for an investigational device exemption ("IDE") which authorizes distribution for clinical evaluation of devices that lack a PMA or 510(k). Devices subject to an IDE are subject to various restrictions imposed by the FDA. The number of patients that may be treated with the device is limited, as are the number of institutions at which the device may be used. Patients must give informed consent to be treated with an investigational device. The device must be labeled that it is for investigational use and may not be advertised, or otherwise promoted, and the price charged for the device may be limited. Unexpected adverse experiences must be reported to the FDA.

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

Porcine Heart Valves. Porcine heart valves are Class III medical devices, and FDA approval of a PMA is required prior to commercial distribution of such valves in the U.S. The porcine heart valves currently marketed by the Company have not been approved by the FDA for commercial distribution in the U.S. but may be manufactured in the U.S. and exported to foreign countries if the valves meet the specifications of the foreign purchaser, do not conflict with the laws of and are approved by the country to which they will be exported and the FDA determines that their exportation is not contrary to the public health and safety.

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

                                 RISK FACTORS

DEPENDENCE ON CRYOPRESERVATION OF HUMAN TISSUE

A significant portion of the Company's current revenues is derived from the cryopreservation of human tissue, particularly heart valves and conduits. The success of this business depends upon, among other factors, the availability of sufficient quantities of tissue from human donors. Any material reduction in the supply of donated human heart tissue could restrict the Company's growth. The Company relies primarily upon the efforts of third party procurement agencies (all of which are not-for-profit) and others to educate the public and foster a willingness to donate tissue. Based on the Company's experience with human heart valves, management believes that once the use by physicians of a particular transplantable tissue gains acceptance, demand for that tissue will exceed the amount of tissue available from human donors. While availability is not currently a limiting factor for most vascular tissue and connective tissue for the knee, growth in these areas could ultimately be limited by tissue availability, in addition to other factors. Failure of the Company to maintain its supply of tissue for cryopreservation could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, a reduction in the demand for the Company's cryopreserved human tissue could also have a material adverse effect on the Company's business, financial condition and results of operations. Such reduction could occur if competitors' products were perceived as either functionally superior or more cost effective, if the number of procedures in which cryopreserved tissues are used declines or if hospitals acquire sufficient inventories of cryopreserved tissue to allow a reduction in new orders. See "--Intense Competition" and "--Uncertainties Regarding Future Health Care Reimbursement."

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

Most of the Company's products in development, if successfully developed, will require regulatory approvals from the FDA and perhaps other regulatory authorities before they may be commercially distributed. The process of obtaining required regulatory approvals from the FDA normally involves clinical trials and the preparation of an extensive PMA application and often takes many years. The process is expensive and can vary significantly based on the type, complexity and novelty of the product. There can be no assurance that any products developed by the Company, independently or in collaboration with others, will receive the required approvals for manufacturing and marketing. Delays in obtaining U.S. or foreign approvals could result in substantial additional cost to the Company and adversely affect the Company's competitive position. The FDA may also place conditions on product approvals that could restrict commercial applications of such products. Product marketing approvals or clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the governmental clearance process may materially reduce the period during which the Company has the exclusive right to commercialize patented products. Also, delays or rejections may be encountered during any stage of the regulatory approval process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, the regulatory agency's requirements for safety, efficacy and quality, and those requirements may become more stringent due to changes in applicable law, regulatory agency policy or the adoption of new regulations. Clinical trials may also be delayed due to unanticipated side effects, inability to locate, recruit and qualify sufficient numbers of patients, lack of funding, the inability to locate or recruit scientists, the redesign of clinical trial programs, the inability to manufacture or acquire sufficient quantities of the particular product candidate or any other components required for clinical trials, changes in the Company's or its collaborative partners' development focus and disclosure of trial results by competitors. To date, the Company has never had to submit clinical trials for any of its products. In the event that it should be required to perform clinical trials, there can be no guarantee that it will be able to do so effectively and efficiently. Even if regulatory approval is obtained for any of the Company's products or services, the scope of the approval may significantly limit the indicated usage for which such products or services may be marketed.

Products marketed by the Company pursuant to FDA or foreign oversight or approval are subject to pervasive and continuing regulation. In the U.S., devices and biologics must be manufactured in registered and, in the case of biologics, licensed establishments and must be produced in accordance with Quality System Regulations. Manufacturing facilities and processes are subject to periodic FDA inspection. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices and biologics is also subject to regulation and may require FDA approval. From time to time, the FDA may modify such regulations, imposing additional or different requirements. Failure to comply with any applicable FDA requirements, which may be ambiguous, could result in civil and criminal enforcement actions, product recalls or detentions and other penalties and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the National Organ Transplant Act ("NOTA") prohibits the acquisition or transfer of human organs for "valuable consideration" for use in human transplantation. NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control and storage of human organs. There can be no assurance that restrictive interpretations of NOTA will not be adopted in the future that will challenge one or more aspects of the Company's methods of charging for its cryopreservation services. The Company's laboratory operations are subject to the U.S. Department of Labor, Occupational Safety and Health Administration and Environmental Protection Agency requirements for prevention of occupational exposure to infectious agents and hazardous chemicals and protection of the environment. Some states have enacted statutes and regulations governing the processing, transportation and storage of human organs and tissue. While management believes that the Company is presently in compliance in all material respects with all such applicable statutes and regulations, there can be no assurance that more restrictive state laws or regulations will not be adopted in the future that could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Government Regulation."

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

SHARES ELIGIBLE FOR FUTURE SALE

Substantially all of the Company's outstanding Common Stock is available for sale in the public marketplace. As of February 27, 1998, there were also outstanding stock options to purchase an aggregate of 747,000 shares of Common Stock at various exercise prices per share. The majority of the shares to be received upon exercise of these options will be available for immediate resale in the public markets. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. The possibility exists that substantial amounts of Common Stock may be sold in the public market, which may adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

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

                                                             DATE FIRST ELECTED
 NAME                       AGE POSITION                     TO PRESENT OFFICE
 ----                       --- --------                     ------------------
 Steven G. Anderson          59 President, Chief Executive    February, 1984
                                Officer and Chairman
 Kirby S. Black, PhD         43 Vice President, Research      July, 1995
                                and Development
 Edwin B. Cordell, Jr., CPA  39 Vice President and Chief      December, 1994
                                Financial Officer
 Albert E. Heacox, PhD       47 Vice President, Laboratory    June, 1995
                                Operations
 Gerald B. Seery             41 Vice President, Marketing     August, 1995
 James C. Vander Wyk, PhD    53 Vice President, Regulatory    February, 1996
                                Affairs and Quality
                                Assurance
 Ronald D. McCall, Esq.      61 Director, Secretary and       January, 1984
                                Treasurer

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

ITEM 6. SELECTED FINANCIAL DATA.

The following Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K or incorporated herein by reference. The data set forth below with respect to the Company's Consolidated Income Statements and Balance Sheets for, and as of the end of, the years ended December 31, 1996 and 1997 are derived from the Company's Consolidated Financial Statements which have been audited by Ernst & Young LLP, independent auditors, and which are included elsewhere in this Form 10-K and are qualified by reference to such Consolidated Financial Statements and Notes thereto. The selected data presented below for, and as of the end of, each of the years in the three-year period ended December 31, 1995, are derived from the Consolidated Financial Statements of the Company, which Consolidated Financial Statements have been audited by KPMG Peat Marwick LLP, independent auditors. The Consolidated Income Statement for the year ended December 31, 1995, and the report thereon, are included elsewhere in this Form 10-K. The historical results are not necessarily indicative of future results of operations.

                                               YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                        1993    1994    1995    1996    1997
                                       ------- ------- ------- ------- -------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues:
  Cryopreservation.................... $18,938 $22,818 $27,994 $36,293 $44,242
  Bioprosthetic cardiovascular
   devices............................     933     414     263     385     576
  Single-use medical devices..........     --      --      --      --    5,591
  Other income........................   1,470     578     969     550     460
                                       ------- ------- ------- ------- -------
    Total Revenues....................  21,341  23,810  29,226  37,228  50,869
Expenses:
  Cost of cryopreservation and
   products...........................   8,759   8,965  10,485  12,593  17,764
  Research and development............   1,384   1,975   2,634   2,807   3,946
  General, administrative and
   marketing..........................  10,282  11,085  12,807  15,673  20,548
  Interest expense....................      23      21       4      72     978
                                       ------- ------- ------- ------- -------
    Total Expenses....................  20,448  22,046  25,930  31,145  43,236
Income before income taxes............     893   1,764   3,296   6,083   7,633
Income tax expense....................     339     498   1,094   2,156   2,908
                                       ------- ------- ------- ------- -------
  Net income.......................... $   554 $ 1,266 $ 2,202 $ 3,927 $ 4,725
                                       ======= ======= ======= ======= =======
Earnings per share of common stock:
  Basic............................... $   .06 $   .14 $   .23 $   .41 $   .49
                                       ======= ======= ======= ======= =======
  Diluted............................. $   .06 $   .14 $   .23 $   .40 $   .48
                                       ======= ======= ======= ======= =======
Weighted average number of shares of
 common stock outstanding:
  Basic...............................   9,018   9,312   9,379   9,505   9,642
  Diluted.............................   9,114   9,373   9,568   9,906   9,942
                                                    DECEMBER 31,
                                       ---------------------------------------
                                        1993    1994    1995    1996    1997
                                       ------- ------- ------- ------- -------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
 securities........................... $ 5,079 $ 6,366 $ 6,182 $ 1,370 $   111
Total assets..........................  20,075  21,417  24,132  34,973  53,749
Long-term debt, including current
 maturities...........................     --      --      --    3,326  18,362
Retained earnings.....................     506   1,773   3,975   7,902  12,627
Total shareholders' equity............  16,615  17,933  20,465  24,929  30,227

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

The Company has expanded, and intends to continue to expand, its portfolio of products and services. Much of this expansion has been accomplished through acquisitions of intellectual property businesses. In 1992, the Company purchased for $730,000 the exclusive distribution rights for a line of stentless porcine heart valves which the Company currently markets in the European Community. In 1996, the Company purchased for $275,000 a patent for an advanced design stentless pulmonary porcine heart valve. Also in 1996, the Company acquired the assets of UCFI, a tissue processor, for $750,000 in cash and a $1.3 million note. In 1997, the Company acquired IFM and its line of single-use medical devices for $4.5 million in cash, a $5.0 million convertible debenture and a commitment to pay additional cash consideration (not to exceed $1.8 million) if certain target net revenues of IFM are exceeded.

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

Revenues from human connective tissue for the knee cryopreservation services increased 38% to $4.7 million in 1997 from $3.4 million in 1996, representing 9% of total revenues during each year. This increase in revenues was primarily due to a 19% increase in the number of allograft shipments and a greater proportion of the 1997 shipments consisting of cryopreserved menisci, which have a significantly higher per unit revenue than the Company's cryopreserved tendons.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, net working capital was $18.8 million, compared to $10.8 million at December 31, 1996, with a current ratio of 4-to-1 at December 31, 1997. The Company's primary capital requirements arise out of general working capital needs, including capital expenditures for facilities and equipment, and funding of research and development projects. The Company historically has funded these requirements through bank credit facilities, cash generated by operations and equity offerings.

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

                                       CRYOLIFE, INC.

March 23, 1998
                                             /s/ Edwin B. Cordell, Jr.
                                       By_____________________________________
                                               Edwin B. Cordell, Jr.,
                                                 Vice President and
                                               Chief Financial Officer