Form 10-K/A
period 1996-12-31
CRYOLIFE INC
filed 1998-03-30
CIK 784199

FORM 10-K/A
                                 Amendment No. 2

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $111,802,000 at February 18, 1998 (7,985,863 shares). The number of common shares outstanding at February 18, 1998 was 9,700,791(exclusive of treasury shares).

                       Documents Incorporated By Reference

     Part III: Portions of Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be filed not later than April 30, 1998.

533127.1 (6.1)
                                       -1-

The Registrant is hereby filing Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 1997 for the purpose of filing restated financial data schedules to reflect the adoption of FAS 128, earning per share.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          The following are filed as part of this report:

               (a)  1. Financial Statements

               The  following   consolidated   financial  statements  are  filed
               herewith

               Report of Independent Auditors

               Independent Auditors' Report

               Consolidated Balance Sheets as of December 31, 1997 and 1996

               Consolidated Statements of Income for each of the three years in the period ended December 31, 1997

               Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997

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




533127.1 (6.1)
                                       -2-

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

533127.1 (6.1)
                                      -3-

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

533127.1 (6.1)
                                       -4-

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


533127.1 (6.1)
                                       -5-

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

10.28 Revolving Term Loan Facility between the Company and NationsBank N.A., dated August 30, 1996. (Incorporated by reference to
               Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

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

533127.1 (6.1)
                                       -6-

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

11.1*          Statement re: Computation of Per Share Earnings.

21.1*          Subsidiaries of CryoLife, Inc.

23.1*          Consent of Independent Auditors.

23.2*          Consent of Independent Auditors.

27.1*          Financial Data Schedule

27.2+          Financial Data Schedule: Fiscal Year Ended 1996

27.3+          Financial Data Schedule:  Quarter Ended March 31, 1996

27.4+          Financial Data Schedule:  Quarter Ended June 30, 1996

27.5+          Financial Data Schedule:  Quarter Ended September 30, 1996

27.6+          Financial Data Schedule:  Quarter Ended March 31, 1997

27.7+          Financial Data Schedule:  Quarter Ended June 30, 1997

27.8+          Financial Data Schedule:  Quarter Ended September 30, 1997

---------------------------
* Previously filed
+ Filed herewith


               3.B. Executive Compensation Plans and Arrangements.

1.             1993  Employee  Stock  Incentive  Plan  adopted  on July 6, 1993.
               (Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

533127.1 (6.1)
                                       -7-

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


533127.1 (6.1)
                                       -8-

16. CryoLife, Inc. 1998 Long-Term Incentive Plan. (Exhibit 10.34 to this Form 10-K).

               (b) Reports on Form 8-K

The Registrant did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.



533127.1 (6.1)
                                       -9-




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CRYOLIFE, INC.


March 30, 1998                     By:
                                        Edwin B. Cordell, Jr.
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer




533127.1 (6.1)
                                      -10-