Form 10-Q
period 1998-03-31
CRYOLIFE INC
filed 1998-05-08
CIK 784199

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For Quarterly Period Ended March 31, 1998 Commission File Number 0-21104

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

The number of shares of common stock, par value $0.01 per share, outstanding at May 5, 1998 was 12,778,545.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                                 CRYOLIFE, INC.
                    SUMMARY CONSOLIDATED STATEMENTS OF INCOME



                                                         Three Months Ended
                                                             March 31,
                                                        1998             1997
                                                            (Unaudited)

Revenues:
 Cryopreservation and products                  $ 14,501,000        $ 10,383,000
 Research grants, licenses and other revenues        124,000              30,000
                                                  ----------          ----------
                                                  14,625,000          10,413,000
Costs and expenses:
 Cryopreservation and products                     5,481,000           3,426,000
 General, administrative and marketing             5,827,000           4,479,000
 Research and development                          1,011,000             849,000
 Interest expense                                    430,000             132,000
                                                  ----------          ----------
                                                  12,749,000           8,886,000
                                                  ----------          ----------
Income before income taxes                         1,876,000           1,527,000
Income tax expense                                   704,000             575,000
                                                  ----------          ----------
Net income                                      $  1,172,000         $   952,000
                                                  ==========          ==========

Earnings per share:
     Basic and diluted                          $       0.12         $      0.10
                                                  ==========          ==========
Weighted average shares outstanding:
     Basic                                         9,739,000           9,581,000
     Diluted                                      10,077,000           9,877,000


See accompanying notes to summary consolidated financial statements.




546079.1


Item 1. Financial Statements

                                 CRYOLIFE, INC.
                       SUMMARY CONSOLIDATED BALANCE SHEETS

                                                                              Proforma
                                                             March 31,        March 31,     December 31,
                                                               1998             1998            1997
                                                       ---------------------------------------------------
                                                            (Unaudited)     (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                              $   114,000       32,434,000       $   111,000
     Proceeds due from public stock offering                 40,140,000              ---               ---
     Receivables (net)                                        9,517,000        9,517,000         9,765,000
     Deferred preservation costs (net)                       12,640,000       12,640,000        12,257,000
     Inventories                                              2,820,000        2,820,000         1,761,000
     Prepaid expenses                                         1,595,000        1,595,000         1,260,000
                                                             ----------       ----------        ----------
       Total current assets                                  66,826,000       59,006,000        25,154,000
                                                             ----------       ----------        ----------
Property and equipment (net)                                 17,979,000       17,979,000        15,487,000
Goodwill (net)                                                9,655,000        9,655,000         9,809,000
Patents (net)                                                 2,190,000        2,190,000         2,196,000
Other (net)                                                   1,906,000        1,906,000         1,103,000
                                                             ----------       ----------        ----------
     TOTAL ASSETS                                           $98,556,000      $90,736,000       $53,749,000
                                                             ==========       ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
     Accounts payable                                       $ 1,969,000        1,969,000       $ 1,612,000
     Accrued expenses                                           955,000          332,000           534,000
     Accrued procurement fees                                 1,388,000        1,388,000         1,565,000
     Accrued compensation                                     1,009,000        1,009,000         1,122,000
     Current maturities of capital lease obligations            210,000          210,000               ---
     Current maturities of long-term debt                     1,496,000          496,000         1,496,000
     Income taxes payable                                       484,000          484,000               ---
                                                             ----------       ----------        ----------
       Total current liabilities                              7,511,000        5,888,000         6,329,000
                                                             ----------       ----------        ----------
Deferred income taxes                                           190,000          190,000           327,000
Capital lease obligations, less current maturities            1,896,000        1,896,000               ---
Bank loans                                                   12,207,000              ---        10,777,000
Convertible debenture                                         4,393,000        4,393,000         5,000,000
Other long-term debt                                            799,000          799,000         1,089,000
                                                             ----------       ----------        ----------
     Total liabilities                                       26,996,000       13,166,000        23,522,000
                                                             ----------       ----------        ----------
Shareholders' equity:
     Preferred stock                                                ---              ---               ---
     Common stock (issued 10,261,000 shares, and
       13,287,000 proforma shares in 1998 and
       10,243,000 shares in 1997)                               103,000          133,000           102,000
     Common stock to be issued (2,638,000 shares
       in 1998)                                                  26,000              ---               ---

     Additional paid-in capital                              57,828,000       63,834,000        17,694,000
     Retained earnings                                       13,799,000       13,799,000        12,627,000
     Less:  Treasury stock (543,000 shares)                    (180,000)        (180,000)        (180,000)
               Note receivable from shareholder                 (16,000)         (16,000)         (16,000)
                                                             -----------      -----------       ---------
          Total shareholders' equity                         71,560,000       77,570,000        30,227,000
                                                             ----------       ----------        ----------
     TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                $98,556,000      $90,736,000       $53,749,000
                                                             ==========       ==========        ==========

See accompanying notes to summary consolidated financial statements.

546079.1

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three Months Ended
                                                               March 31,
                                                          1998             1997
                                                               (Unaudited)

Net cash flows used in operating activities:
 Net income                                        $  1,172,000    $    952,000
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                        960,000         526,000
   Provision for doubtful accounts                       24,000          15,000
   Receivables                                          224,000         163,000
   Deferred preservation costs and inventories       (1,442,000)     (1,543,000)
   Prepaid expenses and other assets                   (335,000)       (837,000)
   Accounts payable and accrued expenses                 95,000      (1,535,000)
                                                     -----------     -----------
   Net cash flows provided by (used in)
     operating activities                               698,000      (2,259,000)
                                                     -----------     -----------

Net cash flows used in investing activities:
  Capital expenditures                                (1,058,000)    (1,071,000)
  Other assets                                          (896,000)      (213,000)
  Cash paid for acquisition, net of cash acquired            ---     (4,418,000)
                                                     ------------    -----------
  Net cash flows used in investing activities         (1,954,000)    (5,702,000)
                                                     ------------    -----------

Net cash flows provided by financing activities:
  Principal payments of debt                            (540,000)           ---
  Proceeds from borrowings on revolving term loan      1,680,000      6,653,000
  Payment of obligations under capital leases            (35,000)           ---
  Proceeds from issuance of common stock and
      from notes receivable from shareholders            154,000        130,000
                                                      -----------    -----------
  Net cash provided by financing activities             1,259,000     6,783,000
                                                      -----------    -----------
Increase (decrease) in cash                                 3,000    (1,178,000)
Cash and cash equivalents, beginning of period            111,000     1,370,000
                                                      -----------    -----------
Cash and cash equivalents, end of period             $    114,000   $   192,000
                                                      ===========    ===========

Supplemental cash flow information Non-cash
 investing and financing activities:
  Proceeds due from public stock offering            $ 40,140,000   $       ---
                                                      ===========    ===========
  Establishing capital lease obligations             $  2,141,000   $       ---
                                                      ===========    ===========
  Debt conversion into common stock                  $    607,000   $       ---
                                                      ===========    ===========
  Fair value of assets acquired                      $      ---     $ 1,768,000
  Cost in excess of assets acquired                         ---       8,541,000
  Liabilities assumed                                       ---        (891,000)
  Debt issued for assets acquired                           ---      (5,000,000)
                                                      ------------   -----------
  Net cash paid for acquisition                      $      ---     $ 4,418,000
                                                      ============   ===========

See accompanying notes to summary consolidated financial statements.


546079.1

                                 CRYOLIFE, INC.
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with (i) generally accepted accounting principles for interim financial information, and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

The accompanying  unaudited  proforma summary  consolidated  balance sheet as of
March 31, 1998 reflects the receipt of the proceeds of the Company's following-on equity offering (the "Offering") of 2,588,000 shares of its common stock which became effective March 30, 1998 and closed on April 3, 1998 as well as the underwriters' exercise of an overallotment option with respect to 387,500 additional shares which closed on April 16, 1998, and the application of those proceeds to the repayment of certain debt and interest aggregating $13,296,000 and the payment of certain offering costs aggregating $534,000.

NOTE 2 - FOLLOW-ON EQUITY OFFERING

On April 3, 1998 the Company completed the Offering of 2,588,000 new shares of its common stock resulting in net proceeds of $39.4 million. On April 16, 1998 the Company issued an additional 387,500 shares of common stock pursuant to the underwriters' overallotment option resulting in $6.0 million of additional net proceeds to the Company. The net proceeds will be used to repay outstanding amounts under the Company's bank loans, for expansion of manufacturing facilities and for general corporate purposes, including working capital and potential acquisitions. The accompanying proforma balance sheet at March 31, 1998 gives effect to the receipt of the proceeds from the underwriters, the repayment of the Company's bank loans and the payment of certain offering costs.

In conjunction with the Offering, $607,000 of the convertible debentures were converted into 50,000 shares of the Company's common stock.


NOTE 4 - INVENTORY

Inventories are comprised of the following:

                                               (Unaudited)
                                        March 31,       December 31,
                                          1998              1997
                                     -----------------------------------

Raw materials                          $   292,000         $   262,000
Work-in-process                            717,000             358,000
Finished goods                           1,811,000           1,141,000
                                         ---------          ----------
                                       $ 2,820,000         $ 1,761,000
                                        ==========          ==========


546079.1

NOTE 5 - CAPITAL LEASE OBLIGATIONS

Commencing January 1, 1998 the Company began leasing office and manufacturing facilities and furniture under capital leases through January 2008 from the former majority shareholder of Ideas for Medicine, Inc. ("IFM"), which was acquired by the Company in March 1997. The Company has recorded capital lease obligations totaling $2.1 million during the quarter ended March 31, 1998.

NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended
                                                                March 31,
                                                          1998             1997
                                                              (Unaudited)
Numerator for basic and diluted earnings per share -
     income available to common shareholders          $ 1,172,000    $   952,000
                                                       ==========     ==========

Denominator for basic earnings per share - weighted-
     average basis                                      9,739,000      9,581,000
Effect of dilutive stock options                          338,000        296,000
                                                       ----------     ----------
Denominator for diluted earnings per share - adjusted
     weighted-average shares                           10,077,000      9,877,000
                                                       ==========     ==========

Basic and diluted earnings per share                  $       .12    $       .10
                                                       ==========     ==========





546079.1

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues increased 40% to $14.6 million for the three months ended March 31, 1998 from $10.4 million for the same period in 1997. The increase in revenues was primarily due to the growing acceptance in the medical community of cryopreserved tissues, the Company's ability to procure greater amounts of tissue, price increases for certain cryopreservation services and revenues attributable to the Company's line of single-use devices following the Ideas for Medicine, Inc. ("IFM") acquisition in March 1997. Revenues for the three months ended March 31, 1998 and March 31, 1997 included $1,585,000 and $554,000 respectively, attributable to the acquisition of IFM.

Revenues from human heart valve and conduit cryopreservation services increased 15% to $7.4 million for the three months ended March 31, 1998 from $6.5 million for the three months ended March 31, 1997, representing 51% and 62%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 14% increase in the number of heart allograft shipments.

Revenues from human vascular tissue cryopreservation services increased 37% to $3.5 million for the three months ended March 31, 1998 from $2.6 million for the three months ended March 31, 1997, representing 24% and 25%, respectively, of total revenues for those periods. This increase in revenues was primarily due to a 34% increase in the number of vascular allograft shipments resulting from the introduction of cryopreserved tissues for new procedures and increased demand for the Company's existing cryopreservation services.

Revenues from human connective tissue for the knee cryopreservation services increased 158% to $1.8 million for the three months ended March 31, 1998 from $693,000 for the three months ended March 31, 1997, representing 12% and 7%, respectively, of total revenues for those periods. This increase in revenues was primarily due to a 127% increase in the number of allograft shipments and a greater proportion of the 1998 shipments consisting of cryopreserved menisci, which have a significantly higher per unit revenue than the Company's cryopreserved tendons.

Revenues from the sale of bioprosthetic cardiovascular devices increased 92% to $200,000 for the three months ended March 31, 1998 from $104,000 for the three months ended March 31, 1997, representing 1% of total revenues during each period. This increase in revenues was primarily due to a 169% increase in the number of bioprosthetic cardiovascular device shipments.

Other revenues increased to $124,000 for the three months ended March 31, 1998 from $30,000 for the three months ended March 31, 1997. Other revenues in 1998 relate primarily to research grant awards for the Company's synergraft technology.

Cost of cryopreservation services and products aggregated $5.5 million for the three months ended March 31, 1998, representing 37% of total revenues, compared to $3.4 million for the three months ended March 31, 1997, representing 33% of total revenues. Cost of cryopreservation services and products increased 60% for the first quarter 1998 compared to the first quarter 1997. The increase in 1998 of the cost of cryopreservation services and products as a percentage of revenues results from increased manufacturing overhead costs associated with the Company's new corporate headquarters and manufacturing facility and the inclusion of three months of IFM's sales in 1998, which generate lower gross margins than cryopreservation services, compared with one month of IFM sales in the first quarter 1997.

546079.1

General, administrative and marketing expenses increased 30% to $5.8 million for the three months ended March 31, 1998, compared to $4.5 million for the corresponding period in 1997, representing 40% and 43%, respectively, of total revenues in each period. The increase in expenditures in 1998 results from expenses incurred to support the increase in revenues and costs associated with the introduction of BioGlue into the European community.

Research and development expenses were $1.0 million for the three months ended March 31, 1998, compared to $849,000 for the corresponding period in 1997, representing 7% and 8%, respectively, of total revenues for each period. Research and development spending relates principally to the Company's focus on its bioadhesives and synergraft technologies.

Interest expense increased to $430,000 for the three months ended March 31, 1998 from $132,000 for the three months ended March 31, 1997. This increase in interest expense is due to a full quarter of interest expense in 1998 relating to the convertible debenture entered into for the acquisition of IFM in March 1997 as well as an increase in the bank loans used to finance the building of the IFM manufacturing facility.

Seasonality

The demand for the Company's human heart valve and conduit cryopreservation services is seasonal, with peak demand generally occurring in the second and third quarters. Management believes that this demand trend for human heart valve and conduit cryopreservation services is primarily due to the high number of surgeries scheduled during the summer months. Management believes that the trends experienced by the Company to date for its human connective tissue for the knee cryopreservation services indicate that this business may also be seasonal because it is an elective procedure that may be performed less frequently during the fourth quarter holiday months. However, the demand for the Company's human vascular tissue cryopreservation services, bioprosthetic cardiovascular devices and single-use medical devices does not appear to experience this seasonal trend.

Liquidity and Capital Resources

At March 31, 1998, net working capital was $59.5 million, compared to $18.8 million at December 31, 1997, with a current ratio of 9-to-1 at March 31, 1998. The Company's primary capital requirements arise out of general working capital needs, capital expenditures for facilities and equipment and funding of research and development projects. The Company historically has funded these requirements through bank credit facilities, cash generated by operations and equity offerings.

Net cash provided by operating activities was $698,000 for the three months ended March 31, 1998, as compared to net cash used in operating activities of $2.3 million for the three months ended March 31, 1997. This increase primarily resulted from a decrease in the amount of accounts payable liquidated in the first quarter in 1998 as compared to the first quarter of 1997 due to the construction of the Company's new corporate headquarters and manufacturing facility.

Net cash used in investing activities was $2.0 million for the three months ended March 31, 1998, as compared to $5.7 million for the three months ended March 31, 1997. This decrease was primarily attributable to the absence a business acquisition during the first quarter of 1998 as compared to the first quarter of 1997, during which the Company acquired IFM.

Net cash provided by financing activities was $1.3 million for the three months ended March 31, 1998, as compared to $6.8 million for the three months ended March 31, 1997. This decrease was primarily attributable to a decrease in borrowings on the Company's bank loans. On April 3, 1998, the Company completed a follow-on equity offering (the "Offering") of 2,588,000 shares which became effective March 30, 1998, and on April 16, 1998, an overallotment option was exercised for an additional 387,500 shares.

A portion of the net proceeds of $45,450,000 were used to repay the bank loans and accrued interest totaling $13,296,000.


546079.1

The Company anticipates that the net proceeds from the Offering and cash generated from operations will be sufficient to meet its operating and development needs for the next 12 months. However, the Company's future liquidity and capital requirements beyond that period will depend upon numerous factors, including the timing of the Company's receipt of FDA approvals to begin clinical trials for its products currently in development, the resources required to further develop its marketing and sales capabilities if, and when, those products gain approval, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. There can be no assurance that the Company will not require additional financing or will not seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital to meet future requirements. These additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). The Company adopted Statement 130 for the quarter ended March 31, 1998. Due to the immateriality of the Company's elements of comprehensive income, such adoption had no effect on the Company's consolidated financial statements.

Forward-Looking Statements

Statements made in this Form 10-Q for the quarter ended March 31, 1998 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements as a result of adverse changes in any of a number of factors that affect the Company's business, including without limitation, changes in (1) government regulation of the Company's business, (2) the Company's competitive position, (3) the availability of tissue for implant,
(4) the status of the Company's products under development, (5) the protection of the Company's proprietary technology and (6) the reimbursement of health care costs by third-party payors. See the "Business-Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a more detailed discussion of these and other factors which might affect the Company's future performance.

Item 3.   Qualitative and Quantitative Discussion About Market Risk.

         Not Applicable.


546079.1

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

3.2 Amendment to Articles of Incorporation of the Company dated November 29, 1995. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal three months ended December 31, 1995.)

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

27.1     Financial Data Schedule

(b)  Current Reports on Form 8-K.
                  None


546079.1

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CRYOLIFE, INC.
                                    (Registrant)

May 6, 1998                         EDWIN B. CORDELL, JR.
------------------                  ----------------------------------
DATE                                EDWIN B. CORDELL, JR.
                                    Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and
                                    Accounting Officer)