Form 10-Q
period 1998-06-30
CRYOLIFE INC
filed 1998-08-14
CIK 784199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998
                         Commission File Number 0-21104

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

YES   X     NO
    _____      _____

The number of shares of common stock, par value $0.01 per share, outstanding on August 12, 1998 was 12,800,533.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                    SUMMARY CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                 ---------------------------- ------------------------
                                                        1998         1997            1998         1997
                                                 ---------------------------- ------------------------
                                                          (Unaudited)                    (Unaudited)

Revenues:
 Cryopreservation and products                   $  15,477,000  $  12,641,000 $   29,978,000 $  23,024,000
 Research grants, licenses and other revenues          785,000         82,000        909,000       112,000
                                                 ---------------------------- ----------------------------
                                                    16,262,000     12,723,000     30,887,000    23,136,000
Costs and expenses:
 Cost of cryopreservation and products               6,345,000      4,550,000     11,826,000     7,976,000
 General, administrative and marketing               5,841,000      5,165,000     11,707,000     9,644,000
 Research and development                            1,256,000        857,000      2,267,000     1,706,000
 Interest (income) expense                           (281,000)        296,000        110,000       428,000
                                                 ---------------------------- ----------------------------
                                                    13,161,000     10,868,000     25,910,000    19,754,000
                                                 ---------------------------- ----------------------------
Income before income taxes                           3,101,000      1,855,000      4,977,000     3,382,000
Income tax expense                                   1,053,000        695,000      1,757,000     1,270,000
                                                 ---------------------------- ----------------------------
Net income                                       $   2,048,000  $   1,160,000 $    3,220,000 $   2,112,000
                                                 ============================ ============================

Earnings per share:
         Basic                                   $        0.16  $        0.12 $         0.29 $        0.22
                                                 ============================ ============================
         Diluted                                 $        0.16  $        0.12 $         0.28 $        0.21
                                                 ============================ ============================
Weighted average shares outstanding:
         Basic                                      12,709,000      9,615,000     11,219,000     9,598,000
                                                 ============================ ============================
         Diluted                                    13,033,000      9,889,000     11,577,000     9,881,000
                                                 ============================ ============================


See accompanying notes to summary consolidated financial statements.





Item 1. Financial Statements
                                              CRYOLIFE, INC.
                                    SUMMARY CONSOLIDATED BALANCE SHEETS

                                                                                June 30,      December 31,
                                                                                  1998          1997
                                                                             ------------------------------
                                                                             (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                           $    32,106,000  $        111,000
     Receivables (net)                                                        10,320,000         9,765,000
     Deferred preservation costs (net)                                        13,295,000        12,257,000
     Inventories                                                               3,477,000         1,761,000
     Prepaid expenses and other assets                                         2,103,000         1,260,000
                                                                       -----------------------------------
       Total current assets                                                   61,301,000        25,154,000
                                                                       -----------------------------------
Property and equipment (net)                                                  18,458,000        15,487,000
Goodwill (net)                                                                 9,502,000         9,809,000
Patents (net)                                                                  2,253,000         2,196,000
Other (net)                                                                    1,529,000         1,103,000
                                                                       -----------------------------------
     TOTAL ASSETS                                                        $    93,043,000  $     53,749,000
                                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
     Accounts payable                                                    $     1,142,000  $      1,612,000
     Accrued expenses                                                            352,000           534,000
     Accrued procurement fees                                                  1,990,000         1,565,000
     Accrued compensation                                                      1,081,000         1,122,000
     Current maturities of capital lease obligations                             215,000               ---
     Current maturities of long-term debt                                        496,000         1,496,000
     Income taxes payable                                                        381,000               ---
                                                                       -----------------------------------
       Total current liabilities                                               5,657,000         6,329,000
                                                                       -----------------------------------
Deferred income taxes                                                            384,000           327,000
Capital lease obligations, less current maturities                             1,829,000               ---
Bank loans                                                                           ---        10,777,000
Convertible debenture                                                          4,393,000         5,000,000
Other long-term debt                                                             814,000         1,089,000
                                                                       -----------------------------------
     Total liabilities                                                        13,077,000        23,522,000
                                                                       -----------------------------------
Shareholders' equity:
     Preferred stock                                                                 ---               ---
     Common stock (issued 12,792,000 shares in 1998 and
       10,243,000 shares in 1997)                                                133,000           102,000
     Additional paid-in capital                                               64,166,000        17,694,000
     Retained earnings                                                        15,847,000        12,627,000
     Less:  Treasury stock (543,000 shares)                                     (180,000)         (180,000)
               Note receivable from shareholder                                      ---           (16,000)
                                                                       -----------------------------------
          Total shareholders' equity                                          79,966,000        30,227,000
                                                                       -----------------------------------
     TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                             $    93,043,000  $     53,749,000
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended
                                                                                    June 30,
                                                                             -----------------------
                                                                              1998             1997
                                                                                  (Unaudited)

Net cash flows provided by (used in) operating activities:
     Net income                                                        $     3,220,000    $      2,112,000
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                         1,808,000           1,595,000
       Provision for doubtful accounts                                          53,000              15,000
       Deferred income taxes                                                    57,000              (1,000)
       Receivables                                                            (608,000)            822,000
       Deferred preservation costs and inventories                          (2,754,000)         (3,222,000)
       Prepaid expenses and other assets                                      (843,000)           (737,000)
       Accounts payable and accrued expenses                                   113,000          (2,922,000)
                                                                       -----------------------------------
       Net cash flows provided by (used in) operating activities             1,046,000          (2,338,000)
                                                                       -----------------------------------

Net cash flows used in investing activities:
     Capital expenditures                                                   (2,090,000)         (2,571,000)
     Other assets                                                             (724,000)            280,000
     Cash paid for acquisition, net of cash acquired                               ---          (4,418,000)
     Net sales of marketable securities                                            ---               2,000
                                                                       -----------------------------------
     Net cash flows used in investing activities                            (2,814,000)         (6,707,000)
                                                                       -----------------------------------

Net cash flows provided by financing activities:
     Principal payments of debt                                            (13,732,000)                ---
     Proceeds from borrowings on revolving term loan                         1,680,000           7,581,000
     Payment of obligations under capital leases                               (97,000)                ---
     Proceeds from issuance of common stock and
         from notes receivable from shareholders                            45,912,000             302,000
                                                                       -----------------------------------
     Net cash provided by financing activities                              33,763,000           7,883,000
                                                                       -----------------------------------
Increase (decrease) in cash                                                 31,995,000          (1,162,000)
Cash and cash equivalents, beginning of period                                 111,000           1,370,000
                                                                       -----------------------------------
Cash and cash equivalents, end of period                               $    32,106,000    $        208,000
                                                                       ===================================

Supplemental cash flow information
     Non-cash investing and financing activities:
     Establishing capital lease obligations                            $     2,141,000    $            ---
                                                                       ===================================
     Debt conversion into common stock                                 $       607,000    $            ---
                                                                       ===================================
     Fair value of assets acquired                                     $           ---    $      1,768,000
     Cost in excess of assets acquired                                             ---           8,541,000
     Liabilities assumed                                                           ---            (891,000)
     Debt issued for assets acquired                                               ---          (5,000,000)
                                                                       -----------------------------------
     Net cash paid for acquisition                                     $           ---    $      4,418,000
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) generally accepted accounting principles for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

NOTE 2 - FOLLOW-ON EQUITY OFFERING

On April 3, 1998 the Company completed a follow-on equity offering (the "Offering") of 2,588,000 new shares of its common stock resulting in net proceeds of $39.4 million. On April 16, 1998 the Company issued an additional 387,500 shares of common stock pursuant to the underwriters' overallotment option resulting in $6.0 million of additional net proceeds to the Company. A portion of the net proceeds were used to repay outstanding amounts under the Company's bank loans and for expansion of manufacturing facilities. The remainder of the proceeds will be used for additional expansion of manufacturing facilities and for general corporate purposes, including working capital and potential acquisitions.

In conjunction with the Offering, $607,000 of the convertible debentures were converted into 50,000 shares of the Company's common stock.

NOTE 3 - INVESTMENTS

Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation at each balance sheet date. Available for sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses are included in investment income and are determined on a first-in, first-out basis.

At June 30, 1998 and December 31, 1997, the Company held $30.4 million and $0, respectively, in mutual funds and money market funds. All investments were classified as available for sale as of June 30, 1998. Fair market value is equivalent to cost at June 30, 1998. All investments held by the Company have original maturities of less than 90 days and are classified as cash and cash equivalents as of June 30, 1998.


NOTE 4 - INVENTORY

Inventories are comprised of the following:

                       (Unaudited)
                        June 30,            December 31,
                          1998                   1997
                   -------------------------------------

Raw materials      $    394,000             $    262,000
Work-in-process         668,000                  358,000
Finished goods        2,415,000                1,141,000
                   -------------------------------------
                   $  3,477,000             $  1,761,000
                   =====================================

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                          (Unaudited)                   (Unaudited)
                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                   ------------------------      -----------------------
                                                        1998         1997            1998         1997
                                                   ------------------------      -----------------------

Numerator for basic and diluted earnings
     per share - income available to
     common shareholders                           $ 2,048,000  $ 1,160,000      $3,220,000   $2,112,000
                                                   ========================      =======================

Denominator for basic earnings per share -
     weighted-average basis                         12,709,000    9,615,000       11,219,000    9,598,000
Effect of dilutive stock options                       324,000      274,000          358,000      283,000
                                                   ------------------------      ------------------------
Denominator for diluted earnings per share -
     adjusted weighted-average shares               13,033,000    9,889,000       11,577,000    9,881,000
                                                   ========================      ========================

Earnings per share:
     Basic                                         $       .16   $      .12     $.29       $  .22
                                                   ========================     =================
     Diluted                                       $       .16   $      .12     $.28       $  .21
                                                   ========================     =================


PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Cryopreservation and product revenues increased 22% to $15.5 million for the three months ended June 30, 1998 from $12.6 million for the same period in 1997. Cryopreservation and product revenues increased 30% to $30.0 million for the six months ended June 30, 1998 from $23.0 million for the same period in 1997. The increase in revenues was primarily due to the growing acceptance in the medical community of cryopreserved tissues which has resulted in increased demand, the Company's ability to procure greater amounts of tissue, price increases for certain cryopreservation services and revenues attributable to the Company's line of single-use devices following the Ideas for Medicine, Inc. ("IFM") acquisition in March 1997. Revenues for the six months ended June 30, 1998 and June 30, 1997 included $3.2 million and $2.1 million respectively, attributable to the acquisition of IFM.

Revenues from human heart valve and conduit cryopreservation services increased 9% to $7.9 million for the three months ended June 30, 1998 from $7.3 million for the three months ended June 30, 1997, representing 47% and 57%, respectively, of total revenues during such periods. Revenues from human heart valve and conduit cryopreservation services increased 12% to $15.3 million for the six months ended June 30, 1998 from $13.8 million for the six months ended June 30, 1997, representing 49% and 59%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 7% and an 11% increase in the number of heart allograft shipments for the three months and six months ended June 30, 1998, respectively, due to an increased demand and the Company's ability to procure greater amounts of tissue.

Revenues from human vascular tissue cryopreservation services increased 39% to $3.6 million for the three months ended June 30, 1998 from $2.6 million for the three months ended June 30, 1997, representing 22% and 20%, respectively, of total revenues during such periods. Revenues from human vascular tissue cryopreservation services increased 38% to $7.1 million for the six months ended June 30, 1998 from $5.1 million for the six months ended June 30, 1997, representing 23% and 22%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 45% and a 39% increase in the number of vascular allograft shipments for the three months and six months ended June 30, 1998, respectively, due to an increased demand and the Company's ability to procure greater amounts of tissue.

Revenues from human connective tissue cryopreservation services increased 87% to $1.9 million for the three months ended June 30, 1998 from $1.0 million for the three months ended June 30, 1997, representing 12% and 8%, respectively, of total revenues during such periods. Revenues from human connective tissue cryopreservation services increased 116% to $3.7 million for the six months ended June 30, 1998 from $1.7 million for the six months ended June 30, 1997, representing 12% and 7%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 58% and an 85% increase in the number of allograft shipments for the three months and six months ended June 30, 1998, respectively, due to increased demand and the Company's ability to procure greater amounts of tissue. Additional revenue increases have resulted from a greater proportion of the 1998 shipments consisting of cryopreserved menisci, which have a significantly higher per unit revenue than the Company's cryopreserved tendons and price increases for the cryopreservation of menisci.

Revenues from bioprosthetic cardiovascular devices increased 61% to $218,000 for the three months ended June 30, 1998 from $135,000 for the three months ended June 30, 1997, representing 1% of total revenues during such periods. Revenues from bioprosthetic cardiovascular devices increased 75% to $418,000 for the six months ended June 30, 1998 from $239,000 for the six months ended June 30, 1997, representing 1% of total revenues during such periods. This increase in revenues was primarily due to a 42% and an 88% increase in the number of bioprosthetic cardiovascular device shipments for the three months and six months ended June 30, 1998, respectively, due to increased manufacturing capacity.

Other revenues increased to $785,000 for the three months ended June 30, 1998 from $82,000 for the three months ended June 30, 1997. Other revenues increased to $909,000 for the six months ended June 30, 1998 from $112,000 for the six months ended June 30, 1997. Other revenues in 1998 relate primarily to proceeds from the sale of the Company's port product line and research grant awards for the Company's SynerGraft(R) technology.

Cost of cryopreservation services and products aggregated $6.3 million for the three months ended June 30, 1998, compared to $4.6 million for the corresponding period in 1997, representing 41% and 36%, respectively, of total cryopreservation and product revenues in each period. Cost of cryopreservation services and products aggregated $11.8 million for the six months ended June 30, 1998, compared to $8.0 million, respectively, for the six months ended June 30, 1997, representing 39% and 35% of total cryopreservation and product revenues, respectively. Cost of cryopreservation services and products increased 39% for the second quarter 1998 compared to the second quarter 1997. The increase in 1998 of the cost of cryopreservation services and products as a percentage of revenues results from a lesser portion of 1998 revenues being derived from human heart valve and conduit cryopreservation services which carry a significantly higher gross margin than other cryopreservation services, from increased manufacturing overhead costs associated with the Company's new manufacturing facilities and from the inclusion of six months of IFM's sales in 1998, which generate lower gross margins than cryopreservation services, compared with four months of IFM sales in the first six months of 1997.

General, administrative and marketing expenses increased 13% to $5.8 million for the three months ended June 30, 1998, compared to $5.2 million for the corresponding period in 1997, representing 38% and 41%, respectively, of total cryopreservation and product revenues in each period. General, administrative and marketing expenses increased 21% to $11.7 million for the six months ended June 30, 1998, compared to $9.6 million for the corresponding period in 1997, representing 39% and 42%, respectively, of total cryopreservation and product revenues in each period. The increase in expenditures in 1998 resulted from expenses incurred to support the increase in revenues and costs associated with the introduction of BioGlue into the European community.

Research and development expenses increased 47% to $1.3 million for the three months ended June 30, 1998, compared to $857,000 for the corresponding period in 1997, representing 8% and 7%, respectively, of total cryopreservation and product revenues for each period. Research and development expenses increased 33% to $2.3 million for the six months ended June 30, 1998, compared to $1.7 million for the corresponding period in 1997, representing 8% and 7%, respectively, of total cryopreservation and product revenues for each period. Research and development spending relates principally to the Company's focus on its bioadhesives and SynerGraft technologies.

Net interest income was $281,000 for the three months ended June 30, 1998 compared to net interest expense of $296,000 for the corresponding period in 1997. Net interest expense decreased to $110,000 for the six months ended June 30, 1998 compared to $428,000 for the corresponding period in 1997. This decrease in interest expense for the three and six months ended June 30, 1998 is due to the repayment of certain indebtedness with the proceeds from the follow-on equity offering, as well as the conversion of a portion of the convertible debenture into common stock of the Company, and the receipt of interest income on the invested proceeds from the Offering.

The decline in the effective income tax rate to 34% from 37.5% for the three months ended June 30, 1998 and 1997, respectively, and to 35.3% from 37.6% for the six months ended June 30, 1998 and 1997, respectively, is due to the implementation of state tax planning strategies.

Seasonality

The demand for the Company's human heart valve and conduit cryopreservation services is seasonal, with peak demand generally occurring in the second and third quarters. Management believes that this demand trend for human heart valve and conduit cryopreservation services is primarily due to the high number of surgeries scheduled during the summer months. Management believes that the trends experienced by the Company to date for its human connective tissue for the knee cryopreservation services indicate that this business may also be seasonal because it is an elective procedure that may be performed less frequently during the fourth quarter holiday months. However, the demand for the Company's human vascular tissue cryopreservation services, bioprosthetic cardiovascular devices, single-use medical devices and BioGlue does not appear to experience this seasonal trend.

Liquidity and Capital Resources

At June 30, 1998, net working capital was $55.6 million, compared to $18.8 million at December 31, 1997, with a current ratio of 9 to 1 at June 30, 1998. The Company's primary capital requirements arise out of general working capital needs, capital expenditures for facilities and equipment and funding of research and development projects. The Company historically has funded these requirements through bank credit facilities, cash generated by operations and equity offerings.

Net cash provided by operating activities was $1.0 million for the six months ended June 30, 1998, as compared to net cash used in operating activities of $2.3 million for the six months ended June 30, 1997. This increase primarily resulted from a decrease in the amount of accounts payable liquidated in the first quarter in 1998 as compared to the first quarter in 1997 due to the construction of the Company's new corporate headquarters and manufacturing facility, partially offset by an increase in accounts receivable.

Net cash used in investing activities was $2.8 million for the six months ended June 30, 1998, as compared to $6.7 million for the six months ended June 30, 1997. This decrease was primarily attributable to the absence of a business acquisition during the first quarter of 1998 as compared to the first quarter of 1997, during which the Company acquired IFM, coupled with a decrease in capital expenditures during the first six months of 1998.

Net cash provided by financing activities was $33.8 million for the six months ended June 30, 1998, as compared to $7.9 million for the six months ended June 30, 1997. This increase was primarily attributable to proceeds of $45.4 million from the Offering, partially offset by the repayment of borrowings on the Company's bank loans, and accrued interest thereon, totaling $13.3 million.

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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). The Company adopted Statement 130 for the quarter ended June 30, 1998. Due to the immateriality of the Company's elements of comprehensive income, such adoption had no effect on the Company's consolidated financial statements.

Forward-Looking Statements

Statements made in this Form 10-Q for the quarter ended June 30, 1998 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements as a result of adverse changes in any of a number of factors that affect the Company's business, including without limitation, changes in (1) government regulation of the Company's business, (2) the Company's competitive position, (3) the availability of tissue for implant,
(4) the status of the Company's products under development, (5) the protection of the Company's proprietary technology and (6) the reimbursement of health care costs by third-party payors. See the "Business-Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a more detailed discussion of these and other factors which might affect the Company's future performance.

Item 3.   Qualitative and Quantitative Discussion About Market Risk.

         Not Applicable.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         None

Item 2.  Changes in Securities.
         None

Item 3.  Defaults Upon Senior Securities.
         Not Applicable

Item 4.  Submission  of Matters to a Vote of  Security  Holders.

          (a)  The Annual Meeting of Shareholders was held on May 21, 1998.

          (b) Management's nominees for director were elected at the meeting by the holders of common stock. The election was uncontested.

          (c) A proposal to approve the Company's 1998 Long-Term Incentive Plan was approved. The result of the voting was as follows:

                                                     Common Shares
                                                     -------------
                  Voting for                            10,488,899
                  Voting against                         1,006,191
                  Abstain from voting                       42,300
                  Broker Non-votes                         109,105
                                                       -----------
                  Total                                 11,646,495
                                                        ==========


               A  proposal  to  approve  the  Company's   Amended  and  Restated
               Non-Employee Directors Stock Option Plan was approved. The result of the voting was a follows:

                                                     Common Shares
                                                     -------------
                  Voting for                            11,213,183
                  Voting against                           272,674
                  Abstain from voting                       51,533
                  Broker Non-votes                         109,105
                                                       -----------
                  Total                                 11,646,495
                                                        ==========

               The following table shows the results of voting in the election of Directors:

                                          Shares Voted For  Authority Withheld
                                          ----------------  ------------------
                  Steven G. Anderson         11,614,904            31,591
                  Ronald C. Elkins, M.D.     11,615,704            30,791
                  Benjamin H. Gray           11,615,704            30,791
                  Virginia C. Lacy           11,534,704          111,791
                  Ronald D. McCall, Esq.     11,615,704            30,791

Item 5.  Other information.
         With respect to the Company's annual meeting of shareholders to be held in 1999, all shareholder proposals submitted outside the shareholder proposal rules contained in Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, which pertains to the inclusion of shareholder proposals in a Company's proxy materials, must be received by the Company by March 3, 1999, in order to be considered timely. With regard to such shareholder proposals, if the date of the next annual meeting of shareholders is advanced or delayed by more than 30 calendar days from May 21, 1999, the Company shall, in a timely manner, inform its shareholders of the change, and the date by which such proposals must be received. As set forth in the Company's Proxy Statement dated April 17, 1998, shareholders who wish to avail themselves of the provisions of Rule 14a-8 must submit their proposals no later than December 18, 1998.

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

10.1 1998 Long-Term Incentive Plan (Incorporated by reference to Appendix 1 to the Company's Definitive Proxy Statement filed with the Commission on April 17, 1998).

10.2 Amended and Restated Non-Employee Directors Stock Option Plan (Incorporated by reference to Appendix 2 to the Company's Definitive Proxy Statement filed with the Commission on April 17, 1998).

27.1 Financial Data Schedule:  Quarter Ended June 30, 1998

27.2 Restated Financial Data Schedule:  Fiscal Year Ended December 31, 1996

27.3 Restated Financial Data Schedule:  Quarter Ended March 31, 1996

27.4 Restated Financial Data Schedule:  Quarter Ended June 30, 1996

27.5 Restated Financial Data Schedule:  Quarter Ended September 30, 1996

27.6 Restated Financial Data Schedule:  Quarter Ended March 31, 1997

27.7 Restated Financial Data Schedule:  Quarter Ended June 30, 1997

27.8 Restated Financial Data Schedule:  Quarter Ended September 30, 1997


(b)  Current Reports on Form 8-K.

     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CRYOLIFE, INC.
                                  (Registrant)

August 13, 1998                 /s/ EDWIN B. CORDELL, JR.
------------------              ----------------------------------
DATE                                EDWIN B. CORDELL, JR.
                                    Vice President and Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)