Form 10-Q
period 1998-09-30
CRYOLIFE INC
filed 1998-11-17
CIK 784199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998
                         Commission File Number 0-21104

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

YES   X    NO ____

The number of shares of common stock, par value $0.01 per share, outstanding on November 13, 1998 was 12,668,336.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                                      CRYOLIFE, INC. AND SUBSIDIARIES
                                 SUMMARY CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended              Nine Months Ended
                                                          September 30,                September 30,
                                                        1998         1997            1998         1997
                                                          (Unaudited)                    (Unaudited)

Revenues:
 Preservation services and products              $  15,846,000  $  14,569,000 $   45,824,000 $  37,593,000
 Research grants and licenses                          168,000            ---        305,000        28,000
                                                 ---------------------------- ----------------------------
                                                    16,014,000     14,569,000     46,129,000    37,621,000
Costs and expenses:
 Cost of preservation services and products          6,263,000      5,112,000     18,089,000    13,089,000
 General, administrative and marketing               6,310,000      5,620,000     18,066,000    15,300,000
 Research and development                            1,150,000      1,243,000      3,416,000     2,950,000
 Interest (income) expense, net                       (373,000)       316,000       (264,000)      736,000
 Other income, net                                    (200,000)       (71,000)      (970,000)     (185,000)
                                                 ---------------------------- ----------------------------
                                                    13,150,000     12,220,000     38,337,000    31,890,000
                                                 ---------------------------- ----------------------------
Income before income taxes                           2,864,000      2,349,000      7,792,000     5,731,000
Income tax expense                                     962,000        891,000      2,718,000     2,161,000
                                                 ---------------------------- ----------------------------
Net income                                       $   1,902,000  $   1,458,000 $    5,074,000 $   3,570,000
                                                 ============================ ============================

Earnings per share:
         Basic                                   $        0.15  $        0.15 $         0.43 $        0.37
                                                 ============================ ============================
         Diluted                                 $        0.15  $        0.15 $         0.42 $        0.36
                                                 ============================ ============================
Weighted average shares outstanding
         Basic                                      12,808,000      9,670,000     11,754,000     9,622,000
                                                 ============================ ============================
         Diluted                                    13,074,000      9,978,000     12,058,000     9,914,000
                                                 ============================ ============================


See accompanying notes to summary consolidated financial statements.


Item 1. Financial Statements
                                              CRYOLIFE, INC.
                                    SUMMARY CONSOLIDATED BALANCE SHEETS

                                                                           September 30,      December 31,
                                                                                  1998          1997
                                                                                     (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                           $    46,394,000  $        111,000
     Receivables (net)                                                        11,122,000         9,765,000
     Deferred preservation costs (net)                                        13,638,000        12,257,000
     Inventories                                                               2,694,000         1,761,000
     Prepaid expenses and other assets                                         2,542,000         1,260,000
     Deferred income taxes                                                     1,294,000               ---
                                                                       -----------------------------------
       Total current assets                                                   77,684,000        25,154,000
                                                                       -----------------------------------
Property and equipment (net)                                                  19,037,000        15,487,000
Goodwill (net)                                                                 1,713,000         9,809,000
Patents (net)                                                                  2,208,000         2,196,000
Other (net)                                                                    1,423,000         1,103,000
                                                                       -----------------------------------
     TOTAL ASSETS                                                        $   102,065,000  $     53,749,000
                                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
     Accounts payable                                                    $     1,030,000  $      1,612,000
     Accrued expenses                                                          2,320,000           534,000
     Accrued procurement fees                                                  1,700,000         1,565,000
     Accrued compensation                                                      1,641,000         1,122,000
     Current maturities of capital lease obligations                             202,000               ---
     Current maturities of long-term debt                                        496,000         1,496,000
     Deferred income                                                             721,000               ---
     Income taxes payable                                                      2,224,000               ---
                                                                       -----------------------------------
       Total current liabilities                                              10,334,000         6,329,000
                                                                       -----------------------------------
Deferred income                                                                2,229,000               ---
Deferred income taxes                                                            746,000           327,000
Capital lease obligations, less current maturities                             1,789,000               ---
Bank loans                                                                           ---        10,777,000
Convertible debenture                                                          4,393,000         5,000,000
Other long-term debt                                                             570,000         1,089,000
                                                                       -----------------------------------
     Total liabilities                                                        20,061,000        23,522,000
                                                                       -----------------------------------
Shareholders' equity:
     Preferred stock                                                                 ---               ---
     Common stock (issued 13,359,000 shares in 1998 and
       10,243,000 shares in 1997)                                                134,000           102,000
     Additional paid-in capital                                               64,350,000        17,694,000
     Retained earnings                                                        17,700,000        12,627,000
     Less:  Treasury stock (543,000 shares)                                     (180,000)         (180,000)
               Note receivable from shareholder                                      ---           (16,000)
                                                                       -----------------------------------
          Total shareholders' equity                                          82,004,000        30,227,000
                                                                       -----------------------------------
     TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                             $   102,065,000  $     53,749,000
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                                 September 30,
                                                                              1998             1997
                                                                                  (Unaudited)

Net cash flows provided by (used in) operating activities:
     Net income                                                        $     5,074,000    $      3,570,000
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                         1,807,000           1,622,000
       Provision for doubtful accounts                                          77,000              31,000
       Deferred income taxes                                                  (875,000)              1,000
       Receivables                                                          (1,434,000)           (819,000)
       Deferred preservation costs and inventories                          (3,700,000)         (5,080,000)
       Prepaid expenses and other assets                                    (1,303,000)           (564,000)
       Accounts payable and accrued expenses                                 1,186,000          (1,670,000)
                                                                       -----------------------------------
       Net cash flows provided by (used in) operating activities               832,000          (2,909,000)
                                                                       -----------------------------------

Net cash flows provided by (used in) investing activities:
     Capital expenditures                                                   (2,689,000)         (2,955,000)
     Other assets                                                             (511,000)             32,000
     Net proceeds from sale of IFM product lines                            15,000,000                 ---
     Cash paid for acquisition, net of cash acquired                               ---          (4,418,000)
     Net sales of marketable securities                                            ---               3,000
                                                                       -----------------------------------
     Net cash flows provided by (used in) investing activities              11,800,000          (7,338,000)
                                                                       -----------------------------------

Net cash flows provided by financing activities:
     Principal payments of debt                                            (13,976,000)                ---
     Proceeds from borrowings on revolving term loan                         1,680,000           8,475,000
     Payment of obligations under capital leases                              (150,000)                ---
     Proceeds from issuance of common stock and
         from notes receivable from shareholders                            46,097,000             444,000
                                                                       -----------------------------------
     Net cash provided by financing activities                              33,651,000           8,919,000
                                                                       -----------------------------------
Increase (decrease) in cash                                                 46,283,000          (1,328,000)
Cash and cash equivalents, beginning of period                                 111,000           1,370,000
                                                                       -----------------------------------
Cash and cash equivalents, end of period                               $    46,394,000    $         42,000
                                                                       ===================================

Supplemental cash flow information Non-cash investing and financing activities:
     Establishing capital lease obligations                            $     2,141,000    $            ---
                                                                       ===================================
     Debt conversion into common stock                                 $       607,000    $            ---
                                                                       ===================================
     Fair value of assets acquired                                     $           ---    $      1,768,000
     Cost in excess of assets acquired                                             ---           8,541,000
     Liabilities assumed                                                           ---            (891,000)
     Debt issued for assets acquired                                               ---          (5,000,000)
                                                                       -----------------------------------
     Net cash paid for acquisition                                     $           ---    $      4,418,000
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) generally accepted accounting principles for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife Inc. (the "Company") Form 10-K for the year ended December 31, 1997.

Note 2 - Follow-on Equity Offering

On April 3, 1998 the Company completed a follow-on equity offering (the "Offering") of 2,588,000 newly issued shares of its common stock resulting in net proceeds of $39.4 million. On April 16, 1998 the Company issued an additional 387,500 shares of common stock pursuant to the underwriters' overallotment option resulting in $6.0 million of additional net proceeds to the Company. A portion of the net proceeds were used to repay outstanding amounts under the Company's bank loans and for expansion of manufacturing facilities. The remainder of the proceeds will be used for additional expansion of manufacturing facilities and for general corporate purposes, including working capital and potential acquisitions.

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

At September 30, 1998 and December 31, 1997, the Company held $30.8 million and $0, respectively, in mutual funds and money market funds. All investments were classified as available for sale as of September 30, 1998. Fair market value is equivalent to cost at September 30, 1998.

All investments held by the Company have original maturities of less than 90 days and are classified as cash and cash equivalents as of September 30, 1998.

Note 4 - Inventories

Inventories are comprised of the following:

                                                                           (Unaudited)
                                                                          September 30,     December 31,
                                                                              1998              1997
                                                                       -----------------------------------

Raw materials                                                          $       557,000    $        262,000
Work-in-process                                                                184,000             358,000
Finished goods                                                               1,953,000           1,141,000
                                                                       -----------------------------------
                                                                       $     2,694,000    $      1,761,000
                                                                       ===================================

Note 5 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                          (Unaudited)                   (Unaudited)
                                                      Three Months Ended              Nine Months Ended
                                                          September 30,                September 30,
                                                        1998         1997            1998         1997

Numerator for basic and diluted earnings
     per share - net income                        $ 1,902,000  $ 1,458,000      $5,074,000   $3,570,000
                                                   ========================      =======================

Denominator for basic earnings per share -
     weighted-average basis                         12,808,000    9,670,000       11,754,000    9,622,000
Effect of dilutive stock options                       266,000      308,000          304,000      292,000
                                                   ------------------------      ------------------------
Denominator for diluted earnings per share -
     adjusted weighted-average shares               13,074,000    9,978,000       12,058,000    9,914,000
                                                   ========================      ========================

Earnings per share:
     Basic                                         $       .15   $      .15      $       .43   $      .37
                                                   ========================      ========================
     Diluted                                       $       .15   $      .15      $       .42   $      .36
                                                   ========================     =========================


Note 6 - Sale of Ideas for Medicine, Inc. Product Line

On September 30, 1998 the Company closed the sale of the product line and certain related assets of its wholly-owned subsidiary, Ideas for Medicine, Inc., a Florida corporation ("IFM"), to Horizon Medical Products, Inc. ("Horizon"), for $15 million in cash. The IFM product line consists of speciality cardiovascular and vascular medical instruments and devices. The sale was made pursuant to an asset purchase agreement. IFM and Horizon also signed a manufacturing agreement on September 30, 1998 which provides for the manufacture by IFM of a specified minimum dollar amount of products from the IFM product line to be purchased exclusively by Horizon over each of the next four years. Thereafter, the responsibility for such manufacturing will be assumed by Horizon.

The Company established a deferred revenue balance at the transaction date totaling $2,950,000 which amount represents the selling price less the net book value of the assets sold and the costs related to the sale. Such amount will be amortized into cost of goods sold over the four year life of the manufacturing agreement.

Note 7 - Subsequent Events

On October 14, 1998, the Company's Board of Directors authorized the purchase of up to 1 million shares of its common stock. The purchase of shares will be made from time to time in open market or privately-negotiated transactions on such terms as management deems appropriate. As of November 9, 1998, the Company has purchased 188,000 shares of its common stock for an aggregate purchase price of $1,843,000.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Preservation and product revenues increased 9% to $15.8 million for the three months ended September 30, 1998 from $14.6 million for the same period in 1997. Preservation and product revenues increased 22% to $45.8 million for the nine months ended September 30, 1998 from $37.6 million for the same period in 1997. The increase in revenues was primarily due to the growing acceptance in the medical community of cryopreserved tissues which has resulted in increased demand, the Company's ability to procure greater amounts of tissue, price increases for certain preservation services and revenues attributable to the Company's line of single-use devices following the Ideas for Medicine, Inc. ("IFM") acquisition in March 1997.

Revenues from IFM decreased 10% to $1.5 million for the three months ended September 30, 1998 from $1.7 million for the three months ended September 30, 1997, representing 10% and 12%, respectively, of total revenues during such periods. This decrease in revenues was primarily attributable to a 3% decrease in IFM shipments due to a decrease in demand and a decrease in average selling price due to competitive pricing pressures and a change in the product mix for the three months ended September 30, 1998. Revenues from IFM increased 22% to $4.7 million for the nine months ended September 30, 1998 from $3.9 million for the nine months ended September 30, 1997, representing 10% of total revenues during such periods. This increase in revenues is due to the nine months ended September 30, 1998 having two extra months of IFM revenue than the nine months ended September 30, 1997 due to the IFM acquisition closing on March 5, 1997.

Revenues from human heart valve and conduit cryopreservation services decreased 2% to $8.4 million for the three months ended September 30, 1998 from $8.6 million for the three months ended September 30, 1997, representing 53% and 59%, respectively, of total revenues during such periods. This decrease was primarily due to a decrease in average selling price resulting from a change in the product mix, partially offset by a 1% increase in the number of heart allograft shipments for the three months ended September 30, 1998. Revenues from human heart valve and conduit cryopreservation services increased 7% to $23.8 million for the nine months ended September 30, 1998 from $22.2 million for the nine months ended September 30, 1997, representing 52% and 59%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 7% increase in the number of heart allograft shipments for the nine months ended September 30, 1998, respectively, due to an increased demand and the Company's ability to procure greater amounts of tissue partially offset by the decrease in average selling price as discussed above.

Revenues from human vascular tissue cryopreservation services increased 27% to $3.4 million for the three months ended September 30, 1998 from $2.7 million for the three months ended September 30, 1997, representing 21% and 19%, respectively, of total revenues during such periods. Revenues from human vascular tissue cryopreservation services increased 35% to $10.5 million for the nine months ended September 30, 1998 from $7.8 million for the nine months ended September 30, 1997, representing 23% and 21%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 25% and a 34% increase in the number of vascular allograft shipments for the three months and nine months ended September 30, 1998, respectively, due to an increased demand and the Company's ability to procure greater amounts of tissue.

Revenues from human connective tissue cryopreservation services increased 36% to $1.8 million for the three months ended September 30, 1998 from $1.4 million for the three months ended September 30, 1997, representing 12% and 9%, respectively, of total revenues during such periods. Revenues from human connective tissue cryopreservation services increased 65% to $5.6 million for the nine months ended September 30, 1998 from $3.4 million for the nine months ended September 30, 1997, representing 12% and 9%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 16% and an 55% increase in the number of allograft shipments for the three months and nine months ended September 30, 1998, respectively, due to increased demand and the Company's ability to procure greater amounts of tissue. Additional revenue increases have resulted from a greater proportion of the 1998 shipments consisting of cryopreserved menisci, which have a significantly higher per unit revenue than the Company's cryopreserved tendons and price increases for the cryopreservation of menisci and tendons.

Revenues from bioprosthetic cardiovascular devices increased 37% to $243,000 for the three months ended September 30, 1998 from $177,000 for the three months ended September 30, 1997, representing 2% and 1%, respectively, of total revenues during each such periods. Revenues from bioprosthetic cardiovascular devices increased 59% to $660,000 for the nine months ended September 30, 1998 from $414,000 for the nine months ended September 30, 1997, representing 1% of total revenues during such periods. This increase in revenues was primarily due to a 31% and an 61% increase in the number of bioprosthetic cardiovascular device shipments for the three months and nine months ended September 30, 1998, respectively, due to increased manufacturing capacity.

Revenues from BioGlue(R) were $367,000 and $582,000 for the three months and nine months ended September 30, 1998, respectively. The Company is currently introducing the product in the European market as well as in other selected overseas markets. Shipments began in April of 1998.

Grant revenues increased to $168,000 for the three months ended September 30, 1998 from $0 for the three months ended September 30, 1997. Grant revenues increased to $305,000 for the nine months ended September 30, 1998 from $28,000 for the nine months ended September 30, 1997. This increase in grant revenues is primarily attributable to the SynerGraft(R) research and development programs.

Other income increased to $200,000 for the three months ended September 30, 1998 from $71,000 for the three months ended September 30, 1997. Other income increased to $970,000 for the nine months ended September 30, 1998 from $185,000 for the nine months ended September 30, 1997. Other income in 1998 relates primarily to proceeds from the sale of the Company's port product line.

Cost of cryopreservation services and products aggregated $6.3 million for the three months ended September 30, 1998, compared to $5.1 million for the corresponding period in 1997, representing 40% and 35%, respectively, of total cryopreservation and product revenues in each period. Cost of cryopreservation services and products aggregated $18.1 million for the nine months ended September 30, 1998, compared to $13.1 million, respectively, for the nine months ended September 30, 1997, representing 39% and 35% of total cryopreservation and product revenues, respectively. Cost of cryopreservation services and products increased 23% for the third quarter of 1998 compared to the third quarter of 1997. The increase in 1998 of the cost of cryopreservation services and products as a percentage of revenues results from a lesser portion of 1998 revenues being derived from human heart valve and conduit cryopreservation services which carry a significantly higher gross margins than other cryopreservation services, from increased manufacturing overhead costs associated with the Company's new manufacturing facilities and from the inclusion in 1998 of nine months of IFM's sales, which generate lower gross margins than cryopreservation services, compared with seven months of IFM sales in the first nine months of 1997.

General, administrative and marketing expenses increased 12% to $6.3 million for the three months ended September 30, 1998, compared to $5.6 million for the corresponding period in 1997, representing 40% and 39%, respectively, of total cryopreservation and product revenues in each period. General, administrative and marketing expenses increased 18% to $18.1 million for the nine months ended September 30, 1998, compared to $15.3 million for the corresponding period in 1997, representing 39% and 41%, respectively, of total cryopreservation and product revenues in each period. The increase in expenditures in 1998 resulted from expenses incurred to support the increase in revenues and costs associated with the introduction of BioGlue into the European community.

Research and development expenses were $1.2 million for the three months ended September 30, 1998, and 1997, representing 7% and 9%, respectively, of total cryopreservation and product revenues for each period. Research and development expenses increased 16% to $3.4 million for the nine months ended September 30, 1998, compared to $3.0 million for the corresponding period in 1997, representing 7% and 8%, respectively, of total cryopreservation and product revenues for each period. Research and development spending relates principally to the Company's focus on its bioadhesives and SynerGraft technologies.

Net interest income was $373,000 for the three months ended September 30, 1998 compared to net interest expense of $316,000 for the corresponding period in 1997. Net interest income was $264,000 for the nine months ended September 30, 1998 compared to net interest expense $736,000 for the corresponding period in 1997. This decrease in interest expense for the three and nine months ended September 30, 1998 is due to the repayment of certain indebtedness with the proceeds from the follow-on equity offering completed in April 1998, as well as the conversion of a portion of a convertible debenture into common stock of the Company, and the receipt of interest income on the invested proceeds from the Offering.

The decline in the effective income tax rate to 34% from 38% for the three months ended September 30, 1998 and 1997, respectively, and to 35% from 38% for the nine months ended September 30, 1998 and 1997, respectively, is due to the implementation of certain income tax planning strategies.

Seasonality

The demand for the Company's human heart valve and conduit cryopreservation services is seasonal, with peak demand generally occurring in the second and third quarters. Management believes that this demand trend for human heart valve and conduit cryopreservation services is primarily due to the high number of pediatric surgeries scheduled during the summer months. Management believes that the trends experienced by the Company to date for its human connective tissue for the knee cryopreservation services indicate that this business may also be seasonal because it is an elective procedure that may be performed less frequently during the fourth quarter holiday months. However, the demand for the Company's human vascular tissue cryopreservation services, bioprosthetic cardiovascular devices and single-use medical devices does not appear to experience this seasonal trend. Additionally, based on the current approved indications for BioGlue, management does not anticipate the demand for BioGlue to experience a seasonal trend.

Liquidity and Capital Resources

At September 30, 1998, net working capital was $67.4 million, compared to $18.8 million at December 31, 1997, with a current ratio of 8 to 1. The Company's primary capital requirements arise out of general working capital needs, capital expenditures for facilities and equipment, funding of research and development projects and a common stock repurchase plan approved by the board of directors in October of 1998. The Company historically has funded these requirements through bank credit facilities, cash generated by operations and equity offerings.

Net cash provided by operating activities was $832,000 for the nine months ended September 30, 1998, as compared to net cash used in operating activities of $2.9 million for the nine months ended September 30, 1997. This increase primarily resulted from: 1) an increase in net income, 2) an increase in payables due to construction projects, and 3) a decrease in the growth of deferred preservation cost due to more stringent inventory management policies, partially offset by 1) an increase in receivables related to the increase in revenues, 2) an increase in prepaids and other assets resulting from the note receivable from the sale of the IFM port line and other miscellaneous deposits, and 3) the establishment of a deferred tax asset in conjunction with the sale of the remaining IFM product line.

Net cash provided by investing activities was $11.8 million for the nine months ended September 30, 1998, as compared to net cash used in investing activities of $7.3 million for the nine months ended September 30, 1997. This increase was primarily attributable to the absence of a business acquisition during the first quarter of 1998 as compared to the first quarter of 1997, during which the Company acquired IFM, coupled with the net proceeds from the sale of the IFM product line as of September 30, 1998.

Net cash provided by financing activities was $33.6 million for the nine months ended September 30, 1998, as compared to $8.9 million for the nine months ended September 30, 1997. This increase was primarily attributable to proceeds of $45.4 million from the Offering, partially offset by the repayment of borrowings on the Company's bank loans, and accrued interest thereon, totaling $13.3 million.

In October 1998, the Company entered into an agreement with an investment banking firm to provide financial advisory services related to a potential private placement of equity or equity-oriented securities to form a subsidiary company for the commercial development of its serine proteinase light activation (FibRx(R)) technologies. This strategy will allow the Company to fund the FibRx technology in a subsidiary company and should expedite the commercial development of its blood clot dissolving and surgical sealant product applications without additional R&D expenditures by the Company. This strategy, if successful, will favorably impact the Company's liquidity going forward.

The Company anticipates that the net proceeds from the Offering, proceeds from the sale of the IFM product lines, and cash generated from operations will be sufficient to meet its operating and development needs for at least the next 12 months. However, the Company's future liquidity and capital requirements beyond that period will depend upon numerous factors, including the timing of the Company's receipt of FDA approvals to begin clinical trials for its products currently in development, the resources required to further develop its marketing and sales capabilities if, and when, those products gain approval, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. There can be no assurance that the Company will not require additional financing or will not seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital to meet future requirements. These additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000

The Company is aware of the issues that many companies will face as the year 2000 approaches. In order to become year 2000 compliant, the Company has set up a project team to address the issue and has taken the following steps:

Impact Assessment: The Company has identified potential year 2000 issues and the associated potential risks. The Company has assessed the impact of the year 2000 issue and believes that its business products and services will not be significantly impacted. Additionally, the Company has determined that, with the exception of the Company's clinical tracking database, all of the Company's financial and operational applications have been upgraded to or replaced with year 2000 compliant software.

Third Party Impact Assessments: The Company has begun to verify the readiness of its significant suppliers through the distribution of a questionnaire. This process is estimated to be complete by January 1, 1999. The Company does not anticipate that a lack of compliance of the vendors will significantly affect the Company's daily operations.

Project Plan: The Company began its compliance strategy in October 1997. With the exception of the clinical tracking database, all of the "off the shelf" software packages have been upgraded to compliant releases. Older internally developed software has been replaced with new systems that are year 2000 compliant. The remaining clinical tracking system will be internally rewritten, and implemented by first quarter 1999. The Company estimates that all modifications and testing for year 2000 issues will be completed at a cost of less than $50,000 including expenditures to date.

Contingency Plan: The principal risk the Company faces is a delay in the implementation of the new clinical tracking system. Although the clinical tracking system is not critical to the day-to-day operations of the Company, it is important for FDA compliance regarding follow-up procedures after transplant. A delay in the implementation of the new clinical tracking system would result in the Company having to rely on its paper support for required FDA data. Although the Company is uncertain what the costs associated with a delay would be or the related impact on operations, liquidity and financial condition, the Company does not expect the impact to be material. The Company expects to have a contingency plan completed by March 15, 1999.

The Company believes that it is diligently addressing the year 2000 issue and expects that through its actions, year 2000 problems are not reasonably likely to have a material adverse effect on its operations. However, there can be no assurance that such problems will not arise.

Recent Accounting Pronouncements

In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). The Company adopted Statement 130 January 1, 1998. Due to the immateriality of the Company's elements of comprehensive income, such adoption had no effect on the Company's consolidated financial statements.

Forward-Looking Statements

Statements made in this Form 10-Q for the quarter ended September 30, 1998 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements as a result of adverse changes in any of a number of factors that affect the Company's business, including without limitation, (1) the effects on the Company of year 2000 issues including unanticipated expenses in connection therewith, (2) the Company's ability to find an equity investor in the FibRx technology and the impact of such an investment on the Company's liquidity, (3) government regulation of the Company's business, (4) the Company's competitive position, (5) the availability of tissue for implant, (6) the status of the Company's products under development, (7) the protection of the Company's proprietary technology and (8) the reimbursement of health care costs by third-party payors. See the "Business-Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a more detailed discussion of these and other factors which might affect the Company's future performance.

Item 3.   Qualitative and Quantitative Discussion About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains 80% to 90% of its debt as fixed rate in nature. As a result, the Company is subject to a risk that interest rates will decrease and the Company may be unable to refinance its debt.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         None

Item 2.  Changes in Securities.
         None

Item 3.  Defaults Upon Senior Securities.
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

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

Exhibit
Number                              Description

2.1 Asset Purchase Agreement dated as of September 30, 1998 by and between Ideas For Medicine, Inc. ("IFM") and Horizon Medical Products, Inc. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of Horizon Medical Products, Inc. (File No. 000-24029) filed on October 14, 1998).

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


27.1     Financial Data Schedule:  Quarter Ended September 30, 1998

(b)      None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CRYOLIFE, INC.
                                  (Registrant)

November 16, 1998                  /s/ EDWIN B. CORDELL, JR..
------------------               ----------------------------------
DATE                                EDWIN B. CORDELL, JR.
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)