Form 10-K
period 1998-12-31
CRYOLIFE INC
filed 1999-03-31
CIK 784199

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

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

           Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
       Title of each class                    on which registered
       -------------------                  ----------------------
  Common Stock, $.01 par value              New York Stock Exchange
Preferred Share Purchase Rights             New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:

     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X Yes     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $119,519,000 at March 25, 1999 (10,743,292 shares). The number of common shares outstanding at March 25, 1999 was 12,415,991(exclusive of treasury shares).

                       Documents Incorporated By Reference
     Part III: Portions of Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be filed not later than April 30, 1999.

                                     PART I

Item 1. Business.

Overview

CryoLife is the leader in the cryopreservation of viable human tissues for cardiovascular, vascular and orthopaedic transplant applications, and develops and commercializes additional implantable products and single-use medical devices. The Company estimates that it provided approximately 70% of the cryopreserved human tissue implanted in the U.S. in 1998. The Company uses its expertise in biochemistry and cell biology, and its understanding of the needs of the cardiovascular, vascular and orthopaedic surgery medical specialties, to continue expansion of its core cryopreservation business and to develop or acquire complementary implantable products and technologies for these fields. The Company develops bioprosthetic cardiovascular devices including two novel design stentless porcine heart valves currently marketed in the European Community. The Company also develops proprietary implantable surgical bioadhesives, including BioGlue(R) surgical adhesive, which it began commercializing for vascular applications within the European Community in April 1998. In addition, the Company serves as an Original Equipment Manufacturer ("OEM") manufacturer, through its Ideas For Medicine, Inc. ("IFM") subsidiary, of single-use medical devices for use in vascular surgical procedures.

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

CryoLife has developed and markets outside of the U.S. bioprosthetic cardiovascular devices for implantation, currently consisting of fixed stentless porcine heart valves. Fixed porcine heart valves are often preferred by surgeons for procedures involving elderly patients because they eliminate the risk of patient non-compliance with long-term anti-coagulation drug therapy associated with mechanical valves, are less expensive than human heart valves or mechanical valves and their shorter longevity is more appropriately matched with these patients' life expectancies. Fixed porcine heart valves address a worldwide target market estimated to have been $175 million in 1997. Unlike most other available porcine heart valves, the Company's stentless porcine heart valves do not contain synthetic materials which increase the risk of endocarditis, a debilitating and potentially fatal bacterial infection. The Company's CryoLife-O'Brien(R) aortic heart valve, currently marketed in the European Community and certain other territories outside the U.S., is a stentless porcine heart valve which contains a matched composite leaflet design that approximates human heart valve blood flow characteristics and requires only a single suture line which simplifies surgical implantation. The Company's CryoLife-Ross pulmonary heart valve, another of the Company's fixed stentless porcine valves, is also marketed in the European Community and certain territories outside the U.S. The Company plans to apply its proprietary SynerGraft(R) technology to some of its stentless porcine heart valves. SynerGraft involves the depopulation of living cells from the structure of non-viable animal heart tissue and the repopulation of such tissue with human cells. This process is designed to reduce calcification of porcine heart valves, thereby increasing longevity, and more generally to improve the biocompatibility and functionality of such tissue. The Company believes that its porcine heart valves, when treated with SynerGraft technology, will expand its opportunity to address the broader international and U.S. heart valve markets, estimated to have been $348 million and $395 million, respectively, in 1997.

CryoLife is developing implantable biomaterials for use as surgical adhesives and sealants. The Company's patent protected BioGlue surgical adhesive, designed for cardiovascular,peripheral vascular and pulmonary applications, is a polymer based on a derivative of a blood protein and a cross linking agent. The

Company's patent protected FibRx(R) surgical sealant, designed for tissue hemostasis and suture line sealing, is a light activated, biodegradable surgical sealant under development which is based on a derivative of the human blood factors fibrinogen and thrombin. Both of these products may offer advantages over sutures and staples, including more effective sealing and easier application. The Company estimates that the annual worldwide market for surgical sutures and staples in 1998 was in excess of $2 billion. The Company received CE Mark Certification in 1998 for use of its BioGlue surgical adhesive in vascular applications and began marketing this product in April 1998 in the European Community. In 1998, the Company engaged a firm to provide financial advisory services in connection with a potential private placement of up to $30 million in equity or equity-oriented securities to form a minority-owned subsidary company, AuraZyme Pharmaceuticals, LLC (AuraZyme), for the commercial development of its photo-activated reversible inhibitor technology (FibRx), including the FibRx adhesive. Such strategy is designed to allow the Company to continue development of this technology without incurring additional research and development expenditures, other than through Aurazyme, and allow the Company to focus its resources on the commercial development of its surgical adhesive and other products under development.

Prior to October 1, 1998 CryoLife manufactured and distributed, through its IFM subsidiary, single-use medical devices, including endarterectomy surgical instruments, intravascular shunts, infusion ports, accessories utilized in laparoscopic procedures and a wide range of single and dual lumen balloon catheters. On September 30, 1998, the Company sold substantially all of its IFM product line to Horizon Medical Products, Inc. ("Horizon") pursuant to an asset purchase agreement. As part of this agreement, the Company committed to continue manufacturing the IFM product line as an OEM manufacturer of such products for Horizon for four years. The Company is benefiting from, and intends to utilize, its design and manufacturing expertise to develop single-use medical devices for use in conjunction with its cryopreserved human tissue and biomaterial products. An example of such a device under development includes a family of balloon catheters designed to assist in applying BioGlue surgical adhesive.

In the U.S., the Company markets its cryopreservation services for human heart valves and conduits and human vascular tissue through its direct technical service representatives and relies on independent orthopaedic sales representatives to market its cryopreservation services for human connective tissue for the knee. Internationally, cryopreserved human tissues, bioprosthetic cardiovascular devices and BioGlue surgical adhesive are distributed through independent representatives located in several countries in Europe, South America and Asia. The Company plans to market and distribute its BioGlue surgical adhesive, if approved for sale in the U.S., through its direct technical service representatives.


Growth Strategy

The Company's primary objective is to continue its consistent growth in revenues and profitability. The Company's strategy to generate continued growth is based on increasing the use of cryopreserved tissues as an alternative to mechanical and synthetic implantable products, developing new markets for existing products and technologies and developing new products and technologies for new and existing markets. The Company also selectively considers strategic acquisitions of complementary technologies and businesses to supplement its internal growth. The key elements of the Company's business and growth strategy are to:

- Continue Leadership in Cryopreservation of Human Heart Valves and Conduits. The Company intends to increase the market penetration of its cryopreserved human heart valves and conduits by (i) expanding awareness of clinical advantages of cryopreserved human tissues through continuing educational efforts directed to physicians, prospective heart valve and conduit recipients and tissue procurement agencies,
         (ii) expanding its relationships with the more than 250 tissue banks and procurement agencies across the U.S. which direct tissue to the Company for cryopreservation and (iii) expanding its physician training activities.

 - Expand Distribution of Cryopreserved Human Vascular Tissue and Connective Tissue for the Knee. Using the same strategy it has successfully employed to expand its distribution of cryopreserved human heart valves and conduits, the Company intends to increase its cryopreservation revenues from human vascular tissue and connective tissue for the knee through continuing educational efforts directed to vascular and orthopaedic surgeons about the clinical advantages of cryopreserved vascular and orthopaedic tissue, expanding its relationships with tissue banks and procurement agencies and expanding its programs for training physicians in the use of tissue cryopreserved by the Company.

-         Broaden  Application of Cryopreservation  Services. The Company
          will continue to collect, monitor and evaluate implant data to (i) develop expanded uses for the human tissues currently cryopreserved by the Company and (ii) identify new human tissues as candidates for cryopreservation. In 1997, the Company began providing cryopreserved human vascular tissue to be used as dialysis access replacement grafts for patients undergoing long-term dialysis, and separately, as venous valve replacements for patients suffering from diseases of the venous system. The Company has recently begun providing cryopreserved posterior tibialis and anterior tibialis tendons for use in knee repairs, and preserved human osteochondral grafts to repair articular defects. The Company is also investigating the use of cryopreserved human endothelial cells, peripheral nerves and spinal disks in various surgical applications.

- Develop and Commercialize Bioprosthetic Cardiovascular Devices. The Company intends to leverage its expertise with stentless human heart valves to expand commercialization of its stentless porcine heart valves and to use its stentless porcine heart valves as a platform for the development and commercialization of the Company's SynerGraft technology. The Company has expanded its production capacity for its bioprosthetic cardiovascular devices to address the increased demand it is currently experiencing. Separately, the Company's patent protected SynerGraft technology is being developed to expand the target market for the stentless porcine heart valves by minimizing calcification often associated with porcine tissues and thereby increasing their longevity.

- Develop and Commercialize Biomaterials for Surgical Adhesive and Sealant Applications. In the second quarter of 1998, the Company began commercializing its patent protected BioGlue surgical adhesive in the European Community through its existing independent representatives and in April 1998 received approval under an Investigational Device Exemption (IDE) to conduct clinical trials for BioGlue surgical adhesive in the U.S. The Company has formed a minority-owned subsidiary to raise equity or equity-related capital in order to continue development of its patent protected FibRx surgical sealant. In addition to the adhesive and sealant applications of these biomaterials, the Company intends to pursue, either directly or through strategic alliances, certain drug delivery applications of BioGlue surgical adhesive and FibRx surgical sealant, such as administering antibiotics, attaching chemotherapy drugs to tumors, delivering growth agents or delivering bone chips for orthopaedic bone repair.

- Leverage Existing Capability across Product Lines The Company intends to apply its expertise with stentless human heart valves to expand commercialization of its stentless porcine heart valves and to use its stentless porcine heart valves as a platform for the development and commercialization of the Company's SynerGraft technology. New complementary products under development include modified single and double lumen balloon catheters for use in delivering the Company's implantable bioadhesives.

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

Human Heart Valves and Conduits. The Company's revenues have been primarily derived from the cryopreservation of human heart valves and conduits for use in reconstructive heart valve replacement surgery. CryoLife shipped approximately 35,000 cryopreserved human heart valves and conduits from 1984 through 1998. Based on CryoLife's records of documented implants, management believes that the Company's success in the allograft heart valve market is due in part to physicians' recognition of the longevity and natural functionality of the Company's cryopreserved human tissues as compared to mechanical and porcine heart valve alternatives in certain applications. The Company currently applies its cryopreservation services to human aortic, pulmonary and, more recently, mitral heart valves for implantation by cardiac surgeons. In addition, the Company provides cryopreserved conduit tissue, which is the only source of tissue available to surgeons who wish to perform certain specialized cardiac repair procedures. Each of these human heart valves and conduits maintains a viable tissue structure which more closely resembles and performs like the patient's own tissue than non-human tissue alternatives.


The Company estimates that the total heart valve and conduit replacement market in the U.S. in 1997 was approximately $395 million. Management believes that approximately 95,000 heart valve and conduit surgeries were conducted in the U.
S. in 1997. Of the total number of heart valve and conduit surgeries, approximately 64,000, or 67%, involved mechanical heart valves, and approximately 31,500, or 33%, involved tissue heart valves or conduits, including porcine and cryopreserved human tissues. Of these tissue heart valve or conduit replacements, management believes that approximately 6,500, or 21%, involved cryopreserved human heart valve or conduit replacements. Over 5,500 human heart valves and conduits cryopreserved by the Company were shipped for implantation in 1998.

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

The following table sets forth the characteristics of alternative heart valve implants that management believes make cryopreserved human heart valves the preferred replacement for most patients:

                                                    Porcine
                                         -------------------------------
                           Cryopreserved                                                           Bovine
                              Human                                           Mechanical         Pericardium
                           -------------                                      ----------         ------------
                                             Stented         Stentless(1)
                                             -------         ------------
Materials:              human tissue      Glutaraldehyde-                     pyrolitic carbon   Glutaraldehyde-
                                          Fixed pig tissue                    bi-leaflet and     fixed cow tissue
                                          Synthetic         glutaraldehyde-   synthetic          and synthetic
                                          sewing ring       fixed pig tissue  sewing ring        sewing ring
                                          ----------------  ----------------  -----------------  ----------------
Blood Flow Dynamics:         normal        moderate          nearly normal     high elevation     high
                                           elevation                                              elevation
(Required Pressure) (2)      (0-5)         (10-20)           (5-15)            (10-25)            (10-30)
Mode of Failure:             gradual       gradual           expected to be    catastrophic       gradual
                                                             gradual

Longevity:                   20 years      7-10 years        expected to       20 years           10-15 years
                                                             exceed
                                                             stented porcine
                                                             valves

Increased Risk of
  Thromboembolic Events
  (strokes or other                                          expected to be
  clotting):                 no            occasional        rare             yes                occasional

Anti-Coagulation Drug
Therapy Required:            none          short-term        short-term        chronic            short-term

Responsiveness to
Antibiotic
  Treatment of
  Endocarditis:              high          low               low               low                low

Average Valve Cost in U.S.:  $7,000        $4,228            $5,500            $4,100(3)          $4,500


(1) Limited long-term clinical data is available since stentless porcine heart valves only recently became commercially available.

(2)  Pressure  measured in mm/Hg.

(3) Mechanical valves also require chronic anti-coagulation drug therapy at a cost of approximately $450 per year.

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

Human Vascular Tissues. The Company cryopreserves human saphenous and superficial femoral veins for use in vascular surgeries that require small diameter conduits (3mm to 6mm), such as coronary bypass surgery and peripheral vascular reconstructions. Failure to bypass or revascularize an obstruction in such cases may result in death or the loss of a limb. The Company believes it offers the only available small diameter conduit product for below-the-knee vascular reconstruction and shipped approximately 12,900 human vascular tissues from 1986 through 1998.

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

In 1986, the Company began a program to cryopreserve saphenous veins for use in coronary artery bypass surgeries. Although the Company's cryopreserved human tissue was used in only a small percentage of the nearly 310,000 coronary artery bypass procedures performed in 1997, the Company believes it is the only commercially available alternative to the patient's own tissue. The Company estimates that, in 1998, approximately 20,000 coronary artery bypass surgeries using the patient's own vascular tissue were performed in which human vascular tissues cryopreserved by the Company could have been used.

In 1989, the Company began a program to cryopreserve long segment saphenous veins for use in peripheral vascular reconstruction. In cases of peripheral arteriosclerosis, a cryopreserved saphenous vein can be implanted as a bypass graft for the diseased artery in order to improve blood flow and maintain a functional limb. Analysis of clinical data has shown that 80% of patients receiving CryoLife's preserved vascular tissues in this type of surgical procedure still have the use of the affected leg three years after surgery. The alternative for many of these patients was amputation. The Company estimates that, in 1998, approximately 20,000 peripheral vascular reconstruction surgeries were performed in which its cryopreserved human vascular tissues could have been used.

In 1996, the Company began a program for the cryopreservation of human superficial femoral veins for use in dialysis access graft replacement as an alternative for synthetic grafts which have a higher risk of infection than human tissue. The Company estimates that, in 1998, approximately 30,000 dialysis access graft replacements were performed in which its cryopreserved human vascular tissues could have been used.

In 1997, the Company began a program for the cryopreservation of human superficial femoral veins for venous valve transplant. The cryopreservation of these human tissues is designed for patients suffering from chronic venous insufficiency, a condition in which the blood flow returning to the heart from the legs is compromised due to absent, improperly functioning or destroyed venous valves. Prior to the introduction of CryoLife's cryopreserved venous valves, treatment for patients suffering from this ailment generally was limited to drug therapy or compression stockings. The Company estimates that, in 1998, approximately 25,000 patients with chronic venous insufficiency could have benefitted from venous valve transplant procedures using its cryopreserved human vascular tissues.

Human Connective Tissue for the Knee. The Company provides cryopreserved surgical replacements for the meniscus and the anterior and posterior cruciate ligaments, which are connective tissues critical to the proper operation of the human knee. CryoLife has shipped approximately 7,600 human connective tissues for the knee through 1998.

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

Tendons cryopreserved by the Company are used for the reconstruction of anterior cruciate ligaments in cases where the patient's ligaments are irreparably damaged. Surgeons have traditionally removed a portion of the patient's patellar tendon from the patient's undamaged knee for use in repairing a damaged anterior cruciate ligament. Tendons cryopreserved by the Company provide an alternative to this procedure. Because surgeries using cryopreserved tissue do not involve the removal of any of the patient's own patellar tendon, the patient recovery period is typically shorter. The Company estimates that in 1998 approximately 165,000 cruciate ligament reconstruction surgeries were performed.

Based on its experience with human heart valves and conduits, management believes that as the body of clinical data builds regarding the use of cryopreserved human connective tissues for the knee, the use of such tissues will increase, although there can be no assurance that this will be the case.

Other Allograft Tissues Under Development. The Company has other projects for the use of cryopreserved human endothelial cells, peripheral nerves and spinal discs, in various surgical applications.

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

The Company's SynerGraft technology involves the removal of living cells from the structure of non-viable animal tissue and the repopulation of such tissue with human cells. This process is designed to reduce calcification of porcine heart valves, thereby increasing their longevity, and more generally to improve the biocompatibility and functionality of such tissue. The Company believes that its porcine heart valves, when treated with SynerGraft technology, will expand its opportunity to address the broader international and U.S. heart valve markets, estimated to have been $348 million and $395 million, respectively, in 1997.

The  following  table  sets  forth  the  bioprosthetic   cardiovascular  devices
currently marketed by the Company, along with the product features and market status for each.

Fixed Steneless Porcine Valves                Features                 Regulatory/Market Status
                                              --------                 ------------------------
CryoLife-O'Brien                      aortic  valve of  matched        currently marketed in Europe  with
                                      composite leaflet design;        regulatory approval under CE Mark
                                      single suture line

CryoLife-Ross                         pulmonary valve with             currently marketed in Europe with
                                      attached conduit                 regulatory approval under CE Mark


The CryoLife-O'Brien aortic valve is a stentless porcine valve with design features which management believes provide significant advantages over other stentless porcine heart valves. CryoLife began exclusive worldwide distribution of this valve in 1992 and acquired all rights to the underlying technology in 1995. The Company's CryoLife-O'Brien aortic heart valve, currently marketed in the European Community and certain other territories outside the U.S., contains a matched composite leaflet design that approximates human heart valve blood flow characteristics and requires only a single suture line thereby simplifying surgical implantation. Other stentless porcine valves require a more complicated implant procedure.

The CryoLife-Ross(TM)pulmonary valve, the patent for which the Company acquired in October 1996, is an advanced design stentless porcine heart valve within an attached conduit of porcine tissue, which mimics the structure of a human heart valve. The Company began manufacturing and distributing the Cryolife-Ross pulmonary heart valve, another of the Company's fixed stentless porcine valves, in the European Community in September 1998.

The Company plans to apply its proprietary SynerGraft technology to stentless porcine heart valves. The first of the SynerGraft technology applications involves developing depopulated stentless porcine heart valves with antigen reduction properties. This technology removes viable cells from animal tissues, thereby reducing the transplant recipient's immune response to the remaining depopulated tissues. The auto-immune response typically deposits calcium which attaches to and hardens implanted porcine heart valve tissue, a process known as calcification, which reduces the useful life of the implant. By removing viable animal cells from the tissue while maintaining the underlying structural strength of the porcine heart valve, this SynerGraft application is designed to provide a platform for a patient's own cells to naturally populate the implant.

The second of the SynerGraft technology applications involves developing stentless porcine heart valves repopulated with viable human cells prior to implantation. This technology uses porcine tissues that have been depopulated of viable animal cells.


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

In order to address the inherent limitations of sutures and staples, the Company has developed and begun commercializing its BioGlue surgical adhesive and is developing its FibRx surgical sealant. The BioGlue surgical adhesive is a polymeric surgical bioadhesive based on a derivative of a blood protein and a cross-linking agent. BioGlue surgical adhesive is nonbiodegradable and has a tensile strength that is four to five times that of FibRx surgical sealant.
Target clinical applications for BioGlue surgical adhesive include cardiovascular, peripheral vascular, and pulmonary repair. A derivative of the BioGlue technology is BioLastic(TM), an implantable biomaterial under development which is capable of exchanging oxygen and carbon dioxide. BioLastic is being developed for use in reinforcing or patching vascular tissue, repairing air leaks in lungs, and replacing or sealing holes in dura mater. FibRx surgical sealant is a light activated surgical sealant based on a derivative of the human blood factors fibrinogen and thrombin. The Company believes that FibRx is the only surgical sealant under development offering ease of use to the surgeon through either single-syringe or spray applicators. The Company is currently seeking funding for FibRx and other photo-activated reversible inhibitors through AuraZyme.

The following table summarizes certain important features, targeted applications and regulatory and market status of BioGlue surgical adhesive and FibRx surgical sealant:

                                                                          FibRx Surgical
                                BioGlue Surgical Adhesive                    Sealant
                                -------------------------                 --------------
      Composition:           animal albumin and glutaraldehyde    thrombin, fibrinogen and a thrombin
                                                                  inhibitor

      Method of Application: double syringe; mixing device        light activated single syringe; or
                             provided                             light activated spray applicator

      Targeted Clinical      vascular repair; anastomotic         hemostasis in cardiovascular
        Applications:        sealing; aortic                      proceduresmodified tPA, drug delivery
                             dissection repair; carotid
                             endarterectomy
                             patching; tissue bonding; pulmonary
                             repair

      Performance            high tensile strength;               strength of normal human blood clot;
        Characteristics:     non-biodegradable                    biodegradable; flexible, easily
                                                                  manipulated

      Regulatory/Market      Approved for cardiovascular,         regulatory pathway to be determined
        Status               vascular and pulmonary repair        pending AuraZymefunding
           Europe:           applications


           United States:    clinical trials began in second      regulatory pathway to be determined
                             quarter of 1998                      pending AuraZyme funding


The Company estimates that the worldwide market for surgical sutures and staples in 1998 was in excess of $2 billion. The Company began shipping BioGlue surgical adhesive for distribution in the European Community in the second quarter of 1998 for use in vascular applications. The regulatory pathway for FibRx surgical sealant will be determined upon the funding of Aurazyme.

Single-Use Medical Devices

The Company serves as an OEM manufacturer, through its IFM subsidiary, of single-use medical devices including endarterectomy surgical instruments, intravascular shunts, infusion ports, accessories utilized in laparoscopic procedures and a wide range of single and dual lumen balloon catheters. The Company is benefiting from, and intends to utilize, its design and manufacturing expertise in developing single-use medical devices for use in conjunction with its human tissue and biomaterial products. An example of such a single-use medical device under development includes a family of balloon catheters designed to assist in applying the BioGlue surgical adhesive.

The Company plans to expand sales of the single-use medical devices which it has retained by leveraging its established cryopreservation services marketing and sales staff to market existing products and by introducing new products. New complementary products under development include modified single and double lumen balloon catheters to be used to deliver the Company's implantable bioadhesives. The Company is working to develop single-use medical devices for use with its BioGlue surgical adhesive. The Company believes that the introduction of BioGlue surgical adhesive in the European Community for vascular repair will create additional marketing opportunities for its single-use medical devices.


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

Human heart valves and conduits, vascular tissue and connective tissue for the knee are cryopreserved in a proprietary freezing process conducted according to strict Company protocols. After the cryopreservation process, the specimens are transferred to liquid nitrogen freezers for long-term storage at temperatures below -135(Degree)C. The entire cryopreservation process is rigidly controlled by guidelines established by the Company.

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

Marketing, Educational and Technical Support. The Company maintains active relationships with approximately 2,000 cardiovascular, vascular and orthopaedic surgeons who have active practices implanting cryopreserved human tissues and markets to a broader group of physicians within these medical specialties.
Because the Company markets its cryopreservation services directly to physicians, an important aspect of increasing the distribution of the Company's cryopreservation services is educating physicians on the use of cryopreserved human tissue and on proper implantation techniques. Trained field support personnel provide back-up and support to implanting institutions and surgeons. The Company currently has over 100 independent technical service representatives and sub-representatives (who deal primarily with orthopaedic surgeons and who are paid on a commission basis) as well as 40 persons employed as technical service representatives (who deal primarily with cardiovascular and vascular surgeons and receive a base salary with a performance bonus) all of whom provide field support.

The Company sponsors physician training seminars where physicians teach other physicians the proper technique for handling and implanting cryopreserved human tissue Physicians pay their own expenses to attend these seminars in addition to paying the Company a fee for attendance. The Company also produces educational videotapes for physicians. The Company coordinates live surgery demonstrations at various medical schools. The Company also coordinates laboratory sessions that utilize animal tissue to demonstrate the respective surgical techniques. Members of the Company's Medical Advisory Board often lead the surgery demonstrations and laboratory sessions. Management believes that these activities improve the medical community's acceptance of the cryopreserved human tissue processed by the Company.

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

Bioprosthetic Cardiovascular Devices

The Company markets the CryoLife-O'Brien and CryoLife-Ross stentless porcine heart valves in the European Community and Australia. The Company's European sales, distribution and marketing force consists of 15 independent representatives, representing each of the Benelux countries, France, Germany, Greece, Denmark, Norway, Finland, Sweden, Italy, Turkey and the United Kingdom. Marketing efforts are directed almost exclusively toward cardiovascular and vascular surgeons, and the Company conducts educational seminars and conferences to train these surgeons and educate them with respect to the uses and benefits of its porcine stentless heart valves.


BioGlue Surgical Adhesive

The Company markets and distributes its BioGlue surgical adhesive internationally, excluding Japan, through its existing independent representatives, and if approved for sale in the U.S., will market it through its direct technical service representatives. During 1998, the Company signed a five-year exclusive agreement with Century Medical, Inc. for the introduction and distribution of BioGlue in Japan. Under the terms of the agreement, Century Medical will be responsible for the applications and clearances through the Japanese Ministry of Health and Welfare. Marketing efforts are directed almost exclusively toward cardiovascular, vascular and thoracic surgeons, and the Company conducts training sessions for European doctors with respect to the application and administration of BioGlue surgical adhesive.


Single-Use Medical Devices

The Company serves as an OEM manufacturer for single-use medical devices for Horizon Medical Products, Inc. The Company plans to expand sales of its single-use medical devices by continuing new product development and leveraging its established cryopreservation services and product marketing and sales staff to market the products


Research and Development

The Company uses its expertise in biochemistry and cell biology, and its understanding of the needs of the cardiovascular, vascular and orthopaedic surgery medical specialties, to continue to expand its core cryopreservation business in the U.S. and to develop or acquire implantable products and technologies for these fields. The Company seeks to identify market areas that can benefit from preserved living tissues and other related technologies, to develop innovative techniques and products within these areas, to secure their commercial protection, to establish their efficacy and then to market these techniques and products. The Company employs approximately 26 people in its research and development department. There are 10 PhDs with specialties as diverse as immunology, molecular biology, protein chemistry, organic chemistry and vascular biology.

In order to expand the Company's service and product offerings, the Company is currently in the process of developing or investigating several technologies and products, including FibRx surgical sealant, SynerGraft and additional applications of BioGlue surgical adhesive. The Company is currently investigating certain drug delivery applications for BioGlue surgical adhesive and FibRx surgical sealant, such as administering antibiotics, attaching chemotherapy drugs to tumors, delivering growth agents or delivering bone chips for orthopaedic bone repair. To the extent the Company identifies additional applications for these products, the Company may attempt to license these products to corporate partners for further development of such applications or seek funding from outside sources to continue the commercial develoment of such technologies. The Company's research and development strategy is to allocate available resources among the Company's four core market areas of cryopreservation services, bioprosthetic cardiovascular devices, implantable biomaterials and single-use medical devices, based on the size of the potential market for any specific product candidate and the estimated development time and cost required to bring the product to market.

Research on these and other projects is conducted in the Company's research and development laboratory or at universities or clinics where the Company sponsors research projects. In 1996, 1997 and 1998, the Company spent approximately $2.8 million, $3.9 million and $4.7 million, respectively, on research and development activities on new and existing products. These amounts represented approximately 8% of the Company's revenues for those respective years. The
Company's research and development program is overseen by its medical and scientific advisory boards. The Company's pre-clinical studies are conducted at universities and other locations outside the Company's facilities by third parties under contract with the Company. In addition to these efforts, the Company may, as situations develop, pursue other research and development activities.


Manufacturing and Operations

The Company's facilities (other than its single-use medical device manufacturing plant) are located in suburban Atlanta, Georgia, and consist of three separate locations totaling approximately 130,000 square feet of leased office, laboratory and warehouse space. Approximately 17,500 square feet are dedicated to laboratory work areas. The primary facility, which does not include the FibRx laboratory and the bioprosthetic manufacturing operation, has four main laboratory facilities: human tissue processing BioGlue manufacturing, research and development and microbiology. Each of these areas consists of a general technician work area and adjoining "clean rooms" for work with human tissue or Bioglue manufacturing, and for aseptic processing. The clean rooms are supplied with highly filtered air which provides a near-sterile environment.


Human Tissue Processing

The human tissue processing laboratory is responsible for the processing and cryopreservation of human tissue for transplant. This includes all processing of heart valves and conduits, vascular tissue and connective tissue for the knee supplied by CryoLife. This laboratory contains approximately 7,700 square feet with a suite of seven clean rooms. Currently there are 43 technicians employed in this area, and the laboratory is staffed for two shifts, 365 days per year. In 1998, the laboratory processed approximately 21,000 human tissues for distribution and transplant. The current staffing level is estimated to be at about half of total capacity. Increasing this capacity could be accomplished by increasing employees and expanding to three shifts.


Bioprosthetic Cardiovascular Devices

The bioprosthesis laboratory is responsible for the manufacturing of the CryoLife-O'Brien and CryoLife-Ross stentless porcine heart valves. This laboratory is located in Marietta, Georgia and contains approximately 13,000 square feet, with about 3,500 square feet of laboratory space and a suite of four clean rooms for tissue processing. Currently, this laboratory employs 21 technicians and is scheduled to manufacture approximately 2,000 CryoLife-O'Brien and CryoLife-Ross valves in 1999. The recently renovated facility's capacity is over 6,000 valves.


Implantable Biomedical Devices

The Company produces limited quantities of FibRx surgical sealant in the biomedical products laboratory, which is located in Marietta, Georgia and employs 4 technicians. This laboratory contains approximately 11,000 square feet, including 4,000 square feet of laboratory space and a suite of eight clean rooms. BioGlue surgical adhesive is presently manufactured at the Company's headquarters facility, which has an annual capacity of approximately 300,000 units. This laboratory contains approximately 12,900 square feet, including a suite of 2 cleanrooms.

Single-Use Medical Devices

The manufacturing of single-use medical devices is conducted at the Company's IFM subsidiary located in St. Petersburg, Florida. IFM was purchased by CryoLife in 1997 and has recently moved to a renovated 30,000 square foot facility. The Company has approximately 130 employees at this facility. In the new facility, a single shift can produce approximately 300,000 units annually with full capacity expected to be nearly 800,000 units annually.


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


Patents, Licenses and Other Proprietary Rights

The Company relies on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect its proprietary products, processing technology, rights and know-how. The Company believes that its patents, trade secrets, trademarks and technology licensing rights provide it with important competitive advantages. The Company owns or has licensed rights to 19 U.S. patents and nine foreign patents, including patents relating to its technology for human heart valve and conduit, vascular tissue and connective tissue for the knee preservation; tissue revitalization prior to freezing; tissue transport; fibrin adhesive; organ storage solution; and packaging. Certain of the above patents relate to the Company's BioGlue surgical adhesive and FibRx surgical sealant. The Company has eight pending U.S. patent applications and in excess of 14 pending foreign applications that relate to areas including heart valve and tissue processing technology and delivery of bioadhesives for anastomosis and other uses. In connection with the sale of the IFM product line to Horizon, the Company sold all patents related to such product line. There can be no assurance that any patents pending will result in issued patents. The Company also has exclusive licensing rights for technology relating to light-sensitive enzyme inhibitors. The remaining duration of the Company's issued patents ranges from 3 to 17 years. The Company has licensed from third parties certain technologies used in the development of its FibRx surgical sealant and SynerGraft technology. These licenses call for the payment of both development milestones and royalties based on product sales, when and if such products are approved for marketing. The loss of these licenses could adversely affect the Company's ability to successfully develop its FibRx surgical sealant and SynerGraft technologies.

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

Human Connective Tissue for the Knee. The Company's competition in the area of connective tissue for the knee varies according to the tissue involved. When transplant is indicated, the principal competition for human tissues cryopreserved by the Company are freeze-dried and fresh frozen human connective tissues. These alternative allografts are distributed by distributors of Osteotech, Inc. and various tissue banks, among others. Ligaments and tendons cryopreserved by the Company constitute the principal treatment options for injuries which require anterior cruciate ligament repair. To management's knowledge, there are presently no processed or synthetic alternatives to menisci cryopreserved by the Company or preserved osteochondral grafts..


Implantable Biomedical Devices

The Company competes with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies. In the surgical adhesive and surgical sealant area, the Company will compete with existing methodologies, including traditional wound closure products such as sutures and staples, marketed by companies such as Johnson & Johnson, United States Surgical
Corporation, Sherwood, Davis & Geck and others. Other products currently being marketed include fibrin glue sold by Immuno AG, a subsidiary of Baxter Healthcare Company, Chemo-Sero Therapeutic Research Institute, Hoechst AG and others, and management believes other products are under development by Baxter Healthcare Corporation, Bristol-Myers Squibb Company, V.I. Technologies, Inc. and others. Other competitors in the surgical sealant market include Closure Medical Corporation, B. Braun GmbH and Focal, Inc. Competitive products may also be under development by other large medical device, pharmaceutical and biopharmaceutical companies. Many of the Company's current and potential competitors have substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, and personnel resources than the Company.

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

Single-Use Medical Devices. The products manufactured by the Company through IFM are regulated as Class I and Class II medical devices by the FDA. These products require clearance under a 510(k) procedure. All products currently marketed by IFM have received a 510(k) clearance from the FDA. In addition, the IFM facilities are subject to periodic review by the FDA, as are the Company's records on returned products and reported problems.

BioGlue Surgical Adhesive. BioGlue surgical adhesive is regulated as a Class III medical device by the FDA. The Company is currently conducting clinical trials for BioGlue surgical adhesive. There can be no assurance that BioGlue will receive FDA approval.

The Company intends to submit an application for a Humanitarian Device Exemption
(HDE) in May 1999 for BioGlue surgical adhesive for use in repair of aortic dissections. If successful, the Company would be able to commercially distribute BioGlue in the US for this indication and would likely discontinue clinical trials of BioGlue under its current IDE. Additionally, the Company intends to submit a 510(k) Premarket Notification during the second quarter of 1999 for BioLastic Patch (BioLastic) for sealing air leaks in lungs. If successful, the Company would be able to commercially distribute BioLastic for this indication in the US. However, there can be no assurance that the Company will be successful in gaining approval for either the HDE or clearance for the 510(k).

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

NOTA Regulation. The Company's activities in processing and transporting human hearts and certain other organs are also subject to federal regulation under the National Organ Transplant Act ("NOTA"), which makes it unlawful for any person to knowingly acquire, receive or otherwise transfer any human organ for valuable consideration for use in human transplantation if the transfer affects interstate commerce. NOTA excludes from the definition of "valuable consideration" reasonable payments associated with the removal, transportation, implantation, processing, preservation, quality control and storage of a human organ. The purpose of this statutory provision is to allow for compensation for legitimate services. The Company believes that to the extent its activities are subject to NOTA, it meets this statutory provision relating to the reasonableness of its charges. There can be no assurance, however, that restrictive interpretations of NOTA will not be adopted in the future that would call into question one or more aspects of the Company's methods of charging for its preservation services.


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

These Notified Bodies are approved and subject to review by the Competent Authorities of their respective countries. A number of countries outside of the European Community accept the CE Mark in lieu of clinical data submission as an addendum to that country's application process. The Company has been issued CE Marks for its CyroLife-O'Brien and CryoLife-Ross porcine heart valves, BioGlue surgical adhesive and IFM single-use medical devices that it has retained by LRQA. The Company's porcine heart valves may be exported to specified developed nations, including countries in the European Community, Australia, Canada, Israel, Japan, New Zealand, South Africa and Switzerland if they comply with the laws of that country and have valid marketing authorization by the appropriate authority in that country. Beginning in July 1998, CE Mark Certification is required to market porcine heart valves and other bioprosthetics in the European Community.


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

Employees

The Company presently has approximately 400 employees. These employees include 13 persons with PhD degrees. None of the Company's employees is represented by a labor organization or covered by a collective bargaining agreement, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with its employees are good.


                                  RISK FACTORS

Dependence on Cryopreservation of Human Tissue

A significant portion of the Company's current revenues is derived from the cryopreservation of human tissue, particularly heart valves and conduits. The success of this business depends upon, among other factors, the availability of sufficient quantities of tissue from human donors. Any material reduction in the supply of donated human heart tissue could restrict the Company's growth. The Company relies primarily upon the efforts of third party procurement agencies (all of which are not-for-profit) and others to educate the public and foster a willingness to donate tissue. Based on the Company's experience with human heart valves, management believes that once the use by physicians of a particular transplantable tissue gains acceptance, demand for that tissue will exceed the amount of tissue available from human donors. [While availability is not currently a limiting factor for most vascular tissue and connective tissue for the knee, growth in these areas could ultimately be limited by tissue availability, in addition to other factors.] Failure of the Company to maintain its supply of tissue for cryopreservation could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, a reduction in the demand for the Company's cryopreserved human tissue could also have a material adverse effect on the Company's business, financial condition and results of operations. Such reduction could occur if competitors' products were perceived as either functionally superior or more cost effective, if the number of procedures in which cryopreserved tissues are used declines or if hospitals acquire sufficient inventories of cryopreserved tissue to allow a reduction in new orders. See "--Intense Competition" and "--Uncertainties Regarding Future Health Care Reimbursement."

Intense Competition

The Company faces competition from other companies that cryopreserve human tissue, as well as companies that market mechanical valves and synthetic and animal tissue for implantation. Management believes that at least three tissue banks offer cryopreservation services for human heart valves and many companies offer processed porcine heart valves and mechanical heart valves. A few companies dominate portions of the mechanical and porcine heart valve markets, including St. Jude Medical, Inc., Medtronic, Inc. and Baxter International Inc. The Company is aware that several companies have surgical adhesive products under development. Competitive products may also be under development by other large medical device, pharmaceutical and biopharmaceutical companies. Many of the Company's competitors have greater financial, technical, manufacturing and marketing resources than the Company and are well established in their markets. There can be no assurance that the Company's products and services will be able to compete successfully with the products of these or other companies. Any products developed by the Company that gain regulatory clearance or approval will have to compete for market acceptance and market share. Failure of the Company to compete effectively could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Competition."


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


Uncertainties Regarding Products in Development

The Company's growth and profitability will depend, in part, upon its ability to complete development of and successfully introduce new products. The Company may be required to undertake time consuming and costly development activities and seek regulatory clearance or approval for new products. See "--Extensive Government Regulation." Although the Company has conducted pre-clinical studies on many of its products under development which indicate that such products may be effective in a particular application, there can be no assurance that the results obtained from expanded clinical studies will be consistent with earlier trial results or be sufficient for the Company to obtain any required regulatory approvals or clearances. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, that regulatory clearance or approval of these or any new products will be granted on a timely basis, if ever, or that the new products will adequately meet the requirements of the applicable market or achieve market acceptance. The completion of the development of any of the Company's products remains subject to all of the risks associated with the commercialization of new products based on innovative technologies, including unanticipated technical or other problems, manufacturing difficulties and the possible insufficiency of the funds allocated for the completion of such development. Consequently, there can be no assurance that any of the Company's products under development will be successfully developed or manufactured or, if developed and manufactured, that such products will meet price or performance objectives, be developed on a timely basis or prove to be as effective as competing products. The inability to complete successfully the development of a product or application, or a determination by the Company, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's porcine heart valve products and its BioGlue surgical adhesive are currently only offered for sale outside of the U.S . The Company's porcine heart valves and BioGlue surgical adhesive are subject to the risk that the Company may be unable to obtain regulatory approval necessary to permit commercial distribution of these products in the U.S.

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

Extensive Government Regulation

Government regulation in the U.S., the European Community and other jurisdictions represents a potentially determinative factor in the success of the Company's efforts to market and develop its products. See "Business--Government Regulation." The human heart valves to which the Company applies its cryopreservation services are currently regulated as Class II medical devices by the FDA and are subject to significant regulatory requirements, including Quality System Regulations and recordkeeping requirements. There can be no assurance that changes in regulatory treatment or the adoption of new statutory or regulatory requirements will not occur, which could adversely impact the marketing or development of these products or could adversely affect market demand for these products.

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

BioGlue surgical adhesive is regulated as a Class III medical device and the Company believes that FibRx surgical sealant will be regulated as a biologic by the FDA. These products have not been approved for distribution within the U.S. Fixed porcine heart valve products are classified as Class III medical devices. There can be no assurance that the Company will be able to obtain the FDA approval required to distribute its surgical adhesives, surgical sealants or porcine heart valve products in the U.S. Distribution of these products within the European Community is dependent upon the Company maintaining its CE Mark and ISO 9001 certifications, of which there can be no assurance.

Most of the Company's products in development, if successfully developed, will require regulatory approvals from the FDA and perhaps other regulatory authorities before they may be commercially distributed. The process of obtaining required regulatory approvals from the FDA normally involves clinical trials and the preparation of an extensive PMA application and often takes many years. The process is expensive and can vary significantly based on the type, complexity and novelty of the product. There can be no assurance that any products developed by the Company, independently or in collaboration with others, will receive the required approvals for manufacturing and marketing. Delays in obtaining U.S. or foreign approvals could result in substantial additional cost to the Company and adversely affect the Company's competitive position. The FDA may also place conditions on product approvals that could restrict commercial applications of such products. Product marketing approvals or clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the governmental clearance process may materially reduce the period during which the Company has the exclusive right to commercialize patented products. Also, delays or rejections may be encountered during any stage of the regulatory approval process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, the regulatory agency's requirements for safety, efficacy and quality, and those requirements may become more stringent due to changes in applicable law, regulatory agency policy or the adoption of new regulations. Clinical trials may also be delayed due to unanticipated side effects, inability to locate, recruit and qualify sufficient numbers of patients, lack of funding, the inability to locate or recruit scientists, the redesign of clinical trial programs, the inability to manufacture or acquire sufficient quantities of the particular product candidate or any other components required for clinical trials, changes in the Company's or its collaborative partners' development focus and disclosure of trial results by competitors. Even if regulatory approval is obtained for any of the Company's products or services, the scope of the approval may significantly limit the indicated usage for which such products or services may be marketed.
                                       24

Products marketed by the Company pursuant to FDA or foreign oversight or approval are subject to pervasive and continuing regulation. In the U.S., devices and biologics must be manufactured and registered and, in the case of biologics, licensed establishments and must be produced in accordance with Quality System Regulations. Manufacturing facilities and processes are subject to periodic FDA inspection. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices and biologics is also subject to regulation and may require FDA approval. From time to time, the FDA may modify such regulations, imposing additional or different requirements. Failure to comply with any applicable FDA requirements, which may be ambiguous, could result in civil and criminal enforcement actions, product recalls or detentions and other penalties and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, NOTA' prohibits the acquisition or transfer of human organs for "valuable consideration" for use in human transplantation. NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control and storage of human organs. There can be no assurance that restrictive interpretations of NOTA will not be adopted in the future that will challenge one or more aspects of the Company's methods of charging for its cryopreservation services. The Company's laboratory operations are subject to the U.S. Department of Labor, Occupational Safety and Health Administration and Environmental Protection Agency requirements for prevention of occupational exposure to infectious agents and hazardous chemicals and protection of the environment. Some states have enacted statutes and regulations governing the processing, transportation and storage of human organs and tissue. While management believes that the Company is presently in compliance in all material respects with all such applicable statutes and regulations, there can be no assurance that more restrictive state laws or regulations will not be adopted in the future that could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Government Regulation."


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


                           Forward-Looking Statements

This Form 10-K  includes  "forward-looking  statements"  within  the  meaning of
Section 27A of the  Securities Act of 1933, as amended (the  "Securities  Act"),
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, the timing and of the application to the FDA for the stentless CryoLife-O'Brien and CryoLife-Ross porcine heart valves, and for BioGlue and the BioLastic Patch and FibRx surgical sealant, other estimated dates relating to the Company's proposed regulatory submissions, estimates regarding 1999 research and development expenditures, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, the impact of the introduction of BioGlue in Europe or marketing opportunities for the Company's single-use medical devices and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations, including the risk factors discussed in this Form 10-K and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.


Item 2. Properties.

The Company's facilities (other than its single use medical device manufacturing plant) are located in suburban Atlanta, Georgia, and consist of three separate locations totaling approximately 130,000 square feet of leased office, laboratory and warehouse space. Approximately 30,000 square feet are dedicated to laboratory work areas. The primary facility, which does not include the FibRx laboratory and the bioprosthetic manufacturing operation, has four main laboratory facilities: human tissue processing, BioGlue manufacturing, research and development, and microbiology. Each of these areas consists of a general technician work area and adjoining "clean rooms" for work with human tissue and for aseptic processing. The clean rooms are supplied with highly filtered air which provides a near-sterile environment. The human tissue processing laboratory contains approximately 7,700 square feet with a suite of seven clean rooms. The Bioglue manufacturing laboratory contains approximately 12,900 square feet with a suite of 2 clean rooms. The research and development laboratory is approximately 5,500 square feet with a suite of five clean rooms. The microbiology laboratory is approximately 3,200 square feet with a suite of three clean rooms. The FibRx laboratory facility contains approximately 11,000 square feet, including approximately 4,000 square feet of laboratory space with a suite of eight clean rooms. The Company's porcine heart valves are manufactured in the Company's bioprosthesis laboratory, which contains approximately 13,000 square feet, with about 3,500 square feet of laboratory space and a suite of four clean rooms for tissue processing. The Company's single-use medical devices are manufactured at the Company's IFM subsidiary located in St. Petersburg, Florida. This facility is approximately 30,000 square feet and is leased from the former principal shareholder of IFM.


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

                                                                                     Date First Elected to
Name                          Age  Position                                          Present Office
----                          ---  --------                                          --------------
Steven G. Anderson            60   President, Chief Executive Officer and Chairman   February, 1984
Kirby S. Black, PhD           44   Vice President, Research and Development          July, 1995
Edwin B. Cordell, Jr., CPA    40   Vice President and Chief Financial Officer        December, 1994
David M. Fronk                35   Vice President, Clinical Research                 December, 1998
Albert E. Heacox, PhD         48   Vice President, Laboratory Operations             June, 1995
Gerald B. Seery               42   Vice President, Marketing                         August, 1995
James C. Vander Wyk, PhD      54   Vice President, Regulatory Affairs and Quality    February, 1996
                                   Assurance
Ronald D. McCall, Esq.        62   Director, Secretary and Treasurer                 January, 1984


Steven G. Anderson, a founder of the Company, has served as the Company's President, Chief Executive Officer and Chairman since its inception. Mr. Anderson has more than 30 years of experience in the implantable medical device industry. Prior to joining the Company, Mr. Anderson was Senior Executive Vice President and Vice President, Marketing, from 1976 until 1983 of Intermedics, Inc. (now Guidant, Inc.), a manufacturer and distributor of pacemakers and other medical devices. Mr. Anderson received his BA from the University of Minnesota.

Kirby S. Black, PhD, has served as Vice President of Research and Development since July 1995. Dr. Black is responsible for the continued development of the Company's current products as well as the evaluation of new technologies. Dr. Black is listed on three patents and has authored over 125 publications. Prior to joining the Company, Dr. Black was Director, Medical Information and Project Leader from July 1993 until July 1994 at Advanced Tissue Sciences, LaJolla, California. Dr. Black has also held a number of positions at the University of California at Irvine, including Director, Transplantation and Immunology Laboratories, Department of Surgery. Dr. Black received his BS degree from the University of California, Los Angeles, and his PhD degree from the University of California at Irvine.

Edwin B. Cordell, Jr., CPA, has served as Vice President and Chief Financial Officer of the Company since November 1994. From August 1987 to November 1994, Mr. Cordell served as Controller and Chief Financial Officer of Video Display Corporation, a publically held consumer electronics manufacturing and distribution company. Mr.
Cordell received his BS in Accounting from the University of Tennessee.

David M. Fronk was appointed to the position of Vice President of Clinical Research in December 1998 and has been with the Company since 1992. Mr. Fronk is responsible for managing the preclinical and clinical investigations for all products, as well as monitoring product performance. Prior to joining the Company, Mr. Fronk held engineering positions with Zimmer Inc. from 1986 until 1988 and Baxter Healthcare Corporation from 1988 until 1991. Mr Fronk served as a market manager with Baxter Healthcare Corporation from 1991 until 1992. Mr. Fronk received his BS in Mechanical Engineering at The Ohio State University in 1985 and his MS in Biomedical Engineering at The Ohio State University in 1986.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The response to Item 5 is incorporated herein by reference to the information set forth under the caption "Market Price of Common Stock" on page 33 of the annual shareholders report for the year ended December 31, 1998.

Item 6. Selected Financial Data.

The response to Item 6 is incorporated herein by reference to the information set forth under the caption "Selected Financial Information" on page 34 of the annual shareholders report for the year ended December 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The response to Item 7 is incorporated herein by reference to the information set forth under the caption "Management's Discussion and Analysis" on pages 14 though 19 of the annual shareholders report for the year ended December 31, 1998.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The response to Item 7A is incorporated herein by reference to the information set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk" appearing on page 19 of the annual shareholders report for the year ending December 31, 1998.

Item 8. Financial Statements and Supplementary Data.

The report of independent auditors and consoldiated financial statements included on pages 20 through 33 of the annual shareholders report for the year ended December 31, 1998 are incorporated herein by reference. Quarterly Results of Operations on page 34 of the annual shareholders report for the year ended December 31, 1998 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure.

Inapplicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

The response to Item 10, applicable to the Directors of the Company, is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than April 30, 1999. Information concerning executive officers is included in Part I, Item 4A of this Form 10-K.

The response to Item 10, applicable to Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than April 30, 1999.


Item 11. Executive Compensation.

The response to Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than April 30, 1999.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The response to Item 12 is incorporated herein by reference to the information set forth under the captions "Ownership of Principal Shareholders and Certain Executive Officers" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than April 30, 1999.


Item 13. Certain Relationships and Related Transactions0 .


The response to Item 13 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission not later than April 30, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following are filed as part of this report:

     (a) 1. Financial Statements

     The report of independent auditors and consoldiated financial statements included on pages 20 through 33 of the annual shareholders report for the year ended December 31, 1998 are incorporated herein by reference.

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

2.4 Asset Purchase Agreement by and between Horizon Medical Products, Inc. and Ideas for Medicine, Inc. dated September 30, 1998. (Incorporated by reference to Exhibit 2 to Horizon Medical Products, Inc.'s Current Report on Form 8K-filed with the Securities and Exchange Commission on October 14, 1998.)

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

4.2 Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

Exhibit
Number      Description
-------     -----------

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

10.8 Form of Supplemental Retirement Plan, by and between the Company and its Officers -- Parties to Supplemental Retirement Plans: Steven G. Anderson, David M. Fronk, Gerald B. Seery, James C. Vander Wyk, Albert
          E. Heacox, Kirby S. Black, and Edwin B. Cordell, Jr. (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.9(a)*  Employment  Agreement,  by and  between  the  Company  and  Steven  G.
          Anderson.

Exhibit
Number    Description
-------   -----------

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

10.9(g)*  Employment Agreement, by and between the Company and David M. Fronk.


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

Exhibit
Number    Description
-------   -----------

10.15     CryoLife, Inc. Non-Employee Directors Stock Option Plan, as amended.
          (Incorporated   by  reference  to  Appendix  2  to  the   Registrant's
          Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 1998.)

10.16 Lease Agreement between the Company and Amli Land Development--I Limited Partnership, dated April 18, 1995. (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.17 Funding Agreement between the Company and Amli Land Development--I Limited Partnership dated April 18, 1995. (Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.18 CryoLife, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit "A" of the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 1996.)

10.19 Noncompetition Agreement between the Company and United Cryopreservation Foundation, Inc. dated September 11,1996. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.20 Noncompetition Agreement between the Company and QV, Inc. dated September 11, 1996. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.21 RevolvingTerm Loan Facility between the Company and NationsBank N.A., dated August 30, 1996. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.22 Technology License Agreement between the Company and Colorado State University Research Foundation dated March 28, 1996. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

10.23 Noncompetition Agreement between the Company and United Transplant Foundation, Inc. dated September 11, 1996. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10.24(a) First Amendment of Third Amended and Restated Loan Agreement between CryoLife, Inc., as Borrower and NationsBank, N.A. (South), as Lender, dated April 14, 1997. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

10.24(b) Second Modification of Third Amended and Restated Loan Agreement dated December 16, 1997 by and between the Registrant and NationsBank, N.A. (Incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.25 Consulting Agreement dated January 1, 1998 by and between Robert T. McNally and the Registrant. . (Incorporated by reference to Exhibit
          4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

Exhibit
Number    Description
-------   -----------

10.26 CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated by reference to Appendix 2 to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 1998.)

10.27 Consulting Agreement dated March 5, 1997 between CryoLife Acquisition Corporation and J. Crayton Pruitt, Sr., M.D. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

10.28 Subordinated Convertible Debenture dated March 5, 1997 between the Company and J. Crayton Pruitt, Sr., M.D. (Incorporated by reference to
         Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

10.29 Lease Agreement dated March 5, 1997 between the Company and J. Crayton Pruitt, Sr., M.D. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

10.30 Lease Guaranty dated March 5, 1997 between J. Crayton Pruitt Family Trust U/T/A and CryoLife, Inc., as Guarantor for CryoLife Acquisition Corporation. (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

10.31    Form of  Non-Competition  Agreement  dated  March 5, 1997  between  the
         Company and J. Crayton Pruitt, Sr., M.D., Thomas Benham, Thomas Alexandris, Tom Judge, Natalie Judge, Helen Wallace, J. Crayton Pruitt, Jr., M.D., and Johanna Pruitt. (Incorporated by reference to Exhibit
         10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

13.1* Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 which are incorporated by reference herein.

21.1*    Subsidiaries of CryoLife, Inc.

23.1*    Consent of Independent Auditors.

27.1*    Financial Data Schedule

--------------------

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

7.   Employment Agreement, by and between the Company and Steven G. Anderson

8.   Employment Agreement, by and between the Company and David M. Fronk.

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

13. CryoLife, Inc. Non-Employee Directors Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.15 to this Form 10-K.)

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

16.  CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated by reference to
     Exhibit 10.26 to this Form 10-K).

     (b) Reports on Form 8-K

1. The Registrant filed a Current Report on Form 8-K with respect to the Asset Purchase Agreement by and between Horizon Medical Products, Inc. and Ideas for Medicine, Inc. dated September 30, 1998 with the Securities and Exchange Commission on October 15, 1998.

2. The Registrant filed a Current Report on Form 8-K/A with respect to the Asset Purchase Agreement by and between Horizon Medical Products, Inc. and Ideas for Medicine, Inc. dated September 30, 1998 with the Securities and Exchange Commission on November 14, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CRYOLIFE, INC.

March 26, 1999
                                 By  /S/ STEVEN G. ANDERSON
                                   ____________________________
                                     Steven G. Anderson,
                                     President, Chief Executive
                                     Officer and Chairman of
                                     the Board of Directors

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


                 Signature                                 Title                           Date
                 ---------                                 -----                           ----

         /s/ STEVEN G. ANDERSON           President, Chief Executive Officer         March 26, 1999
         ----------------------
            Steven G. Anderson            and Chairman of the Board of
                                          Directors (Principal Executive
                                          Officer)

        /s/ EDWIN B. CORDELL, JR.         Vice President and Chief Financial         March 26, 1999
        -------------------------
          Edwin B. Cordell, Jr.           Officer (Principal Financial and
                                          Accounting Officer)

          /s/ RONALD D. MCCALL            Director                                   March 26, 1999
          ---------------------
             Ronald D. McCall


          /s/ BENJAMIN H. GRAY            Director                                   March 26, 1999
          ---------------------
             Benjamin H. Gray


          /s/ VIRGINIA C. LACY            Director                                   March 26, 1999
          ---------------------
             Virginia C. Lacy


   /s/ RONALD CHARLES ELKINS, M.D.         Director                                   March 26, 1999
   -------------------------------
        Ronald Charles Elkins, M.D.

SCHEDULE II
                         CRYOLIFE, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1998, 1997, and 1996

                                                                                       Balance end
                                              Balance beginning                            of
                 Description                      of period     Additions   Deductions   Period
                 -----------                  ----------------- ---------   ---------- -----------

Year ended December 31, 1998
   Allowance for doubtful accounts...........    $   103,000    $171,000      $18,000    $256,000
   Deferred preservation costs...............        152,000           -       99,000      53,000

Year ended December 31, 1997
   Allowance for doubtful accounts...........     $   94,000    $ 46,000     $ 37,000   $ 103,000
   Deferred preservation costs...............        278,000         --       126,000     152,000

Year ended December 31, 1996
   Allowance for doubtful accounts...........     $   30,000    $ 88,000     $ 24,000   $  94,000
   Allowance for doubtful note receivable....        225,000         --       225,000         --
   Deferred preservation costs...............        247,000     140,000      109,000     278,000

