Form 10-Q
period 1999-03-31
CRYOLIFE INC
filed 1999-05-14
CIK 784199

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For Quarterly Period Ended March 31, 1999 Commission File Number 0-21104

                                 CRYOLIFE, INC.
             (Exact name of Registrant as specified in its charter)

                                    ---------

             Florida                                     59-2417093
    (State or Other Jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

                           1655 Roberts Boulevard, NW
                             Kennesaw, Georgia 31144
                    (Address of principal executive offices)
                                   (zip code)

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

YES   X    NO ____

The number of shares of common stock, par value $0.01 per share, outstanding at May 10, 1999 was 12,370,991.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                                              CRYOLIFE, INC.
                                 SUMMARY CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    Three Months Ended
                                                        March 31,
                                                   _____________________
                                                   1999             1998
                                                   _____________________
                                                        (Unaudited)

Revenues:
     Preservation services and products            $  16,059      $  14,501
     Research grants and licenses                        266             60
                                                    ________       ________
                                                      16,325         14,561
Costs and expenses:
     Preservation services and products                7,371          5,481
     General, administrative and marketing             6,170          5,827
     Research and development                          1,074          1,011
     Interest expense                                    119            430
     Interest income                                   (425)            ---
     Other income, net                                  (44)           (64)
                                                    ________        _______
                                                      14,265         12,685
                                                    ________        _______
Income before income taxes                             2,060          1,876
Income tax expense                                       680            704
                                                    ________        _______
Net income                                         $   1,380       $  1,172
                                                    ========        =======

Earnings per share:
     Basic                                         $    0.11       $   0.12
                                                    ========        =======
     Diluted                                       $    0.11       $   0.12
                                                    ========        =======
Weighted average shares outstanding:
     Basic                                            12,497          9,739
     Diluted                                          12,680         10,077


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                              CRYOLIFE, INC.
                                    SUMMARY CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                                              March 31,    December 31,
                                                                                1999            1998
                                                                                     (Unaudited)
ASSETS                                                                        ____________________________
Current Assets:
     Cash and cash equivalents                                           $         8,107  $         12,885
     Marketable securities, at market                                             26,490            26,713
     Receivables (net)                                                            13,209            11,187
     Deferred preservation costs (net)                                            14,252            14,239
     Inventories                                                                   4,149             3,385
     Prepaid expenses                                                              2,501             1,945
     Deferred income taxes                                                         1,384             1,348
                                                                         ---------------------------------
       Total current assets                                                       70,092            71,702
                                                                         ---------------------------------
Property and equipment (net)                                                      21,804            21,460
Goodwill (net)                                                                     1,662             1,685
Patents (net)                                                                      2,298             2,216
Other (net)                                                                        1,401             1,327
                                                                         ---------------------------------
     TOTAL ASSETS                                                        $        97,257  $         98,390
                                                                         =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                    $         1,139  $          1,652
     Accrued expenses                                                              2,734             2,968
     Accrued procurement fees                                                      1,693             1,806
     Accrued compensation                                                          1,265             1,185
     Current maturities of capital lease obligations                                 229               224
     Current maturities of long-term debt                                            290               516
     Deferred income                                                               1,090             1,038
                                                                         ---------------------------------
       Total current liabilities                                                   8,440             9,389
                                                                         ---------------------------------
Deferred income, less current portion                                              1,280             1,525
Deferred income taxes                                                                419               410
Capital lease obligations, less current maturities                                 1,655             1,714
Convertible debenture                                                              4,393             4,393
Other long-term debt                                                                 498               535
                                                                         ---------------------------------
     Total liabilities                                                            16,685            17,966
                                                                         ---------------------------------
Shareholders' equity:
     Preferred stock                                                                 ---               ---
     Common stock (issued 13,361 shares in 1999
       and 1998)                                                                     134               134
     Additional paid-in capital                                                   64,350            64,350
     Retained earnings                                                            20,493            19,113
     Unrealized gain on marketable securities                                         37               139
     Less:  Treasury stock (945 shares in 1999 and
             845 shares in 1998)                                                  (4,442)           (3,312)
                                                                         ---------------------------------
               Total shareholders' equity                                         80,572            80,424
                                                                         ---------------------------------
     TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                             $        97,257  $         98,390
                                                                         =================================


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              ____________________________
                                                                                  1999             1998
                                                                                       (Unaudited)
                                                                              ____________________________
Net cash flows used in operating activities:
     Net income                                                        $         1,380    $          1,172
Adjustments to reconcile net income to net cash
     used in operating activities:
       Deferred income recognized                                                 (193)                ---
       Depreciation and amortization                                               686                 960
       Provision for doubtful accounts                                              24                  24
       Deferred income taxes                                                        25                 ---
       Changes in operating assets and liabilities:
          Receivables                                                           (2,046)                224
          Deferred preservation costs and inventories                             (777)             (1,442)
          Prepaid expenses and other assets                                       (556)               (335)
          Accounts payable and accrued expenses                                   (780)                 95
                                                                       -----------------------------------
       Net cash flows (used in) provided by operating activities                (2,237)                698
                                                                       -----------------------------------

Net cash flows used in investing activities:
     Capital expenditures                                                         (963)             (1,058)
     Other assets                                                                 (200)               (896)
     Purchases of marketable securities                                         (6,709)                ---
     Sales of marketable securities                                              6,932                 ---
     Gross unrealized gain on marketable equity securities                        (154)                ---
                                                                       -----------------------------------
     Net cash flows used in investing activities                                (1,094)             (1,954)
                                                                       -----------------------------------

Net cash flows provided by financing activities:
     Principal payments of debt                                                   (263)               (540)
     Proceeds from borrowings on revolving term loan                               ---               1,680
     Payment of obligations under capital leases                                   (54)                (35)
     Purchase of treasury stock                                                 (1,259)                ---
     Proceeds from issuance of common stock and
         from notes receivable from shareholders                                   129                 154
                                                                       -----------------------------------
     Net cash (used in) provided by financing activities                        (1,447)              1,259
                                                                       -----------------------------------
(Decrease) increase in cash                                                     (4,778)                  3
Cash and cash equivalents, beginning of period                                  12,885                 111
                                                                       -----------------------------------
Cash and cash equivalents, end of period                               $         8,107    $            114
                                                                       ===================================

Supplemental cash flow information
Non-cash investing and financing activities:
     Establishing capital lease obligations                            $           ---    $      2,141,000
                                                                       ===================================
     Debt conversion into common stock                                 $           ---    $        607,000
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

                                 CRYOLIFE, INC.
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with (i) generally accepted accounting principles for interim financial information, and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


Note 2 - Investments

The Company maintains cash equivalents and investments in several large well-capitalized financial institutions, and the Company's policy disallows investment in any securities rated less than "investments-grade" by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading, and marketable equity securities not classified as trading, are classified as available-for-sale. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At March 31, 1999 all marketable equity securities and debt securities held by the Company were designated as available-for-sale.

The gross realized gains on sales of available-for-sale securities totaled $77,000 and $0 in the first quarters of 1999 and 1998, respectively. As of March 31, 1999 differences between cost and market of $56,000 (less deferred taxes of $19,000) are included as a separate component of shareholders' equity.


At March 31, 1999 and December 31, 1998 approximately $5.9 million and $8.9 million, respectively, of debt securities with original maturities of 90 days or less at their acquisition dates were included in cash and cash equivalents. At March 31, 1999 and December 31, 1998 no investments had a maturity date between 90 days and 1 year and approximately $17.3 million and $16.1 million of investments matured between one and five years, respectively. The market values of these securities approximate cost.

Note 3 - Inventory

Inventories are comprised of the following:
                                              (Unaudited)
                                               March 31,       December 31,
                                                 1999              1998
                                          -----------------------------------

Raw materials                             $     1,621,000    $      1,296,000
Work-in-process                                 1,115,000           1,037,000
Finished goods                                  1,413,000           1,052,000
                                          -----------------------------------
                                          $     4,149,000    $      3,385,000
                                          ===================================



Note 4 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              ______________________
                                                                              1999             1998
                                                                              ______________________
                                                                                    (Unaudited)
Numerator for basic and diluted earnings per share -
     net income                                                        $     1,380,000    $      1,172,000
                                                                       ===================================

Denominator for basic earnings per share - weighted-
     average basis                                                          12,497,000           9,739,000
Effect of dilutive stock options                                               183,000             338,000
                                                                       -----------------------------------
Denominator for diluted earnings per share - adjusted
     weighted-average shares                                                12,680,000          10,077,000
                                                                       ===================================

Earnings per share:
     Basic                                                             $           .11    $            .12
                                                                       ===================================
     Diluted                                                           $           .11    $            .12
                                                                       ===================================


Note 5 - Comprehensive Income

During the periods ended March 31, 1999 and 1998, net comprehensive income was less than net income by approximately $102,000 and $0, respectively, due to unrealized losses on marketable equity securities.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Preservation and product revenues increased 11% to $16.1 million for the three months ended March 31, 1999 from $14.5 million for the same period in 1998. The increase in revenues was primarily due to the growing acceptance in the medical community of cryopreserved tissues which has resulted in increased demand for the Company's cryopreservation services, the Company's ability to procure greater amounts of tissue, price increases for certain preservation services, and revenues attributable to the Company's introduction of BioGlue Surgical Adhesive in international markets in April 1998.

Revenues from human heart valve and conduit cryopreservation services decreased 8% to $6.8 million for the three months ended March 31, 1999 from $7.4 million for the three months ended March 31, 1998, representing 42% and 51%, respectively, of total revenues during such periods. This decrease was primarily due to a 9% decrease in the number of heart allograft shipments for the three months ended March 31, 1999. The decrease in the number of heart allograft shipments primarily results from fewer pulmonary heart valve allografts being shipped due to a decrease in the number of Ross procedures being performed.

Revenues from human vascular tissue cryopreservation services increased 39% to $4.9 million for the three months ended March 31, 1999 from $3.5 million for the three months ended March 31, 1998, representing 30% and 24%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 29% increase in the number of vascular allograft shipments for the three months ended March 31, 1999 due to an increased demand and the Company's ability to procure greater amounts of tissue and a focus on procuring and distributing long segment veins which have a higher per unit revenue than the short segment veins.

Revenues from human connective tissue cryopreservation services increased 33% to $2.4 million for the three months ended March 31, 1999 from $1.8 million for the three months ended March 31, 1998, representing 15% and 12%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 23% increase in the number of allograft shipments for the three months ended March 31, 1999 due to increased demand and the Company's ability to procure greater amounts of tissue. Additional revenue increases have resulted from a greater proportion of the 1999 shipments consisting of cryopreserved menisci, which have a significantly higher per unit revenue than the Company's cryopreserved tendons and price increases for the cryopreservation of menisci and tendons.

Revenues from Ideas for Medicine, Inc. ("IFM") were $1.6 million for the three months ended March 31, 1999 and 1998, representing 10% and 11%, respectively, of total revenues during such periods. The IFM product line was sold on September 30, 1998. In October 1998 IFM began an OEM manufacturing agreement which provides for the manufacture by IFM of specified minimum dollar amounts of IFM products to be purchased exclusively by the purchaser of the IFM product line over each of the four years following the sale.

Revenues from bioprosthetic cardiovascular devices were $200,000 for the three months ended March 31, 1999 and 1998, representing 1% of total revenues during each such periods.

Revenues from BioGlue(R) surgical adhesive were $254,000 and $0 for the three months ended March 31, 1999 and 1998, respectively. The Company is currently commercializing the product in the European market as well as in other selected overseas markets. Shipments began in April of 1998.

Grant revenues increased to $266,000 for the three months ended March 31, 1999 from $60,000 for the three months ended March 31, 1998. This increase in grant revenues is primarily attributable to the SynerGraft(R) research and development programs.

Cost of cryopreservation services and products aggregated $7.4 million for the three months ended March 31, 1999, compared to $5.5 million for the corresponding period in 1998, representing 46% and 38% of total cryopreservation and product revenues in each period. The increase in the 1999 cost of cryopreservation services and products results from a lesser portion of 1999 revenues being derived from human heart valve and conduit cryopreservation services, which carry significantly higher gross margins than other cryopreservation services, and from the switch in October of 1998 to OEM manufacturing of single-use medical devices, which generates lower gross margins than cryopreservation services and lower gross margins than the IFM products generated prior to the sale of the IFM product line.

General, administrative and marketing expenses increased 6% to $6.2 million for the three months ended March 31, 1999, compared to $5.8 million for the corresponding period in 1998, representing 38% and 40% of total preservation and product revenues in each period. The increase in expenditures in 1999 resulted from expenses incurred to support the increase in revenues.

Research and development expenses were $1.1 million for the three months ended March 31, 1999, compared to $1 million for the three months ended March 31, 1998, representing 7% of total cryopreservation and product revenues for each period. Research and development spending relates principally to the Company's ongoing human clinical trials for its BioGlue surgical adhesive and to its focus on its SynerGraft technologies.

Net interest income was $306,000 for the three months ended March 31, 1999 compared to net interest expense of $430,000 for the corresponding period in 1998. This increase in interest income and decrease in interest expense for the three months ended March 31, 1999 was due to the receipt of interest income on the invested proceeds from the follow-on equity offering (the "Offering") completed in April 1998 and reduction of interest expense from the repayment of certain indebtedness with the proceeds from the Offering, as well as the conversion of a portion of a convertible debenture into common stock of the Company.

The decline in the effective income tax rate to 33% from 38% for the three months ended March 31, 1999 and 1998, respectively, is due to the implementation of certain income tax planning strategies.

Seasonality

The demand for the Company's human heart valve and conduit cryopreservation services is seasonal, with peak demand generally occurring in the second and third quarters. Management believes this demand trend for human heart valve and conduit cryopreservation services is primarily due to the high number of surgeries scheduled during the summer months. Management believes the trends experienced by the Company to date for its human connective tissue for the knee cryopreservation services indicate this business may also be seasonal because it is an elective procedure which may be performed less frequently during the fourth quarter holiday months. However, the demand for the Company's vascular tissue cryopreservation services, bioprosthetic cardiovascular devices, and BioGlue surgical adhesive does not appear to experience this seasonal trend. As an OEM manufacturer of single-use medical devices the product sales are dictated by a manufacturing agreement which is not affected by a seasonal trend.

Liquidity and Capital Resources

At March 31, 1999, net working capital was $61.7 million, compared to $62.3 million at December 31, 1998, with a current ratio of 8-to-1 at March 31, 1999. The Company's primary capital requirements arise out of general working capital needs, capital expenditures for facilities and equipment and funding of research and development projects and a common stock repurchase plan approved by the Board of Directors in October of 1998. The Company historically has funded these requirements through bank credit facilities, cash generated by operations and equity offerings.

Net cash used in operating activities was $2,237,000 for the three months ended March 31, 1999, as compared to net cash provided by operating activities of $698,000 for the three months ended March 31, 1998. This decrease primarily resulted from an increase in the accounts receivables due to increased revenues and an increase in the amount of accounts payable liquidated in the first quarter in 1999 due to the expansion of the BioGlue manufacturing laboratory at corporate headquarters, partially offset by a reduction in the increase of deferred preservation costs and inventories between the first quarter of 1999 as compared to the first quarter of 1998.

Net cash used in investing activities was $1.1 million for the three months ended March 31, 1999, as compared to $2.0 million for the three months ended March 31, 1998. This decrease was primarily attributable to the decrease in the addition of other assets during the first quarter of 1999.

Net cash used in financing activities was $1.4 million for the three months ended March 31, 1999, as compared to net cash provided by financing activities of $1.3 million for the three months ended March 31, 1998. This decrease was primarily attributable to a decrease in borrowings on the Company's bank loans due to the repayment of the Company's bank loans from the Offering proceeds and the Company's repurchase of treasury stock during the first quarter of 1999.

In October 1998 the Company entered into an agreement with an investment banking firm to provide financial advisory services related to a potential private placement of equity or equity-oriented securities to form a separate company for the commercial development of its serine proteinase light activation (FibRx(R)) technologies. This strategy, if successful, will allow an affiliated entity to fund the FibRx technology and should expedite the commercial development of its blood clot dissolving and surgical sealant product applications without additional R&D expenditures by the Company (other than through the affiliated company). This strategy, if successful, should also favorably impact the Company's liquidity going forward.

The Company anticipates that the remaining net proceeds from the Offering and cash generated from operations will be sufficient to meet its operating and development needs for the next 12 months. However, the Company's future liquidity and capital requirements beyond that period will depend upon numerous factors, including the timing of the Company's receipt of FDA approvals to begin clinical trials for its products currently in development, the resources required to further develop its marketing and sales capabilities if, and when, those products gain approval, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. There can be no assurance that the Company will not require additional financing or will not seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital to meet future requirements. These additional funds may not be available when needed or on terms acceptable to the Company, which unavailability could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Third Party Impact Assessments: The Company has verified the readiness of its significant suppliers through the distribution of a questionnaire which was 90% returned by the suppliers by January 1, 1999 indicating compliance or that compliance would be achieved by June 30, 1999. The Company does not anticipate that a lack of compliance of the vendors will significantly affect the Company's daily operations.

Project Plan: The Company began its compliance strategy in October 1998. With the exception of the clinical tracking database, all of the "off the shelf" software packages have been upgraded to compliant releases. Older internally developed software has been replaced with new systems that are year 2000 compliant. The remaining clinical tracking system will be internally rewritten, and implemented by July 31, 1999. The Company estimates that all modifications and testing for year 2000 issues will be completed at a cost of less than $50,000 including expenditures to date.

Contingency Plan: The principal risk the Company faces is a delay in the implementation of the new clinical tracking system. Although the clinical tracking system is not critical to the day-to-day operations of the Company, it is important for FDA compliance regarding follow-up procedures after transplant. A delay in the implementation of the new clinical tracking system would result in the Company having to rely on its paper support for required FDA data. Although the Company is uncertain what the costs associated with a delay would be or the related impact on operations, liquidity and financial condition, the Company does not expect the impact to be material. The Company expects to have a contingency plan completed by June 30, 1999.

The Company believes that it is diligently addressing the year 2000 issue and expects that through its actions, year 2000 problems are not reasonably likely to have a material adverse effect on its operations. However, there can be no assurance that such problems will not arise.


Forward-Looking Statements

Statements made in this Form 10-Q for the quarter ended March 31, 1999 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements as a result of adverse changes in any of a number of factors that affect the Company's business, including without limitation, changes in (1) the effects on the Company of year 2000 issues including unanticipated expenses in connection therewith, (2) the Company's ability to find an equity investor in the FibRx technology and the impact of such an investment on the Company's liquidity, (3) the adequacy of the Company's financing arrangements over the next twelve months. See the "Business-Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more detailed discussion of factors which might affect the Company's future performance.

Item 3.   Qualitative and Quantitative Discussion About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents of $5.9 million and short-term investments of $17.3 million in municipal obligations as of March 31, 1999 as well as interest paid on its debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains 80% to 90% of its debt as fixed rate in nature. As a result, the Company is subject to a risk that interest rates will decrease and the Company may be unable to refinance its debt.

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

Exhibit
Number                              Description
_______                             ___________


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

3.3 Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 20 million to 50 million shares and to delete the requirement that all preferred shares have one vote per share. (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 31, 1996.)

3.4 ByLaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

4.1 Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

4.2 Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

May 10, 1999                     /s/ EDWIN B. CORDELL, JR.
------------------               ----------------------------------
DATE                             EDWIN B. CORDELL, JR.
                                 Vice President and Chief Financial
                                 Officer
                                 (Principal Financial and
                                 Accounting Officer)