Form 10-Q
period 1999-06-30
CRYOLIFE INC
filed 1999-07-20
CIK 784199

864307v1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999
                         Commission File Number 0-21104

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

YES   X    NO ____

The number of shares of common stock, par value $0.01 per share, outstanding on July 19, 1999 was 12,276,144.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                    SUMMARY CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                 ---------------------------- ----------------------------
                                                        1999         1998            1999         1998
                                                 ---------------------------- ----------------------------
                                                          (Unaudited)                    (Unaudited)

Revenues:
 Preservation services and products              $      17,268  $     15,477  $     33,327   $     29,978
 Research grants and licenses                              127            77           393            137
                                                 ---------------------------  ---------------------------
                                                        17,395        15,554        33,720         30,115
Costs and expenses:
 Preservation services and products                      8,235         6,345        15,611         11,826
 General, administrative and marketing                   5,937         5,841        12,102         11,707
 Research and development                                  883         1,256         1,957          2,267
 Interest expense                                           89           118           208            509
 Interest income                                          (367)         (399)         (792)          (399)
 Other income, net                                          40          (708)           (4)          (772)
                                                 ---------------------------- ----------------------------
                                                        14,817        12,453        29,082         25,138
                                                 ---------------------------  ---------------------------
Income before income taxes                               2,578         3,101         4,638          4,977
Income tax expense                                         851         1,053         1,531          1,757
                                                 ---------------------------  ---------------------------
Net income                                       $       1,727  $      2,048  $      3,107   $      3,220
                                                 ===========================  ===========================

Earnings per share:
         Basic                                   $        0.14  $       0.16  $       0.25   $       0.29
                                                 ===========================  ===========================
         Diluted                                 $        0.14  $       0.16  $       0.25   $       0.28
                                                 ===========================  ===========================
Weighted average shares outstanding:
         Basic                                          12,344        12,709        12,422         11,219
                                                 ===========================  ===========================
         Diluted                                        12,527        13,033        12,606         11,577
                                                 ===========================  ===========================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements
                                              CRYOLIFE, INC.
                                    SUMMARY CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                                                June 30,      December 31,
                                                                                  1999          1998
                                                                             (Unaudited)

ASSETS
Current Assets:
     Cash and cash equivalents                                           $         5,141  $         12,885
     Marketable securities, at market                                             26,224            26,713
     Receivables (net)                                                            15,420            11,187
     Deferred preservation costs (net)                                            15,053            14,239
     Inventories                                                                   4,388             3,385
     Prepaid expenses                                                              2,577             1,945
     Deferred income taxes                                                         1,522             1,348
                                                                         ---------------------------------
       Total current assets                                                       70,325            71,702
                                                                         ---------------------------------
Property and equipment (net)                                                      21,704            21,460
Goodwill (net)                                                                     1,637             1,685
Patents (net)                                                                      2,340             2,216
Other (net)                                                                        1,487             1,327
                                                                         ---------------------------------
     TOTAL ASSETS                                                        $        97,493  $         98,390
                                                                         =================================

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
     Accounts payable                                                    $           930  $          1,655
     Accrued expenses                                                              2,612             2,968
     Accrued procurement fees                                                      2,524             1,806
     Accrued compensation                                                          1,091             1,185
     Current maturities of capital lease obligations                                 213               224
     Current maturities of long-term debt                                            287               516
     Deferred income                                                               1,042             1,038
                                                                         ---------------------------------
       Total current liabilities                                                   8,699             9,392
                                                                         ---------------------------------
Deferred income, less current portion                                                645             1,525
Deferred income taxes                                                                717               410
Capital lease obligations, less current maturities                                 1,616             1,714
Convertible debenture                                                              4,393             4,393
Other long-term debt                                                                 500               535
                                                                         ---------------------------------
     Total liabilities                                                            16,570            17,969
                                                                         ---------------------------------
Shareholders' equity:
     Preferred stock                                                                 ---               ---
     Common stock (issued 13,361 shares in 1999 and
       1998)                                                                         134               134
     Additional paid-in capital                                                   64,347            64,347
     Retained earnings                                                            22,219            19,113
     Unrealized gain (loss) on marketable securities                                (189)              139
     Less:  Treasury stock (1,045 shares in 1999 and
      845 shares in 1998)                                                         (5,588)           (3,312)
                                                                         ---------------------------------
          Total shareholders' equity                                              80,923            80,421
                                                                         ---------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $        97,493  $         98,390
                                                                         =================================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                              1999             1998
                                                                                  (Unaudited)

Net cash flows (used in) provided by operating activities:
     Net income                                                        $         3,107    $          3,220
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Deferred income recognized                                                 (876)                ---
       Depreciation and amortization                                             1,482               1,808
       Provision for doubtful accounts                                              48                  53
       Deferred income taxes                                                       301                  57
       Changes in operating assets and liabilities:
          Receivables                                                           (4,281)               (608)
          Deferred preservation costs and inventories                           (1,817)             (2,754)
          Prepaid expenses and other assets                                       (632)               (843)
          Accounts payable and accrued expenses                                   (454)                113
                                                                       -----------------------------------
       Net cash flows (used in) provided by operating activities                (3,122)              1,046
                                                                       -----------------------------------

Net cash flows used in investing activities:
     Capital expenditures                                                       (1,592)             (2,090)
     Other assets                                                                 (371)               (724)
     Purchases of marketable securities                                        (11,582)                ---
     Sales of marketable securities                                             12,071                 ---
     Gross unrealized gain on marketable equity securities                        (496)                ---
                                                                       -----------------------------------
     Net cash flows used in investing activities                                (1,970)             (2,814)
                                                                       -----------------------------------

Net cash flows (used in) provided by financing activities:
     Principal payments of debt                                                   (264)            (13,732)
     Proceeds from borrowings on revolving term loan                               ---               1,680
     Payment of obligations under capital leases                                  (109)                (97)
     Purchase of treasury stock                                                 (2,508)                ---
     Proceeds from issuance of common stock and
         from notes receivable from shareholders                                   229              45,912
                                                                       -----------------------------------
     Net cash (used in) provided by financing activities                        (2,652)             33,763
                                                                       -----------------------------------
(Decrease) Increase in cash                                                     (7,744)             31,995
Cash and cash equivalents, beginning of period                                  12,885                 111
                                                                       -----------------------------------
Cash and cash equivalents, end of period                               $         5,141    $         32,106
                                                                       ===================================

Supplemental cash flow information
Non-cash investing and financing activities:
     Establishing capital lease obligations                            $           ---    $          2,141
                                                                       ===================================
     Debt conversion into common stock                                 $           ---    $            607
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) generally accepted accounting principles for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


NOTE 2 - INVESTMENTS

The Company maintains cash equivalents and investments in several large well-capitalized financial institutions, and the Company's policy disallows investment in any securities rated less than "investment-grade" by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading, and marketable equity securities not classified as trading, are classified as available-for-sale. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At June 30, 1999 all marketable equity securities and debt securities held by the Company were designated as available-for-sale.

Total gross realized gains on sales of available-for-sale securities were $39,000 and $0 for the three months ended June 30, 1999 and 1998, respectively. Total gross realized gains on sales of available-for-sale securities were $116,000 and $0 for the six months ended June 30, 1999 and 1998, respectively. As of June 30, 1999 differences between cost and market of $286,000 (less deferred taxes of $97,000) are included as a separate component of shareholders' equity.

At June 30, 1999 and December 31, 1998 approximately $4.1 million and $8.9 million, respectively, of debt securities with original maturities of 90 days or less at their acquisition dates were included in cash and cash equivalents. At June 30, 1999 and December 31, 1998 no investments had a maturity date between 90 days and 1 year and approximately $17.1 million and $16.1 million of investments matured between one and five years, respectively. The market values of these securities approximate cost.

NOTE 3 - INVENTORY

Inventories are comprised of the following:

                                                                           (Unaudited)
                                                                            June 30,        December 31,
                                                                              1999              1998
                                                                       -----------------------------------

Raw materials                                                          $     1,739,000    $      1,296,000
Work-in-process                                                                978,000           1,037,000
Finished goods                                                               1,671,000           1,052,000
                                                                       -----------------------------------
                                                                       $     4,388,000    $      3,385,000
                                                                       ===================================

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                          (Unaudited)                   (Unaudited)
                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                   ------------------------      ------------------------
                                                        1999         1998            1999         1998
                                                   ------------------------      ------------------------

Numerator for basic and diluted earnings
     per share - net income                        $ 1,727,000  $ 2,048,000     $ 3,107,000   $ 3,220,000
                                                   ========================     ========================

Denominator for basic earnings per share -
     weighted-average basis                         12,344,000   12,709,000       12,422,000   11,219,000
Effect of dilutive stock options                       183,000      324,000          184,000      358,000
                                                   ------------------------      ------------------------
Denominator for diluted earnings per share -
     adjusted weighted-average shares               12,527,000   13,033,000       12,606,000   11,577,000
                                                   ========================     ========================

Earnings per share:
     Basic                                         $       .14  $       .16     $        .25  $       .29
                                                   ========================     ========================
     Diluted                                       $       .14  $       .16     $.25       $  .28
                                                   ========================     ========================


NOTE 5 - COMPREHENSIVE INCOME

During the six months ended June 30, 1999 and 1998, net comprehensive income was less than net income by approximately $328,000 and $0, respectively, due to unrealized losses on marketable equity securities.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Preservation and product revenues increased 12% to $17.3 million for the three months ended June 30, 1999 from $15.5 million for the same period in 1998. Preservation and product revenues increased 11% to $33.3 million for the six months ended June 30, 1999 from $30.0 million for the same period in 1998. The increase in revenues was primarily due to the growing acceptance in the medical community of cryopreserved tissues which has resulted in increased demand for the Company's cryopreservation services, the Company's ability to procure greater amounts of tissue, price increases for certain preservation services during the third quarter of 1998, revenues attributable to the Company's introduction of BioGlue surgical adhesive in international markets in April 1998 and revenues attributable to the Company's introduction of osteoarticular grafts in January of 1999.

Revenues from human heart valve and conduit cryopreservation services decreased 1% to $7.8 million for the three months ended June 30, 1999 from $7.9 million for the three months ended June 30, 1998, representing 45% and 51%, respectively, of total revenues during such periods. Revenues from human heart valve and conduit cryopreservation services decreased 5% to $14.6 million for the six months ended June 30, 1999 from $15.3 million for the six months ended June 30, 1998, representing 43% and 51%, respectively, of total revenues during such periods. This decrease in revenues results from a 3% decrease in the number of heart allograft shipments for the six months ended June 30, 1999. The decrease in the number of heart allograft shipments primarily results from fewer pulmonary heart valve allografts being shipped due to a decrease in the number of Ross procedures being performed. The Company has attempted to promote the positive clinical results of the Ross procedure by hosting science forums around the country with its cardiovascular surgeon customers. While the response from the surgeons has been positive we are currently unable to predict the trend in pulmonary heart valve shipments.

Revenues from human vascular tissue cryopreservation services increased 26% to $4.5 million for the three months ended June 30, 1999 from $3.6 million for the three months ended June 30, 1998, representing 26% and 23%, respectively, of total revenues during such periods. Revenues from human vascular tissue cryopreservation services increased 33% to $9.4 million for the six months ended June 30, 1999 from $7.1 million for the six months ended June 30, 1998, representing 28% and 24%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 15% and a 22% increase in the number of vascular allograft shipments for the three months and six months ended June 30, 1999, respectively, due to an increased demand and the Company's ability to procure greater amounts of tissue. The increase in revenues was also due to the Company's focus on procuring and distributing long segment veins which have a higher per unit revenue than the short segment veins.

Revenues from human connective tissue cryopreservation services increased 31% to $2.5 million for the three months ended June 30, 1999 from $1.9 million for the three months ended June 30, 1998, representing 15% and 12%, respectively, of total revenues during such periods. Revenues from human connective tissue cryopreservation services increased 32% to $4.9 million for the six months ended June 30, 1999 from $3.7 million for the six months ended June 30, 1998, representing 15% and 12%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 16% and a 19% increase in the number of allograft shipments for the three months and six months ended June 30, 1999, respectively, due to increased demand, the Company's ability to procure greater amounts of tissue and the introduction of osteoarticular grafts in January 1999. Additional revenue increases have resulted from a greater proportion of the 1999 shipments consisting of cryopreserved menisci, which have a significantly higher per unit revenue than the Company's cryopreserved tendons and price increases for the cryopreservation of menisci and tendons during the third quarter of 1998.

Revenues from Ideas for Medicine, Inc. ("IFM") were $1.6 million for the three months ended June 30, 1999 and 1998, representing 9% and 10%, respectively, of total revenues during such periods. Revenues from Ideas for Medicine, Inc. ("IFM") were $3.2 million for the six months ended June 30, 1999 and 1998, representing 9% and 11%, respectively, of total revenues during such periods. The IFM product line was sold on September 30, 1998 to Horizon Medical Products, Inc ("HMP"). In October 1998 IFM began an OEM manufacturing agreement with HMP which provides for the manufacture by IFM of specified minimum dollar amounts of IFM products to be purchased exclusively by the purchaser of the IFM product line over each of the four years following the sale.

On June 22, 1999 IFM notified HMP that it was in default of certain provisions of the Manufacturing Agreement ("the Agreement"). Specifically, HMP is in violation of the payment provisions contained within the Agreement, which calls for inventory purchases to be paid for within 45 days of delivery. Additionally, HMP is in violation due to nonpayment of interest related to such past due accounts receivable. The total of accounts receivable due from HMP at June 30, 1999 was approximately $2.5 million.

HMP has 60 days from the notification of default to cure. If HMP does not take corrective action within 60 days, the Company may terminate the Agreement at its discretion. If the Company terminates the Agreement, HMP would be liable to the Company for six months of direct and indirect labor associated with the manufacturing of the IFM product line and manufacturing overhead for the remainder of the Agreement.

HMP has indicated to the Company that it will not be able to meet the minimum purchase requirements outlined in the Agreement. The Company and HMP are currently negotiating to revise the Agreement. Additionally, the Company is evaluating its alternatives, including reacquiring the IFM product line. If the Agreement is terminated, the Company may receive lower revenues and incur related expenses.

Revenues from bioprosthetic cardiovascular devices increased 51% to $330,000 for the three months ended June 30, 1999 from $218,000 for the three months ended June 30, 1998, representing 2% and 1%, respectively, of total revenues during such periods. Revenues from bioprosthetic cardiovascular devices increased 27% to $529,000 for the six months ended June 30, 1999 from $418,000 for the six months ended June 30, 1998, representing 2% and 1%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 31% and an 9% increase in the number of bioprosthetic cardiovascular device shipments due to increased demand for the three months and six months ended June 30, 1999, respectively, due to increased manufacturing capacity.

Revenues from BioGlue(R) surgical adhesive increased 90% to $409,000 for the three months ended June 30, 1999 from $215,000 for the three months ended June 30, 1998, representing 2% and 1%, respectively, of total revenues during such periods. Revenues from BioGlue surgical adhesive increased 208% to $663,000 for the six months ended June 30, 1999 from $215,000 for the six months ended June 30, 1998, representing 2% and 1%, respectively, of total revenues during such periods. The increase in revenues is due to increased product awareness since the introduction of BioGlue in April of 1998, increased surgeon training and the receipt of CE approval for pulmonary indications in Europe in March 1999.

Grant revenues increased to $127,000 for the three months ended June 30, 1999 from $77,000 for the three months ended June 30, 1998. Grant revenues increased to $393,000 for the six months ended June 30, 1999 from $137,000 for the six months ended June 30, 1998. This increase in grant revenues is primarily attributable to the SynerGraft(R) research and development programs.

Other revenues and expenses decreased to $40,000 expense for the three months ended June 30, 1999 from $708,000 revenue for the three months ended June 30, 1998. Other revenues decreased to $4,000 for the six months ended June 30, 1999 from $772,000 for the six months ended June 30, 1998. Other revenues in 1998 relate primarily to proceeds from the sale of the Company's port product line.

Cost of cryopreservation services and products aggregated $8.2 million for the three months ended June 30, 1999, compared to $6.3 million for the corresponding period in 1998, representing 48% and 41%, respectively, of total cryopreservation and product revenues in each period. Cost of cryopreservation services and products aggregated $15.6 million for the six months ended June 30, 1999, compared to $11.8 million, respectively, for the six months ended June 30, 1998, representing 47% and 39% of total cryopreservation and product revenues, respectively. The increase in 1999 of the cost of cryopreservation services and products as a percentage of revenues results from a lesser portion of 1999 revenues being derived from human heart valve and conduit cryopreservation services, which carry a significantly higher gross margin than other cryopreservation services, and from the switch in October of 1998 to OEM manufacturing of single-use medical devices, which generates lower gross margins than cryopreservation services and lower gross margins than the IFM products generated prior to the sale of the IFM product line.

General, administrative and marketing expenses increased 2% to $5.9 million for the three months ended June 30, 1999, compared to $5.8 million for the corresponding period in 1998, representing 34% and 38%, respectively, of total cryopreservation and product revenues in each period. General, administrative and marketing expenses increased 3% to $12.1 million for the six months ended June 30, 1999, compared to $11.7 million for the corresponding period in 1998, representing 36% and 39%, respectively, of total cryopreservation and product revenues in each period. The increase in expenditures in 1999 resulted from expenses incurred to support the increase in revenues, partially offset by increased absorption of overhead expenses associated with increased production of new products.

Research and development expenses decreased 30% to $883,000 for the three months ended June 30, 1999, compared to $1.3 million for the corresponding period in 1998, representing 5% and 8%, respectively, of total cryopreservation and product revenues for each period. Research and development expenses decreased 14% to $2.0 million for the six months ended June 30, 1999, compared to $2.3 million for the corresponding period in 1998, representing 6% and 8%, respectively, of total cryopreservation and product revenues for each period. The decrease in expenses was primarily due to the delayed start date of certain outside consulting projects until the third quarter of 1999. Research and development spending relates principally to the Company's focus on its bioadhesives and SynerGraft technologies.

Net interest income was $278,000 for the three months ended June 30, 1999 compared to net interest income of $281,000 for the corresponding period in 1998. Net interest income was $584,000 for the six months ended June 30, 1999 compared to net interest expense of $110,000 for the corresponding period in 1998. This increase in interest income and decrease in interest expense for the six months ended June 30, 1999 was due to the receipt of interest income on the invested proceeds from the follow-on equity offering (the "Offering") completed in April 1998 and reduction of interest expense from the repayment of certain indebtedness with the proceeds from the Offering, as well as the conversion of a portion of a convertible debenture into common stock of the Company.

The decline in the effective income tax rate to 33% from 34% for the three months ended June 30, 1999 and 1998, respectively, and to 33% from 35% for the six months ended June 30, 1999 and 1998, respectively, is due to lower effective state tax rates.

SEASONALITY

The demand for the Company's human heart valve and conduit cryopreservation services is seasonal, with peak demand generally occurring in the second and third quarters. Management believes this demand trend for human heart valve and conduit cryopreservation services is primarily due to the high number of surgeries scheduled during the summer months. Management believes the trends experienced by the Company to date for its human connective tissue for the knee cryopreservation services indicate this business may also be seasonal because it is an elective procedure which may be performed less frequently during the fourth quarter holiday months. However, the demand for the Company's vascular tissue cryopreservation services, bioprosthetic cardiovascular devices, and BioGlue surgical adhesive does not appear to experience this seasonal trend. As an OEM manufacturer of single-use medical devices, the sale of those products are dictated by a manufacturing agreement which is not affected by a seasonal trend.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, net working capital was $61.6 million, compared to $62.3 million at December 31, 1998, with a current ratio of 8 to 1 at June 30, 1999. The Company's primary capital requirements arise out of general working capital needs, capital expenditures for facilities and equipment and funding of research and development projects and a common stock repurchase plan approved by the Board of directors in October of 1998. The Company historically has funded these requirements through bank credit facilities, cash generated by operations and equity offerings.

Net cash used in operating activities was $3.1 million for the six months ended June 30, 1999, as compared to net cash provided by operating activities of $1.0 million for the six months ended June 30, 1998. This increase primarily resulted from an increase in the accounts receivables due to increased revenues and the increase in the accounts receivable due from Horizon Medical Products, Inc. Additional increases resulted from an increase in the amount of accounts payable liquidated in the first quarter of 1999 due to the expansion of the BioGlue manufacturing laboratory at corporate headquarters, partially offset by the reduction in the increase of deferred preservation costs and inventories between the first half of 1999 as compared to the first half of 1998.

Net cash used in investing activities was $2.0 million for the six months ended June 30, 1999, as compared to $2.8 million for the six months ended June 30, 1998. This decrease was primarily attributable to the decrease in the capital expenditures in the first half on 1999, the decrease in the addition of other assets during the first quarter of 1999, and the sales of marketable equity securities during the first half of 1999, partially offset by purchases of marketable equity securities.

Net cash used in financing activities was $2.6 million for the six months ended June 30, 1999, as compared to net cash provided by financing activities of $33.8 million for the six months ended June 30, 1998. This decrease was primarily attributable to a follow-on equity offering in March of 1998 that generated proceeds of $45.4 million, partially offset by the repayment of borrowings on the Company's bank loans, and accrued interest thereon, totaling $13.3 million. Additional decreases resulted from the repurchase of treasury stock during the first half of 1999.

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

CONTINGENCY PLAN:. With the exception of the clinical tracking database, the Company believes it is year 2000 compliant. However, as of June 30, 1999 the Company completed its contingency plan which provides for manual paper record keeping based on standard operating procedures currently documented. The Company anticipates its current personnel will be sufficient to accomplish the task manually although additional time and effort will be required. Although the clinical tracking system is not critical to the day-to-day operations of the Company, it is important for FDA compliance regarding follow-up procedures after transplant. A delay in the implementation of the new clinical tracking system would result in the Company having to rely on its paper support for required FDA data. As a part of other emergency procedures, the Company maintains limited power generation and other emergency backup facilities. Although the Company is uncertain what the costs associated with a disruption in its business activities would be or the related impact on operations, liquidity and financial condition, the Company does not expect the impact to be material.

The Company believes that it is diligently addressing the year 2000 issue and expects that through its actions, year 2000 problems are not reasonably likely to have a material adverse effect on its operations. However, there can be no assurance that such problems will not arise.


FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q for the quarter ended June 30, 1999 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements as a result of adverse changes in any of a number of factors that affect the Company's business, including without limitation, changes in (1) the effects on the Company of year 2000 issues including unanticipated expenses in connection therewith, (2) the Company's ability to find an equity investor in the FibRx technology and the impact of such an investment on the Company's liquidity, (3) the adequacy of the Company's financing arrangements over the next twelve months, (4) the ongoing discussions with HMP, and (5) governmental or third-party reimbursement policies. See the "Business-Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more detailed discussion of factors which might affect the Company's future performance.

Item 3.   Qualitative and Quantitative Discussion About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents of $4.1 million and short-term investments of $17.1 million in municipal obligations as of June 30, 1999 as well as interest paid on its debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains 80% to 90% of its debt as fixed rate in nature. As a result, the Company is subject to a risk that interest rates will decrease and the Company may be unable to refinance its debt.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         None

Item 2.  Changes in Securities.
         None

Item 3.  Defaults Upon Senior Securities.
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

          (a)  The Annual Meeting of Shareholders was held on May 27, 1999.

          (b) Management's nominees for director were elected at the meeting by the holders of common stock. The election was uncontested.

     The  following  table  shows  the  results  of voting  in the  election  of
Directors:

                                      Shares Voted For        Authority Withheld
Steven G. Anderson                    11,694,180                      78,455
Ronald C. Elkins, M.D.                11,679,812                      92,823
Benjamin H. Gray                      11,694,180                      78,455
Virginia C. Lacy                      11,679,812                      92,823
Ronald D. McCall, Esq.                11,679,812                      92,823

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


27.1 Financial Data Schedule: Quarter Ended June 30, 1999

     (b) Current Reports on Form 8-K.

          The Registrant filed a Current Report on Form 8-K with the Commission on June 4 with respect to a Change in the Registrant's Certifying Accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CRYOLIFE, INC.
                                 (Registrant)

July 20, 1999                   /s/ EDWIN B. CORDELL, JR..
------------------               ----------------------------------
DATE                             EDWIN B. CORDELL, JR.
                                 Vice President and Chief Financial
                                 Officer
                                 (Principal Financial and
                                 Accounting Officer)