Form 10-Q
period 1999-09-30
CRYOLIFE INC
filed 1999-10-26
CIK 784199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999
                         Commission File Number 0-21104

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

YES   X    NO ____

The number of shares of common stock, par value $0.01 per share, outstanding on October 25, 1999 was 12,247,801.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                    SUMMARY CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      Three Months Ended              Nine Months Ended
                                                          September 30,                September 30,
                                                      -------------------            -------------------
                                                         1999        1998                1999        1998
                                                         ----        ----                ----        ----
                                                          (Unaudited)                    (Unaudited)

Revenues:
 Preservation services and products                   $ 16,274     $ 15,846           $ 49,601     $ 45,824
 Research grants and licenses                              255          168                648          305
                                                      ---------    ---------          ---------    ---------
                                                        16,529       16,014             50,249       46,129
Costs and expenses:
 Cost of preservation services and products              6,930        6,263             22,541       18,089
 General, administrative and marketing                   6,181        6,310             18,283       18,066
 Research and development                                1,156        1,150              3,113        3,416
 Interest expense                                           92          110                300          619
 Interest income                                          (361)        (483)            (1,153)        (883)
 Other income, net                                         (28)        (200)               (32)        (970)
                                                      ---------    ---------          ---------    ---------
                                                        13,970       13,150             43,052       38,337
                                                      ---------    ---------          ---------    ---------
Income before income taxes                               2,559        2,864              7,197        7,792
Income tax expense                                         845          962              2,376        2,718
                                                      ---------    ---------          ---------    ---------
Net income                                            $  1,714     $  1,902           $  4,821     $  5,074
                                                      =========    =========          =========    =========

Earnings per share:
         Basic                                        $   0.14     $   0.15           $   0.39     $   0.43
                                                      =========    =========          =========    =========
         Diluted                                      $   0.14     $   0.15           $   0.38     $   0.42
                                                      =========    =========          =========    =========
Weighted average shares outstanding
         Basic                                          12,274       12,808             12,372       11,754
                                                      =========    =========          =========    =========
         Diluted                                        12,485       13,074             12,563       12,058
                                                      =========    =========          =========    =========


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements
                                              CRYOLIFE, INC.
                                    SUMMARY CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                                           September 30,   December 31,
                                                                               1999            1998
                                                                            -----------    ------------
                                                                            (Unaudited)

ASSETS
Current Assets:
     Cash and cash equivalents ............................................   $  5,418    $ 12,885
     Marketable securities, at market .....................................     25,616      26,713
     Receivables (net) ....................................................     13,945      11,187
     Deferred preservation costs (net) ....................................     16,644      14,239
     Inventories ..........................................................      5,688       3,385
     Prepaid expenses and other assets ....................................      2,321       1,945
     Deferred income taxes ................................................        922       1,348
                                                                              ---------   ---------
       Total current assets ...............................................     70,554      71,702
                                                                              ---------   ---------
Property and equipment (net) ..............................................     21,279      21,460
Goodwill (net) ............................................................      1,614       1,685
Patents (net) .............................................................      2,344       2,216
Other (net) ...............................................................      1,490       1,327
Deferred income taxes .....................................................        582        --
                                                                              ---------   ---------
     TOTAL ASSETS .........................................................   $ 97,863    $ 98,390
                                                                              =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable .....................................................   $  1,313    $  1,655
     Accrued expenses .....................................................      2,827       2,968
     Accrued procurement fees .............................................      2,474       1,806
     Accrued compensation .................................................      1,272       1,185
     Current maturities of capital lease obligations ......................        196         224
     Current maturities of long-term debt .................................        287         516
     Deferred income ......................................................      1,042       1,038
                                                                              ---------   ---------
       Total current liabilities ..........................................      9,411       9,392
                                                                              ---------   ---------
Deferred income, less current portion .....................................        591       1,525
Deferred income taxes .....................................................       ---          410
Capital lease obligations, less current maturities ........................      1,575       1,714
Convertible debenture .....................................................      4,393       4,393
Other long-term debt ......................................................        250         535
                                                                              ---------   ---------
     Total liabilities ....................................................     16,220      17,969
                                                                              ---------   ---------
Shareholders' equity:
     Preferred stock ......................................................       ---         ---
     Common stock (issued 13,361 shares in 1999 and 1998) .................        134         134
     Additional paid-in capital ...........................................     64,347      64,347
     Retained earnings ....................................................     23,934      19,113
     Unrealized gain (loss) on marketable securities ......................       (397)        139
     Less:  Treasury stock (1,106 shares in 1999 and
       845 shares in 1998) ................................................     (6,375)     (3,312)
                                                                              ---------   ---------
          Total shareholders' equity ......................................     81,643      80,421
                                                                              ---------   ---------
     TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY ..............................................   $ 97,863    $ 98,390
                                                                              =========   =========

See accompanying notes to summary consolidated financial statements

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                    1999        1998
                                                                                  ---------   ---------
                                                                                        (Unaudited)
Net cash flows (used in) provided by operating activities:
     Net income ...............................................................   $  4,821    $  5,074
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred income recognized .............................................       (930)       ---
       Gain on sale of marketable equity securities ...........................       (116)       ---
       Depreciation and amortization ..........................................      2,311       1,807
       Provision for doubtful accounts ........................................         72          77
       Deferred income taxes ..................................................       (290)       (875)
       Changes in operating assets and liabilities:
          Receivables .........................................................     (2,830)     (1,434)
          Deferred preservation costs and inventories .........................     (4,708)     (3,700)
          Prepaid expenses and other assets ...................................       (376)     (1,303)
          Accounts payable and accrued expenses ...............................        272       1,186
                                                                                  ---------   ---------
       Net cash flows (used in) provided by operating activities ..............     (1,774)        832
                                                                                  ---------   ---------

Net cash flows (used in) provided by investing activities:
     Capital expenditures .....................................................     (1,912)     (2,689)
     Other assets .............................................................       (438)       (511)
     Net proceeds from sale of IFM product lines ..............................       ---       15,000
     Purchases of marketable securities .......................................     (4,722)       ---
     Sales of marketable securities ...........................................      5,123        ---
                                                                                  ---------   ---------
     Net cash flows (used in) provided by  investing activities ...............     (1,949)     11,800
                                                                                  ---------   ---------

Net cash flows (used in) provided by financing activities:
     Principal payments of debt ...............................................       (514)    (13,976)
     Proceeds from borrowings on revolving term loan ..........................       ---        1,680
     Payment of obligations under capital leases ..............................       (167)       (150)
     Purchase of treasury stock ...............................................     (3,404)       ---
     Proceeds from issuance of common stock and
         from notes receivable from shareholders ..............................        341      46,097
                                                                                  ---------   ---------
     Net cash (used in) provided by financing activities ......................     (3,744)     33,651
                                                                                  ---------   ---------
(Decrease) increase in cash ...................................................     (7,467)     46,283
Cash and cash equivalents, beginning of period ................................     12,885         111
                                                                                  ---------   ---------
Cash and cash equivalents, end of period ......................................   $  5,418    $ 46,394
                                                                                  =========   =========

Supplemental cash flow information Non-cash investing and financing activities:
     Establishing capital lease obligations ...................................   $   ---     $  2,141
                                                                                  =========   =========
     Debt conversion into common stock ........................................   $   ---     $    607
                                                                                  =========   =========

See accompanying notes to summary consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) generally accepted accounting principles for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife, Inc. (the "Company") Form 10-K for the year ended December 31, 1998.


NOTE 2 - INVESTMENTS

The Company maintains cash equivalents and investments in several large well-capitalized financial institutions, and the Company's policy disallows investment in any securities rated less than "investment-grade" by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading, and marketable equity securities not classified as trading, are classified as available-for-sale. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At September 30, 1999 all marketable equity securities and debt securities held by the Company were designated as available-for-sale.

Total gross realized gains on sales of available-for-sale securities were $0 for the three months ended September 30, 1999 and 1998, respectively. Total gross realized gains on sales of available-for-sale securities were $116,000 and $0 for the nine months ended September 30, 1999 and 1998, respectively. As of
September  30,  1999  differences  between  cost and  market of  $601,000  (less deferred taxes of $204,000) are included as a separate component of shareholders' equity.

At September 30, 1999 and December 31, 1998, approximately $3.4 million and $25.7 million, respectively, of debt securities with original maturities of 90 days or less at their acquisition dates were included in cash and cash equivalents. At September 30, 1999 and December 31, 1998 approximately $2 million and $0, respectively, of investments matured between 90 days and 1 year and approximately $15 million and $5.1 million of investments matured between one and five years, respectively. The market values of these securities approximate cost.

NOTE 3 - INVENTORIES

Inventories are comprised of the following:
                                   (Unaudited)
                                  September 30,     December 31,
                                      1999              1998
                               -----------------------------------

Raw materials                  $     1,768,000    $      1,296,000
Work-in-process                        902,000           1,037,000
Finished goods                       3,018,000           1,052,000
                               -----------------------------------
                               $     5,688,000    $      3,385,000
                               ===================================

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      (Unaudited)                   (Unaudited)
                                                                   Three Months Ended            Nine Months Ended
                                                                       September 30,               September 30,
                                                                 ----------------------        ----------------------
                                                                   1999              1998          1999          1998
                                                                   ----              ----          ----          ----
Numerator for basic and diluted earnings
     per share - net income ................................   $ 1,714 ,000   $ 1,902,000   $ 4,821,000     $ 5,074,000
                                                               ============   ===========   ===========     ===========
Denominator for basic earnings per share -
     weighted-average basis ................................     12,274,000    12,808,000    12,372,000      11,754,000
Effect of dilutive stock options ...........................        211,000       266,000       191,000         304,000
                                                               ------------   -----------   -----------     -----------
Denominator for diluted earnings per share -
     adjusted weighted-average shares ......................     12,485,000    13,074,000    12,563,000      12,058,000
                                                               ============   ===========   ===========     ===========

Earnings per share:
     Basic .................................................   $        .14   $       .15   $       .39     $       .43
                                                               ============   ===========   ===========     ===========
     Diluted ...............................................   $        .14   $       .15   $       .38     $       .42
                                                               ============   ===========   ===========     ===========



NOTE 5 - COMPREHENSIVE INCOME

During the nine months ended September 30, 1999 and 1998, net comprehensive income was less than net income by approximately $536,000 and $0, respectively, due to unrealized losses on marketable equity securities.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Preservation and product revenues increased 3% to $16.3 million for the three months ended September 30, 1999 from $15.8 million for the same period in 1998. Preservation and product revenues increased 8% to $49.6 million for the nine months ended September 30, 1999 from $45.8 million for the same period in 1998. The increase in revenues was primarily due to the growing acceptance in the medical community of cryopreserved tissues which has resulted in increased demand for many of the Company's cryopreservation services, the Company's ability to procure greater amounts of tissue, price increases for certain preservation services during third quarter of 1998, revenues attributable to the Company's introduction of BioGlue surgical adhesive in international markets in April of 1998 with respect to the nine months ended September 30, 1999 and an increase in the demand for BioGlue with respect to the three months ended September 30, 1999, and revenues attributable to the Company's introduction of osteoarticular grafts in January of 1999. These increases in revenues also have been offset by certain decreases as discussed below.

Revenues from human heart valve and conduit cryopreservation services decreased 7% to $7.8 million for the three months ended September 30, 1999 from $8.4 million for the three months ended September 30, 1998, representing 47% and 53%, respectively, of total revenues during such periods. Revenues from human heart valve and conduit cryopreservation services decreased 6% to $22.5 million for the nine months ended September 30, 1999 from $23.8 million for the nine months ended September 30, 1998, representing 45% and 52%, respectively, of total revenues during such periods. This decrease in revenues resulted from an 11% and an 8% decrease in the number of heart allograft shipments for the three months and nine months ended September 30, 1999, respectively. The decrease in the number of heart allograft shipments primarily resulted from fewer pulmonary heart valve allografts being shipped due to a decrease in the number of Ross procedures being performed. The Company has attempted to promote the positive clinical results of the Ross procedure by hosting science forums around the country with its cardiovascular surgeon customers. While the response from the surgeons has been positive we are currently unable to predict the trend in pulmonary heart valve shipments.

Revenues from human vascular tissue cryopreservation services increased 34% to $4.6 million for the three months ended September 30, 1999 from $3.4 million for the three months ended September 30, 1998, representing 28% and 21%, respectively, of total revenues during such periods. Revenues from human vascular tissue cryopreservation services increased 33% to $14.0 million for the nine months ended September 30, 1999 from $10.5 million for the nine months ended September 30, 1998, representing 28% and 23%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 32% and a 25% increase in the number of vascular allograft shipments for the three months and nine months ended September 30, 1999, respectively, due to an increased demand and the Company's ability to procure greater amounts of tissue. The increase in revenues was also due to the Company's focus on procuring and distributing long segment veins, which have a higher per unit revenue than the short segment veins.

Revenues from human connective tissue cryopreservation services increased 61% to $3.0 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998, representing 18% and 12%, respectively, of total revenues during such periods. Revenues from human connective tissue cryopreservation services increased 41% to $7.9 million for the nine months ended September 30, 1999 from $5.6 million for the nine months ended September 30, 1998, representing 16% and 12%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 43% and a 27% increase in the number of allograft shipments for the three months and nine months ended September 30, 1999, respectively, due to increased demand, the Company's ability to procure greater amounts of tissue and the introduction of osteoarticular grafts in January of 1999. Additional revenue increases have resulted from a greater proportion of the 1999 shipments consisting of cryopreserved menisci, which have a significantly higher per unit revenue than the Company's cryopreserved tendons, and price increases for the cryopreservation of menisci and tendons during the third quarter of 1998.

Revenues from Ideas for Medicine, Inc ("IFM") decreased 85% to $231,000 for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998, representing 1% and 10%, respectively, of total revenues during such periods. Revenues from IFM decreased 27% to $3.4 million for the nine months ended September 30, 1999 from $4.7 million for the nine months ended September 30, 1998, representing 7% and 10%, respectively, of total revenues during such periods. The decrease in the revenues for the three months and nine months ended September 30, 1999 is due to Horizon Medical Products, Inc.'s ("HMP") failure to meet the minimum purchase requirements set forth in the Manufacturing Agreement discussed below.

The IFM product line was sold on September 30, 1998 to HMP. In October 1998 IFM began an OEM manufacturing agreement with HMP which provides for the manufacture by IFM of specified minimum dollar amounts of IFM products to be purchased exclusively by HMP over each of the four years following the sale.

On June 22, 1999 IFM notified HMP that it was in default of certain provisions of the Manufacturing Agreement (the "Agreement"). Specifically, HMP is in violation of the payment provisions contained within the Agreement, which calls for inventory purchases to be paid for within 45 days of delivery. Additionally, HMP is in violation due to nonpayment of interest related to such past due accounts receivable. The total of accounts receivable due from HMP at September 30, 1999 was approximately $1.9 million.

After notification of the default, HMP indicated to the Company that it would not be able to meet and has not met the minimum purchase requirements outlined in the Agreement. However, IFM has continued to manufacture product. Accordingly, finished goods inventory has increased by approximately $1.3 million since June 30, 1999 to $2.5 million. The Company expects to realize its investment in the inventory as a part of current negotiations between the Company and HMP to either revise the Agreement or reach some other mutually agreeable solution to the default; however, there can be no guarantee that this will be the case. Any potential resolution may adversely affect the Company's operating results. Such adverse effects could include lower revenues and the incurrence of related expenses.

Revenues from bioprosthetic cardiovascular devices decreased 8% to $224,000 for the three months ended September 30, 1999 from $243,000 for the three months ended September 30, 1998, representing 1% and 2%, respectively, of total revenues during each such periods. Revenues from bioprosthetic cardiovascular devices increased 14% to $753,000 for the nine months ended September 30, 1999 from $660,000 for the nine months ended September 30, 1998, representing 1% of total revenues during such periods. This decrease in revenues for the three months ended September 30, 1999 was primarily due to a 16% decrease in the number of bioprosthetic cardiovascular device shipments due to the timing of orders received by distributors offset by price increases in November 1998. The increase in the revenues for the nine months ended September 30, 1999 was primarily due to price increases in November of 1998.

Revenues from BioGlue(R) surgical adhesive increased 21% to $445,000 for the three months ended September 30, 1999 from $367,000 for the three months ended September 30, 1999, representing 3% and 2%, respectively, of total revenues during such periods. Revenues from BioGlue surgical adhesive increased 91% to $1.1million for the nine months ended September 30, 1999 from $582,000 for the nine months ended September 30, 1999, representing 2% and 1%, respectively, of total revenues during such periods. The increase in revenues is due to increased product awareness since the introduction of BioGlue in April of 1998, increased surgeon training and the receipt of CE approval for pulmonary indications in Europe in March 1999.

Grant revenues increased to $255,000 for the three months ended September 30, 1999 from $168,000 for the three months ended September 30, 1998. Grant revenues increased to $648,000 for the nine months ended September 30, 1999 from $305,000 for the nine months ended September 30, 1998. This increase in grant revenues is primarily attributable to the SynerGraft(R) research and development programs.

Other income decreased to $28,000 for the three months ended September 30, 1999 from $200,000 for the three months ended September 30, 1998. Other income decreased to $32,000 for the nine months ended September 30, 1998 from $970,000 for the nine months ended September 30, 1998. Other income in 1998 related primarily to proceeds from the sale of the Company's port product line.

Cost of cryopreservation services and products aggregated $6.9 million for the three months ended September 30, 1999, compared to $6.3 million for the corresponding period in 1998, representing 43% and 40%, respectively, of total cryopreservation and product revenues in each period. Cost of cryopreservation services and products aggregated $22.5 million for the nine months ended September 30, 1999, compared to $18.1 million, respectively, for the nine months ended September 30, 1998, representing 45% and 39% of total cryopreservation and product revenues, respectively. Cost of cryopreservation services and products increased 25% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase in 1999 of the cost of cryopreservation services and products as a percentage of revenues results from a lesser portion of 1999 revenues being derived from human heart valve and conduit cryopreservation services which carry a significantly higher gross margins than other cryopreservation services, and from the switch in October of 1998 to OEM manufacturing of single-use medical devices, which generates lower gross margins than cryopreservation services and lower gross margins than the IFM products generated prior to the sale of the IFM product line.

General, administrative and marketing expenses decreased 2% to $6.2 million for the three months ended September 30, 1999, compared to $6.3 million for the corresponding period in 1998, representing 38% and 40%, respectively, of total cryopreservation and product revenues in each period. General, administrative and marketing expenses increased 1% to $18.3 million for the nine months ended September 30, 1999, compared to $18.1 million for the corresponding period in 1998, representing 37% and 39%, respectively, of total cryopreservation and product revenues in each period. The increase in expenditures for the first nine months of 1999 resulted from expenses incurred to support the increase in revenues, partially offset by increased absorption of overhead expenses associated with increased production of new products. The decrease in expenditures for the three months ended September 30, 1999 resulted from increased absorption of overhead expenses associated with increased production of new products.

Research and development expenses were $1.2 million for the three months ended September 30, 1999, and 1998, representing 7% of total cryopreservation and product revenues for such periods. Research and development expenses decreased 9% to $3.1 million for the nine months ended September 30, 1999, compared to $3.4 million for the corresponding period in 1998, representing 6% and 7%, respectively, of total cryopreservation and product revenues for each period. The decrease in expenses was primarily due to the delayed start date of certain outside consulting projects until the third quarter of 1999. Research and development spending relates principally to the Company's focus on its bioadhesives and SynerGraft technologies.

Net interest income was $269,000 for the three months ended September 30, 1999 compared to net interest income of $373,000 for the corresponding period in 1998. Net interest income was $853,000 for the nine months ended September 30, 1999 compared to net interest income of $264,000 for the corresponding period in 1998. This increase in interest income for the nine months ended September 30, 1999 was due to the receipt of interest income on the invested proceeds from the follow-on equity offering (the "Offering") completed in April 1998 and reduction of interest expense from the repayment of certain indebtedness with the proceeds from the Offering, as well as the conversion of a portion of a convertible debenture into common stock of the Company.

The decline in the effective income tax rate to 33% from 34% for the three months ended September 30, 1999 and 1998, respectively, and to 33% from 35% for the nine months ended September 30, 1999 and 1998, respectively, is due to lower effective state tax rates.

SEASONALITY

The demand for the Company's human heart valve and conduit cryopreservation services is seasonal, with peak demand generally occurring in the second and third quarters. Management believes that this demand trend for human heart valve and conduit cryopreservation services is primarily due to the high number of pediatric surgeries scheduled during the summer months. Management believes that the trends experienced by the Company to date for its human connective tissue for the knee cryopreservation services indicate that this business may also be seasonal because it is an elective procedure that may be performed less frequently during the fourth quarter holiday months. However, the demand for the Company's human vascular tissue cryopreservation services, bioprosthetic cardiovascular devices and BioGlue surgical adhesive does not appear to experience this seasonal trend. As an OEM manufacturer of single-use medical devices, the sale of those products is currently dictated by a manufacturing agreement which is not affected by a seasonal trend.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, net working capital was $61.1 million, compared to $62.3 million at December 31, 1998, with a current ratio of 8 to 1. The Company's primary capital requirements arise out of general working capital needs, capital expenditures for facilities and equipment, funding of research and development projects and a common stock repurchase plan approved by the board of directors in October of 1998. The Company historically has funded these requirements through bank credit facilities, cash generated by operations and equity offerings.

Net cash used in operating activities was $1.8 million for the nine months ended September 30, 1999, as compared to net cash provided by operating activities of $832,000 for the nine months ended September 30, 1998. This decrease in cash primarily resulted from: 1) an increase in the accounts receivables due to increased revenues, 2) an increase in the accounts receivable due from HMP, 3) an increase in deferred preservation costs due to an increase in revenues, 4) an increase in inventories due to continued manufacturing of IFM products following HMP's default under its manufacturing agreement, and 5) an increase in the amount of accounts payable liquidated in the first quarter of 1999 due to the expansion of the BioGlue manufacturing laboratory at corporate headquarters, partially offset by a decrease in prepaids and other assets.

Net cash used in investing activities was $2.0 million for the nine months ended September 30, 1999, as compared to net cash provided by investing activities of $11.8 million for the nine months ended September 30, 1998. This decrease in cash was primarily attributable to the absence of proceeds from the sale of a product line during the third quarter of 1999 as compared to the third quarter of 1998, during which the IFM product line was sold, partially offset by a decrease in capital expenditures and net sales of marketable equity securities during the nine months ended September 30, 1999.

Net cash used in financing activities was $3.7 million for the nine months ended September 30, 1999, as compared to cash provided by financing activities of $33.7 million for the nine months ended September 30, 1998. This decrease in cash was primarily attributable to a follow-on equity offering in March of 1998 that generated proceeds of $45.4 million, partially offset by the repayment of borrowings on the Company's bank loans, and accrued interest thereon, totaling $13.3 million. Additional decreases resulted from the repurchase of treasury stock during the nine months ended September 30, 1999.

Management is currently seeking to complete a potential private placement of equity or equity-oriented securities to form a subsidiary company for the commercial development of its serine proteinase light activation (FibRx(R)) technologies. This strategy, if successful, will allow an affiliated entity to fund the FibRx technology and should expedite the commercial development of its blood clot dissolving and surgical sealant product applications without additional R&D expenditures by the Company (other than through the affiliated company). This strategy, if successful, will favorably impact the Company's liquidity going forward.

The Company anticipates that current cash and marketable securities and cash generated from operations will be sufficient to meet its operating and development needs for at least the next 12 months. However, the Company's future liquidity and capital requirements beyond that period will depend upon numerous factors, including the timing of the Company's receipt of FDA approvals to begin clinical trials for its products currently in development, the resources required to further develop its marketing and sales capabilities if, and when, those products gain approval, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. There can be no assurance that the Company will not require additional financing or will not seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital to meet future requirements. These additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000

The Company is aware of the issues that many companies will face as the year 2000 approaches. In order to become year 2000 compliant, the Company has set up a project team to address the issue and has taken the following steps:

IMPACT ASSESSMENT: The Company has identified potential year 2000 issues and the associated potential risks. The Company has assessed the impact of the year 2000 issue and believes that its business products and services will not be significantly impacted. Additionally, the Company has determined that all of the Company's financial and operational applications have been upgraded to or replaced with year 2000 compliant software.

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

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q for the quarter ended September 30, 1999 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements as a result of adverse changes in any of a number of factors that affect the Company's business, including without limitation (1) the effects on the Company of year 2000 issues including unanticipated expenses in connection therewith, (2) the Company's ability to find an equity investor in the FibRx technology and the impact of such an investment on the Company's liquidity, (3) the adequacy of the Company's financing arrangements over the next twelve months, (4) the outcome of the ongoing discussions with HMP and, (5) governmental or third-party reimbursement policies. See the "Business-Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more detailed discussion of factors which might affect the Company's future performance.

Item 3.   Qualitative and Quantitative Discussion About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents of $3.7 million and short-term investments of $17.0 million in municipal obligations as of September 30, 1999 as well as interest paid on its debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains 80% to 90% of its debt as fixed rate in nature. As a result, the Company is subject to a risk that interest rates will decrease and the Company may be unable to refinance its debt.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         None

Item 2.  Changes in Securities.
         None

Item 3.  Defaults Upon Senior Securities.
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other information.
         None.

Item 6.  Exhibits and Reports on Form 8-K

          (a)     The exhibit index can be found below.

Exhibit
Number                              Description
-------                             -----------

3.1*     Restated Certificate of Incorporation of the Company, as amended.


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

27*      Financial Data Schedule: Quarter Ended September 30, 1998

--------------
*  Filed herewith.

(b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CRYOLIFE, INC.
                                 (Registrant)

October 25, 1999                 /s/ EDWIN B. CORDELL, JR..
------------------               ----------------------------------
DATE                             EDWIN B. CORDELL, JR.
                                 Vice President and Chief Financial
                                 Officer  (Principal Financial and
                                 Accounting Officer)