Form 10-K
period 1999-12-31
CRYOLIFE INC
filed 2000-03-31
CIK 784199

1217270v3
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                  on which registered
-------------------------------                      ---------------------------
Common Stock, $.01 par value                         New York Stock Exchange
Preferred Share Purchase Rights                      New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:

     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__X__ Yes _____ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $231,500,000 at March 24, 2000 (10,522,762 shares). The number of common shares outstanding at March 24, 2000 was 12,286,196 (exclusive of treasury shares).

                       Documents Incorporated By Reference

     Part III: Portions of Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be filed not later than April 29, 2000.

                                     PART I

Item 1. Business.

Overview

CryoLife is the leader in the cryopreservation of viable human tissues for cardiovascular, vascular and orthopaedic transplant applications, and develops and commercializes additional implantable products, including bioprosthetic cardiovascular products and surgical bioadhesives, and single- use medical devices. The Company estimates that it provided approximately 70% of the cryopreserved human tissue implanted in the U.S. in 1998. The Company uses its expertise in biochemistry and cell biology, and its understanding of the needs of the cardiovascular, vascular and orthopaedic surgery medical specialties, to continue expansion of its core cryopreservation business and to develop or acquire complementary implantable products and technologies for these fields. The Company develops bioprosthetic cardiovascular devices including two novel design stentless porcine heart valves currently marketed in the European Community. The Company also develops proprietary implantable surgical bioadhesives, including BioGlue surgical adhesive, which it began commercializing for vascular applications within the European Community in April 1998. In addition, the Company serves as an Original Equipment Manufacturer ("OEM") manufacturer, through its Ideas For Medicine, Inc. ("IFM") subsidiary, of single-use medical devices for use in vascular surgical procedures.

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

CryoLife has developed and markets outside of the U.S. bioprosthetic cardiovascular devices for implantation, currently consisting of fixed stentless porcine heart valves. Fixed porcine heart valves are often preferred by surgeons for procedures involving elderly patients because they eliminate the risk of patient non-compliance with long-term anti-coagulation drug therapy associated with mechanical valves, are less expensive than human heart valves or mechanical valves and their shorter longevity is more appropriately matched with these patients' life expectancies. Unlike most other available porcine heart valves, the Company's stentless porcine heart valves do not contain synthetic stents which increase the risk of endocarditis, a debilitating and potentially fatal bacterial infection. The Company's CryoLife-O'Brien aortic heart valve, currently marketed in the European Community and certain other countries outside the U.S., is a stentless porcine heart valve which contains a matched composite leaflet design that approximates human heart valve blood flow characteristics and requires only a single suture line which simplifies surgical implantation. The Company's CryoLife-Ross pulmonary heart valve, another of the Company's fixed stentless porcine valves, is also marketed in the European Community and certain countries outside the U.S. The Company has applied its proprietary SynerGraft technology to its human heart valves and conduits and to some of its stentless porcine heart valves. SynerGraft involves the depopulation of living cells from the structure of heart tissues to allow the potential for repopulation of such tissue with recipient cells. In animal studies, porcine valves which were depopulated by the SynerGraft process were repopulated with cells from the valve recipient. This process is designed to reduce calcification of heart valves, thereby increasing longevity, and more generally to improve the biocompatibility and functionality of such tissue. The Company believes that its porcine heart valves, when treated with SynerGraft technology, will expand its opportunity to address the broader international and U.S. heart valve markets.

CryoLife is developing implantable biomaterials for use as surgical adhesives and sealants. The Company's patent protected BioGlue surgical adhesive, designed for cardiovascular, peripheral vascular and pulmonary applications, is a polymer based on a derivative of a blood protein and a cross linking agent. The
Company's patent protected FibRx surgical sealant, designed for tissue hemostasis and suture line sealing, is a light activated, biodegradable surgical sealant under development which is based on a derivative of the human blood factors fibrinogen and thrombin. Both of these products may offer advantages over sutures and staples, including more effective sealing and easier application. The Company estimates that the annual worldwide market for surgical sutures and staples in 1999 was in excess of $2 billion. The Company received CE Mark Certification in 1998 for use of its BioGlue surgical adhesive in vascular applications and began marketing this product in April 1998 in the European Community. Following the approval of the Food and Drug Administration to conduct human clinical studies for BioGlue surgical adhesive as an adjunct in the surgical repair of acute thoracic aortic dissections, the Company filed an application with FDA to market the product for this use under a Humanitarian Service Exemption. In December, 1999, the Company received US FDA approval of the HDE and immediately began marketing this product for use in the repair of acute thoracic aortic dissections in the U.S. pursuant to the HDE. Beginning in 1998, the Company began seeking to complete a potential private placement of equity or equity-oriented securities to form a minority-owned subsidary company, AuraZyme Pharmaceuticals, LLC (AuraZyme), for the commercial development of its photo-activated reversible inhibitor technology (FibRx), including the FibRx adhesive. Such strategy is designed to allow the Company to continue development of this technology without incurring additional research and development expenditures, other than through Aurazyme, and allow the Company to focus its resources on the commercial development of its BioGlue surgical adhesive and other products under development. As of December 31, 1999 a portion of the Company's assets relating to the development of FibRx have been classified as available for sale pending the identification of a corporate partner to fund future development.

Prior to October 1, 1998 CryoLife manufactured and distributed, through its IFM subsidiary, single-use medical devices, including endarterectomy surgical instruments, intravascular shunts, infusion ports, accessories utilized in laparoscopic procedures and a wide range of single and dual lumen balloon catheters. On September 30, 1998, the Company sold substantially all of its IFM product line to Horizon Medical Products, Inc. ("Horizon") pursuant to an asset purchase agreement. As part of this agreement, the Company committed to continue manufacturing the IFM product line as an OEM manufacturer of such products for Horizon for four years. Thereafter, responsibility for such manufacturing is to be assumed by Horizon. On June 22, 1999, IFM notified Horizon that it was in default of certain provisions of its OEM Manufacturing Agreement with the Company. The Company has been negotiating with Horizon in order to reach a mutually agreeable solution to the default; however, due to the significant uncertainties related to the Company's ability to realize its investment in IFM, the Company determined in the fourth quarter of 1999 that it had incurred an impairment loss on its IFM assets. See "Management's Discussions and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K .

In the U.S., the Company markets its cryopreservation services for human heart valves and conduits, human vascular tissue and its BioGlue surgical adhesive for use in the repair of acute thoracic aortic dissections through its direct technical service representatives and relies on independent orthopaedic sales representatives to market its cryopreservation services for human connective tissue for the knee. Internationally, cryopreserved human tissues, bioprosthetic cardiovascular devices and BioGlue surgical adhesive are distributed through independent representatives located in several countries in Europe, Canada, South America and Asia.


Growth Strategy

The Company's primary objective is to continue its consistent revenue growth and its profitability. The Company's strategy to generate continued growth is based on increasing the use of cryopreserved tissues as an alternative to mechanical and synthetic implantable products, developing new markets for existing products and technologies and developing new products and technologies for new and existing markets. The Company also selectively considers strategic acquisitions of complementary technologies and businesses to supplement its internal growth. The key elements of the Company's business and growth strategy are to:

Continue Leadership in Cryopreservation of Human Heart Valves and Conduits. The Company intends to increase the market penetration of its cryopreserved human heart valves and conduits by (i) expanding awareness of clinical advantages of cryopreserved human tissues through continuing educational efforts directed to physicians, prospective heart valve and conduit recipients and tissue procurement agencies, (ii) expanding its relationships with the more than 250 tissue banks and procurement agencies across the U.S. which direct tissue to the Company for cryopreservation, (iii) expanding its physician training activities, and (iv) expanding its product offerings by utilizing the first of its

SynerGraft technology applications to develop depopulated human heart valves and conduits with antigen reduction properties and the potential for recipient cell repopulation.

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

     - Broaden Application of Cryopreservation Services. The Company will continue to collect, monitor and evaluate implant data to (i) develop expanded uses for the human tissues currently cryopreserved by the Company and (ii) identify new human tissues as candidates for cryopreservation. In 1997, the Company began providing cryopreserved human vascular tissue to be used as dialysis access replacement grafts for patients undergoing long-term dialysis, and separately, as venous valve replacements for patients suffering from diseases of the venous system. In 1998, in addition to patellar and achilles tendons, the Company began providing cryopreserved posterior tibialis, anterior tibialis and semi t/gracilis tendons for use in knee repairs, and in 1999 began providing preserved human osteoarticular grafts to repair articular defects and aortoiliac grafts to repair infected abdominal aortic aneurysms. The Company is also investigating the use of cryopreserved human endothelial cells, peripheral nerves and spinal disks in various surgical applications.

     - Develop and Commercialize Biomaterials for Surgical Adhesive and Sealant Applications. In the second quarter of 1998, the Company began commercializing its patent protected BioGlue surgical adhesive in the European Community through its existing independent representatives. In April 1998 the Company received approval under an Investigational Device Exemption (IDE) to conduct clinical trials for BioGlue surgical adhesive in the U.S., and in December 1999 received US FDA approval to distribute BioGlue surgical adhesive under a Humanitarian Device Exemption ("HDE") for use as an adjunct in the repair of acute thoracic aortic dissections. The Company has received U.S. FDA approval to and will commence clinical trials under a supplemental IDE for use in general vascular and selected cardiac repairs. The Company has formed a subsidiary to raise equity or equity-related capital in order to continue development of its patent protected FibRx surgical sealant. In addition to the adhesive and sealant applications of these biomaterials, the Company intends to pursue, either directly or through strategic alliances, certain potential drug delivery applications of BioGlue surgical adhesive and FibRx surgical sealant, such as administering antibiotics, attaching chemotherapy drugs to tumors, delivering growth agents or delivering bone chips for orthopaedic bone repair.

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

     - Leverage Existing Capability across Product Lines. The Company intends to apply its expertise with stentless human heart valves to expand commercialization of its stentless porcine heart valves and to use its human heart valves and conduits and its stentless porcine heart valves as a platform for the development and commercialization of the Company's SynerGraft technology. New complementary products under development include modified single and double lumen balloon catheters for use in delivering the Company's implantable bioadhesives.

Services and Products

Cryopreservation of Human Tissue for Transplant/Living Biologic Devices

     The Company's proprietary and patent protected cryopreservation process involves the timely and controlled delivery of tissue procured from deceased human donors to the Company, the screening, disinfection, dissection and cryopreservation of the tissue by the Company, the storage and shipment of the cryopreserved tissue and the controlled thawing of the tissue. Thereafter, the tissue is surgically implanted into a human recipient.

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

Human Heart Valves and Conduits. The Company's revenues have been primarily derived from the cryopreservation of human heart valves and conduits for use in reconstructive heart valve replacement surgery. CryoLife shipped approximately 41,100 cryopreserved human heart valves and conduits from 1984 through 1999. Based on CryoLife's records of documented implants, management believes that the Company's success in the allograft heart valve market is due in part to physicians' recognition of the longevity and natural functionality of the Company's cryopreserved human tissues as compared to mechanical and porcine heart valve alternatives in certain applications. The Company currently applies its cryopreservation services to human aortic, pulmonary and mitral heart valves for implantation by cardiac surgeons. In addition, the Company provides cryopreserved conduit tissue, which is the only source of tissue available to surgeons who wish to perform certain specialized cardiac repair procedures. Each of these human heart valves and conduits maintains a viable tissue structure which more closely resembles and performs like the patient's own tissue than non-human tissue alternatives. In February 2000, the Company began distributing in the U.S. human heart valves processed by using the first of its SynerGraft technology applications, which involves depopulating the donor cells from the valve to produce antigen reduction properties and the potential for repopulation with the implant recipient's cells.


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

                                                       Porcine                                     Bovine
                             Cryopreserved   --------------------------------   Mechanical         Pericardium
                             Human                                              ----------------   ----------------
                             -------------
                                             Stented          Stentless(1)
                                             ---------------  ---------------
Materials:                   human           glutaraldehyde-  glutaraldehyde-   pyrolitic carbon  glutaraldehyde-
                             tissue          fixed pig        fixed pig         bi-               fixed cow
                                             tissue and       tissue            leaflet and       tissue
                                             synthetic sewing                   synthetic         and synthetic
                                             ring                               sewing ring       sewing ring


Blood Flow Dynamics:         normal          moderate         nearly normal     high elevation     high
                                             elevation                                             elevation
(Required Pressure) (2)      (0-5)           (10-20)          (5-15)            (10-25)            (10-30)
Mode of Failure:             gradual         gradual          expected to be    catastrophic       gradual
                                                              gradual

Longevity:                   20 years        7-10 years       expected to       20 years           10-15 years
                                                              exceed
                                                              stented porcine
                                                              valves

Increased Risk of
  Thromboembolic Events
  (strokes or other          no              occasional       expected to be    yes                occasional
  clotting):                                                  rare

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

Human Vascular Tissues. The Company cryopreserves human saphenous and superficial femoral veins for use in vascular surgeries that require small diameter conduits (3mm to 6mm), such as coronary bypass surgery and peripheral vascular reconstructions. Failure to bypass or revascularize an obstruction in such cases may result in death or the loss of a limb. The Company believes it offers the only available small diameter conduit product for below-the-knee vascular reconstruction and shipped approximately 17,600 human vascular tissues from 1986 through 1999.

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

In 1986, the Company began a program to cryopreserve saphenous veins for use in coronary artery bypass surgeries. Although the Company's cryopreserved human tissue was used in only a small percentage of the coronary artery bypass procedures performed in 1999, the Company believes it is the only commercially available alternative to the patient's own tissue.

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

Human Connective Tissue for the Knee. The Company provides cryopreserved surgical replacements for the meniscus and the anterior and posterior cruciate ligaments, which are connective tissues critical to the proper operation of the human knee. CryoLife has shipped approximately 11,300 human connective tissues for the knee through 1999.

Human menisci cryopreserved by the Company provide orthopaedic surgeons with an alternative treatment in cases where a patient's meniscus has been completely removed. When a patient has a damaged meniscus, the current surgical alternatives are to repair, partially remove or completely remove the patient's meniscus, with partial removal being the most common procedure. Meniscal removal increases the risk of premature knee degeneration and arthritis and typically results in the need for knee replacement surgery at some point during the patient's life. Management believes that there are no synthetic menisci on the market.

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

The Company's SynerGraft technology applies to its porcine heart valves and involves the removal of living cells from the structure of non-viable animal tissue to allow the potential repopulation of such tissue with the implant recipient's own cells. In animal studies, porcine valves that were depopulated by the SynerGraft process were repopulated with cells from the valve recipient. This process is designed to reduce calcification of porcine heart valves, thereby increasing their longevity, and more generally to improve the biocompatibility and functionality of such tissue. The Company believes that its porcine heart valves, when treated with SynerGraft technology, will expand its opportunity to address the broader international and U.S. heart valve markets.

Potential future SynerGraft technology applications may involve developing stentless porcine heart valves repopulated with viable human cells prior to implantation. This technology will use porcine tissues that have been depopulated of viable animal cells using the SynerGraft process.

The  following  table  sets  forth  the  bioprosthetic   cardiovascular  devices
currently marketed by the Company, along with the product features and market status for each.

      Fixed Stentless Porcine Valves                Features                 Regulatory/Market Status
      ------------------------------               ------------              -------------------------
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

      CryoLife-Ross                         pulmonary valve with         currently marketed in Europe with
                                            attached conduit             regulatory approval under CE Mark

The CryoLife-O'Brien aortic valve is a stentless porcine valve with design features which management believes provide significant advantages over other stentless porcine heart valves. CryoLife began exclusive worldwide distribution of this valve in 1992 and acquired all rights to the underlying technology in 1995. The Company's CryoLife-O'Brien aortic heart valve, currently marketed in the European Community and certain other territories outside the U.S., contains a matched composite leaflet design that approximates human heart valve blood flow characteristics and requires only a single suture line thereby simplifying surgical implantation. Most other stentless porcine valves require a more complicated implant procedure.

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

The Company plans to apply its proprietary SynerGraft technology to stentless porcine heart valves. The first of the SynerGraft technology applications involves developing depopulated stentless porcine heart valves with antigen reduction properties. This technology removes viable cells from animal tissues, thereby reducing the transplant recipient's immune response to the remaining depopulated tissues. The auto-immune response typically deposits calcium which attaches to and hardens implanted porcine heart valve tissue, a process known as calcification, which reduces the useful life of the implant. By removing viable animal cells from the tissue while maintaining the underlying structural strength of the porcine heart valve, this SynerGraft application is designed to provide a platform for a patient's own cells with the potential to naturally populate the implant.

The second of the SynerGraft technology applications involves an attempt to develop stentless porcine heart valves repopulated with viable human cells prior to implantation. This technology uses porcine tissues that have been depopulated of viable animal cells using the SynerGraft process.

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

In order to address the inherent limitations of sutures and staples, the Company has developed and begun commercializing its BioGlue surgical adhesive and is developing its FibRx surgical sealant. The BioGlue surgical adhesive is a polymeric surgical bioadhesive based on a derivative of a blood protein and a cross-linking agent. BioGlue surgical adhesive is nonbiodegradable and has a tensile strength that is four to five times that of FibRx surgical sealant. Clinical applications for BioGlue surgical adhesive include cardiovascular, vascular, and pulmonary repair. A derivative of the BioGlue technology is BioLastic(TM), an implantable biomaterial under development which is capable of exchanging oxygen and carbon dioxide. BioLastic is being developed for use in reinforcing or patching vascular tissue, repairing air leaks in lungs, and replacing or sealing holes in dura mater. FibRx surgical sealant is a light activated surgical sealant based on a derivative of the human blood factors fibrinogen and thrombin. The Company believes that FibRx is the only surgical sealant under development offering ease of use to the surgeon through either single-syringe or spray applicators. The Company is currently seeking funding for FibRx and other photo-activated reversible inhibitors through AuraZyme, its wholly owned subsidiary. In March 2000, the Company announced that it had entered into an agreement with Viragen, Inc. to conduct a project to research the feasibility of site-specifc delivery and activation of Viragen's anti-cancer proteins using the Company's light activation technology.

The following table summarizes certain important features, targeted applications and regulatory and market status of BioGlue surgical adhesive and FibRx surgical sealant:

                                  BioGlue Surgical Adhesive                   FibRx Surgical
                                                                                 Sealant
                             ------------------------------------ -----------------------------------------
      Composition:           animal albumin and glutaraldehyde    thrombin, fibrinogen and a thrombin
                                                                  inhibitor

      Method of Application: double syringe; mixing device        light activated single syringe; or
                             provided                             light
                                                                  activated spray applicator

      Targeted Clinical      vascular repair; anastomotic         hemostasis in cardiovascular
        Applications:        sealing; aortic                      procedures; modified tPA, drug delivery
                             dissection repair; carotid
                             endarterectomy
                             patching; tissue bonding; pulmonary
                             repair

      Performance            high tensile strength;               strength of normal human blood clot;
        Characteristics:     non-biodegradable                    biodegradable; flexible, easily
                                                                  manipulated

      Regulatory/Market
        Status
        Europe, Canada and   Approved for cardiovascular,         regulatory pathway to be determined
        certain other        vascular and pulmonary repair        pending AuraZyme funding
        countries:           applications


        United States:       FDA approved as a Humanitarian Use   regulatory pathway to be determined
                             Device for use as an adjunct in      pending AuraZyme funding
                             repair of acute thoracic aortic
                             dissections; clinical trials for
                             general vascular and selected
                             cardiac repairs will begin in second
                             quarter of 2000

                                        9

     The Company estimates that the worldwide market for surgical sutures and staples in 1999 was in excess of $2 billion. The Company began shipping BioGlue surgical adhesive for distribution in the European Community in the second quarter of 1998 for use in vascular applications, and in the U.S. in December 1999 pursuant to an HDE for use in repair of thoracic aortic dissections. The regulatory pathway for FibRx surgical sealant will be determined upon the funding of Aurazyme.

Single-Use Medical Devices

The Company serves as an OEM manufacturer, through its IFM subsidiary, of single-use medical devices including endarterectomy surgical instruments, intravascular shunts, infusion ports, accessories utilized in laparoscopic procedures and a wide range of single and dual lumen balloon catheters. The Company is benefiting from, and intends to utilize, its design and manufacturing expertise in developing single-use medical devices for use in conjunction with its human tissue and biomaterial products. An example of such a single-use medical device under development includes families of balloon catheters and applicator tips designed to assist in applying the BioGlue surgical adhesive. HMP has defaulted on its OEM manufacturing agreement with IFM. See "Management's Discussions and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K.


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

Procurement of Tissue. Donated human tissue is procured from deceased human donors by organ procurement agencies, tissue banks and subject to required testing and donor screening procedures. After procurement, the tissue is packed and shipped, together with certain information about the tissue and its donor, to the Company in accordance with the Company's protocols. The tissue is transported to the Company's laboratory facilities via commercial airlines pursuant to arrangements with qualified courier services. Timely receipt of procured tissue is important, as tissue that is not received promptly cannot be cryopreserved successfully. The procurement agency receives a fee for its services, which is paid by the Company. The procurement fee and related shipping costs are ultimately reimbursed to the Company by the hospital with which the implanting physician is associated. The Company has developed relationships with over 250 tissue banks and organ procurement agencies throughout the U.S. Management believes the establishment of these relationships is critical for a growing business in the cryopreservation services industry and that the breadth of these existing relationships provides the Company a significant advantage over potential new entrants to this market. As a result of its maintaining and developing these relationships, the Company has consistently increased its annual human heart valve procurement since its inception. The Company employs approximately 18 individuals in the area of tissue procurement, five of whom are employed as procurement relations managers and are stationed throughout the country. The Company's central procurement office is staffed 24 hours per day, 365 days per year.

Preservation of Tissue. Upon receiving tissue, a Company technician completes the documentation control for the tissue prepared by the procurement agency and gives it a control number. The documentation identifies, among other things, donor age and cause of death. A trained technician then removes the portion or portions of the delivered tissue that will be cryopreserved. These procedures are conducted under aseptic conditions in clean rooms. At the same time, additional samples are taken from the donated tissue and subjected to the

Company's comprehensive quality assurance program that includes review of donor screening information and further testing of the tissue to determine if it is free of infectuous diseases. This program may identify characteristics which would disqualify the tissue for cryopreservation.

Human heart valves and conduits, vascular tissue and connective tissue for the knee are cryopreserved in a proprietary freezing process conducted according to strict Company protocols. After the cryopreservation process, the specimens are transferred to liquid nitrogen freezers for long-term storage at temperatures below -135(Degree)C. The entire cryopreservation process is rigidly controlled by guidelines established by the Company. The tissue is not released for distribution until all quality assurance procedures have been satisfied and the tissue has been determined to be suitable for transplant.

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

Marketing, Educational and Technical Support. The Company maintains active relationships with approximately 2,000 cardiovascular, vascular and orthopaedic surgeons who have active practices implanting cryopreserved human tissues and markets to a broader group of physicians within these medical specialties.
Because the Company markets its cryopreservation services directly to physicians, an important aspect of increasing the distribution of the Company's cryopreservation services is educating physicians on the use of cryopreserved human tissue and on proper implantation techniques. Trained field support personnel provide back-up and support to implanting institutions and surgeons. The Company currently has over 100 independent technical service representatives and sub-representatives (who deal primarily with orthopaedic surgeons and who are paid on a commission basis) as well as 41 persons employed as technical service representatives (who deal primarily with cardiovascular and vascular surgeons and receive a base salary with a performance bonus) all of whom provide field support.

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

Bioprosthetic Cardiovascular Devices

In September 1999 the Company established its European subsidiary, CryoLife Europa Ltd ("Europa"), to provide distribution and technical services to the Company's network of European representatives, institutional customers and surgeons. In February 2000 Europa officially opened its headquarters located near London, England.

The Company markets the CryoLife-O'Brien and CryoLife-Ross stentless porcine heart valves in the European Community and Australia. The Company's European sales, distribution and marketing force consists of 21 independent representatives, representing each of the Benelux countries, France, Germany, Greece, Denmark, Norway, Finland, Sweden, Italy, Turkey and the United Kingdom. Marketing efforts are directed almost exclusively toward cardiovascular and vascular surgeons, and the Company conducts educational seminars and conferences to train these surgeons and educate them with respect to the uses and benefits of its porcine stentless heart valves.

BioGlue Surgical Adhesive

The Company markets and distributes its BioGlue surgical adhesive in the U.S. under the HDE for use in the repair of acute thoracic aortic dissections through its existing direct technical representatives. The Company markets and distributes its BioGlue surgical adhesive in the European Community through Europa and its existing independent representatives, and in other international markets, excluding Japan, through its existing independent representatives. During 1998, the Company signed a five-year exclusive agreement with Century Medical, Inc. for the introduction and distribution of BioGlue in Japan. Under the terms of the agreement, Century Medical will be responsible for the applications and clearances through the Japanese Ministry of Health and Welfare. Marketing efforts are directed almost exclusively toward cardiovascular, vascular and thoracic surgeons, and the Company conducts training sessions for doctors with respect to the application and administration of BioGlue surgical adhesive.

Single-Use Medical Devices

The Company serves as an OEM manufacturer for single-use medical devices for Horizon Medical Products, Inc. The Company plans to expand sales of its own single-use medical devices, which include BioGlue extender tips and aortic balloon catheters, by continuing new product development and leveraging its established cryopreservation services and product marketing and sales staff to market the products.


Research and Development

The Company uses its expertise in biochemistry and cell biology, and its understanding of the needs of the cardiovascular, vascular and orthopaedic surgery medical specialties, to continue to expand its core cryopreservation business in the U.S. and to develop or acquire implantable products and technologies for these fields. The Company seeks to identify market areas that can benefit from preserved living tissues and other related technologies, to develop innovative techniques and products within these areas, to secure their commercial protection, to establish their efficacy and then to market these techniques and products. The Company employs approximately 22 people in its research and development department. There are 10 PhDs with specialties in the fields of immunology, molecular biology, protein chemistry, organic chemistry and vascular biology.

In order to expand the Company's service and product offerings, the Company is currently in the process of developing or investigating several technologies and products, including FibRx surgical sealant, additional applications of SynerGraft and additional applications of BioGlue surgical adhesive. The Company is currently investigating certain drug delivery applications for BioGlue surgical adhesive and FibRx surgical sealant, such as administering antibiotics, attaching chemotherapy drugs to tumors, delivering growth agents or delivering bone chips for orthopaedic bone repair. To the extent the Company identifies additional applications for these products, the Company may attempt to license these products to corporate partners for further development of such applications or seek funding from outside sources to continue the commercial develoment of such technologies. The Company's research and development strategy is to allocate available resources among the Company's four core market areas of cryopreservation services, bioprosthetic cardiovascular devices, implantable biomaterials and single-use medical devices, based on the size of the potential market for any specific product candidate and the estimated development time and cost required to bring the product to market.

Research on these and other projects is conducted in the Company's research and development laboratory or at universities or clinics where the Company sponsors research projects. In 1997, 1998 and 1999, the Company spent approximately $3.9 million, $4.7 million and $4.4 million, respectively, on research and development activities on new and existing products. These amounts represented approximately 8%, 8% and 7% of the Company's revenues for those respective years. The Company's research and development program is overseen by its medical and scientific advisory boards. The Company's pre-clinical studies are conducted at universities and other locations outside the Company's facilities by third parties under contract with the Company. In addition to these efforts, the Company may, as situations develop, pursue other research and development activities.

Manufacturing and Operations

The Company's facilities (other than its single-use medical device manufacturing plant) are located in suburban Atlanta, Georgia, and consist of three separate locations totaling approximately 130,000 square feet of leased office, laboratory and warehouse space. In February 2000 the Company began construction of a 100,000 square foot expansion of its corporate headquarters and manufacturing facilities. Approximately 17,500 square feet are dedicated to laboratory work areas. The primary facility, which does not include the FibRx laboratory and the bioprosthetic manufacturing operation, has four main laboratory facilities: human tissue processing, BioGlue manufacturing, research and development and microbiology. Each of these areas consists of a general technician work area and adjoining "clean rooms" for work with human tissue or Bioglue manufacturing, and for aseptic processing. The clean rooms are supplied with highly filtered air which provides a near-sterile environment.

Human Tissue Processing

The human tissue processing laboratory is responsible for the processing and cryopreservation of human tissue for transplant, including human heart valves and conduits processed by applying SyneGraft technology. This includes all processing of heart valves and conduits, vascular tissue and connective tissue for the knee supplied by CryoLife. This laboratory contains approximately 7,700 square feet with a suite of seven clean rooms. Currently there are 53 technicians employed in this area, and the laboratory is staffed for two shifts, 365 days per year. In 1999, the laboratory processed approximately 27,300 human tissues for distribution and transplant. The current staffing level is estimated to be at about half of total capacity. Increasing this capacity could be accomplished by increasing employees and expanding to three shifts.

Implantable Biomaterials for Use as Surgical Adhesives and Sealants

BioGlue surgical adhesive is presently manufactured at the Company's headquarters facility, which has an annual capacity of approximately 300,000 units. This laboratory contains approximately 12,900 square feet, including a suite of 2 cleanrooms. The Company conducts research on its FibRx surgical sealant in the biomedical products laboratory, which is located in Marietta, Georgia and employs 2 technicians. This laboratory contains approximately 11,000 square feet, including 4,000 square feet of laboratory space and a suite of eight clean rooms.

Bioprosthetic Cardiovascular Devices

The bioprosthesis laboratory is responsible for the manufacturing of the CryoLife-O'Brien and CryoLife-Ross stentless porcine heart valves, as well as for the manufacturing of SynerGraft porcine valves. This laboratory is located in Marietta, Georgia and contains approximately 13,000 square feet, with about 3,500 square feet of laboratory space and a suite of four clean rooms for tissue processing. Currently, this laboratory employs 25 technicians and is scheduled to manufacture approximately 1,200 CryoLife-O'Brien and CryoLife-Ross valves in 2000. The recently renovated facility's capacity is over 6,000 valves.

Single-Use Medical Devices

The manufacturing of single-use medical devices is conducted at the Company's IFM subsidiary located in St. Petersburg, Florida. IFM moved to a renovated 30,000 square foot facility in January 1998. The Company has approximately 105 employees at this facility. In the new facility, a single shift can produce approximately 300,000 units annually with full capacity expected to be nearly 800,000 units annually.

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

Upon receipt by the Company, each tissue is assigned a unique control number that provides traceability of tissue from procurement through the processing and preservation processes, and ultimately to the tissue recipient. Blood samples from each tissue donor are subjected to a variety of tests to screen for infectious diseases. Samples of certain tissues are also sent to independent laboratories for pathology testing. Following dissection of the tissue to be cryopreserved, a separate disinfection procedure is begun during which the dissected tissue is treated with proprietary antibiotic solutions. A trained technician then removes samples from the disinfected tissue upon which serial cultures are performed to identify bacterial or fungal growth.

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

The Company's tissue processing facilities are annually licensed by the States of Georgia, New York, Florida and California as facilities that process, store and distribute human tissue for implantation. The regulatory bodies of these states perform appropriate inspections of the facilities to ensure compliance with state law and regulations. In addition, the Company's human heart valve operations are additionally regulated by the FDA and periodically inspected for compliance with Quality System Regulations. Other human tissue processed by the Company is periodically inspected for compliance with the Code of Federal Regulation ("CFR") Part 1270. CFR 1270 is an FDA regulation which sets forth the requirements with which the Company must comply in determining the suitability of human tissue for implantation.

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

Patents, Licenses and Other Proprietary Rights

The Company relies on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect its proprietary products, processing technology, rights and know-how. The Company believes that its patents, trade secrets, trademarks and technology licensing rights provide it with important competitive advantages. The Company owns or has licensed rights to 30 U.S. patents and 26 foreign patents, including patents relating to its technology for human heart valve and conduit, vascular tissue and connective tissue for the knee preservation; tissue revitalization prior to freezing; tissue transport; fibrin adhesive; organ storage solution; and packaging. Certain of the above patents relate to the Company's BioGlue surgical adhesive and FibRx surgical sealant. The Company has 15 pending U.S. patent applications and in excess of 43 pending foreign applications that relate to areas including heart valve and tissue processing technology and delivery of bioadhesives for anastomosis and other uses. In connection with the sale of the IFM product line to Horizon, the Company sold all patents related to such product line. There can be no assurance that any patents pending will result in issued patents. The Company also has exclusive licensing rights for technology relating to light-sensitive enzyme inhibitors. The remaining duration of the Company's issued patents ranges from 2 to 17 years. The Company has licensed from third parties certain technologies used in the development of its FibRx surgical sealant and SynerGraft technology. These licenses call for the payment of both development milestones and royalties based on product sales, when and if such products are approved for marketing. The loss of these licenses could adversely affect the Company's ability to successfully develop its FibRx surgical sealant and SynerGraft technologies.

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

Human and Stentless Porcine Heart Valves. Alternatives to human heart valves cryopreserved by the Company include mechanical valves, porcine valves and valves constructed from bovine pericardium. St. Jude Medical, Inc. is the leading supplier of mechanical heart valves, and has a marketing and distribution arrangement with a tissue bank for supplies of cryopreserved human heart valves and St. Jude Medical, Inc., Baxter International Inc. and Medtronics, Inc. are the leading suppliers of porcine heart valves. In addition, management believes that at least three tissue banks offer cryopreservation services for human heart valves in competition with the Company. The Company presently distributes its stentless porcine heart valves only outside the U.S. These stentless porcine heart valves compete with mechanical valves, human heart valves and processed bovine pericardium. The Company is aware of at least two other companies that offer stentless porcine heart valves.

Human Vascular Tissue. Synthetic alternatives to veins cryopreserved by the Company are available primarily in medium and large diameters. Currently, management believes that there are no other providers of cryopreserved human vascular tissue in competition with the Company. Companies offering either synthetic or allograft products may enter this market in the future.

Human Connective Tissue for the Knee. The Company's competition in the area of connective tissue for the knee varies according to the tissue involved. When transplant is indicated, the principal competition for human tissues cryopreserved by the Company are freeze-dried and fresh frozen human connective tissues. These alternative allografts are distributed by distributors of Osteotech, Inc. and various tissue banks, among others. Ligaments and tendons cryopreserved by the Company constitute the principal treatment options for injuries which require anterior cruciate ligament repair. To management's knowledge, there are presently no processed or synthetic alternatives to menisci cryopreserved by the Company or preserved osteochondral grafts.

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

Other recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that the
Company's current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive in these fields. In such event, the Company's business, financial condition and results of operations could be materially adversely affected. See "Risk Factors-Rapid Technological Change."

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

The FDCA also provides for an investigational device exemption ("IDE") which authorizes distribution for clinical evaluation of devices that lack a PMA or 510(k). Devices subject to an IDE are subject to various restrictions imposed by the FDA. The number of patients that may be treated with the device is limited, as are the number of institutions at which the device may be used. The device may not be used until the Institutional Review Boiard for the clinical site has given its approval for the clinical study and patients have given informed consent to be treated with the investigational device. The device must be labeled that it is for investigational use and may not be advertised, or otherwise promoted, and the price charged for the device may be limited. Unexpected adverse experiences must be reported to the FDA.

Under certain circumstances, where human clinical studies have established the safety of a device, the FDA may grant a Humanitarian Device Exemption. HDE's are granted by the FDA in an attempt to encourage the development of medical devices for use in the treatement of rare conditions that affect small populations. If a device is determined to be for humanitarian use by the FDA, the manufacturer is required to show only that the device is safe and has a probable benefit to patients, but not a demonstration of safety. An approval by the FDA allows such devices to be distributed before completion of clinical studies to establish the effectiveness of the device.

The FDCA requires all medical device manufacturers and distributors to register with the FDA annually and to provide the FDA with a list of those medical devices which they distribute commercially. The FDCA also requires manufacturers of medical devices to comply with labeling requirements and to manufacture devices in  accordance  with  Quality  System  Regulations,  which  require that companies manufacture their products and maintain their documents in a prescribed manner with respect to good manufacturing practices, design, process, labeling and packaging controls, process validation, record keeping, and other quality control activities. The FDA's medical device tracking regulation requires that a device manufacturer provide information to the FDA on death or serious injuries alleged to have been associated with the use of its products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA's medical device tracking regulation requires the adoption of a method of device tracking by manufacturers of certain life-sustaining or implantable products, the failure of which would be reasonably likely to have serious adverse health consequences. The manufacturer must adopt methods to ensure that such devices can be traced from the manufacturing facility to the ultimate user, the patient. The FDA further requires that certain medical devices not cleared for marketing in the U.S. follow certain procedures before they are exported.

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

Other Tissue. Other than human and porcine heart valves, none of the Company's other tissue services or products are currently subject to regulation as medical devices under the FDCA or FDA regulation. Heart valves are one of a small number of processed human tissues over which the FDA has asserted medical device jurisdiction. In July 1997, the FDA published a final rule, which became effective in January 1998, regulating "human tissue." The rule clarifies and modifies an earlier interim rule and defines human tissue as any tissue derived from a human body which is (i) intended for administration to another human for the diagnosis, cure, mitigation, treatment or prevention of any condition or disease and (ii) recovered, processed, stored or distributed by methods not intended to change tissue function or characteristics. The FDA definition excludes, among other things, tissue that currently is regulated as a human drug, biological product or medical device and excludes kidney, liver, heart, lung, pancreas or any other vascularized human organ. Human tissue is regulated by the FDA in a manner the agency has deemed necessary to protect the public health from the transmission of HIV infection and hepatitis infection through transplantation of tissue from donors with or at risk for these diseases. Unlike certain drugs, biologicals and medical devices, human tissue is not subject to premarket notification or approval by the FDA. It is likely, moreover, that the FDA will expand its regulation of processed human tissue in the future. For example, the FDA may determine that the veins and connective tissue that are currently processed by the Company are medical devices, or the FDA may determine to regulate human heart valves as "human tissue" or biological products rather than medical devices, but the FDA has not done so at this time. Complying with FDA regulatory requirements or obtaining required FDA approvals or clearances may entail significant time delays and expenses or may not be possible, any of which may have a material adverse effect on the Company. In addition, the U.S. Congress has considered legislation that would regulate human tissue for transplant or the FDA could impose a separate regulatory scheme for human tissue. Such legislation or regulation could have a material adverse effect on the Company.

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

Single-Use Medical Devices. The products manufactured by the Company through IFM are regulated as Class I and Class II medical devices by the FDA. These products require clearance under a 510(k) procedure. All products currently manufactured by IFM have received a 510(k) clearance from the FDA. In addition, the IFM facilities are subject to period inspection by the FDA, as are certain of the
Company's records, including reports on returned products and problems associated with use of its products.

BioGlue Surgical Adhesive. BioGlue surgical adhesive is regulated as a Class III medical device by the FDA. The Company is currently conducting clinical trials for BioGlue surgical adhesive in the U.S. There can be no assurance that BioGlue will receive FDA approval.

The Company received a Humanitarian Device Exemption (HDE) in December 1999 for BioGlue surgical adhesive for use in repair of acute thoracic aortic dissections. The Company commercially distributes BioGlue in the US for this indication, subject to the limitations imposed by the FDA under an HDE, and will likely discontinue clinical trials of BioGlue under its current IDE. The Company has received U.S. FDA approval to and will commence clinical trials under a supplemental IDE for BioGlue surgical adhesive for use in general vascular and selected cardiac repairs. If successful, the Company would be able to commercially distribute BioGlue in the US for these indications. However, there can be no assurance that the Company will be successful in gaining approval for the IDE.

Possible Other FDA Regulation. Other products and processes under development by the Company are likely to be subject to regulation by the FDA (e.g., SynerGraft heart valves and FibRx surgical sealant). Some may be classified as medical devices; others may be classified as drugs or biological products or subject to a regulatory scheme for human tissue that the FDA may adopt in the future. Regulation of drugs and biological products is substantially similar to regulation of medical devices. Obtaining FDA approval to market these products is likely to be a time consuming and expensive process, and there can be no assurance that any of these products will ever receive FDA approval, if required, to be marketed.

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

Foreign Approval Requirements

Sales of medical devices and biological products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. Approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to commercialization of the product in those countries. The time required to obtain foreign approvals may be longer or shorter than that required for FDA approval. The European Community recognizes a single approval, called a CE Mark, which allows for distribution of an approved product throughout the European Community (15 countries) without additional applications to each country. The CE Mark is awarded by third parties called Notified Bodies. These Notified Bodies are approved and subject to review by the Competent Authorities of their respective countries. A number of countries outside of the European Community accept the CE Mark in lieu of clinical data submission as an addendum to that country's application process. The Company has been issued CE Marks issued by LRQA for the distribution of its CyroLife-O'Brien and CryoLife-Ross porcine heart valves, BioGlue surgical adhesive and IFM single-use medical devices in the European Community. The Company's porcine heart valves may be exported to specified developed nations, including countries in the European Community, Australia, Canada,

Israel, Japan, New Zealand, South Africa and Switzerland if they comply with the laws of that country and have valid marketing authorization by the appropriate authority in that country.

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

Employees

At March 20, 2000 the Company had approximately 410 employees. These employees included 13 persons with PhD degrees. None of the Company's employees is represented by a labor organization or covered by a collective bargaining agreement, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with its employees are good.

                                  RISK FACTORS

Dependence on Cryopreservation of Human Tissue

A significant portion of the Company's current revenues is derived from the cryopreservation of human. The success of this business depends upon, among other factors, the availability of sufficient quantities of tissue from human donors. Any material reduction in the supply of donated human tissue could restrict the Company's growth. The Company relies primarily upon the efforts of third party procurement agencies (all of which are not-for-profit) and others to educate the public and foster a willingness to donate tissue. Based on the Company's experience with human heart valves, management believes that once the use by physicians of a particular transplantable tissue gains acceptance, demand for that tissue will exceed the amount of tissue available from human donors. Failure of the Company to maintain its supply of tissue for cryopreservation could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, a reduction in the demand for the Company's cryopreserved human tissue could also have a material adverse effect on the Company's business, financial condition and results of operations. Such reduction could occur if competitors' products were perceived as either functionally superior or more cost effective, if the number of procedures in which cryopreserved tissues are used declines or if hospitals acquire sufficient inventories of cryopreserved tissue to allow a reduction in new orders. See "-Intense Competition" and "-Uncertainties Regarding Future Health Care Reimbursement."

Intense Competition

The Company faces competition from other companies that cryopreserve human tissue, as well as companies that market mechanical valves and synthetic and animal tissue for implantation. Management believes that at least three tissue banks offer cryopreservation services for human heart valves and many companies offer processed porcine heart valves and mechanical heart valves. A few companies dominate portions of the mechanical and porcine heart valve markets, including St. Jude Medical, Inc., Medtronic, Inc. and Baxter International Inc. The Company is aware that several companies have surgical adhesive products under development. Competitive products may also be under development by other large medical device, pharmaceutical and biopharmaceutical companies. Many of the Company's competitors have greater financial, technical, manufacturing and marketing resources than the Company and are well established in their markets. There can be no assurance that the Company's products and services will be able to compete successfully with the products of these or other companies. Any products developed by the Company that gain regulatory clearance or approval will have to compete for market acceptance and market share. Failure of the Company to compete effectively could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Competition."

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

Uncertainties Regarding Products in Development

The Company's growth and profitability will depend, in part, upon its ability to complete development of and successfully introduce new products, including additional applications of its SynerGraft technology and its FibRx technology The Company may be required to undertake time consuming and costly development activities and seek regulatory clearance or approval for new products. See "-Extensive Government Regulation." Although the Company has conducted pre-clinical studies on many of its products under development which indicate that such products may be effective in a particular application, there can be no assurance that the results obtained from human clinical studies will be consistent with earlier pre-clinical results or be sufficient for the Company to obtain any required regulatory approvals or clearances. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, that regulatory clearance or approval of these or any new products will be granted on a timely basis, if ever, or that the new products will adequately meet the requirements of the applicable market or achieve market acceptance. The completion of the development of any of the Company's products remains subject to all of the risks associated with the commercialization of new products based on innovative technologies, including unanticipated technical or other problems, manufacturing difficulties and the possible insufficiency of the funds allocated for the completion of such development. Consequently, there can be no assurance that any of the Company's products under development will be successfully developed or manufactured or, if developed and manufactured, that such products will meet price or performance objectives, be developed on a timely basis or prove to be as effective as competing products. The inability to complete successfully the development of a product or application, or a determination by the Company, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's BioGlue surgical adhesive is currently offered for sale in the U.S. pursuant to an HDE approval, which provides for limited distribution for use only as an adjunct in the repair of acute thoracic aortic dissections. There can be no assurance that the Company will obtain the necessary approvals to allow for general distribution of its BioGlue surgical adhesive in the U.S.

The Company's porcine heart valve products are currently only offered for sale outside of the U.S. The Company's porcine heart valves are subject to the risk that the Company may be unable to obtain regulatory approval necessary to permit commercial distribution of these products in the U.S.

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

Extensive Government Regulation

Government regulation in the U.S., the European Community and other jurisdictions represents a potentially determinative factor in the success of the Company's efforts to market and develop its products. See "Business-Government Regulation." The human heart valves to which the Company applies its cryopreservation services are currently regulated as Class II medical devices by the FDA and are subject to significant regulatory requirements, including Quality System Regulations and recordkeeping requirements. There can be no assurance that changes in regulatory treatment or the adoption of new statutory or regulatory requirements will not occur, which could adversely impact the marketing or development of these products or could adversely affect market demand for these products.

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

BioGlue surgical adhesive is regulated as a Class III medical device and the Company believes that FibRx surgical sealant will be regulated as a biologic by the FDA. BioGlue surgical adhesive has been approved for limited distribution in the U.S. under a Humanitarian Device Exemption while FibRx surgical sealant has not been approved for commercial distribution in the U.S. or elsewhere. Fixed porcine heart valve products are classified as Class III medical devices. There can be no assurance that the Company will be able to obtain the FDA approval required to distribute its surgical sealants or porcine heart valve products in the U.S., or the approval for unlimited distribution of its BioGlue surgical adhesive in the U.S. Distribution of these products within the European Community is dependent upon the Company maintaining its CE Mark and ISO 9001 certifications, of which there can be no assurance.

Most of the Company's products in development, if successfully developed, will require regulatory approvals from the FDA and perhaps other regulatory authorities before they may be commercially distributed. The process of obtaining required regulatory approvals from the FDA normally involves clinical trials and the preparation of an extensive PMA application and often takes many years. The process is expensive and can vary significantly based on the type, complexity and novelty of the product. There can be no assurance that any products developed by the Company, independently or in collaboration with others, will receive the required approvals for manufacturing and marketing. Delays in obtaining U.S. or foreign approvals could result in substantial additional cost to the Company and adversely affect the Company's competitive position. The FDA may also place conditions on product approvals that could restrict commercial applications of such products. Product marketing approvals or clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the governmental clearance process may materially reduce the period during which the Company has the exclusive right to commercialize patented products. Also, delays or rejections may be encountered during any stage of the regulatory approval process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, the regulatory agency's requirements for safety, efficacy and quality, and those requirements may become more stringent due to changes in applicable law, regulatory agency policy or the adoption of new regulations. Clinical trials may also be delayed due to unanticipated side effects, inability to locate, recruit and qualify sufficient numbers of patients, lack of funding, the inability to locate or recruit clinical investigation, the redesign of clinical trial programs, the inability to manufacture or acquire sufficient quantities of the particular product candidate or any other components required for clinical trials, changes in the Company's or its collaborative partners' development focus and disclosure of trial results by competitors. Even if regulatory approval is obtained for any of the Company's products or services, the scope of the approval may significantly limit the indicated usage for which such products or services may be marketed.

Products marketed by the Company pursuant to FDA or foreign oversight or approval are subject to pervasive and continuing regulation. In the U.S., devices and biologics must be manufactured in registered and, in the case of biologics, licensed establishments and must be produced in accordance with Quality System Regulations. Manufacturing facilities and processes are subject to periodic FDA inspection. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices and biologics is also subject to regulation and may require FDA approval. From time to time, the FDA may modify such regulations, imposing additional or different requirements. Failure to comply with any applicable FDA requirements, which may be ambiguous, could result in civil and criminal enforcement actions, product recalls or detentions and other penalties and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, NOTA prohibits the acquisition or transfer of human organs for "valuable consideration" for use in human transplantation. NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control and storage of human organs. There can be no assurance that restrictive interpretations of NOTA will not be adopted in the future that will challenge one or more aspects of the Company's methods of charging for its cryopreservation services. The Company's laboratory operations are subject to the U.S. Department of Labor, Occupational Safety and Health Administration and Environmental Protection Agency requirements for prevention of occupational exposure to infectious agents and hazardous chemicals and protection of the environment. Some states have enacted statutes and regulations governing the processing, transportation and storage of human organs and tissue. While management believes that the Company is presently in compliance in all material respects with all such applicable statutes and regulations, there can be no assurance that more restrictive state laws or regulations will not be adopted in the future that could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Government Regulation."

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

Product Liability and Insurance

The use of the Company's products involves the possibility of adverse effects that could expose the Company to product liability claims. A recent U.S. Supreme Court decision held that prior FDA approval or clearance of the product did not preempt product liability actions involving the product. FDA and future court decisions may also increase the Company's risk of product liability. From time to time, the Company is involved in legal proceedings based on product liability claims of a nature considered normal to its business. The Company's products are used by health care providers in connection with the treatment of patients, who will, on occasion, sustain injury or die as a result of their condition or medical treatment. If a lawsuit is filed because of such an occurrence, the Company, along with physicians and nurses, hospitals and other medical suppliers, may be named as a defendant, and whether or not the Company is ultimately determined to be liable, the Company may incur significant legal expenses. In addition, such litigation could damage the Company's reputation and therefore impair its ability to market its products or obtain product liability insurance and could cause the premiums for such insurance to increase. Although the Company has incurred minimal losses due to product liability claims to date, there can be no assurance that it will not incur significant losses in the future. The Company currently maintains product liability insurance in the aggregate amount of $14 million per year. There can be no assurance that such coverage will continue to be available on terms acceptable to the Company or will be adequate to cover any losses due to product claims if actually incurred. Furthermore, if any such claim is successful, it could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Legal Proceedings."

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

                           Forward-Looking Statements

This Form 10-K  includes  "forward-looking  statements"  within  the  meaning of
Section 27A of the  Securities Act of 1933, as amended (the  "Securities  Act"),
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, the successful development of its SynerGraft porcine valves, the funding to continue development of FibRx surgical sealant, other estimated dates relating to the Company's proposed regulatory submissions, the timing of the Company's clinical trials for the approval of BioGlue surgical adhesive for general vascular repair, the timing of the completion of the expansion of the Company's corporate headquaters and manufacturing facilities, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, the impact of the introduction of BioGlue in the U.S. or marketing opportunities for the Company's single-use medical devices and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations, including the risk factors discussed in this Form 10-K and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Properties.

The Company's facilities (other than its single use medical device manufacturing plant) are located in suburban Atlanta, Georgia, and consist of three separate locations totaling approximately 130,000 square feet of leased office, laboratory and warehouse space. Approximately 30,000 square feet are dedicated to laboratory work areas. The primary facility, which does not include the FibRx laboratory and the bioprosthetic manufacturing operation, has four main laboratory facilities: human tissue processing, BioGlue manufacturing, research and development, and microbiology. Each of these areas consists of a general technician work area and adjoining "clean rooms" for work with human tissue and for aseptic processing. The clean rooms are supplied with highly filtered air which provides a near-sterile environment. The human tissue processing laboratory contains approximately 7,700 square feet with a suite of seven clean rooms. The BioGlue manufacturing laboratory contains approximately 12,900 square feet with a suite of 2 clean rooms. The research and development laboratory is approximately 5,500 square feet with a suite of five clean rooms. The microbiology laboratory is approximately 3,200 square feet with a suite of three clean rooms. The FibRx laboratory facility contains approximately 11,000 square feet, including approximately 4,000 square feet of laboratory space with a suite of eight clean rooms. The Company's porcine heart valves are manufactured in the Company's bioprosthesis laboratory, which contains approximately 13,000 square feet, with about 3,500 square feet of laboratory space and a suite of four clean rooms for tissue processing. The Company manufactures single-use medical devices at the Company's IFM subsidiary located in St. Petersburg, Florida. This facility is approximately 30,000 square feet and is leased from the former principal shareholder of IFM. The Company's lease on its IFM facility expires in 2007.

In February 2000, the Company began construction of a major new addition to its corporate headquarters and manufacturing facilities located in suburban Atlanta, Georgia. The new addition will consist of a two-story 100,000 square foot manufacturing facility for BioGlue surgical adhesive and SynerGraft heart valves, as well as physician training laboratories and additional corporate office space. The Company anticipates completion of the project in mid 2001.

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

Item 4. Submission of Matters to Vote of Security Holders.

Inapplicable.

Item 4A. Executive Officers of the Registrant.

Each of the executive officers of the Registrant was elected by the Board of Directors to serve until the Board of Directors' meeting immediately following the next annual meeting of shareholders or until his earlier removal by the Board of Directors or his resignation. The following table lists the executive officers of the Registrant and their ages, positions with the Registrant, and the dates from which they have continually served in their present positions with the Registrant.

                                                                                          Date First Elected to
Name                            Age   Position                                            Present Office
-------                         ---   ---------                                           ---------------------
Steven G. Anderson               61   President, Chief Executive Officer and Chairman     February, 1984
Kirby S. Black, PhD              45   Vice President, Research and Development            July, 1995
Edwin B. Cordell, Jr., CPA       41   Vice President and Chief Financial Officer          December, 1994
David M. Fronk                   36   Vice President, Clinical Research                   December, 1998
Albert E. Heacox, PhD            49   Vice President, Laboratory Operations               June, 1995
Gerald B. Seery                  43   Vice President, Marketing                           August, 1995
James C. Vander Wyk, PhD         55   Vice President, Regulatory Affairs and Quality      February, 1996
                                      Assurance
Ronald D. McCall, Esq.           63   Director, Secretary and Treasurer                   January, 1984

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The response to Item 5 is incorporated herein by reference to the information set forth under the caption "Market Price of Common Stock" on page 35 of the annual shareholders report for the year ended December 31, 1999.

Item 6. Selected Financial Data.

The response to Item 6 is incorporated herein by reference to the information set forth under the caption "Selected Financial Information" on page 36 of the annual shareholders report for the year ended December 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The response to Item 7 is incorporated herein by reference to the information set forth under the caption "Management's Discussion and Analysis" on pages 16 though 21 of the annual shareholders report for the year ended December 31, 1999.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The response to Item 7A is incorporated herein by reference to the information set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk" appearing on page 20 of the annual shareholders report for the year ending December 31, 1999.

Item 8. Financial Statements and Supplementary Data.

The report of independent auditors and consolidated financial statements included on pages 22 through 35 of the annual shareholders report for the year ended December 31, 1999 are incorporated herein by reference. Quarterly Results of Operations on page 37 of the annual shareholders report for the year ended December 31, 1999 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None required to be reported in this Form 10-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The response to Item 10, applicable to the Directors of the Company, is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than April 29, 2000. Information concerning executive officers is included in Part I, Item 4A of this Form 10-K.

The response to Item 10, applicable to Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than April 29, 2000.

Item 11.   Executive Compensation.

The response to Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than April 30, 2000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The response to Item 12 is incorporated herein by reference to the information set forth under the captions "Ownership of Principal Shareholders and Certain Executive Officers" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than April 29, 2000.

Item 13.   Certain Relationships and Related Transactions.

The response to Item 13 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission not later than April 29, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following are filed as part of this report:

     (a) 1. Financial Statements

            The  report  of  independent  auditors  and  consolidated  financial statements included on pages 22 through 35 of the annual shareholders report for the year ended December 31, 1999 are incorporated herein by reference and the report of independent auditors for each of the two years in the period ended December 31, 1998 is set forth below.


                         Report of Independent Auditors

The Board of Directors and Shareholders
CryoLife, Inc.

We have audited the accompanying consolidated balance sheet of CryoLife, Inc. as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CryoLife, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 2, 1999




         2.   Financial Statement Schedule

     Independent Auditors' Report on Schedule

     Schedule II-Valuation and Qualifying Accounts

All other financial statement schedules not listed above are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

         3. A.   Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number      Description
-----       -------------
2.1         Asset   Purchase    Agreement   among   the   Company   and   United
            Cryopreservation  Foundation,  Inc., United  Transplant  Foundation,
            Inc. and QV, Inc. dated September 11, 1996. (Incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

2.2 Agreement and Plan of Merger dated as of March 5, 1997 among Ideas for Medicine, Inc., J. Crayton Pruitt, Sr., M.D., Thomas Benham, Thomas Alexandris, Tom Judge, Natalie Judge, Helen Wallace, J. Crayton Pruitt, Jr., M.D., and Johanna Pruitt, and CryoLife, Inc. and CryoLife Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 19, 1997.)

2.3 Asset Purchase Agreement by and between Horizon Medical Products, Inc. and Ideas for Medicine, Inc. dated September 30, 1998. (Incorporated by reference to Exhibit 2 to Horizon Medical Products, Inc.'s Current Report on Form 8K-filed with the Securities and Exchange Commission on October 14, 1998.)

3.1         Restated Certificate of Incorporation of the Company.

3.2 ByLaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

4.1 Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

4.2 Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

Exhibit
Number      Description
------      ---------------
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

10.9(a) Employment Agreement, by and between the Company and Steven G. Anderson. (Incorporated by reference to Exhibit 10.9(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

Exhibit
Number      Description
-------     -------------
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

10.9(g) Employment Agreement, by and between the Company and David M. Fronk. (Incorporated by reference to Exhibit 10.9(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.10 Form of Secrecy and Noncompete Agreement, by and between the Company and its Officers. (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.11* Terms of Agreement Between Bruce J. Van Dyne, M.D. and CryoLife, Inc. dated November 1, 1999.

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

Exhibit
Number      Description
------      --------------
10.15       CryoLife, Inc. Non-Employee Directors Stock Option Plan, as amended.
            (Incorporated  by  reference  to  Appendix  2  to  the  Registrant's
            Definitive  Proxy  Statement  filed with the Securities and Exchange
            Commission on April 17, 1998.)

10.16 Lease Agreement between the Company and Amli Land Development-I Limited Partnership, dated April 18, 1995. (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.16(a)*   First Amendment to Lease Agreement Agreement,  dated April 18, 1995, between the Company and Amli Land Development-I Limited Partnership dated August 6, 1999.

10.17 Funding Agreement between the Company and Amli Land Development-I Limited Partnership dated April 18, 1995. (Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

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

10.2 Noncompetition Agreement between the Company and QV, Inc. dated September 11, 1996. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

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

10.24(a)*   Third Amended and Restated Loan Agreement between CryoLife,  Inc, as
            Borrower and NationsBank, N.A., as Lender, dated August 30, 1996.

10.24(b) First Amendment of Third Amended and Restated Loan Agreement between CryoLife, Inc., as Borrower and NationsBank, N.A. (South), as Lender, dated April 14, 1997. (Incorporated by reference to Exhibit
            10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

10.24(c)    Second  Modification  of Third Amended and Restated  Loan  Agreement
            dated December 16, 1997 by and between the Registrant and NationsBank, N.A. . (Incorporated by reference to Exhibit 10.32(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

Exhibit
Number       Description
--------     -----------------

10.24(d)*   Third  Modification  of Third  Amended and Restated  Loan  Agreement
            dated June 12, 1998 by and between the Registrant and NationsBank, N.A.

10.24(e)*   Fourth  Modification  of Third Amended and Restated  Loan  Agreement
            dated December 16, 1997 by and between the Company and Bank of America, N.A. and First Modification of Revolving Note dated
            December 31, 1999.

10.25       Reserved.

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

10.3 Form of Non-Competition Agreement dated March 5, 1997 between the Company and J. Crayton Pruitt, Sr., M.D., Thomas Benham, Thomas Alexandris, Tom Judge, Natalie Judge, Helen Wallace, J. Crayton Pruitt, Jr., M.D., and Johanna Pruitt. (Incorporated by reference to
            Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

10.32* Standard Form of Agreements Between Owner and Design/Builder by and between the Company and Choate Design and Build Company dated January 19, 2000.

13.1* Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 which are incorporated by reference herein.

21.1*       Subsidiaries of CryoLife, Inc.

23.1*       Consent of Arthur Andersen LLP

23.2*       Consent of Ernst & Young LLP

27.1*       Financial Data Schedule

________________________________
*   Filed herewith.

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

7. Employment Agreement, by and between the Company and Steven G. Anderson. (Incorporated by reference to Exhibit 10.9(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

8.   Employment  Agreement,  by and  between  the  Company  and David M.  Fronk.
     (Incorporated by reference to Exhibit 10.9(g) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

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

16. CryoLife, Inc. 1998 Long-Term Incentive Plan. (Exhibit 10.34 to this Form 10-K).

17. Terms of Agreement Between Bruce J. Van Dyne, M.D. and CryoLife, Inc. dated November 1, 1999.

          (b) Reports on Form 8-K

1. The Registrant filed a Current Report on Form 8-K with respect to the change in its Independent Auditors with the Securities and Exchange Commission on June 4, 1999.

2. The Registrant filed a Current Report on Form 8-K/A with respect to the change in its Independent Auditors with the Securities and Exchange Commission on June 9, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CRYOLIFE, INC.

March 27, 2000
                                  By  /s/   Steven G. Anderson
                                      -----------------------------------------
                                      Steven G. Anderson,
                                      President, Chief Executive
                                        Officer and Chairman of
                                        the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   Signature                                 Title                                    Date
  -------------                            ----------                                -------
/s/ Steven G. Anderson               President, Chief Executive Officer              March 27, 2000
-----------------------              and Chairman of the Board of Directors
Steven G. Anderson                   (Principal Executive Officer)


/s/ Edwin B. Cordell, Jr.             Vice President and Chief Financial             March 27, 2000
------------------------              Officer (Principal Financial and
Edwin B. Cordell, Jr.                 Accounting Officer)


/s/ Ronald D. McCall                  Director                                       March 27, 2000
------------------------
Ronald D. McCall


/s/ Benjamin H. GRAY                  Director                                       March 27, 2000
------------------------
Benjamin H. Gray


/s/ Virginia C. Lacy                  Director                                       March 27, 2000
------------------------
Virginia C. Lacy


/s/ Ronald Charles Elkins, M.D.       Director                                       March 27, 2000
--------------------------------
Ronald Charles Elkins, M.D.

/s/ Bruce j. Van dyne, M.D.           Director                                       March 27, 2000
--------------------------------
Bruce J. Van Dyne, M.D.

/s/ John M. Cook                      Director                                       March 27, 2000
--------------------------
John M. Cook

/s/ Alexander C. Schwartz, jr.        Director                                       March 27, 2000
------------------------
Alexander C. Schwartz, Jr.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To CryoLife, Inc.

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in CryoLife, Inc.'s 1999 annual report to stockholders and this Form 10-K and have issued our report thereon dated February 7, 2000. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in Item 14(a) of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN, LLP



Atlanta, Georgia
February 7, 2000




                                      S-1


1216257v1

1217270v3
                                   SCHEDULE II
                         CRYOLIFE, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1999, 1998, and 1997

                                                  Balance beginning                            Balance end of
                 Description                      of period           Additions Deductions     period
---------------------------------------------     -----------------   --------- ----------     ---------------
Year ended December 31, 1999
   Allowance for doubtful accounts...........     $  256,000          $521,000  $249,000       $528,000
   Deferred preservation costs...............         53,000           235,000   137,000        151,000

Year ended December 31, 1998
   Allowance for doubtful accounts...........     $  103,000          $171,000  $ 18,000       $256,000
   Deferred preservation costs...............        152,000                --    99,000         53,000

Year ended December 31, 1997
   Allowance for doubtful accounts...........     $   94,000          $ 46,000  $ 37,000       $103,000
   Deferred preservation costs...............        278,000                --   126,000        152,000

                                      S-2