Form 10-Q
period 2000-03-31
CRYOLIFE INC
filed 2000-05-12
CIK 784199

FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For Quarterly Period Ended March 31, 2000 Commission File Number 0-21104

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

YES   X    NO ____

The number of shares of common stock, par value $0.01 per share, outstanding at May 9, 2000 was 12,341,696.


1234602v1

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                                 CRYOLIFE, INC.
                    SUMMARY CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                        2000            1999
                                                       -------------------------
                                                             (Unaudited)
Revenues:
        Preservation services and products             $  19,481      $   16,059
        Research grants and licenses                         142             266
                                                       -------------------------
                                                          19,623          16,325
Costs and expenses:
        Preservation services and products                 9,149           7,371
        General, administrative and marketing              7,043           6,170
        Research and development                           1,329           1,074
        Interest expense                                     100             119
        Interest income                                    (377)           (425)
        Other income, net                                   (15)            (44)
                                                       -------------------------
                                                          17,229          14,265
                                                       -------------------------
Income before income taxes                                 2,394           2,060
Income tax expense                                           790             680
                                                       -------------------------
Net income                                             $   1,604     $     1,380
                                                       =========================


Earnings per share:
        Basic                                          $    0.13     $      0.11
                                                       =========================
        Diluted                                        $    0.13     $      0.11
                                                       =========================
Weighted average shares outstanding:
        Basic                                             12,238          12,497
        Diluted                                           12,525          12,680


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                       SUMMARY CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                  March 31,       December 31,
                                                    2000             1999
                                                  ------------------------------
                                                          (Unaudited)

ASSETS
Current Assets:
        Cash and cash equivalents                 $   5,915        $       6,128
        Marketable securities, at market             24,345               24,403
        Receivables (net)                            13,123               12,333
        Deferred preservation costs (net)            18,188               17,652
        Inventories                                   4,636                4,597
        Prepaid expenses                              1,751                1,454
        Deferred income taxes                         1,435                  983
                                                  ------------------------------
          Total current assets                       69,393               67,550
                                                  ------------------------------
Property and equipment (net)                         19,226               18,674
Goodwill (net)                                        1,566                1,590
Patents (net)                                         2,399                2,363
Other (net)                                           2,401                2,449
Deferred income taxes                                 1,012                1,399
                                                  ------------------------------
        TOTAL ASSETS                              $  95,997        $      94,025
                                                  ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                          $   1,381        $         975
        Accrued expenses                                936                2,145
        Accrued procurement fees                      3,557                2,874
        Accrued compensation                          1,243                1,161
        Income taxes payable                            773                  ---
        Current maturities of capital lease
          obligations                                   163                  180
        Current maturities of long-term debt            287                  287
                                                  ------------------------------
          Total current liabilities                   8,340                7,622
                                                  ------------------------------
Capital lease obligations, less
  current maturities                                  1,455                1,534
Convertible debenture                                 4,393                4,393
Other long-term debt                                    250                  250
                                                  ------------------------------
        Total liabilities                            14,438               13,799
                                                  ------------------------------
Shareholders' equity:
        Preferred stock                                 ---                  ---
        Common stock (issued 13,426 shares in
          2000 and 13,361 shares in 1999)               133                  134
        Additional paid-in capital                   64,092               64,425
        Retained earnings                            25,168               23,564
        Deferred compensation                          (54)                 (57)
        Unrealized gain on marketable securities      (871)                (783)
        Translation adjustment                          (3)                  (2)
        Less:  Treasury stock (1,134 shares in
          2000 and in 1999)                         (6,906)              (7,055)
                                                  ------------------------------
          Total shareholders' equity                 81,559               80,226
                                                  ------------------------------
        TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                   $  95,997        $      94,025
                                                  ==============================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                 SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ------------------------------
                                                                                      2000        1999
                                                                                ------------------------------
                                                                                        (Unaudited)
Net cash from operating activities:
        Net income .............................................................   $  1,604    $  1,380
Adjustments to reconcile  net income to net cash provided by (used in) operating activities:
                Deferred income recognized .....................................       --          (193)
                Gain on sale of marketable securities ..........................       (132)       --
                Depreciation and amortization ..................................        782         686
                Provision for doubtful accounts ................................         24          24
                Deferred income taxes ..........................................        (19)         25
                Changes in operating assets and liabilities:
                        Receivables ............................................       (814)     (2,046)
                        Deferred preservation costs and inventories ............       (575)       (777)
                        Prepaid expenses and other assets ......................       (297)       (556)
                        Accounts payable and accrued expenses ..................        735        (780)
                Net cash provided by (used in) operating activities ............      1,308      (2,237)

Net cash flows from investing activities:
        Capital expenditures ...................................................     (1,287)       (963)
        Other assets ...........................................................        (11)       (200)
        Purchases of marketable securities .....................................     (2,714)     (6,863)
        Sales of marketable securities .........................................      2,770       6,932
        Net cash used in investing activities ..................................     (1,242)     (1,094)

Net cash flows from financing activities:
        Principal payments of debt .............................................       --          (263)
        Payment of obligations under capital leases ............................        (96)        (54)
        Purchase of treasury stock .............................................       (612)     (1,259)
        Proceeds from exercise of stock options and
         issuance of common stock ..............................................        430         129
        Net cash used in financing activities ..................................       (278)     (1,447)
 Decrease in cash ..............................................................       (212)     (4,778)
Effect of exchange rate changes on cash ........................................         (1)       --
Cash and cash equivalents, beginning of period .................................      6,128      12,885
Cash and cash equivalents, end of period .......................................   $  5,915    $  8,107


See accompanying notes to summary consolidated financial statements.

                                 CRYOLIFE, INC.
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with (i) generally accepted accounting principles for interim financial information, and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.


Note 2 - Investments

The Company maintains cash equivalents and investments in several large well-capitalized financial institutions, and the Company's policy disallows investment in any securities rated less than "investments-grade" by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading, and marketable equity securities not classified as trading, are classified as available-for-sale. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At March 31, 2000 all marketable equity securities and debt securities held by the Company were designated as available-for-sale.

The gross realized gains on sales of available-for-sale securities totaled $0 and $77,000 in the first quarters of 2000 and 1999, respectively. As of March 31, 2000 differences between cost and market of $1,320,000 (less deferred taxes of $449,000) are included as a separate component of shareholders' equity.


At March 31, 2000 and December 31, 1999 approximately $3.7 million and $4.1 million, respectively, of debt securities with original maturities of 90 days or less at their acquisition dates were included in cash and cash equivalents. At March 31, 2000 and December 31, 1999 no investments had a maturity date between 90 days and 1 year and approximately $15.9 million of investments matured between one and five years.

Note 3 - Inventory

Inventories are comprised of the following:

                                                    (Unaudited)
                                           March 31,               December 31,
                                             2000                      1999
                                       -----------------------------------------

Raw materials                          $    1,617,000           $     1,555 ,000
Work-in-process                               838,000                    578,000
Finished goods                              2,180,000                  2,464,000
                                       -----------------------------------------
                                       $    4,636,000           $      4,597,000
                                       =========================================


Note 4 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                         March 31,
                                             -----------------------------------
                                                2000                      1999
                                             -----------------------------------
                                                        (Unaudited)
Numerator for basic and diluted
 earnings per share - net income             $   1,604,000         $   1,380,000
                                            ===================================

Denominator for basic earnings per share
  - weighted-average basis                      12,238,000            12,497,000
Effect of dilutive stock options                   287,000               183,000
                                            ------------------------------------
Denominator for diluted earnings per share
  - adjusted weighted-average shares            12,525,000            12,680,000
                                            ====================================

Earnings per share:
  Basic                                     $          .13         $         .11
                                            ====================================
  Diluted                                   $          .13         $         .11
                                            ====================================


Note 5 - Comprehensive Income

During the periods ended March 31, 2000 and 1999, net comprehensive income was less than net income by approximately $88,000 and $102,000, respectively, due to unrealized losses on marketable equity securities.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Preservation and product revenues increased 20% to $19.5 million for the three months ended March 31, 2000 from $16.1 million for the same period in 1999. The increase in revenues was primarily due to the growing acceptance in the medical community of cryopreserved tissues which has resulted in increased demand for the Company's cryopreservation services, the Company's ability to procure greater amounts of tissue, revenues attributable to the Company's introduction of BioGlue Surgical Adhesive in domestic markets in January of 2000, increased product awareness since the introduction of BioGlue in international markets in April 1998 and other reasons discussed below.

Revenues from human heart valve and conduit cryopreservation services increased 11% to $7.6 million for the three months ended March 31, 2000 from $6.8 million for the three months ended March 31, 1999, representing 39% and 42%, respectively, of total revenues during such periods. This increase was primarily due to a 15% increase in the number of heart allograft shipments for the three months ended March 31, 2000. The increase in the number of heart allograft shipments primarily results from the Company's ability to procure greater amounts of tissue and an increase in shipments of pulmonary heart valves which results from an increase in the number of Ross procedures being performed. In a Ross procedure, the patient's pulmonary valve is transplanted into the aortic position and a human pulmonary allograft is transplanted into the patient's pulmonary position.

Revenues from human vascular tissue cryopreservation services increased 14% to $5.6 million for the three months ended March 31, 2000 from $4.9 million for the three months ended March 31, 1999, representing 28% and 30%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 20% increase in the number of vascular allograft shipments for the three months ended March 31, 2000 due to an increased demand for saphenous vein, the Company's ability to procure greater amounts of tissue and the growth in demand for the Company's cryopreserved femoral vein for dialysis access.

Revenues from human connective tissue cryopreservation services increased 64% to $3.9 million for the three months ended March 31, 2000 from $2.4 million for the three months ended March 31, 1999, representing 20% and 15%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 56% increase in the number of allograft shipments for the three months ended March 31, 2000 due to increased demand and the Company's ability to procure greater amounts of tissue. Additional revenue increases have resulted from a greater proportion of the 2000 shipments consisting of preserved osteoarticular grafts, which have a significantly higher per unit revenue than the Company's cryopreserved menisci and tendons.

Revenues from Ideas for Medicine, Inc. ("IFM") decreased 31% to $1.1 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999, representing 6% and 10%, respectively, of total revenues during such periods. The IFM product line was sold to Horizon Medical Products, Inc. ("HMP") on September 30, 1998. In October 1998 IFM began an OEM manufacturing agreement with HMP which provides for the manufacture by IFM of specified minimum dollar amounts of IFM products to be purchased exclusively by the purchaser of the IFM product line over each of the four years following the sale.

The Company recorded a nonrecurring charge of $2.4 million in 1999 primarily as a result of HMP's default on its manufacturing contract with IFM. On June 22, 1999 IFM notified HMP that it was in default of certain provisions of the Agreement. After notification of the default, HMP indicated to the Company that it would not be able to meet and has not met the minimum purchase requirements outlined in the Agreement. The Company has been and continues to negotiate with HMP in order to reach a mutually agreeable solution to the default.

Revenues from BioGlue (R) surgical adhesive increased 345% to $1.1 million for the three months ended March 31, 2000 from $254,000 for the three months ended March 31, 1999, respectively. This increase in revenues is due to a 235% increase in the number BioGlue milliliter shipments due to increased product awareness since the introduction of BioGlue in international markets in April of 1998, increased surgeon training, the receipt of the CE approval for pulmonary indications in Europe in March 1999, and the introduction of BioGlue in domestic markets in January of 2000 pursuant to a Humanitarian Use Device Exemption for the use of BioGlue as an adjunct in the repair of acute thoracic aortic dissections.

Revenues from bioprosthetic cardiovascular devices were $226,000 and $200,000 for the three months ended March 31, 2000 and 1999, representing 1% of total revenues during each such periods.

Grant revenues decreased to $142,000 for the three months ended March 31, 2000 from $266,000 for the three months ended March 31, 1999. Grant revenues are primarily attributable to the SynerGraft (R) research and development programs.

Cost of cryopreservation services and products aggregated $9.1 million for the three months ended March 31, 2000, compared to $7.4 million for the corresponding period in 1999, representing 47% and 46% of total cryopreservation and product revenues in each period. The increase in the 2000 cost of cryopreservation services and products as a percentage of revenues results from a lesser portion of 2000 revenues being derived from human heart valve and conduit cryopreservation services, which carry significantly higher gross margins than other cryopreservation services, and from the switch in October of 1998 to OEM manufacturing of single-use medical devices, which generates lower gross margins than cryopreservation services and lower gross margins than the IFM products generated prior to the sale of the IFM product line.

General, administrative and marketing expenses increased 14% to $7 million for the three months ended March 31, 2000, compared to $6.2 million for the corresponding period in 1999, representing 36% and 38% of total preservation and product revenues in each period. The increase in expenditures in 2000 resulted from expenses incurred to support the increase in revenues and expenses associated with the establishment of the Company's European headquarters.

Research and development expenses were $1.3 million for the three months ended March 31, 2000, compared to $1.1 million for the three months ended March 31, 1999, representing 7% of total cryopreservation and product revenues for each period. Research and development spending relates principally to the Company's ongoing human clinical trials for its BioGlue surgical adhesive and to its focus on its SynerGraft technologies.

Net interest income was $377,000 and $425,000 for the three months ended March 31, 2000 and 1999, respectively.

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


Liquidity and Capital Resources

At March 31, 2000, net working capital was $61.1 million, compared to $59.9 million at December 31, 1999, with a current ratio of 8-to-1 at March 31, 2000. The Company's primary capital requirements arise out of general working capital needs, capital expenditures for facilities and equipment and funding of research and development projects and a common stock repurchase plan approved by the Board of Directors in October of 1998. The Company historically has funded these requirements through bank credit facilities, cash generated by operations and equity offerings.

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2000, as compared to net cash used in operating activities of $2.2 million for the three months ended March 31, 1999. This increase primarily resulted from a reduction in the increase in accounts receivables despite increased revenues and a decrease in the amount of accounts payable liquidated in the first quarter of 2000 as compared to the first quarter of 1999 due to expenses associated with the BioGlue manufacturing laboratory.

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2000, as compared to $1.1 million for the three months ended March 31, 1999. Investing activities primarily consist of property and equipment additions.

Net cash used in financing activities was $278,000 for the three months ended March 31, 2000, as compared to net cash used in financing activities of $1.4 million for the three months ended March 31, 1999. This decrease was primarily attributable to a reduction in the Company's repurchase of treasury stock during the first quarter of 2000 coupled with an increase in proceeds from stock option exercises.

Management is currently seeking to complete a potential private placement of equity or equity-oriented securities to form a subsidiary company for the commercial development of its serine proteinase light activation technologies. This strategy, if successful, will allow an affiliated entity to fund the light activation technology and should expedite the commercial development of its blood clot dissolving and surgical sealant product applications without additional research and development expenditures by the Company (other than through the affiliated company). This strategy, if successful, will favorably impact the Company's liquidity going forward. The Company has ceased further development of light activation technology pending the identification of a corporate partner to fund future development. The Company began its search for a corporate partner in October 1998.

The Company anticipates that the remaining net proceeds from its 1998 follow-on equity offering (the "Offering") of 2,975,500 new shares of its common stock resulting in net proceeds of approximately $45 million, $11 million of bank credit facilities and cash generated from operations will be sufficient to meet its operating and development needs for the next 12 months. However, the Company's future liquidity and capital requirements beyond that period will depend upon numerous factors, including the timing of the Company's receipt of FDA approvals to begin clinical trials for its products currently in development, the resources required to further develop its marketing and sales capabilities if, and when, those products gain approval, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. There can be no assurance that the Company will not require additional financing or will not seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital to meet future requirements. These additional funds may not be available when needed or on terms acceptable to the Company, which unavailability could have a material adverse effect on the Company's business, financial condition and results of operations.


Forward-Looking Statements

Statements made in this Form 10-Q for the quarter ended March 31, 2000 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements as a result of adverse changes in any of a number of factors that affect the Company's business, including without limitation, changes in (1) the Company's ability to find an equity investor in the FibRx technology and the impact of such an investment on the Company's liquidity, (2) the adequacy of the Company's financing arrangements over the next twelve months, (3) the outcome of the ongoing discussions with HMP and, (4) governmental or third-party reimbursement policies. See the "Business-Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a more detailed discussion of factors which might affect the Company's future performance.


Item 3.  Qualitative and Quantitative Discussion About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents of $4.1 million and short-term investments of $15.9 million in municipal obligations as of March 31, 2000 as well as interest paid on its debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains approximately 50% of its debt as fixed rate in nature. As a result, the Company is subject to a risk that interest rates will decrease and the Company may be unable to refinance its debt.

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

Exhibit
Number                          Description

3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

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

27.1*     Financial Data Schedule

--------------
*  Filed herewith.


(b)  Current Reports on Form 8-K.
                None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CRYOLIFE, INC.
                                         (Registrant)

May 12, 2000                             /s/ DAVID ASHLEY LEE
------------------                           ----------------------------------
DATE                                         DAVID ASHLEY LEE
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Financial and
                                             Accounting Officer)