Form 10-Q
period 2000-06-30
CRYOLIFE INC
filed 2000-08-11
CIK 784199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000
                         Commission File Number 0-21104

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

The number of shares of common stock, par value $0.01 per share, outstanding on August 9, 2000 was 12,378,420.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                    SUMMARY CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                 ---------------------------- ----------------------------
                                                        2000         1999            2000         1999
                                                 ---------------------------- ----------------------------
                                                          (Unaudited)                    (Unaudited)

Revenues:
 Preservation services and products              $      19,305  $     17,268  $     38,786   $     33,327
 Research grants and licenses                              149           127           291            393
                                                 ---------------------------  ---------------------------
                                                        19,454        17,395        39,077         33,720
Costs and expenses:
 Preservation services and products                      8,313         8,235        17,462         15,611
 General, administrative and marketing                   7,422         5,937        14,500         12,102
 Research and development                                1,165           883         2,494          1,957
 Interest expense                                           96            89           161            208
 Interest income                                          (410)         (367)         (787)          (792)
 Other income, net                                         (91)           40          (106)            (4)
                                                 ---------------------------  ----------------------------
                                                        16,495        14,817        33,724         29,082
                                                 ---------------------------  ---------------------------
Income before income taxes                               2,959         2,578         5,353          4,638
Income tax expense                                         980           851         1,770          1,531
                                                 ---------------------------  ---------------------------
Net income                                       $       1,979  $      1,727  $      3,583   $      3,107
                                                 ===========================  ===========================

Earnings per share:
         Basic                                   $        0.16  $       0.14  $       0.29   $       0.25
                                                 ===========================  ===========================
         Diluted                                 $        0.16  $       0.14  $       0.28   $       0.25
                                                 ===========================  ===========================
Weighted average shares outstanding:
         Basic                                          12,344        12,344        12,292         12,422
                                                 ===========================  ===========================
         Diluted                                        12,674        12,527        12,612         12,606
                                                 ===========================  ===========================


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                       SUMMARY CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                June 30,      December 31,
                                                                  2000          1999
                                                          --------------------------------
                                                             (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                $    8,048        $    6,128
     Marketable securities, at market                             24,464            24,403
     Receivables (net)                                            12,579            12,333
     Deferred preservation costs (net)                            19,228            17,652
     Inventories                                                   5,125             4,597
     Prepaid expenses                                              1,589             1,454
     Deferred income taxes                                         1,046               983
                                                          --------------------------------
       Total current assets                                       72,079            67,550
                                                          --------------------------------
Property and equipment (net)                                      20,467            18,674
Goodwill (net)                                                     1,542             1,590
Patents (net)                                                      2,475             2,363
Other (net)                                                        2,375             2,449
Deferred income taxes                                                810             1,399
                                                          --------------------------------
     TOTAL ASSETS                                             $   99,748        $   94,025
                                                          ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                         $    2,301        $      975
     Accrued expenses                                                996             2,145
     Accrued procurement fees                                      3,855             2,874
     Accrued compensation                                          1,167             1,161
     Income taxes payable                                            950               ---
     Current maturities of capital lease obligations                 166               180
     Current maturities of long-term debt                            250               287
                                                          --------------------------------
       Total current liabilities                                   9,685             7,622
                                                          --------------------------------
Capital lease obligations, less current maturities                 1,449             1,534
Convertible debenture                                              4,393             4,393
Other long-term debt                                                 250               250
                                                          --------------------------------
     Total liabilities                                            15,777            13,799
                                                          --------------------------------
Shareholders' equity:
     Preferred stock                                                 ---               ---
     Common stock (issued 13,361 shares in 2000 and
       1999)                                                         134               134
     Additional paid-in capital                                   64,034            64,425
     Retained earnings                                            27,147            23,564
     Deferred compensation                                           (51)              (57)
     Unrealized loss on marketable securities                       (847)             (783)
     Translation adjustment                                          (16)               (2)
     Less:  Treasury stock (995 shares in 2000 and
      1,134 shares in 1999)                                       (6,430)           (7,055)
                                                          --------------------------------
          Total shareholders' equity                              83,971            80,226
                                                          --------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $   99,748        $   94,025
                                                          ================================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                       ----------------------------
                                                                            2000            1999
                                                                       ----------------------------
                                                                                  (Unaudited)
Net cash flows provided by operating activities:
     Net income                                                        $     3,583    $     3,107
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Deferred income recognized                                              ---           (876)
       Gain on sale of marketable equity securities                            ---           (112)
       Depreciation and amortization                                         1,590          1,482
       Provision for doubtful accounts                                          48             48
       Deferred income taxes                                                   558            301
       Changes in operating assets and liabilities:
          Receivables                                                         (325)        (4,281)
          Deferred preservation costs and inventories                       (2,104)        (1,817)
          Prepaid expenses and other assets                                   (135)          (632)
          Accounts payable and accrued expenses                              2,145           (454)
                                                                       ---------------------------
       Net cash flows provided by (used in) operating activities             5,360         (3,234)
                                                                       ---------------------------

Net cash flows used in investing activities:
     Capital expenditures                                                   (3,284)        (1,592)
     Other assets                                                              (83)          (371)
     Purchases of marketable securities                                       (259)       (11,966)
     Sales of marketable securities                                            102         12,071
                                                                       --------------------------
     Net cash flows used in investing activities                            (3,524)        (1,858)
                                                                       --------------------------

Net cash flows provided by (used in) financing activities:
     Principal payments of debt                                                (37)          (264)
     Payment of obligations under capital leases                               (99)          (109)
     Purchase of treasury stock                                               (612)        (2,508)
     Proceeds from exercise of options and issuance of stock                   846            229
                                                                       --------------------------
     Net cash provided by (used in) financing activities                        98         (2,652)
                                                                       ---------------------------
Increase (Decrease) in cash                                                  1,934         (7,744)
Effect of exchange rate changes on cash                                        (14)           ---
Cash and cash equivalents, beginning of period                               6,128         12,885
                                                                       --------------------------
Cash and cash equivalents, end of period                               $     8,048    $     5,141
                                                                       ==========================


See accompanying notes to summary consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) U.S. generally accepted accounting principles for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.


NOTE 2 - INVESTMENTS

The Company maintains cash equivalents and investments in several large well-capitalized financial institutions, and the Company's policy disallows investment in any securities rated less than "investment-grade" by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading, and marketable equity securities not classified as trading, are classified as available-for-sale. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At June 30, 2000, all marketable equity securities and debt securities held by the Company were designated as available-for-sale.

Total gross realized gains on sales of available-for-sale securities were $0 and $39,000 for the three months ended June 30, 2000 and 1999, respectively. Total gross realized gains on sales of available-for-sale securities were $0 and $116,000 for the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000, differences between cost and market of $1,281,000 (less deferred taxes of $434,000) are included as a separate component of shareholders' equity.

At June 30, 2000 and December 31, 1999, approximately $4.0 million and $4.1 million, respectively, of debt securities with original maturities of 90 days or less at their acquisition dates were included in cash and cash equivalents. At June 30, 2000 and December 31, 1999, no investments had a maturity date between 90 days and one year and approximately $15.9 million of investments matured between one and five years, respectively. The market values of these securities approximate cost.

NOTE 3 - INVENTORY

Inventories are comprised of the following:

                                 (Unaudited)
                                  June 30,        December 31,
                                    2000              1999
                             -----------------------------------

Raw materials                $     1,657,000    $      1,555,000
Work-in-process                      949,000             578,000
Finished goods                     2,519,000           2,464,000
                             -----------------------------------
                             $     5,125,000    $      4,597,000
                             ===================================

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                          (Unaudited)                   (Unaudited)
                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                   ------------------------      ------------------------
                                                        2000         1999            2000         1999
                                                   ------------------------      ------------------------

Numerator for basic and diluted earnings
     per share - net income                        $ 1,979,000  $ 1,727,000     $3,583,000    $3,107,000
                                                   ========================     ========================

Denominator for basic earnings per share -
     weighted-average basis                         12,344,000   12,344,000       12,292,000   12,422,000
Effect of dilutive stock options                       330,000      183,000          320,000      184,000
                                                   ------------------------      ------------------------
Denominator for diluted earnings per share -
     adjusted weighted-average shares               12,674,000   12,527,000       12,612,000   12,606,000
                                                   ========================      ========================

Earnings per share:
     Basic                                         $       .16  $       .14     $.29       $  .25
                                                   ========================     =================
     Diluted                                       $       .16  $       .14     $.28       $  .25
                                                   ========================     =================

NOTE 5 - DEBT

On April 25, 2000, the Company entered into a loan agreement (the "Agreement") which permits the Company to borrow up to $8 million under a line of credit during the expansion of the Company's corporate headquarters. Borrowings under the line of credit bear interest equal to the Adjusted LIBOR plus 2% to be adjusted monthly. Upon the earlier of completion of construction or June 30, 2001, the line of credit will be converted to a term loan to be paid in 60 equal monthly installments of principal plus interest computed at Adjusted LIBOR plus 1.5%. The Agreement contains certain restrictive covenants including, but not limited to, maintenance of certain financial ratios and a minimum tangible net worth requirement. The Agreement is secured by substantially all of the Company's assets. At June 30, 2000, $8 million was available to be borrowed under the line of credit.

NOTE 6 - COMPREHENSIVE INCOME

During the six months ended June 30, 2000 and 1999, net comprehensive income was less than net income by approximately $64,000 and $328,000 respectively, due to unrealized losses on marketable equity securities.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Preservation and product revenues increased 12% to $19.3 million for the three months ended June 30, 2000 from $17.3 million for the same period in 1999. Preservation and product revenues increased 16% to $38.8 million for the six months ended June 30, 2000 from $33.3 million for the same period in 1999. The increase in revenues was primarily due to the growing acceptance in the medical community of cryopreserved tissues which has resulted in increased demand for the Company's cryopreservation services, the Company's ability to procure greater amounts of tissue, revenues attributable to the Company's introduction of BioGlue surgical adhesive in domestic markets in January of 2000 and other reasons discussed below.

Revenues from human heart valve and conduit cryopreservation services decreased 3% to $7.6 million for the three months ended June 30, 2000 from $7.8 million for the three months ended June 30, 1999, representing 39% and 45%, respectively, of total revenues during such periods. Revenues from human heart valve and conduit cryopreservation services increased 4% to $15.2 million for the six months ended June 30, 2000 from $14.6 million for the six months ended June 30, 1999, representing 39% and 43%, respectively, of total revenues during such periods. The decrease in revenues for the three months ended June 30, 2000 primarily results from a decrease in the number of aortic heart valve allograft shipments due to a decrease in the number of aortic valve donations received during the three months ended June 30, 2000, partially offset by an increase in the number of pulmonary heart valve shipments which results from an increase in the number of Ross procedures being performed. In a Ross procedure, the patient's pulmonary valve is transplanted into the aortic position and a human pulmonary allograft is transplanted into the patient's pulmonary position. The increase in revenues for the six months ended June 30, 2000 primarily results from the Company's ability to procure greater amounts of tissue during the first quarter of 2000 and an increase in the shipments of pulmonary heart valves as discussed above.

Revenues from human vascular tissue cryopreservation services increased 21% to $5.5 million for the three months ended June 30, 2000 from $4.5 million for the three months ended June 30, 1999, representing 28% and 26%, respectively, of total revenues during such periods. Revenues from human vascular tissue cryopreservation services increased 18% to $11.1 million for the six months ended June 30, 2000 from $9.4 million for the six months ended June 30, 1999, representing 28% and 28%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 22% and a 20% increase in the number of vascular allograft shipments for the three months and six months ended June 30, 2000, respectively, due to an increased demand for saphenous vein, the Company's ability to procure greater amounts of tissue and the growth in demand for the Company's cryopreserved femoral vein for dialysis access.

Revenues from human connective tissue cryopreservation services increased 55% to $3.9 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999, representing 20% and 15%, respectively, of total revenues during such periods. Revenues from human connective tissue cryopreservation services increased 60% to $7.8 million for the six months ended June 30, 2000 from $4.9 million for the six months ended June 30, 1999, representing 20% and 15%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 52% and a 54% increase in the number of allograft shipments for the three months and six months ended June 30, 2000, respectively, due to increased demand and the Company's ability to procure greater amounts of tissue. Additional revenue increases have resulted from a greater proportion of the 2000 shipments consisting of preserved osteoarticular grafts, which have a significantly higher per unit revenue than the Company's cryopreserved menisci and tendons.

Revenues from BioGlue(R) surgical adhesive increased 265% to $1.5 million for the three months ended June 30, 2000 from $409,000 for the three months ended June 30, 1999, representing 8% and 2%, respectively, of total revenues during such periods. Revenues from BioGlue surgical adhesive increased 295% to $2.6 million for the six months ended June 30, 2000 from $663,000 for the six months ended June 30, 1999, representing 7% and 2%, respectively, of total revenues during such periods. This increase in revenues is due to a 150% and a 182% increase in the number of BioGlue milliliter shipments for the three months and six months ended June 30, 2000, respectively. The improvement in shipments is due to increased product awareness since the introduction of BioGlue in international markets in April of 1998, increased surgeon training, the receipt of the CE approval for pulmonary indications in Europe in March 1999, and the introduction of BioGlue in domestic markets in January of 2000 pursuant to a Humanitarian Use Device Exemption for the use of BioGlue as an adjunct in the repair of acute thoracic aortic dissections.

Revenues from bioprosthetic cardiovascular devices were $196,000 and $423,000 for the three and six months ended June 30, 2000, representing 1% of total revenues during each such period and were $330,000 and $529,000 for the three and six months ended June 30, 1999, representing 2% of total revenues during each such period.

Revenues from Ideas for Medicine, Inc. ("IFM") decreased 63% to $608,000 for the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999, representing 3% and 9%, respectively, of total revenues during such periods. Revenues from IFM decreased 47% to $1.7 million for the six months ended June 30, 2000 from $3.2 million for the six months ended June 30, 1999, representing 4% and 9%, respectively, of total revenues during such periods. The IFM product line was sold to Horizon Medical Products, Inc. ("HMP") on September 30, 1998. In October 1998 IFM began an OEM manufacturing agreement with HMP which provides for the manufacture by IFM of specified minimum dollar amounts of IFM products to be purchased exclusively by the purchaser of the IFM product line over each of the four years following the sale.

The Company recorded a nonrecurring charge of $2.4 million in 1999 primarily as a result of HMP's default on its manufacturing contract with IFM. On June 22, 1999, IFM notified HMP that it was in default of certain provisions of the contract. After notification of the default, HMP indicated to the Company that it would not be able to meet and has not met the minimum purchase requirements outlined in the contract. The Company has been and continues to negotiate with HMP in order to reach a mutually agreeable solution to the default.

Grant revenues increased to $149,000 for the three months ended June 30, 2000 from $127,000 for the three months ended June 30, 1999. Grant revenues decreased to $291,000 for the six months ended June 30, 2000 from $393,000 for the six months ended June 30, 1999. Grant revenues are primarily attributable to the SynerGraft(R) research and development programs.

Cost of cryopreservation services and products aggregated $8.3 million for the three months ended June 30, 2000, compared to $8.2 million for the corresponding period in 1999, representing 43% and 48%, respectively, of total cryopreservation and product revenues in each period. Cost of cryopreservation services and products aggregated $17.5 million for the six months ended June 30, 2000, compared to $15.6 million, respectively, for the six months ended June 30, 1999, representing 45% and 47% of total cryopreservation and product revenues, respectively. The decrease in the 2000 cost of cryopreservation services and products as a percentage of revenues results from an increase in revenues from BioGlue surgical adhesive, which carry higher gross margins than cryopreservation services, and from a greater portion of 2000 orthopaedic cryopreservation revenues being derived from services that have higher gross margins than other orthopaedic cryopreservation services, partially offset by a lesser portion of 2000 revenues being derived from human heart valve and conduit cryopreservation services, which carry significantly higher gross margins than other cryopreservation services.

General, administrative and marketing expenses increased 25% to $7.4 million for the three months ended June 30, 2000, compared to $5.9 million for the corresponding period in 1999, representing 38% and 34%, respectively, of total cryopreservation and product revenues in each period. General, administrative and marketing expenses increased 20% to $14.5 million for the six months ended June 30, 2000, compared to $12.1 million for the corresponding period in 1999, representing 37% and 36%, respectively, of total cryopreservation and product revenues in each period. The increase in expenditures in 2000 resulted from expenses incurred to support the increase in revenues and expenses associated with the establishment of the Company's European headquarters.

Research and development expenses increased 32% to $1.2 million for the three months ended June 30, 2000, compared to $883,000 for the corresponding period in 1999, representing 6% and 5%, respectively, of total cryopreservation and product revenues for each period. Research and development expenses increased 27% to $2.5 million for the six months ended June 30, 2000, compared to $2.0 million for the corresponding period in 1999, representing 6% of total cryopreservation and product revenues for each period. Research and development spending relates principally to the Company's ongoing human clinical trials for its BioGlue surgical adhesive and to its focus on its SynerGraft technologies.

Net interest income was $314,000 and $278,000 for the three months ended June 30, 2000 and 1999, respectively. Net interest income was $626,000 and $584,000 for the six months ended June 30, 2000 and 1999, respectively.


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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, net working capital was $62.4 million, compared to $59.9 million at December 31, 1999, with a current ratio of 7 to 1 at June 30, 2000. The Company's primary capital requirements arise out of general working capital needs, capital expenditures for facilities and equipment and funding of research and development projects and a common stock repurchase plan approved by the Board of Directors in October of 1998. The Company historically has funded these requirements through bank credit facilities, cash generated by operations and equity offerings.

Net cash provided by operating activities was $5.4 million for the six months ended June 30, 2000, as compared to net cash used in operating activities of $3.2 million for the six months ended June 30, 1999. This increase primarily resulted from a reduction in the increase in accounts receivable despite increased revenues and a decrease in the amount of accounts payable liquidated in the first half of 2000 as compared to the first half of 1999 due to expenses associated with the BioGlue manufacturing laboratory incurred in 1999.

Net cash used in investing activities was $3.5 million for the six months ended June 30, 2000, as compared to $1.9 million for the six months ended June 30, 1999. This increase was primarily attributable to the increase in capital expenditures in 2000 related to the expansion of the Company's corporate headquarters.

Net cash provided by financing activities was $98,000 for the six months ended June 30, 2000, as compared to net cash used in financing activities of $2.7 million for the six months ended June 30, 1999. This decrease was primarily attributable to a reduction in the Company's repurchase of treasury stock during the first half of 2000 coupled with an increase in the proceeds from stock option exercises.

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

The Company anticipates that current cash and marketable securities, cash generated from operations and its $10 million of bank facilities (of which $1.9 million was drawn as of July 31, 2000) will be sufficient to meet its operating and development needs for at least the next 12 months, including the expansion of the Company's corporate headquarters and manufacturing facilities. However, the Company's future liquidity and capital requirements beyond that period will depend upon numerous factors, including the timing of the Company's receipt of FDA approvals to begin clinical trials for its products currently in development, the resources required to further develop its marketing and sales capabilities if and when those products gain approval, the resources required to expand its corporate headquarters and manufacturing facility, and the extent to which the Company's products generate market acceptance and demand. There can be no assurance the Company will not require additional financing or will not seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet future requirements. These additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, and results of operations.


FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q for the quarter ended June 30, 2000 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements as a result of adverse changes in any of a number of factors that affect the Company's business, including without limitation, changes in, (1) the Company's ability to find an equity investor in the FibRx technology and the impact of such an investment on the Company's liquidity, (2) the adequacy of the Company's financing arrangements over the next twelve months, (3) the outcome of the ongoing discussions with HMP and, (4) governmental or third-party reimbursement policies. See the "Business-Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a more detailed discussion of factors which might affect the Company's future performance.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents of $4.1 million and short-term investments of $15.9 million in municipal obligations as of June 30, 2000 as well as interest paid on its debt. At July 31, 2000, approximately $1.9 million of the Company's debt charged interest at a variable rate. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains 50% of its debt as fixed rate in nature. As a result, the Company is subject to a risk that interest rates will decrease and the Company may be unable to refinance its debt.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults Upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  The Annual Meeting of Shareholders was held on May 26, 2000.

     (b) Management's nominees for director were elected at the meeting by the holders of common stock. The election was uncontested.

          The  following  table shows the  results of voting in the  election of
          Directors:

                                      Shares Voted For        Authority Withheld
                                      ----------------        ------------------
          Steven G. Anderson             11,149,963                28,603
          John M. Cook                   11,151,863                26,703
          Ronald C. Elkins, M.D.         10,864,063               314,503
          Virginia C. Lacy               11,066,763               111,803
          Ronald D. McCall, Esq.         11,148,963                29,603
          Alexander C. Schwartz, Jr.     11,150,663                27,903
          Bruce J. Van Dyne, M.D.        11,150,963                27,603

     (c) A proposal was approved to increase the number of shares available for issuance under the CryoLife, Inc. 1998 Long-Term Incentive Plan. The result of the voting was as follows:

                                                     Common Shares
                                                     -------------
                  Voting for                            10,091,162
                  Voting against                         1,063,048
                  Abstain from voting                       24,356
                                                       -----------
                  Total                                 11,178,566
                                                        ==========

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

10.1 Construction Loan and Permanent Financing Agreement with Bank of America dated April 25, 2000.

27.1 Financial Data Schedule: Quarter Ended June 30, 2000

     (b)  Current Reports on Form 8-K. None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CRYOLIFE, INC.
                                   (Registrant)

August 11, 2000                    /s/ DAVID ASHLEY LEE
------------------                 ----------------------------------
DATE                               DAVID ASHLEY LEE
                                   Vice President and Chief Financial
                                   Officer
                                   (Principal Financial and
                                   Accounting Officer)