Form 10-Q
period 2000-09-30
CRYOLIFE INC
filed 2000-11-13
CIK 784199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000
                         Commission File Number 0-21104

                                 CRYOLIFE, INC.
             (Exact name of registrant as specified in its charter)

                    ----------------------------------------
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

YES   X    NO
    -----     ------

The number of shares of common stock, par value $0.01 per share, outstanding on November 8, 2000 was 12,451,323.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                    SUMMARY CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                      Three Months Ended              Nine Months Ended
                                                          September 30,                September 30,
                                                 ---------------------------- ----------------------------
                                                        2000         1999            2000         1999
                                                 ---------------------------- ----------------------------

Revenues:
 Preservation services and products              $      19,429  $      16,274 $       58,215 $      49,601
 Research grants and licenses                               95            255            386           648
                                                 ---------------------------- ----------------------------
                                                        19,524         16,529         58,601        50,249
Costs and expenses:
 Cost of preservation services and products              8,288          6,930         25,751        22,541
 General, administrative and marketing                   7,000          6,181         21,499        18,283
 Research and development                                1,211          1,156          3,705         3,113
 Interest expense                                           75             92            236           300
 Interest income                                          (526)          (361)        (1,313)       (1,153)
 Other expense (income), net                                33            (28)           (73)          (32)
                                                 ---------------------------- ----------------------------
                                                        16,081         13,970         49,805        43,052
                                                 ---------------------------- ----------------------------
Income before income taxes                               3,443          2,559          8,796         7,197
Income tax expense                                       1,135            845          2,906         2,376
                                                 ---------------------------- ----------------------------
Net income                                       $       2,308  $       1,714 $        5,890 $       4,821
                                                 ============================ ============================

Earnings per share:
         Basic                                   $        0.19  $        0.14 $         0.48 $        0.39
                                                 ============================ ============================
         Diluted                                 $        0.18  $        0.14 $         0.46 $        0.38
                                                 ============================ ============================
Weighted average shares outstanding
         Basic                                          12,404         12,274         12,328        12,372
                                                 ============================ ============================
         Diluted                                        12,835         12,485         12,687        12,563
                                                 ============================ ============================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements
                                      CRYOLIFE, INC. AND SUBSIDIARIES
                                    SUMMARY CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                                           September 30,      December 31,
                                                                                2000            1999
                                                                         ---------------------------------
                                                                             (Unaudited)
                                                                                        -
ASSETS
Current Assets:
     Cash and cash equivalents                                           $        13,489  $          6,128
     Marketable securities, at market                                             23,645            24,403
     Receivables (net)                                                            12,470            12,333
     Deferred preservation costs (net)                                            19,732            17,652
     Inventories                                                                   5,747             4,597
     Prepaid expenses and other assets                                             1,690             1,454
     Deferred income taxes                                                         1,059               983
                                                                       -----------------------------------
       Total current assets                                                       77,832            67,550
                                                                       -----------------------------------
Property and equipment (net)                                                      23,085            18,674
Goodwill (net)                                                                     1,518             1,590
Patents (net)                                                                      2,516             2,363
Other (net)                                                                        2,371             2,449
Deferred income taxes                                                                841             1,399
                                                                       -----------------------------------
     TOTAL ASSETS                                                        $       108,163  $         94,025
                                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                    $         2,463  $            975
     Accrued expenses                                                              1,013             2,145
     Accrued procurement fees                                                      4,001             2,874
     Accrued compensation                                                          1,485             1,161
     Income taxes payable                                                            898               ---
     Current maturities of capital lease obligations                                 169               180
     Current maturities of long-term debt                                            250               287
                                                                       -----------------------------------
       Total current liabilities                                                  10,279             7,622
                                                                       -----------------------------------
Capital lease obligations, less current maturities                                 1,406             1,534
Bank loans                                                                         4,510               ---
Convertible debenture                                                              4,393             4,393
Other long-term debt                                                                 ---               250
                                                                       -----------------------------------
     Total liabilities                                                            20,588            13,799
                                                                       -----------------------------------
Shareholders' equity:
     Preferred stock                                                                 ---               ---
     Common stock (issued 13,361 shares in 2000 and 1999)                            134               134
     Additional paid-in capital                                                   64,769            64,425
     Retained earnings                                                            29,454            23,564
     Deferred compensation                                                           (48)              (57)
     Accumulated other comprehensive income                                         (819)             (785)
     Less:  Treasury stock (916 shares in 2000 and
     1,106 shares in 1999)                                                        (5,915)           (7,055)
                                                                       -----------------------------------
          Total shareholders' equity                                              87,575            80,226
                                                                       -----------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $       108,163  $         94,025
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                         CRYOLIFE, INC. AND SUBSIDIARIES
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Nine Months Ended
                                                                                 September 30,
                                                                       -----------------------------------
                                                                              2000             1999
                                                                       -----------------------------------
                                                                                  (Unaudited)

Net cash flows provided by (used in) operating activities:
     Net income                                                        $         5,890    $          4,821
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred income recognized                                                  ---                (930)
       Gain on sale of marketable equity securities                                ---                (116)
       Depreciation and amortization                                             2,467               2,311
       Provision for doubtful accounts                                              72                  72
       Deferred income taxes                                                       491                (290)
       Changes in operating assets and liabilities:
          Receivables                                                             (240)             (2,830)
          Deferred preservation costs and inventories                           (3,230)             (4,708)
          Prepaid expenses and other assets                                       (236)               (376)
          Accounts payable and accrued expenses                                  3,331                 272
                                                                       -----------------------------------
       Net cash flows provided by (used in) operating activities                 8,545              (1,774)
                                                                       ------------------------------------

Net cash flows used in investing activities:
     Capital expenditures                                                       (6,728)             (1,912)
     Other assets                                                                 (142)               (438)
     Purchases of marketable securities                                         (1,326)             (4,722)
     Sales of marketable securities                                              2,059               5,123
                                                                       -----------------------------------
     Net cash flows used in investing activities                                (6,137)             (1,949)
                                                                       ------------------------------------

Net cash flows provided by (used in) financing activities:
     Principal payments of debt                                                    ---                (514)
     Proceeds from borrowings on bank line of credit                             4,223                 ---
     Payment of obligations under capital leases                                  (139)               (167)
     Purchase of treasury stock                                                   (612)             (3,404)
     Proceeds from issuance of common stock and
         from notes receivable from shareholders                                 1,501                 341
                                                                       -----------------------------------
     Net cash provided by (used in) financing activities                         4,973              (3,744)
                                                                       ------------------------------------
Increase (decrease) in cash                                                      7,381              (7,467)
Effect of exchange rate changes on cash                                            (20)                ---
Cash and cash equivalents, beginning of period                                   6,128              12,885
                                                                       -----------------------------------
Cash and cash equivalents, end of period                               $        13,489    $          5,418
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife, Inc. (the "Company") Form 10-K for the year ended December 31, 1999.


Note 2 - Investments

The Company maintains cash equivalents and investments in several large well-capitalized financial institutions, and the Company's policy disallows investment in any securities rated less than "investment-grade" by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading, and marketable equity securities not classified as trading, are classified as available-for-sale. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At September 30, 2000 all marketable equity securities and debt securities held by the Company were designated as available-for-sale.

Total gross realized gains on sales of available-for-sale securities were $0 for the three months ended September 30, 2000 and 1999, respectively. Total gross realized gains on sales of available-for-sale securities were $0 and $116,000 for the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000 differences between cost and market of $1,211,000 (less deferred taxes of $412,000) are included as a separate component of shareholders' equity.

At September 30, 2000 and December 31, 1999, approximately $5.2 million and $4.1 million, respectively, of debt securities with original maturities of 90 days or less at their acquisition dates were included in cash and cash equivalents. At September 30, 2000 and December 31, 1999 no investments matured between 90 days and 1 year and approximately $15.0 million and $15.9 million of investments matured between one and five years, respectively. The market values of these securities approximate cost.

Note 3 - Inventories

Inventories are comprised of the following:

                                  (Unaudited)
                                 September 30,     December 31,
                                     2000              1999
                              -----------------------------------

Raw materials                 $     1,815,000    $      1,555,000
Work-in-process                       889,000             578,000
Finished goods                      3,043,000           2,464,000
                              -----------------------------------
                              $     5,747,000    $      4,597,000
                              ===================================

Note 4 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                          (Unaudited)                   (Unaudited)
                                                      Three Months Ended              Nine Months Ended
                                                          September 30,                September 30,
                                                   ------------------------      -------------------------
                                                        2000         1999            2000         1999
                                                   ------------------------      ------------------------

Numerator for basic and diluted earnings
     per share - net income                        $ 2,308,000  $ 1,714,000      $5,890,000   $4,821,000
                                                   ========================      =======================

Denominator for basic earnings per share -
     weighted-average basis                         12,404,000   12,274,000       12,328,000   12,372,000
Effect of dilutive stock options                       431,000      211,000          359,000      191,000
                                                   ------------------------      ------------------------
Denominator for diluted earnings per share -
     adjusted weighted-average shares               12,835,000   12,485,000       12,687,000   12,563,000
                                                   ========================      ========================

Earnings per share:
     Basic                                         $       .19   $      .14      $       .48   $      .39
                                                   ========================     =========================
     Diluted                                       $       .18   $      .14      $       .46   $      .38
                                                   ========================     =========================


Note 5 - Debt

On April 25, 2000 the Company entered into a loan agreement (the "Agreement") which permits the Company to borrow up to $8 million under a line of credit during the expansion of the Company's corporate headquarters. Borrowings under the line of credit bear interest equal to the Adjusted LIBOR plus 2% to be adjusted monthly. Upon the earlier of completion of construction or June 30, 2001, the line of credit will be converted to a term loan to be paid in 60 equal monthly installments of principal plus interest computed at Adjusted LIBOR plus 1.5%. The Agreement contains certain restrictive covenants including, but not limited to, maintenance of certain financial ratios and a minimum tangible net worth requirement. The Agreement is secured by substantially all of the Company's assets. At September 30, 2000 $3.5 million was available to be borrowed under the line of credit.

Note 6 - Comprehensive Income

During the nine months  ended  September  30, 2000 and 1999,  net  comprehensive
income  was  less  than  net  income  by  approximately   $24,000  and  $536,000
respectively, due to unrealized losses on marketable equity securities.

Note 7 - Subsequent Events

On October 9, 2000 the Company sold substantially all of the remaining assets of Ideas for Medicine, Inc. ("IFM") to Horizon Medical Products, Inc. ("HMP"). The assets consist primarily of inventory, equipment and leasehold improvements. The transaction provides for HMP to pay the Company the sum of approximately $5.9 million, payable in equal monthly installments of principal and interest of $140,000. The note consists of a portion, approximately $3.8 million, which bears interest at 9% per year, and a non-interest-bearing portion of approximately $2.1 million. The note also requires an additional $1 million principal payment at any time prior to April 3, 2001. If the $1 million payment is made when due, and no other defaults exist under the note, then $1 million of the non-interest-bearing portion of the note will be forgiven. In addition, at such time as the principal balance has been paid down to $1.1 million and there have been no defaults under the promissory note, the remainder of the note will be forgiven and the note will be canceled.

In addition, CryoLife has entered into a sublease agreement with HMP under which HMP will assume responsibility for the IFM manufacturing facility. Also, substantially all of the employees of IFM will become employees of HMP.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Preservation and product revenues increased 19% to $19.4 million for the three months ended September 30, 2000 from $16.3 million for the same period in 1999. Preservation and product revenues increased 17% to $58.2 million for the nine months ended September 30, 2000 from $49.6 million for the same period in 1999. The increase in revenues was primarily due to the growing acceptance in the medical community of cryopreserved tissues which has resulted in increased demand for the Company's cryopreservation services, the Company's ability to procure greater amounts of tissue, revenues attributable to the Company's introduction of BioGlue surgical adhesive in domestic markets in January of 2000 and other reasons discussed below.

Revenues from human heart valve and conduit cryopreservation services increased 1% to $7.9 million for the three months ended September 30, 2000 from $7.8 million for the three months ended September 30, 1999, representing 40% and 47%, respectively, of total revenues during such periods. Revenues from human heart valve and conduit cryopreservation services increased 3% to $23.1 million for the nine months ended September 30, 2000 from $22.5 million for the nine months ended September 30, 1999, representing 39% and 45%, respectively, of total revenues during such periods. This increase in revenues resulted from a 4% and a 7% increase in the number of heart allograft shipments due to increased demand for the three months and nine months ended September 30, 2000, respectively.

Revenues from human vascular tissue cryopreservation services increased 13% to $5.2 million for the three months ended September 30, 2000 from $4.6 million for the three months ended September 30, 1999, representing 27% and 28%, respectively, of total revenues during such periods. Revenues from human vascular tissue cryopreservation services increased 16% to $16.2 million for the nine months ended September 30, 2000 from $14.0 million for the nine months ended September 30, 1999, representing 28% of total revenues during each such periods. This increase in revenues was primarily due to a 12% and an 18% increase in the number of vascular allograft shipments for the three months and nine months ended September 30, 2000, respectively, due to an increased demand for saphenous vein, the Company's ability to procure greater amounts of tissue and the growth in demand for the Company's cryopreserved femoral vein for dialysis access.

Revenues from human connective tissue cryopreservation services increased 34% to $4.0 million for the three months ended September 30, 2000 from $3.0 million for the three months ended September 30, 1999, representing 20% and 18%, respectively, of total revenues during such periods. Revenues from human connective tissue cryopreservation services increased 50% to $11.8 million for the nine months ended September 30, 2000 from $7.9 million for the nine months ended September 30, 1999, representing 20% and 16%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 38% and a 48% increase in the number of allograft shipments for the three months and nine months ended September 30, 2000, respectively, due to increased acceptance of osteoarticular grafts and non-bone tendons by the orthopedic surgeon community and the Company's ability to procure greater amounts of tissue. Additional revenue increases have resulted from a greater proportion of the 2000 shipments consisting of preserved osteoarticular grafts, which have a significantly higher per unit revenue than the Company's cryopreserved menisci and tendons.

Revenues from BioGlue(R) surgical adhesive increased 275% to $1.7 million for the three months ended September 30, 2000 from $445,000 for the three months ended September 30, 1999, representing 9% and 3%, respectively, of total revenues during such periods. Revenues from BioGlue surgical adhesive increased 287% to $4.3 million for the nine months ended September 30, 2000 from $1.1 million for the nine months ended September 30, 1999, representing 7% and 2%, respectively, of total revenues during such periods. This increase in revenues is due to a 189% and a 184% increase in the number of BioGlue milliliter shipments for the three months and nine months ended September 30, 2000, respectively. The improvement in shipments is due to increased product awareness since the introduction of BioGlue in international markets in April of 1998, increased surgeon training, the receipt of the CE approval for pulmonary indications in Europe in March 1999, and the introduction of BioGlue in domestic markets in January of 2000 pursuant to a Humanitarian Use Device Exemption for the use of BioGlue as an adjunct in the repair of acute thoracic aortic dissections.

Revenues from bioprosthetic cardiovascular devices were $188,000 and $611,000 for the three and nine months ended September 30, 2000, respectively, representing 1% of total revenues during each such period, and were $224,000 and $753,000 for the three and nine months ended September 30, 1999, respectively, representing 1% of total revenues during each such period.

Revenues from Ideas for Medicine, Inc ("IFM") increased 125% to $519,000 for the three months ended September 30, 2000 from $231,000 for the three months ended September 30, 1999, representing 3% and 1%, respectively, of total revenues during such periods. Revenues from IFM decreased 36% to $2.2 million for the nine months ended September 30, 2000 from $3.4 million for the nine months ended September 30, 1999, representing 4% and 7%, respectively, of total revenues during such periods. The IFM product line was sold on September 30, 1998 to HMP. In October 1998 IFM began an OEM manufacturing agreement with HMP which provided for the manufacture by IFM of specified minimum dollar amounts of IFM products to be purchased exclusively by HMP over each of the four years following the sale.

On June 22, 1999 IFM notified HMP that it was in default of certain provisions of the contract. After notification of the default, HMP indicated to the Company that it would not be able to meet and has not met the minimum purchase requirements outlined in the contract. The Company recorded a nonrecurring charge of $2.4 million in December 1999 primarily as a result of HMP's default on its manufacturing contract with IFM. As more fully discussed in the footnotes to the financial statements, IFM sold substantially all of the remaining assets of IFM to HMP on October 9, 2000.

Grant revenues decreased to $95,000 for the three months ended September 30, 2000 from $255,000 for the three months ended September 30, 1999. Grant revenues decreased to $386,000 for the nine months ended September 30, 2000 from $648,000 for the nine months ended September 30, 1999. Grant revenues are primarily attributable to the SynerGraft(R) research and development programs.

Cost of cryopreservation services and products aggregated $8.3 million for the three months ended September 30, 2000, compared to $6.9 million for the corresponding period in 1999, representing 43% of total cryopreservation and product revenues in each period. Cost of cryopreservation services and products aggregated $25.8 million for the nine months ended September 30, 2000, compared to $22.5 million, respectively, for the nine months ended September 30, 1999, representing 44% and 45% of total cryopreservation and product revenues, respectively. Cost of cryopreservation services and products increased 14% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The decrease in the 2000 cost of cryopreservation services and products as a percentage of revenues results from an increase in revenues from BioGlue surgical adhesive, which carry higher gross margins than cryopreservation services, and from a greater portion of 2000 orthopaedic cryopreservation revenues being derived from services that have higher gross margins than other orthopaedic cryopreservation services, partially offset by a lesser portion of 2000 revenues being derived from human heart valve and conduit cryopreservation services, which carry significantly higher gross margins than other cryopreservation services.

General, administrative and marketing expenses increased 13% to $7.0 million for the three months ended September 30, 2000, compared to $6.2 million for the corresponding period in 1999, representing 36% and 38%, respectively, of total cryopreservation and product revenues in each period. General, administrative and marketing expenses increased 18% to $21.5 million for the nine months ended

September 30, 2000, compared to $18.3 million for the corresponding period in 1999, representing 37% of total cryopreservation and product revenues in each period. The increase in expenditures in 2000 resulted from expenses incurred to support the increase in revenues and expenses associated with the establishment of the Company's European headquarters.

Research and development expenses were $1.2 million for the three months ended September 30, 2000, and 1999, representing 6% and 7% of total cryopreservation and product revenues for such periods, respectively. Research and development expenses increased 19% to $3.7 million for the nine months ended September 30, 2000, compared to $3.1 million for the corresponding period in 1999, representing 6% of total cryopreservation and product revenues for each period. Research and development spending relates principally to the Company's ongoing human clinical trials for its BioGlue surgical adhesive and to its focus on its SynerGraft technologies.

Net interest income was $526,000 for the three months ended September 30, 2000 compared to net interest income of $361,000 for the corresponding period in 1999. Net interest income was $1.3 million for the nine months ended September 30, 2000 compared to net interest income of $1.2 million for the corresponding period in 1999. This increase in interest income for the three and nine months ended September 30, 2000 is due primarily to the increase in cash generated from operations during those periods.

Other expense was $33,000 for the three months ended September 30, 2000. Other income was $28,000 for the three months ended September 30, 1999. Other income was $73,000 and $32,000 for the nine months ended September 30, 2000 and 1999, respectively.

The effective income tax rate was 33% for the three and nine months ended September 30, 2000 and 1999.

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

Liquidity and Capital Resources

At September 30, 2000, net working capital was $67.6 million, compared to $59.9 million at December 31, 1999, with a current ratio of 8 to 1. The Company's primary capital requirements arise out of general working capital needs, capital expenditures for facilities and equipment, funding of research and development projects and a common stock repurchase plan approved by the board of directors in October of 1998. The Company historically has funded these requirements through bank credit facilities, cash generated by operations and equity offerings.

Net cash provided by operating activities was $8.5 million for the nine months ended September 30, 2000, as compared to net cash used in operating activities of $1.8 million for the nine months ended September 30, 1999. This increase primarily resulted from a reduction in the increase in accounts receivable despite increased revenues, a reduction in the increase in deferred preservation costs and inventories, and an increase in the amount of accounts payable due to the expansion of the Company's headquarters.

Net cash used in investing activities was $6.1 million for the nine months ended September 30, 2000, as compared to net cash used in investing activities of $1.9 million for the nine months ended September 30, 1999. This increase was primarily attributable to the increase in capital expenditures in 2000 related to the expansion of the Company's corporate headquarters.

Net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2000, as compared to cash used in financing activities of $3.7 million for the nine months ended September 30, 1999. This increase was primarily attributable to the proceeds received on the bank line of credit to finance the expansion of the Company's headquarters, a reduction in the Company's repurchase of treasury stock during the nine months ended September 30, 2000 and an increase in the proceeds from stock option exercises.

Management is currently seeking to complete a potential private placement of equity or equity-oriented securities to form a subsidiary company for the commercial development of its serine proteinase light activation technologies. This strategy, if successful, will allow an affiliated entity to fund the light activation technology and should expedite the commercial development of its targeted pro-drug delivery device, blood clot dissolving and surgical sealant product applications without additional research and development expenditures by the Company (other than through the affiliated company). This strategy, if successful, will favorably impact the Company's liquidity going forward. The Company has ceased further material development of light activation technology pending the identification of a corporate partner to fund future development.

The Company anticipates that current cash and marketable securities, cash generated from operations and its $10 million of bank facilities (of which $6.2 million was drawn as of November 8, 2000) will be sufficient to meet its operating and development needs for at least the next 12 months, including the expansion of the Company's corporate headquarters and manufacturing facilities. However, the Company's future liquidity and capital requirements beyond that period will depend upon numerous factors, including the timing of the Company's receipt of FDA approvals to begin clinical trials for its products currently in development, the resources required to further develop its marketing and sales capabilities if and when those products gain approval, the resources required for any additional expansion of its corporate headquarters and manufacturing facility, and the extent to which the Company's products generate market acceptance and demand. There can be no assurance the Company will not require additional financing or will not seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet future requirements. These additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, and results of operations.


Forward-Looking Statements

Statements made in this Form 10-Q for the quarter ended September 30, 2000 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements as a result of adverse changes in any of a number of factors that affect the Company's business, including without limitation, risks related to, (1) the Company's ability to find an equity investor in the serine proteinase light activation technology and the impact of such an investment on the Company's liquidity, (2) the adequacy of the Company's financing arrangements over the net twelve months, (3) changes in governmental or third-party reimbursement policies, (4) dependence on the cryopreservation of human tissue, (5) competition from other companies that cryopreserve human tissue, as well as companies that market mechanical valves and synthetic and animal tissue for implantation, (6) rapid technology changes, (7) uncertainties regarding products in development, (8) extensive government regulation, (9) uncertainties related to patents and protection of proprietary technology, (10) dependence on key personnel, (11) adverse effects that could expose the Company to product liability claims, and (12) use and disposal of hazardous material. See the "Business-Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a more detailed discussion of factors which might affect the Company's future performance.

Item 3.  Quantitative and  Qualitative Disclosures About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents of $5.7 million and short-term investments of $15.0 million in municipal obligations as of September 30, 2000 as well as interest paid on its debt. At November 8, 2000, approximately $6.2 million of the Company's debt charged interest at a variable rate. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains 50% of its debt as fixed rate in nature. As a result, the Company is also subject to a risk that interest rates will decrease and the Company may be unable to refinance its debt.

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

     27.1 Financial Data Schedule: Quarter Ended September 30, 2000

     (b)  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CRYOLIFE, INC.
                                  (Registrant)

November 13, 2000                 /s/ DAVID ASHLEY LEE
------------------                ----------------------------------
DATE                              DAVID ASHLEY LEE
                                  Vice President and Chief Financial
                                     Officer
                                  (Principal Financial and
                                  Accounting Officer)