Form 10-K
period 2000-12-31
CRYOLIFE INC
filed 2001-04-02
CIK 784199

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR

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

                                                        Name of each exchange
          Title of each class                             on which registered
  -------------------------------                     ------------------------
   Common Stock, $.01 par value                        New York Stock Exchange
  Preferred Share Purchase Rights                      New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:

     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $398,777,000 at March 27, 2001 (16,060,309 shares). The number of common shares outstanding at March 27, 2001 was 18,750,704 (exclusive of treasury shares).

                       Documents Incorporated By Reference

     Part III: Portions of Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be filed not later than April 30, 2001.

                                     PART I

Item 1. Business.

Overview

CryoLife, Inc. ("CryoLife" or the "Company") is the leader in the cryopreservation of viable human tissues for cardiovascular, vascular and orthopaedic transplant applications, and develops and commercializes additional implantable products, including surgical bioadhesives. The Company estimates that it provided in excess of 70% of the cryopreserved human heart valve tissue implanted in the U.S. in 2000. The Company uses its expertise in biochemistry and cell biology, and its understanding of the needs of the cardiovascular, vascular and orthopaedic surgery medical specialties, to continue expansion of its core cryopreservation business and to develop or acquire complementary implantable products and technologies for these fields. The Company develops and markets proprietary implantable biomaterials, including BioGlue(R) surgical adhesive, which it began commercializing within the European Community ("EC") in April 1998 and within the U.S. in December 1999. Additionally the Company develops bioprosthetic cardiovascular devices including two novel design stentless porcine heart valves currently marketed in the EC. In November 2000 the Company received a Conformite Europeene ("CE") Mark (product certification) for commercial distribution of its SynerGraft(R) heart valve in the EC. Domestically the Company began applying its proprietary SynerGraft technology in February 2000 to enhance the preservation of human heart valves.

CryoLife processes and distributes for transplantation cryopreserved human heart valves and conduits, human vascular tissue and human connective tissue for the knee. Management believes that cryopreserved human heart valves and conduits offer certain advantages over mechanical, synthetic and animal-derived alternatives. Depending on the alternative, these advantages include a more natural functionality, the elimination of a long-term need for anti-coagulation drug therapy, a reduced incidence of reoperation and a reduced risk of catastrophic failure, thromboembolism (stroke) or calcification. The Company estimates that the potential U.S. market for implantable products targeting indications addressed by the cryopreserved tissues processed by the Company was in excess of $1 billion in 2000. The Company seeks to expand the availability of human tissue through its established relationships with over 100 tissue banks and organ procurement agencies nationwide.

CryoLife is developing implantable biomaterials for use as surgical adhesives and sealants. The Company's patent protected BioGlue surgical adhesive, designed for cardiovascular, vascular and pulmonary applications, is a polymer based on a derivative of an animal blood protein and a cross-linking agent. BioGlue offers advantages over sutures and staples, including more effective sealing and easier application. The Company estimates that the annual worldwide market for surgical sutures and staples in 2000 was in excess of $2 billion. The Company received CE Mark certification in 1998 for use of its BioGlue surgical adhesive in vascular applications and began marketing this product in April 1998 in the EC. In March 1999 the Company was awarded a second CE Mark allowing the use of BioGlue in pulmonary indications, including the repair of air leaks in lungs. In December 1999 the Company received U.S. Food and Drug Administration ("FDA") approval to distribute BioGlue surgical adhesive under a Humanitarian Device Exemption ("HDE") for use as an adjunct in the repair of acute thoracic aortic dissections and immediately began marketing this product in the U.S. pursuant to the HDE. The Company completed its clinical trial for the use of BioGlue in all vascular repair in the fall of 2000, and filed a premarket approval ("PMA") with the FDA on February 1, 2001 that, if approved, would allow for the broad commercial distribution of BioGlue in the U.S.

CryoLife has developed and markets outside of the U.S. bioprosthetic cardiovascular devices for implantation, currently consisting of glutaraldehyde fixed stentless porcine heart valves. Glutaraldehyde fixed porcine heart valves are often preferred by surgeons for procedures involving elderly patients because they eliminate the risk of patient non-compliance with long-term anti-coagulation drug therapy associated with mechanical valves, are less expensive than human heart valves or mechanical valves and their shorter longevity is more appropriately matched with these patients' life expectancies. Glutaraldehyde fixed porcine and bovine heart valves address a worldwide target market estimated to have been $325 million in 2000. Unlike most other available porcine heart valves, the Company's stentless porcine heart valves do not contain synthetic materials which increase the risk of endocarditis, a debilitating and potentially fatal infection. The Company's CryoLife-O'Brien(R) aortic heart valve, currently marketed in the EC and certain other territories outside the U.S., is a stentless porcine heart valve which contains a matched composite leaflet design that approximates human heart valve blood flow characteristics and requires only a single suture line which simplifies surgical implantation. The Company's CryoLife-Ross(R) pulmonary heart valve, another of the Company's fixed stentless porcine valves, is also marketed in the EC and certain countries outside the U.S. The Company has applied its proprietary SynerGraft technology to the processing of human heart valves and conduits and to some of the Company's stentless porcine heart valves. SynerGraft involves the depopulation of cells from the structure of human heart tissue and non-viable animal heart tissue leaving a collagen matrix that has the potential to be repopulated with the implant recipient's cells. This process is designed to reduce calcification of heart valves, thereby increasing longevity, and to improve the biocompatibility and functionality of such tissue. In November 2000 the Company received CE Mark approval for its SynerGraft porcine pulmonary heart valves, which allowed the Company to begin commercial distribution into the EC. The Company believes that its porcine heart valves, treated with the SynerGraft technology, will expand its opportunity to address the broader international and U.S. heart valve markets, estimated to have been $390 million and $400 million, respectively, in 2000.

Beginning in 1998, the Company began seeking to complete a potential private placement of equity or equity-oriented securities representing a majority investment in its wholly-owned subsidiary company, AuraZyme Pharmaceuticals, Inc. ("AuraZyme"), for the commercial development of its Activation Control Technology ("ACT") technology. The ACT technology is a reversible linker technology that has potential uses in the areas of cancer therapy, blood clot dissolving, heart attack therapies and other drug delivery applications. This strategy is designed to allow the Company to continue development of this technology without incurring additional research and development expenditures, other than through AuraZyme, and allow the Company to focus its resources on the commercial development of its BioGlue surgical adhesive, SynerGraft technology and other products under development.

In the U.S., the Company markets its cryopreservation services for human heart valves and conduits, human vascular tissue and its BioGlue surgical adhesive through its direct technical service representatives, and relies on independent orthopaedic sales representatives to market its cryopreservation services for human connective tissue for the knee. Internationally, cryopreserved human tissues, bioprosthetic cardiovascular devices, including SynerGraft, and BioGlue surgical adhesive are distributed through independent representatives located in several countries in Europe, Canada, South America and Asia.


Growth Strategy

The Company's primary objective is to continue its consistent revenue growth and profitability. The Company's strategy to generate continued growth is based on increasing the use of cryopreserved tissues as an alternative to mechanical and synthetic implantable products, developing new markets for existing products and technologies and developing new products and technologies for new and existing markets. The Company also selectively considers strategic acquisitions of complementary technologies and businesses to supplement its internal growth. The key elements of the Company's business and growth strategy are to:

     o Continue Leadership in Cryopreservation of Human Heart Valves and Conduits. The Company intends to increase the market penetration of its cryopreserved human heart valves and conduits by (i) expanding awareness of clinical advantages of cryopreserved human tissues through continuing educational efforts directed to physicians, prospective heart valve and conduit recipients and tissue procurement agencies, (ii) expanding its relationships with the more than 100 tissue banks and procurement agencies across the U.S. which send tissue to the Company for cryopreservation, (iii) expanding its physician training activities and (iv) expanding its product offerings by applying its SynerGraft technology to human heart valves and conduits for antigen reduction properties and the potential for recipient cell repopulation.

     o Expand Distribution of Cryopreserved Human Vascular Tissue and Connective Tissue for the Knee. Using the same strategy it has successfully employed to expand its cryopreservation services for human heart valves and conduits, the Company intends to increase its cryopreservation revenues from human vascular tissue and connective tissue for the knee through continuing educational efforts directed to vascular and orthopaedic surgeons about the clinical advantages of cryopreserved vascular and orthopaedic tissue, expanding its relationships with tissue banks and procurement agencies and expanding its programs for training physicians in the use of tissue cryopreserved by the Company.

     o Broaden Application of Cryopreservation Services. The Company will continue to collect, monitor and evaluate implant data to (i) develop expanded uses for the human tissues currently cryopreserved by the Company and (ii) identify new human tissues as candidates for cryopreservation. In 1997, the Company began providing cryopreserved human vascular tissue to be used as dialysis access replacement grafts for patients undergoing chronic dialysis, and separately, as venous valve replacements for patients suffering from diseases of the venous system. In 1998 in addition to patellar and achilles tendons, the Company began providing cryopreserved posterior and anterior tibialis and semi-t/gracilis tendons for use in knee repairs, and in 1999 began providing preserved human osteoarticular grafts to repair articular defects and aortoiliac grafts to repair infected abdominal aortic grafts. The Company is also investigating the use of cryopreserved human endothelial cells, peripheral nerves and other connective tissues in various surgical applications.

     o Develop and Commercialize Biomaterials for Surgical Adhesive and Sealant Applications. In the second quarter of 1998 the Company began commercial marketing of its patent protected BioGlue surgical adhesive in the EC through its independent representatives. In December 1999 the Company received FDA approval to distribute BioGlue surgical adhesive under a HDE for use as an adjunct in the repair of acute thoracic aortic dissections. The Company completed its clinical trial for the use of BioGlue in all vascular repair in the fall of 2000, and filed a PMA with the FDA on February 1, 2001, that, if approved, would allow for the broad commercial distribution of BioGlue in the U.S. In addition to the adhesive and sealant applications of these biomaterials, the Company intends to pursue, either directly or through strategic alliances, certain drug delivery applications of BioGlue surgical adhesive and its ACT technology, such as administering antibiotics, attaching chemotherapy drugs to tumors, delivering bone material for orthopaedic bone repair, and as a replacement for spinal discs.

     o Develop and Commercialize Bioprosthetic Cardiovascular Devices. The Company intends to leverage its expertise with stentless human heart valves to expand commercialization of its stentless porcine heart valves and to use its stentless porcine heart valves as a platform for the development and commercialization of the Company's SynerGraft technology, which is being developed to expand the target market for the stentless porcine heart valves by minimizing calcification often associated with porcine tissues and thereby increasing their longevity. In October 2000 the Company received a CE Mark allowing for commercial distribution of the new tissue-engineered SynerGraft heart valve throughout the European Community. The Company has expanded its production capacity for its bioprosthetic cardiovascular devices to address the increased demand it is currently experiencing.

     o Leverage Existing Capability across Product Lines. The Company intends to apply its expertise with stentless human heart valves to expand commercialization of its stentless porcine heart valves and to use its human heart valve and conduit cryopreservation expertise and its stentless porcine heart valves as a platform for the development and commercialization of the Company's SynerGraft technology.


Services and Products

Cryopreservation of Human Tissue for Transplant

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

The transplant of human tissue that has not been preserved must be accomplished within extremely short time limits (not to exceed eight hours for transplants of the human heart). Prior to the advent of human tissue cryopreservation, these time constraints resulted in the inability to use much of the tissue donated for transplantation. The application of the Company's cryopreservation technologies to donated tissue expands the amount of human tissue available to physicians for transplantation. Cryopreservation also expands the treatment options available to physicians and their patients by offering alternatives to implantable mechanical, synthetic and animal-derived devices. The tissues presently cryopreserved by the Company include human heart valves and conduits, vascular tissue and connective tissue for the knee.

CryoLife maintains and collects extensive clinical data on the use and effectiveness of implanted human tissues that it has cryopreserved, and shares this data with implanting physicians and its procurement partners. The Company also uses this data to help direct its continuing efforts to improve its cryopreservation services through ongoing research and development. Its research staff and technical representatives assist physicians by providing educational materials, seminars and clinics on methods for handling and implanting the tissue cryopreserved by the Company and the clinical advantages, indications and applications for those tissues. The Company has ongoing efforts to train and educate physicians on the indications for and uses of the human tissues cryopreserved by the Company, as well as its programs whereby surgeons train other surgeons in best demonstrated techniques. The Company also assists organ procurement agencies and tissue banks through training and development of protocols and provides necessary materials to improve their tissue processing techniques and to increase efficiency and the yield of usable tissue.

Human Heart Valves and Conduits. The human heart valves and conduits cryopreserved by the Company are used in reconstructive heart valve replacement surgery. CryoLife shipped approximately 46,500 cryopreserved human heart valves and conduits from 1984 through 2000. Based on CryoLife's records of documented implants, management believes that the Company's success in the allograft heart valve market is due in part to physicians' recognition of the longevity and natural functionality of the Company's cryopreserved human tissues as compared to mechanical and porcine heart valve alternatives in certain applications. The Company currently applies its cryopreservation services to human aortic, pulmonary and mitral heart valves for implantation by cardiac surgeons. In addition, the Company provides cryopreserved conduit tissue to surgeons who wish to perform certain specialized cardiac repair procedures. Each of these human heart valves and conduits maintains a viable tissue structure which more closely resembles and performs like the patient's own tissue than non-human tissue alternatives. In February 2000 the Company began processing and distributing in the U.S. decellularized human heart valves and conduits utilizing the first of its SynerGraft technology applications, which involves developing depopulated heart valves with antigen reduction properties and the potential for recipient cell repopulation.

In February of 2000 CryoLife began processing some human allograft heart valves using its SynerGraft technology. The SynerGraft technology effectively removes cells from the heart valve leaving the collagen matrix intact. The CryoValve(R) SG valve is especially designed to benefit patients, both children and adults, who have had a minor immune response to transplanted tissues. Early clinical data indicates that the new SynerGraft processing method mitigates the increase of PRA (panel reactive antibodies) experienced by some of the patients who receive allograft heart valves. The absence of an immunologic response to the decellularized allograft has the potential of improved long-term function of the allograft heart valves. Advanced animal studies of both allograft and porcine heart valves that have been treated with the SynerGraft process show that these valves have the potential to repopulate themselves in vivo with the patient's own cells.

The Company estimates that the total heart valve and conduit replacement market in the U.S. in 2000 was approximately $400 million. Management believes that approximately 88,000 heart valve and conduit surgeries were conducted in the U.S. in 2000. Of the total number of heart valve and conduit surgeries, approximately 43,000, or 49%, involved mechanical heart valves, and approximately 45,000, or 51%, involved tissue heart valves or conduits, including porcine and cryopreserved human tissues. Approximately 5,400 human heart valves and conduits cryopreserved by the Company were shipped for implantation in 2000.

Management believes cryopreserved human heart valves and conduits have characteristics that make them the preferred replacement for most patients. Specifically, human heart valves, such as those cryopreserved by the Company, allow for more normal blood flow and provide higher cardiac output than porcine and mechanical heart valves. Human heart valves are not as susceptible to progressive calcification, or hardening, as are porcine heart valves, and do not require anti-coagulation drug therapy, as do mechanical valves. The synthetic sewing rings contained in mechanical and stented porcine valves may harbor bacteria leading to endocarditis. Furthermore, endocarditis is difficult to treat with antibiotics, and this usually necessitates the surgical removal of these valves at considerable cost, morbidity and risk of mortality.
Consequently, for many physicians, human heart valves are the preferred alternative to mechanical and stented porcine valves for patients who have, or are at risk to contract, endocarditis.

The following table sets forth the characteristics of alternative heart valve implants that management believes make cryopreserved human heart valves the preferred replacement for most patients:

                                                       Porcine
                                          -----------------------------------
                           Cryopreserved                                                                Bovine
                              Human          Stented         Stentless(1)         Mechanical         Pericardium
                        ----------------- ------------------ ------------------- ---------------   ----------------
Materials:                   human        glutaraldehyde     glutaraldehyde      pyrolitic carbon  glutaraldehyde
                             tissue       fixed pig tissue   fixed pig tissue    bi-leaflet and    fixed cow tissue
                                          and synthetic                          and synthetic     and synthetic
                                          sewing ring                            sewing ring       sewing ring

Blood Flow Dynamics          normal        moderate          nearly normal       high elevation    high elevation
(Required Pressure): (2)     (0-5)         elevation         (5-15)              (10-25)           (10-30)

Mode of Failure:             gradual       gradual           expected to be      catastrophic      gradual
                                                             gradual

Longevity:                   15-20         10-15 years       expected to         15-20 years       10-15 years
                             years                           exceed stented
                                                             porcine valves

Increased Risk of Bleeding    no           occasional        occasional           yes              occasional
or Thromboembolic Events
(strokes or other
clotting):

Anti-Coagulation Drug        none          short-term        short-term          chronic          short-term
Therapy Required:

Responsiveness to            high          low               low                 low              low
Antibiotic
Treatment of
Endocarditis:

Average Valve Cost in        $6,900        $4,500            $5,500              $4,100(3)        $4,500
U.S.:

(1) Limited long-term clinical data is available since stentless porcine heart valves only recently became commercially available.

(2)  Pressure measured in mm/Hg.

(3) Mechanical valves also require chronic anti-coagulation drug therapy at a cost of approximately $450 per year.


While the clinical benefits of cryopreserved human heart valves discussed above are relevant to all patients, they are particularly important for (i) pediatric patients (newborn to 17 years) who are prone to calcification of porcine tissue,
(ii) young or otherwise active patients who face an increased risk of severe blood loss or even death due to side effects associated with the anti-coagulation drug therapy required with mechanical valves and (iii) women in their childbearing years for whom anti-coagulation drug therapy is contraindicated.

Human  Vascular  Tissues.   The  Company   cryopreserves   human  saphenous  and
superficial femoral veins and arteries for use in vascular surgeries that require small diameter conduits (3mm to 6mm), such as coronary bypass surgery and peripheral vascular reconstructions. Failure to bypass or revascularize an obstruction in such cases may result in death or the loss of a limb. The Company believes it offers the only available small diameter conduit product for below-the-knee vascular reconstruction. The Company also cryopreserves aortoiliac arteries for the reconstruction of infected abdominal synthetic grafts. The Company shipped approximately 22,800 human vascular tissues from 1986 through 2000, which includes 5,200 shipments in 2000.

A surgeon's first choice for replacing diseased or damaged vascular tissue is generally the patient's tissue. However, in cases of advanced vascular disease, the patient's tissue is often unusable and the surgeon may consider using synthetic grafts or transplanted human vascular tissue. Small diameter synthetic vascular grafts are generally not suitable for below-the-knee surgeries because they have a tendency to occlude because the synthetic materials in these products attract cellular material from the blood stream which in turn closes off the vessel to normal blood flow. Cryopreserved vascular tissues tend to remain open longer and as such are used in indications where synthetics fail. The Company's cryopreserved human vascular tissues are used for coronary artery bypass surgeries, peripheral vascular reconstruction, dialysis access graft replacement, venous valve transplantation and infected abdominal graft replacement.

In 1986, the Company began a program to cryopreserve saphenous veins for use in coronary artery bypass surgeries. Although the Company's cryopreserved human tissue was used in only a small percentage of the nearly 500,000 coronary artery bypass procedures estimated to have been performed in 2000, the Company believes it is the only commercially available alternative to the patient's tissue. The Company estimates that, in 1998, approximately 20,000 coronary artery bypass surgeries using the patient's vascular tissue were performed in which human vascular tissues cryopreserved by the Company could have been used.

In 1989, the Company began a program to cryopreserve long segment saphenous veins for use in peripheral vascular reconstruction. In cases of peripheral arteriosclerosis, a cryopreserved saphenous vein can be implanted as a bypass graft for the diseased artery in order to improve blood flow and maintain a functional limb. Analysis of the Company's data on file of approximately 425 implants has shown that approximately 80% of patients receiving CryoLife's preserved vascular tissues in this type of surgical procedure still have the use of the affected leg four years after surgery. The only alternative for many of these patients was amputation. The Company estimates that, in 2000, approximately 130,000 peripheral vascular reconstruction surgeries were performed in which its cryopreserved human vascular tissues could have been used.

In 1996, the Company began a program for the cryopreservation of human superficial femoral veins for use in dialysis access graft replacement as an alternative for synthetic grafts which have a higher risk of infection than human tissue. The Company estimates that, in 2000, approximately 30,000 dialysis access graft replacements were performed in which its cryopreserved human vascular tissues could have been used.

Human Connective Tissue for the Knee. The Company provides cryopreservation services for surgical replacements for the meniscus and the anterior and posterior cruciate ligaments, which are critical to the proper operation of the human knee, as well as osteochondral grafts used for the repair of cartilage defects in the knee. CryoLife has shipped approximately 16,600 human connective tissues for the knee through 2000, which includes 5,300 shipments in 2000.

Human menisci cryopreserved by the Company provide orthopaedic surgeons with an alternative treatment in cases where a patient's meniscus has been completely removed. When a patient has a damaged meniscus, the current surgical alternatives are to repair, partially remove or completely remove the patient's meniscus, with partial removal being the most common procedure. Meniscal removal increases the risk of premature knee degeneration and arthritis and typically results in the need for knee replacement surgery at some point during the patient's life. Management believes that the Company is the only provider of cryopreserved meniscal tissue and that there are no synthetic menisci on the market. The Company estimates that in 2000 in the U.S. approximately 700,000 patients underwent partial or total meniscectomies. The Company believes up to 30% of these patients could become candidates for meniscal replacement within five years.

Tendons cryopreserved by the Company are used for the reconstruction of anterior cruciate ligaments in cases where the patient's ligaments are irreparably damaged. Surgeons have traditionally removed a portion of the patient's patellar tendon from the patient's undamaged knee for use in repairing a damaged anterior cruciate ligament. Tendons cryopreserved by the Company provide an alternative to this procedure. Because surgeries using cryopreserved tissue do not involve the removal of any of the patient's own patellar tendon, the patient recovery period is typically shorter. The Company estimates that in 2000 approximately 175,000 cruciate ligament reconstruction surgeries were performed.

Other Allograft Tissue Research and Development. The Company is engaged in research and development on other projects for the use of cryopreserved human endothelial cells, peripheral nerves and other connective tissues, in various surgical applications.

Implantable Biomaterials for Use as Surgical Adhesives and Sealants

The effective closure of internal wounds following surgical procedures is critical to the restoration of the function of tissue and to the ultimate success of the surgical procedure. Failure to effectively seal surgical wounds can result in leakage of air in lung surgeries, cerebral spinal fluids in neurosurgeries, blood in cardiovascular surgeries and gastrointestinal contents in abdominal surgeries. Air and fluid leaks resulting from surgical procedures can lead to significant post-operative morbidity resulting in prolonged hospitalization, higher levels of post-operative pain and a higher mortality rate.

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

In order to address the inherent limitations of sutures and staples, the Company has developed and begun commercializing its BioGlue surgical adhesive. The BioGlue surgical adhesive is a polymeric surgical bioadhesive based on a derivative of an animal blood protein and a cross-linking agent. BioGlue surgical adhesive has a tensile strength that is four to five times that of fibrin sealants. Clinical applications for BioGlue surgical adhesive include cardiovascular, vascular and pulmonary repair. Other potential applications for BioGlue surgical adhesive include neurosurgery, orthopaedic indications, general surgery and as a replacement for spinal discs. A derivative of the BioGlue technology is BioLastic(TM), an implantable biomaterial under development which is capable of exchanging oxygen and carbon dioxide. BioLastic is being developed for use in reinforcing or patching vascular tissue, repairing air leaks in lungs, and replacing or sealing holes in dura mater.

The Company estimates that the worldwide market for surgical sutures and staples in 2000 was in excess of $2 billion. The Company began shipping BioGlue surgical adhesive for distribution in the EC in the second quarter of 1998 for use in vascular applications and in the first quarter of 1999 for use in pulmonary applications. In December 1999 the Company began shipping BioGlue surgical adhesive in the U.S. pursuant to an HDE for use as an adjunct in repair of acute thoracic aortic dissections.

Bioprosthetic Cardiovascular Devices

The Company is developing bioprosthetic cardiovascular devices based on its experience with cryopreserved human tissue implants. Like human heart valves, the Company's porcine heart valves are stentless with the valve opening, or annulus, retaining a more natural flexibility. Stented porcine and mechanical heart valves are typically fitted with synthetic sewing rings which are rigid and can impede normal blood flow. Unlike most other available porcine heart valves, the Company's stentless porcine heart valves do not contain synthetic materials which increase the risk of endocarditis, a debilitating and potentially deadly infection.

Glutaraldehyde fixed porcine heart valves are often preferred by surgeons for procedures involving elderly patients because they eliminate the risk of patient non-compliance with anti-coagulation drug therapy associated with mechanical valves, they are less expensive than allograft valves and their shorter longevity is more appropriately matched with these patients' life expectancies. Glutaraldehyde fixed porcine and bovine heart valves address a worldwide target market estimated to have been $325 million in 2000.

The Company's SynerGraft technology involves the removal of cells from the structure of non-viable animal tissue, leaving a collagen matrix that has the potential to repopulate in vivo with the recipient's own cells. This process is designed to reduce calcification of porcine heart valves, thereby increasing their longevity, and more generally to improve the biocompatibility and functionality of such tissue. The Company believes that its porcine heart valves, when treated with SynerGraft technology, will expand its opportunity to address the broader international and U.S. heart valve markets, estimated to have been $390 million and $400 million, respectively, in 2000. Potential future SynerGraft technology applications involve developing stentless porcine heart valves repopulated in vitro with viable human cells prior to implantation.

The  following  table  sets  forth  the  bioprosthetic   cardiovascular  devices
currently marketed by the Company, along with the product features and market status for each.

     Fixed Stentless Porcine Valves                Features                        Regulatory/Market Status
     ------------------------------   ------------------------------------------   --------------------------------------
      SynerGraft                      depopulated    aortic    pulmonary   valve
                                      currently   marketed  in  Europe  with  of
                                      composite  leaflet  design;  no regulatory
                                      approval under CE Mark synthetic material;
                                      normal hemodynamics

      CryoLife-O'Brien                aortic valve of matched composite            currently marketed in Europe with
                                      leaflet design; single suture line           regulatory approval under CE Mark;
                                      implantation technique; no                   currently marketed in Canada with
                                      synthetic material; normal                   regulatory approval under Therapeutic
                                      hemodynamics                                 Products Programme

      CryoLife-Ross                   pulmonary valve with attached                currently marketed in Europe with
                                      conduit; no synthetic material;              regulatory approval under CE Mark
                                      normal hemodynamics


The SynerGraft heart valve is a depopulated stentless porcine heart valve with antigen reduction properties. CryoLife obtained a CE Mark for the SynerGraft heart valve in November 2000. This technology removes cells from animal tissues, thereby reducing the transplant recipient's immune response to the implanted tissue. Typically calcium is deposited through an immune response, which reduces the useful life of the implant. By removing animal cells from the tissue while maintaining the underlying structural strength of the porcine heart valve, this SynerGraft application is designed to provide a platform for a patient's own cells to potentially repopulate the implant.

The CryoLife-O'Brien aortic valve is a stentless porcine valve with design features which management believes provide significant advantages over other stentless porcine heart valves. CryoLife began exclusive worldwide distribution of this valve in 1992 and acquired all rights to the underlying technology in 1995. The Company's CryoLife-O'Brien aortic heart valve, currently marketed in the EC and certain other territories outside the U.S., contains a matched composite leaflet design that approximates human heart valve blood flow characteristics and requires only a single suture line thereby simplifying surgical implantation. Most other stentless porcine valves require a more complicated implant procedure.

The CryoLife-Ross pulmonary valve, the patent for which the Company acquired in October 1996, is an advanced design stentless porcine heart valve within an attached conduit of porcine tissue, which mimics the structure of a human heart valve. The Company began manufacturing and distributing the CryoLife-Ross pulmonary heart valve, in the EC in September 1998.

Single-Use Medical Devices

On October 9, 2000 the Company sold substantially all of the remaining assets of Ideas for Medicine, Inc. ("IFM") to Horizon Medical Products, Inc. See Item 7:
"Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion.


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

Procurement of Tissue. Donated human tissue is procured from deceased human donors by organ procurement agencies and tissue banks. After procurement, the tissue is packed and shipped, together with certain information about the tissue and its donor, to the Company in accordance with the Company's protocols. The tissue is transported to the Company's laboratory facilities via commercial airlines pursuant to arrangements with qualified courier services. Timely receipt of procured tissue is important, as tissue that is not received promptly cannot be cryopreserved successfully. The procurement agency is reimbursed by the Company, for the costs associated with these procurement services. The procurement fee and related shipping costs, together with the charges for the cryopreservation services of the Company, are ultimately paid to the Company by the hospital with which the implanting physician is associated. The Company has developed relationships with over 100 tissue banks and organ procurement agencies throughout the U.S. Management believes the establishment of these relationships is critical for a growing business in the cryopreservation services industry and that the breadth of these existing relationships provides the Company a significant advantage over potential new entrants to this market. The Company employs approximately 14 individuals to work with organ procurement agencies and tissue banks, six of whom are employed as procurement relations managers and are stationed throughout the country. The Company's central office for procurement relations is staffed 24 hours per day, 365 days per year.

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

The Company provides Company-owned liquid nitrogen freezers to client hospitals without charge. The Company has currently installed more than 300 of these freezers. Participating hospitals pay the cost of liquid nitrogen and regular maintenance. The availability of on-site freezers makes it easier for a hospital's physicians to utilize the Company's cryopreservation services by making the cryopreserved tissue more readily available. Because fees for the Company's cryopreservation services become due upon the delivery of tissue to the hospital, the use of such on-site freezers also reduces the Company's working capital needs.

Marketing, Educational and Technical Support. The Company maintains active relationships with approximately 2,000 cardiovascular, vascular and orthopaedic surgeons who have active practices implanting cryopreserved human tissues and markets to a broader group of physicians within these medical specialties.
Because the Company markets its cryopreservation services directly to physicians, an important aspect of increasing the distribution of the Company's cryopreservation services is educating physicians on the use of cryopreserved human tissue and on proper implantation techniques. Trained field support personnel provide support to implanting institutions and surgeons. The Company currently has over 150 independent technical service representatives and sub-representatives (who deal primarily with orthopaedic surgeons and who are paid on a commission basis) as well as 45 persons employed as technical service representatives (who deal primarily with cardiovascular and vascular surgeons and receive a base salary with a performance bonus) all of whom provide field support.

The Company sponsors physician training seminars where leading physicians teach other physicians the proper technique for handling and implanting cryopreserved human tissue. Physicians pay their own expenses to attend these seminars in addition to paying the Company a fee for attendance. The Company also produces educational videotapes for physicians. The Company coordinates live surgery demonstrations at various medical schools. The Company also coordinates laboratory sessions that utilize animal tissue to demonstrate the surgical techniques. Members of the Company's Medical Advisory Board often lead the surgery demonstrations and laboratory sessions. Management believes that these activities improve the medical community's acceptance of the cryopreserved human tissue processed by the Company.

To assist procurement agencies and tissue banks, the Company provides educational materials and training on procurement, dissection, packaging and shipping techniques. The Company also produces educational videotapes and coordinates laboratory sessions on procurement techniques for procurement agency personnel. To supplement its educational activities, the Company employs in-house technical specialists that provide technical information and assistance and maintains a staff 24 hours per day, 365 days per year for customer support.

European Distribution

In September 1999 the Company established its European subsidiary, CryoLife Europa Ltd ("Europa"), to provide distribution and technical services to the Company's network of European representatives, institutional customers and surgeons. In February 2000 Europa officially opened its headquarters located near London, England.

BioGlue Surgical Adhesive

The Company markets and distributes its BioGlue surgical adhesive in the U.S. through its existing direct technical representatives. The Company markets and distributes its BioGlue surgical adhesive in international markets, excluding Japan, through Europa and other existing independent representatives. The Company's European, Middle East and African sales, marketing and distribution activities directed through Europa are channeled through 26 independent distributors located in the United Kingdom, Germany, France, Norway, Sweden, Denmark, Finland, Latvia, Benelux, Switzerland, Austria, Poland, Czech Republic, Hungary, Solvenia, Spain, Portugal, Italy, Greece, Turkey, Lebanon, Israel, Jordan, Syria, Kuwait, UAE and South Africa. Marketing efforts are directed almost exclusively toward cardiovascular, vascular and thoracic surgeons, and the Company conducts training sessions for doctors with respect to the application and administration of BioGlue surgical adhesive.

During 1998, the Company signed a five-year exclusive agreement with Century Medical, Inc. for the introduction and distribution of BioGlue in Japan. Under the terms of the agreement, Century Medical will be responsible for applications and clearances with the Japanese Ministry of Health and Welfare.

Bioprosthetic Cardiovascular Devices

The Company markets the CryoLife-O'Brien and CryoLife-Ross stentless porcine heart valves in Europe, the Middle East and Africa. The CryoLife-O'Brien valve is marketed in Canada. The Company commenced marketing the SynerGraft heart valve in Europe during the fourth quarter of 2000. Marketing efforts are primarily directed toward cardiac, cardio-thoracic and vascular surgeons and the Company conducts educational seminars and conferences to train these surgeons and educate them with respect to the uses and benefits of its porcine stentless heart valves.


Research and Development

The Company uses its expertise in immunology, biochemistry and cell biology, and its understanding of the needs of the cardiovascular, vascular and orthopaedic surgery medical specialties, to continue to expand its core cryopreservation business in the U.S. and to develop or acquire implantable products and technologies for these fields. The Company seeks to identify market areas that can benefit from preserved living tissues and other related technologies, to develop innovative techniques and products within these areas, to secure their commercial protection, to establish their efficacy and then to market these techniques and products. The Company employs approximately 22 people in its research and development department, including seven PhDs with specialties in the fields of immunology, molecular biology, protein chemistry, organic chemistry and vascular biology.

In order to expand the Company's service and product offerings, the Company is currently in the process of developing or investigating several technologies and products, including additional applications of the SynerGraft technology and additional applications of BioGlue surgical adhesive, as well as its ACT technology. The Company is currently investigating certain drug delivery applications for BioGlue surgical adhesive and its ACT technology, such as administering antibiotics, attaching chemotherapy drugs to tumors, delivering growth agents or delivering bone material for orthopaedic bone repair. To the extent the Company identifies additional applications for these products, the Company may attempt to license these products to corporate partners for further development of such applications or seek funding from outside sources to continue the commercial development of such technologies. The Company's research and development strategy is to allocate available resources among the Company's core market areas of cryopreservation services, bioprosthetic cardiovascular devices and implantable biomaterials, based on the size of the potential market for any specific product candidate and the estimated development time and cost required to bring the product to market.

Research on these and other projects is conducted in the Company's research and development laboratory or at universities or clinics where the Company sponsors research projects. In 1998, 1999 and 2000, the Company spent approximately $4.7 million, $4.4 million and $5.2 million, respectively, on research and development activities on new and existing products. These amounts represented approximately 8%, 7% and 7% of the Company's revenues for those respective years. The Company's research and development program is overseen by its medical and scientific advisory boards. The Company's pre-clinical studies are conducted at universities and other locations outside the Company's facilities by third parties under contract with the Company. In addition to these efforts, the Company may, as situations develop, pursue other research and development activities.


Manufacturing and Operations

The Company's facilities are located in suburban Atlanta, Georgia, and consist of three separate locations totaling approximately 130,000 square feet of leased office, laboratory and warehouse space. Approximately 17,500 square feet are dedicated to laboratory work areas. The primary facility, which does not include the biomedical products laboratory and the bioprosthetic manufacturing operation, has four main laboratory facilities: human tissue processing, BioGlue manufacturing, research and development and microbiology. Each of these areas consists of a general technician work area and adjoining "clean rooms" for work with human tissue or BioGlue manufacturing, and for aseptic processing. The clean rooms are supplied with highly filtered air which provides a near-sterile environment. In February 2000 the Company began construction of a 100,000 square foot expansion of its corporate headquarters and manufacturing facilities, which is expected to be fully completed and occupied in the fourth quarter of 2001.

Human Tissue Processing

The human tissue processing laboratory is responsible for the processing and cryopreservation of human tissue for transplant, including the processing of SynerGraft treated human heart valves and conduits and certain vascular tissues. This includes all processing of heart valves and conduits, vascular tissue and connective tissue for the knee supplied by CryoLife. This laboratory contains approximately 7,700 square feet with a suite of seven clean rooms. Currently there are 58 technicians employed in this area, and the laboratory is staffed for two shifts, 365 days per year. In 2000 the laboratory processed approximately 17,200 human tissues for distribution and transplant. The current staffing level is estimated to be at about half of total capacity. Increasing this capacity could be accomplished by increasing employees and expanding to three shifts.

Implantable Biomaterials for Use as Surgical Adhesives and Sealants

BioGlue surgical adhesive is presently manufactured at the Company's headquarters facility, which has an annual capacity of approximately 300,000 units. This laboratory contains approximately 14,500 square feet, including a suite of four cleanrooms. Currently, there are six technicians employed in this area. The Company conducts research on its ACT technology in the biomedical products laboratory, which is located in Marietta, Georgia, and employs two technicians. This laboratory contains approximately 11,000 square feet, including 4,000 square feet of laboratory space and a suite of eight clean rooms.

Bioprosthetic Cardiovascular Devices

The bioprosthesis laboratory is responsible for the manufacturing of the CryoLife-O'Brien and CryoLife-Ross stentless porcine heart valves, as well as for the manufacturing of SynerGraft porcine valves. This laboratory is located in Marietta, Georgia and contains approximately 20,500 square feet, with about 2,100 square feet of laboratory space and a suite of six clean rooms for tissue processing. Currently, this laboratory employs 36 technicians and is scheduled to manufacture approximately 1,600 CryoLife-O'Brien, CryoLife-Ross and SynerGraft valves in 2001.


Quality Assurance

The Company's operations encompass the provision of cryopreservation services and the manufacturing of bioprosthetics and bioadhesives. In all of its facilities, the Company is subject to regulatory standards for good manufacturing practices, including current Quality System Regulations, which are FDA regulatory requirements for medical device manufacturers. The FDA periodically inspects Company facilities to ensure Company compliance with these regulations. The Company also operates according to ISO 9001 Quality System Requirements, an internationally recognized voluntary system of quality management for companies that design, develop, manufacture, distribute and service products. The Company maintains a Certification of Approval to the ISO 9001, as well as EN46001 and ANSI/ISO/ASQC/Q9001, the European and U.S. versions of the international standard, respectively. This approval is issued by Lloyd's Register Quality Assurance Limited ("LRQA"). LRQA is a Notified Body officially recognized by the EC to perform assessments of compliance with ISO 9001 and its derivative standards. LRQA performs semi-annual on-site inspections of the Company's quality systems.

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

The Company's tissue processing facilities are annually licensed by the States of Georgia, New York, Florida and California as facilities that process, store and distribute human tissue for implantation. The regulatory bodies of these states perform appropriate inspections of the facilities to ensure compliance with state law and regulations. In addition, the Company's human heart valve processing operations are additionally regulated by the FDA and periodically inspected for compliance to Quality System Regulations. Other human tissue processed by the Company is periodically inspected for compliance with the Code of Federal Regulation ("CFR") Part 1270. CFR 1270 is an FDA regulation which sets forth the requirements with which the Company must comply in determining the suitability of human tissue for implantation.

Bioprosthetic and Bioadhesive Manufacturing

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

Patents, Licenses and Other Proprietary Rights

The Company relies on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect its proprietary products, processing technology and know-how. The Company believes that its patents, trade secrets, trademarks and technology licensing rights provide it with important competitive advantages. The Company owns or has licensed rights to 35 U.S. patents and 33 foreign patents, including patents relating to its technology for human heart valve and conduit, vascular tissue and connective tissue for the knee preservation; tissue revitalization prior to freezing; tissue transport; BioGlue surgical adhesive; ACT; organ storage solution; and packaging. The Company has 20 pending U.S. patent applications and in excess of 78 pending foreign applications that relate to areas including heart valve and tissue processing technology and delivery of bioadhesives for anastomosis and other uses. In connection with the sale of the IFM product line to Horizon in 1998, the Company sold all patents related to such product line. There can be no assurance that any patents pending will result in issued patents. The Company also has exclusive licensing rights for technology relating to light-sensitive enzyme inhibitors. The remaining duration of the Company's issued patents ranges from 3 to 17 years. The Company has licensed from third parties certain technologies used in the development of its ACT technology and SynerGraft technology. These licenses call for the payment of both development milestones and royalties based on product sales, when and if such products are approved for marketing. The loss of these licenses could adversely affect the Company's ability to successfully develop its ACT and SynerGraft technologies.

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

Competition

Cryopreserved Human Tissues and Bioprosthetic Cardiovascular Devices

The Company faces competition from at least one for profit company and a small number of non-profit tissue banks that cryopreserve and distribute human tissue, as well as from companies that market mechanical, porcine and bovine heart valves for implantation. Many established companies, some with resources greater than those of the Company, are engaged in manufacturing, marketing and selling alternatives to cryopreserved human tissue. Management believes that it competes favorably with other entities that cryopreserve human tissue on the basis of technology, customer service and quality assurance.

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

Human and Stentless Porcine Heart Valves. Alternatives to human heart valves cryopreserved by the Company include mechanical valves, porcine valves and valves constructed from bovine pericardium. St. Jude Medical, Inc. is the leading supplier of mechanical heart valves, and has a marketing and distribution arrangement with a non-profit tissue bank for supplies of cryopreserved human heart valves. Edwards Life Sciences, Inc. is the leading supplier of bovine heart valves. In addition, management believes that at least three tissue banks offer cryopreservation services for human heart valves in competition with the Company. The Company presently distributes its stentless porcine heart valves only outside the U.S. These stentless porcine heart valves compete with mechanical valves, human heart valves and processed bovine pericardium. The Company is aware of at least three other companies that offer stentless porcine heart valves.

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

Implantable Biomedical Devices for Use as Surgical Adhesives and Sealants

The Company competes with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies. In the surgical adhesive and surgical sealant area, the Company will compete with existing methodologies, including traditional wound closure products such as sutures and staples, marketed by companies such as Johnson & Johnson, United States Surgical

Corporation, Sherwood, Davis & Geck and others. Other products currently being marketed include fibrin glue sold by Immuno AG, a subsidiary of Baxter Healthcare Company, Chemo-Sero Therapeutic Research Institute, Hoechst AG and others, and management believes other products are under development by Baxter Healthcare Corporation, Bristol-Myers Squibb Company, V.I. Technologies, Inc. and others. Other competitors in the surgical sealant market include Closure Medical Corporation, B. Braun GmbH, Focal, Inc., Fusion Medical Technologies Inc. and Cohesion, Inc. Competitive products may also be under development by other large medical device, pharmaceutical and biopharmaceutical companies. Many of the Company's current and potential competitors have substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales and personnel resources than the Company.

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

Other recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that the Company's current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and non-competitive in these fields. In such event, the Company's business, financial condition and results of operations could be materially adversely affected. See "Risk Factors--Rapid Technological Change."


Government Regulation

U.S. Federal Regulation

Because human heart valves and BioGlue surgical bioadhesives are, and other Company products may be, regulated in the future as, medical devices, the Company and these products are subject to the provisions of the Federal Food, Drug and Cosmetic Act ("FDCA") and implementing regulations. Pursuant to the FDCA, the FDA regulates the manufacture, distribution, labeling and promotion of medical devices in the U.S. In addition, various foreign countries in which the Company's products are or may be distributed impose additional regulatory requirements.

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

If the product does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is a Class III device required by the FDCA and implementing regulations to have an approved application for PMA, the FDA must approve a PMA application before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of human clinical studies, and preparing an application is a detailed and time-consuming process. Once a PMA application has been submitted, the FDA's review may be lengthy and may include requests for additional data. By statute and regulation, the FDA may take 180 days to review a PMA application although such time may be extended. Furthermore, there can be no assurance that a PMA application will be reviewed within 180 days or that a PMA application will be approved by the FDA.

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

Under certain circumstances, the FDA may grant a Humanitarian Device Exemption. HDE's are granted by the FDA in an attempt to encourage the development of medical devices for use in the treatment of rare conditions that affect small patient populations. An approval by the FDA exempts such devices from full compliance with clinical study requirements for premarket approval.

The FDCA requires all medical device manufacturers and distributors to register with the FDA annually and to provide the FDA with a list of those medical devices which they distribute commercially. The FDCA also requires manufacturers of medical devices to comply with labeling requirements and to manufacture devices in  accordance  with  Quality  System  Regulations,  which  require that companies manufacture their products and maintain their documents in a prescribed manner with respect to good manufacturing practices, design, document production, process, labeling and packaging controls, process validation and other quality control activities. The FDA's medical device reporting regulation requires that a device manufacturer provide information to the FDA on death or serious injuries alleged to have been associated with the use of its products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA's medical device tracking regulation requires the adoption of a method of device tracking by manufacturers of life-sustaining or implantable products, the failure of which would be reasonably likely to have serious adverse health consequences. The manufacturer must adopt methods to ensure that such devices can be traced from the manufacturing facility to the ultimate user, the patient. The FDA further requires that certain medical devices not cleared for marketing in the U.S. follow certain procedures before they are exported.

The FDA inspects medical device manufacturers and distributors and has authority to seize noncomplying medical devices, to enjoin and/or to impose civil penalties on manufacturers and distributors marketing non-complying medical devices, to criminally prosecute violators and to order recalls in certain instances.

Human Heart Valves. The Company's human heart valves became subject to regulation by the FDA in June 1991, when the FDA published a notice stating that human heart valves were Class III medical devices under the FDCA. The June 1991 notice provided that distribution of human heart valves for transplantation would violate the FDCA unless they were the subject of an approved PMA or IDE on or before August 26, 1991.

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

Other Tissue. Other than human and porcine heart valves, BioGlue and SynerGraft devices, none of the Company's other tissue services or tissue-based products are currently subject to regulation as medical devices under the FDCA or FDA regulation. Heart valves are one of a small number of processed human tissues over which the FDA has asserted medical device jurisdiction. In July 1997, the FDA published a final rule, which became effective in January 1998, regulating "human tissue." The rule clarifies and modifies an earlier interim rule and defines human tissue as any tissue derived from a human body which is (i)
intended for administration to another human for the diagnosis, cure, mitigation, treatment or prevention of any condition or disease and (ii) recovered, processed, stored or distributed by methods not intended to change tissue function or characteristics. The FDA definition excludes, among other things, tissue that currently is regulated as a human drug, biological product or medical device and excludes kidney, liver, heart, lung, pancreas or any other vascularized human organ. In January 2001 the FDA published a final rule to require establishments that process or produce human tissue and cellular-based products to register with the agency and list the tissue and cellular products they process or manufacture. Human tissue is regulated by the FDA in a manner the agency has deemed necessary to protect the public health from the transmission of HIV infection and hepatitis infection through transplantation of tissue from donors with or at risk for these diseases. Unlike certain drugs, biologicals and medical devices, human tissue is not subject to premarket notification or approval by the FDA. It is likely, moreover, that the FDA will expand its regulation of processed human tissue in the future. For example, in November 2000 the FDA published a proposed rule for good tissue manufacturing practices. Moreover, the FDA may determine that the veins and connective tissue that are currently processed by the Company are medical devices, or the FDA may determine to regulate human heart valves as "human tissue" rather than medical devices, but the FDA has not done so at this time. Complying with FDA regulatory requirements or obtaining required FDA approvals or clearances may entail significant time delays and expenses or may not be possible, any of which may have a material adverse effect on the Company. In addition, the U.S. Congress is expected to consider legislation that would regulate human tissue for transplant or the FDA could impose a separate regulatory scheme for human tissue. Such legislation or regulation could have a material adverse effect on the Company.

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

BioGlue Surgical Adhesive. BioGlue surgical adhesive is regulated as a Class III medical device by the FDA. The Company received a HDE in December 1999 for BioGlue surgical adhesive for use as an adjunct in repair of acute thoracic aortic dissections. The Company commercially distributes BioGlue in the U.S. for this indication, subject to the limitations imposed by the FDA under an HDE. The Company commenced and completed enrollment of a clinical trial under a supplemental IDE for BioGlue surgical adhesive for use in vascular and cardiac surgery, and on February 1, 2001, the Company submitted a PMA to the FDA. If successful, the Company would be able to commercially distribute BioGlue in the U.S. for these indications. However, there can be no assurance that the Company will be successful in gaining approval for the PMA.

Possible Other FDA Regulation. Other products and processes under development by the Company are likely to be subject to regulation by the FDA. Some may be classified as medical devices; others may be classified as drugs or biological products or subject to a regulatory scheme for human tissue that the FDA may adopt in the future. Regulation of drugs and biological products is substantially similar to regulation of medical devices. Obtaining FDA approval to market these products is likely to be a time consuming and expensive process, and there can be no assurance that any of these products will ever receive FDA approval, if required, to be marketed.

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

Foreign Approval Requirements

Sales of medical devices and biological products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. Approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to commercial distribution of the product in those countries. The time required to obtain foreign approvals may be longer or shorter than that required for FDA approval. The EC recognizes a single approval, called a CE Mark, which allows for distribution of an approved product throughout the EC (15 countries) without additional general applications to each country. However, individual EC members reserve the right to require additional data to address particular patient safety issues prior to allowing importation. France and an increasing number of EC members require such additional data for products containing material of animal origin. The CE Mark is awarded by third parties called Notified Bodies. These Notified Bodies are approved and subject to review by the Competent Authorities of their respective countries. A number of countries outside of the EC accept the CE Mark in lieu of clinical data submission as an addendum to that country's application process. The Company has been issued CE Marks for its CryoLife-O'Brien and CryoLife-Ross porcine heart valves, BioGlue surgical adhesive, and its SynerGraft pulmonary heart valve. The Company's porcine heart valves may be exported to specified developed nations, including countries in the EC, Australia, Canada, Israel, Japan, New Zealand, South Africa and Switzerland if they comply with the laws of that country and have valid marketing authorization by the appropriate authority in that country. Beginning in July 1998, CE Mark Certification is required to market porcine heart valves and other bioprosthetics in the EC.


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


Employees

At March 20, 2001 the Company had approximately 340 employees. These employees included 11 persons with PhD degrees. None of the Company's employees is represented by a labor organization or covered by a collective bargaining agreement, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with its employees are good.

                                  RISK FACTORS


Dependence on Cryopreservation of Human Tissue

A significant portion of the Company's current revenues is derived from the cryopreservation of human tissues. The success of this business depends upon, among other factors, the availability of sufficient quantities of tissue from human donors. Any material reduction in the supply of donated human tissue could restrict the Company's growth. The Company relies primarily upon the efforts of third party procurement agencies and tissue banks (all of which are not-for-profit) and others to educate the public and foster a willingness to donate tissue. Based on the Company's experience with human heart valves and vascular and orthopaedic tissues, management believes that once the use by physicians of a particular transplantable tissue gains acceptance, demand for that tissue will exceed the amount of tissue available from human donors. Failure of the Company to maintain its supply of tissue for cryopreservation could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, a reduction in the demand for the Company's cryopreserved human tissue could also have a material adverse effect on the Company's business, financial condition and results of operations. Such reduction could occur if competitors' products were perceived as either functionally superior or more cost effective, if the number of procedures in which cryopreserved tissues are used declines or if hospitals acquire sufficient inventories of cryopreserved tissue to allow a reduction in new orders. See "--Intense Competition" and "--Uncertainties Regarding Future Health Care Reimbursement."


Intense Competition

The Company faces competition from other companies that cryopreserve human tissue, as well as companies that market mechanical valves and synthetic and animal tissue for implantation and companies that market wound closure products. Management believes that at least three tissue banks offer cryopreservation services for human heart valves and many companies offer processed porcine heart valves and mechanical heart valves. A few companies dominate portions of the mechanical and porcine heart valve markets, including St. Jude Medical, Inc., Medtronic, Inc. and Edwards Life Sciences. The Company is aware that several companies have surgical adhesive products under development. Competitive products may also be under development by other large medical device, pharmaceutical and biopharmaceutical companies. Many of the Company's competitors have greater financial, technical, manufacturing and marketing resources than the Company and are well established in their markets. There can be no assurance that the Company's products and services will be able to compete successfully with the products of these or other companies. Any products developed by the Company that gain regulatory clearance or approval will have to compete for market acceptance and market share. Failure of the Company to compete effectively could have a material adverse effect on the Company's business, financial condition and results of operations.
See  "Business--Competition."


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


Uncertainties Regarding Products in Development

The Company's growth and profitability will depend, in part, upon its ability to complete development of and successfully introduce new products, including additional applications of its BioGlue and SynerGraft technologies and its ACT technology. The Company may be required to undertake time consuming and costly development activities and seek regulatory clearance or approval for new products. See "--Extensive Government Regulation." Although the Company has conducted pre-clinical studies on many of its products under development which indicate that such products may be effective in a particular application, there can be no assurance that the results obtained from expanded clinical studies will be consistent with earlier trial results or be sufficient for the Company to obtain any required regulatory approvals or clearances. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, that regulatory clearance or approval of these or any new products will be granted on a timely basis, if ever, or that the new products will adequately meet the requirements of the applicable market or achieve market acceptance. The completion of the development of any of the Company's products remains subject to all of the risks associated with the commercialization of new products based on innovative technologies, including unanticipated technical or other problems, manufacturing difficulties and the possible insufficiency of the funds allocated for the completion of such development. Consequently, there can be no assurance that any of the Company's products under development will be successfully developed or manufactured or, if developed and manufactured, that such products will meet price or performance objectives, be developed on a timely basis or prove to be as effective as competing products. The inability to complete successfully the development of a product or application, or a determination by the Company, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's BioGlue surgical adhesive is currently offered for sale in the U.S. pursuant to an HDE approval, which provides for limited distribution. On February 1, 2001 the Company submitted a PMA to the FDA for the use of BioGlue in vascular and cardiac surgery. There can be no assurance that the Company will obtain this or other necessary approvals to allow for general distribution of its BioGlue surgical adhesive in the U.S.

The Company's porcine heart valve products, including its SynerGraft treated porcine valves, are currently only offered for sale outside of the U.S . The Company's porcine heart valves are subject to the risk that the Company may be unable to obtain regulatory approval necessary to permit commercial distribution of these products in the U.S.

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


Uncertainties Regarding the Funding of the ACT Technology

The ACT technology is a reversible linker technology that has potential uses in the areas of cancer therapy, blood clot dissolving, heart attack therapies and other drug delivery applications. The Company has formed AuraZyme, a wholly-owned subsidiary, in order to seek funding for the development of the ACT technology. This strategy is designed to allow the Company to continue development of this technology without incurring additional research and development expenditures, other than through AuraZyme. There can be no guarantee that such funding can be obtained on acceptable terms, if at all. If such funding is not obtained, the Company may be unable to effectively test and develop the ACT technology, and may therefore be unable to determine its effectiveness. Even if such financing is obtained, there is no guarantee that the ACT technology will in fact prove to be effective in the above applications. Failure to obtain the desired financing, or failure of the ACT technology to perform as anticipated in future tests, could have a material adverse effect on our future expansion plans and could limit future growth.


Uncertainties Regarding the SynerGraft Technology

The Company currently processes both porcine and human tissues with the SynerGraft process. In animal studies, explanted porcine heart valves have been shown to repopulate with the hosts' cells. However, should SynerGraft-treated tissues implanted in humans not repopulate with the human host cells, the SynerGraft-treated tissues may not have the longevity that the Company currently expects. This could have a material adverse effect on future expansion plans and could limit future growth.


Extensive Government Regulation

Government regulation in the U.S., the EC and other jurisdictions represents a potentially determinative factor in the success of the Company's efforts to market and develop its products. See "Business--Government Regulation." The human heart valves to which the Company applies its cryopreservation services are currently regulated as Class II medical devices by the FDA and are subject to significant regulatory requirements, including Quality System Regulations and recordkeeping requirements. There can be no assurance that changes in regulatory treatment or the adoption of new statutory or regulatory requirements will not occur, which could adversely impact the marketing or development of these products or could adversely affect market demand for these products.

Other allograft tissues processed and distributed by the Company are currently regulated as "human tissue" under rules promulgated by the FDA pursuant to the Public Health Services Act. These rules establish requirements for donor testing and screening of human tissue and recordkeeping relating to these activities and impose certain registration and product listing requirements on establishments that process or distribute human tissue or cellular-based products. Although the Company's other human tissue allografts are not currently regulated as medical devices, such tissue may in the future become subject to more extensive FDA regulation, which could include PMA or product licensing requirements.

BioGlue surgical adhesive is regulated as a Class III medical device and the Company believes that its ACT technology may be regulated as a biologic or drug by the FDA. BioGlue surgical adhesive has been approved for distribution in the U.S. under a Humanitarian Device Exemption while the ACT technology has not been approved for commercial distribution in the U.S. or elsewhere. Fixed porcine heart valve products are classified as Class III medical devices. There can be no assurance that the Company will be able to obtain the FDA approval required to distribute its surgical sealants or porcine heart valve products in the U.S., or the approval for unlimited distribution of its BioGlue surgical adhesive in the U.S. Distribution of these products within the EC is dependent upon the Company maintaining its CE Mark and ISO 9001 certifications, of which there can be no assurance.

Most of the Company's products in development, if successfully developed, will require regulatory approvals from the FDA and perhaps other regulatory authorities before they may be commercially distributed. The process of obtaining required regulatory approvals from the FDA normally involves clinical trials and the preparation of an extensive PMA application and often takes many years. The process is expensive and can vary significantly based on the type, complexity and novelty of the product. There can be no assurance that any products developed by the Company, independently or in collaboration with others, will receive the required approvals for manufacturing and marketing. Delays in obtaining U.S. or foreign approvals could result in substantial additional cost to the Company and adversely affect the Company's competitive position. The FDA may also place conditions on product approvals that could restrict commercial applications of such products. Product marketing approvals or clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the governmental clearance process may materially reduce the period during which the Company has the exclusive right to commercialize patented products. Also, delays or rejections may be encountered during any stage of the regulatory approval process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, the regulatory agency's requirements for safety, efficacy and quality, and those requirements may become more stringent due to changes in applicable law, regulatory agency policy or the adoption of new regulations. Clinical trials may also be delayed due to unanticipated side effects, inability to locate, recruit and qualify sufficient numbers of patients, lack of funding, the inability to locate or recruit clinical investigators, the redesign of clinical trial programs, the inability to manufacture or acquire sufficient quantities of the particular product candidate or any other components required for clinical trials, changes in the Company's or its collaborative partners' development focus and disclosure of trial results by competitors. Even if regulatory approval is obtained for any of the Company's products or services, the scope of the approval may significantly limit the indicated usage for which such products or services may be marketed.

Products marketed by the Company pursuant to FDA or foreign oversight or approval are subject to pervasive and continuing regulation. In the U.S., devices and biologics must be manufactured in registered establishments (and, in the case of biologics, licensed establishments) and must be produced in accordance with Quality System Regulations. Manufacturing facilities and processes are subject to periodic FDA inspection. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices and biologics is also subject to regulation and may require FDA approval. From time to time, the FDA may modify such regulations, imposing additional or different requirements. Failure to comply with any applicable FDA requirements, which may be ambiguous, could result in civil and criminal enforcement actions, product recalls or detentions and other penalties and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, NOTA prohibits the acquisition or transfer of human organs for "valuable consideration" for use in human transplantation. NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control and storage of human organs. There can be no assurance that restrictive interpretations of NOTA will not be adopted in the future that will challenge one or more aspects of the Company's methods of charging for its cryopreservation services. The Company's laboratory operations are subject to the U.S. Department of Labor, Occupational Safety and Health Administration and Environmental Protection Agency requirements for prevention of occupational exposure to infectious agents and hazardous chemicals and protection of the environment. Some states have enacted statutes and regulations governing the processing, transportation and storage of human organs and tissue. While management believes that the Company is presently in compliance in all material respects with all such applicable statutes and regulations, there can be no assurance that more restrictive state laws or regulations will not be adopted in the future that could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Government Regulation."


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


Product Liability and Insurance

The use of the Company's products and human tissue processed by the Company involves the possibility of adverse effects that could expose the Company to product liability claims. A recent U.S. Supreme Court decision held that product liability may exist despite FDA approval, and future court decisions may also increase the Company's risk of product liability. From time to time, the Company is involved in legal proceedings based on product liability claims of a nature considered normal to its business. The Company's products are used by health care providers in connection with the treatment of patients, who will, on occasion, sustain injury or die as a result of their condition or medical treatment. If a lawsuit is filed because of such an occurrence, the Company, along with physicians and nurses, hospitals and other medical suppliers, may be named as a defendant, and whether or not the Company is ultimately determined to be liable, the Company may incur significant legal expenses. In addition, such litigation could damage the Company's reputation and therefore impair its ability to market its products or obtain product liability insurance and could cause the premiums for such insurance to increase. Although the Company has incurred minimal losses due to product liability claims to date, there can be no assurance that it will not incur significant losses in the future. The Company currently maintains product liability insurance in the aggregate amount of $14 million per year. There can be no assurance that such coverage will continue to be available on terms acceptable to the Company or will be adequate to cover any losses due to product claims if actually incurred. Furthermore, if any such claim is successful, it could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Legal Proceedings."


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


                           Forward-Looking Statements

This Form 10-K  includes  "forward-looking  statements"  within  the  meaning of
Section 27A of the  Securities Act of 1933, as amended (the  "Securities  Act"),
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the

Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, the successful development of its SynerGraft porcine valves, the funding to continue development of the ACT technology, other estimated dates relating to the Company's proposed regulatory submissions, the timing of the completion of the expansion of the Company's corporate headquarters and manufacturing facilities, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, the potential of the ACT technologies for use in cancer therapies, blood clot dissolving, heart attack therapies and other drug delivery applications and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations, including the risk factors discussed in this Form 10-K and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.


Item 2. Properties.

The Company's facilities are located in suburban Atlanta, Georgia, and in Fareham, United Kingdom. The Atlanta facility consists of three separate locations totaling approximately 130,000 square feet of leased office, laboratory and warehouse space. Approximately 17,500 square feet are dedicated to laboratory work areas. The primary facility, which does not include the biomedical products laboratory and the bioprosthetic manufacturing operation, has four main laboratory facilities: human tissue processing, BioGlue manufacturing, research and development, and microbiology. Each of these areas consists of a general technician work area and adjoining "clean rooms" for work with human tissue and for aseptic processing. The clean rooms are supplied with highly filtered air which provides a near-sterile environment. The human tissue processing laboratory contains approximately 7,700 square feet with a suite of seven clean rooms. The BioGlue manufacturing laboratory contains approximately 4,500 square feet with a suite of four clean rooms. The research and development laboratory is approximately 5,500 square feet with a suite of five clean rooms. The microbiology laboratory is approximately 3,200 square feet with a suite of three clean rooms. The biomedical products laboratory facility contains approximately 11,000 square feet, including approximately 4,000 square feet of laboratory space with a suite of eight clean rooms. The Company's porcine heart valves are manufactured in the Company's bioprosthesis laboratory, which contains approximately 20,500 square feet, with about 2,100 square feet of laboratory space and a suite of six clean rooms for tissue processing.
Subsequent to the sale of the remaining IFM assets, the Company continues to lease the 30,000 square foot IFM facility in St. Petersburg, Florida from the former principal shareholder of IFM. A wholly-owned subsidiary of Vascutech, Inc. currently subleases the IFM facility from the Company. The Company's lease and sublease on its IFM facility expires in 2007. The Europa facility located in Fareham, United Kingdom contains approximately 5,600 square feet of office, warehousing and training laboratory space.

In February 2000 the Company began construction of a major new addition to its corporate headquarters and manufacturing facilities located in suburban Atlanta, Georgia. The new addition consists of a two-story 100,000 square foot manufacturing facility for BioGlue surgical adhesive and SynerGraft products, as well as physician training laboratories and additional corporate office space. The Company anticipates completion of the project in mid to late 2001.


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

                                                                                        Date First Elected to
Name                            Age   Position                                          Present Office
- ----                            ---   --------                                          --------------
Steven G. Anderson               62   President, Chief Executive Officer and Chairman   February, 1984
Sidney B. Ashmore                42   Vice President, Marketing                         March, 2001
Kirby S. Black, PhD              46   Senior Vice President, Research and Development   July, 1995
David M. Fronk                   37   Vice President, Clinical Research                 December, 1998
Albert E. Heacox, PhD            50   Senior Vice President, Laboratory Operations      June, 1995
D. Ashley Lee, CPA               36   Vice President and Chief Financial Officer        April, 2000
James C. Vander Wyk, PhD         56   Vice President, Regulatory Affairs and Quality    February, 1996
                                      Assurance
Ronald D. McCall, Esq.           64   Director, Secretary and Treasurer                 January, 1984

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

Sydney B. Ashmore has served as Vice President of Marketing since March 2001 and has been with the Company since September 1996 as Director of Marketing. Mr. Ashmore is responsible for developing and implementing the Company's sales and marketing plans and supervising all tissue procurement activities. Prior to joining the Company, Mr. Ashmore held senior marketing positions with Baxter Healthcare from 1991 to 1996, and general management positions with Amorient Aquafarms from 1985 - 1989. Mr. Ashmore received his BA from Vanderbilt University in 1981, his MS from the University of Hawaii in 1985 and his MBA from Northwestern University in 1991.

Kirby S. Black, PhD, has served as Vice President of Research and Development since July 1995. Dr. Black was promoted to Senior Vice President in December of 2000. Dr. Black is responsible for the continued development of the Company's current products as well as the evaluation of new technologies. Dr. Black is listed on six patents and has authored over 130 publications. Prior to joining the Company, Dr. Black was Director, Medical Information and Project Leader from July 1993 until July 1994 at Advanced Tissue Sciences, LaJolla, California. Dr. Black has also held a number of positions at the University of California at Irvine, including Director, Transplantation and Immunology Laboratories, Department of Surgery. Dr. Black received his BSME degree from the University of California, Los Angeles, and his PhD degree in immunology from the University of California at Irvine.

David M. Fronk was appointed to the position of Vice President of Clinical Research in December 1998 and has been with the Company since 1992. Mr. Fronk is responsible for managing the pre-clinical and clinical investigations for all products, as well as monitoring product performance. Prior to joining the Company, Mr. Fronk held engineering positions with Zimmer Inc. from 1986 until

1988 and Baxter Healthcare Corporation from 1988 until 1991. Mr. Fronk served as a market manager with Baxter Healthcare Corporation from 1991 until 1992. Mr. Fronk received his BS in Mechanical Engineering at The Ohio State University in 1985 and his MS in Biomedical Engineering at The Ohio State University in 1986.

Albert E. Heacox, PhD, has served as Vice President, Laboratory Operations since June 1988 and has been with the Company since June of 1985. Dr. Heacox was promoted to Senior Vice President in December of 2000. Dr. Heacox has been responsible for developing protocols and procedures for both cardiovascular and connective tissues, implementing upgrades in procedures in conjunction with the Company's quality assurance programs, and overseeing all production activities of the Company's laboratories. Prior to joining the Company, Dr. Heacox worked as a researcher with the U.S. Department of Agriculture and North Dakota State University, developing methods for the cryopreservation of cells and animal germ plasm storage. Dr. Heacox received a BA and an MS in Biology from Adelphi University, received his PhD in Biology from Washington State University and completed his post-doctorate training in cell biology at the University of Cologne, West Germany.

D. Ashley Lee, CPA, has served as Vice President and Chief Financial Officer of the Company since April 2000 and had previously served as controller of the Company since December 1994. Mr. Lee is responsible for the financial affairs of the Company, as well as information technology, human resources, and purchasing. From 1993 to 1994, Mr. Lee served as the Assistant Director of Finance for Compass Retail Inc, a wholly-owned subsidiary of Equitable Real Estate. From 1987 to 1993, Mr. Lee was employed as a certified public accountant with Ernst & Young, LLP. Mr. Lee received his BS in Accounting from the University of Mississippi.

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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The response to Item 5 is incorporated herein by reference to the information set forth under the caption "Market Price of Common Stock" on page 35 of the annual shareholders report for the year ended December 31, 2000.


Item 6.   Selected Financial Data.

The response to Item 6 is incorporated herein by reference to the information set forth under the caption "Selected Financial Information" on page 36 of the annual shareholders report for the year ended December 31, 2000.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. was organized in 1984 to address market opportunities in the area of biological implantable products and materials, and today is the leader in the preservation of viable human tissue for cardiovascular, vascular, and orthopaedic applications. The Company pays a fee to an organ procurement agency or tissue bank at the time such organization consigns human tissue to the Company. The Company generates revenues from preservation services by charging hospitals a fee, which covers the Company's services, the associated procurement fee, and applicable shipping expenses. The Company records revenue upon shipping tissue. Costs associated with the procurement, processing, and storage of tissue are accounted for as deferred preservation costs on the Company's consolidated balance sheet and are expensed when the tissue is shipped.

Through a series of acquisitions of intellectual property and businesses, the Company has expanded its portfolio of products and services. As a result, the Company also develops implantable biomaterials, including BioGlue surgical adhesive, which is approved for distribution in 42 countries; SynerGraft, a tissue engineering technology which incorporates the use of decellularized animal tissues with the potential to remodel in vivo; and other stentless porcine heart valves that are approved for distribution internationally. In 1996, the Company also acquired the assets of UCFI, a tissue processor, for $750,000 in cash and a $1.3 million note. In 1997, the Company acquired Ideas for Medicine, Inc. ("IFM") and its line of single-use medical devices for $4.5 million in cash, and a $5.0 million convertible debenture.

On September 30, 1998 the Company completed the sale of substantially all of the IFM product line and certain related assets to Horizon Medical Products, Inc. ("HMP") for $15 million in cash pursuant to an asset purchase agreement. Concurrently, IFM and HMP signed a Manufacturing Agreement (the "Agreement") which provided for the manufacture by IFM of specified minimum dollar amounts of IFM products to be purchased exclusively by HMP over each of the four years following the sale. Thereafter, responsibility for such manufacturing was to be assumed by HMP. The Company recorded a deferred gain at the transaction date totaling $2.9 million, representing the selling price less the net book value of the assets sold, which included $7.7 million of goodwill, net of accumulated amortization, and the costs related to the sale. The gain was deferred because the sale and the manufacturing agreements represent, in the aggregate, a single transaction for which the related income should be recognized over the term of the Agreement. Accordingly, the deferred gain was reflected in cost of goods sold during 1999 and 1998 to maintain margins that would have been approximately equal over the four-year period of the Agreement on the products manufactured and sold by IFM to HMP. During 1999 and 1998 amortization of deferred revenue totaled $1.2 million and $387,000, respectively. As more fully discussed under nonrecurring charges in the Results of Operations section, HMP defaulted on the Agreement in June of 1999.

On October 9, 2000 the Company sold substantially all of the remaining assets of Ideas for Medicine, Inc. ("IFM") to Horizon Medical Products, Inc. ("HMP"). The assets consisted primarily of inventory, equipment and leasehold improvements which had a net book value of $2.4 million at the date of sale. The transaction provided for HMP to pay the Company the sum of approximately $5.9 million, payable in equal monthly installments of principal and interest of $140,000. The note consists of a portion, approximately $3.8 million, which bears interest at 9% per year, and a non-interest-bearing portion of approximately $2.1 million. The note also requires an additional $1 million principal payment at any time prior to April 3, 2001. If the $1 million payment is made when due, and no other defaults exist under the note, then $1 million of the non-interest-bearing portion of the note will be forgiven. In addition, at such time as the principal balance has been paid down to $1.1 million and there have been no defaults under the promissory note, the remainder of the note will be forgiven and the note will be canceled. The Company has recorded reserves against these notes such that the gain from the sale is deferred until the full amount of the note is deemed collectible. On March 30, 2001, HMP transferred the IFM assets to a wholly-owned subsidiary of Vascutech, Inc. and the HMP note was assumed by the Vascutech subsidiary. The assumed note is guaranteed by Vascutech, Inc.

The composition of the Company's revenues is expected to change in future years, reflecting, among other things, the anticipated growth in shipments of human vascular tissue and human connective tissue for the knee, and the introduction of BioGlue surgical adhesive into domestic and international markets, as well as other expected new products.

Results of Operations

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues increased 16% to $77.1 million in 2000 from $66.7 million in 1999. The increase in revenues was primarily due to increased acceptance in the medical community of preserved tissues which has resulted in increased demand for the Company's preservation services, the Company's ability to procure greater amounts of tissue, revenues attributable to the Company's introduction of BioGlue surgical adhesive in domestic markets in January of 2000, and other reasons discussed below. These increases in revenues have been offset by certain decreases in revenues as discussed below.

Revenues from human heart valve and conduit cryopreservation services increased 2% to $29.7 million in 2000 from $29.0 million in 1999, representing 39% and 44%, respectively, of total revenues during such periods. This increase in revenues resulted from a 5% increase in the number of heart allograft shipments due to increased demand.

Revenues from human vascular tissue cryopreservation services increased 10% to $21.3 million in 2000 from $19.3 million in 1999, representing 28% and 29%, respectively, of total revenues during such periods. This increase in revenues was primarily due to an 11% increase in the number of vascular allograft shipments due to an increased demand for saphenous vein, the Company's ability to procure greater amounts of tissue, and the growth in demand for the Company's cryopreserved femoral vein for dialysis access.

Revenues from human connective tissue of the knee cryopreservation services increased 44% to $16.1 million in 2000 from $11.2 million in 1999, representing 21% and 17%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 45% increase in the number of allograft shipments due to increased acceptance of osteoarticular grafts and non-bone tendons by the orthopaedic surgeon community and the Company's ability to procure greater amounts of tissue.

Revenues from the sale of BioGlue surgical adhesive increased 287% to $6.4 million for 2000 from $1.7 million in 1999, representing 8% and 2%, respectively, of total revenues during such periods. The increase in revenues is due to a 177% increase in the number of milliliter shipment s of BioGlue. The increase in shipments was primarily due to the introduction of BioGlue in domestic markets in January of 2000 pursuant to a Humanitarian Use Device Exemption for the use of BioGlue as an adjunct in the repair of acute thoracic aortic dissections, as well as greater product awareness since the introduction of BioGlue in international markets in April of 1998, increased surgeon training, and the receipt of the CE approval for pulmonary indications in Europe in March 1999.

Revenues from bioprosthetic cardiovascular devices decreased 19% to $771,000 in 2000 from $955,000 in 1999, representing 1% of total revenues during such periods. This decrease in revenues is primarily due to the Company's focus on the start-up of the SynerGraft heart valve manufacturing process, which adversely impacted its ability to manufacture other bioprosthetic cardiovascular devices.

Revenues from IFM decreased 41% to $2.2 million in 2000 from $3.7 million in 1999, representing 3% and 6%, respectively, of total revenues during such periods. The decrease in revenues is due to HMP's default under its manufacturing agreement and to the sale of the remaining assets of IFM to HMP.

Grant revenues decreased to $616,000 in 2000 from $877,000 in 1999. Grant revenues are primarily attributable to the SynerGraft research and development programs.

Cost of cryopreservation services and products aggregated $33.3 million in 2000 compared to $30.2 million in 1999, representing 44% and 46%, respectively, of total cryopreservation and product revenues. The decrease in the 2000 cost of cryopreservation services and products as a percentage of revenues results from an increase in revenues from BioGlue surgical adhesive, which carry higher gross margins than cryopreservation services, and from a greater portion of 2000 orthopaedic cryopreservation revenues being derived from services that have higher gross margins than other orthopaedic cryopreservation services, partially offset by a lesser portion of 2000 revenues being derived from human heart valve and conduit cryopreservation services, which carry higher gross margins than other cryopreservation services.

General, administrative, and marketing expenses increased 16% to $28.7 million in 2000, compared to $24.7 million in 1999, representing 38% of total cryopreservation and product revenues for each period. The increase in expenditures in 2000 resulted from expenses incurred to support the increase in revenues and expenses associated with the establishment of the Company's European headquarters.

Research and development expenses increased 18% to $5.2 million in 2000, compared to $4.4 million in 1999, representing 7% of total cryopreservation and product revenues for each period. Research and development spending relates principally to the Company's ongoing human clinical trials for its BioGlue surgical adhesive and to its focus on its SynerGraft and BioGlue technologies.

As more fully discussed in the following comparison of years ended December 31, 1999 and December 31, 1998, the Company recorded a nonrecurring charge of $2.4 million in 1999 primarily as a result of HMP's default on its manufacturing contract with IFM.

Net interest income was $1.7 million and $1.2 in 2000 and 1999, respectively. This increase in interest income was due primarily to the increase in cash generated from operations during the year ended December 31, 2000.

The effective income tax rate was 33% and 32% for the years ended December 31, 2000 and 1999, respectively.


      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues increased 10% to $66.7 million in 1999 from $60.7 million in 1998. The increase in revenues was primarily due to increased acceptance in the medical community of cryopreserved tissues, the Company's ability to procure greater amounts of tissue, price increases for certain cryopreservation services instituted during the third quarter of 1998 which continued during 1999, a full year of BioGlue international revenue in 1999 as compared to nine months in 1998, and revenues attributable to the Company's introduction of osteoarticular grafts in January 1999. These increases in revenues have been offset by certain decreases in revenues as discussed below.

Revenues from human heart valve and conduit cryopreservation services decreased 6% to $29.0 million in 1999 from $30.8 million in 1998, representing 44% and 51%, respectively, of total revenues during such periods. This decrease in revenues resulted from an 8% decrease in the number of heart allograft shipments, which decrease consisted primarily of a 9% decrease in the number of pulmonary heart valve shipments due to a decrease in the number of Ross procedures being performed and competitive price pressures on pulmonary valves. In a Ross procedure, the patient's pulmonary valve is transplanted into the aortic position and a human pulmonary allograft is transplanted into the patient's pulmonary position. The Company has attempted to promote the positive clinical results of the Ross procedure by hosting science forums around the country with its cardiovascular surgeon customers.

Revenues from human vascular tissue cryopreservation services increased 35% to $19.3 million in 1999 from $14.3 million in 1998, representing 29% and 24%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 32% increase in the number of vascular allograft shipments attributable to an increased demand for preserved vascular tissue, the Company's ability to procure greater amounts of tissue, and the introduction of the femoral vein program for use as A-V shunts in dialysis patients. The increase in revenues was also due to the Company's focus on procuring and distributing long segment veins, which have a higher per unit revenue than the short segment veins.

Revenues from human connective tissue of the knee cryopreservation services increased 45% to $11.2 million in 1999 from $7.7 million in 1998, representing 17% and 13%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 31% increase in the number of allograft shipments due to increased demand, the Company's ability to procure greater amounts of tissue, and the introduction of preserved osteoarticular grafts in January of 1999. Additional revenue increases resulted from price increases for the cryopreservation of menisci and tendons during the third quarter of 1998.

Revenues from IFM decreased 34% to $3.7 million in 1999 from $5.7 million in 1998, representing 6% and 9%, respectively, of total revenues during such periods. The decrease in revenues is due to HMP's failure to meet the minimum purchase requirements set forth in the Agreement as more fully discussed below.

Revenues from BioGlue surgical adhesive increased 88% to $1.7 million for 1999 from $883,000 in 1998, representing 2% and 1%, respectively, of total revenues during such periods. The increase in revenues is due to a 95% increase in the volume of milliliter shipments of BioGlue due to increased product awareness as a result of the introduction of BioGlue in international markets in April of 1998, increased surgeon training, and the receipt of the CE mark approval for the use of BioGlue for pulmonary indications in Europe in March 1999.

Revenues from bioprosthetic cardiovascular devices increased 20% to $955,000 in 1999 from $798,000 in 1998, representing 1% of total revenues during such periods. This increase in revenues was due to a 7% increase in the number of bioprosthetic cardiovascular device shipments due to an increase in demand, a full year of international revenues from the CryoLife-Ross Pulmonary Valve in 1999 as compared to three months of revenues in 1998, and price increases in November of 1998 that continued throughout 1999.

Grant revenues increased to $877,000 in 1999 from $512,000 in 1998. This increase in grant revenues is primarily attributable to the SynerGraft research and development programs.

Other income decreased to $224,000 in 1999 from $1.1 million in 1998. Other income in 1998 relates primarily to proceeds from the sale of the Company's port product line.

Cost of cryopreservation services and products aggregated $30.2 million in 1999 compared to $25.3 million in 1998, representing 46% and 42%, respectively, of total cryopreservation and product revenues. The increase of the cost of cryopreservation services and products as a percentage of revenues in 1999 results from a smaller percentage of 1999 revenues being derived from human heart valve and conduit cryopreservation services, which carry a significantly higher gross margin than other cryopreservation services. An additional reason for the increase in costs in 1999 results from the switch in October of 1998 to OEM manufacturing of single-use medical devices, which generates lower gross margins than cryopreservation services and lower gross margins than the IFM products generated prior to the sale of the IFM product line.

General, administrative, and marketing expenses increased 3% to $24.7 million in 1999, compared to $23.9 million in 1998, representing 38% and 40%, respectively, of total cryopreservation and product revenues in such periods. The increase in expenditures in 1999 resulted from expenses incurred to support the increase in revenues, partially offset by increased absorption of overhead expenses associated with increased production of new products.

Research and development expenses decreased 7% to $4.4 million in 1999, compared to $4.7 million in 1998, representing 7% and 8%, respectively, of total cryopreservation and product revenues for each period. Research and development spending relates principally to the Company's focus on its bioadhesives and SynerGraft technologies.

The Company recorded a nonrecurring pretax charge of $2.4 million in 1999 primarily as a result of HMP's default on its manufacturing contract with IFM. On June 22, 1999 IFM notified HMP that it was in default of certain provisions of the Agreement. Specifically, HMP was in violation of the payment provisions contained within the Agreement, which calls for inventory purchases to be paid for within 45 days of delivery. Additionally, HMP was in violation due to nonpayment of interest related to such past due accounts receivable.

After notification of the default, HMP indicated to the Company that it would not be able to meet and did not met the minimum purchase requirements outlined in the Agreement. Due to the significant uncertainties related to the Company's ability to realize its investment in IFM, the Company determined that it had incurred an impairment loss on its IFM assets. In calculating the amount of the impairment loss, management used its best estimate to determine the realizable value of its increase in working capital due to the HMP default, and the recoverability of IFM's long-lived assets, consisting primarily of leasehold improvements and equipment. As a result, management recorded a $2.1 million impairment loss on working capital and a $2.6 million impairment loss on leasehold improvements. Additionally, the Company offset the above charges with $2.5 million of deferred gain recorded in connection with the sale of the IFM product line to HMP. The net pretax effect of the above nonrecurring charges is $2.2 million, and has been included under the caption "Nonrecurring charges" in the accompanying Consolidated Income Statements.

As previously discussed in the Overview section, on October 9, 2000 the Company sold substantially all of the remaining assets of IFM to HMP.

Net interest income was $1.2 million and $820,000 in 1999 and 1998, respectively. This increase in interest income is due to recording a full year of interest income on the invested proceeds from the follow-on equity offering (the "Offering") completed in April 1998, lower interest expense resulting from the repayment of certain indebtedness with the proceeds from the Offering, and the conversion of certain convertible debentures into common stock of the Company.

The increase in the effective income tax rate to 32% in 1999 from 25% in 1998, is the result of the nonrecurrence of income tax benefits realized in 1998 from the implementation of certain income tax planning strategies in the fourth quarter, which had a significant one-time impact on 1998 taxes. Despite the increase in the tax rate between 1999 and 1998, the 1999 effective tax rate is reflective of the ongoing impact of these tax planning strategies.


Seasonality

The demand for the Company's human heart valve and conduit cryopreservation services is seasonal, with peak demand generally occurring in the second and third quarters. Management believes this trend for human heart valve and conduit cryopreservation services is primarily due to the high number of surgeries scheduled during the summer months. However, the demand for the Company's human connective tissue of the knee cryopreservation services, human vascular tissue cryopreservation services, bioprosthetic cardiovascular devices, and BioGlue surgical adhesive does not appear to experience seasonal trends.

Liquidity and Capital Resources

At December 31, 2000 net working capital was $68.5 million, compared to $59.6 million at December 31, 1999, with a current ratio of 7 to 1. The Company's primary capital requirements arise out of general working capital needs, capital expenditures for facilities and equipment, funding of research and development projects, and a common stock repurchase plan approved by the board of directors in October of 1998. The Company historically has funded these requirements through bank credit facilities, cash generated by operations, and equity offerings.

Net cash provided by operating activities was $10.3 million in 2000, as compared to net cash provided by operating activities of $1.3 million in 1999. This increase primarily resulted from 1) an increase in net income, 2) a decrease in accounts receivable despite increased revenues, 3) a reduction in the growth of deferred preservation costs and inventories, and 4) an increase in the amount of accounts payable due to the timing of payments of outstanding invoices, partially offset by a decrease in accrued expenses.

Net cash used in investing activities was $6.6 million in 2000, as compared to $3.6 million in 1999. This increase in cash used was primarily attributable to a increase in capital expenditures due to the expansion of the Company's corporate headquarters and manufacturing facilities, partially offset by an increase in sales of marketable equity securities during 2000.

Net cash provided by financing activities was $7.8 million in 2000, as compared to net cash used in financing activities of $4.5 million in 1999. This increase was primarily attributable to the proceeds received on the bank line of credit to finance the expansion of the Company's headquarters and manufacturing facilities, a reduction in the Company's repurchase of treasury stock during 2000 and an increase in the proceeds from stock option exercises.

Management is currently seeking to complete a potential private placement of equity or equity-oriented securities to form a subsidiary company for the commercial development of its serine proteinase light activation technologies through its wholly-owned subsidiary AuraZyme Pharmaceutical, Inc. This strategy, if successful, will allow an affiliated entity to fund the light activation technology and should expedite the commercial development of its blood clot dissolving and surgical sealant product applications without additional research and development expenditures by the Company (other than through the affiliated company). This strategy, if successful, will favorably impact the Company's liquidity going forward. The Company has ceased further material development of light activation technology pending the identification of a corporate partner to fund future development.

The Company anticipates that current cash and marketable securities, cash generated from operations and its $10 million of bank facilities (of which $8.0 million was drawn as of March 31, 2001) will be sufficient to meet its operating and development needs for at least the next 12 months, including the expansion of the Company's corporate headquarters and manufacturing facilities. However, the Company's future liquidity and capital requirements beyond that period will depend upon numerous factors, including the timing of the Company's receipt of FDA approvals to begin clinical trials for its products currently in development, the resources required to further develop its marketing and sales capabilities if and when those products gain approval, the resources required for any additional expansion of its corporate headquarters and manufacturing facility, and the extent to which the Company's products generate market acceptance and demand. There can be no assurance the Company will not require additional financing or will not seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet future requirements. These additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents of $8.3 million and short-term investments of $17.8 million in municipal obligations as of December 31, 2000, as well as interest paid on its debt. At March 31, 2001, approximately $8 million of the Company's debt charged interest at a variable rate. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains approximately 50% (approximately $4.6 million at March 31, 2001) of its debt as fixed rate in nature. As a result, the Company is subject to a risk that interest rates will decrease and the Company may be unable to refinance its debt.


Item 8.   Financial Statements and Supplementary Data.

The report of independent auditors and consolidated financial statements included on pages 22 through 35 of the annual shareholders report for the year ended December 31, 2000 are incorporated herein by reference. Quarterly Results of Operations on page 36 of the annual shareholders report for the year ended December 31, 2000 is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None required to be reported in the Form 10-K.

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.

The response to Item 10, applicable to the Directors of the Company, is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than April 30, 2001. Information concerning executive officers is included in Part I, Item 4A of this Form 10-K.

The response to Item 10, applicable to Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than April 30, 2001.


Item 11.   Executive Compensation.

The response to Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than April 30, 2001.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The response to Item 12 is incorporated herein by reference to the information set forth under the captions "Ownership of Principal Shareholders and Certain Executive Officers" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than April 30, 2001.


Item 13.   Certain Relationships and Related Transactions.

The response to Item 13 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission not later than April 30, 2001.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following are filed as part of this report:

     (a)  1. Financial Statements

     The report of independent public accountants and consolidated financial statements included on pages 22 through 35 of the annual shareholders report for the year ended December 31, 2000 are incorporated herein by reference and the report of independent auditors for each of the two years in the period ended December 31, 1998 is set forth below.


                         Report of Independent Auditors


The Board of Directors and Shareholders
CryoLife, Inc.

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of CryoLife, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of income, shareholders' equity and cash flows of CryoLife, Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                                              Ernst & Young LLP

Atlanta, GA
February 2, 1999

          2. Financial Statement Schedule

     Report of Independent Public Accountants on Schedule II

     Schedule II--Valuation and Qualifying Accounts

All other financial statement schedules not listed above are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

          3.  A. Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number      Description
- --------    -----------

2.1 Asset Purchase Agreement among the Company and United Cryopreservation Foundation, Inc., United Transplant Foundation, Inc. and QV, Inc. dated September 11, 1996. (Incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

2.2 Agreement and Plan of Merger dated as of March 5, 1997 among Ideas for Medicine, Inc., J. CraytonPruitt, Sr., M.D., Thomas Benham, Thomas Alexandris, Tom Judge, Natalie Judge, Helen Wallace,J. Crayton Pruitt, Jr., M.D., and Johanna Pruitt, and CryoLife, Inc. and CryoLife Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-Kfiled on March 19, 1997.)

Exhibit
Number      Description
- --------    -----------

2.3 Asset Purchase Agreement by and between Horizon Medical Products, Inc. and Ideas for Medicine, Inc. dated September 30, 1998. (Incorporated by reference to Exhibit 2 to Horizon Medical Products, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 1998.)

2.4*+ Asset Purchase Agreement, dated October 9, 2000, by and between Horizon and IFM.

3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

3.2 ByLaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

3.3* Articles of Amendment to the Articles of Incorporation of the Company.

4.1 Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).

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

10.5        Incentive   Stock   Option   Plan,   dated  as  of  April  5,  1984.
            (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

Exhibit
Number      Description
- --------    -----------

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

10.8 Form of Supplemental Retirement Plan, by and between the Company and its Officers -- Parties to Supplemental Retirement Plans: Steven G. Anderson, David M. Fronk, Sidney B. Ashmore, James C. Vander Wyk, Albert E. Heacox, Kirby S. Black, and David Ashley Lee.
            (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

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

10.9(c)* Employment Agreement, by and between the Company and D. Ashley Lee, dated December 12, 1994.

10.9(d) Employment Agreement, by and between the Company and James C. Vander Wyk, Ph.D. (Incorporated by reference to Exhibit 10.9(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.9(e) Employment Agreement, by and between the Company and Kirby S. Black, Ph.D. (Incorporated by reference to Exhibit 10.9(g) to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.)

10.9(f) Employment Agreement, by and between the Company and David M. Fronk. (Incorporated by reference to Exhibit 10.9(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.10 Form of Secrecy and Noncompete Agreement, by and between the Company and its Officers. (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.11 Terms of Agreement Between Bruce J. Van Dyne, M.D. and CryoLife, Inc. dated November 1, 1999. (Incorporated by reference to Exhibit
            10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.12 Technology Acquisition Agreement between the Company and Nicholas Kowanko, Ph.D., dated March 14, 1996. (Incorporated by reference to
            Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

Exhibit
Number      Description
- --------    -----------

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

10.16(a) First Amendment to Lease Agreement, dated April 18, 1995, between the Company and Amli Land Development--I Limited Partnership dated August 6, 1999. (Incorporated by reference to Exhibit 10.16(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.16(b)*   Restatement and Amendment to Funding  Agreement  between the Company and Amli Land  Development- I Limited  Partnership,  dated August 6,
            1999.

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

10.21 Revolving Term Loan Facility between the Company and NationsBank N.A., dated August 30, 1996. (Incorporated by reference to Exhibit
            10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

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

Exhibit
Number      Description
- --------    -----------

10.24 Fourth Modification of Third Amended and Restated Loan Agreement dated December 16, 1997 by and between the Company and Bank of America, N.A. and First Modification of Revolving Note dated December 31, 1999. (Incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.25       Reserved.

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

10.32 Standard Form of Agreements Between Owner and Design/Builder by and between the Company and Choate Design and Build Company dated January 19, 2000. (Incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.33 Construction Loan and Permanent Financing Agreement with Bank of America dated April 25, 2000. (Incorporated by reference to Exhibit
            10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.34*      Sublease Agreement between Horizon and IFM, dated October 9, 2000.

10.35* Terms of Agreement between Ronald C. Elkins, MD and CryoLife, Inc., dated November 7, 2000.

10.36* Rights Agreement between the Company and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent, dated as of November 27, 1995.

10.37* International Distribution Agreement, dated September 17, 1998, between the Company and Century Medical, Inc.

13.1* Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 which are incorporated by reference herein.

21.1*       Subsidiaries of CryoLife, Inc.

23.1*       Consent of Arthur Andersen LLP.

23.2*       Consent of Ernst & Young LLP.

- ---------------------
* Filed herewith.
+ In accordance with Item 601(b)(2) of Regulation S-K, the schedules and certain exhibits have been omitted and a list of the schedules and exhibits is at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

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

6. Form of Supplemental Retirement Plan, by and between the Company and its Officers-- Parties to Supplemental Retirement Plans: Steven G. Anderson, Robert T. McNally, Gerald B. Seery, James C. Vander Wyk, Albert E. Heacox, Kirby S. Black and Edwin B. Cordell, Jr. (Exhibit
          10.6 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

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

12.       Employment Agreement, by and between the Company and D. Ashley Lee.

13. CryoLife, Inc. Non-Employee Directors Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

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

16.       CryoLife,  Inc.  1998  Long-Term  Incentive  Plan.   (Incorporated  by
          reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

17. Terms of Agreement Between Bruce J. Van Dyne, M.D. and CryoLife, Inc., dated November 1, 1999.

18. Terms of Agreement between Ronald C. Elkins, MD and CryoLife, Inc., dated November 7, 2000.


     (b)  Reports on Form 8-K

          1. NONE.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CRYOLIFE, INC.

April 2, 2001
                                     By  /S/   STEVEN G. ANDERSON
                                         --------------------------------------
                                         Steven G. Anderson,
                                         President, Chief Executive
                                         Officer and Chairman of
                                         the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                                 Title                           Date

/s/ STEVEN G. ANDERSON           President, Chief Executive Officer         April 2, 2001
- -------------------------------  and Chairman of the Board of
Steven G. Anderson               Directors (Principal Executive
                                 Officer)

/s/ D. ASHLEY LEE                Vice President and Chief Financial         April 2, 2001
- -------------------------------  Officer (Principal Financial and
D. Ashley Lee                    Accounting Officer)

/s/ RONALD D. MCCALL             Director                                   April 2, 2001
- -------------------------------
Ronald D. McCall


/s/ VIRGINIA C. LACY             Director                                   April 2, 2001
- -------------------------------
Virginia C. Lacy


/s/ RONALD CHARLES ELKINS, M.D.  Director                                   April 2, 2001
- -------------------------------
Ronald Charles Elkins, M.D.


/s/ JOHN M. COOK                 Director                                   April 2, 2001
- -------------------------------
John M. Cook


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CryoLife, Inc.


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in CryoLife, Inc.'s 2000 annual report to stockholders and this Form 10-K and have issued our report thereon dated February 7, 2001. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
Atlanta, Georgia
February 7, 2001

SCHEDULE II
                         CRYOLIFE, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2000, 1999, and 1998

                                              Balance beginning                            Balance end of
                 Description                      of period     Additions   Deductions        Period
                 -----------                  ----------------- ---------   ----------    ---------------
Year ended December 31, 2000
   Allowance for doubtful accounts...........    $   528,000     $21,000     $464,000         $85,000
   Deferred preservation costs...............        151,000     230,000      152,000         229,000

Year ended December 31, 1999
   Allowance for doubtful accounts...........    $   256,000    $521,000     $249,000        $528,000
   Deferred preservation costs...............         53,000     235,000      137,000         151,000

Year ended December 31, 1998
   Allowance for doubtful accounts...........    $   103,000   $ 171,000     $ 18,000       $ 256,000
   Deferred preservation costs...............        152,000         --        99,000          53,000






                                      S-2
1345392