Form 10-Q
period 2001-03-31
CRYOLIFE INC
filed 2001-05-14
CIK 784199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001
                         Commission File Number 0-21104

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

The number of shares of common stock, par value $0.01 per share, outstanding on May 8, 2001 was 18,783,331.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                                      CRYOLIFE, INC. AND SUBSIDIARIES
                                  SUMMARY CONSOLIDATED INCOME STATEMENTS
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                (Unaudited)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                       -----------------------------------
                                                                              2001             2000
                                                                       -----------------------------------
                                                                                   (Unaudited)
Revenues:
Preservation services and products                                     $        21,207    $         19,481
Research grants and licenses                                                       225                 142
                                                                       ------------------------------------
                                                                                21,432              19,623
Costs and expenses:
Cost of preservation services and products                                       9,105               9,149
General, administrative and marketing                                            8,159               7,043
Research and development                                                         1,086               1,329
Interest expense                                                                   ---                 100
Interest income                                                                   (562)               (377)
Other expense (income), net                                                        ---                 (15)
                                                                       ------------------------------------
                                                                                17,788              17,229
                                                                       -----------------------------------
Income before income taxes                                                       3,644               2,394
Income tax expense                                                               1,166                 790
                                                                       -----------------------------------
Net income                                                             $         2,478    $          1,604
                                                                       ===================================

Earnings per share:
     Basic                                                             $          0.13    $           0.09
                                                                       ===================================
     Diluted                                                           $          0.13    $           0.09
                                                                       ===================================
Weighted average shares outstanding:
     Basic                                                                      18,749              18,357
                                                                       ===================================
     Diluted                                                                    19,508              18,788
                                                                       ===================================


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                      CRYOLIFE, INC. AND SUBSIDIARIES
                                    SUMMARY CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)
                                                                            March 31,      December 31,
                                                                              2001             2000
                                                                       -----------------------------------
ASSETS                                                                    (Unaudited)
                                                                                     -
Current Assets:
     Cash and cash equivalents                                         $        15,668    $         17,480
     Marketable securities, at market                                           20,209              21,234
     Receivables, net                                                           13,694              12,739
     Note receivable, net                                                        1,775               1,833
     Deferred preservation costs, net                                           20,632              20,311
     Inventories                                                                 4,344               3,994
     Prepaid expenses and other assets                                           1,058                 893
     Deferred income taxes                                                         564                 674
                                                                       -----------------------------------
       Total current assets                                                     77,944              79,158
                                                                       -----------------------------------
Property and equipment, net                                                     29,640              25,579
Goodwill, net                                                                    1,471               1,495
Patents, net                                                                     2,574               2,540
Other, net                                                                       2,253               1,780
Note receivable, net                                                               464                 643
Deferred income taxes                                                              436                 814
                                                                       -----------------------------------
     TOTAL ASSETS                                                      $       114,782    $        112,009
                                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                  $         1,416    $          2,914
     Accrued expenses                                                            1,522               1,054
     Accrued procurement fees                                                    4,279               3,537
     Accrued compensation                                                        1,705               2,097
     Income taxes payable                                                          671                 ---
     Current maturities of capital lease obligations                               176                 173
     Current maturities of long-term debt                                          934                 934
                                                                       -----------------------------------
       Total current liabilities                                                10,703              10,709
                                                                       -----------------------------------
Capital lease obligations, less current maturities                               1,315               1,361
Bank loans                                                                       6,151               6,151
Convertible debenture                                                            4,393               4,393
                                                                       -----------------------------------
     Total liabilities                                                          22,562              22,614
                                                                       -----------------------------------
Shareholders' Equity:
     Preferred stock                                                               ---                 ---
     Common stock (issued 20,091 shares in 2001 and
     20, 077 shares in 2000)                                                       201                 201
     Additional paid-in capital                                                 65,161              64,936
     Retained earnings                                                          33,858              31,381
     Deferred compensation                                                         (42)                (45)
     Accumulated other comprehensive income                                     (1,060)             (1,088)
     Less:  Treasury stock (1,341 shares in 2001 and
     1,356 shares in 2000)                                                      (5,898)             (5,990)
                                                                       -----------------------------------
          Total shareholders' equity                                            92,220              89,395
                                                                       -----------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $       114,782    $        112,009
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                      CRYOLIFE, INC. AND SUBSIDIARIES
                             SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                       -----------------------------------
                                                                              2001             2000
                                                                       -----------------------------------
                                                                                  (Unaudited)

Net cash from operating activities:
     Net income                                                        $         2,478    $          1,604
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                             1,009                 782
       Provision for doubtful accounts                                              24                  24
       Deferred income taxes                                                      (171)                (19)
       Tax effect of nonqualified option exercises                                  72                 ---
       Changes in operating assets and liabilities:
          Receivables                                                           (1,553)               (814)
          Deferred preservation costs and inventories                             (671)               (575)
          Prepaid expenses and other assets                                       (165)               (297)
          Accounts payable and accrued expenses                                    318                 735
                                                                       -----------------------------------
       Net cash provided by operating activities                                 1,341               1,440
                                                                       -----------------------------------

Net cash flows from investing activities:
     Capital expenditures                                                       (5,013)             (1,287)
     Other assets                                                                  106                 (11)
     Purchases of marketable securities                                         (2,613)             (2,714)
     Sales and maturities of marketable securities                               3,932               2,638
     Proceeds from note receivable                                                 237                 ---
                                                                       -----------------------------------
     Net cash used in investing activities                                      (3,351)             (1,374)
                                                                       -----------------------------------

Net cash flows from financing activities:
     Principal payments on obligations under capital leases                        (43)                (96)
     Purchase of treasury stock                                                    ---                (612)
     Proceeds from exercise of stock options and
      issuance of common stock                                                     244                 430
                                                                       -----------------------------------
     Net cash provided by (used in) financing activities                           201                (278)
                                                                       ------------------------------------
Decrease in cash                                                                (1,809)               (212)
Effect of exchange rate changes on cash                                             (3)                 (1)
Cash and cash equivalents, beginning of period                                  17,480               6,128
                                                                       -----------------------------------
Cash and cash equivalents, end of period                               $        15,668    $          5,915
                                                                       ===================================


See accompanying notes to summary consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year balances have been reclassified to conform to the 2001 presentation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife, Inc. ("CryoLife" or the "Company") Form 10-K for the year ended December 31, 2000.


Note 2 - Investments

The Company maintains cash equivalents and investments in several large well-capitalized financial institutions, and the Company's policy disallows investment in any securities rated less than "investment-grade" by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading, and marketable equity securities not classified as trading, are classified as available-for-sale. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At March 31, 2001 all marketable equity securities and debt securities held by the Company were designated as available-for-sale.

Total gross realized gains on sales of available-for-sale securities were zero for the three months ended March 31, 2001 and 2000. As of March 31, 2001 differences between cost and market of a $1.2 million loss (less deferred taxes of $425,000) were included in accumulated other comprehensive income.

At March 31, 2001 and December 31, 2000, approximately $9.1 million and $4.9 million, respectively, of debt securities with original maturities of 90 days or less at their acquisition dates were included in cash and cash equivalents. At March 31, 2001 and December 31, 2000, approximately $10.0 million and $8.3 million of investments, respectively, mature within 90 days, $4.5 million and zero investments, respectively, had a maturity date between 90 days and 1 year and approximately $15.7 million and $21.2 million of investments, respectively, mature in more than one year.

Note 3 - Inventories

Inventories are comprised of the following (in thousands):

                               March 31,       December 31,
                                 2001              2000
                          -----------------------------------
                              (Unaudited)

Raw materials             $         1,799    $          1,796
Work-in-process                       806                 405
Finished goods                      1,739               1,793
                          -----------------------------------
                          $         4,344    $          3,994
                          ===================================


Note 4 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                               Three Months Ended
                                                                                   March 31,
                                                                       -----------------------------------
                                                                              2001             2000
                                                                       -----------------------------------
                                                                                  (Unaudited)
Numerator for basic and diluted earnings per share -
     income available to common shareholders                           $         2,478    $          1,604
                                                                       ===================================

Denominator for basic earnings per share - weighted-
     average shares                                                             18,749              18,357
Effect of dilutive stock options                                                   759                 431
                                                                       -----------------------------------

Denominator for diluted earnings per share - adjusted
     weighted-average shares                                                    19,508              18,788
                                                                       ===================================

Basic earnings per share                                               $          0.13    $           0.09
                                                                       ===================================
Diluted earnings per share                                             $          0.13    $           0.09
                                                                       ===================================


Note 5 - Debt

On April 25, 2000 the Company entered into a loan agreement ("Line Agreement") which permits the Company to borrow up to $8 million under a line of credit during the expansion of the Company's corporate headquarters and manufacturing facilities. Borrowings under the line of credit bear interest equal to the Adjusted LIBOR plus 2% to be adjusted monthly (7.1% at March 31, 2001). On June 1, 2001, the line of credit will be converted to a term loan to be paid in 60 equal monthly installments of principal plus interest computed at Adjusted LIBOR plus 1.5%. The Line Agreement contains certain restrictive covenants including, but not limited to, maintenance of certain financial ratios and a minimum tangible net worth requirement. The Line Agreement is secured by substantially all of the Company's assets. A commitment fee of $20,000 was paid when the Company entered into the Line Agreement. At March 31, 2001 $1.2 million in additional funds were available to be borrowed under the line of credit.

Note 6 - Derivatives

On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended. SFAS 133 requires the Company to recognize all derivative instruments on the balance sheet at fair value, and changes in the derivative's fair value must be recognized currently in earnings or other comprehensive income, as applicable. The adoption of SFAS 133 impacts the accounting for the Company's forward-starting interest rate swap agreement.

Upon adoption of SFAS 133 in 2001, the Company recorded an unrealized loss of approximately $175,000 related to the interest rate swap, which was recorded as part of long-term liabilities and accumulated other comprehensive income. The reclassification of any gains or losses associated with the interest rate swap into the consolidated income statement is anticipated to occur upon the various maturity dates of the interest rate swap agreement, which expires in 2006.

The Company's Line Agreement converts to floating rate debt on June 1, 2001. This floating rate debt exposes the Company to changes in interest rates going forward. On March 16, 2000, the Company entered into $4 million in notional amounts of a forward-starting interest swap agreement that takes effect on June 1, 2001. This swap agreement has been designated as a cash flow hedge to effectively convert a portion of its anticipated term loan balance to a fixed rate basis, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt.



Note 7 - Comprehensive Income

Comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments, which qualify for hedge accounting. The following is a reconciliation of net income to comprehensive income (in thousands):

                                                                               Three Months Ended
                                                                                   March 31,
                                                                       -----------------------------------
                                                                              2001             2000
                                                                       -----------------------------------
                                                                                  (Unaudited)

Net income                                                             $         2,478    $          1,604
Cumulative effect of adoption of SFAS 133, net of income taxes                   (116)                 ---
Change in fair value of interest rate swaps, net of income taxes                  (47)                 ---
Translation adjustment                                                             (3)                 ---
Unrealized gains (losses) on marketable equity
     securities, net of income taxes                                               194                (88)
                                                                       -----------------------------------
Comprehensive income                                                   $         2,506    $          1,516
                                                                       ===================================


Note 8 - Note Receivable

On March 30, 2001, Horizon Medical Products, Inc. ("HMP") sold the Ideas For Medicine ("IFM") assets to a wholly owned subsidiary of LeMaitre Vascular, Inc. ("LeMaitre"), formerly Vascutech, Inc., and the remaining portion of the Company's note receivable from HMP was assumed by the LeMaitre subsidiary. The assumed note is guaranteed by LeMaitre. On April 2, 2001 the Company received a scheduled $1.0 million principal payment from LeMaitre, in accordance with the terms of the assumed note.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues increased 9% to $21.4 million for the three months ended March 31, 2001 from $19.6 million for the same period in 2000. The increase in revenues was primarily due to growth in the Company's human vascular and connective tissue cryopreservation businesses and increased sales of BioGlue surgical adhesive, partially offset by the elimination of IFM sales due to the sale of the remaining assets of IFM and a decrease in heart valve revenues.

Revenues from human heart valve and conduit cryopreservation services decreased 9% to $6.9 million for the three months ended March 31, 2001 from $7.6 million for the three months ended March 31, 2000, representing 32% and 39%, respectively, of total revenues during each such period. This decrease in revenues resulted from a 13% decrease in the number of allograft heart valve shipments due to a decrease in procurement of hearts year to year and from record heart volume procurement in the first quarter of 2000, partially offset by higher fees received for SynerGraft treated human heart valves.

Revenues from human vascular tissue cryopreservation services increased 15% to $6.4 million for the three months ended March 31, 2001 from $5.6 million for the three months ended March 31, 2000, representing 30% and 28%, respectively, of total revenues during each such period. This increase in revenues was primarily due to a 16% increase in the number of vascular allograft shipments primarily due to the Company's ability to procure greater amounts of tissue, and an increase in demand for saphenous vein composite grafts and femoral artery grafts.

Revenues from human connective tissue of the knee cryopreservation services increased 34% to $5.2 million for the three months ended March 31, 2001 from $3.9 million for the three months ended March 31, 2000, representing 24% and 20%, respectively, of total revenues during each such period. This increase in revenues was primarily due to a 26% increase in the number of allograft shipments due to increased acceptance of osteoarticular grafts and non-bone tendons by the orthopaedic surgeon community, the Company's ability to procure greater amounts of tissue, price increases for cryopreservation services in domestic and Canadian markets, and a more favorable product mix.

Revenues from the sale of BioGlue surgical adhesive increased 116% to $2.4 million for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000, representing 11% and 6%, respectively, of total revenues during each such period. The increase in revenues is due to a 91% increase in the number of milliliter shipments of BioGlue. The increase in shipments was primarily due to increasing acceptance of BioGlue in international markets for use in vascular and pulmonary repairs, and increased acceptance domestically following the January 2000 introduction of BioGlue pursuant to a Humanitarian Use Device Exemption ("HDE") for use as an adjunct in the repair of acute thoracic aortic dissections.

Revenues from bioprosthetic cardiovascular devices decreased 12% to $199,000 for the three months ended March 31, 2001 from $226,000 for the three months ended March 31, 2000, representing 1% of total revenues during each such period. This decrease in revenues is primarily due to the Company's focus on the start-up of the SynerGraft bioprosthetic heart valve manufacturing process, which adversely impacted its ability to manufacture other bioprosthetic cardiovascular devices.

Revenues from IFM decreased to zero in the three months ended March 31, 2001 from $1.1 million for the same period in 2000, due to the October 9, 2000 sale of substantially all of the remaining assets of IFM to HMP.

Grant revenues increased to $225,000 for the three months ended March 31, 2001 from $142,000 for the three months ended March 31, 2000. Grant revenues are primarily attributable to the SynerGraft research and development programs.

Cost of cryopreservation services and products aggregated $9.1 million for each of the three month periods ended March 31, 2001 and 2000, representing 43% and 47%, respectively, of total cryopreservation and product revenues. The decrease in the 2001 cost of cryopreservation services and products as a percentage of revenues is due to an increase in revenues from BioGlue surgical adhesive, which carries higher gross margins than cryopreservation services, as well as the termination of the IFM OEM contract with HMP, which had significantly lower margins than the Company's core businesses.

General, administrative, and marketing expenses increased 16% to $8.2 million for the three months ended March 31, 2001, compared to $7.0 million for the three months ended March 31, 2000, representing 38% and 36%, respectively, of total cryopreservation and product revenues during each such period. The increase in expenditures for the three months ended March 31, 2001 was primarily due to the inclusion of three full months of operations of CryoLife Europa, Ltd., the Company's European headquarters established in early 2000, and due to an increase in general expenses to support revenue growth.

Research and development expenses decreased 18% to $1.1 million for the three months ended March 31, 2001, compared to $1.3 million for the three months ended March 31, 2000, representing 5% and 7%, respectively, of total cryopreservation and product revenues for each period. Research and development spending relates principally to the Company's ongoing human clinical trials for its BioGlue surgical adhesive, and to its focus on its SynerGraft and BioGlue technologies. The decrease in research and development expenses is due to timing of pre-clinical studies.

Interest income, net of interest expense was $562,000 and $277,000 for the three months ended March 31, 2001 and 2000, respectively. This increase in interest income was due primarily to the increase in cash generated from operations during the quarter ended March 31, 2001 and the year ended December 31, 2000.

The effective income tax rate was 32% and 33% for the periods ended March 31, 2001 and 2000, respectively.


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


Liquidity and Capital Resources

At March 31, 2001, net working capital was $67.2 million, with a current ratio of 7 to 1, compared to $68.4 million at December 31, 2000. The Company's primary capital requirements arise out of general working capital needs, capital expenditures for facilities and equipment and funding of research and development projects. The Company historically has funded these requirements through bank credit facilities, cash generated by operations and equity offerings.

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2001, as compared to $1.4 million for the three months ended March 31, 2000. This decrease in cash provided was primarily due to an increase in working capital requirements, due to sales growth and construction on the Company's corporate headquarters and manufacturing facilities, largely offset by an increase in net income before depreciation and taxes.

Net cash used in investing activities was $3.4 million for the three months ended March 31, 2001, as compared to $1.4 million for the three months ended March 31, 2000. This increase in cash used was primarily due to an increase in capital expenditures related to the expansion of the Company's corporate headquarters and manufacturing facilities, partially offset by an increase in proceeds from sales and maturities of marketable securities and by the proceeds from the Company's note receivable during the first quarter of 2001.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2001, as compared to net cash used in financing activities of $0.3 million for the three months ended March 31, 2000. This increase was primarily attributable to the lack of treasury stock repurchases during the three months ended March 31, 2001 as compared to the prior year period, partially offset by a decrease in proceeds from stock option exercises.

Management is currently seeking to complete a potential private placement of equity or equity-oriented securities for the commercial development of its Activation Control Technology ("ACT") technology through its wholly owned subsidiary AuraZyme Pharmaceutical, Inc. formed on March 13, 2001. This strategy, if successful, will allow an affiliated entity to fund the ACT technology and should expedite the commercial development of its oncology, blood clot dissolving and surgical sealant product applications without additional research and development expenditures by the Company (other than through the affiliated company). This strategy, if successful, will favorably impact the Company's liquidity going forward. The Company has ceased further material development of light activation technology pending the identification of a corporate partner to fund future development.

The Company anticipates that current cash and marketable securities, cash generated from operations and its $10 million of bank facilities (of which $8 million was drawn as of May 8, 2001) will be sufficient to meet its operating and development needs for at least the next 12 months, including the expansion of the Company's corporate headquarters and manufacturing facilities. However, the Company's future liquidity and capital requirements beyond that period will depend upon numerous factors, including the timing of the Company's receipt of U.S. Food and Drug Administration ("FDA") approvals to begin clinical trials for its products currently in development, the resources required to further develop its marketing and sales capabilities if and when those products gain approval, the resources required for any additional expansion of its corporate headquarters and manufacturing facilities, and the extent to which the Company's products generate market acceptance and demand. There can be no assurance the Company will not require additional financing or will not seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet future requirements. These additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

On March 30, 2001, HMP sold the IFM assets to a wholly owned subsidiary of LeMaitre, formerly Vascutech, Inc., and the remaining portion of the Company's note receivable from HMP was assumed by the LeMaitre subsidiary. The assumed note is guaranteed by LeMaitre. On April 2, 2001 the Company received a scheduled $1.0 million principal payment from LeMaitre, in accordance with the terms of the assumed note.


Forward-Looking Statements

This Form 10-Q for the three months ended March 31, 2001 includes statements that look forward in time or that express management's beliefs, expectations or hopes regarding future occurrences. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These future events may not occur when expected, if at all, and are subject to various risks and uncertainties. Such risks and uncertainties include the possibility that the Company will be unable to find an investor for its ACT technology through its wholly owned subsidiary AuraZyme Pharmaceutical, Inc.; that new technologies will not perform as indicated; that future clinical test results will prove less encouraging than current results; that regulatory submissions will not be ready when planned or anticipated regulatory approvals will not be obtained on a timely basis, if at all; that product offerings will not be accepted by surgeons; that changes will occur in government regulation of the Company's business, the Company's competitive position, the availability of tissue for implant, the status of the Company's products under development, the protection of the Company's proprietary technology and the reimbursement of health care costs by third-party payors; and there can be no assurance that the results and developments anticipated by the Company will be realized or that they will have the expected consequences to or effects on the Company or its business or operations. See the "Business-Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a more detailed discussion of factors which might affect the Company's future performance.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents of $10.0 million and short-term investments in municipal obligations of $13.9 million as of March 31, 2001 as well as interest paid on its debt. At May 8, 2001, approximately $8 million of the Company's debt charged interest at a variable rate. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains a portion (approximately $4 million at May 8, 2001) of its debt as fixed rate in nature. Due to the timing of the conversion of the Line Agreement for construction of the Company's corporate headquarters and manufacturing facilities, an additional $4 million of the $8 million variable rate debt will convert to a fixed rate in the second quarter of 2001. As a result, the Company is also subject to a risk that interest rates will decrease and the Company may be unable to refinance its debt.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other information.
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibit index can be found below.

Exhibit
Number    Description
-------   -----------

3.1 Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

3.2 ByLaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

3.3 Articles of Amendment to the Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form Form 10-K for the fiscal year ended December 31, 2000).

4.1 Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).)

10.1 Employment Agreement, by and between the Company and Sidney B. Ashmore, dated September 9, 1996.

10.2+ Assignment and Assumption Agreement, dated March 30, 2001, by and among Horizon, Vascutech, and IFM.

10.3 Assignment of Sublease, dated March 30, 2001, by and among Horizon, Vascutech, and IFM.

10.4      Security  Agreement,  dated March 30,  2001,  by Vascutech in favor of
          IFM.

+ In accordance with Item 601(b)(2) of Regulation S-K, the exhibits have been omitted and a list of exhibits is at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted exhibits to the Commission upon request.

          (b) None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CRYOLIFE, INC.
                                  (Registrant)

May 11, 2000                      /s/ DAVID ASHLEY LEE
------------------                ----------------------------------
DATE                              DAVID ASHLEY LEE
                                  Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and
                                  Accounting Officer)






                                       13
1359181v1