Form 10-Q
period 2001-06-30
CRYOLIFE INC
filed 2001-08-14
CIK 784199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001
                         Commission File Number 0-21104

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


YES   X    NO ____
    -----

The number of shares of common stock, par value $0.01 per share, outstanding on August 9, 2001 was 18,814,320.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                    SUMMARY CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                        Three Months Ended                      Six Months Ended
                                                            June 30,                                June 30,
                                                --------------------------------        ------------------------------------
                                                2001                 2000               2001                 2000
                                                --------------------------------        ------------------------------------
                                                        (Unaudited)                               (Unaudited)

Revenues:
 Preservation services and products             $   21,554          $  19,305           $   42,761           $  38,786
 Research grants and licenses                          143                149                  368                 291
                                                 -------------------------------        ------------------------------------
                                                    21,697             19,454               43,129              39,077
Costs and expenses:
 Cost of preservation services and products          9,120              8,313               18,225              17,462
 General, administrative and marketing               8,120              7,422               16,279              14,500
 Research and development                            1,286              1,165                2,372               2,494
 Interest expense                                       16                 96                   16                 161
 Interest income                                      (576)              (410)              (1,138)               (787)
 Other income, net                                      (5)               (91)                  (5)               (106)
                                                --------------------------------        ------------------------------------
                                                    17,961             16,495               35,749              33,724
                                                --------------------------------        ------------------------------------
Income before income taxes                           3,736              2,959                7,380               5,353
Income tax expense                                   1,196                980                2,362               1,770
                                                --------------------------------        ------------------------------------
Net income                                      $    2,540          $   1,979           $    5,018           $   3,583
                                                ================================        ====================================

Earnings per share:
            Basic                               $     0.14          $    0.11           $     0.27           $    0.19
                                                ================================        ====================================
            Diluted                             $     0.13          $    0.10           $     0.26           $    0.19
                                                ================================        ====================================
Weighted average shares outstanding:
            Basic                                   18,780             18,516               18,761              18,438
                                                ================================        ====================================
            Diluted                                 19,622             19,011               19,575              18,918
                                                ================================        ====================================


      See accompanying notes to summary consolidated financial statements.



Item 1. Financial Statements

                                 CRYOLIFE, INC.
                       SUMMARY CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                          June 30,                December 31,
                                                                          2001                    2000
                                                                        --------------------------------------------
                                                                        (Unaudited)

ASSETS
Current Assets:
      Cash and cash equivalents                                         $   16,789              $   17,480
      Marketable securities, at market                                      20,552                  21,234
      Receivables, net                                                      13,763                  12,739
      Note receivable, net                                                     750                   1,833
      Deferred preservation costs, net                                      21,443                  20,311
      Inventories                                                            4,915                   3,994
      Prepaid expenses and other assets                                      1,707                     893
      Deferred income taxes                                                    565                     674
                                                                        --------------------------------------------
        Total current assets                                                80,484                  79,158
                                                                        --------------------------------------------
Property and equipment, net                                                 32,885                  25,579
Goodwill, net                                                                1,447                   1,495
Patents, net                                                                 2,651                   2,540
Other, net                                                                   2,220                   1,780
Note receivable, net                                                           121                     643
Deferred income taxes                                                          333                     814
                                                                        --------------------------------------------
      TOTAL ASSETS                                                      $  120,141              $  112,009
                                                                        ============================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                  $   1,564               $    2,914
      Accrued expenses                                                      1,926                    1,054
      Accrued procurement fees                                              5,284                    3,537
      Accrued compensation                                                  1,956                    2,097
      Income taxes payable                                                    352                      ---
      Current maturities of capital lease obligations                         180                      173
      Current maturities of long-term debt                                  1,850                      934
      Convertible debenture                                                 4,393                      ---
                                                                        --------------------------------------------
  Total current liabilities                                                17,505                   10,709
                                                                        --------------------------------------------
Capital lease obligations, less current maturities                          1,269                    1,361
Bank loans                                                                  6,267                    6,151
Convertible debenture                                                         ---                    4,393
                                                                        --------------------------------------------
      Total liabilities                                                    25,041                   22,614
                                                                        --------------------------------------------
Shareholders' equity:
      Preferred stock                                                         ---                      ---
      Common stock (issued 20,143 shares in 2001 and
        20,077 shares in 2000)                                                201                      201
      Additional paid-in capital                                           65,804                   64,936
      Retained earnings                                                    36,398                   31,381
      Deferred compensation                                                   (39)                     (45)
      Accumulated other comprehensive income                               (1,061)                  (1,088)
      Less:  Treasury stock at cost (1,348 shares in 2001 and
      1,356 shares in 2000)                                                (6,203)                  (5,990)
                                                                        --------------------------------------------
          Total shareholders' equity                                       95,100                   89,395
                                                                        --------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 120,141               $  112,009
                                                                        ============================================

      See accompanying notes to summary consolidated financial statements.



Item 1. Financial Statements

                                 CRYOLIFE, INC.
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                        --------------------------------------------
                                                                           2001                    2000
                                                                        --------------------------------------------
                                                                                    (Unaudited)

Net cash from operating activities:
      Net income                                                        $    5,018              $    3,583
Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                       2,169                   1,590
         Provision for doubtful accounts                                        47                      48
         Deferred income taxes                                                (338)                    558
         Tax effect of nonqualified option exercises                           114                     ---
         Changes in operating assets and liabilities:
              Receivables                                                   (1,645)                   (325)
              Deferred preservation costs and inventories                   (2,053)                 (2,104)
              Prepaid expenses and other assets                               (814)                   (135)
              Accounts payable and accrued expenses                          1,815                   2,145
                                                                        --------------------------------------------
         Net cash flows provided by operating activities                     4,313                   5,360
                                                                        --------------------------------------------

Net cash flows from investing activities:
      Capital expenditures                                                  (9,280)                 (3,284)
      Other assets                                                             (49)                    (83)
      Purchases of marketable securities                                    (9,307)                   (259)
      Sales and maturities of marketable securities                         10,664                     102
      Proceeds from note receivable                                          1,605                     ---
                                                                        --------------------------------------------
      Net cash flows used in investing activities                           (6,367)                 (3,524)
                                                                        --------------------------------------------

Net cash flows from financing activities:
      Principal payments of debt                                              (133)                    (37)
      Proceeds from debt issuance                                            1,165                     ---
      Payment of obligations under capital leases                              (85)                    (99)
      Purchase of treasury stock                                               ---                    (612)
      Proceeds from exercise of stock options and
       issuance of common stock                                                540                     846
                                                                        --------------------------------------------
      Net cash provided by financing activities                              1,487                      98
                                                                        --------------------------------------------
(Decrease) Increase in cash                                                   (567)                  1,934
Effect of exchange rate changes on cash                                       (124)                    (14)
Cash and cash equivalents, beginning of period                              17,480                   6,128
                                                                        --------------------------------------------
Cash and cash equivalents, end of period                                $   16,789              $    8,048
                                                                        ============================================


      See accompanying notes to summary consolidated financial statements.



                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year balances have been reclassified to conform to the 2001 presentation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife, Inc. ("CryoLife" or the "Company") Form 10-K for the year ended December 31, 2000.

NOTE 2 - INVESTMENTS

The Company maintains cash equivalents and investments in several large well-capitalized financial institutions, and the Company's policy disallows investment in any securities rated less than "investment-grade" by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading, and marketable equity securities not classified as trading, are classified as available-for-sale. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At June 30, 2001 all marketable equity securities and debt securities held by the Company were designated as available-for-sale.

Total gross realized gains on sales of available-for-sale securities were zero for the three month and six month periods ended June 30, 2001 and 2000. As of June 30, 2001 differences between cost and market of a $1.1 million loss (less deferred taxes of $366,000) were included in accumulated other comprehensive income.

At June 30, 2001 and December 31, 2000, approximately $9.3 million and $4.9 million, respectively, of debt securities with original maturities of 90 days or less at their acquisition dates were included in cash and cash equivalents. At June 30, 2001 and December 31, 2000, approximately $11.7 million and $8.3 million of investments, respectively, matured within 90 days, $3.0 million and zero investments, respectively, had a maturity date between 90 days and 1 year and approximately $16.0 million and $21.2 million of investments, respectively, matured in more than one year.

NOTE 3 - INVENTORIES

Inventories are comprised of the following (in thousands):

                                                        June 30,                December 31,
                                                          2001                      2000
                                                       ------------------------------------------------
                                                       (Unaudited)

Raw materials                                          $     1,953              $      1,796
Work-in-process                                                761                       405
Finished goods                                               2,201                     1,793
                                                       ------------------------------------------------
                                                       $     4,915              $      3,994
                                                       ================================================


NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):




                                                               Three Months Ended                       Six Months Ended
                                                                    June 30,                                June 30,
                                                       ------------------------------------     ---------------------------------
                                                            2001              2000                   2001              2000
                                                       ------------------------------------     ---------------------------------
                                                               (Unaudited)                             (Unaudited)

Numerator for basic and diluted earnings
      per share - income available to
      common shareholders                              $    2,540             $  1,979          $     5,018           $  3,583
                                                       ====================================     =================================

Denominator for basic earnings per share -
      weighted-average basis                               18,780               18,516               18,761             18,438
Effect of dilutive stock options                              842                  495                  814                480
                                                       --------------------------------------------------------------------------
Denominator for diluted earnings per share -
      adjusted weighted-average shares                     19,622               19,011               19,575             18,918
                                                       ==========================================================================

Earnings per share:
      Basic                                            $     0.14             $   0.11          $      0.27           $   0.19
                                                       ====================================     =================================
      Diluted                                          $     0.13             $   0.10          $      0.26           $   0.19
                                                       ====================================     =================================



NOTE 5 - DEBT

On April 25, 2000 the Company entered into a loan agreement, permitting the Company to borrow up to $8 million under a line of credit during the expansion of the Company's corporate headquarters and manufacturing facilities. A commitment fee of $20,000 was paid when the Company entered into the loan agreement. Borrowings under the line of credit accrued interest equal to Adjusted LIBOR plus 2% adjusted monthly.

On June 1, 2001, the line of credit was converted to a term loan (the "Term Loan") to be paid in 60 equal monthly installments of principal plus interest computed at Adjusted LIBOR plus 1.5%. The Term Loan contains certain restrictive covenants including, but not limited to, maintenance of certain financial ratios and a minimum tangible net worth requirement, and is secured by substantially all of the Company's assets.

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

Upon adoption of SFAS 133 in 2001, the Company recorded a pre-tax unrealized loss of approximately $175,000 related to an interest rate swap, which was recorded as part of long-term liabilities and accumulated other comprehensive income. The interest rate swap is described below. The reclassification of any gains or losses associated with the interest rate swap into the consolidated income statement is anticipated to occur upon the various maturity dates of the interest rate swap agreement, which expires in 2006.

The Company's Term Loan accrues interest at a variable rate based on Adjusted LIBOR. This exposes the Company to ongoing interest rate fluctuations. On March 16, 2000, the Company entered into a forward-starting interest rate swap agreement with a notional amount of $4 million. This swap agreement took effect on June 1, 2001. The agreement was designated as a cash flow hedge to effectively convert a portion of the $8 million Term Loan principle balance to a fixed rate basis, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate interest amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amounts. The differential is paid or received monthly, and is recognized as an adjustment to interest expense.


NOTE 7 - COMPREHENSIVE INCOME

Comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments, which qualify for hedge accounting. The following is a reconciliation of net income to comprehensive income (in thousands):



                                                             Three Months Ended                   Six Months Ended
                                                                June 30,                               June 30,
                                                        -----------------------------        --------------------------------
                                                        2001              2000                2001              2000
                                                        -----------------------------        --------------------------------
                                                             (Unaudited)                             (Unaudited)

Net income                                              $   2,540      $    1,979            $  5,018         $    3,583
Cumulative effect of adoption of
   SFAS 133, net of income taxes                              ---             ---                (116)               ---
Change in fair value of interest rate
   swaps, net of income taxes                                   5             ---                 (42)               ---
Translation adjustment                                       (121)            (14)               (124)               (14)
Unrealized gains (losses) on marketable
      equity securities, net of income taxes                  115              24                 309                (64)
                                                        -----------------------------------------------------------------------
Comprehensive income                                    $   2,539      $    1,989            $  5,045         $    3,505
                                                        =======================================================================




NOTE 8 - ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which is effective July 1, 2001, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for the Company on January 1, 2002. SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and certain other intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS- 142.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues increased 12% to $21.7 million for the three months ended June 30, 2001 from $19.5 million for the same period in 2000. Revenues increased 10% to $43.1 million for the six months ended June 30, 2001 from $39.1 million for the six months ended June 30, 2000. The increase in revenues for the three month and six month periods ended June 30, 2001 was primarily due to growth in the Company's human vascular and connective tissue cryopreservation businesses and increased sales of BioGlue surgical adhesive, partially offset by the elimination of IFM sales due to the sale of the remaining assets of IFM and a decrease in heart valve revenues.

Revenues from human heart valve and conduit cryopreservation services decreased 5% to $7.2 million for the three months ended June 30, 2001 from $7.6 million for the three months ended June 30, 2000, representing 33% and 39%, respectively, of total revenues during each such period. Revenues from human heart valve and conduit cryopreservation services decreased 7% to $14.1 million for the six months ended June 30, 2001 from $15.2 million for the six months ended June 30, 2000, representing 33% and 39%, respectively, of total revenues during each such period. The decrease in revenues for the three month and six month periods ended June 30, 2001 was due to a decrease in the number of allograft heart valve shipments of 5% and 9%, respectively, due to a decrease in procurement of hearts year to year, partially offset by higher fees received for SynerGraft treated human heart valves.

Revenues from human vascular tissue cryopreservation services increased 10% to $6.0 million for the three months ended June 30, 2001 from $5.5 million for the three months ended June 30, 2000, representing 28% of total revenues during each such period. Revenues from human vascular tissue cryopreservation services increased 12% to $12.4 million for the six months ended June 30, 2001 from $11.1 million for the six months ended June 30, 2000, representing 29% and 28%, respectively, of total revenues during each such period. The increase in revenues for the three month and six month periods ended June 30, 2001 was due to an increase in the number of vascular allograft shipments of 9% and 12%, respectively. The increase in shipments during these periods was primarily due to the Company's ability to procure greater amounts of tissue, and due to an increase in demand for saphenous vein composite grafts and femoral artery grafts.

Revenues from human connective tissue for the knee cryopreservation services increased 42% to $5.6 million for the three months ended June 30, 2001 from $3.9 million for the three months ended June 30, 2000, representing 26% and 20%, respectively, of total revenues during each such period. Revenues from human connective tissue for the knee cryopreservation services increased 38% to $10.8 million for the six months ended June 30, 2001 from $7.8 million for the six months ended June 30, 2000, representing 25% and 20%, respectively, of total revenues during each such period. This increase in revenues for the three month and six month periods ended June 30, 2001 was primarily due to an increase in the number of allograft shipments of 32% and 29%, respectively, price increases for cryopreservation services in domestic and Canadian markets, and a more favorable product mix. The increase in shipments of osteoarticular grafts and non-bone tendons during these periods was primarily due to the Company's continuing strong orthopaedic allograft tissue procurement, and due to increasing acceptance of these tissues in the orthopaedic surgeon community.

Revenues from the sale of BioGlue surgical adhesive increased 76% to $2.6 million for the three months ended June 30, 2001 from $1.5 million for the three months ended June 30, 2000, representing 12% and 8%, respectively, of total revenues during each such period. Revenues from the sale of BioGlue surgical adhesive increased 94% to $5.1 million for the six months ended June 30, 2001 from $2.6 million for the six months ended June 30, 2000, representing 12% and 7%, respectively, of total revenues during each such period. The increase in revenues for the three month and six month periods ended June 30, 2001 is due to an increase in the milliliters of BioGlue shipped of 70% and 79%, respectively. The increase in shipments was primarily due to increasing acceptance of BioGlue in international markets for use in vascular and pulmonary repairs, and increased acceptance domestically following the January 2000 introduction of BioGlue pursuant to a Humanitarian Use Device Exemption ("HDE") for use as an adjunct in the repair of acute thoracic aortic dissections.

Revenues from bioprosthetic cardiovascular devices decreased 19% to $158,000 for the three months ended June 30, 2001 from $196,000 for the three months ended June 30, 2000, representing 1% of total revenues during each such period. Revenues from bioprosthetic cardiovascular devices decreased 16% to $356,000 for the six months ended June 30, 2001 from $423,000 for the six months ended June 30, 2000, representing 1% of total revenues during each such period. This decrease in revenues is primarily due to the Company's focus on the start-up of the SynerGraft bioprosthetic heart valve manufacturing process, which adversely impacted its ability to manufacture other bioprosthetic cardiovascular devices.

Revenues from IFM decreased to zero in the three month and six month periods ended June 30, 2001 from $608,000 and $1.7 million, respectively, for the three month and six month periods ended June 30, 2000. The decrease is due to the October 9, 2000 sale of substantially all of the remaining assets of IFM to HMP.

Grant revenues decreased to $143,000 for the three months ended June 30, 2001 from $149,000 for the three months ended June 30, 2000. Grant revenues increased to $368,000 for the six months ended June 30, 2001 from $291,000 for the six months ended June 30, 2000. Grant revenues are primarily attributable to the SynerGraft research and development programs.

Cost of cryopreservation services and products aggregated increased 10% to $9.1 million for the three months ended June 30, 2001 from $8.3 million for the three months ended June 30, 2000, representing 42% and 43%, respectively, of total cryopreservation and product revenues for each period. Cost of cryopreservation services and products aggregated increased 4% to $18.2 million for the six months ended June 30, 2001 from $17.5 million for the six months ended June 30, 2000, representing 43% and 45%, respectively, of total cryopreservation and product revenues for each period. The decrease in the 2001 cost of cryopreservation services and products as a percentage of revenues is due to an increase in revenues from BioGlue surgical adhesive, which carries higher gross margins than cryopreservation services, as well as the termination of the IFM OEM contract with HMP, which had significantly lower margins than the Company's core businesses.

General, administrative, and marketing expenses increased 9% to $8.1 million for the three months ended June 30, 2001, compared to $7.4 million for the three months ended June 30, 2000, representing 38% of total cryopreservation and product revenues during each such period. General, administrative, and marketing expenses increased 12% to $16.3 million for the six months ended June 30, 2001, compared to $14.5 million for the six months ended June 30, 2000, representing 38% and 37%, respectively, of total cryopreservation and product revenues during each such period. The increase in expenditures for the three months ended June 30, 2001 was primarily due to an increase in marketing and general expenses to support revenue growth. The increase in expenditures for the six month period ended June 30, 2001 was primarily due to the inclusion of six full months of operations of CryoLife Europa, Ltd., the Company's European headquarters established in early 2000, and due to an increase in marketing and general expenses to support revenue growth.

Research and development expenses increased 10% to $1.3 million for the three months ended June 30, 2001, compared to $1.2 million for the three months ended June 30, 2000, representing 6% of total cryopreservation and product revenues for each such period. Research and development expenses decreased 5% to $2.4 million for the six months ended June 30, 2001, compared to $2.5 million for the six months ended June 30, 2000, representing 6% of total cryopreservation and product revenues for each such period. Research and development spending relates principally to the Company's ongoing human clinical trials for its BioGlue surgical adhesive, and to its focus on its SynerGraft and BioGlue technologies.

Interest income, net of interest expense, was $560,000 and $314,000 for the three months ended June 30, 2001 and 2000, respectively. Interest income, net of interest expense, was $1.1 million and $626,000 for the six months ended June 30, 2001 and 2000, respectively. This increase in interest income was due primarily to the increase in cash generated from operations during the three month and six month periods ended June 30, 2001 and the year ended December 31, 2000.

The effective income tax rate was 32% and 33% for the three and six months ended June 30, 2001 and 2000, respectively.

SEASONALITY

The demand for the Company's human heart valve and conduit cryopreservation services is seasonal, with peak demand generally occurring in the second and third quarters. Management believes this trend for human heart valve and conduit cryopreservation services is primarily due to the high number of surgeries scheduled during the summer months. However, the demand for the Company's human connective tissue for the knee cryopreservation services, human vascular tissue cryopreservation services, bioprosthetic cardiovascular devices, and BioGlue surgical adhesive does not appear to experience seasonal trends.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, net working capital was $67.4 million, with a current ratio of 6 to 1, compared to $68.4 million at December 31, 2000. The Company's primary capital requirements arise out of general working capital needs, capital expenditures for facilities and equipment and funding of research and development projects. The Company historically has funded these requirements through bank credit facilities, cash generated by operations and equity offerings.

Net cash provided by operating activities was $4.3 million for the six months ended June 30, 2001, as compared to $5.4 million for the six months ended June 30, 2000. This decrease in cash provided was primarily due to an increase in working capital requirements due to sales growth, expansion of product lines, and construction on the Company's corporate headquarters and manufacturing facilities, largely offset by an increase in net income before depreciation and taxes.

Net cash used in investing activities was $6.4 million for the six months ended June 30, 2001, as compared to $3.5 million for the six months ended June 30, 2000. This increase in cash used was primarily due to an increase in capital expenditures related to the expansion and renovation of the Company's corporate headquarters and manufacturing facilities, partially offset by an increase in proceeds from sales and maturities of marketable securities, net of purchases, and by the proceeds from the Company's note receivable.

Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2001, as compared to $0.1 million for the six months ended June 30, 2000. This increase was primarily attributable to proceeds from issuance of debt under the Term Loan of $1.2 million in the current year and the lack of treasury stock repurchases during the six months ended June 30, 2001 as compared to the prior year period, partially offset by principle payments on the Term Loan and a decrease in proceeds from stock option exercises.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which is effective July 1, 2001, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for the Company on January 1, 2002. SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS- 142.

Since October 1998, management has been seeking to enter into a corporate collaboration or to complete a potential private placement of equity or equity-oriented securities to fund the commercial development of its Activation Control Technology ("ACT") technology. This technology is now held by CryoLife's wholly owned subsidiary AuraZyme Pharmaceuticals, Inc., which was formed on March 13, 2001. This strategy, if successful, will allow an affiliated entity to fund the ACT technology and should expedite the commercial development of its oncology, blood clot dissolving and surgical sealant product applications without additional research and development expenditures by the Company (other than through the affiliated company). This strategy, if successful, will favorably impact the Company's liquidity going forward.

The Company anticipates that current cash and marketable securities, cash generated from operations and its $10 million of bank facilities (of which approximately $8 million was drawn as of August 9, 2001) will be sufficient to meet its operating and development needs for at least the next 12 months, including the expansion and renovation of the Company's corporate headquarters and manufacturing facilities. However, the Company's future liquidity and capital requirements beyond that period will depend upon numerous factors, including the timing of the Company's receipt of U.S. Food and Drug
Administration ("FDA") approvals to begin clinical trials for its products currently in development, the resources required to further develop its marketing and sales capabilities if and when those products gain approval, the resources required for any additional expansion of its corporate headquarters and manufacturing facilities, and the extent to which the Company's products generate market acceptance and demand. There can be no assurance the Company will not require additional financing or will not seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet future requirements. These additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents of $10.2 million and short-term investments in municipal obligations of $12.7 million as of June 30, 2001 as well as interest paid on its debt. At August 9, 2001, approximately $4 million of the Company's debt charged interest at a variable rate. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains a portion (approximately $8 million at August 9, 2001) of its debt as fixed rate in nature. As a result, the Company is also subject to a risk that interest rates will decrease and the Company may be unable to refinance its debt.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.
            None

Item 2. Changes in Securities.
            None

Item 3. Defaults Upon Senior Securities.
            Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
     (a)  The Annual Meeting of Shareholders was held on May 17, 2001.

     (b) Management's nominees for director were elected at the meeting by the holders of common stock. The election was uncontested.

          The  following  table shows the  results of voting in the  election of
          Directors:



                                                                Shares Voted For                Authority Withheld
                        Steven G. Anderson                        17,628,756                        62,215
                        John M. Cook                              18,244,180                        46,791
                        Ronald C. Elkins, M.D.                    18,059,592                        46,391
                        Virginia C. Lacy                          18,124,380                       166,591
                        Ronald D. McCall, Esq.                    18,238,053                        52,378
                        Alexander C. Schwartz, Jr.                18,236,106                        54,865
                        Bruce J. Van Dyne, M.D.                   18,240,030                        50,941


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

August 9, 2001                                /s/ DAVID ASHLEY LEE
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