Form 10-Q
period 2001-09-30
CRYOLIFE INC
filed 2001-11-14
CIK 784199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001
                         Commission File Number 0-21104

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

YES   X    NO ____
    -----

The number of shares of common stock, par value $0.01 per share, outstanding on November 14, 2001 was 18,875,051.

Part I - FINANCIAL INFORMATION
Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                    SUMMARY CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                 September 30,
                                                 --------------------------     --------------------------
                                                     2001            2000           2001           2000
                                                 --------------------------     --------------------------
                                                          (Unaudited)                    (Unaudited)

Revenues:
 Preservation services and products              $    22,337    $    19,429     $   65,098     $    58,215
 Research grants and licenses                            230             95            598             386
                                                 --------------------------     --------------------------
                                                      22,567         19,524         65,696          58,601
Costs and expenses:
 Cost of preservation services and products            9,384          8,288         27,609          25,751
 General, administrative and marketing                 8,290          7,000         24,569          21,499
 Research and development                              1,232          1,211          3,604           3,705
 Interest expense                                         37             75             53             236
 Interest income                                        (449)          (526)        (1,587)         (1,313)
 Other expense (income), net                             114             33            109             (73)
                                                 --------------------------     ---------------------------
                                                      18,608         16,081         54,357          49,805
                                                 --------------------------     --------------------------
Income before income taxes                            3,959           3,443         11,339           8,796
Income tax expense                                     1,267          1,135          3,629           2,906
                                                 --------------------------     --------------------------
Net income                                       $     2,692    $     2,308     $    7,710     $     5,890
                                                 ==========================     ==========================

Earnings per share:
         Basic                                   $      0.14    $      0.12     $     0.41     $      0.32
                                                 ==========================     ==========================
         Diluted                                 $      0.14    $      0.12     $     0.39     $      0.31
                                                 ==========================     ==========================
Weighted average shares outstanding:
         Basic                                        18,832         18,606         18,785          18,492
                                                 ==========================     ==========================
         Diluted                                      19,771         19,253         19,635          19,031
                                                 ==========================     ==========================


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements
                                 CRYOLIFE, INC.
                       SUMMARY CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          September 30,       December 31,
                                                                               2001             2000
                                                                       -----------------------------------
ASSETS                                                                      (Unaudited)

Current Assets:
     Cash and cash equivalents                                         $        10,971    $         17,480
     Marketable securities, at market                                           25,422              21,234
     Receivables, net                                                           15,585              12,739
     Note receivable, net                                                          529               1,833
     Deferred preservation costs, net                                           22,516              20,311
     Inventories                                                                 5,535               3,994
     Prepaid expenses and other assets                                           1,693                 893
     Deferred income taxes                                                         597                 674
                                                                       -----------------------------------
       Total current assets                                                     82,848              79,158
                                                                       -----------------------------------
Property and equipment, net                                                     32,769              25,579
Goodwill, net                                                                    1,423               1,495
Patents, net                                                                     2,737               2,540
Other, net                                                                       2,635               2,423
Note receivable, net                                                               101                 643
Deferred income taxes                                                               65                 171
                                                                       -----------------------------------
     TOTAL ASSETS                                                      $       122,578    $        112,009
                                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                  $         1,006    $          2,914
     Accrued expenses                                                            1,255                 767
     Accrued procurement fees                                                    5,363               3,537
     Accrued compensation                                                        2,209               2,097
     Current maturities of capital lease obligations                               184                 173
     Current maturities of long-term debt                                        1,600                 934
     Convertible debenture                                                       4,393                 ---
                                                                       -----------------------------------
   Total current liabilities                                                    16,010              10,422
                                                                       -----------------------------------
Capital lease obligations, less current maturities                               1,222               1,361
Bank loans                                                                       6,000               6,151
Convertible debenture                                                              ---               4,393
Other long-term liabilities                                                        780                 287
                                                                       -----------------------------------
     Total liabilities                                                          24,012              22,614
                                                                       -----------------------------------
Shareholders' equity:
     Preferred stock                                                               ---                 ---
     Common stock (issued 20,172 shares in 2001 and
       20,077 shares in 2000)                                                      202                 201
     Additional paid-in capital                                                 66,341              64,936
     Retained earnings                                                          39,091              31,381
     Deferred compensation                                                         (36)                (45)
     Accumulated other comprehensive income                                       (981)             (1,088)
     Less:  Treasury stock at cost (1,307 shares in 2001 and
       1,356 shares in 2000)                                                    (6,051)             (5,990)
                                                                       -----------------------------------
          Total shareholders' equity                                            98,566              89,395
                                                                       -----------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $       122,578    $        112,009
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                Nine Months Ended
                                                                                 September 30,
                                                                       -----------------------------------
                                                                              2001             2000
                                                                       -----------------------------------
                                                                                  (Unaudited)

Net cash from operating activities:
     Net income                                                        $         7,710    $          5,890
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                             3,294               2,467
       Provision for doubtful accounts                                              72                  72
       Deferred income taxes                                                       155                 491
       Tax effect of nonqualified option exercises                                 179                 ---
        Changes in operating assets and liabilities:
          Receivables                                                           (2,821)               (240)
          Income Taxes                                                             (97)                ---
          Deferred preservation costs and inventories                           (3,746)             (3,230)
          Prepaid expenses and other assets                                       (800)               (236)
          Accounts payable and accrued expenses                                    671               3,331
                                                                       -----------------------------------
       Net cash flows provided by operating activities                           4,617               8,545
                                                                       -----------------------------------

Net cash flows from investing activities:
     Capital expenditures                                                       (9,856)             (6,730)
     Other assets                                                                 (956)               (142)
     Purchases of marketable securities                                        (20,254)             (1,326)
     Sales and maturities of marketable securities                              16,489               2,059
     Proceeds from note receivable                                               1,846                 ---
                                                                       -----------------------------------
     Net cash flows used in investing activities                               (12,731)             (6,139)
                                                                       -----------------------------------

Net cash flows from financing activities:
     Principal payments of debt                                                   (650)                ---
     Proceeds from borrowings on bank line of credit                             1,165               4,223
     Payment of obligations under capital leases                                  (128)               (139)
     Purchase of treasury stock                                                    ---                (612)
     Proceeds from exercise of stock options and
         issuance of common stock                                                1,166               1,501
                                                                       -----------------------------------
     Net cash provided by financing activities                                   1,553               4,973
                                                                       -----------------------------------
(Decrease) Increase in cash                                                     (6,561)              7,379
Effect of exchange rate changes on cash                                             52                 (18)
Cash and cash equivalents, beginning of period                                  17,480               6,128
                                                                       -----------------------------------
Cash and cash equivalents, end of period                               $        10,971    $         13,489
                                                                       ===================================


See accompanying notes to summary consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year balances have been reclassified to conform to the 2001 presentation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife, Inc. ("CryoLife" or the "Company") Form 10-K for the year ended December 31, 2000.


Note 2 - Investments

The Company maintains cash equivalents and investments in several large well-capitalized financial institutions, and the Company's policy disallows investment in any securities rated less than "investment-grade" by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading, and marketable equity securities not classified as trading, are classified as available-for-sale. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At September 30, 2001 all marketable equity securities and debt securities held by the Company were designated as available-for-sale.

Total gross realized gains on sales of available-for-sale securities were zero for the three month and nine month periods ended September 30, 2001 and 2000. As of September 30, 2001 differences between cost and market of a $1.1 million loss (less deferred taxes of $381,000) were included in accumulated other comprehensive income.

At September 30, 2001 and December 31, 2000, approximately $5.5 million and $4.9 million, respectively, of debt securities with original maturities of 90 days or less at their acquisition dates were included in cash and cash equivalents. At September 30, 2001 and December 31, 2000, approximately $5.6 million and $8.3 million of investments, respectively, matured within 90 days, $5.0 million and zero investments, respectively, had a maturity date between 90 days and 1 year and approximately $20.4 million and $21.2 million of investments, respectively, matured in more than one year.

Note 3 - Inventories

Inventories are comprised of the following (in thousands):

                                     September 30,     December 31,
                                         2001              2000
                                  -----------------------------------
                                      (Unaudited)

Raw materials                     $         1,795    $          1,796
Work-in-process                             1,173                 405
Finished goods                              2,567               1,793
                                  -----------------------------------
                                  $         5,535    $          3,994
                                  ===================================


Note 4 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                      Three Months Ended              Nine Months Ended
                                                          September 30,                September 30,
                                                 ---------------------------------------------------------
                                                        2001         2000            2001         2000
                                                 --------------------------     --------------------------
                                                          (Unaudited)                   (Unaudited)

Numerator for basic and diluted earnings
     per share - income available to
     common shareholders                         $     2,692    $     2,308     $    7,710       $5,890
                                                 ==========================     =======================

Denominator for basic earnings per share -
     weighted-average basis                           18,832         18,606         18,785          18,492
Effect of dilutive stock options                         939            647            850             539
                                                 --------------------------     --------------------------
Denominator for diluted earnings per share -
     adjusted weighted-average shares                 19,771         19,253         19,635          19,031
                                                 ==========================     ==========================

Earnings per share:
     Basic                                       $      0.14    $      0.12     $     0.41     $      0.32
                                                 ==========================     ==========================
     Diluted                                     $      0.14    $      0.12     $     0.39     $      0.31
                                                 ==========================     ==========================


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

The Company's Term Loan accrues interest at a variable rate based on Adjusted LIBOR. This exposes the Company to ongoing interest rate fluctuations. On March 16, 2000, the Company entered into a forward-starting interest rate swap agreement with a notional amount of $4 million. This swap agreement took effect on June 1, 2001. The agreement was designated as a cash flow hedge to effectively convert a portion of the $8 million Term Loan principal balance to a fixed rate basis, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate interest amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amounts. The differential is paid or received monthly and is recognized as an adjustment to interest expense.


Note 7 - Comprehensive Income

Comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments, which qualify for hedge accounting. The following is a reconciliation of net income to comprehensive income (in thousands):

                                                      Three Months Ended              Nine Months Ended
                                                          September 30,               September 30,
                                                 ---------------------------------------------------------
                                                        2001         2000           2001         2000
                                                 --------------------------     --------------------------
                                                          (Unaudited)                   (Unaudited)

Net income                                       $     2,692    $     2,308     $    7,710     $     5,890
Cumulative effect of adoption of
   SFAS 133, net of income taxes                         ---            ---           (116)            ---
Change in fair value of interest rate
   swaps, net of income taxes                            (67)           ---           (109)            ---
Translation adjustment                                   176             (4)            52             (18)
Unrealized gains (losses) on marketable
     equity securities, net of income taxes              (29)            48            280             (16)
                                                 --------------------------     ---------------------------
Comprehensive income                             $     2,772    $     2,352     $    7,817     $     5,856
                                                 ==========================     ==========================


Note 8 - Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which became effective July 1, 2001; Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for the Company on January 1, 2002; and Statement of Financial Accounting

Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for the Company on January 1, 2003. SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and certain other intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS 142.
SFAS 143 addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company has determined the adoption of SFAS 143 will not have a material effect on the results of operations or financial position of the Company.

In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for the Company on January 1, 2002. SFAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company does not believe the adoption of SFAS 144 will have a material effect on the results of operations or financial position of the Company.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues increased 16% to $22.6 million for the three months ended September 30, 2001 from $19.5 million for the same period in 2000. Revenues increased 12% to $65.7 million for the nine months ended September 30, 2001 from $58.6 million for the nine months ended September 30, 2000. The increase in revenues for the three month and nine month periods ended September 30, 2001 was primarily due to growth in the Company's human vascular and orthopaedic tissue cryopreservation businesses and increased sales of BioGlue surgical adhesive, partially offset by the elimination of Ideas for Medicine, Inc. ("IFM") sales due to the sale of the remaining assets of IFM.

Revenues from human heart valve and conduit cryopreservation services increased 4% to $8.2 million for the three months ended September 30, 2001 from $7.9 million for the three months ended September 30, 2000, representing 36% and 40%, respectively, of total revenues during each such period. Revenues from human heart valve and conduit cryopreservation services decreased 3% to $22.3 million for the nine months ended September 30, 2001 from $23.1 million for the nine months ended September 30, 2000, representing 34% and 39%, respectively, of total revenues during each such period. The increase in revenues for the three month period ended September 30, 2001 was due to a 4% increase in the number of allograft heart valve shipments over the prior year quarter, as a result of increased demand for SynerGraft treated pulmonary valves and non-valved conduits and patches. The decrease in revenues for the nine month period ended September 30, 2001 was due to a 5% decrease in the number of allograft heart valve shipments over the prior year, as a result of decreased heart procurement year over year, partially offset by higher fees received for processing SynerGraft treated human heart valves.

Revenues from human vascular tissue cryopreservation services increased 19% to $6.2 million for the three months ended September 30, 2001 from $5.2 million for the three months ended September 30, 2000, representing 27% of total revenues during each such period. Revenues from human vascular tissue cryopreservation services increased 15% to $18.6 million for the nine months ended September 30, 2001 from $16.2 million for the nine months ended September 30, 2000, representing 28% of total revenues during each such period. The increase in revenues for the three month and nine month periods ended September 30, 2001 was due to an increase in the number of vascular allograft shipments of 29% and 16%, respectively. The increase in shipments during these periods was primarily due to the Company's ability to procure greater amounts of tissue and an increase in demand for saphenous vein composite grafts and femoral artery grafts.

Revenues from human orthopaedic tissue cryopreservation services increased 34% to $5.3 million for the three months ended September 30, 2001 from $4.0 million for the three months ended September 30, 2000, representing 24% and 20%, respectively, of total revenues during each such period. Revenues from human orthopaedic tissue cryopreservation services increased 37% to $16.1 million for the nine months ended September 30, 2001 from $11.8 million for the nine months ended September 30, 2000, representing 25% and 20%, respectively, of total revenues during each such period. This increase in revenues for the three month and nine month periods ended September 30, 2001 was primarily due to an increase in the number of allograft shipments of 23% and 27%, respectively, price increases for cryopreservation services in domestic and Canadian markets, and a more favorable product mix. The increase in orthopaedic shipments, primarily osteoarticular grafts and non-bone tendons, was due to increases in orthopaedic allograft tissue procurement and increasing acceptance of these tissues in the orthopaedic surgeon community.

Revenues from the sale of BioGlue surgical adhesive increased 46% to $2.4 million for the three months ended September 30, 2001 from $1.7 million for the three months ended September 30, 2000, representing 11% and 9%, respectively, of total revenues during each such period. Revenues from the sale of BioGlue surgical adhesive increased 75% to $7.5 million for the nine months ended

September 30, 2001 from $4.3 million for the nine months ended September 30, 2000, representing 11% and 7%, respectively, of total revenues during each such period. The increase in revenues for the three month and nine month periods ended September 30, 2001 is due to an increase in the milliliters of BioGlue shipped of 37% and 63%, respectively. The increase in shipments was primarily due to increasing acceptance of BioGlue in international markets for use in vascular and pulmonary repairs, and increased acceptance domestically following the January 2000 introduction of BioGlue pursuant to a Humanitarian Use Device Exemption ("HDE") for use as an adjunct in the repair of acute thoracic aortic dissections.

Revenues from bioprosthetic cardiovascular devices decreased 10% to $169,000 for the three months ended September 30, 2001 from $188,000 for the three months ended September 30, 2000, representing 1% of total revenues during each such period. Revenues from bioprosthetic cardiovascular devices decreased 14% to $524,000 for the nine months ended September 30, 2001 from $611,000 for the nine months ended September 30, 2000, representing 1% of total revenues during each such period.

Revenues from IFM decreased to zero in the three and nine month periods ended September 30, 2001 from $.5 million and $2.2 million for the three and nine month periods ended September 30, 2000, respectively. The decrease is due to the October 9, 2000 sale of substantially all of the remaining assets of IFM to Horizon Medical Products, Inc. ("HMP").

Grant revenues increased to $230,000 for the three months ended September 30, 2001 from $95,000 for the three months ended September 30, 2000. Grant revenues increased to $598,000 for the nine months ended September 30, 2001 from $386,000 for the nine months ended September 30, 2000. Grant revenues are primarily attributable to the SynerGraft research and development programs.

Cost of cryopreservation services and products aggregated increased 13% to $9.4 million for the three months ended September 30, 2001 from $8.3 million for the three months ended September 30, 2000, representing 42% and 43%, respectively, of total cryopreservation and product revenues for each such period. Cost of cryopreservation services and products aggregated increased 7% to $27.6 million for the nine months ended September 30, 2001 from $25.8 million for the nine months ended September 30, 2000, representing 42% and 44%, respectively, of total cryopreservation and product revenues for each such period. The decrease in the 2001 cost of cryopreservation services and products as a percentage of total cryopreservation and product revenues is due to a more favorable product mix during 2001. The product mix was impacted by an increase in revenues from BioGlue surgical adhesive, which carries higher gross margins than cryopreservation services, as well as the termination of the IFM OEM contract with HMP, which had significantly lower margins than the Company's core businesses.

General, administrative, and marketing expenses increased 18% to $8.3 million for the three months ended September 30, 2001, compared to $7.0 million for the three months ended September 30, 2000, representing 37% and 36%, respectively, of total revenues during each such period. General, administrative, and marketing expenses increased 14% to $24.6 million for the nine months ended
September 30, 2001, compared to $21.5 million for the nine months ended September 30, 2000, representing 37% of total revenues during each such period. The increase in expenditures for the three months ended September 30, 2001 was primarily due to an increase in marketing and general expenses to support revenue growth. The increase in expenditures for the nine month period ended September 30, 2001 was primarily due to the inclusion of nine full months of operations of CryoLife Europa, Ltd., the Company's European headquarters established in early 2000, and due to an increase in marketing and general expenses to support revenue growth.

Research and development expenses were $1.2 million for the three months ended September 30, 2001 and 2000, representing 5% and 6% of total revenues for each such period. Research and development expenses decreased 3% to $3.6 million for the nine months ended September 30, 2001, compared to $3.7 million for the nine months ended September 30, 2000, representing 5% and 6%, respectively of total revenues for each such period. Research and development spending relates principally to the Company's human clinical trials for its BioGlue surgical adhesive and its focus on SynerGraft and BioGlue technologies.

Interest income, net of interest expense, was $412,000 and $451,000 for the three months ended September 30, 2001 and 2000, respectively. Interest income, net of interest expense, was $1.5 million and $1.1 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net interest income for the three months ended September 30, 2001 was primarily due to current year decreases in short term interest rates. The increase in net interest income for the nine months ended September 30, 2001 was primarily due to interest on cash generated from operations during the nine month period ended September 30, 2001 and the year ended December 31, 2000, partially offset by reductions in short term interest rates.

The effective income tax rate was 32% and 33% for the three and nine months ended September 30, 2001 and 2000, respectively.


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


Liquidity and Capital Resources

At September 30, 2001, net working capital was $66.8 million, with a current ratio of 5 to 1, compared to $68.7 million at December 31, 2000. The Company's primary capital requirements arise out of general working capital needs, capital expenditures for facilities and equipment, and funding of research and development projects. The Company historically has funded these requirements through bank credit facilities, cash generated by operations, and equity offerings.

Net cash provided by operating activities was $4.6 million for the nine months ended September 30, 2001, as compared to $8.5 million for the nine months ended September 30, 2000. This decrease in cash provided was primarily due to an increase in working capital requirements due to sales growth, expansion of product lines, and construction on the Company's corporate headquarters and manufacturing facilities, largely offset by an increase in net income before depreciation and taxes.

Net cash used in investing activities was $12.7 million for the nine months ended September 30, 2001, as compared to $6.1 million for the nine months ended September 30, 2000. This increase in cash used was primarily due to an increase in capital expenditures related to the expansion and renovation of the Company's corporate headquarters and manufacturing facilities, an increase in purchases of marketable securities, net of proceeds from sales and maturities, partially offset by the proceeds from the Company's note receivable.

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2001, as compared to $5.0 million for the nine months ended September 30, 2000. This decrease was primarily attributable to a decrease in the proceeds from the issuance of debt under the Term Loan in the current year and the lack of treasury stock repurchases during the nine months ended September 30, 2001 as compared to the prior year period, partially offset by principle payments of debt and a decrease in proceeds from stock option exercises.

In June 2001 the FASB issued SFAS 141, which became effective July 1, 2001; SFAS 142, which is effective for the Company on January 1, 2002; and SFAS 143, which is effective for the Company on January 1, 2003. SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and certain other intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS 142.
SFAS 143 addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company has determined the adoption of SFAS 143 will not have a material effect on the results of operations or financial position of the Company.

In August 2001 the FASB issued SFAS 144, which is effective for the Company on January 1, 2002. SFAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company does not believe the adoption of SFAS 144 will have a material effect on the results of operations or financial position of the Company.

Since October 1998, management has been seeking to enter into a corporate collaboration or to complete a potential private placement of equity or equity-oriented securities to fund the commercial development of its Activation Control Technology ("ACT"). This technology is now held by CryoLife's wholly owned subsidiary AuraZyme Pharmaceuticals, Inc., which was formed on March 13, 2001. This strategy, if successful, will allow an affiliated entity to fund the ACT and should expedite the commercial development of its oncology, blood clot dissolving, and surgical sealant product applications without additional research and development expenditures by the Company (other than through the affiliated company). In addition, if successful, this strategy will favorably impact the Company's liquidity going forward.

The Company anticipates that current cash and marketable securities, cash generated from operations, and its $10 million of bank facilities (of which approximately $7.5 million was drawn as of November 14, 2001) will be sufficient to meet its operating and development needs for at least the next 12 months, including the expansion and renovation of the Company's corporate headquarters and manufacturing facilities. However, the Company's future liquidity and capital requirements beyond that period will depend upon numerous factors, including the timing of the Company's receipt of U.S. Food and Drug
Administration ("FDA") approvals to begin clinical trials for its products currently in development, the resources required to further develop its marketing and sales capabilities if and when those products gain approval, the resources required for any additional expansion of its corporate headquarters and manufacturing facilities, and the extent to which the Company's products generate market acceptance and demand. There can be no assurance the Company will not require additional financing or will not seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet future requirements. These additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, and results of operations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents of $5.6 million and short-term investments in municipal obligations of $19.1 million as of September 30, 2001, as well as interest paid on its debt. A 10% adverse change in interest rates affecting the Company's cash equivalents and short-term investments would not have a material impact on the fair value of the Company's investment or interest income for 2001.

The company manages interest rate risk through the use of fixed debt and an interest rate swap agreement. At September 30, 2001 approximately $8 million of the Company's $12 million in debt charged interest at a fixed rate. This fixed rate debt includes a portion of the Company's outstanding term loan balance that has been effectively converted to fixed rate debt through an interest rate swap agreement. A 10% increase in interest rates affecting the Company's variable rate debt, net of the effect of the interest rate swap agreement, would not have a material increase in the Company's interest expense for 2001.

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

3.3 Articles of Amendment to the Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

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

November 14, 2001                 /s/ DAVID ASHLEY LEE
------------------                ----------------------------------
DATE                              DAVID ASHLEY LEE
                                  Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and
                                  Accounting Officer)