Form 10-Q
period 2002-03-31
CRYOLIFE INC
filed 2002-05-15
CIK 784199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002
                         Commission File Number 0-21104

                                 CRYOLIFE, INC.
             (Exact name of registrant as specified in its charter)

                             -----------------------
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

YES   X    NO ____
    -----

The number of shares of common stock, par value $0.01 per share, outstanding on May 12, 2002 was 19,532,297.


THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED IN ACCORDANCE WITH RULE 10-01(d) OF REGULATION S-X PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION. CRYOLIFE, INC. HAS ELECTED NOT TO OBTAIN SUCH A REVIEW FROM ITS PRIOR AUDITOR, ARTHUR ANDERSEN LLP. SEE "INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS" IN THIS FILING FOR MORE INFORMATION.

Part I - FINANCIAL INFORMATION

INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS

This filing includes unaudited financial statements that have not been reviewed in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission. CryoLife, Inc. has elected not to obtain such a review from its prior auditor, Arthur Andersen LLP. No independent auditor has reviewed the financial statements set forth below or opined that such statements present fairly, in all material aspects, the financial position, results of operations, and cash flows of CryoLife, Inc. for the quarterly period ended March 31, 2002.

On April 11, 2002 CryoLife, Inc. filed a form 8-K, indicating that the Board of Directors, upon the recommendation of the audit committee, had dismissed the accounting firm Arthur Andersen LLP as the Company's auditors effective April 9, 2002. On May 10, 2002 CryoLife, Inc. filed a form 8-K, indicating that the Board of Directors, upon the recommendation of the audit committee, had appointed Deloitte & Touche, LLP as the Company's independent auditors effective May 7, 2002. Deloitte & Touche, LLP will review the financial statements for the quarterly period ended March 31, 2002 in accordance with Rule 10-01(d) and, if in the opinion of such accountants, any changes are required, the Company will file an amended Report on Form 10-Q in accordance with Securities Exchange Act of 1934 release No. 34-45589.

Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                    SUMMARY CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended
                                                                  March 31,
                                                  -------------------------------------
                                                      2002                    2001
                                                  -------------------------------------
                                                                 (Unaudited)

Revenues:
   Human tissue preservation services             $      20,238           $      18,566
   Products                                               5,065                   2,641
   Distribution and grant                                   168                     225
                                                  -------------------------------------
                                                         25,471                  21,432
Costs and expenses:
   Human tissue preservation services                     8,063                   7,673
   Products                                               2,235                   1,432
   General, administrative and marketing                  9,478                   8,159
   Research and development                               1,153                   1,086
   Interest expense                                         192                      --
   Interest income                                         (298)                   (562)
   Other (income) expense, net                              (56)                    747
                                                  -------------------------------------
                                                         20,767                  18,535
                                                  -------------------------------------
Income before income taxes                                4,704                   2,897
Income tax expense                                        1,600                     927
                                                  -------------------------------------
Net income                                        $       3,104           $       1,970
                                                  =====================================

Earnings per share:
         Basic                                    $        0.16           $        0.11
                                                  =====================================
         Diluted                                  $        0.16           $        0.10
                                                  =====================================
Weighted average shares outstanding:
         Basic                                           19,096                  18,749
                                                  =====================================
         Diluted                                         19,796                  19,508
                                                  =====================================


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements
                                 CRYOLIFE, INC.
                       SUMMARY CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             March 31,      December 31,
                                                                               2002             2001
                                                                       -----------------------------------
ASSETS                                                                      (Unaudited)
                                                                                     -
Current Assets:
   Cash and cash equivalents                                           $         6,566    $          7,204
   Marketable securities, at market                                             25,057              26,483
   Trade receivables, net                                                       16,893              13,305
   Other receivables, net                                                        2,127               2,820
   Note receivable, net                                                            885               1,169
   Deferred preservation costs, net                                             26,828              24,199
   Inventories                                                                   6,484               6,259
   Prepaid expenses and other assets                                             2,156               2,341
   Deferred income taxes                                                           155                 688
                                                                       -----------------------------------
     Total current assets                                                       87,151              84,468
                                                                       -----------------------------------
Property and equipment, net                                                     39,544              39,246
Goodwill, net                                                                    1,399               1,399
Patents, net                                                                     3,436               2,919
Other, net                                                                       1,136               1,278
                                                                       -----------------------------------
     TOTAL ASSETS                                                      $       132,666    $        129,310
                                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                    $         1,653    $            555
   Accrued expenses and other current liabilities                                1,662               1,491
   Accrued compensation                                                          1,353               2,560
   Accrued procurement fees                                                      6,948               6,592
   Current maturities of capital lease obligations                               1,086                 609
   Current maturities of long-term debt                                          1,600               1,600
   Convertible debenture                                                            --               4,393
                                                                       -----------------------------------
     Total current liabilities                                                  14,302              17,800
                                                                       -----------------------------------
Capital lease obligations, less current maturities                               2,514               3,140
Bank loan, less current maturities                                               5,200               5,600
Deferred income taxes                                                              238                 449
Other long-term liabilities                                                        931                 882
                                                                       -----------------------------------
     Total liabilities                                                          23,184              27,871
                                                                       -----------------------------------
Shareholders' equity:
     Preferred stock                                                               ---                 ---
     Common stock (issued 20,793 shares in 2002 and
       20,172 shares in 2001)                                                      208                 202
     Additional paid-in capital                                                 72,389              66,828
     Retained earnings                                                          43,649              40,547
     Deferred compensation                                                         (30)                (33)
     Accumulated other comprehensive income                                       (256)               (145)
     Less:  Treasury stock at cost (1,308 shares in 2002 and
       1,286 shares in 2001)                                                    (6,479)             (5,960)
                                                                       -----------------------------------
          Total shareholders' equity                                           109,481             101,439
                                                                       -----------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $    132,666        $    129,310
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                       -----------------------------------
                                                                              2002             2001
                                                                       -----------------------------------
                                                                                  (Unaudited)

Net cash from operating activities:
     Net income                                                        $         3,104    $          1,970
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Gain on sale of marketable equity securities                                (10)                 --
       Depreciation and amortization                                             1,230               1,009
       Provision for doubtful accounts                                              24                  24
       Other non-cash adjustments to income                                         --                 748
       Deferred income taxes                                                       365                (411)
       Tax effect of nonqualified option exercises                                 306                  72
        Changes in operating assets and liabilities:
          Receivables                                                           (3,513)             (1,553)
          Income Taxes                                                             594               1,245
          Deferred preservation costs and inventories                           (2,854)               (671)
          Prepaid expenses and other assets                                        185                (165)
          Accounts payable, accrued expenses, and other liabilities                380                (927)
                                                                       ------------------------------------
       Net cash flows (used in) provided by operating activities                  (189)              1,341
                                                                       -----------------------------------

Net cash flows from investing activities:
     Capital expenditures                                                       (1,398)             (4,924)
     Other assets                                                                 (412)                 17
     Purchases of marketable securities                                        (11,725)             (2,613)
     Sales and maturities of marketable securities                              13,036               3,932
     Proceeds from note receivable                                                 284                 237
                                                                       -----------------------------------
       Net cash flows used in investing activities                                (215)             (3,351)
                                                                       -----------------------------------

Net cash flows from financing activities:
     Principal payments of debt                                                   (400)                 --
     Payment of obligations under capital leases                                  (149)                (43)
     Proceeds from exercise of stock options and
         issuance of common stock                                                  348                 244
                                                                       -----------------------------------
       Net cash (used in) provided by financing activities                        (201)                201
                                                                       -----------------------------------
Decrease in cash                                                                  (605)             (1,809)
Effect of exchange rate changes on cash                                            (33)                 (3)
Cash and cash equivalents, beginning of period                                   7,204              17,480
                                                                       -----------------------------------
Cash and cash equivalents, end of period                               $         6,566    $         15,668
                                                                       ===================================


See accompanying notes to summary consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial presentations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year balances have been reclassified to conform to the 2002 presentation. CryoLife, Inc.'s unaudited prior year quarterly results of operations have been revised from the data originally presented in the Form 10-Q for the quarter ended March 31, 2001, as indicated in Note 20 to the consolidated financial statements included in the CryoLife, Inc. Form 10-K for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife, Inc. ("CryoLife" or the "Company") Form 10-K for the year ended December 31, 2001.


NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company maintains cash equivalents and investments in several large, well-capitalized financial institutions, and the Company's policy disallows investment in any securities rated less than "investment-grade" by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. At March 31, 2002 and December 31, 2001, all marketable equity securities and debt securities were designated as available-for-sale.

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

The following is a summary of cash equivalents and marketable securities, all of which are classified as available-for-sale (in thousands):

                                                                                   Unrealized         Estimated
                                                Adjustments        Adjusted         Holding            Market
March 31, 2002                 Cost Basis      to Cost Basis      Cost Basis      Gains/(Losses)        Value
                             -------------     -------------    -------------     -------------    -------------
Cash equivalents:
   Money market funds        $       1,575     $          --    $       1,575     $          --    $       1,575
   Municipal obligations             3,454                --            3,454                --            3,454
                             -------------     -------------    -------------     -------------    -------------
                             $       5,029     $          --    $       5,029     $          --    $       5,029
                             =============     =============    =============     =============    =============
Marketable securities:
   Municipal obligations     $      17,670     $          --    $      17,670     $          77    $      17,747
   Debt securities                   6,227           (1,217)            5,010              (19)            4,991
   Equity securities                 2,625             (343)            2,282              (26)            2,256
   Certificates of deposit              63                --               63                --               63
                             -------------     -------------    -------------     -------------    -------------
                             $      26,585     $     (1,560)    $      25,025     $          32    $      25,057
                             =============     =============    =============     =============    =============


                                                                                   Unrealized         Estimated
                                                Adjustments        Adjusted         Holding            Market
December 31, 2001              Cost Basis      to Cost Basis     Cost Basis       Gains/(Losses)        Value
                             -------------     -------------    -------------     -------------    -------------
Cash equivalents:
   Money market funds        $       1,301     $          --    $       1,301     $          --    $       1,301
   Municipal obligations               500                --              500                --              500
                             -------------     -------------    -------------     -------------    -------------
                             $       1,801     $          --    $       1,801     $          --    $       1,801
                             =============     =============    =============     =============    =============
Marketable securities:
   Municipal obligations     $      17,696     $          --    $      17,696     $         147    $      17,843
   Debt securities                   6,227           (1,217)            5,010                --            5,010
   Equity securities                 3,900             (343)            3,557                10            3,567
   Certificates of deposit              63                --               63                --               63
                             -------------     -------------    -------------     -------------    -------------
                             $      27,886     $     (1,560)    $      26,326     $         157    $      26,483
                             =============     =============    =============     =============    =============

The Adjustments to Cost Basis column includes a $1.6 million loss recorded in 2001 for an other than temporary decline in the market value of debt and equity securities. Differences between cost and market listed above, consisting of a net unrealized holding gain less deferred taxes of $11,000 at March 31, 2001 and $50,000 as of December 31, 2001, are included as a separate component of shareholders' equity.

At March 31, 2002 and December 31, 2001 approximately $4.6 million and $3.4 million, respectively, of marketable securities had a maturity date between 90 days and 1 year, approximately $13.2 million and $14.5 million of marketable securities mature between 1 and 5 years, and approximately $7.3 million and $8.6 million of marketable securities mature in more than 5 years or do not have a maturity date.


NOTE 3 - INVENTORIES

Inventories are comprised of the following (in thousands):

                                            March 31,       December 31,
                                              2002              2001
                                       -----------------------------------
                                           (Unaudited)

Raw materials                          $         1,943    $          1,987
Work-in-process                                    990               1,183
Finished goods                                   3,551               3,089
                                       -----------------------------------
                                       $         6,484    $          6,259
                                       ===================================


NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                     Three Months Ended
                                                          March 31,
                                                 ----------------------------
                                                    2002            2001
                                                 ----------------------------
                                                          (Unaudited)

Numerator for basic and diluted earnings
     per share - income available to
     common shareholders                         $     3,104      $  1,970
                                                 ===========================

Denominator for basic earnings per share -
     weighted-average basis                           19,096        18,749
Effect of dilutive stock options                         700           759
                                                 ---------------------------

Denominator for diluted earnings per share -
     adjusted weighted-average shares                 19,796      19,508
                                                 ==========================

Earnings per share:
     Basic                                       $      0.16    $   0.11
                                                 ==========================
     Diluted                                     $      0.16    $   0.10
                                                 ==========================


NOTE 5 - DEBT

On April 25, 2000 the Company entered into a loan agreement, permitting the Company to borrow up to $8 million under a line of credit during the expansion of the Company's corporate headquarters and manufacturing facilities. Borrowings under the line of credit accrued interest equal to Adjusted LIBOR plus 2% adjusted monthly. On June 1, 2001, the line of credit was converted to a term loan (the "Term Loan") to be paid in 60 equal monthly installments of principal plus interest computed at Adjusted LIBOR plus 1.5% (3.37% at March 31, 2002). The Term Loan contains certain restrictive covenants including, but not limited to, maintenance of certain financial ratios and a minimum tangible net worth requirement. The Term Loan is secured by substantially all of the Company's assets. As of March 31, 2002 the Company was in compliance with these covenants.

In March 1997 the Company issued a $5.0 million convertible debenture in connection with the Ideas for Medicine, Inc. acquisition. The debenture accrued interest at 7% and was convertible into common stock of the Company at any time prior to the due date of March 2002 at $8.05 per common share. On March 30, 1998 $607,000 of the convertible debenture was converted into 75,000 shares of the Company's common stock, and on March 4, 2002 the remaining $4.4 million was converted into 546,000 shares of the Company's common stock.


NOTE 6 - DERIVATIVES

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

At March 31, 2002 the notional amount of this swap agreement was $3.4 million, and the fair value of the interest rate swap agreement, as estimated by the bank based on its internal valuation models, was a liability of $291,000. The fair value of the swap agreement is recorded as part of long-term liabilities and is recorded net of tax as part of accumulated other comprehensive income within the Statement of Shareholders' Equity.


NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income consist of the following, net of tax (in thousands):

                                                                   Change in
                                                Unrealized        Fair Value
                                   Net        Gain/(Loss) on      of Interest      Translation      Comprehensive
Three months ended:              Income         Investments        Rate Swap       Adjustment          Income
                             -------------     -------------    -------------     -------------    -------------
March 31, 2002               $       3,104     $         (86)   $           8     $         (33)   $       2,993
March 31, 2001               $       1,970     $         702    $        (163)    $          (3)   $       2,506


The tax effect on the change in unrealized gain/loss on investments is $39,000, and $339,000 for the three months ended March 31, 2002 and 2001, respectively. The tax effect on the change in fair value of the interest rate swap is $5,000 and $84,000 for the three months ended March 31, 2002 and 2001, respectively. The translation adjustment is not currently adjusted for income taxes as it relates to a permanent investment in a foreign subsidiary.


NOTE 8 - ACCOUNTING PRONOUNCEMENTS

On January 1, 2002 the Company was required to adopt SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 142 specifies that goodwill and certain other intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has completed its impairment testing as required by FAS 142. The adoption of these statements did not have a material effect on the consolidated financial statements of the Company. However, the adoption of SFAS 142 will increase the Company's pretax income by approximately $100,000 in 2002 due to the cessation of goodwill amortization.

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


NOTE 9 - SEGMENT INFORMATION

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

The following table summarizes revenues, cost of preservation services and products, and gross margin for the Company's operating segments (in thousands):


                                                               Cost of Preservation         Gross
March 31, 2002                                 Revenue         Services and Products       Margin
--------------------------------------------------------------------------------------------------
Human tissue preservation services        $    20,238           $     8,063           $     12,175
Implantable medical devices                     5,065                 2,235                  2,830
All other (a)                                     168                   --                     168
--------------------------------------------------------------------------------------------------
                                          $    25,471           $    10,298           $     15,173
==================================================================================================

March 31, 2001
--------------------------------------------------------------------------------------------------
Human tissue preservation services        $    18,566           $     7,673           $     10,893
Implantable medical devices                     2,641                 1,432                  1,209
All other (a)                                     225                   --                     225
--------------------------------------------------------------------------------------------------
                                          $    21,432           $     9,105           $     12,327
==================================================================================================

(a) The All Other designation includes 1) grant revenue and 2) distribution revenue.

The following table summarizes net revenues by product (in thousands):

Revenue                                   March 31, 2002         March 31, 2001
--------------------------------------------------------------------------------
Human tissue preservation services:
Cardiovascular tissue                   $       7,307           $       6,911
Vascular tissue                                 7,017                   6,412
Orthopaedic tissue                              5,914                   5,243
--------------------------------------------------------------------------------
     Total preservation services               20,238                  18,566

BioGlue surgical adhesive                       4,873                   2,442
Bioprosthetic devices                             192                     199
Distribution and grant                            168                     225
--------------------------------------------------------------------------------
                                        $      25,471           $      21,432
================================================================================

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is included in Note 1 to the consolidated financial statements, as filed in the Form 10-K for the fiscal year ended December 31, 2001. Management believes that the consistent application of these policies enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The following are accounting policies that management believes are most important to the portrayal of the Company's financial condition and results and may involve a higher degree of judgment and complexity.

REVENUE RECOGNITION: The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on applying generally accepted accounting principles to revenue recognition issues. Revenues for human tissue preservation services are recognized when services are completed and tissue is delivered to the customer. Revenues for products are recognized at the time the product is shipped, at which time title passes to the customer. There are no further performance obligations and delivery occurs upon shipment. Revenues from research grants are recognized in the period the associated costs are incurred. The Company assesses the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.

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

INTANGIBLE ASSETS: Goodwill resulting from business acquisitions is not amortized, but is instead subject to periodic impairment testing in accordance with FAS 142. Patent costs are amortized over the expected useful lives of the patents (primarily 17 years) using the straight-line method. Other intangibles, which consist primarily of manufacturing rights and agreements, are amortized over the expected useful lives of the related assets (primarily five years). The Company periodically evaluates the recoverability of noncurrent tangible and intangible assets and measures the amount of impairment, if any.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002 the Company was required to adopt SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 142 specifies that goodwill and certain other intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has completed its impairment testing as required by FAS 142. The adoption of these statements did not have a material effect on the consolidated financial statements of the Company. However, the adoption of SFAS 142 will increase the Company's pretax income by approximately $100,000 in 2002 due to the cessation of goodwill amortization.

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

RESULTS OF OPERATIONS

Revenues increased 19% to $25.5 million for the three months ended March 31, 2002 from $21.4 million for the same period in 2001. The increase in revenues was primarily due to increased sales of BioGlue Surgical Adhesive and growth in the Company's preservation services. The increases are primarily attributable to the receipt of FDA approval for BioGlue in December 2001, a greater acceptance of these products by the surgical community and the Company's ability to procure greater amounts of tissue.

Revenues from the sale of BioGlue Surgical Adhesive increased 100% to $4.9 million for the three months ended March 31, 2002 from $2.4 million for the three months ended March 31, 2001, representing 19% and 11%, respectively, of total revenues during such periods. The increase in revenues is due to a 77% increase in the number of milliliter shipments of BioGlue. The increase in shipments was primarily due to the receipt of FDA approval in December 2001 for the use of BioGlue in the U.S. as an adjunct in open surgical repair of large vessels for adult patients. Domestic revenues accounted for 80% and 66% of total BioGlue revenues for the three months ended March 31, 2002 and 2001, respectively.

Quarter over quarter statistics presented for tissues procured and processed for human tissue preservation services are from the period beginning in November of the prior year through January of the year presented, as such procurement and processing of tissues received during this time period is the primary generator of first quarter revenues. During the time period for which procurement statistics are discussed, the Company benefited from significant increases in procurement due to new relationships with tissue banks and competitive wins of tissue bank contracts. Additionally, the Company has changed certain tissue acceptance guidelines, which has resulted in an increase in tissues procured and processed. These increases in procurement surpassed the Company's expectations during this period. Although the Company expects this increase in procurement to continue, there can be no assurance that these procurement levels can be maintained. Due to a variety of factors, including the time required to process these greater amounts of tissue, the increase in processing time and complexity for tissues processed using the SynerGraft technology, and the focus of the Company on the marketing and roll-out of BioGlue, these increases did not directly translate into equivalent increases in revenues from preservation services. As a result of this increased procurement, the level of deferred preservation costs increased in all of the Company's main tissue service categories: cardiac, vascular, and orthopaedic. These higher levels of deferred preservation costs are expected to drive some revenue growth in the short term as the Company provides services related to the more critical implant needs. The Company expects that the majority of this increase in procurement will generate more modest increases in service revenues over a longer period of time, as less critical need tissues and tissues of various sizes are properly matched with recipients.

Revenues from cardiovascular preservation services increased 6% to $7.3 million for the three months ended March 31, 2002 from $6.9 million for the three months ended March 31, 2001, representing 29% and 32%, respectively, of total revenues during such periods. This increase in revenues resulted from a 4% increase in the number of cardiovascular allograft shipments as a result of a 27% increase in cardiovascular tissues procured and processed quarter over quarter.

Revenues from human vascular tissue preservation services increased 9% to $7.0 million for the three months ended March 31, 2002 from $6.4 million for the three months ended March 31, 2001, representing 28% and 30%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 10% increase in average service fees in 2002 as compared to 2001 despite a 1% decrease in the number of vascular allograft shipments. Average service fees were higher during the first quarter of 2002 due to an increase in longer singular vascular grafts shipped per case relative to shorter multiple grafts, used as composite grafts, shipped per case in the first quarter of 2001. The number of cases for which vascular grafts were shipped increased over the first quarter of 2001. Vascular tissues procured and processed increased 41% quarter over quarter.

Revenues from human orthopaedic tissue preservation services increased 13% to $5.9 million for the three months ended March 31, 2002 from $5.2 million for the three months ended March 31, 2001, representing 23% and 24%, respectively, of total revenues during such periods. This increase in revenues was primarily due to a 9% increase in the number of orthopaedic allograft shipments. The increase in orthopaedic shipments, primarily boned tendons, resulted from a 47% increase in orthopaedic allograft tissues procured and processed quarter over quarter and an increasing acceptance of these tissues in the orthopaedic surgeon community. Shipments of boned tendons increased 66% in 2002 due to increased availability of these higher demand tissues, which resulted in a $500,000 increase in revenues in 2002 as compared to 2001. Additional increases in revenues are due to a more favorable product mix, with increased shipments of hemi-osteochondral grafts, which carry higher average service fees than other orthopaedic tissues.

Revenues from bioprosthetic cardiovascular devices decreased 4% to $192,000 for the three months ended March 31, 2002 from $199,000 for the three months ended March 31, 2001, representing 1% of total revenues during such periods.

Distribution and grant revenues decreased to $168,000 for the three months ended March 31, 2002 from $225,000 for the three months ended March 31, 2001. The decrease in grant revenues is due to the completion of one of the Company's federal grant award programs in December 2001, partially offset by $141,000 of distribution revenues for orthopaedic grafts. Grant revenues both years are primarily attributable to the SynerGraft research and development programs.

Cost of human tissue preservation services aggregated $8.1 million for the three months ended March 31, 2002 compared to $7.7 million for the three months ended March 31, 2001, representing 40% and 41%, respectively, of total human tissue preservation service revenues during each such periods. Cost of products aggregated $2.2 million for the three months ended March 31, 2002 compared to $1.4 million for the three months ended March 31, 2001, representing 44% and 54%, respectively, of total product revenues during such periods. The decrease in the 2002 cost of products as a percentage of total product revenues is due to a more favorable product mix during 2002. The product mix was impacted by an increase in revenues from BioGlue Surgical Adhesive, which carries higher gross margins than bioprosthetic devices.

General, administrative, and marketing expenses increased 16% to $9.5 million for the three months ended March 31, 2002, compared to $8.2 million for the three months ended March 31, 2001, representing 37% and 38%, respectively, of total revenues during such periods. The increase in expenditures in 2002 was primarily due to an increase in marketing and general expenses to support revenue growth and increased overhead costs in connection with the expansion of the corporate headquarters and manufacturing facility, which was substantially complete in the first quarter of 2002.

Research and development expenses increased 6% to $1.2 million for the three months ended March 31, 2002, compared to $1.1 million for the three months ended March 31, 2001, representing 5% of total revenues during each such period. Research and development spending in the first quarter of 2002 was primarily focused on the Company's SynerGraft and Protein Hydrogel Technologies.

Interest income, net of interest expense, was $106,000 and $562,000 for the three months ended March 31, 2002 and 2001, respectively. The 2002 decrease in net interest income is due to reduced interest rates in 2002 as compared to 2001 and the lack of interest expense capitalized in 2002 in connection with the expansion of the corporate headquarters and manufacturing facility, which was substantially completed in the first quarter of 2002.

Other income was $56,000 for the three months ended March 31, 2002 as compared to other expense of $747,000 for the three months ended March 31, 2001. Other expense in the first quarter of 2001 consisted of a $747,000 loss related to an other than temporary decline in the market value of marketable securities previously recorded in comprehensive income as a component of shareholder's equity.

The effective income tax rate was 34% and 32% for the periods ended March 31, 2002 and 2001, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 net working capital was $72.8 million, compared to $66.7 million at March 31, 2001, with a current ratio of 6 to 1. The Company's primary capital requirements arise out of general working capital needs, capital expenditures and lease payments for facilities and equipment, and funding of research and development projects. The Company historically has funded these requirements through bank credit facilities, cash generated by operations, and equity offerings.

Net cash used in operating activities was $189,000 for the three months ended March 31, 2002, as compared to cash provided of $1.3 million for the three months ended March 31, 2001. This decrease in cash was primarily due to an increase in working capital requirements due to sales growth and expansion of product lines, partially offset by an increase in net income before depreciation, taxes, and non cash items.

Net cash used in investing activities was $215,000 for the three months ended March 31, 2002, as compared to $3.4 million for the three months ended March 31, 2001. This decrease in cash used was primarily attributable to a reduction in capital expenditures in 2002 as the expansion and renovation of the Company's corporate headquarters and manufacturing facilities approached completion, partially offset by an increase in patent costs.

Net cash used by financing activities was $201,000 for the three months ended March 31, 2002, as compared to cash provided of $201,000 for the three months ended March 31, 2001. This decrease was primarily due to the principal payments on the term loan made during the current quarter. As repayment of the term loan began in June 2001, no principle payments were made in the prior year quarter.

On March 4, 2002 the $4.4 million convertible debenture due on March 5, 2002 was converted into approximately 546,000 shares of common stock at $8.05 per common share.

The Company's Term Loan contains certain restrictive covenants including, but not limited to, maintenance of certain financial ratios and a minimum tangible net worth requirement. The Term Loan is secured by substantially all of the Company's assets. As of March 31, 2002 the Company was in compliance with these covenants.

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

At March 31, 2002 the notional amount of this swap agreement was $3.4 million, and the fair value of the interest rate swap agreement, as estimated by the bank based on its internal valuation models, was a liability of $291,000. The fair value of the swap agreement is recorded as part of long-term liabilities and is recorded net of tax as part of accumulated other comprehensive income within the Statement of Shareholders' Equity.

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

The Company anticipates that current cash, marketable securities and cash generated from operations will be sufficient to meet its operating and development needs for at least the next 12 months. However, the Company's future liquidity and capital requirements beyond that period will depend upon numerous factors, including the timing of the Company's receipt of FDA approvals to begin clinical trials for its products currently in development, the resources required to further develop its marketing and sales capabilities if and when those products gain approval, the resources required for any additional expansion of its corporate headquarters and manufacturing facility, the extent to which the Company's products generate market acceptance and demand, and the outcome of the litigation described at Item 3 of the Form 10-K for the fiscal year ended December 31, 2001. There can be no assurance the Company will not require additional financing or will not seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet future requirements. These additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that look forward in time or that express management's beliefs, expectations or hopes regarding future occurrences, including the possible requirement to file an amended Form 10-Q because no independent auditor has reviewed the financial statements set forth herein, continuation of procurement increases, the effect of changes in interest rates on the Company's income, the effect of new accounting pronouncements, funding to continue development of ACT, future expenses related to this technology, the sufficiency of funds to meet operating and development needs over the next 12 months and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These future events may not occur when expected, if at all, and are subject to various risks and uncertainties. Such risks and uncertainties include the timing of the Company's receipt of FDA approvals to begin clinical trials for its products currently in development, potential loss of relationships with tissue banks or other tissue providers, the resources required to further develop marketing and sales capabilities, the resources required for any additional expansion of the Company's corporate headquarters, the extent to which the Company's products generate market acceptance and demand, the outcome of any litigation, competition from other companies, the continued acceptance of the Company's products and other risk factors detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the year ended December 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash and cash equivalents of $6.6 million and short-term investments in municipal obligations of $17.7 million as of March 31, 2002, as well as interest paid on its debt. A 10% adverse change in interest rates affecting the Company's cash equivalents and short-term investments would not have a material impact on the Company's interest income for 2002.

The Company manages interest rate risk through the use of fixed debt and an interest rate swap agreement. At March 31, 2002 approximately $3 million of the Company's $7 million in debt charged interest at a fixed rate. This fixed rate debt includes a portion of the Company's outstanding term loan balance that has been effectively converted to fixed rate debt through an interest rate swap agreement. A 10% increase in interest rates affecting the Company's variable rate debt, net of the effect of the interest rate swap agreement, would not have a material increase in the Company's interest expense for 2002.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         For a discussion of certain legal proceedings, see Part I Item 3 in the Company's Form 10-K for the year ended December 31, 2001.

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

          (b)     No Reports on Form 8-K were filed during the quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CRYOLIFE, INC.
                                  (Registrant)

May 15, 2002                      /s/ DAVID ASHLEY LEE
------------                      ----------------------------------
DATE                              DAVID ASHLEY LEE
                                  Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and
                                  Accounting Officer)