Form 10-Q
period 2002-09-30
CRYOLIFE INC
filed 2002-10-29
CIK 784199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002
                         Commission File Number 1-13165

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

The number of shares of common stock, par value $0.01 per share, outstanding on October 28, 2002 was 19,573,970.

Part I - FINANCIAL INFORMATION

Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                  SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                       September 30,
                                            -------------------------------       ------------------------------
                                                 2002              2001               2002              2001
                                            -------------------------------       ------------------------------
                                                       (Unaudited)                          (Unaudited)

Revenues:
   Human tissue preservation services, net  $       11,300    $      19,737       $      49,074    $      57,069
   Products                                          5,354            2,600              15,892            8,029
   Distribution and grant                              235              230                 658              598
                                            -------------------------------       ------------------------------
                                                    16,889           22,567              65,624           65,696
Costs and expenses:
   Human tissue preservation services
     (including write-down of $22,691
     and $32,715 in the three and nine
     months ended September 30, 2002)               27,978            8,188              53,244           23,558
   Products                                          4,739            1,196               8,817            4,051
   General, administrative, and marketing           11,193            8,290              32,118           24,569
   Research and development                          1,347            1,232               3,696            3,604
   Goodwill impairment                               1,399               --               1,399               --
   Interest expense                                    155               37                 543               53
   Interest income                                    (188)            (449)               (725)          (1,587)
   Other expense (income), net                          35              114                 (37)             856
                                            -------------------------------       ------------------------------
                                                    46,658           18,608              99,055           55,104
                                            -------------------------------       ------------------------------
(Loss) income before income taxes                  (29,769)           3,959             (33,431)          10,592
Income tax (benefit) expense                       (10,123)           1,267             (11,367)           3,390
                                            -------------------------------       ------------------------------
Net (loss) income                           $      (19,646)   $       2,692       $     (22,064)   $       7,202
                                            ===============================       ==============================

Net (loss) earnings per share:
         Basic                              $       (1.01)    $        0.14       $      (1.14)    $        0.38
                                            ===============================       ==============================
         Diluted                            $       (1.01)    $        0.14       $      (1.14)    $        0.37
                                            ===============================       ==============================
Weighted average shares outstanding:
         Basic                                      19,526           18,832              19,388           18,785
                                            ===============================       ==============================
         Diluted                                    19,526           19,771              19,388           19,635
                                            ===============================       ==============================


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements
                                              CRYOLIFE, INC.
                                    SUMMARY CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                                           September 30,    December 31,
                                                                               2002             2001
                                                                       -----------------------------------
ASSETS                                                                     (Unaudited)
Current Assets:
   Cash and cash equivalents                                           $        12,227    $          7,204
   Marketable securities, at market                                             15,926              26,483
   Trade receivables, net                                                        5,851              13,305
   Other receivables, net                                                        5,095               2,820
   Note receivable, net                                                            --                1,169
   Deferred preservation costs, net                                              1,662              24,199
   Inventories                                                                   4,659               6,259
   Prepaid expenses and other assets                                             3,650               2,341
   Deferred income taxes                                                        12,292                 688
                                                                       -----------------------------------
     Total current assets                                                       61,362              84,468
                                                                       -----------------------------------
Property and equipment, net                                                     39,448              39,246
Goodwill                                                                            --               1,399
Patents, net                                                                     5,500               2,919
Other, net                                                                       1,128               1,278
                                                                       -----------------------------------
     TOTAL ASSETS                                                      $       107,438    $        129,310
                                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                    $         1,782    $            555
   Accrued expenses and other current liabilities                                2,739               1,491
   Accrued compensation                                                            762               2,560
   Accrued procurement fees                                                      6,153               6,592
   Current maturities of capital lease obligations                                 640                 609
   Current maturities of long-term debt                                          6,000               1,600
   Convertible debenture                                                            --               4,393
                                                                       -----------------------------------
     Total current liabilities                                                  18,076              17,800
                                                                       -----------------------------------
Capital lease obligations, less current maturities                               2,655               3,140
Bank loan, less current maturities                                                  --               5,600
Deferred income taxes                                                              433                 449
Other long-term liabilities                                                      1,049                 882
                                                                       -----------------------------------
     Total liabilities                                                          22,213              27,871
                                                                       -----------------------------------
Shareholders' equity:
     Preferred stock                                                                --                  --
     Common stock (issued 20,879 shares in 2002 and
       20,172 shares in 2001)                                                      208                 202
     Additional paid-in capital                                                 73,550              66,828
     Retained earnings                                                          18,483              40,547
     Deferred compensation                                                         (24)                (33)
     Accumulated other comprehensive income (loss)                                 172                (145)
     Less:  Treasury stock at cost (1,377 shares in 2002 and
       1,286 shares in 2001)                                                    (7,164)             (5,960)
                                                                       -----------------------------------
          Total shareholders' equity                                            85,225             101,439
                                                                       -----------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $       107,438    $        129,310
                                                                       ===================================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Nine Months Ended
                                                                                 September 30,
                                                                       -----------------------------------
                                                                              2002             2001
                                                                       -----------------------------------
                                                                                  (Unaudited)

Net cash from operating activities:
     Net (loss) income                                                 $       (22,064)   $          7,202
     Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
       Loss on sale of marketable equity securities                                240                  --
       Depreciation and amortization                                             3,926               3,294
       Provision for doubtful accounts                                              72                  72
       Write-down of deferred preservation costs and inventories                35,816                  --
       Other non-cash adjustments to income                                      1,399                 748
       Deferred income taxes                                                   (11,674)                (85)
       Tax effect of nonqualified option exercises                                 481                 179
       Changes in operating assets and liabilities:
          Receivables                                                            8,190              (2,821)
          Income taxes                                                          (3,083)                (97)
          Deferred preservation costs and inventories                          (11,679)             (3,746)
          Prepaid expenses and other assets                                     (1,309)               (800)
          Accounts payable, accrued expenses, and other liabilities                321                 671
                                                                       -----------------------------------
       Net cash flows provided by operating activities                             636               4,617
                                                                       -----------------------------------

Net cash flows from investing activities:
     Capital expenditures                                                       (3,877)             (9,531)
     Other assets                                                               (2,575)             (1,281)
     Purchases of marketable securities                                        (10,025)            (20,254)
     Sales and maturities of marketable securities                              20,496              16,489
     Proceeds from note receivable                                               1,169               1,846
                                                                       -----------------------------------
       Net cash flows provided by (used in) investing activities                 5,188             (12,731)
                                                                       -----------------------------------

Net cash flows from financing activities:
     Principal payments of debt                                                 (1,200)               (650)
     Proceeds from debt issuance                                                    --               1,165
     Payment of obligations under capital leases                                  (454)               (128)
     Proceeds from exercise of stock options and
         issuance of common stock                                                1,313               1,166
     Purchase of treasury stock                                                   (663)                 --
                                                                       -----------------------------------
       Net cash (used in) provided by financing activities                      (1,004)              1,553
                                                                       -----------------------------------
Increase (decrease) in cash                                                      4,820              (6,561)
Effect of exchange rate changes on cash                                            203                  52
Cash and cash equivalents, beginning of period                                   7,204              17,480
                                                                       -----------------------------------
Cash and cash equivalents, end of period                               $        12,227    $         10,971
                                                                       ===================================


See accompanying notes to summary consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated write-downs and accruals resulting from an order and the supplement to the order received from the United States Food and Drug Administration ("FDA")) considered necessary for a fair presentation have been included. Certain prior year balances have been reclassified to conform to the 2002 presentation. CryoLife, Inc.'s ("CryoLife" or the "Company") unaudited September 30, 2001 year to date results of operations have been revised from the amounts previously reported in the Form 10-Q for the quarter ended September 30, 2001, as indicated in Note 20 to the consolidated financial statements included in the CryoLife Form 10-K for the year ended December 31, 2001. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife Form 10-K for the year ended December 31, 2001.

In addition to the current effects of the FDA Order, defined in Note 2, the Company anticipates that the FDA Order will have significant adverse effects on its future financial position, results of operations, and cash flows as compared to prior year periods. The Company expects its liquidity to decrease significantly over the remainder of this year and next year due to the anticipated significant decrease in revenues as compared to prior year as a result of the FDA Order and an expected use of cash due to the increased legal and professional costs relating to the defense of lawsuits and to addressing the FDA Order. As a result, the Company reduced its employee force by approximately 105 employees on September 3, 2002. Severance and related costs are approximately $690,000 and were recorded in the third quarter of 2002 in general and administrative expenses. As a result of the employee reduction, management anticipates personnel costs will be reduced by approximately $385,000 per month. The Company believes that anticipated revenue generation, expense management, savings resulting from the reduction in the number of employees to reflect the reduction in revenues, tax refunds expected to be in excess of $10 million, and the Company's existing cash and marketable securities will enable the Company to meet its liquidity needs through September 30, 2003. Even if the Company is able to satisfactorily address the observations detailed in the FDA's Warning Letter dated June 17, 2002 (the "Warning Letter"), as noted in Note 2, there is no assurance that the Company will experience a return to the level of demand for its tissue services that existed prior to the FDA Order because of the adverse publicity or as a result of customers and tissue recovery organizations switching to competitors.

The Company's long term liquidity and capital requirements will depend upon numerous factors, including the Company's ability to address the observations detailed in the FDA's Warning Letter, the extent of any future revenue
decreases,   the  costs   associated  with  becoming   compliant  with  the  FDA
requirements as outlined in the FDA Warning Letter and Order, the outcome of litigation against the Company as described in Note 11, the level of demand for tissue based on adverse publicity in the event the FDA Order is resolved in a manner favorable to the Company, the default on the Term Loan as described in
Note 6 and whether or not the Company can find suitable funding sources to replace the funds no longer available due to the Company's inability to borrow on its line of credit as described in Note 6. The Company may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet liquidity and capital requirements beyond September 30, 2003. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. These are factors that indicate that the Company may be unable to continue operations.

NOTE 2 - FDA ORDER ON HUMAN TISSUE PRESERVATION

On August 13, 2002 the Company received an order from the Atlanta district office of the FDA regarding the non-valved cardiac, vascular, and orthopaedic tissue processed by the Company since October 3, 2001 (the "FDA Order"). Revenue from human tissue preservation services accounted for 78% of the Company's revenues for the six months ended June 30, 2002, and of those revenues 67% or $26.9 million were derived from preservation of tissues subject to the FDA Order. The Company announced the receipt of the FDA Order in a press release dated August 14, 2002. The FDA Order follows an FDA Warning Letter dated June 17, 2002, which the Company announced in a press release dated June 24, 2002. Subsequently, the Company responded to the Warning Letter and requested a meeting with the FDA. The FDA Order contains the following principal provisions:

o The FDA alleges that, based on its inspection of the Company's facility on March 25 through April 12, 2002, certain human tissue processed and distributed by the Company may be in violation of 21 Code of Federal Regulations ("CFR") Part 1270. (Part 1270 requires persons or entities engaged in the recovery, screening, testing, processing, storage, or distribution of human tissue to perform certain medical screening and testing on human tissue intended for transplantation. The rule also imposes requirements regarding procedures for the prevention of contamination or cross-contamination of tissues during processing and the maintenance of certain records related to these activities.)

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

o The FDA strongly recommends that the Company perform a retrospective review of all tissue in inventory (i.e. currently in storage at the Company) that is not referenced in the FDA Order to assure that it was recovered, processed, stored, and distributed in conformance with 21 CFR 1270.

o The Center for Devices and Radiological Health ("CDRH"), a division of the FDA, is evaluating whether there are similar risks that may be posed by the Company's allograft heart valves, and will take further regulatory action if appropriate.


Pursuant to the FDA Order, the Company placed all non-valved cardiac, vascular, and orthopaedic tissue subject to the FDA Order on quality assurance quarantine and is recalling all non-valved cardiac, vascular, and orthopaedic tissues subject to the FDA Order (i.e. processed since October 3, 2001) that have been distributed but not implanted. The Company appealed the FDA Order on August 14, 2002 and requested a hearing with the FDA, which has been set for December 12, 2002. After the FDA issued its order regarding the recall, Health Canada also issued a recall on the same types of tissue and other countries have inquired about the circumstances surrounding the FDA Order.

On September 5, 2002, the Company reached an agreement with the FDA (the "Agreement") that supplements the FDA Order and permits the Company to resume processing and limited distribution of its life-saving and limb-saving non-valved cardiac and vascular tissues. The Agreement allows the tissue to be released for distribution after the Company completes steps to assure that the tissue is used for approved purposes and that patients will be notified of risks associated with tissue use. Specifically, the Company must obtain physician prescriptions and tissue packaging must contain appropriate warning labels. The Agreement also calls for the Company to undertake to identify third-party records of donor tissue testing, and to destroy tissue from donors in whom microorganisms associated with an infection are found. In addition, the Agreement, which has a forty-five working-day term ending November 7, 2002, specifies interim operating procedures to permit the Company to distribute tissues processed during the term of the Agreement. The Company also agreed to establish a corrective action plan within 30 days with steps to validate processing procedures. The corrective action plan was submitted on October 5, 2002. The FDA will review records and other relevant information related to the Company's release of tissue under the Agreement, as well as the status of the Company's corrective action plan, before determining whether this Agreement should be renewed or modified to provide for any further release of tissue subject to the FDA Order.

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

As a result of the FDA Order, the Company recorded a reduction to pretax income of $12.6 million in the quarter ended June 30, 2002. The reduction was comprised of a net $8.9 million increase to cost of human tissue preservation services, a $2.4 million reduction to revenues (and accounts receivable) for the estimated return of the tissues subject to recall by the FDA Order, and a $1.3 million accrual recorded in general, administrative, and marketing expenses for retention levels under the Company's product liability and directors' and officers' insurance policies of $1.2 million (see Note 11), and for estimated expenses of $75,000 for packaging and handling for the return of affected tissues under the FDA Order. The net increase of $8.9 million to cost of preservation services is comprised of a $10.0 million write-down of deferred preservation costs for tissues subject to the FDA Order, offset by a $1.1 million decrease in cost of preservation services due to the estimated tissue returns resulting from the FDA Order (the costs of such recalled tissue are included in the $10.0 million write-down). The Company evaluated many factors in determining the magnitude of impairment to deferred preservation costs as of June 30, 2002, including the impact of the FDA Order, the possibility of continuing action by the FDA or other United States and foreign government agencies, and the possibility of unfavorable actions by physicians, customers, procurement organizations, and others. As a result of this evaluation, management believed that since all non-valved cardiac, vascular, and orthopaedic allograft tissues processed since October 3, 2001 are under recall pursuant to the FDA Order, and the Company did not know if it would obtain a favorable resolution of its appeal and request for modification of the FDA Order, the deferred preservation costs for tissues subject to the FDA Order had been significantly impaired. The Company estimated that this impairment approximated the full balance of the deferred preservation costs of the tissues subject to the FDA Order, which included the tissues stored by the Company and the tissues to be returned to the Company, and therefore recorded a write-down of $10.0 million for these assets.

In the quarter ended September 30, 2002, the Company recorded a reduction to pretax income of $24.6 million as a result of the FDA Order. The reduction was comprised of a net $22.2 million increase to cost of human tissue preservation services, a $1.4 million write-down of goodwill, and a $1.0 million reduction to revenues (and accounts receivable) for the estimated return of the tissues shipped during the third quarter subject to recall by the FDA Order. The net $22.2 million increase to cost of preservation services is comprised of a $22.7 million write-down of deferred preservation costs, offset by a $0.5 million decrease in cost of preservation services due to the estimated and actual tissue returns resulting from the FDA Order (the costs of such recalled tissue are included in the $22.7 million write-down).

The Company evaluated multiple factors in determining the magnitude of impairment to deferred preservation costs, including the impact of the current FDA Order, the possibility of continuing action by the FDA or other United States and foreign government agencies, the possibility of unfavorable actions by physicians, customers, procurement organizations, and others, the progress made to date on the corrective action plan, and the requirement in the Agreement that tissues subject to the FDA Order be replaced with tissues processed under validated methods. As a result of this evaluation, management believes that all tissues subject to the FDA Order as well as the majority of tissues processed prior to October 3, 2001, including heart valves which are not subject to the FDA Order, are fully impaired. Management believes that most of the Company's customers will only order tissues processed under the interim operating procedures established under the Agreement or tissues processed under future procedures approved by the FDA once these tissues are available. The Company anticipates the tissues processed under the interim operating procedures established under the Agreement will be available early to mid-November. Thus, the Company has recorded a write-down of deferred preservation costs for processed tissues in excess of the supply required to meet demand prior to the release of these interim processed tissues. As of September 30, 2002 the balance of the deferred preservation costs after the write-down was $545,000 of allograft heart valves, $176,000 of non-valved cardiac tissues, $931,000 of vascular tissues, and $10,000 of orthopaedic tissues.

As a result of the write-down of deferred preservation costs, the Company has recorded a deferred tax asset of $12.2 million. Upon destruction of the tissues associated with the deferred preservation costs, the deferred tax asset will be reclassed as an income tax receivable. An expected refund will be generated through a carry back of losses resulting from the deferred preservation cost write-downs. In addition, the Company has recorded $4.2 million in income tax receivables related to $1.7 million of tax overpayments for 2001 and an estimated $2.5 million of tax overpayments for 2002.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), requires the write-down of a long-lived asset to be held and used if the carrying value of the asset or the asset group to which the asset belongs, is not recoverable and exceeds its fair value. The asset or asset group is not recoverable if its carrying value exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. In applying SFAS 144, the Company determined that the asset groups consisted of the long-lived assets related to the Company's two reporting segments, as these represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company used a fourteen-year period for the undiscounted future cash flows. This period of time was selected based upon the remaining life of the primary assets of the asset groups, which are leasehold improvements. Based on its analysis, management does not believe an impairment of the Company's intangible and tangible assets related to the tissue preservation business or medical device business had occurred as of September 30, 2002. However, depending on the Company's ability to address the observations detailed in the Warning Letter and the future effects of adverse publicity surrounding the FDA Order and reported infections on preservation revenues, these assets may become impaired. Management will continue to evaluate the recoverability of these assets.

Goodwill resulting from business acquisitions is not amortized, but is instead subject to periodic impairment testing in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As a result of the FDA Order, the Company determined that an evaluation of the possible impairment of intangible assets under SFAS 142 was necessary. The Company engaged an independent valuation expert to perform the valuation using a discounted cash flow methodology, and as a result of this analysis, the Company determined that goodwill related to its tissue processing reportable unit was fully impaired as of September 30, 2002. Therefore, the Company recorded a write-down of $1.4 million in goodwill during the quarter ended September 30, 2002. Management does not believe an impairment exists related to the other intangible assets. Management will continue to evaluate the recoverability of these intangible assets.


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

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. At September 30, 2002 and December 31, 2001, all marketable equity securities and debt securities were designated as available-for-sale.

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

The following is a summary of cash equivalents and marketable securities (in thousands):

                                                                                   Unrealized         Estimated
                                                Adjustments        Adjusted         Holding            Market
September 30, 2002             Cost Basis      to Cost Basis      Cost Basis     Gains/(Losses)        Value
                             -----------------------------------------------------------------------------------
Cash equivalents:
   Money market funds        $          47     $          --    $          47     $          --    $          47
   Municipal obligations             5,636                --            5,636                --            5,636
                             -----------------------------------------------------------------------------------
                             $       5,683     $          --    $       5,683     $          --    $       5,683
                             ===================================================================================
Marketable securities:
   Municipal obligations     $      15,615     $          --    $      15,615     $         311    $      15,926
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
                             ===================================================================================

The Adjustments to Cost Basis column includes a $1.6 million loss as of December 31, 2001 recorded for an other than temporary decline in the market value of debt and equity securities. Differences between cost and market listed above, consisting of a net unrealized holding gain less deferred taxes of $106,000 at September 30, 2002 and $50,000 as of December 31, 2001, are included in the accumulated other comprehensive income account of shareholders' equity.

The marketable securities of $15.9 million on September 30, 2002 and $26.5 million on December 31, 2001 had maturity dates as follows: approximately $1.3 million and zero, respectively, had a maturity date of less than 90 days, approximately $3.2 million and $3.4 million, respectively, had a maturity date between 90 days and 1 year, approximately $11.4 million and $14.5 million, respectively, had a maturity date between 1 and 5 years, and approximately zero and $8.6 million matured in more than 5 years or did not have a maturity date.

NOTE 4 - INVENTORIES

Inventories are comprised of the following (in thousands):

                                          September 30,       December 31,
                                              2002                2001
                                          ---------------------------------

Raw materials                             $       2,598      $        1,987
Work-in-process                                     264               1,183
Finished goods                                    1,797               3,089
                                          ---------------------------------
                                          $       4,659      $        6,259
                                          =================================

In the third quarter of 2002, the Company recorded a $3.1 million write-down of bioprosthetic valves, including SynerGraft(R) and non-SynerGraft treated porcine heart valves, due to the Company's decision to stop future expenditures on the development and marketing of these valves and to maintain its focus on its preservation services business, and its BioGlue(R) and SynerGraft vascular graft product lines.


NOTE 5 - EARNINGS/(LOSS) PER SHARE

The  following   table  sets  forth  the   computation   of  basic  and  diluted
earnings/(loss) per share (in thousands, except per share data):

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
                                            -------------------------------       ------------------------------
                                                 2002              2001               2002              2001
                                            -------------------------------       ------------------------------

Numerator for basic and diluted earnings
   per share:
Net (loss) income available to common
   shareholders                             $     (19,646)    $       2,692       $    (22,064)    $       7,202
                                            ===============================       ==============================

Denominator for basic earnings per share:
Weighted-average basis                              19,526           18,832              19,388           18,785
     Effect of dilutive stock options                   --              939                  --              850
                                            -------------------------------       ------------------------------
Denominator for diluted earnings per share:
Adjusted weighted-average shares                    19,526           19,771              19,388           19,635
                                            ===============================       ==============================

Net (loss) earnings per share:
   Basic                                    $       (1.01)    $        0.14       $      (1.14)    $        0.38
                                            ===============================       ==============================
   Diluted                                  $       (1.01)    $        0.14       $      (1.14)    $        0.37
                                            ===============================       ==============================

The effects of stock options of 791,000 and 975,000 shares for the three and nine months ended September 30, 2002, respectively, were excluded from the calculation because the amounts are antidilutive for the periods presented.

On July 23, 2002 the Company's Board of Directors authorized the purchase of up to $10 million of its common stock. As of August 13, 2002 the Company had repurchased 68,000 shares of its common stock for $663,000. No further purchases are anticipated in the near term.


NOTE 6 - DEBT

On April 25, 2000 the Company entered into a loan agreement permitting the Company to borrow up to $8 million under a line of credit during the expansion of the Company's corporate headquarters and manufacturing facilities. Borrowings under the line of credit accrued interest equal to Adjusted LIBOR plus 2% adjusted monthly. On June 1, 2001, the line of credit was converted to a term loan (the "Term Loan") to be paid in 60 equal monthly installments of principal plus interest computed at Adjusted LIBOR plus 1.5% (3.32% at September 30,
2002). At September 30, 2002 the principal balance of the Term Loan was $6.0 million. The Term Loan is secured by substantially all of the Company's assets. The Term Loan contains certain restrictive covenants including, but not limited to, maintenance of certain financial ratios, a minimum tangible net worth requirement, and the requirement that no materially adverse event has occurred. The lender has notified the Company that the FDA Order, as described in Note 2, and the inquiries of the SEC, as described in Note 11, have had a material adverse effect on the Company that constitutes an event of default. Additionally, as of September 30, 2002, the Company is in violation of the debt coverage ratio and net worth financial covenants. As of October 28, 2002 the lender has elected not to declare an event of default, but reserves the right to exercise any such right under the terms of the Term Loan. Therefore, all amounts due under the Term Loan as of September 30, 2002 are reflected as a current liability on the Summary Consolidated Balance Sheets.

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

On July 30, 2002 the Company entered into a line of credit agreement with the same lender as for the Term Loan, permitting the Company to borrow up to $10 million. Borrowings under the line of credit agreement accrue interest equal to Adjusted LIBOR plus 1.25% adjusted monthly. This loan is secured by substantially all of the Company's assets. As of September 30, 2002 no amounts were drawn on the line of credit. As a result of the FDA Order, as discussed in
Note 2, the Company is not in compliance with the lender's requirements for advances of funds under the line of credit. On August 21, 2002 the lender notified the Company that it was not entitled to any further advances under the line of credit.


NOTE 7 - DERIVATIVES

The Company's Term Loan, which accrues interest computed at Adjusted LIBOR plus 1.5%, exposes the Company to changes in interest rates going forward. On March 16, 2000, the Company entered into a $4.0 million notional amount forward-starting interest swap agreement, which took effect on June 1, 2001 and expires in 2006. This swap agreement was designated as a cash flow hedge to effectively convert a portion of the Term Loan balance to a fixed rate basis, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement, without an exchange of the underlying principal amounts. The differential to be paid or received is recognized in the period in which it accrues as an adjustment to interest expense on the Term Loan.

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

In August 2002 the Company determined that changes in the derivative's fair value could no longer be recorded in other comprehensive income, as a result of the uncertainty of future cash payments on the Term Loan caused by the lender's ability to declare an event of default as discussed in Note 6. Beginning in August 2002 the Company is recording all changes in the fair value of the derivative currently in other expense/income on the Summary Consolidated

Statements of Operation, and is amortizing the amounts previously recorded in other comprehensive income into other expense/income over the remaining life of the agreement. If the lender accelerates the payments due under the Term Loan by declaring an event of default, any remaining balance in other comprehensive income will be reclassed into other expense/income during that period.

At September 30, 2002 the notional amount of this swap agreement was $3.0 million, and the fair value of the interest rate swap agreement, as estimated by the bank based on its internal valuation models, was a liability of $305,000.
The fair value of the swap agreement is recorded as part of long-term liabilities. For the three and nine months ended September 30, 2002 the Company recorded a loss of $26,000 on the interest rate swap. The unamortized value of the swap agreement, recorded in the accumulated other comprehensive income account of shareholders' equity, was $279,000 at September 30, 2002.


NOTE 8 - COMPREHENSIVE INCOME/(LOSS)

Components of comprehensive income/(loss) consist of the following, net of tax (in thousands):

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                       September 30,
                                            -------------------------------       ------------------------------
                                                 2002              2001               2002              2001
                                            -------------------------------       ------------------------------

Net (loss) income                           $      (19,646)   $       2,692       $     (22,064)   $       7,202
   Unrealized gain/(loss) on investments                56              (45)                 98              772
   Change in fair value of interest rate swap
   (including cumulative effect of adopting
     SFAS 133 in 2001)                                  (6)             (67)                 17             (225)
   Translation adjustment                              (12)             176                 205               52
                                            -------------------------------       ------------------------------
Comprehensive income                        $      (19,608)   $       2,756       $     (21,744)   $       7,801
                                            ===============================       ==============================

The tax effect on the change in unrealized gain/loss on investments is $29,000 and zero for the three months ended September 30, 2002 and 2001, respectively. The tax effect for the nine months ended September 30, 2002 and 2001 is $56,000 and $398,000, respectively. The tax effect on the change in fair value of the interest rate swap is $4,000 and $34,000 for the three months ended September 30, 2002 and 2001, respectively. The tax effect for the nine months ended September 30, 2002 and 2001 is $2,000 and $115,000, respectively. The translation adjustment is not currently adjusted for income taxes, as it relates to a permanent investment in a foreign subsidiary.


NOTE 9 - ACCOUNTING PRONOUNCEMENTS

On January 1, 2002 the Company was required to adopt SFAS 142 and SFAS 144. SFAS 142 specifies that goodwill and certain other intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. See Note 2 for a discussion of the impact of these two statements on the current quarter results.

The Company will be required to adopt SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003. SFAS 143 addresses accounting and reporting for retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company has determined that the adoption of SFAS 143 will not have a material effect on the results of operations or financial position of the Company.

The Company will be required to adopt SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections" ("SFAS 145"), on January 1, 2003. SFAS 145 rescinds SFAS No. 4, 44 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS 145 also amends SFAS No. 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of this Statement.

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

The primary measure of segment performance, as viewed by the Company's management, is segment gross margin, or net external revenues less cost of preservation services and products. The Company does not segregate assets by segment, therefore asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of preservation services and products, and gross margins for the Company's operating segments (in thousands):

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                       September 30,
                                            -------------------------------       ------------------------------
                                                 2002              2001               2002              2001
                                            -------------------------------       ------------------------------

Revenue:
   Human tissue preservation services, net a        11,300           19,737              49,074           57,069
   Implantable medical devices                       5,354            2,600              15,892            8,029
   All other b                                         235              230                 658              598
                                            -------------------------------       ------------------------------
                                            $       16,889    $      22,567       $      65,624    $      65,696
                                            -------------------------------       ------------------------------
Cost of Preservation Services and Products:
   Human tissue preservation services c             27,978            8,188              53,244           23,558
   Implantable medical devices                       4,739            1,196               8,817            4,051
   All other b                                          --               --                  --               --
                                            -------------------------------       ------------------------------
                                                    32,717            9,384              62,061           27,609
                                            -------------------------------       ------------------------------
Gross Margin (Loss):
   Human tissue preservation services              (16,678)          11,549              (4,170)          33,511
   Implantable medical devices                         615            1,404               7,075            3,978
   All other b                                         235              230                 658              598
                                            -------------------------------       ------------------------------
                                            $      (15,828)   $      13,183       $       3,563    $      38,087
                                            -------------------------------       ------------------------------

a Revenue from human tissue preservation services includes the estimated effect of the return of tissues subject to recall by the FDA Order of $1.0 million and $3.5 million, respectively, in the three and nine months ended September 30, 2002.
b The "All other" designation includes 1) grant revenue and 2) distribution revenue.

c Cost of human tissue preservation services includes the write-down of deferred preservation costs for tissues subject to the FDA Order of $22.7 and $32.7 million, respectively, in the three and nine months ended September 30, 2002.

The following table summarizes net revenues by product (in thousands):

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                       September 30,
                                            -------------------------------       ------------------------------
                                                 2002              2001               2002              2001
                                            -------------------------------       ------------------------------

Revenue:
Human tissue preservation services, net a:
   Cardiovascular tissue                    $        5,487    $       8,209       $      20,131    $      22,307
   Vascular tissue                                   3,260            6,192              14,918           18,617
   Orthopaedic tissue                                2,553            5,336              14,025           16,145
                                            -------------------------------       ------------------------------
Total preservation services                         11,300           19,737              49,074           57,069
                                            -------------------------------       ------------------------------

BioGlue surgical adhesive                            5,183            2,431              15,308            7,505
Bioprosthetic devices                                  171              169                 584              524
Distribution and grant                                 235              230                 658              598
                                            -------------------------------       ------------------------------
                                            $       16,889    $      22,567       $      65,624    $      65,696
                                            ===============================       ==============================

a Revenue from tissue preservation services includes the estimated effect of the return of tissues subject to recall by the FDA Order of $170,000 and $510,000, respectively, in cardiovascular tissue, $833,000 and $2.5 million, respectively, in vascular tissue, and $28,000 and $408,000, respectively, in orthopaedic tissue, totaling $1.0 and $3.5 million, respectively, for the three and nine months ended September 30, 2002.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

In the normal course of business as a medical device and services company the Company has product liability complaints filed against it. As of October 28, 2002 fifteen cases had been filed against the Company between May 18, 2000 and October 8, 2002. The cases are currently in the pre-discovery or discovery stages. Of these cases, nine allege product liability claims arising out of the Company's orthopaedic tissue, four allege product liability claims arising out of the Company's allograft heart valve tissue, one alleges product liability claims arising out of the Company's allograft vascular tissue, and one alleges product liability claims arising out of the non-tissue products made by Ideas for Medicine, when it was a subsidiary of the Company.

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

The Company maintains insurance policies, which the Company believes to be adequate to defend against these suits. The Company's insurance company has been notified of these actions. The Company intends to vigorously defend against these claims. Nonetheless, an adverse judgment in excess of the Company's insurance coverage could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

Several putative class action lawsuits were filed in July through September 2002 against the Company and certain officers of the Company alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, by issuing a series of materially false and misleading statements to the market throughout the Class Period of August of 2000 through August of 2002, which statements had the effect of artificially inflating the market price of the Company's securities. The principal allegations of the complaints are that the Company failed to disclose its alleged lack of compliance with certain FDA regulations regarding the handling and processing of certain tissues and other product safety matters. The plaintiffs seek unspecified compensatory damages in an amount to be proven at trial. The Company believes these cases will be consolidated into one putative class action lawsuit. The Company believes the claims made in the lawsuits are without merit and intends to vigorously defend against these claims. Management has retained the services of the Atlanta based law firm of King & Spalding to defend the Company. The Company carries director's and officer's liability insurance, which the Company believes to be adequate to defend against these suits. Nonetheless, an adverse judgment in excess of the Company's insurance coverage could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

The Company received notice in October that a complaint had been filed instituting a shareholder derivative action against the Company and Company officers and directors Steven G. Anderson, Albert E. Heacox, John W. Cook, Ronald C. Elkins, Virginia C. Lacy, Ronald D. McCall, Alexander C. Schwartz and Bruce J. Van Dyne. The suit was filed in the Superior Court of Gwinnett County, Georgia, by Rosemary Lichtenberger but has not been served on the defendants. The suit alleges the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to engage in practices that caused the Company to suffer damages by being out of compliance with FDA guidelines, and by causing the Company to issue press releases that erroneously portrayed CryoLife's products, operations, financial results and future prospects. The complainant seeks undisclosed damages, costs and attorney's fees, punitive damages and prejudgment interest against the individual defendants derivatively on behalf of the Company as a nominal defendant. Filing of the complaint was preceded by a demand letter on behalf of the complainant dated one day prior to the filing of the suit. Another derivative demand letter of similar import was received on behalf of complainant Robert F. Fraley; however, to the Company's knowledge, no suit has yet been filed by Mr. Fraley. The Company's Board of Directors has established an independent committee to investigate the claims asserted in the Lichtenberger complaint and the demands made in the Fraley letter and report back to the Board with its recommendations for action in response to the shareholders' demands. The independent committee has engaged independent legal counsel to assist in the investigation.

On August 7, 2002 the Company announced the settlement of its ongoing litigation with Colorado State University Research Foundation ("CSURF") over the ownership of the Company's SynerGraft technology. The settlement resolves all disputes between the parties and extinguishes all CSURF ownership claims to any aspect of the Company's SynerGraft technology. The settlement includes an unconditional assignment to the Company of CSURF tissue engineering patents, trade secrets and know-how relating to tissue decellularization and recellularization. The technology assignment supercedes the 1996 technology license, which was terminated by the terms of the settlement. Payment terms include a nonrefundable advance of $400,000 paid by the Company to CSURF that will be applied to earned royalties as they accrue through March 2011. The Company recorded these amounts as prepaid royalties and will expense the amounts as the royalties accrue. The earned royalty rate is a maximum of 0.75% of net revenues from products or tissue services utilizing the SynerGraft technology. Royalties earned under the agreement for revenues through September 30, 2002 were approximately $33,000.

On  August  17,  2002 the  Company  received  a letter  from the  United  States
Securities and Exchange Commission (the "SEC Letter") that stated that the Company was subject to an investigation related to the Company's August 14, 2002 announcement of the FDA Order and requesting information from the Company from the period between September 1, 2001 through the date of the Company's response to the SEC Letter. The SEC Letter stated, in part, that "We are trying to determine whether there have been any violations of the federal securities laws. The investigation and the subpoena do not mean that we have concluded that anyone has broken the law. Also, the investigation does not mean that we have a negative opinion of any person, entity or security." The staff of the SEC subsequently confirmed that its investigation is informal in nature, and that it does not have subpoena power at this time. At the present time, the Company is unable to predict the outcome of this matter.

The Company has concluded that it is probable that it will incur losses relating to claims and litigation of at least $1.2 million; which represents the aggregate amount of the Company's deductibles under its product liability and directors' and officers' insurance policies. Therefore the Company has recorded an accrual of $1.2 million as of June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RECENT EVENTS

On August 13, 2002 the Company received an order from the Atlanta district office of the FDA regarding the non-valved cardiac, vascular, and orthopaedic tissue processed by the Company since October 3, 2001 (the "FDA Order"). Revenue from human tissue preservation services accounted for 78% of the Company's revenues for the six months ended June 30, 2002, and of those revenues 67% or $26.9 million were derived from preservation of tissues subject to the FDA Order. The Company announced the receipt of the FDA Order in a press release dated August 14, 2002. The FDA Order follows an FDA Warning Letter dated June 17, 2002, which the Company announced in a press release dated June 24, 2002. Subsequently, the Company responded to the Warning Letter and requested a meeting with the FDA. The FDA Order contains the following principal provisions:

o The FDA alleges that, based on its inspection of the Company's facility on March 25 through April 12, 2002, certain human tissue processed and distributed by the Company may be in violation of 21 Code of Federal Regulations ("CFR") Part 1270. (Part 1270 requires persons or entities engaged in the recovery, screening, testing, processing, storage, or distribution of human tissue to perform certain medical screening and testing on human tissue intended for transplantation. The rule also imposes requirements regarding procedures for the prevention of contamination or cross-contamination of tissues during processing and the maintenance of certain records related to these activities.)

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

o The FDA strongly recommends that the Company perform a retrospective review of all tissue in inventory (i.e. currently in storage at the Company) that is not referenced in the FDA Order to assure that it was recovered, processed, stored, and distributed in conformance with 21 CFR 1270.

o The Center for Devices and Radiological Health ("CDRH"), a division of the FDA, is evaluating whether there are similar risks that may be posed by the Company's allograft heart valves, and will take further regulatory action if appropriate.


Pursuant to the FDA Order, the Company placed all non-valved cardiac, vascular, and orthopaedic tissue subject to the FDA Order on quality assurance quarantine and is recalling all non-valved cardiac, vascular, and orthopaedic tissues subject to the FDA Order (i.e. processed since October 3, 2001) that have been distributed but not implanted. The Company appealed the FDA Order on August 14, 2002 and requested a hearing with the FDA, which has been set for December 12, 2002. After the FDA issued its order regarding the recall, Health Canada also issued a recall on the same types of tissue and other countries have inquired about the circumstances surrounding the FDA Order.

On September 5, 2002, the Company reached an agreement with the FDA (the "Agreement") that supplements the FDA Order and permits the Company to resume processing and limited distribution of its life-saving and limb-saving non-valved cardiac and vascular tissues. The Agreement allows the tissue to be released for distribution after the Company completes steps to assure that the tissue is used for approved purposes and that patients will be notified of risks associated with tissue use. Specifically, the Company must obtain physician prescriptions and tissue packaging must contain appropriate warning labels. The Agreement also calls for the Company to undertake to identify third-party records of donor tissue testing, and to destroy tissue from donors in whom microorganisms associated with an infection are found. In addition, the Agreement, which has a forty-five working-day term ending November 7, 2002, specifies interim operating procedures to permit the Company to distribute tissues processed during the term of the Agreement. The Company also agreed to establish a corrective action plan within 30 days with steps to validate processing procedures. The corrective action plan was submitted on October 5, 2002. The FDA will review records and other relevant information related to the Company's release of tissue under the Agreement, as well as the status of the Company's corrective action plan, before determining whether this Agreement should be renewed or modified to provide for any further release of tissue subject to the FDA Order.

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

As a result of the adverse publicity surrounding the FDA Warning Letter, the Company's procurement of cardiac tissues, from which heart valves and non-valved cardiac tissues are processed, decreased 15% in September 2002 as compared to September 2001. Although, the Company expects to be able to maintain the current level of cardiac tissue procurement if it continues to make progress in addressing the observations detailed in the Warning Letter, there is no guarantee that sufficient tissue will be available. The Company has continued to process and distribute heart valves since the receipt of the FDA Order, as these tissues are not subject to the FDA Order. The Company reduced the level of processing for non-valved cardiac tissue to minimum levels after the receipt of the FDA Order. After the Agreement, the Company resumed processing of non-valved cardiac tissues under the interim operating procedures.

Upon receipt of the FDA Order, the Company ceased the procurement and processing of vascular tissues until it entered into the Agreement allowing for interim processing and distribution of vascular tissues. On September 17, 2002 the Company resumed the procurement and processing of vascular tissues under the interim operating procedures. The Company anticipates it will procure and process vascular tissues at reduced levels as compared to prior year periods at least until it addresses the observations detailed in the Warning Letter and evaluates the demand for the vascular tissues.

Upon receipt of the FDA Order, the Company ceased the procurement and processing of orthopaedic tissues. The Company does not anticipate procuring and processing additional orthopaedic tissues until after it has satisfied the observations detailed in the Warning Letter.

As a result of the FDA Order, the Company recorded a reduction to pretax income of $12.6 million in the quarter ended June 30, 2002. The reduction was comprised of a net $8.9 million increase to cost of human tissue preservation services, a $2.4 million reduction to revenues (and accounts receivable) for the estimated return of the tissues subject to recall by the FDA Order, and a $1.3 million accrual recorded in general, administrative, and marketing expenses for retention levels under the Company's product liability and directors' and officers' insurance policies of $1.2 million (see Note 11), and for estimated expenses of $75,000 for packaging and handling for the return of affected tissues under the FDA Order. The net increase of $8.9 million to cost of preservation services is comprised of a $10.0 million write-down of deferred preservation costs for tissues subject to the FDA Order, offset by a $1.1 million decrease in cost of preservation services due to the estimated tissue returns resulting from the FDA Order (the costs of such recalled tissue are included in the $10.0 million write-down). The Company evaluated many factors in determining the magnitude of impairment to deferred preservation costs as of June 30, 2002, including the impact of the FDA Order, the possibility of continuing action by the FDA or other United States and foreign government agencies, and the possibility of unfavorable actions by physicians, customers, procurement organizations, and others. As a result of this evaluation, management believed that since all non-valved cardiac, vascular, and orthopaedic allograft tissues processed since October 3, 2001 are under recall pursuant to the FDA Order, and the Company did not know if it would obtain a favorable resolution of its appeal and request for modification of the FDA Order, the deferred preservation costs for tissues subject to the FDA Order had been significantly impaired. The Company estimated that this impairment approximated the full balance of the deferred preservation costs of the tissues subject to the FDA Order, which included the tissues stored by the Company and the tissues to be returned to the Company, and therefore recorded a write-down of $10.0 million for these assets.

In the quarter ended September 30, 2002, the Company recorded a reduction to pretax income of $24.6 million as a result of the FDA Order. The reduction was comprised of a net $22.2 million increase to cost of human tissue preservation services, a $1.4 million write-down of goodwill, and a $1.0 million reduction to revenues (and accounts receivable) for the estimated return of the tissues shipped during the third quarter subject to recall by the FDA Order. The net $22.2 million increase to cost of preservation services is comprised of a $22.7 million write-down of deferred preservation costs, offset by a $0.5 million decrease in cost of preservation services due to the estimated and actual tissue returns resulting from the FDA Order (the costs of such recalled tissue are included in the $22.7 million write-down).

The Company evaluated multiple factors in determining the magnitude of impairment to deferred preservation costs, including the impact of the current FDA Order, the possibility of continuing action by the FDA or other United States and foreign government agencies, the possibility of unfavorable actions by physicians, customers, procurement organizations, and others, the progress made to date on the corrective action plan, and the requirement in the Agreement that tissues subject to the FDA Order be replaced with tissues processed under validated methods. As a result of this evaluation, management believes that all tissues subject to the FDA Order as well as the majority of tissues processed prior to October 3, 2001, including heart valves which are not subject to the FDA Order, are fully impaired. Management believes that most of the Company's customers will only order tissues processed under the interim operating procedures established under the Agreement or tissues processed under future procedures approved by the FDA once these tissues are available. The Company anticipates the tissues processed under the interim operating procedures established under the Agreement will be available early to mid-November. Thus, the Company has recorded a write-down of deferred preservation costs for processed tissues in excess of the supply required to meet demand prior to the release of these interim processed tissues. As of September 30, 2002 the balance of the deferred preservation costs after the write-down was $545,000 of allograft heart valves, $176,000 of non-valved cardiac tissues, $931,000 of vascular tissues, and $10,000 of orthopaedic tissues.

As a result of the write-down of deferred preservation costs, the Company has recorded a deferred tax asset of $12.2 million. Upon destruction of the tissues associated with the deferred preservation costs, the deferred tax asset will be reclassed as an income tax receivable. An expected refund will be generated through a carry back of losses resulting from the deferred preservation cost write-downs. In addition, the Company has recorded $4.2 million in income tax receivables related to $1.7 million of tax overpayments for 2001 and an estimated $2.5 million of tax overpayments for 2002.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), requires the write-down of a long-lived asset to be held and used if the carrying value of the asset or the asset group to which the asset belongs, is not recoverable and exceeds its fair value. The asset or asset group is not recoverable if its carrying value exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. In applying SFAS 144, the Company determined that the asset groups consisted of the long-lived assets related to the Company's two reporting segments, as these represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company used a fourteen-year period for the undiscounted future cash flows. This period of time was selected based upon the remaining life of the primary assets of the asset groups, which are leasehold improvements. Based on its analysis, management does not believe an impairment of the Company's intangible and tangible assets related to the tissue preservation business or medical device business had occurred as of September 30, 2002. However, depending on the Company's ability to address the observations detailed in the Warning Letter and the future effects of adverse publicity surrounding the FDA Order and reported infections on preservation revenues, these assets may become impaired. Management will continue to evaluate the recoverability of these assets.

Goodwill resulting from business acquisitions is not amortized, but is instead subject to periodic impairment testing in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As a result of the FDA Order, the Company determined that an evaluation of the possible impairment of intangible assets under SFAS 142 was necessary. The Company engaged an independent valuation expert to perform the valuation using a discounted cash flow methodology, and as a result of this analysis, the Company determined that goodwill related to its tissue processing reportable unit was fully impaired as of September 30, 2002. Therefore, the Company recorded a write-down of $1.4 million in goodwill during the quarter ended September 30, 2002. Management does not believe an impairment exists related to the other intangible assets. Management will continue to evaluate the recoverability of these intangible assets.

On September 3, 2002 the Company announced a reduction in employee force of approximately 105 employees. The Company anticipates that severance and related costs will be approximately $690,000, which was recorded in the third quarter of 2002. As a result of the employee reduction, management anticipates personnel costs will be reduced by approximately $385,000 per month.

See Part II, Item 1 "Legal Proceedings" for a discussion of certain material legal proceedings.


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

REVENUE RECOGNITION: The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on applying generally accepted accounting principles to revenue recognition issues. Revenues for human tissue preservation services are recognized when services are completed and tissue is delivered to the customer. The Company accepts returned human tissue within 72 hours of original shipment if certain quality criteria are maintained. The Company has recorded the estimated revenues of tissues to be recalled pursuant to the FDA Order as a service revenue return. Revenues for products are recognized at the time the product is shipped, at which time title passes to the customer. There are no further performance obligations and delivery occurs upon shipment. Revenues from research grants are recognized in the period the associated costs are incurred. The Company assesses the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.

DEFERRED PRESERVATION COSTS: Tissue is procured from deceased human donors by organ and tissue procurement agencies, which consign the tissue to the Company for processing and preservation. Preservation costs related to tissue held by the Company are deferred until revenue is recognized upon shipment of the tissue to the implanting hospital. Deferred preservation costs consist primarily of laboratory expenses, tissue procurement fees, fringe and facility allocations, and freight-in charges, and are stated, net of reserve, on a first-in, first-out basis.

As of September 30, 2002 the deferred preservation costs were $545,000 for allograft heart valve tissues, $176,000 for non-valved cardiac tissues, $931,000 for vascular tissues, and $10,000 for orthopaedic tissues. For the three and nine months ended September 30, 2002, respectively, the Company recorded a write-down of deferred preservation costs of $8.7 million and $8.7 million for valved cardiac tissues, $1.3 million and $2.9 million for non-valved cardiac tissues, $6.9 million and $11.9 million for vascular tissues, and $5.8 million and $9.2 million for orthopaedic tissue totaling $22.7 and $32.7 million. These write-downs were recorded as a result of the FDA Order as discussed in the Recent Events section. The amount of these write-downs reflects management's estimate based on information currently available to it. These estimates may prove inaccurate, as the scope and impact of the FDA Order are determined. Management will continue to evaluate the recoverability of these deferred preservation costs based on the factors discussed in the Recent Events section and record additional write-downs if it becomes clear that additional impairments have occurred.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL: The Company assesses the impairment of its long-lived, identifiable intangible assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important that could trigger an impairment review include the following:

o significant underperformance relative to expected historical or projected future operating results;

o    significant negative industry or economic trends;

o    significant  decline in the Company's  stock price for a sustained  period;
     and

o    the Company's market capitalization relative to net book value.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), requires the write-down of a long-lived asset to be held and used if the carrying value of the asset or the asset group to which the asset belongs, is not recoverable and exceeds its fair value. The asset or asset group is not recoverable if its carrying value exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. In applying SFAS 144, the Company determined that the asset groups consisted of the long-lived assets related to the Company's two reporting segments, as these represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company used a fourteen-year period for the undiscounted future cash flows. This period of time was selected based upon the remaining life of the primary assets of the asset groups, which are leasehold improvements. Based on its analysis, management does not believe an impairment of the Company's intangible and tangible assets related to the tissue preservation business or medical device business had occurred as of September 30, 2002. However, depending on the Company's ability to address the observations detailed in the Warning Letter and the future effects of adverse publicity surrounding the FDA Order and reported infections on preservation revenues, these assets may become impaired. Management will continue to evaluate the recoverability of these assets.

Goodwill resulting from business acquisitions is not amortized, but is instead subject to periodic impairment testing in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Patent costs are amortized over the expected useful lives of the patents (primarily 17 years) using the straight-line method. Other intangibles, which consist primarily of manufacturing rights and agreements, are amortized over the expected useful lives of the related assets (primarily five years). As a result of the FDA Order, the Company determined that an evaluation of the possible impairment of intangible assets under SFAS 142 was necessary. The Company engaged an independent valuation expert to perform the valuation using a discounted cash flow methodology, and as a result of this analysis, the Company determined that goodwill related to its tissue processing reportable unit was fully impaired as of September 30, 2002. Therefore, the Company recorded a write-down of $1.4 million in goodwill during the quarter ended September 30, 2002. Management does not believe an impairment exists related to the other intangible assets. Management will continue to evaluate the recoverability of these intangible assets.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002 the Company was  required to adopt SFAS 142 and SFAS 144. See
Critical   Accounting   policies  for  a  discussion  of  the  impact  of  these
pronouncements on current financial results.

The Company will be required to adopt SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003. SFAS 143 addresses accounting and reporting for retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company has determined that the adoption of SFAS 143 will not have a material effect on the financial position, results of operations, and cash flows of the Company.

The Company will be required to adopt SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections" ("SFAS 145") on January 1, 2003. SFAS 145 rescinds SFAS No. 4, 44 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS 145 also amends SFAS No. 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of this Statement.

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


RESULTS OF OPERATIONS

REVENUES

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                       September 30,
                                            -------------------------------       ------------------------------
                                                 2002              2001               2002              2001
                                            -------------------------------       ------------------------------

Revenues as reported                        $       16,889    $      22,567       $      65,624    $      65,696
Reduction in revenues due to
  estimated tissue returns                           1,031               --               3,464              --
                                            --------------    -------------       -------------    ------------
Revenues prior to reduction for
  estimated tissue returns                  $       17,920    $      22,567       $      69,088    $      65,696
                                            ==============    =============       =============    =============

                                                     One Month Ended
                                                       September 30,
                                            -------------------------------
                                                 2002              2001
                                            -------------------------------
Revenues prior to reduction
  for estimated tissue returns              $        3,632    $       7,394

Revenues prior to the reduction for the estimated effect of tissue returns as a result of the FDA Order decreased 51% and 21% and increased 5%, respectively, for the one, three, and nine months ended September 30, 2002. This decrease in revenues for the one and three months ended September 30, 2002, respectively, was primarily due to a 72% and 38% decrease in human tissue preservation service revenues as a result of the FDA Order's restriction on shipments of certain tissues and decreased demand as a result of the adverse publicity surrounding the FDA Order, partially offset by a 82% and 113% increase in BioGlue(R) Surgical Adhesive revenues for the one and three months ended September 30, 2002. The increase in revenues for the nine month period ended September 30, 2002 was primarily due to a 104% increase in sales of BioGlue Surgical Adhesive, partially offset by a 14% decrease in human tissue preservation service revenues as a result of the FDA Order's restriction on shipments of certain tissues and decreased demand as a result of the adverse publicity surrounding the FDA Order and reported incidents of infection. The BioGlue increases are primarily attributable to the receipt of FDA approval for BioGlue in December 2001.

Revenues as reported decreased 25% and less than 1%, respectively, for the three and nine months ended September 30, 2002. Revenues were adversely impacted by the estimated effect of the return of tissues subject to recall by the FDA Order, which resulted in an estimated decrease of $1.0 million and $3.5 million, respectively, in preservation service revenues during the three and nine months ended September 30, 2002. As discussed herein, the estimated effect of the return of tissues subject to recall includes credits for tissues actually returned to the Company to date and the expected credits for future tissues to be returned to the Company as a result of the FDA Order.

Although the Company has not yet determined the full impact of the FDA Order on future revenues, the September revenues for 2002 as compared to 2001 decreased 51% primarily as a result of the FDA Order and adverse publicity. Management believes that a decrease in revenues as compared to prior periods will continue. In the event the Company is not successful in addressing the issues detailed in the Warning Letter as described in the recent events section or is unable to reach a satisfactory agreement with the FDA, future revenues can be expected to decrease significantly as compared to prior year periods.

BIOGLUE SURGICAL ADHESIVE

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                       September 30,
                                            -------------------------------       ------------------------------
                                                 2002              2001               2002              2001
                                            -------------------------------       ------------------------------

Revenues as reported                        $        5,183    $       2,431       $      15,308    $       7,505
Percentage of total revenue as reported                31%              11%                 23%              11%

Percentage of total revenue prior to
  reduction for estimated tissue returns               29%              11%                 22%              11%

                                                     One Month Ended
                                                      September 30,
                                            -------------------------------
                                                 2002              2001
                                            -------------------------------
Revenues                                    $        1,786    $         981
Percentage of total revenue                            49%              13%

Revenues from the sale of BioGlue Surgical Adhesive increased 82%, 113% and 104%, respectively, for the one, three, and nine month periods ended September 30, 2002. The increase in revenues for the one, three, and nine month periods ended September 30, 2002 was due to an increase in the milliliters of BioGlue shipped of 56%, 89% and 82%, respectively, and an increase in the average selling price of the BioGlue shipped. The increase in shipments was primarily due to the receipt of FDA approval in December 2001 for the use of BioGlue in the United States as an adjunct in open surgical repair of large vessels for adult patients. Domestic revenues accounted for 78% and 69% of total BioGlue revenues for the three months ended September 30, 2002 and 2001, respectively. Domestic revenues accounted for 78% and 67% of total BioGlue revenues for the nine months ended September 30, 2002 and 2001, respectively.

Although BioGlue revenue increased as compared to prior year and BioGlue was not included in the FDA Order, future sales of BioGlue could be adversely affected due to the adverse publicity surrounding the FDA's review of and correspondence with the Company. Additionally, there is a possibility the Company's BioGlue operations could come under increased scrutiny from the FDA as a result of their review of the Company's tissue processing laboratories.

CARDIOVASCULAR PRESERVATION SERVICES

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                       September 30,
                                            -------------------------------       ------------------------------
                                                 2002              2001               2002              2001
                                            -------------------------------       ------------------------------

Revenues as reported                        $        5,487    $       8,209       $      20,131    $      22,307
Percentage of total revenue as reported                32%              36%                 31%              34%

Revenues prior to reduction for
  estimated tissue returns                  $        5,657    $       8,209       $      20,643    $      22,307
Percentage of total revenue prior to
  reduction for estimated tissue returns               32%              36%                 30%              34%

                                                     One Month Ended
                                                      September 30,
                                            -------------------------------
                                                 2002              2001
                                            -------------------------------
Revenues prior to reduction
  for estimated tissue returns              $        1,196    $       2,487
Percentage of total revenue                            33%              34%

Revenues from cardiovascular preservation services, prior to the reduction for estimated returns of tissue subject to the FDA Order, decreased 52%, 31% and 7%, respectively, for the one, three, and nine months ended September 30, 2002. This decrease in revenues for the one, three, and nine month periods ended September 30, 2002 was primarily due to a decline in customer demand due to the adverse publicity surrounding the FDA Order, certain reported tissue infections, and the restrictions on shipments of certain tissues subject to the FDA Order.

Revenues as reported from cardiovascular preservation services decreased 33% and 10%, respectively, for the three and nine months ended September 30, 2002. The revenues from cardiovascular preservation services were adversely impacted by the estimated effect of the non-valved cardiac tissues returned subject to recall by the FDA Order, which resulted in an estimated decrease of $170,000 and $510,000 in service revenues during the three and nine months ended September 30, 2002.

The Company anticipates a future decrease in cardiovascular preservation revenues as compared to prior year periods as a result of the adverse publicity surrounding the FDA Warning Letter, FDA Order, and certain reported tissue infections. If the Company is unable to address the observations detailed in the Warning Letter, future non-valved cardiac preservation revenue, if any, may be immaterial.

VASCULAR PRESERVATION SERVICES

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                       September 30,
                                            -------------------------------       ------------------------------
                                                 2002              2001               2002              2001
                                            -------------------------------       ------------------------------

Revenues as reported                        $        3,260    $       6,192       $      14,918    $      18,617
Percentage of total revenue as reported                19%              27%                 23%              28%

Revenues prior to reduction for
  estimated tissue returns                  $        4,093    $       6,192       $      17,464    $      18,617
Percentage of total revenue prior to
  reduction for estimated tissue returns               23%              27%                 25%              28%


                                                     One Month Ended
                                                      September 30,
                                            -------------------------------
                                                 2002              2001
                                            -------------------------------
Revenues prior to reduction
  for estimated tissue returns              $          573    $       1,942
Percentage of total revenue                            16%              26%

Revenues from human vascular tissue preservation services, prior to reduction for estimated returns of tissue subject to the FDA Order, decreased 70%, 34% and 6%, respectively, for the one, three, and nine months ended September 30, 2002. This decrease in revenues for the one, three, and nine month periods ended September 30, 2002 was primarily due to a decline in customer demand due to the adverse publicity surrounding the FDA Order, certain reported tissue infections, and the restrictions on shipments of certain tissues subject to the FDA Order.

Revenues as reported from human vascular tissue preservation services decreased 47% and 20%, respectively, for the three and nine months ended September 30, 2002. The revenues from vascular tissue preservation services were adversely impacted by the estimated effect of the return of tissues subject to recall by the FDA Order, which resulted in an estimated decrease of $833,000 and $2.5 million, respectively, in vascular preservation service revenues during the three and nine months ended September 30, 2002.

The Company anticipates a future decrease in vascular preservation revenues as compared to prior year periods as a result of the adverse publicity surrounding the FDA Warning Letter, FDA Order, and certain reported tissue infections. If the Company is unable to address the observations detailed in the Warning Letter, future vascular preservation revenues, if any, may be immaterial.

ORTHOPAEDIC PRESERVATION SERVICES

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                       September 30,
                                            -------------------------------       ------------------------------
                                                 2002              2001               2002              2001
                                            -------------------------------       ------------------------------

Revenues as reported                        $        2,553    $       5,336       $      14,025    $      16,145
Percentage of total revenue as reported                15%              24%                 21%              25%

Revenues prior to reduction for
  estimated tissue returns                  $        2,581    $       5,336       $      14,433    $      16,145
Percentage of total revenue prior to
  reduction for estimated tissue returns               14%              24%                 21%              25%

                                                     One Month Ended
                                                      September 30,
                                            -------------------------------
                                                 2002              2001
                                            -------------------------------
(Credits) revenues prior to
  reduction for estimated tissue returns    $          (22)   $       1,870
Percentage of total revenue                            (1%)             25%

Revenues from human orthopaedic tissue preservation services, prior to reduction for estimated returns of tissue subject to the FDA Order, decreased 101%, 52% and 11% for the one, three, and nine months ended September 30, 2002. This decrease in revenues for the one, three, and nine month periods ended September 30, 2002 was primarily due to a decline in customer demand due to the adverse publicity surrounding the FDA Order, certain reported tissue infections, and the restrictions on shipments of certain tissues subject to the FDA Order.

Revenues as reported from human orthopaedic tissue preservation services decreased 52% and 13% for the three and nine months ended September 30, 2002. The revenues from orthopaedic tissue preservation services were adversely impacted by the estimated effect of the return of tissues subject to recall by the FDA Order, which resulted in an estimated decrease of $28,000 and $408,000, respectively, in orthopaedic preservation service revenues during the three and nine months ended September 30, 2002.

The Company anticipates a substantial decrease in the orthopaedic preservation revenues as compared to prior year periods due to the Company's inability to ship orthopaedic grafts processed since October 3, 2001 pursuant to the FDA Order, the adverse publicity resulting from the FDA Warning Letter and FDA Order, and the reported infections in some orthopaedic allograft recipients. If the Company is unable to address the observations detailed in the Warning Letter to enable the Company to process and ship orthopaedic tissue, or if demand for these tissues does not return after the observations are addressed, future orthopaedic preservation revenue, if any, may be immaterial.

BIOPROSTHETIC DEVICES

Revenues from bioprosthetic cardiovascular devices increased 1% to $171,000 for the three months ended September 30, 2002 from $169,000 for the three months ended September 30, 2001, representing 1% of total revenues during each such period. Revenues from bioprosthetic cardiovascular devices increased 11% to $584,000 for the nine months ended September 30, 2002 from $524,000 for the nine months ended September 30, 2001, representing 1% of total revenues during each such period.

DISTRIBUTION AND GRANT REVENUES

Distribution and grant revenues increased to $235,000 for the three months ended September 30, 2002 from $230,000 for the three months ended September 30, 2001. Distribution and grant revenues increased to $658,000 for the nine months ended September 30, 2002 from $598,000 for the nine months ended September 30, 2001. Grant revenues of $77,000 and $230,000, for the three months ended September 30, 2002 and 2001, respectively, and $208,000 and $598,000, for the nine months ended September 30, 2002 and 2001, respectively, are primarily attributable to the SynerGraft(R) research and development programs. Distribution revenues of $158,000 for the three months ended September 30, 2002 and $450,000 for the nine months ended September 30, 2002 are for commissions received for the distribution of orthopaedic tissues for another processor. Distribution revenues for 2001 were zero.

COSTS AND EXPENSES

Cost of human tissue preservation services aggregated $28.0 million for the three months ended September 30, 2002 as compared to $8.2 million for the three months ended September 30, 2001, representing 248% and 41%, respectively, of total human tissue preservation service revenues for each such period. Cost of human tissue preservation services aggregated $53.2 million for the nine months ended September 30, 2002 as compared to $23.6 million for the nine months ended September 30, 2001, representing 108% and 41%, respectively of total human tissue preservation service revenues for each period. The cost of human tissue preservation services for the three and nine months ended September 30, 2002, respectively, includes a $22.7 million and $32.7 million write-down of deferred preservation costs related to the FDA Order as discussed in Recent Events. The Company anticipates a reduction in the cost of human tissue preservation services due to a reduction in shipments of tissues as a result of the FDA Order; however the current cost of human tissue preservation services as a percent of revenue is likely to increase, especially if the decline in the demand for the tissues continues.

Cost of products aggregated $4.7 million for the three months ended September 30, 2002 as compared to $1.2 million for the three months ended September 30, 2001, representing 89% and 46%, respectively, of product revenues for each such period. Cost of products aggregated $8.8 million for the nine months ended September 30, 2002 as compared to $4.1 million for the nine months ended September 30, 2001, representing 55% and 50%, respectively, of total product revenues for each period. The increase in the 2002 cost of products as a percentage of total product revenues is primarily due to a $3.1 million write-down of bioprosthetic valves, including SynerGraft and non-SynerGraft treated porcine valves, in the third quarter of 2002 due to the Company's decision to stop future expenditures on the development and marketing of these valves and to maintain its focus on its preservation services business, and its BioGlue and SynerGraft vascular graft product lines. The decrease in the 2002 cost of products as a percentage of total product revenues was partially offset by a favorable product mix that was impacted by an increase in revenues from BioGlue Surgical Adhesive, which carries higher gross margins than bioprosthetic devices.

General, administrative, and marketing expenses increased 35% to $11.2 million for the three months ended September 30, 2002, compared to $8.3 million for the three months ended September 30, 2001, representing 66% and 37%, respectively, of total revenues during each such period. General, administrative, and marketing expenses increased 31% to $32.1 million for the nine months ended
September 30, 2002, compared to $24.6 million for the nine months ended September 30, 2001, representing 49% and 37%, respectively, of total revenues during each such period. The increase in expenditures for the three and nine months ended September 30, 2002 was primarily due to increased overhead costs in connection with the expansion of the corporate headquarters and manufacturing facility, which was substantially completed in the first quarter of 2002, an increase in insurance premiums, an increase in legal and accounting costs, a $1.2 million accrual for retention levels under the Company's liability and directors' and officers' insurance policies (see Legal Proceedings at Part II, Item 1), and additional professional fees required to address the observations detailed in the Warning Letter. The Company expects to incur significant increases in legal costs and professional fees over the remainder of the year to defend the lawsuits filed against the Company, to address the observations detailed in the Warning Letter and to appeal the FDA Order. Additional marketing expenses may also be incurred to address the effects of the adverse publicity surrounding the FDA Order.

Research and development expenses increased 9% to $1.3 million for the three months ended September 30, 2002, compared to $1.2 million for the three months ended September 30, 2001, representing 8% and 5%, respectively, of total revenues for each such period. Research and development expenses increased 3% to $3.7 million for the nine months ended September 30, 2002, compared to $3.6 million for the nine months ended September 30, 2001, representing 6% and 5%, respectively, of total revenues for each such period. Research and development spending for the three and nine months ended September 30, 2002 was primarily focused on the Company's SynerGraft and Protein Hydrogel Technologies.

As discussed in New Accounting Pronouncements, the Company has recorded a $1.4 million write-down of its goodwill, which is shown as a separate line on the Summary Consolidated Statements of Operation for the three and nine months ended September 30, 2002.

Interest income, net of interest expense, was $33,000 and $412,000 for the three months ended September 30, 2002 and 2001, respectively. Interest income, net of interest expense, was $182,000 and $1.5 million for the nine months ended September 30, 2002 and 2001, respectively. The 2002 decrease in net interest income is due to reduced interest rates in 2002 as compared to 2001 and the lack of interest expense capitalized in 2002 in connection with the expansion of the corporate headquarters and manufacturing facility, which was substantially completed in the first quarter of 2002.

The effective income tax rate was 34% and 32% for the three and nine months ended September 30, 2002 and 2001, respectively.


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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 net working capital was $43.3 million, with a current ratio of 3 to 1, compared to $66.7 million at December 31, 2001. The Company's primary capital requirements historically arose out of general working capital needs, capital expenditures for facilities and equipment, and funding of research and development projects. The Company funded these requirements through bank credit facilities, cash generated by operations and equity offerings. Based on the anticipated decrease in revenues resulting from the FDA Order and associated adverse publicity, the Company expects that its cash generated by operations will decrease significantly over the near term, and that net working capital will decrease. The Company believes that anticipated revenue generation, expense management, savings resulting from the reduction in the number of employees to reflect the reduction in revenues, tax refunds expected to be in excess of $10 million, and the Company's existing cash and marketable securities will enable the Company to meet its liquidity needs through September 30, 2003. It is possible that the Company will not have sufficient funds to meet its primary capital requirements over the long term.

Net cash provided by operating activities was $636,000 for the nine months ended September 30, 2002, as compared to $4.6 million for the nine months ended September 30, 2001. The $636,000 in current year cash provided was primarily due to $8.2 million in net income before depreciation, taxes, and excluding non-cash items, partially offset by a decrease in cash of $7.6 million due to an increase in working capital requirements from planned revenue growth, expansion of product lines, and an increase in tissue procurement. Non-cash adjustments to net income for the nine months ended September 30, 2002 include a $32.7 million write-down for the impairment of deferred preservation costs resulting from the FDA Order as discussed in Recent Events, a $3.1 million write-down for the impairment of inventory as discussed in Costs and Expenses, and a $1.4 million write-down of goodwill as discussed in New Accounting Pronouncements.

Net cash provided by investing activities was $5.2 million for the nine months ended September 30, 2002, as compared to cash used of $12.7 million for the nine months ended September 30, 2001. The $5.2 million in current year cash provided was primarily due to a net $10.5 million increase in cash from marketable securities, primarily due to the maturity of debt securities, and $1.2 million in proceeds from notes receivable, partially offset by a $3.9 million decrease due to capital expenditures in 2002, as the expansion and renovation of the Company's corporate headquarters and manufacturing facilities approached completion, and a decrease due to spending on patents of $2.6 million, primarily relating to costs incurred to defend the SynerGraft technology patents, as discussed in Legal Proceedings.

Net cash used by financing activities was $1.0 million for the nine months ended September 30, 2002, as compared to cash provided of $1.6 million for the nine months ended September 30, 2001. The $1.0 million in current year cash used was primarily due to $1.2 million in principal payments on the Term Loan, $663,000 for the purchase of treasury stock, and $454,000 in principal payments on capital leases, offset by a $1.3 million increase due to proceeds from stock option exercises.

The Company's Term Loan, of which the principal balance was $5.9 million as of October 28, 2002, contains certain restrictive covenants including, but not limited to, maintenance of certain financial ratios and a minimum tangible net worth requirement, and the requirement that no materially adverse event has occurred. The lender has determined that the FDA Order, as described in Note 2 to the Summary Consolidated Financial Statements, and the inquiries of the Securities and Exchange Commission, as described in Note 11 to the Summary Consolidated Financial Statements, have a material adverse effect on the Company that constitutes an event of default. Additionally, as of September 30, 2002, the Company is in violation of the debt coverage ratio and net worth financial covenants. As of October 28, 2002 the lender has elected not to declare an event of default, but reserves the right to exercise any such right under the terms of the Term Loan. Therefore, all amounts due under the Term Loan as of September 30, 2002 are reflected as a current liability on the Consolidated Balance Sheet. In the event the lender calls the Term Loan, the Company at present has adequate funds to pay the principal amount outstanding. The Term Loan is secured by substantially all of the Company's assets.

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

In August 2002 the Company determined that changes in the derivative's fair value could no longer be recorded in other comprehensive income, as a result of the uncertainty of future cash payments on the Term Loan caused by the lender's ability to declare an event of default as discussed in Note 6. Beginning in August 2002 the Company is recording all changes in the fair value of the derivative currently in other expense/income on the Summary Consolidated Statements of Operation, and is amortizing the amounts previously recorded in other comprehensive income into other expense/income over the remaining life of the agreement. If the lender accelerates the payments due under the term load by declaring an event of default, any remaining balance in other comprehensive income will be reclassed into other expense/income during that period.

At September 30, 2002 the notional amount of this swap agreement was $3.0 million, and the fair value of the interest rate swap agreement, as estimated by the bank based on its internal valuation models, was a liability of $305,000.
The fair value of the swap agreement is recorded as part of long-term liabilities. For the three and nine months ended September 30, 2002 the Company recorded a loss of $26,000 on the interest rate swap. The unamortized value of the swap agreement, recorded in the accumulated other comprehensive income account of shareholders' equity, was $279,000 at September 30, 2002.

On July 23, 2002 the Company's Board of Directors authorized the purchase of up to $10 million of its common stock. As of August 13, 2002 the Company had repurchased 68,000 shares of its common stock for $663,000. No further purchases are anticipated in the near term.

On July 30, 2002 the Company entered into a line of credit agreement with the lender that made the Term Loan, permitting the Company to borrow up to $10 million. Borrowings under the line of credit agreement accrue interest equal to Adjusted LIBOR plus 1.25% adjusted monthly. This loan is secured by substantially all of the Company's assets. As of October 28, 2002 no amounts were drawn on the line of credit. As a result of the FDA Order, as discussed in
Note 2 to the Summary Consolidated Financial Statements, the Company is not in compliance with the lender's requirements for advances of funds under the line of credit. On August 21, 2002 the lender notified the Company that it was not entitled to any further advances under the line of credit.

Since October 1998 management has been seeking to enter into a corporate collaboration or to complete a potential private placement of equity or equity-oriented securities to fund the commercial development of its Activation Control Technology ("ACT"). This technology is now held by the Company's wholly owned subsidiary AuraZyme Pharmaceutical, Inc.(R), ("AuraZyme") which was formed on February 26, 2001. This strategy, if successful, will allow an affiliated entity to fund the ACT and should expedite the commercial development of its oncology, fibrin olysis (blood clot dissolving), and surgical sealant product applications without additional research and development expenditures by the
Company (other than through the affiliated company). This strategy, if successful, will favorably impact the Company's liquidity going forward.

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

The Company expects its liquidity to decrease significantly over the next year due to the anticipated significant decrease in revenues as compared to the prior year period, as a result of the FDA Order and an expected decrease in cash due to the increased legal and professional costs relating to the defense of lawsuits and the FDA Order. On September 3, 2002 the Company announced a reduction in employee force of approximately 105 employees. Severance and related costs are approximately $690,000 and were recorded in the third quarter of 2002. As a result of the employee reduction, management anticipates personnel costs will be reduced by approximately $385,000 per month. The Company believes that anticipated revenue generation, expense management including the cessation of the development of the bioprosthetic valves, savings resulting from the reduction in the number of employees to reflect the reduction in revenues, tax refunds expected to be in excess of $10 million (consisting of $1.7 million of overpayments from 2001 received in October of 2002, $2.5 million of expected overpayments for the 2002 tax year which is expected to be received in the first quarter of 2003, and at least $5.8 million of loss carrybacks generated from deferred preservation cost write-downs the receipt of which will be based upon the timing of the destruction of the related tissues), and the Company's existing cash and marketable securities will enable the Company to meet its liquidity needs through September 30, 2003. Even if the Company is able to address the observations detailed in the FDA's Warning Letter, there is no assurance that the Company will be able to return to the level of demand for its tissue services that existed prior to the FDA Order as a result of the adverse publicity or as a result of customers and tissue banks switching to competitors.

The  Company's  long term  liquidity and capital  requirements  will depend upon numerous factors, including the ability of the Company to address the observations detailed in the Warning Letter, the ability to have the Agreement with the FDA extended, the extent of the anticipated revenue decreases, the costs associated with becoming compliant with the FDA requirements as outlined in the FDA Order, the outcome of litigation against the Company as described in
Part II Item 1 of this Form 10-Q, the level of demand for tissue based on adverse publicity in the event the FDA Order is resolved in a manner favorable to the Company, the timing of the Company's receipt of FDA approvals to begin clinical trials for its products currently in development, the availability of resources required to further develop its marketing and sales capabilities if and when those products gain approval, the extent to which the Company's products generate market acceptance and demand and the resolution of the "Risk Factors" discussed below. The ultimate impact of many of these factors will be affected by the outcome of others. There can be no assurance the Company will not require additional financing or will not seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet future requirements. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

                                  RISK FACTORS

FDA ORDER ON HUMAN TISSUE-DEPENDENCE ON PRESERVATION OF HUMAN TISSUE

On August 13, 2002 the Company received an order from the FDA calling for the retention, recall, and/or destruction of all non-valved cardiac, vascular, and orthopaedic tissue processed by the Company at its headquarters since at least October 3, 2001 based upon allegations of FDA violations by the Company of its handling of such tissue and alleged contamination through the Company's processing of such tissue that resulted in 14 post-transplant infections including one death. A significant portion of the Company's current revenues is derived from the preservation of human tissues. Revenues of human tissue preservation services for the six months ended June 30, 2002, the last period ending prior to the issuance of FDA Order, were 78% of the Company's revenues. Of those revenues, 67% were derived from preservation of tissues subject to the FDA Order representing $26.9 million. Revenues for human tissue preservation services for the year ended 2001 were 86% of the Company's revenues. Of those revenues, 68% were derived from preservation of tissues subject to the FDA Order. On September 30, 2002, the first full month in which the Company was subject to the FDA Order as supplemented by the Agreement, revenues derived from the preservation of tissues for the Company were $1.7 million, a 72% decrease in revenues from September 2001.

The FDA Order has had a material adverse effect on the Company's business, financial condition, results of operations and cash flows. As a result of the FDA Order, the Company has experienced, and continues to expect to experience, decreases in revenues and profits and there is a possibility that the Company may not generate sufficient cash from operations to fund its operations. Although the Agreement that supplements the FDA Order has allowed the Company to process vascular and non-valve cardiac patch tissues subject to the FDA Order with certain restrictions, the Company has continued to experience a reduced demand for such tissues due to the adverse publicity generated from the recall and from implanting physicians' or risk managers at implanting institutions decisions to use human tissue from the Company's competitors. Even if the Company is able to address the observations detailed in the FDA's Warning Letter, demand for such tissue has been, and may continue to be, reduced by the adverse publicity generated from the recall or from implanting physicians' and risk managers' decisions to use human tissue from the Company's competitors. Therefore, even if the Company is able to address the observations detailed in the FDA's Warning Letter, the Company could still experience significant decreases in revenues and profits and there is a possibility that the Company would not generate sufficient cash from operations to fund its operations. Even if the Company is able to address the observations detailed in the FDA's Warning Letter, the Company currently believes that the time for processing human tissue and the costs of such processing are likely to increase, which could have a material adverse affect on the Company's business, results of operations and financial position.

In the event that the Company is able to address the observations detailed in the FDA's Warning Letter, the success of the Company depends upon, among other factors, the availability of sufficient quantities of tissue from human donors. Any material reduction in the supply of donated human tissue could restrict the Company's growth. The Company relies primarily upon the efforts of third party procurement agencies and tissue banks (most of which are not-for-profit) and others to educate the public and foster a willingness to donate tissue. Because of the adverse publicity associated with the recall and uncertainty regarding future tissue processing, some procurement agencies have ceased sending tissue to the Company for processing. If the Company's relationships with procurement agencies continue to be adversely affected or the Company is unable to obtain tissues from procurement agencies that have ceased sending tissue to the Company for processing, the Company may be unable to obtain adequate supplies of donated tissues to operate profitably.

EFFECTS OF FDA ORDER ON LIQUIDITY AND CAPITAL RESOURCES

Based upon the FDA Order, the Company anticipates a continued decrease in liquidity. Based upon the anticipated decrease in revenues and profits from the FDA Order and associated adverse publicity, the Company expects that cash generated by operations will continue to decrease over the near term and working capital could decrease. Although the Company has reduced its level of operation and the number of personnel employed in response to the FDA Order, there is a possibility that the Company may not have sufficient funds to fund its primary capital requirements or to meet its operating and development needs.

CURRENT DEMAND FOR OUR ORTHOPAEDIC TISSUE PRESERVATION SERVICES IS MINIMAL AND MAY NOT RETURN

As a result of the FDA Order and related adverse publicity the Company has received only nominal revenue from the cryopreservation of orthopaedic tissues since August 14, 2002. For the year ended December 2001, human tissue preservation services revenues for orthopaedic tissues were $22.5 million, which represented 26% of the Company's revenues. For the six months ended June 30, 2002, revenues for preservation services for orthopaedic tissues were $11.9 million, which represented 23% of the Company's revenues. Even if the Company is able to address the observations in the FDA's Warning Letter and the Company is allowed to resume processing and shipping of orthopaedic tissues, because orthopaedic tissue is generally not involved in life-saving or limb-saving procedures and due to the adverse publicity, the demand for orthopaedic tissue from the Company may be minimal and may never return to the levels in existence before the FDA Order. As a result, this portion of the Company's business may have to be permanently discontinued or may only continue at an extremely reduced level. Any of these occurrences would result in a significant decrease in the Company's revenues and profitability in the future as compared to historical results.

PHYSICIANS MAY BE RELUCTANT TO IMPLANT THE COMPANY'S PRESERVED TISSUES

Even if the Company is able to address the observations detailed in the FDA's Warning Letter, and the Company is allowed to resume shipping all of the tissues subject to the FDA Order without the restrictions set forth in the Agreement, there is a risk that physicians or implanting institutions will be reluctant to choose the Company's preserved tissues for use in implantation, due to a perception that they may not be safe or to a belief that the implanting physician or hospital may be subject to a heightened liability risk if the Company's tissues are used. In addition, for similar reasons, hospital risk managers may forbid implanting surgeons to utilize the Company's tissues where alternatives are available. If a significant number of implanting hospitals or physicians refused to use tissues preserved by the Company, the Company's revenues and profits would be materially adversely affected.

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

DEMAND FOR HEART VALVES PROCESSED BY THE COMPANY HAS DECREASED AND MAY CONTINUE TO DECREASE

Possibly as a result of the FDA's public statement on August 21, 2002 regarding allograft heart valves, and due to the adverse publicity associated with the FDA Order, some physicians and implanting institutions have been reluctant to choose the Company's allograft heart valves for use in implantation, due to a perception that they may not be safe or to a belief that the implanting institutions or hospitals may be subject to a heightened liability risk if the Company's preserved tissues are used, especially if alternatives are available. If adverse publicity continues, and if the Company is unable to address the observations in the FDA's Warning Letter and the FDA's public statement is not retracted, the demand for Company's allograft heart valves could continue to decrease and may never return to the levels exhibited before the FDA Order. In such an event, the Company's revenues and profits would be materially adversely affected as compared to historical results.

ESTIMATED COSTS OF RECALL AND RELATED WRITE-DOWNS

The Company's financial statements reflect the estimated cost of recalling tissue pursuant to the FDA Order. The Company has recorded a write-down of $32.7 million of deferred preservation costs for tissues subject to the FDA Order. While these estimates are based on the Company's best estimate of the costs associated with the recall and the impairment of deferred preservation costs subject to the FDA Order, there can be no assurance that these costs and write-downs will in fact be limited to the amount estimated.

RISKS RELATED TO PRODUCTS NOT AFFECTED BY THE FDA RECALL

Even though the Company's BioGlue products and its porcine heart valve products (which are not sold in the United States) are not included in the FDA Order, there is a possibility that surgeons or risk managers at institutions that use such products may be reluctant to use such products because of the adverse publicity associated with the FDA Order. Decreased demand for such products, particularly BioGlue, could have a material adverse effect on the Company's business, results of operations and financial position.

REGULATORY ACTION OUTSIDE OF THE UNITED STATES

After the FDA issued its order regarding the recall, Health Canada also issued a recall on the same types of tissue. In addition, other countries have inquired as to the tissues exported by the Company, although their inquiries are now, to the Company's knowledge, complete. In addition, the Company has not shipped tissue out of the United States without following the restrictions set forth in the FDA Order as supplemented by the Agreement. In the event that the Company is unable address the observations detailed in the FDA's Warning Letter or additional regulatory concerns raised by other countries, the Company may be unable to export tissues subject to the FDA Order.

THE COMPANY MAY BE FORCED TO CEASE TISSUE PRESERVATION

If the Company is not able to address the observations detailed in the Warning Letter, or if the allograft heart valves processed by the Company are also recalled, or if the Agreement expires and is not extended, the Company may not be able to profitably continue its tissue processing business. In such an event, the Company would attempt to continue as a smaller adhesives and valve manufacturing company; however, in order to do so the Company would be required to divest itself of a number of assets related to its tissue processing business and would have to institute large-scale workforce reductions. There is no guarantee that the resulting entity would be able to generate sufficient revenues to operate profitably, and in any event, the Company would be much smaller and would likely be valued at a reduced level by the marketplace.

THE COMPANY'S COMMON STOCK IS POTENTIALLY AT RISK OF BEING DELISTED FROM THE NEW YORK STOCK EXCHANGE

Because of the FDA Order and the current trading price of the Company's common stock, there is a possibility that the Company's common stock could be delisted from the New York Stock Exchange. If the stock is delisted, there is no guarantee that there will be a liquid market for the stock and the trading price of the stock would likely be adversely affected.

THE COMPANY IS THE SUBJECT OF AN ONGOING SEC INVESTIGATION

The Company received notice from the Securities and Exchange Commission on August 17, 2002 that it is the subject of an investigation with respect to accounting issues and trades in the Company's stock related to the FDA Order. The Company does not know any details of what the SEC is specifically investigating, but believes that an adverse finding by the SEC could have a material adverse effect on its business financial position, results of operations, and cash flows. The staff of the SEC subsequently confirmed that its investigation is informal in nature, and that it does not have subpoena power at this time. At the present time, the Company is unable to predict the outcome of this matter.

EFFECTS OF THE FDA RECALL ON CREDIT FACILITY

The Term Loan contains certain restrictive covenants including, but not limited to, maintenance of certain financial ratios, a minimum tangible net worth requirement, and the requirement that no materially adverse event has occurred. The lender has determined that the FDA Order, as described in Note 2 to the Summary Consolidated Financial Statements, and the inquiries of the Securities and Exchange Commission, as described in Note 12 to the Summary Consolidated Financial Statements, have a material adverse effect on the Company that constitutes an event of default. Additionally, as of September 30, 2002, the Company is in violation of the debt coverage ratio and net worth financial covenants. As of October 28, 2002 the lender has elected not to declare an event of default, but reserves the right to exercise any such right under the terms of the Term Loan. There is no assurance the lender will not exercise its rights, which could have a material adverse effect on the Company's liquidity.

THE COMPANY'S INSURANCE COVERAGE MAY BE INSUFFICIENT TO COVER CURRENT AND FUTURE CLAIMS AND ADDITIONAL COVERAGE MAY BE DIFFICULT OR IMPOSSIBLE TO OBTAIN IN THE FUTURE

The Company's products are used by health care providers in connection with the treatment of patients, who will, on occasion, sustain injury or die as a result of their condition or medical treatment. As a result, the use of the Company's products and human tissue processed by the Company involves the possibility of adverse effects that could expose the Company to product liability claims, including the lawsuits filed against the Company relating to infection of implanted tissue described below in Part II, Item 1 "Legal Proceedings." The recent FDA Order could adversely influence the outcome of current product liability claims relating to infection of tissue processed by the Company. In addition, due to the publicity surrounding the recent FDA Order more product liability claims relating to alleged infection of tissue processed by the Company could be filed.

In addition, a recent United States Supreme Court decision held that product liability may exist despite FDA approval, and future court decisions may also increase the Company's risk of product liability.

Whether or not the Company is ultimately determined to be liable for product liability claims, the Company will incur significant legal expenses. In addition, such litigation could damage the Company's reputation and therefore impair its ability to market its products or obtain product liability insurance and could cause the premiums for such insurance to increase. Although the Company has incurred minimal losses due to product liability claims to date, the Company may incur significant losses in the future. Management believes that the coverage is adequate to cover any losses due to product claims if actually incurred however, there can be no assurance that such coverage will be adequate. In addition, there can be no assurance that such coverage will continue to be available on terms acceptable to the Company, especially in light of the FDA Order and the number of product liability claims the Company has had made against it. Furthermore, if any product liability claims are successful, it could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Because of the current litigation and the adverse publicity from the FDA Order, the Company may be unable to obtain additional insurance coverage in the future, causing the Company to be subject to additional future exposure from product liability claims.

INTENSE COMPETITION

The Company faces competition from other companies that cryopreserve human tissue, as well as companies that market mechanical valves and synthetic and animal tissue for implantation and companies that market wound closure products. During the time that the Company has been restricted in its processing and distribution of human tissue due to the FDA Order as supplemented by the Agreement, tissue preservation service customers have been forced to obtain
tissue  from  the   Company's   competitors,   which  could  lead  to  permanent
substitution when, and if, the Company resumes processing tissues without the restrictions of the FDA Order, as supplemented by the Agreement.

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

There can be no assurance that the Company's products and services will be able to compete successfully with the products of these or other companies. Any products developed by the Company that gain regulatory clearance or approval would have to compete for market acceptance and market share. Failure of the Company to compete effectively could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The FDA Order and related adverse publicity have had an adverse effect on the Company's competitive position, which has had a material adverse effect on the Company's results of operations. The FDA Order and related adverse publicity may continue to have an adverse effect on the Company's competitive position, which may continue to have a material adverse effect on the Company's results of operations. As a result of the FDA Order, the Company's competitors may gain competitive advantages that may be difficult to overcome.

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

UNCERTAINTIES REGARDING PRODUCTS IN DEVELOPMENT

The Company's growth and profitability will depend, in part, upon its ability to complete development of and successfully introduce new products, including additional applications of its BioGlue and SynerGraft technologies and its ACT. The Company may be required to undertake time consuming and costly development activities and seek regulatory clearance or approval for new products. The Company has had minimal reduction in its development efforts since the receipt of the FDA Order. The Company may have to further reduce its development efforts in the future because of the impact of the FDA Order on the Company's financial condition or if it is unable to address the observations detailed in the Warning Letter.

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

The inability to complete successfully the development of a product or application, or a determination by the Company, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. The Company's porcine heart valve products, including its SynerGraft treated porcine valves, are currently only offered for sale outside of the United States. The Company's porcine heart valves are subject to the risk that the Company may be unable to obtain regulatory approval necessary to permit commercial distribution of these products in the United States. The Company's research and development efforts are time consuming and expensive and there can be no assurance that these efforts will lead to commercially successful products or services. Even the successful commercialization of a new service or product in the medical industry can be characterized by slow growth and high costs associated with marketing, under-utilized production capacity and continuing research and development and education costs. The introduction of new human tissue products may require significant physician training and years of clinical evidence derived from follow-up studies on human implant recipients in order to gain acceptance in the medical community.

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

UNCERTAINTIES REGARDING THE SYNERGRAFT TECHNOLOGY

The Company processes porcine, bovine and human tissues with the SynerGraft process. In animal studies, explanted porcine heart valves have been shown to repopulate with the hosts' cells. However, should SynerGraft-treated tissues implanted in humans not repopulate with the human host cells, the SynerGraft-treated tissues may not have the improved longevity over the CryoLife standard processing technology that the Company currently expects. This could have a material adverse effect on future expansion plans and could limit future growth.

EXTENSIVE GOVERNMENT REGULATION

Government regulation in the United States, the EC and other jurisdictions represents a potentially determinative factor in the success of the Company's efforts to market and develop its products. The allograft heart valves to which the Company applies its preservation services are currently regulated as Class II medical devices by the FDA and are subject to significant regulatory requirements, including Quality System Regulations and record keeping requirements. Changes in regulatory treatment or the adoption of new statutory or regulatory requirements are likely to occur, which could adversely impact the marketing or development of these products or could adversely affect market demand for these products. Other allograft tissues processed and distributed by the Company are currently regulated as "human tissue" under rules promulgated by the FDA pursuant to the Public Health Services Act. These rules establish requirements for donor testing and screening of human tissue and record keeping relating to these activities and impose certain registration and product listing requirements on establishments that process or distribute human tissue or cellular-based products. The FDA has proposed and is refining a regulation that will improve good tissue practices, akin to good manufacturing practices, followed by tissue banks and processors of human tissue. It is anticipated that these good tissue practices regulations when promulgated will enhance regulatory oversight of the Company and other processors of human tissue.

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

Most of the Company's products in development, if successfully developed, will require regulatory approvals from the FDA and perhaps other regulatory authorities before they may be commercially distributed. The process of obtaining required regulatory approvals from the FDA normally involves clinical trials and the preparation of an extensive premarket approval ("PMA") application and often takes many years. The process is expensive and can vary significantly based on the type, complexity and novelty of the product. There can be no assurance that any products developed by the Company, independently or in collaboration with others, will receive the required approvals for manufacturing and marketing.

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

Even if regulatory approval is obtained for any of the Company's products or services, the scope of the approval may significantly limit the indicated usage for which such products or services may be marketed. Products or services marketed by the Company pursuant to FDA or foreign oversight or approvals are subject to continuing regulation. In the United States, devices and biologics must be manufactured in registered establishments (and, in the case of biologics, licensed establishments) and must be produced in accordance with Quality System Regulations. Manufacturing facilities and processes are subject to periodic FDA inspection. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices and biologics is also subject to regulation and may require FDA approval. From time to time, the FDA may modify such regulations, imposing additional or different requirements. Failure to comply with any applicable FDA requirements, which may be ambiguous, could result in civil and criminal enforcement actions, warnings, citations, product recalls or detentions and other penalties and could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. As noted above, the FDA Order has had, and may continue to have such an effect.

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

UNCERTAINTIES REGARDING FUTURE HEALTH CARE REIMBURSEMENT

Even though the Company does not receive payments directly from third-party health care payors, their reimbursement methods and policies impact demand for the Company's cryopreserved tissue and other services and products. The
Company's preservation services with respect to its cardiac, vascular, and orthopaedic tissues may be particularly susceptible to third-party cost containment measures. For example, the initial cost of a cryopreserved allograft heart valve generally exceeds the cost of a mechanical, synthetic or animal-derived valve. The Company is unable to predict what changes will be made in the reimbursement methods and policies utilized by third-party health care payors or their effect on the Company.

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

VOLATILITY OF SECURITIES PRICES

The trading price of the Company's common stock has been subject to wide fluctuations recently and may continue to be subject to such volatility in the future. Trading price fluctuations can be caused by a variety of factors, including regulatory actions such as the recent FDA Order, recent product liability claims, quarter to quarter variations in operating results, announcement of technological innovations or new products by the Company or its competitors, governmental regulatory acts, developments with respect to patents or proprietary rights, general conditions in the medical device or service industries, actions taken by government regulators, changes in earnings estimates by securities analysts or other events or factors, many of which are beyond the Company's control. If the Company's revenues or operating results in future quarters fall below the expectations of securities analysts and investors, the price of the Company's common stock would likely decline further, perhaps substantially. Changes in the trading price of the Company's common stock may bear no relation to the Company's actual operational or financial results. If the Company's share prices do not meet the requirements of the New York Stock Exchange, the Company's shares may be delisted. The Company's closing stock price since January 1, 2002 has ranged from a high of $31.31 to a low of $1.89.

ANTI-TAKEOVER PROVISIONS

The Company's Articles of Incorporation and Bylaws contain provisions that may discourage or make more difficult any attempt by a person or group to obtain control of the Company, including provisions authorizing the issuance of preferred stock without shareholder approval, restricting the persons who may call a special meeting of the shareholders and prohibiting shareholders from taking action by written consent. In addition, the Company is subject to certain provisions of Florida law that may discourage or make more difficult takeover attempts or acquisitions of substantial amounts of the Company's common stock. Further, pursuant to the terms of a shareholder rights plan adopted in 1995, each outstanding share of common stock has one attached right. The rights will cause substantial dilution of the ownership of a person or group that attempts to acquire the Company on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts.

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

All statements, other than statements of historical facts, included herein which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the impact of recent accounting pronouncements, adequacy of product liability insurance to defend against lawsuits, the outcome of lawsuits filed against the Company, the impact of the FDA Order and related Agreement on future revenues, profits and business operations, the effect of the FDA Order on sales of BioGlue, future tissue procurement levels resulting from the FDA Order, the Company's ability to address the observations detailed in the Warning Letter, the outcome of the Company's appeal of the FDA Order, the estimates underlying the charges recorded in the second quarter due to the FDA Order, the estimates underlying the accrual to second quarter earnings established to account for the cost to the Company of the FDA Order and the legal and professional fees necessary because of the FDA Order, the estimates of the amounts accrued for the retention levels under its product liability and directors' and officers' insurance policies, future costs of human tissue preservation services, changes in liquidity and capital resources as a result of the FDA Order, the outcome of any evaluation of allograft heart valves by the FDA, the possible adverse outcome of the SEC investigation referenced in the SEC Letter, future product development plans as a result of the FDA Order, the Company's competitive position, the successful development of its SynerGraft porcine heart valves, funding available to continue development of the ACT, estimated dates relating to the Company's proposed regulatory submissions, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, the potential of the ACT for use in cancer therapies, fibrin olysis (blood clot dissolving), and other drug delivery applications, the outcome of litigation, the impact on the Company of adverse results of surgery utilizing tissue processed by it, and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company's cash and cash equivalents of $12.2 million and short-term investments in municipal obligations of $15.9 million as of September 30, 2002, as well as interest paid on its debt. A 10% adverse change in interest rates affecting the Company's cash equivalents and short-term investments would not have a material impact on the Company's interest income for 2002.

The Company manages interest rate risk through the use of fixed debt and an interest rate swap agreement. At September 30, 2002 approximately $3.0 million of the Company's $6.0 million in debt charged interest at a fixed rate. This fixed rate debt includes a portion of the Company's outstanding term loan balance that has been effectively converted to fixed rate debt through an interest rate swap agreement. A 10% increase in interest rates affecting the Company's variable rate debt, net of the effect of the interest rate swap agreement, would not have a material increase in the Company's interest expense for 2002.


Item 4.  Controls and Procedures.

With the participation of management, the Company's President and Chief Executive Officer along with the Company's Vice President of Finance and Chief
Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

        In the normal course of business as a medical device and services company the Company has product liability complaints filed against it. As of October 28, 2002 fifteen cases had been filed against the Company between May 18, 2000 and October 8, 2002. The cases are currently in the pre-discovery or discovery stages. Of these cases, nine allege product liability claims arising out of the Company's orthopaedic tissue, four allege product liability claims arising out of the Company's allograft heart valve tissue, one alleges product liability claims arising out of the Company's allograft vascular tissue, and one alleges product liability claims arising out of the non-tissue products made by Ideas for Medicine, when it was a subsidiary of the Company.

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

        The Company maintains insurance policies, which the Company believes to be adequate to defend against these suits. The Company's insurance company has been notified of these actions. The Company intends to vigorously defend against these claims. Nonetheless, an adverse judgment in excess of the Company's insurance coverage could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

        Several putative class action lawsuits were filed in July through September 2002 against the Company and certain officers of the Company alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, by issuing a series of materially false and misleading statements to the market throughout the Class Period of August of 2000 through August of 2002, which statements had the effect of artificially inflating the market price of the Company's securities. The principal allegations of the complaints are that the Company failed to disclose its alleged lack of compliance with certain FDA regulations regarding the handling and processing of certain tissues and other product safety matters. The plaintiffs seek unspecified compensatory damages in an amount to be proven at trial. The Company believes these cases will be consolidated into one putative class action lawsuit. The Company believes the claims made in the lawsuits are without merit and intends to vigorously defend against these claims. Management has retained the services of the Atlanta based law firm of King & Spalding to defend the Company. The Company carries director's and officer's liability insurance, which the Company believes to be adequate to defend against these suits. Nonetheless, an adverse judgment in excess of the Company's insurance coverage could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

        The Company received notice in October that a complaint had been filed instituting a shareholder derivative action against the Company and Company officers and directors Steven G. Anderson, Albert E. Heacox, John W. Cook, Ronald C. Elkins, Virginia C. Lacy, Ronald D. McCall, Alexander C. Schwartz and Bruce J. Van Dyne. The suit was filed in the Superior Court of Gwinnett County, Georgia, by Rosemary Lichtenberger but has not been served on the defendants. The suit alleges the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to engage in practices that caused the Company to suffer damages by being out of compliance with FDA guidelines, and by causing the Company to issue press releases that erroneously portrayed CryoLife's products, operations, financial results and future prospects. The complainant seeks undisclosed damages, costs and attorney's fees, punitive damages and prejudgment interest against the individual defendants derivatively on behalf of the Company as a nominal defendant. Filing of the complaint was preceded by a demand letter on behalf of the complainant dated one day prior to the filing of the suit. Another derivative demand letter of similar import was received on behalf of complainant Robert F. Fraley; however, to the Company's knowledge, no suit has yet been filed by Mr. Fraley. The

        Company's Board of Directors has established an independent committee to investigate the claims asserted in the Lichtenberger complaint and the demands made in the Fraley letter and report back to the Board with its recommendations for action in response to the shareholders' demands. The independent committee has engaged independent legal counsel to assist in the investigation.

        On August 7, 2002 the Company announced the settlement of its ongoing litigation with Colorado State University Research Foundation ("CSURF") over the ownership of the Company's SynerGraft technology. The settlement resolves all disputes between the parties and extinguishes all CSURF ownership claims to any aspect of the Company's SynerGraft technology. The settlement includes an unconditional assignment to the Company of CSURF tissue engineering patents, trade secrets and know-how relating to tissue decellularization and recellularization. The technology assignment supercedes the 1996 technology license, which was terminated by the terms of the settlement. Payment terms include a nonrefundable advance of $400,000 paid by the Company to CSURF that will be applied to earned royalties as they accrue through March 2011. The Company recorded these amounts as prepaid royalties and will expense the amounts as the royalties accrue. The earned royalty rate is a maximum of 0.75% of net revenues from products or tissue services utilizing the SynerGraft technology. Royalties earned under the agreement for revenues through September 30, 2002 were approximately $33,000.

        On August 17, 2002 the Company received a letter from the United States Securities and Exchange Commission (the "SEC Letter") that stated that the Company was subject to an investigation related to the Company's August 14, 2002 announcement of the FDA Order and requesting information from the Company from the period between September 1, 2001 through the date of the Company's response to the SEC Letter. The SEC Letter stated, in part, that "We are trying to determine whether there have been any violations of the federal securities laws. The investigation and the subpoena do not mean that we have concluded that anyone has broken the law. Also, the investigation does not mean that we have a negative opinion of any person, entity or security." The staff of the SEC subsequently confirmed that its investigation is informal in nature, and that it does not have subpoena power at this time. At the present time, the Company is unable to predict the outcome of this matter.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other information.
         Alexander C. Schwartz, Jr. resigned from the Board of Directors on October 14, 2002 due to health reasons following a lengthy illness.


Item 6.  Exhibits and Reports on Form 8-K

          (a)     The exhibit index can be found below.


Exhibit
Number                              Description

3.1 Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
3.2       ByLaws of the  Company,  as amended.  (Incorporated  by  reference  to
          Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)
3.3 Articles of Amendment to the Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
4.1 Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).
10.1* Second Amendment to Construction Loan and Permanent Financing Agreement, dated July 30, 2002, by and between the Company and Bank of America.
10.2* Promissory Note by and between the Company and Bank of America, dated July 30, 2002.
10.3* Settlement and Release Agreement, dated August 2, 2002, by and between Colorado State University Research Foundation, the Company and Dr. E. Christopher Orton.
10.4* Employment Agreement, by and between the Company and D. Ashley Lee, dated September 3, 2002.
10.5* Employment Agreement, by and between the Company and Sidney B. Ashmore, dated September 3, 2002.
10.6* Employment Agreement, by and between the Company and Kirby S. Black, dated September 3, 2002.
10.7* Employment Agreement, by and between the Company and Albert E. Heacox, dated September 3, 2002.
10.8* Employment Agreement, by and between the Company and David M. Fronk, dated September 3, 2002.
10.9* Employment Agreement, by and between the Company and James C. Vander Wyk, dated September 3, 2002.
10.10* Employment Agreement, by and between the Company and Steven G. Anderson, dated September 3, 2002.

10.11 Letter Agreement between the Company and FDA, dated September 5, 2002. (Incorporated by reference to Exhibit 10.38 to the registrant's report of Form 8-K filed on September 6, 2002).
10.12* Eighth Amendment to Lease dated February 13, 1986, by and between New Market Partners III, Laing Properties, Inc., General Partner, as Landlord, and the Company as tenant, dated November 18, 1998.
10.13* Ninth Amendment to Lease dated February 13, 1986, by and between New Market Partners III, Laing Properties, Inc., General Partner, as Landlord, and the Company as tenant, dated July 25, 2001.
10.14* Tenth Amendment to Lease dated February 13, 1986, by and between New Market Partners III, Laing Properties, Inc., General Partner, as Landlord, and the Company as tenant, dated June 25, 2002.
10.15* First Amendment to Lease dated July 23, 1993, by and between Newmarket Partners I, Laing Properties, Inc. and Laing Management Company, General Partner, as Landlord, and the Company as Tenant, dated June 9, 1994.
10.16*    Second  Amendment  to  Lease  dated  July  23,  1993,  by and  between
          Newmarket Partners I, Laing Properties, Inc. and Laing Management Company, General Partner, as Landlord, and the Company as Tenant, dated June 6, 1998.
10.17* Third Amendment to Lease dated July 23, 1993, by and between Newmarket Partners I, Laing Properties, Inc. and Laing Management Company, General Partner, as Landlord, and the Company as Tenant, dated August 3, 2001.
10.18*    Fourth  Amendment  to  Lease  dated  July  23,  1993,  by and  between
          Newmarket Partners I, Laing Properties, Inc. and Laing Management Company, General Partner, as Landlord, and the Company as Tenant, dated June 25, 2002.
99.1* Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

--------
*  Filed herewith.


(b)   Current Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K with the Commission on September 6, 2002 with respect to the Letter Agreement between the Company and the FDA.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CRYOLIFE, INC.
                                             (Registrant)

/s/ STEVEN G. ANDERSON                       /s/ DAVID ASHLEY LEE
---------------------------------------      ----------------------------------
STEVEN G. ANDERSON                           DAVID ASHLEY LEE
Chairman, President, and                     Vice President and Chief Financial
Chief Executive Officer                        Officer
                                             (Principal Financial and
                                             Accounting Officer)

October 29, 2002
------------------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002
                                         /s/ STEVEN G. ANDERSON
                                         -------------------------------------
                                         Chief Executive Officer

I, David Ashley Lee, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

                                           /s/ DAVID ASHLEY LEE
                                           -----------------------------------
                                           Chief Financial Officer

1505366v2