Form 10-K/A
period 2002-12-31
CRYOLIFE INC
filed 2003-04-30
CIK 784199

AMENDMENT NO. 1
                                   FORM 10-K/A

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


                For the transition period from _______ to _______

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

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
   -------------------------------              -----------------------
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

     This Amendment to Form 10-K is being filed solely to correct the Company's Consolidated Statement of Operations. As previously filed, the entry "(including write-down of $32,715 in 2002)" was beneath "Human Tissue Preservation Services" under "Revenues." As corrected, that entry is below "Human Tissue Preservation Services" under "Costs and Expenses." All other information remains unchanged. Except as modified herein, the Company incorporates into this Form 10-K/A the contents of the annual report on Form 10-K filed on February 27, 2003. The Company does not undertake to update any item on that annual report, as amended.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data required by this item are submitted as a separate section of this amendment to our annual report on Form 10-K. See "Financial Statements" commencing on page F-1.


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

10.45*    Letter Agreement between the Company and FDA, dated January 8, 2003.

21.1*     Subsidiaries of CryoLife, Inc.

23.1*     Consent of Deloitte & Touche LLP.

23.2*     Notice regarding consent of Arthur Andersen LLP.

99.1** Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

--------------------
* Filed with the original Form 10-K for fiscal year ending December 31, 2002, which was filed on February 27, 2003.
** Filed herewith.
+ In accordance with Item 601(b)(2) of Regulation S-K, the schedules and certain exhibits to this exhibit have been omitted and a list of the schedules and exhibits has been placed at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

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


     (b) Reports on Form 8-K

1.   NONE.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registrant's report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CRYOLIFE, INC.

April 30, 2003
                                     By /s/ Steven G. Anderson
                                        ----------------------------------------
                                        Steven G. Anderson,
                                        President, Chief Executive
                                        Officer and Chairman of
                                        the Board of Directors

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

Date: April 30, 2003
                                       /s/ Steven G. Anderson
                                       -----------------------------------
                                       Steven G. Anderson
                                       Chairman, President, and Chief
                                       Executive Officer

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

Date: April 30, 2003
                                    /s/ David Ashley Lee
                                    -----------------------------------
                                    David Ashley Lee
                                    Vice President, Treasurer, and Chief
                                    Financial Officer

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

                                 CryoLife, Inc.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

Year Ended
December 31,                                                    2002            2001           2000
--------------------------------------------------------------------------------------------------------

Revenues:
--------------------------------------------------------------------------------------------------------
     Human tissue preservation services                     $      55,373  $      75,552  $       67,096
     Products                                                      21,597         11,130           9,384
     Research grants and distribution revenue                         825            989             616
--------------------------------------------------------------------------------------------------------
Total revenues                                                     77,795         87,671          77,096
--------------------------------------------------------------------------------------------------------

Costs and expenses:
--------------------------------------------------------------------------------------------------------
     Human tissue preservation services
         (including write-down of $32,715 in 2002)                 55,363         31,165          27,500
     Products                                                      10,270          5,464           5,847
     General, administrative, and marketing                        47,530         33,844          28,731
     Research and development                                       4,597          4,737           5,207
     Nonrecurring charges                                           1,399             --              --
     Interest expense                                                 692             96             299
     Interest income                                                 (895)        (1,967)         (1,952)
     Other expense (income), net                                      273            852            (169)
---------------------------------------------------------------------------------------------------------
Total costs and expenses                                          119,229         74,191          65,463
--------------------------------------------------------------------------------------------------------

(Loss) income before income taxes                                 (41,434)        13,480          11,633
Income tax (benefit) expense                                      (13,673)         4,314           3,816
--------------------------------------------------------------------------------------------------------
Net (loss) income                                           $     (27,761) $       9,166  $        7,817
--------------------------------------------------------------------------------------------------------

(Loss) earnings per share:
--------------------------------------------------------------------------------------------------------
     Basic                                                  $       (1.43) $        0.49  $         0.42
--------------------------------------------------------------------------------------------------------
     Diluted                                                $       (1.43) $        0.47  $         0.41
--------------------------------------------------------------------------------------------------------

Weighted average shares outstanding:
--------------------------------------------------------------------------------------------------------
     Basic                                                         19,432         18,808          18,541
--------------------------------------------------------------------------------------------------------
     Diluted                                                       19,432         19,660          19,229
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                 CryoLife, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

Year Ended December 31,                                         2002            2001           2000
--------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
--------------------------------------------------------------------------------------------------------
   Net (loss) income                                        $     (27,761) $       9,166  $        7,817
   Adjustments to reconcile net (loss) income to net cash
     flows (used by) provided by operating activities:
     Loss (gain) on sale of marketable equity securities              240             (9)             --
     Depreciation of property and equipment                         5,222          4,203           3,023
     Amortization                                                     201            404             199
     Provision for doubtful accounts                                   50            304              21
     Write-down of deferred preservation costs and inventories     35,816             --              --
     Other non-cash adjustments to income                           1,419            348              --
     Deferred income taxes                                         (5,568)           624           1,658
     Tax effect of non-qualified option exercises                     481            421             595
     Changes in operating assets and liabilities:
       Trade and other receivables                                  7,076         (2,707)            469
       Income taxes                                                (9,755)          (983)           (543)
       Deferred preservation costs                                (12,848)        (3,888)         (2,659)
       Inventories                                                 (1,427)        (2,265)         (1,433)
       Prepaid expenses and other assets                              (59)        (1,121)            234
       Accounts payable                                             3,313         (1,814)            535
       Accrued expenses and other liabilities                       1,489          3,796             367
--------------------------------------------------------------------------------------------------------
     Net cash flows (used by) provided by operating activities     (2,111)         6,479          10,283
Net cash flows from investing activities:
--------------------------------------------------------------------------------------------------------
     Capital expenditures                                          (4,100)       (14,329)         (9,491)
     Other assets                                                  (2,598)          (689)             39
     Purchases of marketable securities                            (9,970)       (29,336)         (5,729)
     Sales and maturities of marketable securities                 21,780         24,235           8,542
     Proceeds from notes receivable                                 1,169          2,020             360
--------------------------------------------------------------------------------------------------------
     Net cash flows provided by (used in) investing activities      6,281        (18,099)         (6,279)
---------------------------------------------------------------------------------------------------------
Net cash flows from financing activities:
--------------------------------------------------------------------------------------------------------
     Principal payments of debt                                    (1,600)        (1,050)           (287)
     Proceeds from debt issuance                                       --          1,165           6,835
     Principal payments on obligations under capital leases          (609)          (291)           (180)
     Proceeds from exercise of options and issuance of stock        1,472          1,502           1,660
     Purchase of treasury stock                                      (663)            --            (612)
--------------------------------------------------------------------------------------------------------
Net cash flows (used in) provided by financing activities          (1,400)         1,326           7,416
--------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                         2,770        (10,294)         11,420
Effect of exchange rate changes on cash                               303             18             (68)
Cash and cash equivalents, beginning of year                        7,204         17,480           6,128
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                      $      10,277  $       7,204  $       17,480
--------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information - cash paid during the year for:
--------------------------------------------------------------------------------------------------------
     Interest                                               $         636  $         896  $          471
     Income taxes                                                   2,874          4,996           2,215
--------------------------------------------------------------------------------------------------------

Non-cash investing and financing activities:
--------------------------------------------------------------------------------------------------------
     Conversion of convertible debenture                    $       4,393  $          --  $           --
     Establishment of capital lease obligation              $          --  $       2,506  $           --
     Purchase of property and equipment
       in accounts payable and accrued expenses             $           6  $         203  $          844
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                 CryoLife, Inc.
                 Consolidated Statements of Shareholders' Equity
                                 (in thousands)

                                                                                    Accumulated
                                Common Shares  Additional                              Other                             Total
                                 Outstanding    Paid-In    Retained    Deferred    Comprehensive    Treasury Stock   Shareholders'
                                Shares  Amount  Capital    Earnings  Compensation  Income (Loss)    Shares Amount       Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999    20,041   $200      $64,359  $23,564         $ (57)         $(785)  (1,701)  $(7,055)      $80,226
----------------------------------------------------------------------------------------------------------------------------------
Net income                          --     --           --    7,817            --             --       --        --         7,817
Other comprehensive loss,
   net of taxes                     --     --           --       --            --           (303)      --        --          (303)
                                                                                                                    --------------
   Comprehensive income                                                                                                     7,514
Exercise of options                 36      1          338       --            --             --      356     1,389         1,728
Employee stock purchase plan        --     --          239       --            --             --       67       288           527
Amortization of deferred
   compensation                     --     --           --       --            12             --       --        --            12
Purchase of treasury stock          --     --           --       --            --             --      (78)     (612)         (612)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000    20,077    201       64,936   31,381           (45)        (1,088)  (1,356)   (5,990)       89,395
----------------------------------------------------------------------------------------------------------------------------------
Net income                          --     --           --    9,166            --             --       --        --         9,166
Other comprehensive income,
   net of taxes                     --     --           --       --            --            943       --        --           943
                                                                                                                    --------------
Comprehensive income                                                                                                       10,109
Exercise of options                 87      1        1,268       --            --             --       46       (78)        1,191
Employee stock purchase plan         8     --          624       --            --             --       24       108           732
Amortization of deferred
   compensation                     --     --           --       --            12             --       --        --            12
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001    20,172    202       66,828   40,547           (33)          (145)  (1,286)   (5,960)      101,439
==================================================================================================================================
Net loss                            --     --           --  (27,761)           --             --       --        --       (27,761)
Other comprehensive income,
   net of taxes                     --     --           --       --            --            427       --        --           427
                                                                                                                    --------------
Comprehensive loss                                                                                                        (27,334)
Exercise of options                119      1        1,578       --            --             --      (23)     (541)        1,038
Employee stock purchase plan        98      1          836       --            --             --       16        78           915
Conversion of convertible
   debenture                       546      5        4,388       --            --             --       --        --         4,393
Amortization of deferred
   compensation                     --     --           --       --            12             --       --        --            12
Purchase of treasury stock          --     --           --       --            --             --      (68)     (663)         (663)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002    20,935   $209      $73,630  $12,786          $(21)          $282   (1,361)  $(7,086)      $79,800
==================================================================================================================================

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

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except per share data):

                                                     2002              2001             2000
                                                 -------------    -------------     -------------
Net (loss) income--as reported                   $    (27,761)    $        9,166    $       7,817
Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method for all awards,
   net of tax                                            1,287             2,232            1,183
                                                 -------------    --------------    -------------
Net (loss) income--pro forma                     $    (29,048)    $        6,934    $       6,634
                                                 =============    ==============    =============

(Loss) earnings per share--as reported:
   Basic                                         $      (1.43)    $         0.49    $        0.42
   Diluted                                       $      (1.43)    $         0.47    $        0.41

(Loss) earnings per share--pro forma:
   Basic                                         $      (1.49)    $         0.37    $        0.36
   Diluted                                       $      (1.49)    $         0.35    $        0.35


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


3.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following is a summary of cash equivalents and marketable securities, all of which are classified as available-for-sale (in thousands):

                                                                                     UNREALIZED         ESTIMATED
                                                  ADJUSTMENTS       ADJUSTED           HOLDING            MARKET
DECEMBER 31, 2002                COST BASIS      TO COST BASIS     COST BASIS       GAINS/(LOSSES)        VALUE
                               -------------     -------------    --------------    --------------   --------------

Cash equivalents:
   Money market funds          $          52     $          --    $           52    $          --    $           52
   Municipal obligations               7,175                --             7,175               --             7,175
                               -------------     -------------    --------------    -------------    --------------
                               $       7,227     $          --    $        7,227    $          --    $        7,227
                               =============     =============    ==============    =============    ==============
Marketable securities:
   Municipal obligations       $      14,276     $          --    $       14,276    $         307    $       14,583
                               =============     =============    ==============    =============    ==============

                                                                                     UNREALIZED         ESTIMATED
                                                  ADJUSTMENTS       ADJUSTED           HOLDING            MARKET
DECEMBER 31, 2001                COST BASIS      TO COST BASIS     COST BASIS       GAINS/(LOSSES)        VALUE
                               -------------     -------------    --------------    --------------   --------------

Cash equivalents:
   Money market funds          $       1,301     $          --    $        1,301    $          --    $        1,301
   Municipal obligations                 500                --               500               --               500
                               -------------     -------------    --------------    -------------    --------------
                               $       1,801                --    $        1,801               --    $        1,801
                               =============     =============    ==============    =============    ==============
Marketable securities:
   Municipal obligations              17,696                --            17,696              147            17,843
   Debt securities                     6,227            (1,217)            5,010               --             5,010
   Equity securities                   3,900              (343)            3,557               10             3,567
   Certificates of deposit                63                --                63               --                63
                               -------------     -------------    --------------    -------------    --------------
                               $      27,886            (1,560)   $       26,326    $         157    $       26,483
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

                                                            Capitalized                      Operating
                                                              Leases                          Leases
       --------------------------------------------------------------------------------------------------
       2003                                               $         843                 $       2,294
       2004                                                         843                         2,115
       2005                                                         843                         2,091
       2006                                                         843                         1,943
       2007                                                         265                         1,981
       Thereafter                                                    --                        16,856
       ----------------------------------------------------------------------------------------------
       Total minimum lease payments                               3,637                 $      27,280
                                                                                        =============
       Less amount representing interest                            497
       ----------------------------------------------------------------
       Present value of net minimum lease payments                3,140
       Less current portion                                       2,169
         Capital lease obligation, less current portion   $         971
       ================================================================

Property acquired under capital leases through December 31, 2002 consists of the following (in thousands):

       Equipment                                        $           403
       Furniture and fixtures                                       890
       Leasehold improvements                                     3,199
       Accumulated depreciation                                   (907)
                                                        ---------------
                                                        $         3,585
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

                                                                     Exercise          Weighted Average
                                                  Shares               Price            Exercise Price
                                               -------------    ------------------    ------------------
Outstanding at December 31, 1999                   1,519,000    $       2.33-11.50    $             7.67
   Granted                                           492,000           11.50-29.15                 13.99
   Exercised                                        (416,000)            2.33-9.00                  3.85
   Canceled                                          (45,000)            6.83-9.00                  8.64
                                               --------------   ------------------    ------------------
Outstanding at December 31, 2000                   1,550,000    $       5.67-29.15    $            10.67
   Granted                                           370,000           23.68-34.10                 30.02
   Exercised                                        (145,000)           5.67-11.63                  7.68
   Canceled                                          (13,000)           8.50-29.15                 16.38
                                               --------------   ------------------    ------------------
Outstanding at December 31, 2001                   1,762,000    $       6.83-34.10    $            14.94
   Granted                                         1,133,000            2.20-29.25                  9.94
   Exercised                                        (119,000)           6.83-11.63                  9.21
   Canceled                                         (390,000)           2.20-34.10                 19.55
                                               --------------   ------------------    ------------------
Outstanding at December 31, 2002                   2,386,000    $       2.20-31.99    $            12.10
                                               =============    ==================    ==================

     The following table summarizes information concerning currently outstanding and exercisable options:

                                   Options Outstanding                                Options Exercisable
       --------------------------------------------------------------------     ------------------------------
                                           Weighted Average     Weighted                           Weighted
           Range of           Number           Remaining         Average          Number            Average
       Exercise Price      Outstanding      Contract Life     Exercise Price     Exercisable     Exercise Price
       ---------------     -------------    --------------    -------------     -------------    -------------
       $     2.20-2.20           644,000              5.02    $        2.20           180,000    $        2.20
             6.59-8.50           551,000              3.14             7.75           269,000             8.22
            9.00-11.63           635,000              2.45            11.38           466,000            11.32
           12.92-30.86           425,000              4.34            27.65           157,000            27.04
           31.99-31.99           131,000              3.48            31.99           103,000            31.99
       ---------------     -------------    --------------    -------------     -------------    -------------
       $    2.20-31.99         2,386,000              3.70    $       12.10         1,175,000    $       13.12
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


16.  INCOME TAXES

Income tax (benefit) expense consists of the following (in thousands):

                                                                2002              2001             2000
                                                            -------------    -------------     -------------
Current:
  Federal                                                   $       (8,000)  $       4,680     $       2,272
  State                                                               (164)            115              (114)
                                                            --------------   -------------     --------------
                                                                    (8,164)          4,795             2,158
Deferred                                                            (5,509)           (481)            1,658
                                                            --------------   --------------    -------------
                                                            $      (13,673)  $       4,314     $       3,816
                                                            ==============   =============     =============


Such amounts differ from the amounts computed by applying the U.S. federal and state income tax rate of 34% in 2002, 35% in 2001, and 34% in 2000 to pretax income as a result of the following (in thousands):

                                                                 2002              2001             2000
                                                            --------------   --------------    --------------

Tax (benefit) expense at statutory rate                     $     (14,088)   $       4,718     $       3,955
Increase (reduction) in income taxes
Resulting from:
   Entertainment expenses                                              83               50                47
   State income taxes, net of federal benefit                        (167)             108               231
   Nontaxable interest income                                        (202)            (242)             (264)
   Research and development credits                                    --             (200)             (125)
   Foreign sales corporation                                          (27)             (60)               --
   Other                                                              728              (60)              (28)
                                                            --------------   --------------    --------------
                                                            $     (13,673)   $       4,314     $       3,816
                                                            ==============   ==============    ==============

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

Net revenues by product for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

Revenue                                                   2002                    2001                    2000
                                                     -------------           -------------           --------------
Human tissue preservation services:
   Cardiovascular tissue                             $      23,413           $      28,606           $       29,685
   Vascular tissue                                          17,826                  24,488                   21,279
   Orthopaedic tissue                                       14,134                  22,458                   16,132
                                                     -------------           -------------           --------------
Total preservation services                                 55,373                  75,552                   67,096

BioGlue surgical adhesive                                   20,898                  10,595                    6,405
Bioprosthetic devices                                          699                     535                      771
Single-use medical devices                                                              --                    2,208
Grant and distribution revenue                                 825                     989                      616
                                                     -------------           -------------           --------------
                                                     $      77,795           $      87,671           $       77,096
                                                     -------------           -------------           --------------

Net revenues by geographic location for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

Revenue b                                                 2002                    2001                    2000
                                                     -------------           -------------           --------------
U.S.                                                 $      71,188           $      81,657           $       72,010
International                                                6,607                   6,014                    5,086
                                                     -------------           -------------           --------------
                                                     $      77,795           $      87,671           $       77,096
                                                     -------------           -------------           --------------

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




                                       S-2


1610455