Form 10-Q
period 2003-03-31
CRYOLIFE INC
filed 2003-05-05
CIK 784199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003
                         Commission File Number 1-13165

                                 CRYOLIFE, INC.
             (Exact name of registrant as specified in its charter)

                               -------------------
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

YES __X__   NO ____

The number of shares of common stock, par value $0.01 per share, outstanding on April 30, 2003 was 19,663,833.

Part I - FINANCIAL INFORMATION

Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                  SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       Three Months Ended
                                                                            March 31,
                                                            -------------------------------------
                                                                2003                    2002
                                                            -------------------------------------
                                                                           (Unaudited)

Revenues:
   Human tissue preservation services                       $       9,130           $      20,238
   Products                                                         6,599                   5,065
   Distribution and grant                                             191                     168
                                                            -------------------------------------
                                                                   15,920                  25,471
Costs and expenses:
   Human tissue preservation services                               2,443                   8,063
     (Includes lower of cost or market
     write-down of $297 in 2003)
   Products                                                         1,641                   2,235
   General, administrative, and marketing                          11,592                   9,478
   Research and development                                           917                   1,153
   Interest expense                                                   132                     192
   Interest income                                                   (131)                   (298)
   Other income, net                                                  (26)                    (56)
                                                            --------------------------------------
                                                                   16,568                  20,767
                                                            -------------------------------------
(Loss) income before income taxes                                    (648)                  4,704
Income tax (benefit) expense                                         (214)                  1,600
                                                            -------------------------------------
Net (loss) income                                           $        (434)          $       3,104
                                                            =====================================

(Loss) earnings per share:
         Basic                                              $       (0.02)          $        0.16
                                                            =====================================
         Diluted                                            $       (0.02)          $        0.16
                                                            =====================================
Weighted average shares outstanding:
         Basic                                                     19,634                  19,096
                                                            =====================================
         Diluted                                                   19,634                  19,796
                                                            =====================================


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements
                                              CRYOLIFE, INC.
                                    SUMMARY CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                                             March 31,      December 31,
                                                                               2003             2002
                                                                       -----------------------------------
ASSETS                                                                      (Unaudited)

Current Assets:
   Cash and cash equivalents                                           $         6,898    $         10,277
   Marketable securities, at market                                             13,327              14,583
   Trade receivables, net                                                        7,769               6,930
   Other receivables, net                                                        9,090              11,824
   Deferred preservation costs, net                                              7,564               4,332
   Inventories                                                                   4,703               4,585
   Prepaid expenses and other assets                                             1,457               2,182
   Deferred income taxes                                                         5,365               6,734
                                                                       -----------------------------------
     Total current assets                                                       56,173              61,447
                                                                       -----------------------------------
Property and equipment, net                                                     36,879              38,130
Patents, net                                                                     5,321               5,324
Deferred income taxes                                                              736                  --
Other, net                                                                       1,439               1,513
                                                                       -----------------------------------
     TOTAL ASSETS                                                      $       100,548    $        106,414
                                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                    $         2,358    $          3,874
   Accrued expenses and other current liabilities                                6,017               6,823
   Accrued compensation                                                          1,271               1,627
   Accrued procurement fees                                                      2,557               3,769
   Current maturities of capital lease obligations                               2,064               2,169
   Current maturities of long-term debt                                          5,200               5,600
                                                                       -----------------------------------
     Total current liabilities                                                  19,467              23,862
                                                                       -----------------------------------
Capital lease obligations, less current maturities                                 917                 971
Deferred income taxes                                                                                  986
Other long-term liabilities                                                        838                 795
                                                                       -----------------------------------
     Total liabilities                                                          21,222              26,614
                                                                       -----------------------------------
Shareholders' equity:
     Preferred stock                                                                --                 ---
     Common stock (20,996 issued shares in 2003 and
       20,935 shares in 2002)                                                      210                 209
     Additional paid-in capital                                                 73,765              73,630
     Retained earnings                                                          12,352              12,786
     Deferred compensation                                                         (18)                (21)
     Accumulated other comprehensive income                                        103                 282
     Less:  Treasury stock at cost (1,361 shares in 2003 and
       1,361 shares in 2002)                                                    (7,086)             (7,086)
                                                                       -----------------------------------
       Total shareholders' equity                                               79,326              79,800
                                                                       -----------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $       100,548     $       106,414
                                                                       ===================================


See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                       -----------------------------------
                                                                              2003             2002
                                                                       -----------------------------------
                                                                                  (Unaudited)

Net cash from operating activities:
     Net (loss) income                                                 $          (434)   $          3,104
Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
       Gain on sale of marketable equity securities                                 --                 (10)
       Depreciation and amortization                                             1,401               1,230
       Provision for doubtful accounts                                              24                  24
       Write-down of deferred preservation costs                                   297                  --
       Other non-cash adjustments to income                                         19                  --
       Deferred income taxes                                                      (342)                365
       Tax effect of nonqualified option exercises                                  --                 306
       Changes in operating assets and liabilities:
          Receivables                                                            1,871              (2,919)
          Deferred preservation costs and inventories                           (3,647)             (2,854)
          Prepaid expenses and other assets                                        725                 185
          Accounts payable, accrued expenses, and other liabilities             (3,847)                380
                                                                       -----------------------------------
       Net cash used in operating activities                                    (3,933)               (189)
                                                                       ------------------------------------

Net cash from investing activities:
     Capital expenditures                                                          (79)             (1,398)
     Other assets                                                                   (2)               (412)
     Purchases of marketable securities                                             --             (11,725)
     Sales and maturities of marketable securities                               1,205              13,036
     Proceeds from note receivable                                                  --                 284
                                                                       -----------------------------------
       Net cash provided by (used in) investing activities                       1,124                (215)
                                                                       -----------------------------------

Net cash from financing activities:
     Principal payments of debt                                                   (400)               (400)
     Payment of obligations under capital leases                                  (159)               (149)
     Proceeds from exercise of stock options and
       issuance of common stock                                                    136                 348
                                                                       -----------------------------------
       Net cash used in financing activities                                      (423)               (201)
                                                                       ------------------------------------
Decrease in cash and cash equivalents                                           (3,232)               (605)
Effect of exchange rate changes on cash                                           (147)                (33)
Cash and cash equivalents, beginning of period                                  10,277               7,204
                                                                       -----------------------------------
Cash and cash equivalents, end of period                               $         6,898    $          6,566
                                                                       ===================================


See accompanying notes to summary consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited summary consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year balances have been reclassified to conform to the 2003 presentation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife Form 10-K for the year ended December 31, 2002, as amended.


NOTE 2 - FDA ORDER ON HUMAN TISSUE PRESERVATION AND OTHER FDA CORRESPONDENCE

On August 13, 2002 the Company received an order from the Atlanta district office of the FDA regarding the non-valved cardiac, vascular, and orthopaedic tissue processed by the Company since October 3, 2001 (the "FDA Order"). The FDA Order followed an April 2002 FDA Form 483 Notice of Observations ("April 2002 483") and an FDA Warning Letter dated June 17, 2002, ("Warning Letter"). Subsequently, the Company responded to the Warning Letter. Revenue from human tissue preservation services accounted for 78% of the Company's revenues for the six months ended June 30, 2002, (the last period ending prior to the issuance of the FDA Order) and of those revenues 67% or $26.9 million were derived from preservation of tissues subject to the FDA Order. The FDA Order contains the following principal provisions:

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

Pursuant to the FDA Order, the Company placed non-valved cardiac, vascular, and orthopaedic tissue subject to the FDA Order on quality assurance quarantine and recalled the non-valved cardiac, vascular, and orthopaedic tissues subject to the FDA Order (i.e. processed since October 3, 2001) that had been distributed but not implanted. In addition, the Company ceased processing non-valved cardiac, vascular, and orthopaedic tissues. On September 5, 2002 the Company reached an agreement with the FDA (the "Agreement") that supplements the FDA Order and allows the tissues subject to recall (processed between October 3, 2001 and September 5, 2002) to be released for distribution after the Company completes steps to assure that the tissue is used for approved purposes and that patients are notified of risks associated with tissue use. Specifically, the Company must obtain physician prescriptions, and tissue packaging must contain specified warning labels. The Agreement calls for the Company to undertake to identify third-party records of donor tissue testing and to destroy tissue from donors in whom microorganisms associated with an infection are found. The Agreement had a 45-business day term and was renewed on November 8, 2002, on January 8, 2003, and on March 17, 2003. This most recent renewal expires on June 13, 2003. The Company is unable to predict whether or not the FDA will grant further renewals of the Agreement. In addition, pursuant to the Agreement, the Company agreed to perform additional procedures in the processing of non-valved cardiac and vascular tissues and subsequently resumed processing these tissues. The Agreement contained the requirement that tissues subject to the FDA Order be replaced with tissues processed under validated methods. The Company also agreed to establish a corrective action plan within 30 days from September 5, 2002 with steps to validate processing procedures. The corrective action plan was submitted on October 5, 2002.

On December 31, 2002 the FDA clarified the Agreement noting that non-valved cardiac and vascular tissues processed since September 5, 2002 are not subject to the FDA Order. Specifically, for non-valved cardiac and vascular tissue processed since September 5, 2002, the Company is not required to obtain physician prescriptions, label the tissue as subject to a recall, or require special steps regarding procurement agency records of donor screening and testing beyond those required for all processors of human tissue. A renewal of the Agreement that expires on June 13, 2003 is therefore not needed in order for the Company to continue to distribute non-valved cardiovascular and vascular tissues processed since September 5, 2002, including orthopaedic tissue.

The Company resumed limited processing of orthopaedic tissues in late February 2003 following an FDA inspection of the Company's processing operations. The Company's first quarter 2003 procurement of orthopaedic tissues was approximately 5% of orthopaedic procurement levels in the first quarter of 2002. The Company plans to resume distribution of orthopaedic tissues.

A new FDA 483 Notice of Observations ("February 2003 483") was issued in connection with the FDA inspection in February 2003, but corrective action was implemented on most of its observations during the inspection. The Company believes the observations, most of which focus on the Company's systems for handling complaints and validation of test methods, will not materially affect the Company's operations. The Company responded to the February 2003 483 in March 2003. The Company is currently communicating with the FDA to determine the adequacy of its response to close out the February 2003 483.

After receiving the FDA Order the Company met with representatives of the FDA's CDRH division regarding CDRH's review of the Company's processed allograft heart valves, which are not subject to the FDA Order. On August 21, 2002 the FDA publicly stated that allograft heart valves have not been included in the FDA Order as these devices are essential for the correction of congenital cardiac lesions in neonate and pediatric patients and no satisfactory alternative device exists. However, the FDA also publicly stated that it then still had serious concerns regarding the Company's processing and handling of allograft heart valves. The FDA also recommended that surgeons carefully consider using processed allografts from alternative sources, that surgeons inform prospective patients of the FDA's concerns regarding the Company's allograft heart valves, and that patients be carefully monitored for both fungal and bacterial infections.

As a result of the adverse publicity surrounding the FDA Warning Letter, FDA Order, and reported tissue infections, the Company's procurement of cardiac tissues, from which heart valves and non-valved cardiac tissues are processed, decreased 29% in the first quarter of 2003 as compared to the first quarter of 2002. The Company's first quarter 2003 procurement of cardiac tissues decreased 4% from fourth quarter of 2002. The Company has continued to process and distribute heart valves since the receipt of the FDA Order, as these tissues are not subject to the FDA Order.

During the first quarter of 2003 the Company limited its vascular procurement until it addressed the observations detailed in the April 2002 483, and the Company continues to limit its vascular procurement until it can fully evaluate the demand for its vascular tissues. The Company's procurement of vascular tissue decreased 65% in the first quarter of 2003 as compared to the first quarter of 2002. The Company's first quarter 2003 procurement of vascular tissues increased 25% from fourth quarter of 2002. The Company expects that vascular procurement will continue to increase during 2003.

As a result of the FDA Order the Company recorded a reduction to pretax income of $12.6 million in the quarter ended June 30, 2002. The reduction was comprised of a net $8.9 million increase to cost of human tissue preservation services, a $2.4 million reduction to revenues (and accounts receivable) for the estimated return of the tissues subject to recall by the FDA Order, and a $1.3 million accrual recorded in general, administrative, and marketing expenses for retention levels under the Company's product liability and directors' and officers' insurance policies of $1.2 million (see Note 12), and for estimated expenses of $75,000 for packaging and handling for the return of affected tissues under the FDA Order. The net increase of $8.9 million to cost of preservation services was comprised of a $10.0 million write-down of deferred preservation costs for tissues subject to the FDA Order, offset by a $1.1 million decrease in cost of preservation services due to the estimated tissue returns resulting from the FDA Order (the costs of such recalled tissue are included in the $10.0 million write-down). The Company evaluated many factors in determining the magnitude of impairment to deferred preservation costs as of June 30, 2002, including the impact of the FDA Order, the possibility of continuing action by the FDA or other United States and foreign government agencies, and the possibility of unfavorable actions by physicians, customers, procurement organizations, and others. As a result of this evaluation, management believed that since all non-valved cardiac, vascular, and orthopaedic allograft tissues processed since October 3, 2001 were under recall pursuant to the FDA Order, and since the Company did not know if it would obtain a favorable resolution of its appeal and request for modification of the FDA Order, the deferred preservation costs for tissues subject to the FDA Order had been significantly impaired. The Company estimated that this impairment approximated the full balance of the deferred preservation costs of the tissues subject to the FDA Order, which included the tissues stored by the Company and the tissues to be returned to the Company, and therefore recorded a write-down of $10.0 million for these assets.

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

The Company evaluated multiple factors in determining the magnitude of impairment to deferred preservation costs at September 30, 2002, including the impact of the FDA Order, the possibility of continuing action by the FDA or other United States and foreign government agencies, the possibility of unfavorable actions by physicians, customers, procurement organizations, and others, the progress made to date on the corrective action plan, and the requirement in the Agreement that tissues subject to the FDA Order be replaced with tissues processed under validated methods. As a result of this evaluation management believed that all tissues subject to the FDA Order, as well as the majority of tissues processed prior to October 3, 2001, including heart valves, which were not subject to the FDA Order, were fully impaired. Management believed that most of the Company's customers would only order tissues processed after the September 5, 2002 Agreement or tissues processed under future procedures approved by the FDA once those tissues were available. The Company anticipated that the tissues processed under the Agreement would be available early to mid-November. Thus, the Company recorded a write-down of deferred preservation costs for processed tissues in excess of the supply required to meet demand prior to the release of these interim processed tissues. In the quarter ended March 31, 2003 the Company recorded a $297,000 increase to cost of preservation services to write-down the value of certain deferred tissue preservation costs that exceeded market value. As of March 31, 2003 the balance of deferred preservation costs was $3.8 million for allograft heart valve tissues, $379,000 for non-valved cardiac tissues, $3.1 million for vascular tissues, and $344,000 for orthopaedic tissues.

As a result of the write-down of deferred preservation costs, the Company recorded $6.3 million in income tax receivables and $4.5 million in deferred tax assets as of December 31, 2002. Upon destruction or shipment of the remaining tissues associated with the deferred preservation costs write-down, the deferred tax asset will become deductible in the Company's tax return. An expected refund of approximately $8.9 million related to 2002 federal income taxes will be generated through a carry back of operating losses and write-downs of deferred preservation costs. The Company filed its 2002 federal income tax returns in April of 2003 and expects to receive its tax refund during the second quarter of 2003. In addition, the Company recorded $2.5 million in income tax receivables as of December 31, 2002 related to estimated tax payments for 2002. The Company received payment of the $2.5 million in January of 2003.

On September 3, 2002 the Company announced a reduction in employee force of approximately 105 employees. In the third quarter of 2002 the Company recorded accrued restructuring costs of approximately $690,000, for severance and related costs of the employee force reduction. The expense was recorded in general, administrative, and marketing expenses and was included as a component of accrued expenses and other current liabilities on the Summary Consolidated Balance Sheet. During the year ended December 31, 2002 the Company utilized $580,000 of the accrued restructuring costs, including $505,000 for salary and severance payments, $64,000 for placement services for affected employees, and $11,000 in other related costs. During the quarter ended March 31, 2003 the Company utilized $64,000 of the accrued restructuring costs, including $57,000 for salary and severance payments and $7,000 in other related costs. In March 2003 the Company reversed the remaining accrual of $46,000 in unused restructuring costs, which was primarily due to lower than anticipated medical claims costs for affected employees. The Company does not expect to incur any additional restructuring costs associated with the employee force reduction.

In the quarter ended March 31, 2003 the Company recorded a favorable adjustment of $848,000 to the estimated tissue recall returns due to lower actual tissue returns under the FDA Order than were originally estimated in the second and third quarters of 2002. The adjustment increased cardiac tissue revenues by $92,000, vascular tissue revenues by $711,000, and orthopaedic tissue revenues by $45,000 in the first quarter of 2003. As of March 31, 2003 approximately $100,000 remains in the accrual for estimated return of tissues subject to recall by the FDA Order.

The Company expects its liquidity to continue to decrease significantly over the next year due to the anticipated significant decrease in revenues throughout at least the first half of 2003 as compared to the prior year period, as a result of reported tissue infections, the FDA Order and associated adverse publicity, and an expected decrease in cash due to the anticipated increased legal and professional costs relating to the defense of lawsuits (discussed in Note 12) and ongoing FDA compliance. The Company believes that anticipated revenue generation, expense management, savings resulting from the reduction in the number of employees to reflect the reduction in revenues, tax refunds expected to be approximately $8.9 million from loss carrybacks generated from operating losses and write-downs of deferred preservation costs, and the Company's existing cash and marketable securities will enable the Company to meet its liquidity needs through at least March 31, 2004, even if the Term Loan (as discussed in Note 5) is called in its entirety. There is no assurance that the Company will be able to return to the level of demand for its tissue services that existed prior to the FDA Order due to the adverse publicity or as a result of customers and tissue banks switching to competitors. Failure of the Company to maintain sufficient demand for its services would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

On February 20, 2003 the Company received a letter from the FDA stating that a 510(k) premarket notification should be filed for the Company's CryoValve SG and that premarket approval marketing authorization should be obtained for the Company's CryoVein SG when used for arteriovenous ("A-V") access. The agency's position is that use of the SynerGraft technology in the processing of allograft heart valves represents a modification to the Company's legally marketed CryoValve allograft, and that femoral veins used for A-V access are medical devices that require premarket approval. The FDA letter did not question the safety or efficacy of the SynerGraft process or the CryoVein A-V access implant.

The FDA has advised the Company that its CryoValve SG and CryoVein SG used for AV access will be regulated as medical devices. The Company is in discussions with the FDA about the type of clearances necessary for these products. The Company advised the FDA that it has voluntarily suspended use of the SynerGraft technology in the processing of allograft heart valves and vascular tissue until the regulatory status of the CryoValve SG and CryoVein SG is resolved. The FDA has not suggested that these tissues be recalled. Until such time as the issues surrounding the SynerGraft tissue are resolved, the Company will employ its traditional processing methods on these tissues. Distribution of allograft heart valves and vascular tissue processed using the Company's traditional processing protocols will continue. The outcome of the discussions with the FDA regarding the use of the SynerGraft process on human tissue could result in a reduction in SynerGraft processed cardiovascular and vascular tissue which would reduce the revenues and gross margins with respect to cardiovascular and vascular tissues.


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

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. At March 31, 2003 and December 31, 2002 all marketable equity securities and debt securities were designated as available-for-sale.

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

The following is a summary of cash equivalents and marketable securities (in thousands):

                                                Unrealized         Estimated
                                                 Holding            Market
March 31, 2003                 Cost Basis      Gains/(Losses)        Value
                             ------------------------------------------------
Cash equivalents:
   Money market funds        $         103                --    $         103
   Municipal obligations             2,200                --            2,200
                             ------------------------------------------------
                             $       2,303     $          --    $       2,303
                             ================================================
Marketable securities:
   Municipal obligations     $      13,071     $         256    $      13,327
                             ================================================

                                                Unrealized         Estimated
                                                 Holding            Market
December 31, 2002              Cost Basis      Gains/(Losses)        Value
                             ------------------------------------------------
Cash equivalents:
   Money market funds        $          52     $          --    $          52
   Municipal obligations             7,175                --            7,175
                             ------------------------------------------------
                             $       7,227     $          --    $       7,227
                             ================================================
Marketable securities:
   Municipal obligations     $      14,276     $         307    $      14,583
                             ================================================

Differences between cost and market listed above, consisting of a net unrealized holding gain less deferred taxes of $87,000 at March 31, 2003 and $104,000 as of December 31, 2002, are included in the accumulated other comprehensive income account of shareholders' equity.

The marketable securities of $13.3 million on March 31, 2003 and $14.6 million on December 31, 2002 had maturity dates as follows: approximately $2.0 million and $1.2 million, respectively, had a maturity date of less than 90 days, approximately $8.0 million and $8.0 million, respectively, had a maturity date between 90 days and 1 year, and approximately $3.3 million and $5.4 million, respectively, had a maturity date between 1 and 5 years.

NOTE 4 - INVENTORIES

Inventories are comprised of the following (in thousands):

                                                   March 31,       December 31,
                                                     2003              2002
                                                 -------------------------------
                                                  (Unaudited)

Raw materials                                    $       2,542    $        2,341
Work-in-process                                            388               306
Finished goods                                           1,773             1,938
                                                 -------------------------------
                                                 $       4,703    $        4,585
                                                 ===============================


NOTE 5 - DEBT

On April 25, 2000 the Company entered into a loan agreement permitting the Company to borrow up to $8 million under a line of credit during the expansion of the Company's corporate headquarters and manufacturing facilities. Borrowings under the line of credit accrued interest equal to Adjusted LIBOR plus 2% adjusted monthly. On June 1, 2001 the line of credit was converted to a term loan (the "Term Loan") to be paid in 60 equal monthly installments of principal plus interest computed at Adjusted LIBOR plus 1.5% (2.84% at March 31, 2003). At March 31, 2003 the principal balance of the Term Loan was $5.2 million. The Term Loan is secured by substantially all of the Company's assets. The Term Loan contains certain restrictive covenants including, but not limited to, maintenance of certain financial ratios, a minimum tangible net worth requirement, and the requirement that no materially adverse event has occurred. The lender has notified the Company that the FDA Order, as described in Note 2, and the inquiries of the SEC, as described in the Company's Form 10-K for the year ended December 31, 2002, as amended, have had a material adverse effect on the Company that constitutes an event of default. Additionally, as of March 31, 2003, the Company is in violation of the debt coverage ratio and net worth financial covenants. As of April 30, 2003 the lender has elected not to declare an event of default, but reserves the right to exercise any such right under the terms of the Term Loan. Therefore, all amounts due under the Term Loan as of March 31, 2003 are reflected as a current liability on the Summary Consolidated Balance Sheets.


NOTE 6 - DERIVATIVES

The Company's Term Loan, which accrues interest computed at Adjusted LIBOR plus 1.5%, exposes the Company to changes in interest rates going forward. On March 16, 2000 the Company entered into a $4.0 million notional amount forward-starting interest swap agreement, which took effect on June 1, 2001 and expires in 2006. This swap agreement was designated as a cash flow hedge to effectively convert a portion of the Term Loan balance to a fixed rate basis, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement, without an exchange of the underlying principal amounts. The differential to be paid or received is recognized in the period in which it accrues as an adjustment to interest expense on the Term Loan.

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

In August 2002 the Company determined that changes in the derivative's fair value could no longer be recorded in other comprehensive income, as a result of the uncertainty of future cash payments on the Term Loan caused by the lender's ability to declare an event of default as discussed in Note 5. Beginning in August 2002 the Company records all changes in the fair value of the derivative currently in other expense/income on the Summary Consolidated Statements of Operations, and is amortizing the amounts previously recorded in other comprehensive income into other expense/income over the remaining life of the agreement. If the lender accelerates the payments due under the Term Loan by declaring an event of default, any remaining balance in other comprehensive income will be reclassed into other expense/income during that period.

At March 31, 2003 the notional amount of this swap agreement was $2.6 million, and the fair value of the interest rate swap agreement, as estimated by the bank based on its internal valuation models, was a liability of $252,000. The fair value of the swap agreement is recorded as part of short-term liabilities. For the three months ended March 31, 2003 the Company recorded a loss of $19,000 on the interest rate swap. The unamortized value of the swap agreement, recorded in the accumulated other comprehensive income account of shareholders' equity, was $241,000 at March 31, 2003.


NOTE 7 - COMPREHENSIVE (LOSS) INCOME

The following is a summary of comprehensive (loss) income (in thousands):

                                                            March 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------------------------
                                                          (Unaudited)

Net (loss) income                                $       (434)   $       3,104
   Unrealized loss on investments                         (34)             (86)
   Change in fair value of interest rate swap
     (including cumulative effect of adopting
     SFAS 133 in 2001)                                     13                8
   Translation adjustment                                (158)             (33)
                                                 ------------------------------
Comprehensive (loss) income                      $       (613)   $       2,993
                                                 ==============================

The tax effect on the change in unrealized gain/loss on investments is $17,000 and $39,000 for the three months ended March 31, 2003 and 2002, respectively. The tax effect on the change in fair value of the interest rate swap is an expense of $6,000 and a benefit of $5,000 for the three months ended March 31, 2003 and 2002, respectively. The tax effect on the translation adjustment is $110,000 and zero for the three months ended March 31, 2003 and 2002, respectively.

NOTE 8 - (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     2003              2002
                                                 -------------------------------
                                                           (Unaudited)
Numerator for basic and diluted earnings
     per share - (loss) income available to
     common shareholders                         $        (434)   $        3,104
                                                 ===============================

Denominator for basic earnings per share -
     weighted-average basis                             19,634            19,096
Effect of dilutive stock options                            --               700
                                                 -------------------------------
Denominator for diluted earnings per share -
     adjusted weighted-average shares                   19,634            19,796
                                                 ===============================

(Loss) earnings per share:
     Basic                                       $      (0.02)    $         0.16
                                                 ===============================
     Diluted                                     $      (0.02)    $         0.16
                                                 ===============================

The effect of stock options of 364,000 shares for the three months ended March 31, 2003, was excluded from the calculation because this amount is antidilutive for the period presented.

On July 23, 2002 the Company's Board of Directors authorized the purchase of up to $10 million of its common stock. As of August 13, 2002 the Company had repurchased 68,000 shares of its common stock for $663,000. No further purchases are anticipated in the near term.


NOTE 9 - STOCK-BASED COMPENSATION

On December 31, 2002 the Company was required to adopt SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for companies that voluntarily elect to adopt the fair value recognition and measurement methodology prescribed by SFAS 123. In addition, regardless of the method a company elects to account for stock-based compensation arrangements, SFAS 148 requires additional disclosures in the footnotes of both interim and annual financial statements regarding the method the company uses to account for stock-based compensation and the effect of such method on the Company's reported results. The adoption of SFAS 148 did not have a material effect on the financial position, results of operations, and cash flows of the Company.

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

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     2003                2002
                                                 -------------------------------
                                                           (Unaudited)

Expected dividend yield                                     0%                0%
Expected stock price volatility                           .617              .630
Risk-free interest rate                                  2.49%             3.67%
Expected life of options                             4.0 Years         5.3 Years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except per share data):

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     2003              2002
                                                 -------------------------------
                                                           (Unaudited)

Net (loss) income--as reported                    $        (434)   $       3,104
Deduct:  Total stock-based employee
   compensation expense determined under
   the fair value based method for all awards,
   net of tax                                               128              160
                                                 -------------------------------
Net (loss) income--pro forma                      $        (562)   $       2,944
                                                  ==============================

(Loss) earnings per share--as reported:
   Basic                                          $       (0.02)   $        0.16
                                                 ===============================
   Diluted                                        $       (0.02)   $        0.16
                                                 ===============================

(Loss) earnings per share--proforma:
   Basic                                          $       (0.03)   $        0.15
                                                 ===============================
   Diluted                                        $       (0.03)   $        0.15
                                                 ===============================


NOTE 10 - ACCOUNTING PRONOUNCEMENTS

The Company was required to adopt SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003. SFAS 143 addresses accounting and reporting for retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The adoption of SFAS 143 did not have a material effect on the results of operations or financial position of the Company.

The Company was required to adopt SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections" ("SFAS 145"), on January 1, 2003. SFAS 145 rescinds SFAS No. 4, 44 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS 145 also amends SFAS No. 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the results of operations or financial position of the Company.

The Company was required to adopt SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") on January 1, 2003. SFAS 146 requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The adoption of SFAS 146 did not have a material effect on the results of operations or financial position of the Company.


NOTE 11 - SEGMENT INFORMATION

The Company has two reportable segments: Human Tissue Preservation Services and Implantable Medical Devices. The Company's segments are organized according to services and products.

The HUMAN TISSUE PRESERVATION SERVICES segment includes external revenue from cryopreservation services of cardiac, vascular, and orthopaedic allograft tissues. The IMPLANTABLE MEDICAL DEVICES segment includes external revenue from product sales of BioGlue Surgical Adhesive, bioprosthetic devices, including stentless porcine heart valves, SynerGraft treated porcine heart valves, and SynerGraft treated bovine vascular grafts, and Cerasorb(R) Ortho bone graft substitute. There are no intersegment revenues.

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

The following table summarizes revenues, cost of preservation services and products, and gross margins for the Company's operating segments (in thousands):

                                                       Three Months Ended
                                                            March 31
                                                 -------------------------------
                                                     2003              2002
                                                 -------------------------------
                                                           (Unaudited)

Revenue:
   Human tissue preservation services                    9,130            20,238
   Implantable medical devices                           6,599             5,065
   All other(a)                                            191               168
                                                 -------------------------------
                                                 $      15,920    $       25,471
                                                 -------------------------------
Cost of Preservation Services and Products:
   Human tissue preservation services                    2,443             8,063
   Implantable medical devices                           1,641             2,235
   All other(a)                                             --                --
                                                 -------------------------------
                                                         4,084            10,298
                                                 -------------------------------
Gross Margin (Loss):
   Human tissue preservation services                    6,687            12,175
   Implantable medical devices                           4,958             2,830
   All other(a)                                            191               168
                                                 -------------------------------
                                                 $      11,836    $       15,173
                                                 -------------------------------

----------
(a) The "All other" designation includes 1) grant revenue and 2) distribution revenue.

The following table summarizes net revenues by product (in thousands):

                                                       Three Months Ended
                                                            March 31
                                                 -------------------------------
                                                     2003              2002
                                                 -------------------------------
                                                           (Unaudited)
Revenue:
Human tissue preservation services:
   Cardiovascular tissue                         $       4,725    $        7,307
   Vascular tissue                                       4,255             7,017
   Orthopaedic tissue                                      150             5,914
                                                 -------------------------------
Total preservation services                              9,130            20,238
                                                 -------------------------------

BioGlue surgical adhesive                                6,494             4,873
Other implantable medical devices                          105               192
Distribution and grant                                     191               168
                                                 -------------------------------
                                                 $      15,920    $       25,471
                                                 ===============================


NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. As of April 28, 2003 twenty-three cases were open that were filed against the Company between May 18, 2000 and April 14, 2003. The cases are currently in the pre-discovery or discovery stages. Of these cases, 15 allege product liability claims arising out of the Company's orthopaedic tissue services, seven allege product liability claims arising out of the Company's allograft heart valve tissue services, and one alleges product liability claims arising out of the non-tissue products made by Ideas for Medicine, when it was a subsidiary of the Company.

On March 31, 2003 the Company announced that a settlement has been reached in the lawsuit brought against the Company by the estate of Brian Lykins. The complaint filed against the Company in the Superior Court of Cobb County, Georgia, on July 12, 2002 by Steve Lykins, as Trustee for the benefit of next of kin of Brian Lykins alleged strict liability, negligence, and breach of warranties related to tissue implanted in November 2001. In addition to this lawsuit, three other lawsuits have been dismissed or were settled during the first quarter of 2003. The total settlements involved in these cases including amounts paid by the Company and its insurer were less than 10% of total current assets at March 31, 2003.

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

Claims-made insurance policies cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier. The Company periodically evaluates its exposure to unreported product liability claims, and records accruals as necessary for the estimated cost of unreported claims related to services performed and products sold. As of December 31, 2002 the Company accrued $3.6 million in estimated costs for unreported product liability claims related to services performed and products sold prior to December 31, 2002. The expense was recorded in 2002 in general, administrative, and marketing expenses and was included as a component of accrued expenses and other current liabilities on the Summary Consolidated Balance Sheets. As of March 31, 2003 the accrual for unreported product liability claims remained unchanged for services performed and products sold prior to March 31, 2003.

The Company has concluded that it is probable that it will incur losses relating to asserted claims and pending litigation of at least $1.2 million, which represents the aggregate amount of the Company's retention under its product liability and directors' and officers' insurance policies. Therefore, the Company recorded an accrual of $1.2 million during 2002. As of March 31, 2003 the remaining accrual for the retention levels decreased to $750,000 due to required insurance retention payments made related to legal settlements reached during the first quarter of 2003.

Several putative class action lawsuits were filed in July through September 2002 against the Company and certain officers of the Company, alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing a series of purportedly materially false and misleading statements to the market. During the third quarter of 2002 the Court consolidated the suits, and on November 14, 2002 lead plaintiffs and lead counsel were named. A consolidated complaint was filed on January 15, 2003, seeking the Court's certification of the litigation as a class action on behalf of all purchasers of the Company's stock between April 2, 2001 and August 14, 2002. The principal allegations of the consolidated complaint are that the Company failed to disclose its alleged lack of compliance with certain FDA regulations regarding the handling and processing of certain tissues and other product safety matters. In the consolidated complaint, plaintiffs seek to recover compensatory damages and various fees and expenses of litigation, including attorneys' fees. The Company and the other defendants filed a motion to dismiss the consolidated complaint on February 28, 2003 which remains pending before the Court. The Company carries directors' and officers' liability insurance policies, which the Company believes to be adequate to defend against this action. Nonetheless, an adverse judgment in excess of the Company's insurance coverage could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

On August 30, 2002 a purported shareholder derivative action was filed by Rosemary Lichtenberger against Steven G. Anderson, Albert E. Heacox, John W. Cook, Ronald C. Elkins, Virginia C. Lacy, Ronald D. McCall, Alexander C. Schwartz, and Bruce J. Van Dyne in the Superior Court of Gwinnett County, Georgia. The suit, which names the Company as a nominal defendant, alleges that the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to engage in certain inappropriate practices that caused the Company to suffer damages. The complaint was preceded by one day by a letter written on behalf of Ms. Lichtenberger demanding that the Company's Board of Directors take certain actions in response to her allegations. On January 16, 2003 another purported derivative suit alleging claims similar to those of the Lichtenberger suit was filed in the Superior Court of Fulton County by complainant Robert F. Frailey. As in the Lichtenberger suit, the filing of the complaint in the Frailey action was preceded by a purported demand letter sent on Frailey's behalf to the Company's Board of Directors. Both complaints seek undisclosed damages, costs and attorney's fees, punitive damages and prejudgment interest against the individual defendants derivatively on behalf of the Company. The Company's Board of Directors has established an independent committee to investigate the allegations of Ms. Lichtenberger and Mr. Frailey. The independent committee has engaged independent legal counsel to assist in the investigation and that investigation is currently proceeding.


NOTE 13 - SUBSEQUENT EVENTS

On April 11, 2003 the Company entered into an agreement to finance $1.4 million in insurance premiums associated with the yearly renewal of certain of the Company's insurance policies. The amount financed accrues interest at a 3.75% rate and is payable in equal monthly payments over a nine month period.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RECENT EVENTS

On February 5, 2003 the Company announced that it had signed an exclusive agreement with curasan AG, located in Germany, for United States distribution of Cerasorb(R) Ortho, curasan's resorbable bone graft substitute. The five-year agreement gives CryoLife exclusive rights to market Cerasorb Ortho for all non-spine, non-dental orthopaedic indications such as trauma, general, and sports medicine. Cerasorb, a resorbable, beta-tricalcium phosphate bone regeneration material, was first introduced in Germany in 1998 for dental use. The product captured approximately 60% of the synthetic dental bone regeneration market in Germany within four years. In 2001 curasan received CE Mark certification for Cerasorb's use in general orthopaedics, and in 2002 received FDA 510(k) approval for orthopaedic use. The Company anticipates that the United States market for bone grafts and substitutes for which it can distribute Cerasorb is approximately $140 million annually.

A new FDA 483 Notice of Observations was issued in connection with the FDA inspection in February of 2003, but corrective action was implemented on most of its observations during the inspection. The Company believes the observations, most of which focus on the Company's systems for handling complaints and validation of test methods, will not materially affect the Company's operations. If the Company is unable to satisfactorily respond to the FDA's observations contained in this notice, the FDA could take further action, which could have a material adverse effect on the Company's business, results of operations, financial position, or cash flows. The Company resumed limited processing of orthopaedic tissues in late February 2003 following the FDA inspection. The Company plans to resume distribution of orthopaedic tissues.

On February 20, 2003 the Company received a letter from the FDA stating that a 510(k) premarket notification should be filed for the Company's CryoValve SG and that premarket approval marketing authorization should be obtained for the Company's CryoVein SG when used for arteriovenous ("A-V") access. The agency's position is that use of the SynerGraft technology in the processing of allograft heart valves represents a modification to the Company's legally marketed CryoValve allograft, and that femoral veins used for A-V access are medical devices that require premarket approval. The FDA letter did not question the safety or efficacy of the SynerGraft process or the CryoVein A-V access implant.

The FDA has advised the Company that its CryoValve SG and CryoVein SG used for AV access will be regulated as medical devices. The Company is in discussions with the FDA about the type of clearances necessary for these products. The Company has voluntarily suspended use of the SynerGraft technology in the processing of allograft heart valves and vascular tissue until the regulatory status of the CryoValve SG and CryoVein SG is resolved. The FDA has not suggested that these tissues be recalled. Until such time as the issues surrounding the SynerGraft tissue are resolved, the Company will employ its traditional processing methods on these tissues. Distribution of allograft heart valves and vascular tissue processed using the Company's traditional processing protocols will continue. The outcome of the discussions with the FDA regarding the use of the SynerGraft process on human tissue could result in a reduction in SynerGraft processed cardiovascular and vascular tissue which would reduce the revenues and gross margins with respect to cardiovascular and vascular tissues. Considering additional costs associated with processing SynerGraft cardiac and vascular tissues, the potential net financial impact from not utilizing the SynerGraft technology in cardiac and vascular tissue processing is estimated to be approximately 10% of the cardiac and vascular revenues derived from SynerGraft processing.

On March 31, 2003 the Company announced that a settlement has been reached in the lawsuit brought against the Company by the estate of Brian Lykins. See Part II, Item 1 "Legal Proceedings" for further discussion.


CRITICAL ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is included in Note 1 to the consolidated financial statements, as filed in the Form 10-K for the fiscal year ended December 31, 2002, as amended. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company's operating results and financial condition. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The following are accounting policies that management believes are most important to the portrayal of the Company's financial condition and results and may involve a higher degree of judgment and complexity.

DEFERRED PRESERVATION COSTS: Tissue is procured from deceased human donors by organ and tissue procurement agencies, which consign the tissue to the Company for processing and preservation. Preservation costs related to tissue held by the Company are deferred until revenue is recognized upon shipment of the tissue to the implanting facilities. Deferred preservation costs consist primarily of laboratory and personnel expenses, tissue procurement fees, fringe benefits, facility allocations, and freight-in charges, and are stated at the lower of cost or market, net of reserve, on a first-in, first-out basis.

As of March 31, 2003 the balance of deferred preservation costs was $3.8 million for allograft heart valve tissues, $379,000 for non-valved cardiac tissues, $3.1 million for vascular tissues, and $344,000 for orthopaedic tissues. During 2002 the Company recorded a write-down of deferred preservation costs of $8.7 million for valved cardiac tissues, $2.9 million for non-valved cardiac tissues, $11.9 million for vascular tissues, and $9.2 million for orthopaedic tissue totaling $32.7 million. These write-downs were recorded as a result of the FDA Order as discussed at Note 2 to the Summary Consolidated Financial Statements in this Form 10-Q. The amount of these write-downs reflects managements' estimates based on information available to it at the time the estimates were made. These estimates may prove inaccurate, as the scope and impact of the FDA Order are determined. Management continues to evaluate the recoverability of these deferred preservation costs based on the factors discussed in Note 2 to Summary Consolidated Financial Statements and will record additional write-downs if it becomes clear that additional impairments have occurred. The write-down created a new cost basis which cannot be written back up if these tissues become shippable. The cost of human tissue preservation services may be favorably impacted depending on the future level of tissue shipments related to previously written-down deferred preservation costs. The shipment levels of these written-down tissues will be affected by the amount and timing of the release of tissues processed after September 5, 2002, as a result of the Agreement with the FDA, since, under the Agreement, written-down tissues may be shipped if tissues processed after September 5, 2002 are not available for shipment.

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

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), requires the write-down of a long-lived asset to be held and used if the carrying value of the asset or the asset group to which the asset belongs is not recoverable. The carrying value of the asset or asset group is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. In applying SFAS 144, the Company defined the specific asset groups used to perform the cash flow analysis. The Company defined the asset groups at the lowest level possible, by identifying the cash flows from groups of assets that could be segregated from the cash flows of other assets and liabilities. Using this methodology, the Company determined that its asset groups consisted of the long-lived assets related to the Company's two reporting segments. The Company used a fourteen-year period for the undiscounted future cash flows. This period of time was selected based upon the remaining life of the primary assets of the asset groups, which are leasehold improvements. The undiscounted future cash flows related to these asset groups exceeded their carrying values as of March 31, 2003 and therefore management has concluded that there is not an impairment of the Company's long-lived intangible assets and tangible assets related to the tissue preservation business or medical device business. However, depending on the Company's ability to rebuild demand for its tissue preservation services, the outcome of discussions with the FDA regarding the shipping of orthopaedic tissues, and the future effects of adverse publicity surrounding the FDA Order and reported infections on preservation revenues, these assets may become impaired. Management will continue to evaluate the recoverability of these assets in accordance with SFAS 144.

Beginning with the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002 the goodwill resulting from business acquisitions is not amortized, but is instead subject to periodic impairment testing in accordance with SFAS 142. Patent costs are amortized over the expected useful lives of the patents (primarily 17 years) using the straight-line method. Other intangibles, which consist primarily of manufacturing rights and agreements, are amortized over the expected useful lives of the related assets (primarily five years). As a result of the FDA Order, the Company determined that an evaluation of the possible impairment of intangible assets under SFAS 142 was necessary. The Company engaged an independent valuation expert to perform the valuation using a discounted cash flow methodology, and as a result of this analysis, the Company determined that goodwill related to its tissue processing reporting unit was fully impaired as of September 30, 2002. Therefore, the Company recorded a write-down of $1.4 million in goodwill during the quarter ended September 30,
2002. Management does not believe an impairment exists related to the other intangible assets that were assessed in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

PRODUCT LIABILITY CLAIMS: In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier. The Company periodically evaluates its exposure to unreported product liability claims, and records accruals as necessary for the estimated cost of unreported claims related to services performed and products sold. As of December 31, 2002 the Company had accrued $3.6 million in estimated costs for unreported product liability claims related to services performed and products sold prior to December 31, 2002. The Company engaged an independent actuarial firm to perform an analysis of the unreported product claims as of December 31, 2002. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereas, projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company's historical claim emergence and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company's historical average cost per claim with industry claims data. The expense was recorded in 2002 in general, administrative, and marketing expenses and was included as a component of accrued expenses and other current liabilities on the Summary Consolidated Balance Sheet. As of March 31, 2003 the accrual for unreported product liability claims remained unchanged for services performed and products sold prior to March 31, 2003. The Company believes that the accrual for unreported product liability claims in addition to the product liability insurance renewal effective as of April 1, 2003 is adequate to cover product liability complaints filed against it. The Company's product liability insurance coverage may have a favorable impact on future accruals for unreported product liability claims.


NEW ACCOUNTING PRONOUNCEMENTS

The Company was required to adopt SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003. SFAS 143 addresses accounting and reporting for retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The adoption of SFAS 143 did not have a material effect on the results of operations or financial position of the Company.

The Company was required to adopt SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections" ("SFAS 145"), on January 1, 2003. SFAS 145 rescinds SFAS No. 4, 44 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS 145 also amends SFAS No. 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the results of operations or financial position of the Company.

The Company was required to adopt SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") on January 1, 2003. SFAS 146 requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The adoption of SFAS 146 did not have a material effect on the results of operations or financial position of the Company.


RESULTS OF OPERATIONS
(IN THOUSANDS)

REVENUES

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     2003              2002
                                                 -------------------------------

Revenues as reported                             $      15,920    $       25,471
Adjustment to estimated tissue recall returns              848                --
                                                 -------------------------------
Revenues prior to adjustment to estimated
   tissue recall returns (a)                     $      15,072    $       25,471
                                                 ===============================

Revenues as reported decreased 37% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Revenues as reported include $848,000 in favorable adjustments to the estimated tissue recall returns due to lower actual tissue returns under the FDA Order than were originally estimated. As of March 31, 2003 approximately $100,000 remains in the accrual for estimated return of tissues subject to recall by the FDA Order. Revenues prior to the adjustment to estimated tissue recall returns decreased 41% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease in revenues was primarily due to a 59% decrease in human tissue preservation service revenues as a result of the FDA Order's restriction on shipments of certain tissues, the Company's cessation of orthopaedic processing, and decreased demand as a result of the adverse publicity surrounding the FDA Order, FDA Warning Letter, and reported tissue infections, partially offset by a 33% increase in BioGlue(R) Surgical Adhesive revenues due to increased demand for the three months ended March 31, 2003.

Management believes that a decrease in revenues as compared to prior year periods will continue at least through the first half of 2003, although the ongoing corrective actions taken by the Company regarding the FDA issues and the anticipated resolution of the FDA issues should assist the Company in rebuilding demand for its preservation services. In the event the Company is not successful in rebuilding demand for its preservation services, future revenues can be expected to decrease significantly as compared to historical levels. As discussed in Note 2 to the Summary Consolidated Financial Statements, the outcome of the discussions with the FDA regarding the use of the SynerGraft process on human tissue could result in a reduction in SynerGraft processed cardiovascular and vascular tissue which would reduce revenue and the gross margins with respect to cardiovascular and vascular tissues.


--------
(a) The measurement "revenues prior to adjustment to estimated tissue recall returns" may be deemed to be a "non-GAAP" financial measure as that term is defined in Regulation G and Item 10(e) of Regulation S-K and is included for informational purposes to provide information comparable to revenues in prior periods. Presentation of revenues excluding such adjustment might mislead investors with respect to the magnitude of the Company's revenues, since the "adjustment to estimated tissue recall returns" included in "revenues as reported" does not represent revenues earned from actual tissues shipped during the period.

BIOGLUE SURGICAL ADHESIVE

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     2003              2002
                                                 -------------------------------

Revenues as reported                             $       6,494    $        4,873

BioGlue revenues as reported as a
   percentage of total revenue as reported                 41%               19%
BioGlue revenues as reported as a
   percentage of total revenue prior to adjustment
   to estimated tissue recall returns(a)                   43%               19%

Revenues from the sale of BioGlue Surgical Adhesive increased 33% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in revenues for the three months ended March 31, 2003 was due to a 23% increase in the amount of BioGlue cartridges and delivery devices shipped due to an increase in demand and a 10% increase in the average selling price of the BioGlue cartridges and delivery devices shipped. Domestic revenues accounted for 79% and 80% of total BioGlue revenues for the three months ended March 31, 2003 and 2002, respectively.

Although BioGlue revenue increased as compared to the prior year and BioGlue was not included in the FDA Order, future sales of BioGlue could be adversely affected due to the adverse publicity surrounding the FDA's review of and correspondence with the Company. Additionally, there is a possibility that the Company's BioGlue manufacturing operations could come under increased scrutiny from the FDA as a result of their review of the Company's tissue processing laboratories.

CARDIOVASCULAR PRESERVATION SERVICES

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     2003                2002
                                                 -------------------------------

Revenues as reported                             $       4,725    $        7,307
Adjustment to estimated tissue recall returns               92                --
                                                 -------------------------------
Revenues prior to adjustment to estimated
   tissue recall returns(a)                      $       4,633    $        7,307
                                                 ===============================

Cardiovascular revenues as reported as a
   percentage of total revenue as reported                 30%               29%
Cardiovascular revenues prior to adjustment
   to estimated tissue recall returns as a
   percentage of total revenue prior to adjustment
   to estimated tissue recall returns(a)                   31%               29%

Revenues from cardiovascular preservation services as reported decreased 35% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Revenues as reported include $92,000 in favorable adjustments to the estimated tissue recall returns due to lower actual tissue returns under the FDA Order than were originally estimated. Revenues from cardiovascular preservation services prior to the adjustment to estimated tissue recall returns decreased 37% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease in revenues for the three months ended March 31, 2003 was primarily due to a 43% decrease in cardiovascular shipments due to a decline in demand related to the adverse publicity surrounding the FDA Order and FDA Warning Letter, the FDA Letter posted on its website, reported tissue infections and the related adverse publicity, and the restrictions on shipments of certain non-valved cardiac tissues subject to the FDA Order. This decrease in shipments was partially offset by a 6% increase in average service fees due to a higher percentage of shipments in the first quarter of 2003 consisting of heart valves rather than non-valved cardiac tissue as compared to the first quarter of 2002.

The Company anticipates a future decrease in cardiovascular preservation revenues as compared to prior year periods for at least the first half of 2003 as a result of the FDA Warning Letter, the FDA Order, the FDA letter posted on its website, certain reported tissue infections, and the related adverse publicity. If the Company is unable to rebuild demand for its preservation services for these tissues, future cardiac preservation revenue could continue to decrease.

VASCULAR PRESERVATION SERVICES

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     2003              2002
                                                 -------------------------------

Revenues as reported                             $       4,255    $        7,017
Adjustment to estimated tissue recall returns              711                --
                                                 -------------------------------
Revenues prior to adjustment to estimated
   tissue recall returns(a)                      $       3,544    $        7,017
                                                 ===============================

Vascular revenues as reported as a
   percentage of total revenue as reported                 27%               28%
Vascular revenues prior to adjustment
   to estimated tissue recall returns as a
   percentage of total revenue prior to adjustment
   to estimated tissue recall returns(a)                   24%               28%

Revenues from vascular preservation services as reported decreased 39% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Revenues as reported include $711,000 in favorable adjustments to the estimated tissue recall returns due to lower actual tissue returns under the FDA Order than were originally estimated. Revenues from vascular preservation services prior to the adjustment to estimated tissue recall returns decreased 49% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease in revenues for the three months ended March 31, 2003 was primarily due to a 42% decrease in vascular shipments due to a decline in demand related to the adverse publicity surrounding the FDA Order and FDA Warning Letter, reported tissue infections and the related adverse publicity, and the restrictions on shipments of certain vascular tissues subject to the FDA Order. Additional decreases in revenues were due to a 7% decrease in average service fees due to an increase in shorter multiple grafts, used as composite grafts, shipped per case relative to longer, singular vascular grafts, which have higher service fees, shipped per case in the first quarter of 2002.

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

ORTHOPAEDIC PRESERVATION SERVICES

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     2003              2002
                                                 -------------------------------

Revenues as reported                             $         150    $        5,914
Adjustment to estimated tissue recall returns               45                --
                                                 -------------------------------
Revenues prior to adjustment to estimated
   tissue recall returns(a)                      $         105    $        5,914
                                                 ===============================

Orthopaedic revenues as reported as a
   percentage of total revenue as reported                  1%               23%
Orthopaedic revenues prior to adjustment
   to estimated tissue recall returns as a
   percentage of total revenue prior to adjustment
   to estimated tissue recall returns(a)                    1%               23%

Revenues from orthopaedic preservation services as reported decreased 97% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Revenues as reported include $45,000 in favorable adjustments to the estimated tissue recall returns due to lower actual tissue returns under the FDA Order than were originally estimated. Revenues from orthopaedic preservation services prior to the adjustment to estimated tissue recall returns decreased 98% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease in revenues for the three months ended March 31, 2003 was primarily due to a 97% decrease in orthopaedic shipments due to a decline in demand related to the adverse publicity surrounding the FDA Order, FDA Warning Letter, and reported tissue infections, cessation of processing of orthopaedic tissue until late February 2003, and the restrictions on shipments of certain orthopaedic tissues subject to the FDA Order. Revenues since August 14, 2002 have been from shipments of orthopaedic tissues that were processed prior to October 3, 2001.

The Company anticipates a substantial decrease in the orthopaedic preservation revenues as compared to prior year periods for at least the first half of 2003 due to the Company's inability to ship orthopaedic grafts processed between October 3, 2001 and September 5, 2002 pursuant to the FDA Order, the adverse publicity resulting from the FDA Warning Letter and FDA Order, and the reported infections in some orthopaedic allograft recipients. The Company resumed processing orthopaedic tissues in late February 2003 following the FDA inspection of the Company's operations as discussed in Note 2 to the Summary Consolidated Financial Statements. The Company's first quarter 2003 procurement of orthopaedic tissues was approximately 5% of orthopaedic procurement levels in the first quarter of 2002. The Company plans to resume distribution of orthopaedic tissues. If the Company is unable to rebuild demand for its preservation services for orthopaedic tissues, future orthopaedic preservation revenue, if any, may be minimal.

IMPLANTABLE MEDICAL DEVICES

Revenues from implantable medical devices decreased 45% to $105,000 for the three months ended March 31, 2003 from $192,000 for the three months ended March 31, 2002, representing 1% of total revenues during such periods.

DISTRIBUTION AND GRANT REVENUES

Grant revenues increased to $191,000 for the three months ended March 31, 2003 from $27,000 for the three months ended March 31, 2002. Grant revenues in both years were primarily attributable to the SynerGraft research and development programs. Distribution revenues decreased to zero for the three months ended March 31, 2003 from $141,000 for the three months ended March 31, 2002. Distribution revenues consisted of commissions received for the distribution of orthopaedic tissues for another processor. The Company does not currently anticipate receiving distribution revenues from any third party processors in 2003.

COSTS AND EXPENSES

Cost of human tissue preservation services aggregated $2.4 million for the three months ended March 31, 2003 compared to $8.1 million for the three months ended March 31, 2002, representing 27% and 40%, respectively, of total human tissue preservation service revenues as reported during each period. Cost of human tissue preservation services was 29% and 40% for the three months ended March 31, 2003 and 2002, respectively, of total human tissue preservation service revenues prior to the adjustment to estimated tissue recall returns during each period. The decrease in the first quarter 2003 cost of preservation was due to decreased shipments resulting from decreased demand and shipments of tissue with a zero cost basis due to write-downs of deferred preservation costs in the second and third quarter of 2002. The reduction in cost of preservation services for tissues shipped in the first quarter of 2003 due to prior period write-downs was estimated to be $2.3 million. This decrease was partially offset by a $297,000 increase to cost of preservation services to adjust the value of certain deferred tissue preservation costs that exceeded market value. The Company anticipates a reduction in the cost of human tissue preservation services for at least the first half of 2003 as compared to prior periods due to a reduction in shipments of tissues as a result of the FDA Order and FDA Warning Letter, reported tissue infections, and the related adverse publicity. The cost of human tissue preservation services as a percent of revenue is likely to increase as a result of lower tissue processing volumes, especially if the decline in demand continues. However, the cost of human tissue preservation services may be favorably impacted, depending on the future level of tissue shipments related to previously written-down deferred preservation costs, because the write-down creates a new cost basis which cannot be written back up if these tissues are shipped or become available for shipment. The shipment levels of these written-down tissues will be affected by the amount and timing of the release of tissues processed after September 5, 2002, pursuant to the Agreement with the FDA, since written-down tissues may only be shipped if tissues processed after the Agreement are not available for shipment.

Cost of products aggregated $1.6 million for the three months ended March 31, 2003 compared to $2.2 million for the three months ended March 31, 2002, representing 25% and 44%, respectively, of total product revenues during such periods. The decrease in cost of products is primarily due to a decrease in the costs related to bioprosthetic products due to lower sales and production levels for these products, partially offset by an increase in BioGlue sales. The decrease in the first quarter 2003 cost of products as a percentage of total product revenues is due to a favorable product mix that was impacted by the increase in revenues from BioGlue Surgical Adhesive, which carries higher gross margins than bioprosthetic devices.

General, administrative, and marketing expenses increased 22% to $11.6 million in the first quarter of 2003, compared to $9.5 million in the first quarter of 2002, representing 73% and 37%, respectively, of total revenues during such periods. The increase in expenditures for the three months ended March 31, 2003 was primarily due to an increase of approximately $2.0 million in professional fees (legal, consulting, and accounting) due to increased litigation, litigation settlement costs, and issues surrounding the FDA Order and an increase of approximately $300,000 in insurance premiums. The Company expects to continue to incur significant legal costs and professional fees to defend the lawsuits filed against the Company and to address FDA compliance requirements. Additional marketing expenses may also be incurred to address the effects of the adverse publicity surrounding the FDA Order.

Research and development expenses decreased 20% to $917,000 for the three months ended March 31, 2003, compared to $1.2 million for the three months ended March 31, 2002, representing 6% and 5%, respectively, of total revenues during such periods. Research and development spending in 2003 and 2002 was primarily focused on the Company's SynerGraft and Protein Hydrogel Technologies.

Interest expense, net of interest income, was $1,000 for the three months ended March 31, 2003 as compared to $106,000 of interest income, net of interest expense, for the three months ended March 31, 2002. The 2003 decrease in net interest income was due to reduced investments earning interest in 2003 as compared to 2002 and lower interest rates in 2003, partially offset by a reduction in the principal debt amount outstanding due to scheduled principal payments and the conversion of the convertible debenture in March of 2002.

Other income decreased to $26,000 for the three months ended March 31, 2003 as compared to $56,000 for the three months ended March 31, 2002.

The effective income tax rate was 33% and 34% for quarters ended March 31, 2003 and 2002, respectively.

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


LIQUIDITY AND CAPITAL RESOURCES

NET WORKING CAPITAL

At March 31, 2003 net working capital (current assets of $56.2 million less current liabilities of $19.5 million) was $36.7 million, with a current ratio (current assets divided by current liabilities) of 3 to 1, compared to net working capital of $37.6 million, with a current ratio of 3 to 1 at December 31, 2002. The Company's primary capital requirements arise from general working capital needs, capital expenditures for facilities and equipment, and funding of research and development projects. The Company has historically funded these requirements through bank credit facilities, cash generated by operations, and equity offerings. Based on the decrease in revenues resulting from the FDA Order, FDA Warning Letter, reported tissue infections, and associated adverse publicity, the Company expects that its cash used in operating activities will increase significantly over the near term, and that net working capital will decrease. The Company believes that anticipated revenue generation, expense management, savings resulting from the reduction in the number of employees to reflect the reduction in revenues, federal tax refunds of approximately $8.9 million due to loss carrybacks generated from operating losses and write-downs of deferred preservation costs and inventory, and the Company's existing cash and cash equivalents and marketable securities will enable the Company to meet its liquidity needs, including repayment of the Term Loan if required, through at least March 31, 2004. It is possible that the Company will not have sufficient funds to meet its primary capital requirements over the long term.

NET CASH FROM OPERATING ACTIVITIES

Net cash used in operating activities was $3.9 million and $189,000 for the three months ended March 31, 2003 and 2002, respectively. The difference is primarily attributable to the net loss in 2003 compared to net income in 2002 and changes in accounts receivable, accounts payable, and deferred preservation costs. These changes in working capital reflect the decrease in revenues and increased expenses as compared to the first quarter of 2002. The $3.9 million in current year net cash used was primarily due to an increase in working capital requirements due to a $4.9 million net change in operating assets and liabilities, partially offset by non-cash items, including depreciation and amortization of $1.4 million, provision for doubtful accounts of $24,000, write-down of deferred preservation costs of $297,000, and other non-cash adjustments to income of $19,000 The net loss of $434,000 includes a $2.0 million increase in professional fees due to increased litigation, litigation settlement costs, and issues surrounding the FDA compliance requirements, as discussed in the Results of Operations section above.

NET CASH FROM INVESTING ACTIVITIES

Net cash provided by investing activities was $1.1 million in the three months ended March 31, 2003, as compared to cash used of $215,000 in the three months ended March 31, 2002. The $1.1 million in current year net cash provided was primarily due to $1.2 million increase in cash from maturities of marketable debt securities, partially offset by capital expenditures.

NET CASH FROM FINANCING ACTIVITIES

Net cash used in financing activities was $423,000 and $201,000 in the three months ended March 31, 2003 and 2002, respectively. The $423,000 in current year net cash used was primarily due to $400,000 in principal payments on the Term

Loan and $159,000 in payments on capital leases, partially offset by a $136,000 increase in cash due to proceeds from the issuance of stock.

SCHEDULED CONTRACTUAL OBLIGATIONS AND FUTURE PAYMENTS

Scheduled contractual obligations and the related future payments subsequent to March 31, 2003 are as follows (in thousands):

                                                      Remainder of
                                           Total           2003           2004            2005        Thereafter
                                        -----------    -----------     -----------    -----------    -----------
Debt                                    $     5,200    $     1,200     $     1,600    $     1,600    $       800
Capital Lease Obligations                     3,426            632             843            843          1,108
Operating Leases                             26,706          1,721           2,115          2,091         20,779
Purchase Commitments                            700            322             378             --             --
                                        -----------    -----------     -----------    -----------    -----------
Total Contractual Obligations           $    36,032    $     3,875     $     4,936    $     4,534    $    22,687
                                        ===========    ===========     ===========    ===========    ===========

The Company's Term Loan, of which the principal balance was $5.1 million as of April 30, 2003, contains certain restrictive covenants including, but not limited to, maintenance of certain financial ratios and a minimum tangible net worth requirement, and the requirement that no materially adverse event has occurred. The lender has notified the Company that the FDA Order, as described in Note 2, and the inquiries of the SEC, as described in Note 12, have had a material adverse effect on the Company that constitutes an event of default. Additionally, as of March 31, 2003 the Company is in violation of the debt coverage ratio and net worth financial covenants. As of April 30, 2003 the lender has elected not to declare an event of default, but reserves the right to exercise any such right under the terms of the Term Loan. Therefore, all amounts due under the Term Loan as of March 31, 2003 are reflected as a current liability on the Summary Consolidated Balance Sheets. In the event the lender calls the Term Loan, the Company at present has adequate funds to pay the principal amount outstanding. The Term Loan is secured by substantially all of the Company's assets. Due to cross default provisions included in the Company's debt agreements, as of March 31, 2003 the Company was in default of certain capital lease agreements maintained with the lender of the Term Loan. Therefore, all amounts due under these capital leases are reflected as a current liability on the Summary Consolidated Balance Sheets as of March 31, 2003. Since the lender has not elected to exercise its rights to declare an event of default, the above chart shows the payments according to their scheduled payment dates.

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

INTEREST RATE SWAP AGREEMENT

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

In August 2002 the Company determined that changes in the derivative's fair value could no longer be recorded in other comprehensive income, as a result of the uncertainty of future cash payments on the Term Loan caused by the lender's ability to declare an event of default as discussed in Note 5. Beginning in August 2002 the Company is recording all changes in the fair value of the derivative currently in other expense/income on the Summary Consolidated

Statements of Operation, and is amortizing the amounts previously recorded in other comprehensive income into other expense/income over the remaining life of the agreement. If the lender accelerates the payments due under the Term Loan by declaring an event of default, any remaining balance in other comprehensive income will be reclassed into other expense/income during that period.

At March 31, 2003 the notional amount of this swap agreement was $2.6 million, and the fair value of the interest rate swap agreement, as estimated by the bank based on its internal valuation models, was a liability of $252,000. The fair value of the swap agreement is recorded as part of short-term liabilities. For the three months ended March 31, 2003 the Company recorded a loss of $19,000 on the interest rate swap. The unamortized value of the swap agreement, recorded in the accumulated other comprehensive income account of shareholders' equity, was $241,000 at March 31, 2003.

STOCK REPURCHASE

On July 23, 2002 the Company's Board of Directors authorized the purchase of up to $10 million of its common stock. As of August 13, 2002 the Company had repurchased 68,000 shares of its common stock for $663,000. No further purchases are anticipated in the near term.

CAPITAL EXPENDITURES

The Company expects that its full year capital expenditures in 2003 will be less than its expenditures in 2002, which were approximately $4.1 million. The Company expects to have the flexibility to increase or decrease the majority of its planned capital expenditures depending on its ability to resume normal operating levels once it has fully evaluated the demand for its tissues and resumed distribution of orthopaedic tissues. The Company does not currently anticipate any major purchase of equipment as a result of the April 2002 and February 2003 FDA inspections.

OVERALL TREND IN LIQUIDITY AND CAPITAL RESOURCES

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

The Company expects its liquidity to decrease significantly over the next year due to the anticipated significant decrease in revenues through at least the first half of 2003 as compared to the prior year period, as a result of the FDA Order and associated adverse publicity, and an expected decrease in cash due to the anticipated increased legal and professional costs relating to the defense of lawsuits and the FDA Order. The Company believes that anticipated revenue generation, expense management, savings resulting from the reduction in the number of employees to reflect the reduction in revenues, tax refunds of approximately $8.9 million due to loss carrybacks generated from operating losses and write-downs of deferred preservation costs and inventory, and the Company's existing cash and cash equivalents and marketable securities will enable the Company to meet its liquidity needs through at least March 31, 2004, even if the Term Loan is called in its entirety. There is no assurance that the Company will be able to return to the level of demand for its tissue services that existed prior to the FDA Order as a result of the adverse publicity or as a result of customers and tissue banks switching to competitors. Failure of the Company to maintain sufficient demand for its services would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

The Company's long term liquidity and capital requirements will depend upon numerous factors, including continued acceptance of BioGlue, the ability to extend the Agreement with the FDA, the extent and duration of the anticipated revenue decreases, the costs associated with compliance with FDA requirements, the outcome of litigation pending against the Company as described in Part II
Item 1 of this Form 10-Q, the level of demand for cardiovascular and vascular tissue, the continuing effect of adverse publicity, the Company's ability to resolve the February 2003 FDA 483 and the informal February FDA letter regarding tissues processed with SynerGraft technology, the ability to regain orthopaedic demand, the actual outcomes of product liability claims that have been incurred but not reported as of March 31, 2003 for which $3.6 million has been accrued, the timing of the Company's receipt of FDA approvals to begin clinical trials for its products currently in development, the availability of resources required to further develop its marketing and sales capabilities if and when those products gain approval, and the extent to which the Company's products generate market acceptance and demand. There can be no assurance the Company will not require additional financing or will not be required to seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet future requirements. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

                           FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements and information made or provided by the Company that are based on the beliefs of its management as well as estimates and assumptions made by and information currently available to our management. The words "could," "may," "might," "will," "would," "shall," "should," "pro forma," "potential," "pending," "intend," "believe," "expect," "anticipate," "estimate," "plan," "future" and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding anticipated revenues, cost savings, insurance coverage, regulatory activity, available funds and capital resources, and pending litigation. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which are as of their respective dates.

Some of the forward-looking statements contained in this Form 10-Q include those regarding:

     o    The impact of recent accounting pronouncements;
     o    The adequacy of insurance coverage;
     o    The outcome of lawsuits filed against the Company;
     o The impact of the FDA Order, related Agreements, reported tissue infections, and the related adverse publicity on future revenues, profits and business operations, future tissue procurement levels, and the estimates underlying the related charges recorded in the second and third quarter;
     o    The Company's intent to resume shipping orthopaedic tissue;
     o    Future costs of human tissue preservation services;
     o The impact of the February 2003 FDA 483 and of the FDA letter regarding SynerGraft processed cardiovascular and vascular tissues;
     o    Expected future impact of BioGlue on revenues;
     o The estimates of the amounts accrued for the retention levels under the Company's product liability and directors' and officers' insurance policies;
     o The estimates of the amounts accrued for product liability claims incurred but not reported at March 31, 2003; and
     o The adequacy of current financing arrangements, product demand and market growth.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations, including without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risks set forth under "Risk Factors" in Part I, Item 1 of the Company's Form 10-K for the year ended December 31, 2002 and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

The risks and uncertainties which might impact the forward-looking statements and the Company include concerns that:

     o The impact of the FDA Order, the FDA Warning Letter, reported tissue infections, and the resulting adverse publicity on CryoLife's business, liquidity and capital resources has been and may continue to be material;
     o The Company may not be able to obtain sufficient cardiovascular, vascular, and orthopaedic tissue to operate profitably;
     o Shipments of orthopaedic tissues are now minimal and demand may not return;
     o Physicians may be reluctant to implant the Company's preserved tissues;
     o    Heart valves processed by the Company may also be recalled;

     o    Products  not  included  in the FDA  Order  may come  under  increased scrutiny;
     o Demand for heart valves processed by the Company has decreased and may decrease further in the future;
     o Adverse publicity may reduce demand for products not affected by the FDA Order;
     o We may be unable to address the concerns raised by the FDA in its February 2003 Form 483 Notice of Observations, or the February 2003 letter regarding the use of SynerGraft technology to process human tissue;
     o Regulatory action outside of the U.S. may also affect the Company's business;
     o The Company's common stock is potentially at risk of being delisted from the New York Stock Exchange;
     o    The Company is the subject of an informal SEC investigation;
     o As a result of the FDA Order and resulting financial impact, CryoLife's lender has notified it that it is in default of certain provisions of the Company's credit facility, resulting in cross defaults under CryoLife's lease;
     o The Company's insurance coverage may be insufficient to cover judgments under existing or future claims;
     o Insurance coverage may be difficult or impossible to obtain in the future and if obtained, the cost of insurance coverage is likely to be much more expensive than in the past;
     o Intense competition may affect the Company's ability to recover from the FDA Order and develop its surgical adhesive business;
     o Extensive government regulation may retard the Company's ability to develop and sell products and services; and
     o Uncertainties regarding future health care reimbursement may affect the amount and timing of the Company's revenues.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's interest income and expense are most sensitive to changes in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company's cash and cash equivalents of $6.9 million and short-term investments in municipal obligations of $13.3 million as of March 31, 2003, as well as interest paid on its debt. A 10% adverse change in interest rates affecting the Company's cash equivalents and short-term investments would not have a material impact on the Company's interest income for 2003.

The Company manages interest rate risk through the use of fixed debt and an interest rate swap agreement. At March 31, 2003 approximately $2.6 million of the Company's $5.2 million in debt charged interest at a fixed rate. This fixed rate debt includes a portion of the Company's outstanding term loan balance that has been effectively converted to fixed rate debt through an interest rate swap agreement. A 10% increase in interest rates affecting the Company's variable rate debt, net of the effect of the interest rate swap agreement, would not have a material increase in the Company's interest expense for 2003. A 10% decrease in interest rates would not have a material effect on the interest rate swap agreement.


Item 4.  Controls and Procedures.

With the participation of management, the Company's President and Chief Executive Officer along with the Company's Vice President of Finance, Treasurer, and Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included on a timely basis in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business as a medical device and services company the Company has product liability complaints filed against it. As of April 28, 2003 twenty-three cases were open that were filed against the Company between May 18, 2000 and April 14, 2003. The cases are currently in the pre-discovery or discovery stages. Of these cases, 15 allege product liability claims arising out of the Company's orthopaedic tissue services, seven allege product liability claims arising out of the Company's allograft heart valve tissue services, and one alleges product liability claims arising out of the non-tissue products made by Ideas for Medicine, when it was a subsidiary of the Company.

On March 31, 2003 the Company announced that a settlement has been reached in the lawsuit brought against the Company by the estate of Brian Lykins. The complaint filed against the Company in the Superior Court of Cobb County, Georgia, on July 12, 2002 by Steve Lykins, as Trustee for the benefit of next of kin of Brian Lykins alleged strict liability, negligence, and breach of warranties related to tissue implanted in November 2001. In addition to this lawsuit, three other lawsuits have been dismissed or were settled during the first quarter of 2003. The total settlements involved in these cases including amounts paid by the Company and its insurer were less than 10% of total current assets at March 31, 2003.

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

Claims-made insurance policies cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier. The Company periodically evaluates its exposure to unreported product liability claims, and records accruals as necessary for the estimated cost of unreported claims related to services performed and products sold. As of December 31, 2002 the Company accrued $3.6 million in estimated costs for unreported product liability claims related to services performed and products sold prior to December 31, 2002. The expense was recorded in 2002 in general, administrative, and marketing expenses and was included as a component of accrued expenses and other current liabilities on the Summary Consolidated Balance Sheets. As of March 31, 2003 the accrual for unreported product liability claims remained unchanged for services performed and products sold prior to March 31, 2003.

The Company has concluded that it is probable that it will incur losses relating to asserted claims and pending litigation of at least $1.2 million, which represents the aggregate amount of the Company's retention under its product liability and directors' and officers' insurance policies. Therefore, the Company recorded an accrual of $1.2 million during 2002. As of March 31, 2003 the remaining accrual for the retention levels decreased to $750,000 due to required insurance retention payments made related to legal settlements reached during the first quarter of 2003.

Several putative class action lawsuits were filed in July through September 2002 against the Company and certain officers of the Company, alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing a series of purportedly materially false and misleading statements to the market. During the third quarter of 2002 the Court consolidated the suits, and on November 14, 2002 lead plaintiffs and lead counsel were named. A consolidated complaint was filed on January 15, 2003, seeking the Court's certification of the litigation as a class action on behalf of all purchasers of the Company's stock between April 2, 2001 and August 14, 2002. The principal allegations of the consolidated complaint are that the Company failed to disclose its alleged lack of compliance with certain FDA regulations regarding the handling and processing of certain tissues and other product safety matters. In the consolidated complaint, plaintiffs seek to recover compensatory damages and various fees and expenses of litigation, including attorneys' fees. The Company and the other defendants filed a motion to dismiss the consolidated complaint on February 28, 2003 which remains pending before the Court. The Company carries directors' and officers' liability insurance policies, which the Company believes to be adequate to defend against this action. Nonetheless, an adverse judgment in excess of the Company's insurance coverage could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

On August 30, 2002 a purported shareholder derivative action was filed by Rosemary Lichtenberger against Steven G. Anderson, Albert E. Heacox, John W. Cook, Ronald C. Elkins, Virginia C. Lacy, Ronald D. McCall, Alexander C. Schwartz, and Bruce J. Van Dyne in the Superior Court of Gwinnett County, Georgia. The suit, which names the Company as a nominal defendant, alleges that the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to engage in certain inappropriate practices that caused the Company to suffer damages. The complaint was preceded by one day by a letter written on behalf of Ms. Lichtenberger demanding that the Company's Board of Directors take certain actions in response to her allegations. On January 16, 2003, another purported derivative suit alleging claims similar to those of the Lichtenberger suit was filed in the Superior Court of Fulton County by complainant Robert F. Frailey. As in the Lichtenberger suit, the filing of the complaint in the Frailey action was preceded by a purported demand letter sent on Frailey's behalf to the Company's Board of Directors. Both complaints seek undisclosed damages, costs and attorney's fees, punitive damages, and prejudgment interest against the individual defendants derivatively on behalf of the Company. The Company's Board of Directors has established an independent committee to investigate the allegations of Ms. Lichtenberger and Mr. Frailey. The independent committee has engaged independent legal counsel to assist in the investigation and that investigation is currently proceeding.


Item 2.  Changes in Securities.

     None


Item 3.  Defaults Upon Senior Securities.

     See Note 5 to the Summary Consolidated Financial Statements for information regarding a notification by the Company's lender that the FDA Order and the inquiries of the SEC have had a material adverse effect on the Company, which constitutes an event of default. The lender has elected not to declare an event of default at this time.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.


Item 5.  Other information.

     None.


Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibit index can be found below.


Exhibit
Number    Description
-------   -----------

3.1*      Restated Certificate of Incorporation of the Company, as amended.

3.2*      ByLaws of the Company, as amended.

3.3 Articles of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.1 Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).

10.1*     Letter Agreement between the Company and FDA, dated March 17, 2003.

10.2* First Amendment to Employment Agreement, by and between the Company and Steven G. Anderson, dated September 3, 2002.

99.1* Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.


     (b) No Reports on Form 8-K were filed during the quarter.



----------------
* Filed herewith.

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

                                           CRYOLIFE, INC.
                                           (Registrant)

/s/ STEVEN G. ANDERSON                     /s/ DAVID ASHLEY LEE
---------------------------------          ----------------------------------
STEVEN G. ANDERSON                         DAVID ASHLEY LEE
Chairman, President, and                   Vice President, Treasurer, and
Chief Executive Officer                    Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

May 2, 2003
------------------------

DATE

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003
                                       /s/ STEVEN G. ANDERSON
                                       -----------------------------------
                                       Chairman, President, and Chief
                                       Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

                                       /s/DAVID ASHLEY LEE
                                       -------------------------------
                                       Vice President, Treasurer, and
                                       Chief Financial Officer