Form 10-Q/A
period 2003-06-30
CRYOLIFE INC
filed 2003-11-13
CIK 784199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003
                         Commission File Number 1-13165

                                 CRYOLIFE, INC.
             (Exact name of registrant as specified in its charter)

                              --------------------

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

EXPLANATORY NOTE
The Company is filing this  amendment  to Form 10-Q to  amend Items 1  and 2  of
Part I to restate its consolidated financial statements for the three and six months ended June 30, 2003 to correct the income tax expense in those periods in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting. As a result, the financial statements as of and for the three and six months ended June 30, 2003 have been restated from the amounts previously reported. The effect of the restatement on the consolidated financial statements is detailed in Note 15 to the consolidated financial statements. In addition, we are supplementing Part I, Item 4.


All of the information in this Form 10-Q/A is as of August 5, 2003, the filing date of the original Form 10-Q, and has not been updated for events subsequent to that date other than the restatement of the financial statements discussed in
Note 15 to the consolidated financial statements and the reassessment of its disclosure controls pursuant to Part I, Item 4. Although we have amended the forward-looking statements to reflect the amendments referred to above, none of the forward-looking information contained herein has been updated beyond that date. This Form 10-Q/A does not contain Part I Item 3 or Part II Items 1 through 5 as those portions of the previously filed Form 10-Q have not changed.

Part I - FINANCIAL INFORMATION

Item 1. Financial statements


                         CRYOLIFE, INC. AND SUBSIDIARIES
                  SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                                --------------------------------     -----------------------------
                                                     2003               2002               2003              2002
                                                  As Restated                          As Restated
                                                  See Note 15                          See Note 15
                                                --------------------------------     --------------------------------
                                                         (Unaudited)                          (Unaudited)

Revenues:
   Human tissue preservation services, net       $   8,615        $  17,536            $   17,745       $   37,774
   Products                                          6,932            5,473                13,531           10,538
   Distribution and grant                              166              255                   357              423
                                                --------------------------------     --------------------------------
                                                    15,713           23,264                31,633           48,735
Costs and expenses:
   Human tissue preservation services
     (including write-down of  $10,023
     for the three and six months ended
     June 30, 2002 and $1,131 for the three
     months and $1,428 for the six months
     ended June 30, 2003)                            5,160           17,203                 7,603           25,266
   Products                                          2,006            1,843                 3,647            4,078
   General, administrative, and marketing           23,539           11,447                35,131           20,925
   Research and development                          1,088            1,196                 2,005            2,349
   Interest expense                                    147              196                   279              388
   Interest income                                    (116)            (239)                 (247)            (537)
   Other expense (income), net                         166              (16)                  140              (72)
                                                --------------------------------     --------------------------------
                                                    31,990           31,630                48,558           52,397
                                                --------------------------------     --------------------------------
Loss before income taxes                           (16,277)          (8,366)              (16,925)          (3,662)
Income tax expense (benefit)                         3,644           (2,844)                3,430           (1,244)
                                                --------------------------------     --------------------------------
Net loss                                         $ (19,921)       $  (5,522)           $  (20,355)      $   (2,418)
                                                ================================     ================================
Net loss per share:
         Basic                                   $   (1.01)       $   (0.28)           $    (1.04)      $    (0.13)
                                                ================================     ================================
         Diluted                                 $   (1.01)       $   (0.28)           $    (1.04)      $    (0.13)
                                                ================================     ================================
Weighted average shares outstanding:
         Basic                                      19,675           19,538                19,654           19,318
                                                ================================     ================================
         Diluted                                    19,675           19,538                19,654           19,318
                                                ================================     ================================

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

                                 CRYOLIFE, INC.
                       SUMMARY CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       June 30,          December 31,
                                                         2003               2002
                                                      As Restated
                                                      See Note 15
                                                  -------------------------------------
ASSETS                                               (Unaudited)
Current Assets:
   Cash and cash equivalents                        $     16,147         $    10,277
   Marketable securities, at market                        9,761              14,583
   Trade receivables, net                                  8,260               6,930
   Other receivables, net                                  1,766              11,824
   Deferred preservation costs, net                        9,559               4,332
   Inventories                                             4,535               4,585
   Prepaid expenses and other assets                       3,769               2,182
   Deferred income taxes                                   1,275               6,734
                                                  -------------------------------------
     Total current assets                                 55,072              61,447
                                                  -------------------------------------
Property and equipment, net                               35,852              38,130
Patents, net                                               5,313               5,324
Other, net                                                 1,194               1,513
                                                  -------------------------------------
     TOTAL ASSETS                                   $     97,431         $   106,414
                                                  =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                 $      3,174         $     3,874
   Accrued expenses and other current
     liabilities                                          15,071               6,823
   Accrued compensation                                    1,695               1,627
   Accrued procurement fees                                3,499               3,769
   Note payable                                            1,616                  --
   Current maturities of capital lease                     1,957               2,169
   obligations
   Current maturities of long-term debt                    4,800               5,600
                                                  -------------------------------------
     Total current liabilities                            31,812              23,862
                                                  -------------------------------------

Capital lease obligations, less current
  maturities                                                 863                 971
Deferred income taxes                                         --                 986
Other long-term liabilities                                4,881                 795
     Total liabilities                                    37,556              26,614
Shareholders' equity:
     Preferred stock                                          --                  --
     Common stock (issued 21,045 shares in 2003
       and 20,864 shares in 2002)                            210                 209
     Additional paid-in capital                           74,063              73,630
     Retained (deficit) earnings                          (7,569)             12,786
     Deferred compensation                                   (15)                (21)
     Accumulated other comprehensive income                  362                 282
     Less:  Treasury stock at cost (1,370
       shares in 2003 and 1,361 shares in 2002)           (7,176)             (7,086)
                                                  -------------------------------------
          Total shareholder' equity                       59,875              79,800
                                                  -------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $    97,431        $    106,414
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

Item 1. Financial Statements

                                                            CRYOLIFE, INC.
                                             SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (IN THOUSANDS)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                             -------------------------------
                                                                                 2003              2002
                                                                              As Restated
                                                                              See Note 15
                                                                              -------------------------------
                                                                                       (Unaudited)

Net cash from operating activities:
     Net loss                                                                  $  (20,355)     $    (2,418)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
       (Gain) loss on sale of marketable equity securities                            (19)             228
       Depreciation and amortization                                                2,774            2,526
       Provision for doubtful accounts                                                 48               48
       Write-down of deferred preservation costs                                    1,428           10,023
       Other non-cash adjustments to income                                           307               --
       Deferred income taxes                                                        4,410           (3,048)
       Tax effect of nonqualified option exercises                                     19              481
       Changes in operating assets and liabilities
          Receivables                                                               9,250           (1,450)
          Deferred preservation costs and inventories                              (6,605)          (7,956)
          Prepaid expenses and other assets                                           856             (635)
          Accounts payable, accrued expenses, and other liabilities                10,862            2,951
                                                                             -------------------------------
       Net cash flows provided by operating activities                              2,975              750
                                                                             -------------------------------
Net cash flows from investing activities:
     Capital expenditures                                                            (333)          (2,735)
     Other assets                                                                     173           (1,980)
     Purchases of marketable securities                                                --          (11,725)
     Sales and maturities of marketable securities                                  4,708           19,391
     Proceeds from note receivable                                                     --            1,169
                                                                             -------------------------------
       Net cash flows provided by investing activities                              4,548            4,120
                                                                             -------------------------------

Net cash flows from financing activities:
     Principal payments of debt                                                      (800)            (800)
     Payment of obligations under capital leases                                     (320)            (300)
     Principal payments on short-term note payable                                   (827)              --
     Proceeds from exercise of stock options and
         issuance of common stock                                                     325            1,099
       Net cash used in financing activities                                       (1,622)              (1)
Increase in cash                                                                    5,901            4,869
Effect of exchange rate changes on cash                                               (31)             217
Cash and cash equivalents, beginning of period                                     10,277            7,204
                                                                             -------------------------------
Cash and cash equivalents, end of period                                       $   16,147      $    12,290
                                                                             ===============================


See accompanying notes to summary consolidated financial statements.

                         CRYOLIFE, INC. AND SUBSIDIARIES
               NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited summary consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, the statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year balances have been reclassified to conform to the 2003 presentation. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife Form 10-K for the year ended December 31, 2002, as amended.

The Company expects its liquidity to continue to decrease significantly over the next twelve months due to 1) the anticipated decrease in preservation revenues as compared to preservation revenues prior to the FDA Order as a result of reported tissue infections, the FDA Order, and associated adverse publicity, 2) the increase in cost of human tissue preservation services as a percent of revenue as a result of lower tissue processing volumes and changes in processing methods, which have increased the cost of processing human tissue and 3) an expected use of cash due to the increased costs relating to the defense and resolution of lawsuits (discussed in Note 13) and legal and professional costs relating to the ongoing FDA compliance and the anticipated required Term Loan pay off during 2003 (discussed in Note 6). The Company believes that anticipated revenue generation, expense management, tax refunds of approximately $2.4 million resulting from tax loss carrybacks, savings resulting from the reduction in the number of employees in September 2002 necessitated by the reduction in revenues, and the Company's existing cash and marketable securities will enable the Company to meet its liquidity needs through at least June 30, 2004.

The Company's long term liquidity and capital requirements will depend upon numerous factors, including the Company's ability to return to the level of demand and gross margins for its tissue services that existed prior to the FDA Order, the outcome of litigation against the Company (discussed in Note 13), the timing and amount of settlements or other outcomes of the product liability claims (discussed in Note 13), the resolution of the dispute with its upper layer excess product liability insurance carrier (discussed in Note 13), the ability to arrange and fund a global settlement of outstanding claims for an amount substantially below the amount accrued (discussed in Note 13), and the Company's ability to find suitable funding sources to replace the Term Loan (discussed in Note 6). The Company may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet liquidity and capital requirements beyond June 30, 2004. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. In addition, if one or more of the product liability lawsuits in which the Company is a defendant should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company's available insurance coverage and liquid assets. The items described above are factors that indicate that the Company may be unable to continue operations beyond June 30, 2004.


NOTE 2 - FDA ORDER ON HUMAN TISSUE PRESERVATION AND OTHER FDA CORRESPONDENCE

FDA ORDER
On August 13, 2002 the Company received an order from the Atlanta district office of the U.S. Food and Drug Administration ("FDA") regarding the non-valved cardiac, vascular, and orthopaedic tissue processed by the Company since October 3, 2001 (the "FDA Order"). The FDA Order followed an April 2002 FDA Form 483 Notice of Observations ("April 2002 483") and an FDA Warning Letter dated June 17, 2002, ("Warning Letter"). Revenue from human tissue preservation services accounted for 78% of the Company's revenues for the six months ended June 30, 2002, (the last period ended prior to the issuance of the FDA Order) and of those revenues 67%, or $26.9 million, were derived from preservation of tissues subject to the FDA Order. The FDA Order contained the following principal provisions:

     o The FDA alleged that, based on its inspection of the Company's facility on March 25 through April 12, 2002, certain human tissue processed and distributed by the Company may be in violation of 21 Code of Federal Regulations ("CFR") Part 1270. (Part 1270 requires persons or entities engaged in the recovery, screening, testing, processing, storage, or distribution of human tissue to perform certain medical screening and testing on human tissue intended for transplantation. The rule also imposes requirements regarding procedures for the prevention of contamination or cross-contamination of tissues during processing and the maintenance of certain records related to these activities.)

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

     o The Center for Devices and Radiological Health ("CDRH"), a division of the FDA, would evaluate whether there are similar risks that may be posed by the Company's allograft heart valves, and would take further regulatory action if appropriate.


Pursuant to the FDA Order, the Company placed non-valved cardiac, vascular, and orthopaedic tissue subject to the FDA Order on quality assurance quarantine and recalled the non-valved cardiac, vascular, and orthopaedic tissues subject to the FDA Order (i.e. processed since October 3, 2001) that had been distributed but not implanted. In addition, the Company ceased processing non-valved cardiac, vascular, and orthopaedic tissues. On September 5, 2002 the Company reached an agreement with the FDA (the "Agreement") that supplements the FDA Order and allows non-valved cardiac and vascular tissues subject to recall (processed between October 3, 2001 and September 5, 2002) to be released for distribution after the Company completes steps to assure that the tissue is used for approved purposes and that patients are notified of risks associated with tissue use. Specifically, the Company must obtain physician prescriptions, and tissue packaging must contain specified warning labels. The Agreement calls for the Company to undertake to identify third-party records of donor tissue testing and to destroy tissue from donors in whom microorganisms associated with an infection are found. The Agreement had a 45-business day term and was renewed on November 8, 2002, January 8, 2003, March 17, 2003, and June 13, 2003. This most recent renewal expires on September 5, 2003. The Company is unable to predict whether or not the FDA will grant further renewals of the Agreement. In addition, pursuant to the Agreement, the Company agreed to perform additional procedures in the processing of non-valved cardiac and vascular tissues and subsequently resumed processing these tissues. The Agreement contained the requirement that tissues subject to the FDA Order be replaced with tissues processed under validated methods. The Company also agreed to establish a corrective action plan within 30 days from September 5, 2002 with steps to validate processing procedures. The corrective action plan was submitted on October 5, 2002.

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

After receiving the FDA Order, the Company met with representatives of the FDA's CDRH division regarding CDRH's review of the Company's processed allograft heart valves, which are not subject to the FDA Order. On August 21, 2002 the FDA publicly stated that allograft heart valves have not been included in the FDA Order as these devices are essential for the correction of congenital cardiac lesions in neonate and pediatric patients and no satisfactory alternative device exists. However, the FDA published a public health web notification stating that it had serious concerns regarding the Company's processing and handling of allograft heart valves. On June 27, 2003 the FDA modified the notification by labeling it "archived document - no longer current information - not for official use." There have been no further conversations with the FDA's CDRH division on this matter.

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

The Company resumed limited processing of orthopaedic tissues in late February 2003 following the FDA inspection of the Company's processing operations. The Company's procurement of whole and partial knees during the three and six months ended June 30, 2003 was approximately 43% and 26%, respectively, of whole and partial knee procurement levels for the three and six months ended June 30, 2002. The Company's procurement of orthopaedic tendons during the three and six months ended June 30, 2003 was approximately 14% and 8%, respectively, of orthopaedic tendon procurement levels for the three and six months ended June 30, 2002. The Company resumed limited distribution of recently processed orthopaedic tissues in the second quarter of 2003.

ACCOUNTING TREATMENT
As a result of the FDA Order the Company recorded a reduction to pretax income of $12.6 million in the quarter ended June 30, 2002. The reduction was comprised of a net $8.9 million increase to cost of human tissue preservation services, a $2.4 million reduction to revenues (and accounts receivable) for the estimated return of the tissues subject to recall by the FDA Order, and a $1.3 million accrual recorded in general, administrative, and marketing expenses for retention levels under the Company's product liability and directors' and officers' insurance policies of $1.2 million (see Note 13), and for estimated expenses of $75,000 for packaging and handling for the return of affected tissues under the FDA Order. The net increase of $8.9 million to cost of preservation services was comprised of a $10.0 million write-down of deferred preservation costs for tissues subject to the FDA Order, offset by a $1.1 million decrease in cost of preservation services due to the estimated tissue returns resulting from the FDA Order (the costs of such recalled tissue are included in the $10.0 million write-down). The Company evaluated many factors in determining the magnitude of impairment to deferred preservation costs as of June 30, 2002, including the impact of the FDA Order, the possibility of continuing action by the FDA or other United States and foreign government agencies, and the possibility of unfavorable actions by physicians, customers, procurement organizations, and others. As a result of this evaluation, management believed that since all non-valved cardiac, vascular, and orthopaedic allograft tissues processed since October 3, 2001 were under recall pursuant to the FDA Order, and since the Company did not know if it would obtain a favorable resolution of its appeal and request for modification of the FDA Order, the deferred preservation costs for tissues subject to the FDA Order had been significantly impaired. The Company estimated that this impairment approximated the full balance of the deferred preservation costs of the tissues subject to the FDA Order, which included the tissues stored by the Company and the tissues to be returned to the Company, and therefore recorded a write-down of $10.0 million for these assets.

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

As a result of the write-down of deferred preservation costs, the Company recorded $6.3 million in income tax receivables and $4.5 million in deferred tax assets as of December 31, 2002. Upon destruction or shipment of the remaining tissues associated with the deferred preservation costs write-down, the deferred tax asset will become deductible in the Company's related tax return assuming there is future income to offset the tax asset. A refund of approximately $8.9 million related to 2002 federal income taxes was generated through a carry back of operating losses and write-downs of deferred preservation costs. The Company filed its 2002 federal income tax returns in April of 2003 and received its tax refund during the second quarter of 2003. In addition, the Company recorded $2.5 million in income tax receivables as of December 31, 2002 related to estimated tax payments for 2002. The Company received payment of the $2.5 million in January of 2003.

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

OTHER FDA CORRESPONDENCE
On February 20, 2003 the Company received a letter from the FDA stating that a 510(k) premarket notification should be filed for the Company's CryoValve(R) SG and that premarket approval marketing authorization should be obtained for the Company's CryoVein(R) SG when marketed or labeled as an arteriovenous ("A-V") access graft. The agency's position is that use of the SynerGraft(R) technology in the processing of allograft heart valves represents a modification to the Company's legally marketed CryoValve allograft, and that vascular allografts labeled for use as A-V access grafts are medical devices that require premarket approval.

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

The following is a summary of cash equivalents and marketable securities (in thousands):

                                                Unrealized         Estimated
                                                 Holding             Market
June 30, 2003                  Cost Basis      Gains/(Losses)         Value
                             ------------------------------------------------
Cash equivalents:
   Money market funds        $       9,601     $          --    $       9,601
   Municipal obligations             5,000                --            5,000
                             ------------------------------------------------
                             $      14,601     $          --    $      14,601
                             ================================================
Marketable securities:
   Municipal obligations     $       9,549     $         212    $       9,761
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


NOTE 4 - INVENTORIES

Inventories are comprised of the following (in thousands):

                                   June 30,        December 31,
                                     2003              2002
                               -------------------------------
                                (Unaudited)

Raw materials                    $     2,621      $      2,341
Work-in-process                          286               306
Finished goods                         1,628             1,938
                               -------------------------------
                                 $     4,535      $      4,585
                               ===============================


NOTE 5 -INCOME TAXES

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

During the first quarter of 2003 the Company recorded a valuation allowance of $658,000 for deferred tax assets generated by capital losses when management determined that it was more likely than not that these deferred tax assets would not be realized in future periods. During the second quarter of 2003, the Company evaluated several factors to determine if a valuation allowance relative to its deferred tax assets was necessary. The Company reviewed its historic operating results, including the reasons for its operating losses in 2002 and 2003, uncertainties regarding projected future operating results due to the effects of the adverse publicity resulting from the FDA Order, FDA Warning Letter, and reported tissue infections and the changes in processing methods resulting from the FDA Order, and the uncertainty of the outcome of product liability claims (see Note 13). Based on the results of this analysis, the Company has determined that it is more likely than not that $9.7 million of the Company's $11.0 million in deferred tax assets will not be realized. Therefore, the Company recorded an additional valuation allowance of $9.0 million against its net deferred tax assets during the second quarter of 2003. As of June 30, 2003 the Company had a total of $9.7 million in valuation allowances against deferred tax assets and a net deferred tax asset balance of $1.3 million. This remaining $1.3 million of deferred tax assets was not subject to valuation as it is expected to become recoverable by the end of the year. This amount along with $1.1 million in income tax receivable, totaling $2.4 million, represents expected tax refunds resulting from 2003 tax losses which can be carried back to offset taxes paid in prior years.

As a result of recording a valuation allowance, the Company has reported an income tax expense of $3.6 million and $3.4 million for the three and six months ended June 30, 2003, respectively.


NOTE 6 - DEBT

On April 25, 2000 the Company entered into a loan agreement permitting the Company to borrow up to $8 million under a line of credit during the expansion of the Company's corporate headquarters and manufacturing facilities. Borrowings under the line of credit accrued interest equal to Adjusted LIBOR plus 2% adjusted monthly. On June 1, 2001 the line of credit was converted to a term loan (the "Term Loan") to be paid in 60 equal monthly installments of principal plus interest computed at Adjusted LIBOR plus 1.5% (2.82% at June 30, 2003). At June 30, 2003 the principal balance of the Term Loan was $4.8 million. The Term Loan is secured by substantially all of the Company's assets. The Term Loan contains certain restrictive covenants including, but not limited to, maintenance of certain financial ratios, a minimum tangible net worth requirement, and the requirement that no materially adverse event has occurred. The lender has notified the Company that the FDA Order, as described in Note 2, and the inquiries of the SEC, as described in Note 13, have had a material adverse effect on the Company that constitutes an event of default. Additionally, as of June 30, 2003, the Company is in violation of the debt coverage ratio and net worth financial covenants. Therefore, all amounts due under the Term Loan as of June 30, 2003 are reflected as a current liability on the Summary Consolidated Balance Sheets. The Company and the lender are currently in the process of negotiating specific terms of a forbearance agreement, which if entered into would increase the interest rate charged on the Term Loan effective August 1, 2003 to Adjusted LIBOR plus 4% (5.32% at June 30,
2003), accelerate the principal payments on the Term Loan by requiring a balloon payment to pay off the outstanding balance by October 31, 2003, and cause the Company to pay a $12,000 modification fee and the lender's attorneys costs, which have yet to be determined. As of August 4, 2003 the Company has sufficient cash and cash equivalents to pay the remaining outstanding balance of the Term Loan.

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

During the quarter ended June 30, 2003 the Company became aware of the lender's intention to accelerate the payment of the Term Loan, as discussed in Note 6 above. Therefore, the Company recorded an expense of $222,000, to reclass the unamortized portion of the other comprehensive loss to other expense/income on the Summary Consolidated Statements of Operations. The Company and the lender are currently in the process of negotiating the specific terms of a forbearance agreement, which, if entered into, is expected to require the Company to pay the lender by October 31, 2003 an amount equal the fair value of the swap agreement. For the three and six months ended June 30, 2003 the Company recorded a total expense of $216,000 and $207,000, respectively, on the interest rate swap.

As of June 30, 2003 the notional amount of this swap agreement was $2.4 million, and the fair value of the interest rate swap agreement, as estimated by the bank based on its internal valuation models, was a liability of $227,000. The fair value of the swap agreement is recorded as part of short-term liabilities. The unamortized value of the swap agreement, recorded in the accumulated other comprehensive income account of shareholders' equity, was zero at June 30, 2003.


NOTE 8 - COMPREHENSIVE LOSS

Components of comprehensive loss consist of the following, net of tax (in thousands):


                                                    Three Months Ended                  Six Months Ended
                                                          June 30,                             June 30,
                                                 ------------------------------    ------------------------------
                                                    2003              2002               2003              2002
                                                 ------------------------------    ------------------------------
                                                          (Unaudited)                          (Unaudited)

Net loss                                          $   (19,921)     $   (5,522)      $   (20,355)      $  (2,418)
   Unrealized (loss)/gain on investments                  (27)            128               (61)             42
   Change in fair value of interest rate swap
   (including cumulative effect of adopting
     SFAS 133 in 2001)                                    159              15               172              23
   Translation adjustment                                 127             250               (31)            217
                                                 ------------------------------    ------------------------------
Comprehensive loss                                $   (19,662)     $   (5,129)      $   (20,275)      $  (2,136)
                                                 ==============================    ==============================

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


NOTE 9 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                        Three Months Ended                    Six Months Ended
                                                            June 30,                             June 30,
                                                 ---------------------------------      ------------------------------
                                                      2003              2002               2003              2002
                                                 ---------------------------------      ------------------------------
                                                            (Unaudited)                           (Unaudited)

Numerator for basic and diluted earnings
   per share - loss  available to common
   shareholders                                    $   (19,921)      $    (5,522)         $  (20,355)      $  (2,418)
                                                 =================================      ==============================

Denominator for basic earnings per share -
   weighted-average basis                                19,675           19,538              19,654          19,318
Effect of dilutive stock options                             --               --                  --              --
                                                 ---------------------------------      ------------------------------
Denominator for diluted earnings per share -
   adjusted weighted-average shares                      19,675           19,538              19,654          19,318
                                                 =================================      ==============================

Net loss per share:
   Basic                                           $     (1.01)      $     (0.28)         $    (1.04)      $   (0.13)
                                                 =================================      ===============================
   Diluted                                         $     (1.01)      $     (0.28)         $    (1.04)      $   (0.13)
                                                 =================================      ===============================

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


NOTE 10 - STOCK-BASED COMPENSATION

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

                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                            -------------------------------       ------------------------------
                                                 2003              2002               2003              2002
                                            -------------------------------       ------------------------------
                                                      (Unaudited)                           (Unaudited)

Expected dividend yield                                 0%               0%                  0%               0%
Expected stock price volatility                       .605             .630                .615             .630
Risk-free interest rate                              2.13%            3.67%               2.41%            3.67%
Expected life of options                         3.3 Years        5.3 Years           3.9 Years        5.3 Years

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

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except per share data):



                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                           ---------------------------------      --------------------------------
                                                 2003              2002               2003              2002
                                           ---------------------------------      --------------------------------
                                                       (Unaudited)                            (Unaudited)

Net loss--as reported                        $   (19,921)       $   (5,522)          $  (20,355)      $  (2,418)
Deduct:  Total stock-based employee
   compensation expense determined
   under the fair value based method
   for all awards, net of tax                        544               572                  672             732
                                           ---------------------------------      --------------------------------
Net loss--pro forma                          $   (20,465)       $   (6,094)          $  (21,027)      $  (3,150)
                                           =================================      ================================
Net loss per share--as reported:
   Basic                                     $     (1.01)       $    (0.28)          $    (1.04)      $   (0.13)
                                           =================================      ================================
   Diluted                                   $     (1.01)       $    (0.28)          $    (1.04)      $   (0.13)
                                           =================================      ================================
Net loss per share--proforma:
   Basic                                     $     (1.04)       $    (0.31)          $    (1.07)      $   (0.16)
                                           =================================      ================================
   Diluted                                   $     (1.04)       $    (0.31)          $    (1.07)      $   (0.16)
                                           =================================      ================================

NOTE 11 - ACCOUNTING PRONOUNCEMENTS

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


NOTE 12 - SEGMENT INFORMATION

The Company has two reportable segments: Human Tissue Preservation Services and Implantable Medical Devices. The Company's segments are organized according to services and products.

The Human Tissue Preservation Services segment includes external revenue from cryopreservation services of cardiac, vascular, and orthopaedic allograft tissues. The Implantable Medical Devices segment includes external revenue from product sales of BioGlue(R) Surgical Adhesive, bioprosthetic devices, including stentless porcine heart valves, SynerGraft treated porcine heart valves, and SynerGraft treated bovine vascular grafts, and Cerasorb(R) Ortho bone graft substitute. There are no intersegment revenues.

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

The following table summarizes revenues, cost of preservation services and products, and gross margins for the Company's operating segments (in thousands):

                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                            -------------------------------       ------------------------------
                                                 2003              2002               2003              2002
                                            -------------------------------       ------------------------------
                                                      (Unaudited)                             (Unaudited)

Revenue:
   Human tissue preservation services, net           8,615           17,536              17,745            37,774
   Implantable medical devices                       6,932            5,473              13,531            10,538
   All other a                                         166              255                 357               423
                                            -------------------------------       -------------------------------
                                            $       15,713    $      23,264       $      31,633    $       48,735
                                            -------------------------------       -------------------------------
Cost of Preservation Services and Products:
   Human tissue preservation services                5,160           17,203               7,603            25,266
   Implantable medical devices                       2,006            1,843               3,647             4,078
   All other a                                          --               --                  --                --
                                            -------------------------------       -------------------------------
                                                     7,166           19,046              11,250            29,344
                                            -------------------------------       -------------------------------
Gross Margin (Loss):
   Human tissue preservation services                3,455              333              10,142            12,508
   Implantable medical devices                       4,926            3,630               9,884             6,460
   All other a                                         166              255                 357               423
                                            -------------------------------       -------------------------------
                                            $        8,547    $       4,218       $      20,383    $       19,391
                                            -------------------------------       -------------------------------

(a) The "All other" designation includes 1) grant revenue and 2) distribution revenue.

The following table summarizes net revenues by product (in thousands):

                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                            -------------------------------       ------------------------------
                                                 2003              2002               2003              2002
                                            -------------------------------       ------------------------------
                                                       (Unaudited)                             (Unaudited)

Revenue:
Human tissue preservation services, net
   Cardiovascular tissue                    $        5,036    $       7,336       $       9,761    $      14,644
   Vascular tissue                                   3,299            4,641               7,554           11,658
   Orthopaedic tissue                                  280            5,559                 430           11,472
                                            -------------------------------       ------------------------------
Total preservation services                          8,615           17,536              17,745           37,774
                                            -------------------------------       ------------------------------

BioGlue surgical adhesive                            6,839            5,251              13,333           10,124
Other implantable medical devices                       93              222                 198              414
Distribution and grant                                 166              255                 357              423
                                            -------------------------------       ------------------------------
                                            $       15,713    $      23,264       $      31,633    $      48,735
                                            ===============================       ==============================


NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. Following the FDA Order, a greater number of lawsuits than has historically been the case have been filed. As of August 1, 2003 approximately 21 lawsuits were open that were filed against the Company between May 18, 2000 and May 23, 2003. The lawsuits are currently in the pre-discovery or discovery stages. Of these lawsuits, 15 allege product liability claims arising out of the Company's orthopaedic tissue services, five allege product liability claims arising out of the Company's allograft heart valve tissue services, and one alleges product liability claims arising out of the non-tissue products made by Ideas for Medicine, when it was a subsidiary of the Company.

Of the 21 open lawsuits, two lawsuits were filed in the 2000/2001 insurance policy year, four were filed in the 2001/2002 insurance policy year, 14 were filed in the 2002/2003 insurance policy year and one was filed in the 2003/2004 policy year. For the 2000/2001 and 2001/2002 insurance policy years, the Company maintained claims-made insurance policies, which the Company believes to be adequate to defend against the suits filed during this period. For the 2002/2003 insurance policy year, the Company maintained claims-made insurance policies with three carriers. Two of the three insurance companies who issued policies for the 2002/2003 year have confirmed coverage for the first two layers of coverage totaling $15 million; however, most of this coverage has already been used in the settlement of other lawsuits. A third insurance company, covering the $10 million of remaining insurance, has indicated that it intends to exclude eleven matters under its policy, which is expected to have the effect of substantially decreasing the total coverage available. The Company is currently evaluating all of its alternatives in connection with resolving the dispute with its upper layer excess carrier concerning the restrictions on the matters it has excluded from coverage. Additionally, the Company has called a meeting with the plaintiffs' attorneys to determine the feasibility of obtaining a global settlement of the outstanding claims. However, based on the analysis of the product liability lawsuits now pending against the Company, settlement negotiations to date, the position taken by the upper layer excess carrier and advice from counsel, during the second quarter of 2003 the Company has recorded a liability of $9.0 million in the accrued expenses and other current liabilities line of the Summary Consolidated Balance Sheet and a related expense of $9.0 million in general, administrative, and marketing expenses for the potential expense of resolving these lawsuits and reflecting the uninsured portion of the estimated liability. The amounts recorded are reflective of potential legal fees and settlement costs related to these lawsuits, and do not reflect actual settlement arrangements or final judgments, which could include punitive damages. The Company's product liability insurance policies do not include coverage for any punitive damages, which may be assessed at trial. If the Company is unsuccessful in arranging settlements of product liability claims for an amount substantially below the amount accrued, there may not be sufficient insurance coverage and liquid assets to meet these obligations, even if the Company satisfactorily resolves the restrictions on the upper layer excess insurance coverage. Additionally, if the Company is unable to settle the outstanding claims for amounts within its ability to pay and one or more of the product liability lawsuits in which the Company is a defendant should be tried and a substantial verdict rendered in favor of the plaintiffs(s), there can be no assurance that such verdict(s) would not exceed the Company's available insurance coverage and liquid assets. If the Company is unable to meet required future cash payments to resolve the outstanding product liability claims, it will have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims, and records accruals as necessary for the estimated cost of unreported claims related to services performed and products sold. As of December 31, 2002 the Company had accrued $3.6 million for estimated costs for unreported product claims. On May 2, 2003 the insurance carrier for the 2003/2004 policy altered the policy effective April 1, 2003 to be a first year claims made policy, i.e. only claims incurred and reported during the policy period April 1, 2003 through March 31, 2004 are covered by this policy. During the second quarter of 2003 the Company engaged an independent actuarial firm to update the analysis of the unreported product claims as of June 30, 2003. As a result the Company accrued an additional $3.9 million during the second quarter of 2003 to increase the total accrual to $7.5 million for estimated costs for unreported product liability claims related to services performed and products sold prior to June 30, 2003. The $3.9 million expense was recorded in the second quarter of 2003 in general, administrative, and marketing expenses. The $7.5 million balance is included as a component of accrued expenses and other current liabilities of $3.5 million and other long-term liabilities of $4.0 million on the Summary Consolidated Balance Sheets.

At June 30, 2003 there was $150,000 accrued for required insurance retention payments for the Company's product liability insurance policies claims related to the 2000/2001 and 2001/2002 policy year. There were no amounts accrued for required insurance retention payments for the Company's product liability and directors' and officers' insurance policies claims related to the 2002/2003 policy year as the Company had met its retention levels under these insurance policies.

Several putative class action lawsuits were filed in July through September 2002 against the Company and certain officers of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on a series of purportedly materially false and misleading statements to the market. The suits were consolidated, and a consolidated amended complaint filed, which principally alleges that the Company failed to disclose its alleged lack of compliance with certain FDA regulations regarding the handling and processing of certain tissues and other product safety matters. The consolidated complaint seeks certification of a class of purchasers between April 2, 2001 and August 14, 2002, compensatory damages, and other expenses of litigation. The Company and the other defendants filed a motion to dismiss the consolidated complaint on February 28, 2003, which motion the United States District Court for the Northern District of Georgia denied in part and granted in part on May 27, 2003. The discovery phase of the case commenced on July 16, 2003. The Company carries directors' and officers' liability insurance policies, which the Company presently believes to be adequate to defend against this action. Nonetheless, an adverse judgment in excess of the Company's insurance coverage could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

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

On August 19, 2002 the Company issued a press release announcing that on August 17, 2002, the Company received a letter from the Atlanta District Office of the SEC inquiring into certain matters relating to the Company's August 14, 2002 announcement of the recall order issued by the FDA. Since that time, the Company has been cooperating with the SEC in its inquiry, which as the SEC notified the Company in July 2003, became a formal investigation in June 2003. The Company plans to continue to cooperate with the SEC in its investigation.


NOTE 14 - SUBSEQUENT EVENTS

On August 4, 2003 the Company approved a buyback of employee stock options with an exercise price of $23 or greater. The option buyback was approved for an aggregate of up to $350,000 using a Black Scholes valuation model. The Company anticipates making the offer to employees in third quarter of 2003.

NEITHER THE ABOVE STATEMENT NOR THIS QUARTERLY REPORT ON FORM 10-Q IS AN OFFER TO PURCHASE, OR A SOLICITATION OF AN OFFER TO SELL, OPTIONS TO PURCHASE SHARES OF COMMON STOCK OF CRYOLIFE, INC. SUCH AN OFFER WILL BE MADE ONLY BY AN "OFFER TO PURCHASE OPTIONS" AND RELATED "LETTER OF TRANSMITTAL" TO BE DISSEMINATED TO OPTIONHOLDERS AT A LATER DATE. OPTIONHOLDERS INVITED TO PARTICIPATE IN THE BUYBACK DESCRIBED IN THE ABOVE STATEMENT SHOULD READ THESE DOCUMENTS, AS WELL AS CRYOLIFE'S TENDER OFFER STATEMENT ON SCHEDULE TO, WHEN THEY ARE AVAILABLE BECAUSE THEY CONTAIN IMPORTANT INFORMATION. THESE AND OTHER FILED DOCUMENTS WILL BE AVAILABLE FOR FREE FROM THE SEC'S WEBSITE AT WWW.SEC.GOV AND CRYOLIFE. THE OFFER WILL NOT BE MADE TO, NOR WILL TENDERS BE ACCEPTED FROM OR ON BEHALF OF, OPTIONHOLDERS IN ANY JURISDICTION IN WHICH MAKING OR ACCEPTING THE OFFER WOULD VIOLATE THAT JURISDICTION'S LAWS.

NOTE 15 - RESTATEMENT

Subsequent to the issuance of the Company's consolidated financial statements for the three and six month periods ended June 30, 2003, the Company determined that there were $2.4 million in tax loss carrybacks available to the Company at June 30, 2003. Therefore, the entire deferred tax asset balance need not have a valuation allowance. As a result, the consolidated financial statements as of and for the three and six months ended June 30, 2003 have been restated from the amounts previously reported as follows (in thousands, except per share data):


                                           Three Months Ended                    Six Months Ended
                                              June 30, 2003                        June 30, 2003
                                  -----------------------------------   ----------------------------------
                                    As Previously           As            As Previously          As
                                     Reported          Restated             Reported           Restated
                                  -----------------------------------   ----------------------------------
                                             (Unaudited)                            (Unaudited)

Income tax expense                  $        6,069    $       3,644       $       5,855    $       3,430
                                  -----------------------------------   ----------------------------------
Net loss                            $      (22,346)   $     (19,921)      $     (22,780)   $     (20,355)
                                  ===================================   ==================================

Net loss per share:
         Basic                      $       (1.14)    $      (1.01)       $      (1.16)    $      (1.04)
                                  ===================================   ==================================
         Diluted                    $       (1.14)    $      (1.01)       $      (1.16)    $      (1.04)
                                  ===================================   ==================================



                                                                      June 30, 2003
                                                            -----------------------------------
                                                               As Previously            As
                                                                 Reported            Restated
                                                            -----------------------------------
                                                                          (Unaudited)

Other receivables, net                                     $        616         $     1,766
Deferred income taxes                                                --               1,275
Total current assets                                             52,647              55,072
TOTAL ASSETS                                                     95,006              97,431

Retained deficit                                                 (9,994)             (7,569)
Total shareholders' equity                                       57,450              59,875
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $     95,006         $     97,431


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

On February 20, 2003 the Company received a letter from the FDA stating that a 510(k) premarket notification should be filed for the Company's CryoValve SG and that premarket approval marketing authorization should be obtained for the Company's CryoVein SG when used for arteriovenous ("A-V") access. The agency's position is that use of the SynerGraft technology in the processing of allograft heart valves represents a modification to the Company's legally marketed CryoValve allograft, and that vascular allografts labeled for use as A-V access grafts are medical devices that require premarket approval.

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

During the second quarter of 2003, the Company's upper layer excess product liability insurance carrier, which covers $10 million of insurance, indicated that it intends to exclude eleven matters under its policy, which is expected to have the effect of substantially decreasing the total coverage available. The Company is currently evaluating all of its alternatives in connection with resolving the dispute with its upper layer excess carrier concerning the restrictions on the matters it has excluded from coverage. See further discussion regarding product liability claims in Part II. Item 1. Legal Proceedings.

The Company and the lender are currently in the process of negotiating specific terms of a forbearance agreement, which, if entered into, would increase the interest rate charged on the Term Loan effective August 1, 2003 to Adjusted LIBOR plus 4% (5.32% at June 30, 2003), accelerate the principal payments on the Term Loan by requiring a balloon payment to pay off the outstanding balance by October 31, 2003, and cause the Company to pay a $12,000 modification fee and the lender's attorneys costs, which have yet to be determined. As of August 4, 2003 the Company has sufficient cash and cash equivalents to pay the remaining outstanding balance of the Term Loan.

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

During 2002 the Company recorded a write-down of deferred preservation costs of $8.7 million for valved cardiac tissues, $2.9 million for non-valved cardiac tissues, $11.9 million for vascular tissues, and $9.2 million for orthopaedic tissue, totaling $32.7 million. These write-downs were recorded as a result of the adverse publicity surrounding the FDA Order as discussed at Note 2 to the Summary Consolidated Financial Statements in this Form 10-Q. The amount of these write-downs reflected managements' estimates based on information available to it at the time the estimates were made. These estimates may prove inaccurate, as the ultimate impact of the FDA Order is determined. Management continues to evaluate the recoverability of these deferred preservation costs based on the factors discussed in Note 2 to Summary Consolidated Financial Statements and will record additional write-downs if it becomes clear that additional impairments have occurred. The write-down created a new cost basis, which cannot be written back up if these tissues become shippable. The cost of human tissue preservation services may be favorably affected depending on the future level of tissue shipments related to previously written-down deferred preservation costs. The shipment levels of these written-down tissues will be affected by the amount and timing of the release of tissues processed after September 5, 2002, as a result of the Agreement with the FDA, since, under the Agreement, written-down tissues may be shipped if tissues processed after September 5, 2002 are not available for shipment.

The Company regularly evaluates its deferred preservation costs to determine if the carrying value is appropriately recorded at the lower of cost or market value. During the three and six months ended June 30, 2003 the Company recorded $1.1 million and $1.4 million, respectively, as an increase to cost of preservation services to write-down the value of certain deferred tissue preservation costs from tissues processed in the three and six months ended June 30, 2003 that exceeded market value. The amount of these write-downs reflects managements' estimates of market value based on information available to it at the time the estimates were made and actual results may differ from these estimates.

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

During the first quarter of 2003 the Company recorded a valuation allowance of $658,000 for deferred tax assets generated by capital losses when management determined that it was more likely than not that these deferred tax assets would not be realized in future periods. During the second quarter of 2003, the Company evaluated several factors to determine if a valuation allowance relative to its deferred tax assets was necessary. The Company reviewed its historic operating results, including the reasons for its operating losses in 2002 and 2003, uncertainties regarding projected future operating results due to the effects of the adverse publicity resulting from the FDA Order, FDA Warning Letter, and reported tissue infections and the changes in processing methods resulting from the FDA Order, and the uncertainty of the outcome of product liability claims (see Note 13). Based on the results of this analysis, the Company has determined that it is more likely than not that $9.7 million of the Company's $11.0 million in deferred tax assets will not be realized. Therefore, the Company recorded an additional valuation allowance of $9.0 million against its net deferred tax assets during the second quarter of 2003. As of June 30, 2003 the Company had a total of $9.7 million in valuation allowances against deferred tax assets and a net deferred tax asset balance of $1.3 million. This remaining $1.3 million of deferred tax assets was not subject to valuation as it is expected to become recoverable by the end of the year. This amount along with $1.1 million in income tax receivable, totaling $2.4 million, represents expected tax refunds resulting from 2003 tax losses which can be carried back to offset taxes paid in prior years.

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

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), requires the write-down of a long-lived asset to be held and used if the carrying value of the asset or the asset group to which the asset belongs is not recoverable. The carrying value of the asset or asset group is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. In applying SFAS 144, the Company defined the specific asset groups used to perform the cash flow analysis. The Company defined the asset groups at the lowest level possible, by identifying the cash flows from groups of assets that could be segregated from the cash flows of other assets and liabilities. Using this methodology, the Company determined that its asset groups consisted of the long-lived assets related to the Company's two reporting segments. As the Company does not segregate assets by segment, the Company allocated assets to the two reporting segments based on factors including facility space and revenues. The Company used a fourteen-year period for the undiscounted future cash flows. This period of time was selected based upon the remaining life of the primary assets of the asset groups, which are leasehold improvements. The undiscounted future cash flows related to these asset groups exceeded their carrying values as of June 30, 2003 and, therefore, management has concluded that there is not an impairment of the Company's long-lived intangible assets and tangible assets related to the tissue preservation business or medical device business. However, depending on the Company's ability to rebuild demand for its tissue preservation services, the outcome of discussions with the FDA regarding the shipping of orthopaedic tissues, and the future effects of adverse publicity surrounding the FDA Order and reported infections on preservation revenues, these assets may become impaired. Management will continue to evaluate the recoverability of these assets in accordance with SFAS 144.

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

PRODUCT LIABILITY CLAIMS: In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. Following the FDA Order, a greater number of lawsuits than has historically been the case have been filed. The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims, and records accruals as necessary for the estimated cost of unreported claims related to services performed and products sold. As of December 31, 2002 the Company had accrued $3.6 million in estimated costs for unreported product liability claims related to services performed and products sold prior to December 31, 2002. The Company retained an independent actuarial firm to estimate the unreported claims. During the second quarter of 2003 the independent actuarial firm updated the analysis of the unreported product claims as of June 30, 2003. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby, projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company's historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company's historical average cost per claim with industry claims data. As a result of the actuarial valuation the Company accrued an additional $3.9 million to increase the total accrual to $7.5 million for unreported product liability claims related to services performed and products sold prior to June 30, 2003. The $3.9 million expense was recorded in the second quarter of 2003 in general, administrative, and marketing expenses. The $7.5 million balance is included as a component of accrued expenses and other current liabilities of $3.5 million and other long-term liabilities of $4.0 million on the Summary Consolidated Balance Sheets.

For the 2000/2001 and 2001/2002 insurance policy years, the Company maintained claims-made insurance policies, which the Company believes to be adequate to defend against the suits filed during this period. For the 2002/2003 insurance policy year, the Company maintained claims-made insurance policies with three carriers. Two of the three insurance companies who issued policies for the 2002/2003 year have confirmed coverage for the first two layers of coverage totaling $15 million; however, most of this coverage has already been used in the settlement of other lawsuits. A third insurance company, covering the last $10 million of the remaining insurance, has indicated that it intends to exclude eleven matters under its policy, which is expected to have the effect of substantially decreasing the total coverage available. The Company is currently evaluating all of its alternatives in connection with resolving the dispute with its upper layer excess carrier concerning the restrictions on the matters it has excluded from coverage. Additionally, the Company has called a meeting with the plaintiffs' attorneys to determine the feasibility of obtaining a global settlement of the outstanding claims. However, based on the analysis of the product liability lawsuits now pending against the Company, settlement negotiations to date, the position taken by the upper layer excess carrier and advice from counsel, during the second quarter of 2003 the Company has recorded a liability of $9.0 million in the accrued expenses and other current liabilities line of the Summary Consolidated Balance Sheet and a corresponding expense in general, administrative, and marketing expenses for the estimated expense of resolving these lawsuits and reflecting the uninsured portion of the estimated liability. The amounts recorded are reflective of potential legal fees and settlement costs related to these lawsuits, and do not reflect actual settlement arrangements or final judgments, which could include punitive damages. The Company's product liability insurance policies do not include coverage for any punitive damages, which may be assessed at trial. If the Company is unsuccessful in arranging settlements of product liability claims for an amount substantially below the amount accrued, there may not be sufficient insurance coverage and liquid assets to meet these obligations, even if the Company satisfactorily resolves the restrictions on the upper layer excess insurance coverage. Additionally, if the Company is unable to settle the outstanding claims for amounts within its ability to pay and one or more of the product liability lawsuits in which the Company is a defendant should be tried with a substantial verdict rendered in favor of the plaintiffs(s), there can be no assurance that such verdict(s) would not exceed the Company's available insurance coverage and liquid assets. If the Company is unable to meet required future cash payments to resolve the outstanding product liability claims, it will have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

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


RESULTS OF OPERATIONS
(IN THOUSANDS)

REVENUES

                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                            -------------------------------       ------------------------------
                                                 2003              2002               2003              2002
                                            -------------------------------       ------------------------------

Revenues as reported                        $       15,713    $      23,264       $      31,633    $      48,735
Estimated tissue recall returns                         --            2,433                  --            2,433
Adjustment to estimated tissue
   recall returns                                       --               --                (848)              --
                                            -------------------------------       ------------------------------
Adjusted revenues (a)                       $       15,713    $      25,697       $      30,785    $      51,168
                                            ===============================       ==============================

Revenues as reported decreased 32% and 35% for the three and six months ended June 30, 2003, respectively, as compared to the three and six months ended June 30, 2002. Revenues as reported for the six months ended June 30, 2003 include

-----------------------

(a) The measurement "adjusted revenues" is defined as revenues prior to estimated tissue recall returns and adjustment to estimated tissue recall returns. This measurement may be deemed to be a "non-GAAP" financial measure as that term is defined in Regulation G and Item 10(e) of Regulation S-K and is included for informational purposes to provide comparable disclosure in the current and prior periods of revenues derived from services provided with respect to tissues and products shipped in the normal course of business. The estimated tissue recall returns have been excluded from revenues in the prior year periods to exclude the effect of an estimated amount of tissues to be returned subsequent to the period presented due to the FDA recall. Excluding this unfavorable item from the prior periods was necessary to show a clearer comparison to current year periods and to illustrate the magnitude of the decrease in current year revenues. The adjustment to estimated tissue recall returns has been excluded from revenues in the 2003 six month period to exclude the effect of an adjustment to the estimated amount of tissues to be returned due to the FDA recall. Excluding this favorable item from the current year periods was necessary to show a clearer comparison to prior year periods and to illustrate the magnitude of the decrease in current year revenues. The presentation of revenue as reported without the presentation of adjusted revenues might mislead investors with respect to the magnitude of the decrease in the Company's current year revenues relative to the prior year.

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

Adjusted revenues decreased 39% and 40% for the three and six months ended June 30, 2003, respectively, as compared to the three and six months ended June 30, 2002. This decrease in adjusted revenues for the three and six months ended June 30, 2003 was primarily due to a 57% and 58% decrease, respectively, of human tissue preservation service revenues as a result of the FDA Order's restriction on shipments of certain tissues, the Company's cessation of orthopaedic processing until late February 2003, a decrease in 2003 processing levels relative to processing levels prior to the issuance of the FDA Order in August of 2002, and decreased demand as a result of the adverse publicity surrounding the FDA Order, FDA Warning Letter, and reported tissue infections. These decreases were partially offset by an increase in BioGlue Surgical Adhesive revenues for the three and six months ended June 30, 2003 of 30% and 32%, respectively, due to increased demand.

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

BIOGLUE SURGICAL ADHESIVE


                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                            -------------------------------       ------------------------------
                                                 2003              2002               2003              2002
                                            -------------------------------       ------------------------------

Revenues as reported                          $      6,839      $     5,251         $    13,333      $    10,124
BioGlue revenues as reported as a
   percentage of total revenue as reported             44%              23%                 42%              21%
BioGlue revenues as reported as a
   percentage of total adjusted revenues(a)            44%              20%                 43%              20%


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

CARDIOVASCULAR PRESERVATION SERVICES


                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                            -------------------------------       ------------------------------
                                                 2003              2002               2003              2002
                                            -------------------------------       ------------------------------

Revenues as reported                        $        5,036    $       7,336       $       9,761    $      14,644
Estimated tissue recall returns                         --              340                  --              340
Adjustment to estimated tissue recall
   returns                                              --               --                 (92)              --
                                            -------------------------------       ------------------------------
Adjusted revenues(a)                        $        5,036    $       7,676       $       9,669    $      14,984
                                            ===============================       ==============================

Cardiovascular revenues as reported as a
   percentage of total revenue as reported             32%              32%                 31%              30%
Cardiovascular adjusted revenues as a
   percentage of  total adjusted revenues(a)           32%              30%                 31%              29%


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

VASCULAR PRESERVATION SERVICES

                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                            -------------------------------       ------------------------------
                                                 2003              2002               2003              2002
                                            -------------------------------       ------------------------------

Revenues as reported                        $        3,299    $       4,641       $       7,554    $      11,658
Estimated tissue recall returns                         --            1,713                  --            1,713
Adjustment to estimated tissue recall
   returns                                              --               --                (711)              --
                                            -------------------------------       ------------------------------
Adjusted revenues(a)                        $        3,299    $       6,354       $       6,843    $      13,371
                                            ===============================       ==============================

Vascular revenues as reported as a
   percentage of total revenue as reported             21%              20%                 24%              24%
Vascular adjusted revenues as a
   percentage of  total adjusted revenues(a)           21%              25%                 22%              26%


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

ORTHOPAEDIC PRESERVATION SERVICES



                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                            -------------------------------       ------------------------------
                                                 2003              2002               2003              2002
                                            -------------------------------       ------------------------------

Revenues as reported                        $          280    $       5,559       $         430    $      11,472
Estimated tissue recall returns                         --              380                  --              380
Adjustment to estimated tissue recall
   returns                                              --               --                 (45)              --
                                            -------------------------------       ------------------------------
Adjusted revenues(a)                        $          280    $       5,939       $         385    $      11,852
                                            ===============================       ==============================

Orthopaedic revenues as reported as a
   percentage of total revenue as reported              2%              24%                  1%              24%
Orthopaedic adjusted revenues as a percentage
   of  total adjusted revenues(a)                       2%              23%                  1%              23%


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

COST OF HUMAN TISSUE PRESERVATION SERVICES

Cost of human tissue preservation services decreased to $5.2 million and $7.6 million, respectively, for the three and six months ended June 30, 2003 as compared to $17.2 million and $25.3 million, respectively, for the three and six months ended June 30, 2002. Cost of human tissue preservation services as a percentage of revenues as reported is 60% and 43%, respectively, for the three and six months ended June 30, 2003 as compared to 98% and 67%, respectively, for the three and six months ended June 30, 2002. Cost of human tissue preservation services for the three and six months ended June 30, 2003 includes an increase to cost of preservation services to adjust the value of certain deferred tissue preservation costs that exceeded market value of $1.1 million and $1.4 million, respectively, and the favorable effect of shipments of tissue with a zero cost basis due to write-downs of deferred preservation costs in the second and third quarter of 2002 of $1.0 million and $3.4 million, respectively. Cost of human tissue preservation services for the three and six months ended June 30, 2002 includes a $10.0 million write-down of deferred preservation costs for tissues subject to the FDA Order, offset by a $1.1 million decrease in cost of preservation services due to the estimated tissue returns resulting from the FDA Order (the costs of such recalled tissue are included in the $10.0 million write-down). Factors that negatively impacted cost of human tissue preservation services were higher overhead cost allocations associated with the decreased volume of tissues processed and changes in processing methods resulting from the FDA Order.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 9% to $1.1 million for the three months ended June 30, 2003, compared to $1.2 million for the six months ended June 30, 2002, representing 7% and 5%, respectively, of total revenues during such periods. Research and development expenses decreased 15% to $2.0 million for the six months ended June 30, 2003, compared to $2.3 million for the six months ended June 30, 2002, representing 6% and 5%, respectively, of total revenues as reported during such periods. Research and development spending in 2003 was primarily focused on the Company's core tissue cryopreservation, SynerGraft, and Protein Hydrogel Technologies. Research and development spending in 2002 was primarily focused on the Company's SynerGraft and Protein Hydrogel Technologies.

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

The Company's income tax expense of $3.6 million for the three months ended June 30, 2003 was primarily due to the establishment of an additional valuation allowance against the Company's deferred tax assets of $9.0 million, partially offset by the current quarter income tax benefit of $5.4 million, recorded at an effective income tax rate of 33%. The Company's income tax expense of $3.4 million for the six months ended June 30, 2003 was primarily due to the expense related to the establishment of a valuation allowance against the Company's deferred tax assets of $9.0 million, partially offset by an income tax benefit of $5.6 million, recorded at an effective income tax rate of 33%. The effective income tax rate was 34% for the three and six months ended June 30, 2002.

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


LIQUIDITY AND CAPITAL RESOURCES

OVERALL TREND IN LIQUIDITY AND CAPITAL RESOURCES

The Company expects its liquidity to continue to decrease significantly over the next twelve months due to 1) the anticipated decrease in preservation revenues as compared to preservation revenues prior to the FDA Order as a result of reported tissue infections, the FDA Order, and associated adverse publicity, 2) the increase in cost of human tissue preservation services as a percent of revenue as a result of lower tissue processing volumes and changes in processing methods, which have increased the cost of processing human tissue and 3) an expected use of cash due to the increased costs relating to the defense and resolution of lawsuits (discussed in Note 13 to the Summary Consolidated Financial Statements) and legal and professional costs relating to the ongoing FDA compliance and the anticipated required Term Loan pay off during 2003 (discussed in Note 6 to the Summary Consolidated Financial Statements). The Company believes that anticipated revenue generation, expense management, tax refunds of approximately $2.4 million resulting from tax loss carrybacks, savings resulting from the reduction in the number of employees in September 2002 necessitated by the reduction in revenues, and the Company's existing cash and marketable securities will enable the Company to meet its liquidity needs through at least June 30, 2004. In addition, as discussed in Note 13, the Company has recorded $9.0 million related to the potential expense of resolving current product liability claims in excess of insurance coverage. The $9.0 million accrual is reflective of settlement costs related to outstanding lawsuits, and does not reflect actual settlement arrangements or judgments, including punitive damages, which may be assessed by the courts. The $9.0 million accrual is not a cash reserve. Should expenses related to the accrual be incurred, the expenses would have to be paid from insurance proceeds and liquid assets, if available. The Company has called a meeting with the plaintiffs' attorneys to determine the feasibility of obtaining a global settlement on outstanding claims in order to substantially reduce the potential cash payout related to these accruals and is currently evaluating all of its alternatives in connection with resolving the dispute with its upper layer excess carrier concerning the restrictions on the matters it has excluded from coverage. If the Company is unsuccessful in arranging settlements of product liability claims for an amount substantially below the amount accrued, there may not be sufficient insurance coverage and liquid assets to meet these obligations, even if the

Company satisfactorily resolves the restrictions on the upper layer excess insurance coverage. However, if the Company is unable to settle the outstanding claims for amounts within its ability to pay and one or more of the product liability lawsuits in which the Company is a defendant should be tried during this period with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company's available insurance coverage and liquid assets. The Company's product liability insurance policies do not include coverage for any punitive damages that may be assessed at trial. There is a possibility that significant punitive damages could be assessed in one or more lawsuits which would have to be paid out of the liquid assets of the Company, if available.

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

NEITHER THE ABOVE STATEMENT NOR THIS QUARTERLY REPORT ON FORM 10-Q IS AN OFFER TO PURCHASE, OR A SOLICITATION OF AN OFFER TO SELL, OPTIONS TO PURCHASE SHARES OF COMMON STOCK OF CRYOLIFE, INC. SUCH AN OFFER WILL BE MADE ONLY BY AN "OFFER TO PURCHASE OPTIONS" AND RELATED "LETTER OF TRANSMITTAL" TO BE DISSEMINATED TO OPTIONHOLDERS AT A LATER DATE. OPTIONHOLDERS INVITED TO PARTICIPATE IN THE BUYBACK DESCRIBED IN THE ABOVE STATEMENT SHOULD READ THESE DOCUMENTS, AS WELL AS CRYOLIFE'S TENDER OFFER STATEMENT ON SCHEDULE TO, WHEN THEY ARE AVAILABLE BECAUSE THEY CONTAIN IMPORTANT INFORMATION. THESE AND OTHER FILED DOCUMENTS WILL BE AVAILABLE FOR FREE FROM THE SEC'S WEBSITE AT WWW.SEC.GOV AND CRYOLIFE. THE OFFER WILL NOT BE MADE TO, NOR WILL TENDERS BE ACCEPTED FROM OR ON BEHALF OF, OPTIONHOLDERS IN ANY JURISDICTION IN WHICH MAKING OR ACCEPTING THE OFFER WOULD VIOLATE THAT JURISDICTION'S LAWS.

NET WORKING CAPITAL

At June 30, 2003 net working capital (current assets of $55.1 million less current liabilities of $31.8 million) was $23.3 million, with a current ratio (current assets divided by current liabilities) of 2 to 1, compared to net working capital of $37.6 million, with a current ratio of 3 to 1 at December 31, 2002. The Company's primary capital requirements historically arose from general working capital needs, capital expenditures for facilities and equipment, and funding of research and development projects. The Company has historically funded these requirements through bank credit facilities, cash generated by operations, and equity offerings. Based on the decrease in revenues resulting from the adverse publicity surrounding the FDA Order, FDA Warning Letter, and reported tissue infections, and the anticipated costs to be paid by the Company in resolving pending litigation, the Company expects that its cash used in operating activities will continue to be high and will increase to the extent funds are needed to defend and resolve litigation, and that net working capital will significantly decrease.

NET CASH FROM OPERATING ACTIVITIES

Net cash provided by operating activities was $3.0 million and $750,000 for the six months ended June 30, 2003 and 2002, respectively. Current year net cash provided of $3.0 million is primarily due to the receipt of $11.4 million in federal income tax returns through a carry back of operating losses and write-downs of deferred preservation costs and estimated tax payments for 2002, partially offset by the year to date net loss excluding the effect of non-cash items. The non-cash items which favorably affect the net loss for the six months ended June 30, 2003 include an increase in accounts payable, accrued expenses, and current liabilities of $10.9 million, largely due to accruals of legal fees and settlement costs expected to be paid out in future periods as discussed in the Results of Operations section above, valuation on deferred tax assets net of current year deferred tax benefit of $4.4 million, depreciation and amortization of $2.8 million, write-down of deferred preservation costs of $1.4 million and provision for doubtful accounts of $48,000. These favorable non-cash items are partially offset by a $6.6 million increase in deferred preservation costs.

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

SCHEDULED CONTRACTUAL OBLIGATIONS AND FUTURE PAYMENTS

Scheduled contractual obligations and the related future payments subsequent to June 30, 2003 are as follows (in thousands):


                                                      Remainder of
                                           Total           2003           2004            2005        Thereafter
                                        -----------    -----------     -----------    -----------    -----------
Debt                                    $     4,800    $     4,800     $        --    $        --    $        --
Note Payable                                  1,634          1,362             272             --             --
Capital Lease Obligations                     3,215            421             843            843          1,108
Operating Leases                             26,096          1,111           2,115          2,091         20,779
Purchase Commitments                            635            235             400             --             --
                                        -----------    -----------     -----------    -----------    -----------
Total Contractual Obligations           $    36,380    $     7,929     $     3,630    $     2,934    $    21,887
                                        ===========    ===========     ===========    ===========    ===========

The Company's Term Loan, of which the principal balance was $4.5 million as of August 4, 2003, contains certain restrictive covenants including, but not limited to, maintenance of certain financial ratios and a minimum tangible net worth requirement, and the requirement that no materially adverse event has occurred. The lender has notified the Company that the FDA Order, as described in Note 2 to the Summary Consolidated Financial Statements, and the SEC's investigation of the Company, as described in Note 13, have had a material adverse effect on the Company that constitutes an event of default. Additionally, as of June 30, 2003, the Company is in violation of the debt coverage ratio and net worth financial covenants. Therefore, all amounts due under the Term Loan as of June 30, 2003 are reflected as a current liability on the Summary Consolidated Balance Sheets. The Company and the lender are currently in the process of negotiating specific terms of a forbearance agreement, which, if entered into, would increase the interest rate charged on the Term Loan effective August 1, 2003 to LIBOR plus 4% (5.32% at June 30,

2003), accelerate the principal payments on the Term Loan by requiring a balloon payment to pay off the outstanding balance by October 31, 2003, and cause the Company to pay a $12,000 modification fee and the lender's attorneys costs, which have yet to be determined. As of August 4, 2003 the Company has sufficient cash and cash equivalents to pay the remaining outstanding balance of the Term Loan. Since the lender is in the process of accelerating the payment of the debt, the above chart shows payment of the outstanding balance of the Term Loan during 2003.

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

Due to cross default provisions included in the Company's debt agreements, as of June 30, 2003 the Company was in default of certain capital lease agreements maintained with the lender of the Term Loan. Therefore, all amounts due under these capital leases are reflected as a current liability on the Summary Consolidated Balance Sheets as of June 30, 2003.

INTEREST RATE SWAP AGREEMENT

The Company's Term Loan, which currently accrues interest computed at Adjusted LIBOR plus 1.5%, exposes the Company to changes in interest rates going forward. On March 16, 2000, the Company entered into a $4 million notional amount forward-starting interest swap agreement, which took effect on June 1, 2001 and expires in 2006. This swap agreement was designated as a cash flow hedge to effectively convert a portion of the Term Loan balance to a fixed rate basis, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement, without an exchange of the underlying principal amounts. The differential to be paid or received is recognized in the period in which it accrues as an adjustment to interest expense on the Term Loan.

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

In August 2002 the Company determined that changes in the derivative's fair value could no longer be recorded in other comprehensive income, as a result of the uncertainty of future cash payments on the Term Loan caused by the lender's ability to declare an event of default as discussed in Note 6 to the Summary Consolidated Financial Statements. Beginning in August 2002 the Company started recording all changes in the fair value of the derivative currently in other expense/income on the Summary Consolidated Statements of Operations, and amortizing the amounts previously recorded in other comprehensive income into other expense/income over the remaining life of the agreement.

During the quarter ended June 30, 2003 the Company became aware of the lender's intention to accelerate the payment of the Term Loan, as discussed in Note 6. Therefore, the Company recorded an expense of $222,000, to reclass the unamortized portion of the other comprehensive loss to other expense/income on the Summary Consolidated Statements of Operations. The Company and the lender are currently in the process of negotiating the specific terms of a forbearance agreement, which, if entered into, is expected to require the Company to pay the lender by October 31, 2003 an amount equal to the fair value of the swap agreement. For the three and six months ended June 30, 2003 the Company recorded a total expense of $216,000 and $207,000, respectively, on the interest rate swap.

As of June 30, 2003 the notional amount of this swap agreement was $2.4 million, and the fair value of the interest rate swap agreement, as estimated by the bank based on its internal valuation models, was a liability of $227,000. The fair value of the swap agreement is recorded as part of short-term liabilities. The unamortized value of the swap agreement, recorded in the accumulated other comprehensive income account of shareholders' equity, was zero at June 30, 2003.

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

                           FORWARD-LOOKING STATEMENTS

This Form 10-Q/A contains forward-looking statements and information made or provided by the Company that are based on the beliefs of its management as well as estimates and assumptions made by and information currently available to management. The words "could," "may," "might," "will," "would," "shall," "should," "pro forma," "potential," "pending," "intend," "believe," "expect," "anticipate," "estimate," "plan," "future" and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding anticipated revenues, cost savings, insurance coverage, regulatory activity, available funds and capital resources, and pending litigation. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which are as of their respective dates.

Some of the forward-looking statements contained in this Form 10-Q/A include those regarding:

     o    Expected increases in tissue processing revenues;
     o    The impact of recent accounting pronouncements;
     o    The adequacy of insurance coverage;
     o    The outcome of lawsuits filed against the Company;
     o The impact of the FDA Order, related Agreements, reported tissue infections, and the related adverse publicity on future revenues, profits and business operations, future tissue procurement levels, and the estimates underlying the related charges recorded in the second and third quarter;
     o    Future costs of human tissue preservation services;
     o The impact of the February 2003 FDA 483 and of the FDA letter regarding SynerGraft processed cardiovascular and vascular tissues;
     o The estimates of the amounts accrued for the retention levels under the Company's product liability and directors' and officers' insurance policies;
     o    The estimates of the amounts accrued for product liability claims;
     o    The amount and timing of tax refunds the Company expects to receive;
     o The adequacy of current financing arrangements through June 30, 2004, product demand, and market growth; and
     o Expectations regarding an offer to repurchase certain options from employees.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations, including without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risks set forth under "Risk Factors" in Part I, Item 1 of the Company's Form 10-K for the year ended December 31, 2002 and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q/A are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

                             RISKS AND UNCERTAINTIES

The risks and uncertainties which might impact the forward-looking statements and the Company include concerns that:

     o The impact of the FDA Order, the FDA Warning Letter, reported tissue infections, and the resulting adverse publicity on CryoLife's business, liquidity, and capital resources has been and may continue to be material;
     o The Company may not have sufficient borrowing or other capital available to fund its business over the long-term;
     o Present and future litigation is expected to be resolved only by substantial payments by the Company in excess of available insurance coverage;
     o The outcomes of product liability, securities class action, and derivative cases are inherently uncertain, which makes predicting liability difficult;
     o Pending litigation may not be settled on terms acceptable to the Company;
     o The Company may not have sufficient resources to pay damage awards in lawsuits against it to the extent that they exceed or are not covered by insurance;
     o Damage awards may include punitive damages, which are not covered by insurance;
     o Due to the possibility of severe decreases in the Company's revenues and working capital, and to the extent the Company does not have sufficient resources to pay the existing and future claims against it, it may be forced to cease operations or to obtain protection under applicable bankruptcy or insolvency laws;
     o The Company may not be able to obtain sufficient cardiovascular, vascular, and orthopaedic tissue to operate profitably;
     o Shipments of orthopaedic tissues are now minimal and demand may not return;
     o Physicians may be reluctant to implant the Company's preserved tissues;
     o    Heart valves processed by the Company may also be recalled;
     o Products not included in the FDA Order may come under increased scrutiny;
     o Demand for heart valves processed by the Company has decreased and may decrease further in the future;
     o Adverse publicity may reduce demand for products not affected by the FDA Order;
     o The Company may be unable to address the concerns raised by the FDA in its February 2003 Form 483 Notice of Observations, or the February 2003 letter regarding the use of SynerGraft technology to process human tissue;
     o Regulatory action outside of the U.S. may also affect the Company's business;
     o The Company may not receive all or a portion of the expected income tax refunds when expected;
     o    The Company is the subject of a formal SEC investigation;
     o As a result of the FDA Order and resulting financial impact, CryoLife's lender has notified it that it is in default of certain provisions of the Company's credit facility, resulting in cross defaults under CryoLife's leases on various equipment;
     o The Company's insurance coverage is expected to be insufficient to cover judgments under existing or future claims;
     o Insurance coverage may be difficult or impossible to obtain in the future and if obtained, the cost of insurance coverage is likely to be much more expensive than in the past;
     o Intense competition may affect the Company's ability to recover from the FDA Order and develop its surgical adhesive business;
     o Extensive government regulation may delay the Company's ability to develop and sell products and services;
     o Uncertainties regarding future health care reimbursement may affect the amount and timing of the Company's revenues; and
     o Depending upon market and other conditions, the Company may not make an offer to repurchase employee options during the third quarter as currently anticipated, or ever.

Item 4.  Controls and Procedures.

The Company's management, including the Company's President and Chief Executive Officer ("CEO") along with the Company's Vice President of Finance, Treasurer, and Chief Financial Officer ("CFO"), does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.

In October of 2003 the Company in consultation with its audit firm determined that there were tax loss carrybacks available to the Company that had not previously been identified that should have been accounted for in the quarter ended June 30, 2003. This amendment to the Company's Form 10-Q corrects that error. The Company's audit firm also provides tax return preparation, tax advice and tax planning services.

Based upon the Company's most recent Disclosure Controls evaluation, including an analysis of the reasons underlying the error regarding the tax refund available to the Company in the second quarter, the CEO and CFO have concluded that, as of June 30, 2003, the Company's Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms. The CEO and CFO have determined that no changes in the Company's Disclosure Controls or internal control over financial reporting were required as a result of the error regarding the tax refund available to the Company in the second quarter.

During the quarter ended June 30, 2003, there were no changes in the Company's internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.


Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

          (a) The exhibit index can be found below.

Exhibit
Number                              Description
------                              -----------

3.1 Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.)

3.2 ByLaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended March 31, 2003.)

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

12.1*     Letter Agreement between the Company and FDA, dated June 13, 2003.

31.1** Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2** Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32** Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Current Reports on Form 8-K.

               The Registrant filed a Current Report on Form 8-K with the Commission on May 1, 2003 with respect to the Press Release dated May 1, 2003 announcing the registrant's results of operations for the first quarter 2003.

               The Registrant filed a Current Report on Form 8-K with the Commission on April 3, 2003 with respect to the Press Release regarding the settlement of the Lykins lawsuit.


-----------------
* Previously filed.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CRYOLIFE, INC.
                                             (Registrant)

/s/ STEVEN G. ANDERSON                       /s/ DAVID ASHLEY LEE
------------------------------------         -----------------------------------
STEVEN G. ANDERSON                           DAVID ASHLEY LEE
Chairman, President, and                     Vice President, Treasurer, and
Chief Executive Officer                      Chief Financial Officer
(Principal Executive Officer)                (Principal Financial and
                                              Accounting Officer)

November 13, 2003
------------------------
DATE