Form 10-Q
period 2004-06-30
CRYOLIFE INC
filed 2004-08-06
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004
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

YES    X       NO

The number of shares of common stock, par value $0.01 per share, outstanding on August 4, 2004 was 23,282,547.

Part I — FINANCIAL INFORMATION

Item 1. Financial statements

CRYOLIFE, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Products	$9,203	$6,932	$18,062	$13,531
Human tissue preservation services	6,054	8,615	12,279	17,745
Research grants	57	166	59	357

Total revenues	15,314	15,713	30,400	31,633
Costs and expenses:
Products	1,894	2,006	3,841	3,647
Human tissue preservation services
(Including write-downs of $1,508 for the
three months and $5,158 for the six months
ended June 30, 2004 and $1,131 for the
three months and $1,428 for the six months
ended June 30, 2003)	7,543	5,160	16,646	7,603
General, administrative, and marketing	9,693	23,539	19,841	35,131
Research and development	891	1,088	1,812	2,005
Interest expense	59	147	102	279
Interest income	(64)	(116)	(130)	(247)
Other expense, net	21	166	37	140

Total costs and expenses	20,037	31,990	42,149	48,558

Loss before income taxes	(4,723)	(16,277)	(11,749)	(16,925)
Income tax (benefit) expense	(1,371)	3,644	(1,371)	3,430

Net loss	$(3,352)	$(19,921)	$(10,378)	$(20,355)

Net loss per share:
Basic	$(0.14)	$(1.01)	$(0.46)	$(1.04)

Diluted	$(0.14)	$(1.01)	$(0.46)	$(1.04)

Weighted average shares outstanding:
Basic	23,252	19,675	22,747	19,654

Diluted	23,252	19,675	22,747	19,654

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

CRYOLIFE, INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2004	December 31, 2003
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$19,966	$5,672
Marketable securities, at market	3,217	5,272
Restricted cash and securities	558	972
Trade receivables, net	7,625	6,377
Other receivables	2,231	1,865
Deferred preservation costs, net	7,382	8,811
Inventories	4,572	4,450
Prepaid expenses and other assets	4,494	2,344

Total current assets	50,045	35,763

Property and equipment, net	30,739	32,886
Patents, net	4,968	5,244
Other	1,999	1,134

TOTAL ASSETS	$87,751	$75,027
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,616	$2,171
Accrued expenses and other current liabilities	11,985	11,570
Accrued compensation	1,699	1,136
Accrued procurement fees	3,387	4,358
Note payable	2,385	--
Current maturities of capital lease obligations	1,513	1,738

Total current liabilities	24,585	20,973

Capital lease obligations, less current maturities	634	751
Other long-term liabilities	5,032	4,965

Total liabilities	30,251	26,689

Shareholders' Equity:
Preferred stock	--	--
Common stock (24,637 issued shares in 2004 and
21,130 shares in 2003)	246	211
Additional paid-in capital	94,052	74,460
Retained deficit	(29,886)	(19,508)
Deferred compensation	(3)	(9)
Accumulated other comprehensive income	283	365
Less: Treasury stock at cost (1,372 shares in 2004 and
1,371 shares in 2003)	(7,192)	(7,181)

Total shareholders' equity	57,500	48,338

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$87,751	$75,027

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

CRYOLIFE, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Net cash from operating activities:
Net loss	$(10,378)	$(20,355)
Adjustments to reconcile net loss to net cash
from operating activities:
Gain on sale of marketable equity securities	--	(19)
Loss on sale of assets	19	--
Depreciation and amortization	2,711	2,774
Provision for doubtful accounts	48	48
Write-down of deferred preservation costs	5,158	1,428
Other non-cash adjustments to income	6	307
Deferred income taxes	--	4,410
Tax effect of nonqualified option exercises	11	19
Changes in operating assets and liabilities:
Receivables	(1,795)	9,250
Deferred preservation costs and inventories	(3,851)	(6,605)
Prepaid expenses and other assets	1,287	856
Accounts payable, accrued expenses, and other liabilities	1,741	10,862

Net cash (used in) provided by operating activities	(5,043)	2,975

Net cash from investing activities:
Capital expenditures	(439)	(333)
Other assets	125	173
Purchases of marketable securities	(558)	--
Sales and maturities of marketable securities	2,000	4,708

Net cash provided by investing activities	1,128	4,548

Net cash from financing activities:
Principal payments of debt	--	(800)
Payment of obligations under capital leases	(342)	(320)
Principal payments on short-term note payable	(1,000)	(827)
Proceeds from exercise of stock options and
issuance of common stock	241	325
Proceeds from private equity offering	19,364	--

Net cash provided by (used in) financing activities	18,263	(1,622)

Increase in cash and cash equivalents	14,348	5,901
Effect of exchange rate changes on cash	(54)	(31)
Cash and cash equivalents, beginning of period	5,672	10,277

Cash and cash equivalents, end of period	$19,966	$16,147

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES
NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying unaudited summary consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, the statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife Form 10-K for the year ended December 31, 2003.

The Company expects that its operations will continue to generate negative cash flows throughout the remainder of 2004 due to:

o	The anticipated lower preservation revenues as compared to preservation revenues prior to the FDA Order, subsequent FDA activity, and related events (discussed in Note 2),

o	The increase in cost of human tissue preservation services as a percent of revenue as a result of lower tissue processing volumes and changes in processing methods, and

o	An expected use of cash related to the defense and resolution of lawsuits (discussed in Note 12).

The Company believes anticipated revenue generation, expense management, and the Company’s existing cash, cash equivalents, and marketable securities will enable the Company to meet its liquidity needs through at least June 30, 2005.

The Company’s long term liquidity and capital requirements will depend upon numerous factors, including:

o	The Company’s ability to return to the level of demand for its tissue services that existed prior to the FDA Order,

o	The Company's ability to reestablish sufficient margins on its tissue preservation services in the face of increased processing costs,

o	The Company’s spending levels on its research and development activities, including research studies, to develop and support its service and product pipeline,

o	The amount and the timing of the resolution of the remaining outstanding product liability claims (discussed in Note 12), and

o	The outcome of other litigation against the Company (discussed in Note 12).

The Company may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet liquidity and capital requirements beyond June 30, 2005. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

On September 5, 2002 the Company entered into an agreement with the FDA (the “Agreement”) that supplemented the FDA Order and allowed non-valved cardiac and vascular tissues subject to the recall (processed between October 3, 2001 and September 5, 2002) to be released for distribution after the Company had completed steps to ensure that the tissue was used for approved purposes and that patients were notified of risks associated with tissue use. The Agreement had a renewable 45-business day term and the final renewal expired on September 5, 2003. The Company is no longer shipping tissue subject to the recall (processed between October 3, 2001 and September 5, 2002). A renewal of the Agreement that expired on September 5, 2003 was not needed in order for the Company to continue to distribute non-valved cardiovascular, vascular, and orthopaedic tissues processed after September 5, 2002.

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

Accounting Treatment
As a result of the FDA Order, the Company evaluated multiple factors in determining the magnitude of impairment to deferred preservation costs, including the impact of the FDA Order, the possibility of continuing action by the FDA or other U.S. and foreign government agencies, and the possibility of unfavorable actions by physicians, customers, procurement organizations, and others. As a result of its evaluation in the quarter ended June 30, 2002, the Company recorded a reduction to pretax income of $12.6 million comprised of a net $8.9 million increase to cost of human tissue preservation services, a $2.4 million reduction to revenues (and accounts receivable), and a $1.3 million accrual recorded in general, administrative, and marketing expenses. In the quarter ended September 30, 2002 the Company recorded a reduction to pretax income of $24.6 million comprised of a net $22.2 million increase to cost of human tissue preservation services, a $1.4 million write-down of goodwill, and a $1.0 million reduction to revenues (and accounts receivable).

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

Other FDA Correspondence and Notices
FDA Form 483 Notices of Observations (“483”) were issued in connection with the FDA inspections of the Company’s facilities in February 2003, October 2003, and February 2004. The Company responded to the February 2003 483 in March 2003, responded to the October 2003 483 in October 2003, November 2003, and April 2004, and responded to the February 2004 483 in March 2004, April 2004, and June 2004. The Company continues to work with the FDA to review process improvements and address any outstanding observations.

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

The Company suspended the use of the SynerGraft technology in the processing of allograft cardiovascular and vascular tissue and has suspended the distribution of tissues on hand that have been processed with the SynerGraft technology until the regulatory status of the CryoValve SG and CryoVein SG is resolved. Additionally, the Company discontinued labeling its vascular grafts for use as A-V access grafts. The FDA has not suggested that these tissues be recalled. Until such time as the issues surrounding the SynerGraft treated tissues are resolved, the Company will employ its traditional processing methods on these tissues. Distribution of allograft heart valves and vascular tissue processed using the Company’s traditional processing protocols will continue. During the three months ended June 30, 2004, the Company wrote down $353,000 in SynerGraft processed cardiovascular and vascular tissues. As of June 30, 2004 the Company has no additional deferred preservation costs related to SynerGraft processed tissues on its Summary Consolidated Balance Sheet.

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

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. At December 31, 2003 all marketable securities were designated as available-for-sale. At June 30, 2004 $3.2 million of marketable securities were designated as available-for-sale and $558,000 of marketable securities were designated as held-to-maturity.

Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. Interest income, dividends, realized gains and losses, and declines in value judged to be other than temporary are included in investment income. The cost of securities sold is based on the specific identification method. Held-to-maturity securities are stated at amortized cost due to a contractual commitment to hold the security as pledged collateral relating to the Company’s insurance product liability policy. The held-to-maturity securities mature on April 1, 2005 and are, therefore, classified as current assets.

The following is a summary of cash equivalents and marketable securities (in thousands):

June 30, 2004	Cost Basis	Unrealized Holding Gains/(Losses)	Estimated Market Value
		(Unaudited)
Cash equivalents:
Money market funds	$13,684	$--	$13,684
Municipal obligations	775	--	775

	$14,459	$--	$14,459

Marketable securities:
Municipal obligations	$3,142	$75	$3,217
Debt securities	558	--	558

	$3,700	$75	$3,775

December 31, 2003	Cost Basis	Unrealized Holding Gains/(Losses)	Estimated Market Value
Cash equivalents:
Money market funds	$1,079	$--	$1,079
Municipal obligations	775	--	775

	$1,854	$--	$1,854

Marketable securities:
Municipal obligations	$5,148	$124	$5,272

Gross realized gains on sales of available-for-sale securities totaled zero as of June 30, 2004 and $19,000 as of December 31, 2003. Differences between cost and market listed above, consisting of a net unrealized holding gain less deferred taxes of $25,000 at June 30, 2004 and $42,000 at December 31, 2003, are included as a separate component of other comprehensive income in shareholders’ equity.

At June 30, 2004 and December 31, 2003 approximately zero and $2.0 million, respectively, of marketable securities had a maturity date of less than 90 days, and approximately $3.8 million and $3.3 million, respectively, had a maturity date between 1 and 5 years.

Note 4 — Inventories

Inventories are comprised of the following (in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Raw materials	$2,933	$2,906
Work-in-process	306	229
Finished goods	1,333	1,315

	$4,572	$4,450

Note 5 –Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets beginning in 2002 primarily as a result of write-downs of deferred preservation costs, accruals for product liability claims, and operating losses, reflecting reductions in revenues and additional professional fees, as a result of the FDA Order, subsequent FDA activity, and reported tissue infections. The Company continued to generate deferred tax assets for the three and six months ended June 30, 2004 primarily as a result of operating losses. The Company periodically assesses the recoverability of deferred tax assets and provides a valuation allowance when management believes it is more likely than not that its deferred tax assets will not be realized.

The Company evaluated several factors to determine if a valuation allowance relative to its deferred tax assets was necessary during 2003. The Company reviewed its historic operating results, including the reasons for its operating losses in 2003 and 2002, uncertainties regarding projected future operating results due to the effects of the adverse publicity resulting from the FDA Order, subsequent FDA activity, and reported tissue infections, the changes in processing methods resulting from the FDA Order, and the uncertainty of the outcome of product liability claims. Based on the results of this analysis, the Company determined that it was more likely than not that the Company’s deferred tax assets would not be realized. Therefore, during 2003 the Company recorded valuation allowances totaling $13.7 million due to the effect of temporary differences between book and tax income, the net deferred tax assets generated in 2003, and the net deferred tax asset balance at December 31, 2002. For the three and six months ended June 30, 2004 the Company did not experience any changes that would materially affect the Company’s analysis of and valuation of its deferred tax assets. As of June 30, 2004 the Company had a total of $18.4 million in valuation allowances against deferred tax assets and a net deferred tax asset balance of zero.

During the quarter ended June 30, 2004, the Company received income tax refunds of $2.4 million related to federal income tax losses from the year ended December 31, 2003 that were carried back to prior years and $1.4 million related to product liability expenses incurred in 2003. The Company did not record a receivable for this carryback related to product liability expenses in prior periods due to uncertainty regarding its realizability.

Note 6 – Debt

On April 25, 2000 the Company entered into a loan agreement permitting the Company to borrow up to $8 million under a line of credit. On June 1, 2001 the line of credit was converted to a term loan (the “Term Loan”) to be paid in 60 equal monthly installments of principal plus interest computed at Adjusted LIBOR plus 1.5%. On August 15, 2003 the Company made a voluntary payment of $4.5 million to pay off the outstanding balance of the Term Loan. The Company also paid approximately $11,000 to the lender in fees associated with the Term Loan payoff. On August 15, 2003 in conjunction with the payoff of the outstanding balance of the Term Loan, the Company paid $199,000 to terminate the swap agreement related to the Term Loan. This $199,000 payment represented the estimated fair value of the interest rate swap, as estimated by the bank based on its internal valuation models, as of the day of the termination of the agreement.

In the quarter ended June 30, 2003 the Company entered into two agreements to finance $2.9 million in insurance premiums associated with the yearly renewal of certain of the Company’s insurance policies. The amount financed accrued interest at a 3.75% rate and was payable in equal monthly payments through December 2003. As of June 30, 2004 the outstanding balance of the agreements was zero and there are no available borrowings under this agreement.

In April 2004 the Company entered into two agreements to finance approximately $1.9 million and $1.5 million in insurance premiums associated with the yearly renewal of certain of the Company’s insurance policies. The amounts financed accrue interest at a 3.25% rate and are payable in equal monthly payments over a nine month period and an eight month period, respectively. As of June 30, 2004 the aggregate outstanding balance of the agreements was $2.4 million.

Note 7 – Private Equity Placement

On January 7, 2004 the Company’s Board of Directors authorized an agreement with a financial advisory company to sell shares of the Company’s common stock in a private investment in public equity transaction (the “PIPE”). The PIPE was consummated on January 27, 2004, and resulted in the sale of approximately 3.4 million shares of stock at a price of $6.25 per share. The sale generated net proceeds of approximately $19.4 million, after commissions, filing fees, late registration fees, and other related charges, which will be used for general corporate purposes. The Company paid a total of $466,000 in late registration penalties to the investors through May 18, 2004, the date the registration statement was declared effective. This amount was deducted from the PIPE proceeds in recording net proceeds from the PIPE in shareholders’ equity. The Company filed a Registration Statement on Form S-3 with the SEC covering the resale of the shares sold in the PIPE by the investors.

Note 8 – Comprehensive Loss

Components of comprehensive loss consist of the following, net of tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net loss	$(3,352)	$(19,921)	$(10,378)	$(20,355)
Unrealized loss on investments	(28)	(27)	(32)	(61)
Change in fair value of interest rate swap	--	159	--	172
Translation adjustment	11	127	(50)	(31)

Comprehensive loss	$(3,369)	$(19,662)	$(10,460)	$(20,275)

The tax effect on the change in unrealized gain/loss on investments is a benefit of $15,000 and a benefit of $17,000 for the three months ended June 30, 2004 and 2003, respectively. The tax effect on the change in unrealized gain/loss on investments is a benefit of $17,000 and a benefit of $34,000 for the six months ended June 30, 2004 and 2003, respectively. The tax effect on the change in fair value of the interest rate swap is zero and $82,000 for the three months ended June 30, 2004 and 2003, respectively. The tax effect on the change in fair value of the interest rate swap is zero and $88,000 for the six months ended June 30, 2004 and 2003, respectively. The tax effect on the translation adjustment is zero for the three months ended June 30, 2004 and 2003, respectively. The tax effect on the translation adjustment is zero and $110,000 for the six months ended June 30, 2004 and 2003, respectively.

Components of accumulated other comprehensive income consist of the following, net of tax (in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Unrealized gain on investments	$53	$85
Translation adjustment	230	280

Total accumulated other comprehensive loss	$283	$365

Note 9 – Loss per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Numerator for basic and diluted earnings
per share - loss available to common
shareholders	$(3,352)	$(19,921)	$(10,378)	$(20,355)

Denominator for basic earnings per share -
weighted-average basis	23,252	19,675	22,747	19,654
Effect of dilutive stock options	--	--	--	--

Denominator for diluted earnings per share -
adjusted weighted-average shares	23,252	19,675	22,747	19,654

Net loss per share:
Basic	$(0.14)	$(1.01)	$(0.46)	$(1.04)

Diluted	$(0.14)	$(1.01)	$(0.46)	$(1.04)

Since the Company had a net loss for the three and six month periods ended June 30, 2004 and 2003, all potentially dilutive securities are anti-dilutive for those periods. During this period, the Company had outstanding stock options that are considered potentially dilutive securities and would have resulted in additional dilutive shares of 307,000 and 529,000 for the three months ended June 30, 2004 and 2003 respectively, and 363,000 and 446,000 for the six months ended June 30, 2004 and 2003, respectively, pursuant to the provisions of SFAS 128.

Note 10 – Stock-Based Compensation

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

Pro forma information regarding net loss and net loss per share is required by SFAS 148 and SFAS 123. The fair values for these options were estimated at the dates of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	.594	.605	.598	.615
Risk-free interest rate	3.39%	2.13%	3.22%	2.41%
Expected life of options	4.2 Years	3.3 Years	3.9 Years	3.9 Years

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

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods. The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Net loss--as reported	$(3,352)	$(19,921)	$(10,378)	$(20,355)
Deduct: Total stock-based employee
compensation expense determined under
the fair value based method for all awards,
net of tax	720	639	1,006	905

Net loss--pro forma	$(4,072)	$(20,560)	$(11,384)	$(21,260)

Loss per share--as reported:
Basic	$(0.14)	$(1.01)	$(0.46)	$(1.04)

Diluted	$(0.14)	$(1.01)	$(0.46)	$(1.04)

Loss per share--proforma:
Basic	$(0.18)	$(1.04)	$(0.50)	$(1.08)

Diluted	$(0.18)	$(1.04)	$(0.50)	$(1.08)

Note 11 – Segment Information

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

The following table summarizes revenues, cost of preservation services and products, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenue:
Implantable medical devices	9,203	6,932	18,062	13,531
Human tissue preservation services	6,054	8,615	12,279	17,745
All other [a]	57	166	59	357

	$15,314	$15,713	$30,400	$31,633

Cost of Products and Preservation Services:
Implantable medical devices	1,894	2,006	3,841	3,647
Human tissue preservation services	7,543	5,160	16,646	7,603
All other [a]	--	--	--	--

	9,437	7,166	20,487	11,250

Gross Margin (Loss):
Implantable medical devices	7,309	4,926	14,221	9,884
Human tissue preservation services	(1,489)	3,455	(4,367)	10,142
All other [a]	57	166	59	357

	$5,877	$8,547	$9,913	$20,383

a The "All other" designation includes grant revenue.

The following table summarizes net revenues by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenue:
BioGlue surgical adhesive	$8,962	$6,839	$17,605	$13,333
Other implantable medical devices	241	93	457	198
Human tissue preservation services:
Cardiovascular tissue	2,831	5,036	6,261	9,761
Vascular tissue	2,649	3,299	5,135	7,554
Orthopaedic tissue	574	280	883	430

Total preservation services	6,054	8,615	12,279	17,745

Research grants	57	166	59	357

	$15,314	$15,713	$30,400	$31,633

Note 12 – Commitments and Contingencies

Product Liability Claims
In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. Following the FDA Order, a greater number of lawsuits than has historically been experienced have been filed. As of August 4, 2004 the Company was aware of ten pending product liability lawsuits. The lawsuits are currently in the pre-discovery or discovery stages. Of these lawsuits, four allege product liability claims arising out of the Company’s orthopaedic tissue services, four allege product liability claims arising out of the Company’s allograft heart valve tissue services, one alleges product liability claims arising from BioGlue, and one alleges product liability claims arising out of the non-tissue products made by Ideas for Medicine, Inc. when it was a subsidiary of the Company.

Of the ten open lawsuits a total of four are covered by the Company’s insurance coverage as follows: two lawsuits by the 2000/2001 insurance policy, one by the 2003/2004 insurance policy and one by the 2004/2005 insurance policy. For the 2000/2001 insurance policy year the Company maintained claims-made insurance policies which the Company believes to be adequate to defend against the suits filed during this period. As of June 30, 2004 the Company has an accrual of $100,000 for the remaining retention levels related to the 2000/2001 insurance policy year. The Company believes its 2003/2004 and 2004/2005 insurance policies to be adequate to defend against the covered suit filed during each of these time periods.

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

The Company performed an analysis as of June 30, 2004 of the pending product liability claims based on settlement negotiations to date and advice from counsel. As of June 30, 2004 the Company had accrued a total of $5.6 million for pending product liability claims and recorded $1.2 million representing amounts to be recovered from the Company’s insurance carriers. The $5.6 million accrual is included as a component of accrued expenses and other current liabilities and the $1.2 million amount recoverable is included as a component of other receivables on the June 30, 2004 Summary Consolidated Balance Sheet. These amounts represent the Company’s estimate of the probable losses and anticipated recoveries related to six of the ten pending product liability claims. The Company has not recorded an accrual for the remaining four product liability claims because management has concluded that either a loss is remote or that, although a loss is reasonably possible or probable, a reasonable estimate of that loss cannot be made at this time. The amount recorded as a liability is reflective of estimated legal fees and settlement costs related to these claims and does not reflect actual settlement arrangements, actual judgments, including punitive damages, which may be assessed by the courts, or cash set aside for the purpose of making payments. The amount recorded as a receivable is reflective of the estimated amount recoverable from the Company’s insurance carrier, based on the Company’s estimate of the liability and analysis of the policy terms. The Company believes that these amounts are fully collectible. Prior to 2004, the Company recorded accruals for the uninsured portion of product liability claims for which the amount of probable loss was reasonably estimable. Had the Company recorded the total amounts of the reasonably estimable probable losses as a liability and recorded an asset for the estimated amount recoverable from the insurance carrier, the impact on the financial statements as of December 31, 2003 would not have been material. The Company’s product liability insurance policies do not include coverage for any punitive damages, which may be assessed at trial. The Company is currently unable to reasonably estimate the maximum amount of the possible loss related to these claims, as many of the claims do not specify the damages sought and the Company does not have a reasonable method for estimating the amount of compensatory or punitive damages that could be assessed by a trial jury. Additionally, if the Company is unable to settle the outstanding claims for amounts within its ability to pay or one or more of the product liability claims in which the Company is a defendant should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company’s available insurance coverage and liquid assets. Failure by the Company to meet required future cash payments to resolve the outstanding product liability claims would have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

On April 1, 2004 the Company bound coverage for the 2004/2005 insurance policy year. This policy is a two-year claims made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2005 and reported during the period April 1, 2004 through March 31, 2005 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims, and records accruals as necessary for the estimated cost of unreported claims related to services performed and products sold. The Company retained an independent actuarial firm to perform revised estimates of the unreported claims as of June 30, 2004. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

o	A ceiling of $5 million was selected for actuarial purposes in determining the liability per claim given the uncertainty in projecting claim losses in excess of $5 million,

o	The future claim reporting lag time would be a blend of the Company’s experiences and industry data,

o	The frequency of unreported claims for accident years 2001 through 2004 would be lower than the Company experienced during the 2002/2003 policy year, but higher than the Company’s historical claim frequency in prior policy years,

o	The average cost per claim would be lower than the Company experienced during the 2002/2003 policy year, but higher than the Company’s historical cost per claim in prior policy years,

o	The average cost per BioGlue claim would be consistent with the Company’s overall historical exposures until adequate historical data is available on this product line, and

o	The number of BioGlue claims per million dollars of BioGlue revenue would be 10% lower than non-BioGlue claims per million dollars to adjust for the increase of BioGlue revenue as a percentage of total revenues since 2002 and the BioGlue claims history to date.

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

Beginning April 1, 2004 and concurrent with signing the claims-made insurance policy for the policy year from April 1, 2004 to March 31, 2005, the Company implemented the provisions of Emerging Issues Task Force Issue 03-8, Accounting for Claims-Made Insurance and Retroactive Contracts by the Insured Entity (“EITF 03-8”). Pursuant to EITF 03-8, the Company continues to record an estimated liability for unreported product liability claims and has begun to record a related recoverable from insurance. Prior to the adoption of EITF 03-8, the Company did not record a recoverable from insurance related to the unreported product liability claims. Based on the actuarial valuation performed as of June 30, 2004, the Company estimated that its liability for unreported product liability claims was $8.0 million, and accrued this amount, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to June 30, 2004. The $8.0 million balance is included as a component of accrued expenses and other current liabilities of $4.0 million and other long-term liabilities of $4.0 million on the June 30, 2004 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $14.2 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of June 30, 2004, $1.4 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $1.4 million insurance recoverable is included as a component of other receivables of $500,000 and other assets of $900,000 on the June 30, 2004 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries related to unreported product liability claims related to services performed and products sold prior to June 30, 2004. Actual results may differ from this estimate.

Class Action Lawsuit
Several putative class action lawsuits were filed in July through September 2002 against the Company and certain officers of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on a series of purportedly materially false and misleading statements to the market. The suits were consolidated, and a consolidated amended complaint filed, which principally alleges that the Company made misrepresentations and omissions relating to product safety and the Company’s alleged lack of compliance with certain FDA regulations regarding the handling and processing of certain tissues and other product safety matters. The consolidated complaint seeks certification of a class of purchasers between April 2, 2001 and August 14, 2002, compensatory damages, and other expenses of litigation. The Company and the other defendants filed a motion to dismiss the consolidated complaint on February 28, 2003, which motion the U.S. District Court for the Northern District of Georgia denied in part and granted in part on May 27, 2003. The discovery phase of the case commenced on July 16, 2003. On December 16, 2003, the Court certified a class of individuals and entities who purchased or otherwise acquired CryoLife stock from April 2, 2001 through August 14, 2002. At present, the case remains in the discovery phase. Although the Company carries directors’ and officers’ liability insurance policies, the directors’ and officers’ liability insurance carriers have issued reservation of rights letters reserving their rights to deny or rescind coverage under the policies. An adverse judgment in excess of the Company’s available insurance coverage could have a material adverse effect on the Company’s financial position, results of operations, and cash flows. At this time, the Company is unable to predict the outcome of this litigation. Therefore, the Company has not recorded any accruals for future expenses related to this case, as the Company is currently unable to estimate these amounts. As of June 30, 2004 the Company had accrued $346,000 for legal fees incurred but unpaid related to this case and recorded an asset of $346,000 representing the anticipated recovery of these fees from the Company’s insurance carrier. The $346,000 accrual is included as a component of accrued expenses and other current liabilities and the $346,000 insurance receivable is included as a component of other receivables, net on the June 30, 2004 Summary Consolidated Balance Sheet. The Company believes that the receivable will be fully collectible.

Shareholder Derivative Action
On August 30, 2002 a purported shareholder derivative action was filed by Rosemary Lichtenberger against Steven G. Anderson, Albert E. Heacox, John W. Cook, Ronald C. Elkins, Virginia C. Lacy, Ronald D. McCall, Alexander C. Schwartz, and Bruce J. Van Dyne in the Superior Court of Gwinnett County, Georgia. The suit, which names the Company as a nominal defendant, alleges that the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to engage in certain inappropriate practices that caused the Company to suffer damages. The complaint was preceded by one day by a letter written on behalf of Ms. Lichtenberger demanding that the Company’s Board of Directors take certain actions in response to her allegations. On January 16, 2003 another purported derivative suit alleging claims similar to those of the Lichtenberger suit was filed in the Superior Court of Fulton County by complainant Robert F. Frailey. As in the Lichtenberger suit, the filing of the complaint in the Frailey action was preceded by a demand letter sent on Frailey’s behalf to the Company’s Board of Directors. Both complaints seek undisclosed damages, costs and attorney’s fees, punitive damages, and prejudgment interest against the individual defendants derivatively on behalf of the Company. As previously disclosed, the Company’s Board of Directors has established an independent committee to investigate the allegations of Ms. Lichtenberger and Mr. Frailey. The independent committee engaged independent legal counsel to assist in the investigation, which culminated in a report by the committee concluding that no officer or director breached any fiduciary duty. In October 2003 the two derivative suits were consolidated into one action in the Superior Court of Fulton County, and a consolidated amended complaint was filed. The independent committee, along with its independent legal counsel, evaluated the consolidated amended complaint and concluded that its prior report and determination addressed the material allegations contained in the consolidated amended complaint. The committee reiterated its previous conclusions and determinations, including that maintaining the derivative litigation is not in the best interests of the Company. Based on the report of the independent committee, the Company moved to dismiss the derivative litigation in May 2004. That motion remains pending. At this time, the Company is unable to predict the outcome of this litigation. Although the derivative suit is brought nominally on behalf of the Company, the Company expects to continue to incur defense costs and other expenses in connection with the derivative litigation.

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

Other Litigation
In October 2003 an action was filed against multiple defendants, including the Company, titled Donald Payne and Candace Payne v. Community Blood Center, et al, in the Circuit Court of the State of Oregon, County of Multnomah, seeking noneconomic damages of $9.0 million and other damages of $4.7 million. The suit alleges that Mr. Payne received a tissue implant processed by one of the other defendants, and that he was subsequently diagnosed with an infection attributed to the implant. The claim against the Company asserts that CryoLife had processed tissue from the same donor and been notified that a recipient of that tissue had contracted the same virus, and further asserts that the Company had a duty to notify governmental authorities and two of the other defendants. A second action, titled L.L.R. and W.C.R. v. Community Blood Center, et al, was filed in October 2003 in the same court as the Payne case, against the same defendants, seeking the same amounts of damages. In this case the plaintiffs allege the recipient received an implant processed by the same co-defendant tissue processor, from the same donor as Mr. Payne, and contracted an infection. A trial date for these actions has been set for October 18, 2004. In late July 2004 a third action was filed against multiple defendants, including the Company, titled Anthony F. Spadaro v. Community Blood Center, et al, in the same court as the other two cases, seeking noneconomic damages of $6.0 million, $1.7 million in economic damages, and punitive and exemplary damages. This suit alleges that Mr. Spadaro received a tissue implant processed by the same defendant tissue processor that was named in the other two suits, and that he was subsequently diagnosed with an infection attributed to the implant. This claim also asserts that the Company had processed tissue from the same donor and been notified that a recipient of the tissue had contracted the same virus, and that the Company had a duty to notify governmental authorities and two of the other defendants. The Company does not have insurance coverage for these claims. The Company intends to vigorously defend against these claims, although the Company is presently unable to predict the outcome and accordingly has not recorded an accrual related to these potential losses.

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

Other FDA Correspondence and Notices

FDA Form 483 Notices of Observations were issued in connection with the FDA inspections of the Company’s facilities in February 2003, October 2003, and February 2004. The Company responded to the February 2003 483 in March 2003, responded to the October 2003 483 in October 2003, November 2003, and April 2004, and responded to the February 2004 483 in March 2004, April 2004, and June 2004. The Company continues to work with the FDA to review process improvements and address any outstanding observations.

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

The Company suspended the use of the SynerGraft technology in the processing of allograft cardiovascular and vascular tissue and has suspended the distribution of tissues on hand that have been processed with the SynerGraft technology until the regulatory status of the CryoValve SG and CryoVein SG is resolved. Additionally, the Company discontinued labeling its vascular grafts for use as A-V access grafts. The FDA has not suggested that these tissues be recalled. Until such time as the issues surrounding the SynerGraft treated tissues are resolved, the Company will employ its traditional processing methods on these tissues. Distribution of allograft heart valves and vascular tissue processed using the Company’s traditional processing protocols will continue. During the three months ended June 30, 2004, the Company wrote down $353,000 in SynerGraft processed cardiovascular and vascular tissues. As of June 30, 2004 the Company has no additional deferred preservation costs related to SynerGraft processed tissues on its Summary Consolidated Balance Sheet.

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

The Company regularly evaluates its deferred preservation costs to determine if the costs are appropriately recorded at the lower of cost or market value. The Company recorded $1.2 million and $4.8 million, respectively, in the three and six months ended June 30, 2004 and $1.1 million and $1.4 million, respectively, in the three and six months ended June 30, 2003 as an increase to cost of preservation services to write-down the value of certain deferred tissue preservation costs from tissues that exceeded market value. The amount of these write-downs reflects management’s estimates of market value based on recent average service fees. Actual results may differ from these estimates.

As of June 30, 2004 deferred preservation costs were $3.0 million for allograft heart valve tissues, $198,000 for non-valved cardiac tissues, $2.4 million for vascular tissues, and $1.8 million for orthopaedic tissues.

Deferred Income Taxes: Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets beginning in 2002 primarily as a result of write-downs of deferred preservation costs, accruals for product liability claims, and operating losses, reflecting reductions in revenues and additional professional fees, as a result of the FDA Order, subsequent FDA activity, and reported tissue infections. The Company continued to generate deferred tax assets for the three and six months ended June 30, 2004 primarily as a result of operating losses and expects to do so throughout 2004. The Company periodically assesses the recoverability of deferred tax assets and provides a valuation allowance when management believes it is more likely than not that its deferred tax assets will not be realized.

The Company evaluated several factors to determine if a valuation allowance relative to its deferred tax assets was necessary during 2003. The Company reviewed its historic operating results, including the reasons for its operating losses in 2003 and 2002, uncertainties regarding projected future operating results due to the effects of the adverse publicity resulting from the FDA Order, subsequent FDA activity, and reported tissue infections, the changes in processing methods resulting from the FDA Order, and the uncertainty of the outcome of product liability claims. Based on the results of this analysis, the Company determined that it was more likely than not that the Company’s deferred tax assets would not be realized. Therefore, during 2003 the Company recorded valuation allowances totaling $13.7 million due to the effect of temporary differences between book and tax income, the net deferred tax assets generated in 2003, and the net deferred tax asset balance at December 31, 2002. For the three and six months ended June 30, 2004 the Company did not experience any changes that would materially affect the Company’s analysis of and valuation of its deferred tax assets. As of June 30, 2004 the Company had a total of $18.4 million in valuation allowances against deferred tax assets and a net deferred tax asset balance of zero.

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

Product Liability Claims: In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. Following the FDA Order, a greater number of lawsuits than has historically been experienced have been filed. As of August 4, 2004 the Company was aware of ten pending product liability lawsuits. The lawsuits are currently in the pre-discovery or discovery stages. Of these lawsuits, four allege product liability claims arising out of the Company’s orthopaedic tissue services, four allege product liability claims arising out of the Company’s allograft heart valve tissue services, one alleges product liability claims arising from BioGlue, and one alleges product liability claims arising out of the non-tissue products made by Ideas for Medicine, Inc. when it was a subsidiary of the Company.

Of the ten open lawsuits a total of four are covered by the Company’s insurance coverage as follows: two lawsuits by the 2000/2001 insurance policy, one by the 2003/2004 insurance policy and one by the 2004/2005 insurance policy. For the 2000/2001 insurance policy year the Company maintained claims-made insurance policies, which the Company believes to be adequate to defend against the suits filed during this period. As of June 30, 2004 the Company has an accrual of $100,000 for the remaining retention levels related to the 2000/2001 insurance policy year. The Company believes its 2003/2004 and 2004/2005 insurance policies to be adequate to defend against the covered suit filed during each of these time periods.

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

The Company performed an analysis as of June 30, 2004 of the pending product liability claims based on settlement negotiations to date and advice from counsel. As of June 30, 2004 the Company had accrued a total of $5.6 million for pending product liability claims and recorded $1.2 million representing amounts to be recovered from the Company’s insurance carriers. The $5.6 million accrual is included as a component of accrued expenses and other current liabilities and the $1.2 million amount recoverable is included as a component of other receivables on the June 30, 2004 Summary Consolidated Balance Sheet. These amounts represent the Company’s estimate of the probable losses and anticipated recoveries related to six of the ten pending product liability claims. The Company has not recorded an accrual for the remaining four product liability claims because management has concluded that either a loss is remote or that, although a loss is reasonably possible or probable, a reasonable estimate of that loss cannot be made at this time. The amount recorded as a liability is reflective of estimated legal fees and settlement costs related to these claims, and does not reflect actual settlement arrangements, actual judgments, including punitive damages, which may be assessed by the courts, or cash set aside for the purpose of making payments. The amount recorded as a receivable is reflective of the estimated amount recoverable from the Company’s insurance carrier, based on the Company’s estimate of the liability and analysis of the policy terms. The Company believes that these amounts are fully collectible. Prior to 2004, the Company recorded accruals for the uninsured portion of product liability claims for which the amount of probable loss was reasonably estimable. Had the Company recorded the total amounts of the reasonably estimable probable losses as a liability and recorded an asset for the estimated amount recoverable from the insurance carrier, the impact on the financial statements as of December 31, 2003 would not have been material. The Company’s product liability insurance policies do not include coverage for any punitive damages, which may be assessed at trial. The Company is currently unable to reasonably estimate the maximum amount of the possible loss related to these claims, as many of the claims do not specify the damages sought and the Company does not have a reasonable method for estimating the amount of compensatory or punitive damages that could be assessed by a trial jury. Additionally, if the Company is unable to settle the outstanding claims for amounts within its ability to pay or one or more of the product liability claims in which the Company is a defendant should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company’s available insurance coverage and liquid assets. Failure by the Company to meet required future cash payments to resolve the outstanding product liability claims would have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

On April 1, 2004 the Company bound coverage for the 2004/2005 insurance policy year. This policy is a two-year claims made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2005 and reported during the period April 1, 2004 through March 31, 2005 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims, and records accruals as necessary for the estimated cost of unreported claims related to services performed and products sold. The Company retained an independent actuarial firm to perform revised estimates of the unreported claims as of June 30, 2004. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

o	A ceiling of $5 million was selected for actuarial purposes in determining the liability per claim given the uncertainty in projecting claim losses in excess of $5 million,

o	The future claim reporting lag time would be a blend of the Company’s experiences and industry data,

o	The frequency of unreported claims for accident years 2001 through 2004 would be lower than the Company experienced during the 2002/2003 policy year but higher than the Company’s historical claim frequency in prior policy years,

o	The average cost per claim would be lower than the Company experienced during the 2002/2003 policy year but higher than the Company’s historical cost per claim in prior policy years,

o	The average cost per BioGlue claim would be consistent with the Company’s overall historical exposures until adequate historical data is available on this product line, and

o	The number of BioGlue claims per million dollars of BioGlue revenue would be 10% lower than non-BioGlue claims per million dollars to adjust for the increase of BioGlue revenue as a percentage of total revenues since 2002 and the BioGlue claims history to date.

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

Beginning April 1, 2004 and concurrent with signing the claims-made insurance policy for the policy year from April 1, 2004 to March 31, 2005, the Company implemented the provisions of Emerging Issues Task Force Issue 03-8, Accounting for Claims-Made Insurance and Retroactive Contracts by the Insured Entity (“EITF 03-8”). Pursuant to EITF 03-8, the Company continues to record an estimated liability for unreported product liability claims and has begun to record a related recoverable from insurance. Prior to the effective date of EITF 03-8, the Company did not record a recoverable from insurance related to the unreported product liability claims. Based on the actuarial valuation performed as of June 30, 2004, the Company estimated that its liability for unreported product liability claims was $8.0 million, and accrued this amount, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to June 30, 2004. The $8.0 million balance is included as a component of accrued expenses and other current liabilities of $4.0 million and other long-term liabilities of $4.0 million on the June 30, 2004 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $14.2 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of June 30, 2004, $1.4 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $1.4 million insurance recoverable is included as a component of other receivables of $500,000 and other assets of $900,000 on the June 30, 2004 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries related to unreported product liability claims related to services performed and products sold prior to June 30, 2004. Actual results may differ from this estimate.

New Accounting Pronouncements

There have been no recent accounting pronouncements applicable to the Company beyond those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 1, 2004.

Results of Operations
(In thousands)

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$15,314	$15,713	$30,400	$31,633

Revenues decreased 3% and 4%, respectively, for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003. The 3% decrease in revenues for the three month period was primarily due to decreases in cardiovascular and vascular tissue preservation service revenues compared to the prior year quarter, partially offset by an increase in revenues from sales of BioGlue Surgical Adhesive. The 4% decrease in revenues for the six month period was primarily due to the inclusion of $848,000 in favorable adjustments to the estimated tissue recall returns for the period ended June 30, 2003 due to lower actual tissue returns under the FDA Order than were originally estimated and decreases in cardiovascular and vascular tissue preservation service revenues compared to the prior year period, partially offset by an increase in revenues from sales of BioGlue Surgical Adhesive.

Further discussion of the increase in BioGlue revenues and the decrease in cryopreservation service revenues for each of the three major tissue types processed by the Company continues in the detailed sections below.

BioGlue Surgical Adhesive

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$8,962	$6,839	$17,605	$13,333
BioGlue revenues as a
percentage of total revenue	59%	44%	58%	42%

Revenues from the sale of BioGlue Surgical Adhesive increased 31% and 32%, respectively, for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003. The 31% increase in revenues for the three months ended June 30, 2004 was primarily due to an increase in average selling prices which increased revenues by 17%, and an increase in BioGlue sales volume as a result of an increase in foreign and domestic demand which increased revenues by 14%. The 32% increase in revenues for the six months ended June 30, 2004 was primarily due to an increase in BioGlue sales volume as a result of an increase in demand which increased revenues by 17%, and an increase in average selling prices which increased revenues by 15%.

The Company experienced volume increases in the 2ml, 5ml, and 10ml sizes as well as BioGlue applicator tips and delivery devices in the three and six months ended June 30, 2004. In addition the Company introduced a new BioGlue syringe product in the second quarter of 2004, which also resulted in volume growth. Price increases in the three and six months ended June 30, 2004 were largely due to a list price increase for BioGlue that went into effect on December 1, 2003. Domestic revenues accounted for 78% and 79%, respectively, of total BioGlue revenues for the three and six months ended June 30, 2004, compared to 77% and 78%, respectively, of total BioGlue revenues for the three and six months ended June 30, 2003.

The Company anticipates that revenues from BioGlue Surgical Adhesive will continue to grow for the full year 2004 when compared to 2003 due to increases in sales volume in domestic and foreign markets and due to the price increase that went into effect in late 2003.

Cardiovascular Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$2,831	$5,036	$6,261	$9,761
Cardiovascular revenues as a
percentage of total revenue	18%	32%	21%	31%

Revenues from cardiovascular preservation services decreased 44% and 36%, respectively, for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003. The 44% decrease in revenues for the three months ended June 30, 2004 was due to a decrease in cardiovascular volume, which reduced revenues by 30%, and a decrease in average service fees, which reduced revenues by 14%. The 36% decrease in revenues for the six months ended June 30, 2004 was due to a decrease in cardiovascular volume, which reduced revenues by 22%, and a decrease in average service fees, which reduced revenues by 14%. Revenues for the six months ended June 30, 2003 include $92,000 in favorable adjustments to estimated tissue recall returns due to lower actual tissue returns under the FDA Order than were originally estimated in 2002.

Volume decreases were largely due to a decrease in shipments of cryopreserved heart valves, which declined 45% and 33%, respectively, for the three and six months ended June 30, 2004 over the prior year periods, partially offset by increases in shipments of non-valved cardiac tissues. The decrease in heart valve shipments is directly related to the reduced amount of tissues available for implantation due to a reduction in procurement levels during 2003 and 2004 as compared to prior to the FDA Order, the disposal of much of the Company’s heart valve tissue processed prior to October 3, 2001, and increased tissue processing and release times and lower yields of implantable tissue per donor as a result of process changes implemented in the latter half of 2002 and during 2003. Price decreases were largely driven by lower average service fees due to a change in product mix as shipments of heart valves and non-valved cardiac tissues processed with the SynerGraft process decreased, while shipments of lower fee cardiac tissues processed using traditional processes increased. This was due to the Company’s suspension of shipments of SynerGraft processed cardiac tissues in September 2003.

The Company’s procurement of cardiac tissues during the three months ended June 30, 2004, from which heart valves and non-valved cardiac tissues are processed, decreased 3% as compared to the three months ended June 30, 2003. Procurement of cardiac tissues during the three months ended June 30, 2004 increased 5% as compared to the three months ended March 31, 2004. Procurement of cardiac tissues remains significantly below procurement in the second quarter of 2002, prior to the FDA Order.

The Company anticipates that cardiovascular service revenues will be lower for the full year 2004 as compared to 2003, if the Company continues to process and ship tissues using only its traditional cryopreservation process. The Company has implemented price increases effective July 2004 which is expected to be a factor in increasing revenues during the second half of 2004 as compared to the second half of 2003. Increases in cardiovascular revenues in the long term are contingent on the Company’s ability to increase the amount of tissues available for implantation by decreasing tissue processing and release times and increasing yields of implantable tissue per donor and to resume processing and shipping tissues processed using SynerGraft technology.

As discussed in Other FDA Correspondence and Notices in February 2003, the Company has suspended the use of the SynerGraft technology in the processing of allograft cardiovascular tissue and in late September 2003 suspended the distribution of tissues on hand that were processed with the SynerGraft technology until the regulatory status of the CryoValve SG is resolved. At this time, the Company cannot estimate when or if it will resume processing allograft cardiovascular tissue using the SynerGraft technology.

Vascular Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$2,649	$3,299	$5,135	$7,554
Vascular revenues as a
percentage of total revenue	17%	21%	17%	24%

Revenues from vascular preservation services decreased 20% and 32%, respectively, for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003. The 20% decrease in revenues for the three months ended June 30, 2004 was due to a decrease in vascular volume, which reduced revenues by 19% and a decrease in average service fees, which reduced revenues by 1%. The 32% decrease in revenues for the six months ended June 30, 2004 was due to a decrease in vascular volume, which reduced revenues by 32%. Revenues for the six months ended June 30, 2003 include $711,000 in favorable adjustments to estimated tissue recall returns due to lower actual tissue returns under the FDA Order than were originally estimated in 2002.

Volume decreases were largely due to a decrease in shipments of saphenous and femoral veins, which declined 15% and 35%, respectively, for the three and six months ended June 30, 2004 over the prior year periods. The decrease in vein shipments was directly related to the reduced amount of tissues available for implantation due to a reduction in procurement levels during 2003 and 2004 as compared to prior to the FDA Order, the disposal of much of the Company’s vascular tissue processed prior to October 3, 2001, and increased tissue processing and release times and lower yields of implantable tissue per donor as a result of process changes implemented in the latter half of 2002 and during 2003.

The Company’s procurement of vascular tissues during the three months ended June 30, 2004 decreased 25% as compared to the three months ended June 30, 2003. Procurement of vascular tissues during the three months ended June 30, 2004 decreased 13% as compared to the three months ended March 31, 2004. Procurement of vascular tissues remains significantly below procurement in the second quarter of 2002, prior to the FDA Order.

The Company anticipates that vascular service revenues will increase for the full year 2004 as compared to 2003 based on expected procurement levels, consumer demand, and an expected improvement in yields of implantable tissues. The Company has implemented price increases effective July 2004 which is expected to be a factor in increasing revenues during the second half of 2004 as compared to the second half of 2003. Increases in vascular revenues in the long term are contingent on the Company’s ability to increase the amount of tissues available for implantation by decreasing tissue processing and release times and increasing yields of implantable tissue per donor and to increase the level of procurement as necessary based on customer demand and processing capacity.

As discussed in Other FDA Correspondence and Notices the Company has suspended the use of the SynerGraft technology in the processing of allograft vascular tissue and in late September 2003 suspended the distribution of tissues on hand that were processed with the SynerGraft technology until the regulatory status of the CryoVein SG is resolved. Additionally, the Company has discontinued labeling its vascular grafts for use as A-V access grafts. At this time, the Company cannot estimate when or if it will resume processing allograft vascular tissue using the SynerGraft technology.

Orthopaedic Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$574	$280	$883	$430
Orthopaedic revenues as a
percentage of total revenue	4%	2%	3%	1%

Revenues from orthopaedic preservation services increased 105% and 129%, respectively, for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003. Revenues in both periods were significantly below pre-FDA Order levels due to a severe reduction in processing and shipments of orthopaedic tissues following the FDA Order and subsequent FDA activity as discussed in “FDA Order on Human Tissue Preservation” and “Other FDA Correspondence and Notices” above. Revenues as reported for the six months ended June 30, 2003 include $45,000 in favorable adjustments to estimated tissue recall returns due to lower actual tissue returns under the FDA Order than were originally estimated in 2002.

During several periods in 2002 and 2003 the Company temporarily suspended the processing and distribution of all or portions of the Company’s orthopaedic tissues as a result of the FDA Order, and subsequent system reviews. These suspensions of processing, combined with the disposal of much of the Company’s orthopaedic tissue processed prior to October 3, 2001 in accordance with the FDA Order, resulted in low levels of orthopaedic tissues available for shipment in the latter half of 2002 and much of 2003. During the three and six months ended June 30, 2004, the Company distributed both boned and non-boned orthopaedic tissues.

The Company’s procurement of orthopaedic tissues during the three months ended June 30, 2004 increased 72% as compared to three months ended June 30, 2003. Procurement of orthopaedic tissues during the three months ended June 30, 2004 increased 8% as compared to the three months ended March 31, 2004. Procurement of orthopaedic tissues remains significantly below procurement in the second quarter of 2002, prior to the FDA Order.

The Company anticipates that orthopaedic service revenues will show an increase for the full year 2004 as compared to 2003 based on expected procurement levels, consumer demand, an expected improvement in yields of implantable tissues, and the anticipated uninterrupted processing and shipping of orthopaedic tissue. Revenues from orthopaedic tissue services are still expected to be well below 2002 levels prior to the FDA Order. Increases in orthopaedic revenues in the long term are contingent on the Company’s ability to increase the amount of tissues available for implantation by decreasing tissue processing and release times and increasing yields of implantable tissue per donor and to increase the level of procurement as necessary based on processing capacity and customer demand.

Grant Revenues

Grant revenues were $57,000 and $59,000, respectively, for the three and six months ended June 30, 2004 as compared to $166,000 and $357,000 for the three and six months ended June 30, 2003. Grant revenues in 2004 and 2003 were attributable to the Activation Control Technology (“ACT”) research and development programs through AuraZyme Pharmaceuticals, Inc. (“AuraZyme”) and the SynerGraft research and development programs. In February 2001 the Company formed the wholly owned subsidiary AuraZyme to foster the commercial development of ACT, a reversible linker technology that has potential uses in the areas of cancer therapy, fibrinolysis (blood clot dissolving), and other drug delivery applications.

The Company does not anticipate that significant amounts of grant revenue will be recognized during 2004.

Cost of Products

Cost of products aggregated $1.9 million and $3.8 million, respectively, for the three and six months ended June 30, 2004, representing 21% of total product revenues during such periods. Cost of products aggregated $2.0 million and $3.6 million, respectively, for the three and six months ended June 30, 2003, representing 29% and 27%, respectively, of total product revenues during such periods. The decrease in cost of products as a percentage of total product revenues for the three and six months ended June 30, 2004 was due to a favorable product mix that was affected by the increase in revenues from BioGlue Surgical Adhesive, which carries higher gross margins than bioprosthetic devices and by increasing margins on BioGlue Surgical Adhesive due to increased manufacturing throughput.

The Company anticipates cost of products will increase for the full year 2004 when compared to 2003, due to the projected increase in product revenues during 2004. The cost of products as a percentage of product revenues for the full year 2004 is expected to continue to be lower than 2003 due to favorable product mix.

Cost of Human Tissue Preservation Services

Cost of human tissue preservation services increased 46% to $7.5 million for the three months ended June 30, 2004 as compared to $5.2 million for the three months ended June 30, 2003, representing 125% and 60%, respectively, of total human tissue preservation service revenues during such periods. Cost of human tissue preservation services increased 119% to $16.6 million for the six months ended June 30, 2004 as compared to $7.6 million for the six months ended June 30, 2003, representing 136% and 43%, respectively, of total human tissue preservation service revenues during such periods.

Cost of human tissue preservation services for the three and six months ended June 30, 2004 includes an increase to cost of preservation services to adjust the value of certain deferred tissue preservation costs that exceeded market value of $1.2 million and $4.8 million, respectively, and $353,000 in costs related to the write-down of SynerGraft processed tissues. Cost of human tissue preservation services for the three and six months ended June 30, 2004 includes the favorable effect on gross margin of shipments of tissue with a zero cost basis of approximately $173,000 and $530,000, due to write-downs of deferred preservation costs in the second and third quarter of 2002. Cost of human tissue preservation services for the three and six months ended June 30, 2003 includes an increase to cost of preservation services to adjust the value of certain deferred tissue preservation costs that exceeded market value of $1.1 million and $1.4 million, respectively, and the favorable effect on gross margin of shipments of tissue with a zero cost basis of approximately $1.0 million and $3.4 million, respectively, due to write-downs of deferred preservation costs in the second and third quarter of 2002. Additionally, cost of human tissue preservation services was negatively impacted for the three and six months ended June 30, 2004 by higher overhead cost allocations associated with the decreased volume of tissues processed, changes in processing methods resulting from the FDA Order, and a decrease in tissue shipments of tissues treated with the SynerGraft process as compared to traditional processing. These increases in cost of human tissue preservation services occurred during a period of decreased human tissue preservation service revenues, resulting in an increase in the cost of human tissue preservation services as a percentage of total human tissue preservation service revenues for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003.

The Company anticipates cost of human tissue preservation services will increase for the full year 2004 when compared to 2003, due to increased costs due to changes in processing methods, increased tissue processing and release times, and decreased yields of implantable tissue per donor. In the second quarter of 2004, the Company has made changes to its processing methods, which has improved its yields of implantable tissue per donor in the second quarter of 2004 as compared to the first quarter of 2004. The Company will continue to make efforts to improve yields of implantable tissue per donor throughout the remainder of 2004. Continued improved yields of implantable tissue per donor as a result of these processing changes cannot be assured. The cost of human tissue preservation services as a percentage of preservation service revenues is expected to continue to be high compared to pre-FDA Order levels as a result of lower tissue processing volumes and changes in processing methods, which have increased the cost of processing human tissue. Decreases in cost of human tissue preservation services as a percentage of preservation service revenues in the long term are contingent on the Company’s ability to reestablish sufficient margins on its tissue preservation services by increasing the amount of tissues processed, decreasing tissue processing and release times, and increasing yields of implantable tissue per donor.

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

General, Administrative, and Marketing Expenses

General, administrative, and marketing expenses decreased 59% to $9.7 million for the three months ended June 30, 2004, compared to $23.5 million for the three months ended June 30, 2003, representing 63% and 150%, respectively, of total revenues during such periods. General, administrative, and marketing expenses decreased 44% to $19.8 million for the six months ended June 30, 2004, compared to $35.1 million for the six months ended June 30, 2003, representing 65% and 111%, respectively, of total revenues during such periods. The decrease in expenses for the three and six months ended June 30, 2004 was primarily due to accruals in the prior year periods that did not recur in 2004 including $12.7 million and $13.2 million, respectively, for the three and six months ended June 30, 2003 for the estimated expense to resolve ongoing product liability claims in excess of insurance coverage and for estimated unreported product liability claims related to services performed and products sold prior to June 30, 2003, and due to a reduction in legal expenses of $800,000 in the current year periods. (See Legal Proceedings at Part II Item 1 for further discussion of these items.) The decrease in expenses was also due to a reduction in professional service fees (legal, consulting, and accounting) of approximately $1.0 million and $2.8 million, respectively, for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003.

The Company expects to continue to incur significant legal costs and professional fees, as compared to pre-FDA Order periods, to defend and resolve lawsuits filed against the Company and to address FDA compliance requirements. Also, the Company adopted EITF 03-8 beginning April 1, 2004 and continues to report an estimated liability for product liability claims, and has begun to record a related recoverable from insurance.

Research and Development Expenses

Research and development expenses were $891,000 for the three months ended June 30, 2004, compared to $1.1 million for the three months ended June 30, 2003, representing 6% and 7%, respectively, of total revenues during such periods. Research and development expenses were $1.8 million for the six months ended June 30, 2004, compared to $2.0 million for the six months ended June 30, 2003, representing 6% of total revenues during such periods. Research and development spending in 2004 and 2003 was primarily focused on the Company’s core tissue cryopreservation, SynerGraft, and Protein Hydrogel Technologies (“PHT”). PHT includes BioGlue and related products.

Other Costs and Expenses

Interest expense decreased to $59,000 for the three months ended June 30, 2004, compared to $147,000 for the three months ended June 30, 2003. Interest expense decreased to $102,000 for the six months ended June 30, 2004, compared to $279,000 for the six months ended June 30, 2003. Interest expense for the three and six months ended June 30, 2004 and 2003 included interest incurred related to the Company’s capital leases. Interest expense for the six months ended June 30, 2003 also included interest incurred on the Company’s Term Loan, which was paid in full in the third quarter of 2003.

Interest income decreased to $64,000 for the three months ended June 30, 2004, compared to $116,000 for the three months ended June 30, 2003. Interest income decreased to $130,000 for the six months ended June 30, 2004, compared to $247,000 for the six months ended June 30, 2003. Interest income in both periods was primarily due to interest earned on the Company’s cash, cash equivalents, and marketable securities.

The Company’s income tax benefit of $1.4 million for the three and six months ended June 30, 2004 was due to the receipt of tax refunds related to product liability expenses incurred in 2003. The Company’s income tax expense of $3.6 million and $3.4 million, respectively, for the three and six months ended June 30, 2003 was due to the establishment of a valuation allowance against the Company’s deferred tax assets of $9.0 million, partially offset by income tax benefits, recorded at an effective income tax rate of 33%.

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

Liquidity and Capital Resources

Net Working Capital

At June 30, 2004 net working capital (current assets of $50.0 million less current liabilities of $24.5 million) was $25.5 million, with a current ratio (current assets divided by current liabilities) of 2 to 1, compared to net working capital of $14.8 million, with a current ratio of 2 to 1 at December 31, 2003. The Company’s primary capital requirements historically arose out of general working capital needs, capital expenditures for facilities and equipment, and funding of research and development projects, and the Company funded those requirements through cash generated by operations, equity offerings, and bank credit facilities.

In recent periods the Company’s primary capital requirements arose out of working capital needs created by increasing costs of operations combined with lower tissue processing preservation revenues due to the effects of the FDA Order, subsequent FDA activity, and related events as discussed in “FDA Order on Human Tissue Preservation” and “Other FDA Correspondence and Notices” above. Operating results have also been negatively impacted by increases in general, administrative, and marketing costs over pre-FDA Order levels, as a result of increased legal and professional fees and litigation costs. For the three months ended June 30, 2004 the Company funded these requirements primarily through sales and maturities of marketable securities and the proceeds of its equity financing, as discussed below.

Overall Liquidity and Capital Resources

The Company expects that its operations will continue to generate negative cash flows throughout the remainder of 2004 due to:

o	The anticipated lower preservation revenues as compared to preservation revenues prior to the FDA Order, subsequent FDA activity, and related events (discussed in “FDA Order on Human Tissue Preservation” and “Other FDA Correspondence and Notices”),

o	The high cost of human tissue preservation services as a percent of revenue as a result of lower tissue processing volumes and changes in processing methods,

o	An expected use of cash related to the defense and resolution of lawsuits, and

o	The legal and professional costs related to ongoing FDA compliance.

The Company believes anticipated revenue generation, expense management, and the Company’s existing cash, cash equivalents, and marketable securities will enable the Company to meet its liquidity needs through at least June 30, 2005.

On January 7, 2004 the Company’s Board of Directors authorized an agreement with a financial advisory company to sell shares of the Company’s common stock in a private investment in public equity transaction (the “PIPE”). The PIPE was consummated on January 27, 2004, and resulted in the sale of approximately 3.4 million shares of stock at a price of $6.25 per share. The sale generated net proceeds of approximately $19.4 million, after commissions, filing fees, late registration fees, and other related charges, which will be used for general corporate purposes. The Company paid a total of $466,000 in late registration penalties to the investors through May 18, 2004, the date the registration statement was declared effective. This amount was deducted from the PIPE proceeds in recording net proceeds from the PIPE in shareholders’ equity. The Company filed a Registration Statement on Form S-3 with the SEC covering the resale of the shares sold in the PIPE by the investors.

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

The Company may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet liquidity and capital requirements beyond June 30, 2005. The Company may elect to obtain financing prior to that time depending on the availability and terms of the financing agreement. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

As discussed in Note 12 to the summary consolidated financial statements, as of June 30, 2004 the Company had accrued a total of $5.6 million for pending product liability claims and recorded a receivable of $1.2 million representing amounts to be paid by the Company’s insurance carriers. The $5.6 million accrual less the $1.2 million receivable is an estimate of the Company’s portion of the costs required to resolve outstanding claims, and does not reflect actual settlement arrangements or actual judgments, including punitive damages, which may be assessed by the courts. The $5.6 million accrual is not a cash reserve. The timing and amount of actual future payments is dependent on when and if judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, the Company’s portion of these monies would have to be paid from liquid assets. The Company continues to attempt to reach settlements of these outstanding claims in order to minimize the potential cash payout. See additional discussion of these matters in Note 12 to the summary consolidated financial statements.

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

In addition, as discussed in Note 12 to the summary consolidated financial statements; at June 30, 2004 the Company had $8.0 million remaining in an accrual for the estimated costs of unreported product liability claims related to services performed and products sold prior to June 30, 2004. The $8.0 million accrual does not represent cash set aside. The timing of future payments related to the accrual is dependent on when and if claims are asserted, judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, these monies would have to be paid from insurance proceeds and liquid assets. Since the amount accrued is based on actuarial estimates, actual amounts required could vary significantly from this estimate.

Net Cash from Operating Activities

Net cash used in operating activities was $5.0 million for the six months ended June 30, 2004, as compared to cash provided of $3.0 million for the six months ended June 30, 2003. The $5.0 million of cash used in the six months ended June 30, 2004 was primarily due to a decrease in revenues and an increase in cash expenditures, reflecting the long-term effect of the FDA Order, subsequent FDA activity, and related events, as discussed in “FDA Order on Human Tissue Preservation” and “Other FDA Correspondence and Notices” above and the Company’s efforts to address the FDA’s concerns. Spending, including the cost of employees and facilities was not sufficiently supported by cash received from revenues. Spending on general and administrative expenses also contributed to the cash shortfall in operations.

The Company uses the indirect method to prepare its cash flow statement, and as such the operating cash flows are based on the Company’s net loss, which is then adjusted to remove non-cash items. For the six months ended June 30, 2004, the Company’s $10.4 million net loss from operations included significant recurring non-cash items that generated favorable and unfavorable adjustments to net loss. These adjustments included a favorable $2.7 million in depreciation and amortization, a favorable $5.2 million in write-downs for impairment of deferred preservation costs, an unfavorable $1.7 million due to the timing differences between the recording of receivables and the actual receipt of cash, and the receipt of income tax refunds of $2.4 million in the second quarter of 2004, an unfavorable $3.9 million due to the buildup of deferred preservation costs and inventories for which vendors and employees have already been paid, a favorable $1.7 million due to the timing differences between the recording of accounts payable, accrued expenses, and other current liabilities and the actual payment of cash, and a favorable $1.3 million primarily due to the timing differences associated with prepaid expenses and other assets.

The Company expects that its operations will continue to generate negative cash flows throughout the remainder of 2004. This cash used will primarily be a result of the Company’s projected net loss for 2004. The Company does not currently expect that it will be required to record significant additional non-cash write-downs of deferred preservation costs and inventory or additional significant accruals related to product liabilities during 2004, but such items would not have a direct effect on net cash from operations. Significant additional cash payments related to settlements and tissue product costs, as discussed above, could have a negative impact on future cash flows.

Net Cash from Investing Activities

Net cash provided by investing activities was $1.1 million for the six months ended June 30, 2004, as compared to $4.5 million for the six months ended June 30, 2003. The $1.1 million in current year cash provided was primarily due to $1.4 million in cash generated from sales and maturities of marketable securities net of purchases, partially offset by $439,000 in capital expenditures.

Net Cash from Financing Activities

Net cash provided by financing activities was $18.3 million for the six months ended June 30, 2004, as compared to cash used of $1.6 million for the six months ended June 30, 2003. The $18.3 million in current year cash provided was primarily due to $19.4 million in proceeds from the Company’s PIPE equity offering discussed above, partially offset by $1.3 million in principle payments on short-term notes payable and capital leases.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments are as follows (in thousands):

	Total	Remainder of 2004	2005	2006	2007	2008	Thereafter
Capital Lease Obligations	$2,372	$421	$843	$843	$265	$--	$--
Operating Leases	24,985	1,147	2,238	2,044	2,068	2,108	15,380
Purchase Commitments	655	574	61	20	--	--	--

Total Contractual Obligations	$28,012	$2,142	$3,142	$2,907	$2,333	$2,108	$15,380

The Company’s capital lease obligations result from the financing of certain of the Company’s equipment and leasehold improvements during the renovation of the corporate headquarters and manufacturing facilities in previous years. Due to cross default provisions included in the Company’s Term Loan which was paid in full on August 15, 2003, the Company was in default of certain capital lease agreements maintained with the lender under the Term Loan as described in Note 6 to the summary consolidated financial statements. Therefore, the $1.3 million due under these capital leases is reflected as a current liability on the Summary Consolidated Balance Sheets as of June 30, 2004. Additional capital lease obligations result from the lease of a building related to Company’s Ideas for Medicine, Inc. (“IFM”) manufacturing business, which the Company sold in 2000. The Company has a sublease agreement with a wholly owned subsidiary of LeMaitre Vascular, Inc., the current parent of IFM, to sublet the building housing the IFM manufacturing facilities, which effectively reduces the Company’s future obligations under this capital lease to zero.

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional manufacturing, office, and warehouse space rented by the Company, leases on Company vehicles, and leases on a variety of office equipment.

The Company’s purchase commitments result from agreements with suppliers to stock certain custom raw materials needed for the Company’s processing and production.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements and information made or provided by the Company that are based on the beliefs of its management as well as estimates and assumptions made by and information currently available to management. The words “could,” “may,” “might,” “will,” “would,” “shall,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future” and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding anticipated revenues, cost savings, insurance coverage, regulatory activity, available funds and capital resources, and pending litigation. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, which are as of their respective dates. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, in addition to those identified in the text surrounding such statements, those identified below under “Risks and Uncertainties” and elsewhere in this filing.

All statements, other than statements of historical facts, included herein that address activities, events or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

o	The impact of recent accounting pronouncements;

o	Adequacy of product liability insurance to defend against lawsuits;

o	The outcome of lawsuits filed against the Company;

o	The impact of the FDA Order, subsequent FDA activity, and measures taken by the Company as a result, on future revenues, profits and business operations;

o	The effect of the FDA Order and subsequent FDA activity on sales of BioGlue;

o	Future tissue procurement levels;

o	Expected future impact of BioGlue on revenues;

o	The impact of the FDA’s Form 483 Notices of Observation;

o	The estimates of the amounts accrued for the retention levels under the Company’s product liability and directors’and officers’ insurance policies, as well as the estimates of the amounts accrued for product loss claims incurred but not reported;

o	Future costs of human tissue preservation services;

o	Changes in liquidity and capital resources;

o	Statements regarding the expected 2004 performance relative to that of 2003;

o	The Company’s expectations regarding the adequacy of current financing arrangements;

o	Product demand and market growth; and

o	Other statements regarding future plans and strategies, anticipated events or trends.

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

RISKS AND UNCERTAINTIES

The risks and uncertainties which might impact the forward-looking statements and could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows include concerns that:

o	The August 2002 FDA order on human tissue and subsequent FDA activity continue to adversely impact CryoLife’s business, including demand for its services and processing costs;

o	The FDA order and subsequent activity have had and continue to have an adverse impact on liquidity and capital resources;

o	Potential inability to reduce costs of processing tissues and to obtain increased yields of implantable tissue;

o	Revenue from orthopaedic tissue preservation services is minimal and may not return;

o	Physicians may be reluctant to implant CryoLife’s preserved tissues;

o	Products and services not included in the FDA recall may come under increased scrutiny;

o	Demand for heart valves processed by CryoLife has decreased and may continue to decrease;

o	Adverse publicity may reduce demand for products and services not affected by the FDA recall;

o	The Company may be unable to address the concerns raised by the FDA in its form 483 notices of observations;

o	The FDA has notified CryoLife of its belief that marketing of CryoValve SG and CryoVein SG require additional regulatory submissions and/or approvals;

o	Regulatory action outside of the U.S. may also affect CryoLife's business;

o	CryoLife is the subject of an ongoing SEC investigation;

o	CryoLife's insurance coverage may be insufficient;

o	Insurance coverage may be difficult or impossible to obtain in the future and if obtained, the cost of insurance coverage is likely to be much more expensive than in the past;

o	Intense competition may affect CryoLife’s ability to recover from the FDA order;

o	CryoLife may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and such products and services may not achieve market acceptance;

o	Investments in new technologies or distribution rights may not be successful;

o	Funding for the ACT technology may not be available;

o	CryoLife is dependent on its key personnel;

o	The Company’s consolidated financial statements as of and for the year ended December 31, 2001 and included in CryoLife’s 10-K were audited by Arthur Andersen LLP, which has been found guilty of obstruction of justice and the subject of additional litigation;

o	Extensive government regulation may adversely affect the ability to develop and sell products and services;

o	Uncertainties related to patents and protection of proprietary technology may adversely affect the value of intellectual property;

o	Uncertainties regarding future health care reimbursement may affect the amount and timing of revenues;

o	Rapid technological change could cause services and products to become obsolete;

o	Securities prices for CryoLife shares have been, and may continue to be, volatile;

o	Anti-takeover provisions may discourage or make more difficult an attempt to obtain control of CryoLife;

o	Dividends are not likely to be paid in the foreseeable future; and

o	CryoLife may be unable to raise the funds needed to continue operations after June 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $20.0 million and short-term investments in municipal obligations of $3.2 million as of June 30, 2004. A 10% adverse change in interest rates affecting the Company’s cash equivalents and short-term investments would not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

Based upon the Company’s most recent Disclosure Controls evaluation as of June 30, 2004, the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2004, there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. Following the FDA Order, a greater number of lawsuits than has historically been experienced have been filed. As of August 4, 2004 the Company was aware of ten pending product liability lawsuits. The lawsuits are currently in the pre-discovery or discovery stages. Of these lawsuits, four allege product liability claims arising out of the Company’s orthopaedic tissue services, four allege product liability claims arising out of the Company’s allograft heart valve tissue services, one alleges product liability claims arising from BioGlue, and one alleges product liability claims arising out of the non-tissue products made by Ideas for Medicine, Inc. when it was a subsidiary of the Company.

Of the ten open lawsuits a total of four are covered by the Company’s insurance coverage as follows: two lawsuits by the 2000/2001 insurance policy, one by the 2003/2004 insurance policy and one by the 2004/2005 insurance policy. For the 2000/2001 insurance policy year the Company maintained claims-made insurance policies which the Company believes to be adequate to defend against the suits filed during this period. As of June 30, 2004 the Company has an accrual of $100,000 for the remaining retention levels related to the 2000/2001 insurance policy year. The Company believes its 2003/2004 and 2004/2005 insurance policies to be adequate to defend against the covered suit filed during each of these time periods.

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

The Company performed an analysis as of June 30, 2004 of the pending product liability claims based on settlement negotiations to date and advice from counsel. As of June 30, 2004 the Company had accrued a total of $5.6 million for pending product liability claims and recorded $1.2 million representing amounts to be recovered from the Company’s insurance carriers. The $5.6 million accrual is included as a component of accrued expenses and other current liabilities and the $1.2 million amount recoverable is included as a component of other receivables on the June 30, 2004 Summary Consolidated Balance Sheet. These amounts represent the Company’s estimate of the probable losses and anticipated recoveries related to six of the ten pending product liability claims. The Company has not recorded an accrual for the remaining four product liability claims because management has concluded that either a loss is remote or that, although a loss is reasonably possible or probable, a reasonable estimate of that loss cannot be made at this time. The amount recorded as a liability is reflective of estimated legal fees and settlement costs related to these claims, and does not reflect actual settlement arrangements, actual judgments, including punitive damages, which may be assessed by the courts, or cash set aside for the purpose of making payments. The amount recorded as a receivable is reflective of the estimated amount recoverable from the Company’s insurance carrier, based on the Company’s estimate of the liability and analysis of the policy terms. The Company believes that these amounts are fully collectible. Prior to 2004, the Company recorded accruals for the uninsured portion of product liability claims for which the amount of probable loss was reasonably estimable. Had the Company recorded the total amounts of the reasonably estimable probable losses as a liability and recorded an asset for the estimated amount recoverable from the insurance carrier, the impact on the financial statements as of December 31, 2003 would not have been material. The Company’s product liability insurance policies do not include coverage for any punitive damages, which may be assessed at trial. The Company is currently unable to reasonably estimate the maximum amount of the possible loss related to these claims, as many of the claims do not specify the damages sought and the Company does not have a reasonable method for estimating the amount of compensatory or punitive damages that could be assessed by a trial jury. Additionally, if the Company is unable to settle the outstanding claims for amounts within its ability to pay or one or more of the product liability claims in which the Company is a defendant should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company’s available insurance coverage and liquid assets. Failure by the Company to meet required future cash payments to resolve the outstanding product liability claims would have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

On April 1, 2004 the Company bound coverage for the 2004/2005 insurance policy year. This policy is a two-year claims made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2005 and reported during the period April 1, 2004 through March 31, 2005 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims, and records accruals as necessary for the estimated cost of unreported claims related to services performed and products sold. The Company retained an independent actuarial firm to perform revised estimates of the unreported claims as of June 30, 2004. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

o	A ceiling of $5 million was selected for actuarial purposes in determining the liability per claim given the uncertainty in projecting claim losses in excess of $5 million,

o	The future claim reporting lag time would be a blend of the Company’s experiences and industry data,

o	The frequency of unreported claims for accident years 2001 through 2004 would be lower than the Company experienced during the 2002/2003 policy year but higher than the Company’s historical claim frequency in prior policy years,

o	The average cost per claim would be lower than the Company experienced during the 2002/2003 policy year but higher than the Company’s historical cost per claim in prior policy years,

o	The average cost per BioGlue claim would be consistent with the Company’s overall historical exposures until adequate historical data is available on this product line, and

o	The number of BioGlue claims per million dollars of BioGlue revenue would be 10% lower than non-BioGlue claims per million dollars to adjust for the increase of BioGlue revenue as a percentage of total revenues since 2002 and the BioGlue claims history to date.

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

Beginning April 1, 2004 and concurrent with signing the claims-made insurance policy for the policy year from April 1, 2004 to March 31, 2005, the Company implemented the provisions of Emerging Issues Task Force Issue 03-8, Accounting for Claims-Made Insurance and Retroactive Contracts by the Insured Entity (“EITF 03-8”). Pursuant to EITF 03-8, the Company continues to record an estimated liability for unreported product liability claims and has begun to record a related recoverable from insurance. Prior to the effective date of EITF 03-8, the Company did not record a recoverable from insurance related to the unreported product liability claims. Based on the actuarial valuation performed as of June 30, 2004, the Company estimated that its liability for unreported product liability claims was $8.0 million, and accrued this amount, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to June 30, 2004. The $8.0 million balance is included as a component of accrued expenses and other current liabilities of $4.0 million and other long-term liabilities of $4.0 million on the June 30, 2004 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $14.2 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of June 30, 2004, $1.4 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $1.4 million insurance recoverable is included as a component of other receivables of $500,000 and other assets of $900,000 on the June 30, 2004 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries related to unreported product liability claims related to services performed and products sold prior to June 30, 2004. Actual results may differ from this estimate.

Class Action Lawsuit
Several putative class action lawsuits were filed in July through September 2002 against the Company and certain officers of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on a series of purportedly materially false and misleading statements to the market. The suits were consolidated, and a consolidated amended complaint filed, which principally alleges that the Company made misrepresentations and omissions relating to product safety and the Company’s alleged lack of compliance with certain FDA regulations regarding the handling and processing of certain tissues and other product safety matters. The consolidated complaint seeks certification of a class of purchasers between April 2, 2001 and August 14, 2002, compensatory damages, and other expenses of litigation. The Company and the other defendants filed a motion to dismiss the consolidated complaint on February 28, 2003, which motion the U.S. District Court for the Northern District of Georgia denied in part and granted in part on May 27, 2003. The discovery phase of the case commenced on July 16, 2003. On December 16, 2003, the Court certified a class of individuals and entities who purchased or otherwise acquired CryoLife stock from April 2, 2001 through August 14, 2002. At present, the case remains in the discovery phase. Although the Company carries directors’ and officers’ liability insurance policies, the directors’ and officers’ liability insurance carriers have issued reservation of rights letters reserving their rights to deny or rescind coverage under the policies. An adverse judgment in excess of the Company’s available insurance coverage could have a material adverse effect on the Company’s financial position, results of operations, and cash flows. At this time, the Company is unable to predict the outcome of this litigation. Therefore, the Company has not recorded any accruals for future expenses related to this case, as the Company is currently unable to estimate these amounts. As of June 30, 2004 the Company had accrued $346,000 for legal fees incurred but unpaid related to this case and recorded an asset of $346,000 representing the anticipated recovery of these fees from the Company’s insurance carrier. The $346,000 accrual is included as a component of accrued expenses and other current liabilities and the $346,000 insurance receivable is included as a component of other receivables, net on the June 30, 2004 Summary Consolidated Balance Sheet. The Company believes that the receivable will be fully collectible.

Shareholder Derivative Action
On August 30, 2002 a purported shareholder derivative action was filed by Rosemary Lichtenberger against Steven G. Anderson, Albert E. Heacox, John W. Cook, Ronald C. Elkins, Virginia C. Lacy, Ronald D. McCall, Alexander C. Schwartz, and Bruce J. Van Dyne in the Superior Court of Gwinnett County, Georgia. The suit, which names the Company as a nominal defendant, alleges that the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to engage in certain inappropriate practices that caused the Company to suffer damages. The complaint was preceded by one day by a letter written on behalf of Ms. Lichtenberger demanding that the Company’s Board of Directors take certain actions in response to her allegations. On January 16, 2003 another purported derivative suit alleging claims similar to those of the Lichtenberger suit was filed in the Superior Court of Fulton County by complainant Robert F. Frailey. As in the Lichtenberger suit, the filing of the complaint in the Frailey action was preceded by a demand letter sent on Frailey’s behalf to the Company’s Board of Directors. Both complaints seek undisclosed damages, costs and attorney’s fees, punitive damages, and prejudgment interest against the individual defendants derivatively on behalf of the Company. As previously disclosed, the Company’s Board of Directors has established an independent committee to investigate the allegations of Ms. Lichtenberger and Mr. Frailey. The independent committee engaged independent legal counsel to assist in the investigation, which culminated in a report by the committee concluding that no officer or director breached any fiduciary duty. In October 2003 the two derivative suits were consolidated into one action in the Superior Court of Fulton County, and a consolidated amended complaint was filed. The independent committee, along with its independent legal counsel, evaluated the consolidated amended complaint and concluded that its prior report and determination addressed the material allegations contained in the consolidated amended complaint. The committee reiterated its previous conclusions and determinations, including that maintaining the derivative litigation is not in the best interests of the Company. Based on the report of the independent committee, the Company moved to dismiss the derivative litigation in May 2004. That motion remains pending. At this time, the Company is unable to predict the outcome of this litigation. Although the derivative suit is brought nominally on behalf of the Company, the Company expects to continue to incur defense costs and other expenses in connection with the derivative litigation.

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

Other Litigation
In October 2003 an action was filed against multiple defendants, including the Company, titled Donald Payne and Candace Payne v. Community Blood Center, et al, in the Circuit Court of the State of Oregon, County of Multnomah, seeking noneconomic damages of $9.0 million and other damages of $4.7 million. The suit alleges that Mr. Payne received a tissue implant processed by one of the other defendants, and that he was subsequently diagnosed with an infection attributed to the implant. The claim against the Company asserts that CryoLife had processed tissue from the same donor and been notified that a recipient of that tissue had contracted the same virus, and further asserts that the Company had a duty to notify governmental authorities and two of the other defendants. A second action, titled L.L.R. and W.C.R. v. Community Blood Center, et al, was filed in October 2003 in the same court as the Payne case, against the same defendants, seeking the same amounts of damages. In this case the plaintiffs allege the recipient received an implant processed by the same co-defendant tissue processor, from the same donor as Mr. Payne, and contracted an infection. A trial date for these actions has been set for October 18, 2004. In late July 2004 a third action was filed against multiple defendants, including the Company, titled Anthony F. Spadaro v. Community Blood Center, et al, in the same court as the other two cases, seeking noneconomic damages of $6.0 million, $1.7 million in economic damages, and punitive and exemplary damages. This suit alleges that Mr. Spadaro received a tissue implant processed by the same defendant tissue processor that was named in the other two suits, and that he was subsequently diagnosed with an infection attributed to the implant. This claim also asserts that the Company had processed tissue from the same donor and been notified that a recipient of the tissue had contracted the same virus, and that the Company had a duty to notify governmental authorities and two of the other defendants. The Company does not have insurance coverage for these claims. The Company intends to vigorously defend against these claims, although the Company is presently unable to predict the outcome and accordingly has not recorded an accrual related to these potential losses.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Shares (or Units) Purchased	Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under The Plans or Programs
4/01/04-4/30/04	330	$6.00	--	--
5/01/04-5/31/04	--	--	--	--
6/01/04-6/30/04	--	--	--	--

Total:	330	$6.00	--	--

The Company currently has no stock repurchase program, publicly announced or otherwise. All shares shown were tendered to the Company in payment of the exercise price of outstanding options.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders was held on June 29, 2004.

(b)	Management’s nominees for director were elected at the meeting by the holders of common stock. The election was uncontested.

Other matters voted on (both of which were approved) were:

o	The Board's proposal to approve the CryoLife, Inc. 2004 Employee Stock Incentive Plan; and

o	The Board's proposal to approve the CryoLife, Inc. Non-Employee Directors Stock Option Plan.

The following table shows the results of voting in the election of Directors:

	Shares Voted For	Authority Withheld	Abstained	Broker Non-Votes
Steven G. Anderson	21,805,894	648,090	--	--
John M. Cook	21,824,876	629,108	--	--
Ronald C. Elkins, M.D	21,824,876	629,108	--	--
Virginia C. Lacy	21,854,519	599,465	--	--
Ronald D. McCall, Esq	21,849,213	604,771	--	--
Bruce J. Van Dyne, M.D	21,824,076	629,908	--	--
Thomas F. Ackerman	21,858,876	595,108	--	--
Daniel J. Bevevino	21,872,719	581,268	--	--

CryoLife, Inc. 2004
Employee Stock
Incentive Plan	10,459,040	1,892,818	121,271	9,980,855

CryoLife, Inc.
Non-Employee
Directors Stock
Option Plan	10,795,554	1,539,853	137,121	10,692,858

Item 5.   Other information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	The exhibit index can be found below.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.)

3.2	ByLaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended March 31, 2003.)

3.3	Articles of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.1	Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).

10.1	Form of Stock Purchase Agreement between CryoLife, Inc. and Investors. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 26, 2004.)

10.2*	The CryoLife, Inc. 2004 Employee Stock Incentive Plan.

10.3*	The CryoLife, Inc. Non-Employee Directors Stock Option Plan.

10.4*	Commercial Premium Finance Agreement, dated April 13, 2004, by and between AFCO Premium Credit LLC and the Company.

10.5*	Commercial Premium Finance Agreement, dated May 5, 2004, by and between AFCO Premium Credit LLC and the Company.

31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Reports on Form 8-K.
The Registrant filed a Current Report on Form 8-K with the Commission on May 10, 2004 with respect to the Press Release dated May 10, 2004 announcing the registrant’s results of operations for the quarter ended March 31, 2004.

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

August __, 2004

DATE