Form 10-Q
period 2005-03-31
CRYOLIFE INC
filed 2005-05-06
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005
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

Not Applicable
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO   [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  [X]    NO   [_]

The number of shares of common stock, par value $0.01 per share, outstanding on May 2, 2005 was 23,714,340.

Part I — FINANCIAL INFORMATION

Item 1.  Financial statements

CRYOLIFE, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Revenues:
Products	$10,127	$8,859
Human tissue preservation services	7,538	6,225
Research grants	--	2

Total revenues	17,665	15,086
Costs and expenses:
Products	2,116	1,947
Human tissue preservation services	5,899	9,103
(Including write-down of $280 in 2005
and $3,650 in 2004)
General, administrative, and marketing	10,056	10,148
Research and development	921	921
Interest expense	55	43
Interest income	(75)	(66)
Change in valuation of derivative	(118)	--
Other expense, net	130	16

Total costs and expenses	18,984	22,112

Loss before income taxes	(1,319)	(7,026)
Income tax benefit	38	--

Net loss	$(1,357)	$(7,026)

Effect of preferred stock	(46)	--

Net loss applicable to common shares	$(1,403)	$(7,026)

Loss per common share:
Basic	$(0.06)	$(0.32)

Diluted	$(0.06)	$(0.32)

Weighted average common shares outstanding:
Basic	23,440	22,241

Diluted	23,908	22,241

See accompanying notes to summary consolidated financial statements.

Item 1.  Financial Statements

CRYOLIFE, INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2005	December 31, 2004
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$22,404	$4,713
Marketable securities, at market	3,159	3,956
Restricted cash and securities	565	563
Trade receivables, net	9,238	8,293
Other receivables	8,091	3,957
Deferred preservation costs, net	9,402	8,822
Inventories	4,716	4,767
Prepaid expenses and other assets	1,897	2,590

Total current assets	59,472	37,661

Property and equipment, net	27,762	28,724
Patents, net	4,964	4,978
Other	2,410	1,898

TOTAL ASSETS	$94,608	$73,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,075	$2,569
Accrued expenses and other current liabilities	12,839	9,615
Accrued compensation	1,508	1,835
Accrued procurement fees	2,660	2,634
Derivative liability	868	--
Current maturities of capital lease obligations	1,201	1,319

Total current liabilities	23,151	17,972

Capital lease obligations, less current maturities	457	530
Other long-term liabilities	5,273	5,099

Total liabilities	28,881	23,601

Shareholders' Equity:
Preferred stock (397 issued shares in 2005)	4	--
Common stock (24,854 issued shares in 2005 and
24,805 shares in 2004)	248	248
Additional paid-in capital	112,291	94,846
Retained deficit	(39,614)	(38,257)
Deferred compensation	(162)	(222)
Accumulated other comprehensive income	278	361
Treasury stock at cost (1,390 shares in 2005 and
1,390 shares in 2004)	(7,318)	(7,316)

Total shareholders' equity	65,727	49,660

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$94,608	$73,261

See accompanying notes to summary consolidated financial statements.

Item 1.  Financial Statements

CRYOLIFE, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Net cash from operating activities:
Net loss	$(1,357)	$(7,026)
Adjustments to reconcile net loss to net cash
from operating activities:
Loss on sale of assets	121	--
Depreciation and amortization	1,306	1,349
Provision for doubtful accounts	24	24
Write-down of deferred preservation costs	280	3,650
Other non-cash adjustments to income	--	4
Non-cash employee compensation	60	--
Change in valuation of derivative	(118)	--

Changes in operating assets and liabilities:
Receivables	(1,173)	(3,180)
Income taxes	142	41
Deferred preservation costs and inventories	(809)	(1,986)
Prepaid expenses and other assets	242	1,054
Accounts payable, accrued expenses, and other liabilities	(102)	729

Net cash used in operating activities	(1,384)	(5,341)

Net cash from investing activities:
Capital expenditures	(211)	(119)
Other assets	(66)	182
Sales and maturities of marketable securities	775	2,000

Net cash provided by investing activities	498	2,063

Net cash from financing activities:
Proceeds from debt issuance	265	--
Principal payments of debt	(265)	--
Payment of obligations under capital leases	(191)	(170)
Proceeds from equity offerings	18,711	19,891
Proceeds from exercise of stock options and
issuance of common stock	134	100

Net cash provided by financing activities	18,654	19,821

Increase in cash and cash equivalents	17,768	16,543
Effect of exchange rate changes on cash	(77)	(66)
Cash and cash equivalents, beginning of period	4,713	5,672

Cash and cash equivalents, end of period	$22,404	$22,149

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES
NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying unaudited summary consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, the statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife Form 10-K for the year ended December 31, 2004.

The Company expects that the following factors will continue to have an adverse impact on cash flows during 2005:

o	The anticipated lower preservation services revenues as compared to preservation revenues prior to the FDA Order, subsequent FDA activities, and related events (discussed in Note 2),

o	The high cost of human tissue preservation services as a percent of revenue, as compared to the period prior to the FDA Order, as a result of lower tissue processing volumes and changes in processing methods, which have increased the cost of processing human tissue and have decreased yields of implantable tissue per donor,

o	An expected use of cash related to the defense and resolution of lawsuits and claims, although at levels expected to be lower than the levels seen in 2003 and 2004, and

o	The legal and professional costs related to ongoing FDA compliance.

The Company believes the following factors should have a favorable impact on cash flow from operations during 2005, although there can be no assurance that the Company’s efforts will be successful:

o	Expected increases in revenues due to increases in BioGlue list prices implemented in January 2005,

o	Expected increases in the service fees for cardiovascular and vascular tissues due to fee increases implemented in July 2004 and January 2005, to reflect the higher cost of processing these tissues,

o	Anticipated improvements in yields of implantable tissues per donor over the levels experienced in 2003 and 2004 through process changes and process directives,

o	Expected increases in procurement of human tissues for processing over the levels experienced in 2004, and

o	Anticipated decreases in cash payments related to insurance premiums.

The Company believes that its existing cash, cash equivalents, marketable securities, and available borrowings under its credit agreement, discussed in Note 6, will enable the Company to meet its liquidity needs through at least March 31, 2006.

The Company’s long term liquidity and capital requirements will depend upon numerous factors, including:

o	The success of BioGlue and other products using related technology,

o	The Company's ability to increase the level of tissue procurement and demand for its tissue preservation services,

o	The Company’s ability to reestablish sufficient margins on its tissue preservation services in the face of increased processing costs by improving yields and increasing prices,

o	The Company’s spending levels on its research and development activities, including research studies, to develop and support its service and product pipeline,

o	The resolution of the remaining outstanding product liability lawsuits and other claims (see Note 13),

o	The outcome of other litigation against the Company (see Note 13), and

o	To a lesser degree, the Company’s success at resolving the issues with the FDA regarding SynerGraft processing of human tissue.

If the Company is unable to address these issues and continues to experience negative cash flows, the Company anticipates that it may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet liquidity and capital requirements beyond March 31, 2006. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Note 2 – FDA Order on Human Tissue Preservation and Other FDA Correspondence and Notices

FDA Order

The FDA inspected the Company’s tissue processing operations in December 2001, after it was reported that a Minnesota man had died after receiving an implant of orthopaedic tissue processed by the Company. The FDA conducted another inspection in March 2002. In April 2002 the FDA issued a Form 483 Notice of Observations (“April 2002 483”) and an FDA Warning Letter was issued, dated June 17, 2002 (“Warning Letter”). On August 13, 2002 the Company received an order from the Atlanta district office of the FDA regarding the non-valved cardiac, vascular, and orthopaedic tissues processed by the Company since October 3, 2001 (the “FDA Order”). Pursuant to the FDA Order, the Company placed non-valved cardiac, vascular, and orthopaedic tissue subject to the FDA Order (i.e. processed since October 3, 2001) on quality assurance quarantine and recalled the portion of those tissues that had been distributed but not implanted. In addition the Company ceased processing non-valved cardiac, vascular, and orthopaedic tissues.

On September 5, 2002 the Company entered into an agreement with the FDA (the “FDA Agreement”) that supplemented the FDA Order and allowed non-valved cardiac and vascular tissues subject to the recall (processed between October 3, 2001 and September 5, 2002) to be released for distribution after the Company had completed steps to ensure that the tissue was used for approved purposes and that patients were notified of risks associated with tissue use. The FDA Agreement had a renewable 45-business day term and the final renewal expired on September 5, 2003. The Company is no longer shipping tissue subject to the recall (processed between October 3, 2001 and September 5, 2002). A renewal of the FDA Agreement that expired on September 5, 2003 was not needed in order for the Company to continue to distribute non-valved cardiovascular, vascular, and orthopaedic tissues processed after September 5, 2002.

In addition, pursuant to the FDA Agreement, the Company agreed to perform additional procedures in the processing of non-valved cardiac and vascular tissues and subsequently resumed processing these tissues. The Company also agreed to establish a corrective action plan within 30 days from September 5, 2002 with steps to validate processing procedures. The corrective action plan was submitted on October 5, 2002, and executed thereafter. The corrective actions taken have been reviewed by the FDA during three subsequent inspections as discussed in “Other FDA Correspondence and Notices” below.

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

On February 20, 2003 the Company received a letter from the FDA stating that a 510(k) premarket notification should be filed for the Company’s SynerGraft processed human cardiac tissues (“CryoValve® SG”) and that premarket approval marketing authorization should be obtained for the Company’s SynerGraft processed human vascular tissues (“CryoVein® SG”) when marketed or labeled as an arteriovenous (“A-V”) access graft. The agency’s position is that use of the SynerGraft® technology in the processing of allograft heart valves represents a modification to the Company’s legally marketed CryoValve allograft and that vascular allografts labeled for use as A-V access grafts are medical devices that require premarket approval.

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

On December 8, 2003 the Company received a letter from the FDA stating that it was the agency’s position that cardiovascular tissues processed with the SynerGraft technology should be regulated as medical devices. On September 14, 2004, the Company met with the FDA to discuss the data to be used to support a formal Request for Designation (“RFD”) filing for SynerGraft processed cardiovascular tissue, including the CryoVein SG. An RFD submission establishes the regulatory status of the tissue. The Company submitted the RFD on October 5, 2004. The FDA affirmed its original decision in letters received in December 2004. That decision is currently subject to an administrative appeal. Unless this appeal is successful, CryoLife will be unable to distribute tissues with the SynerGraft technology until further submissions and FDA clearances are granted. In the event that the Company is not successful in appealing the FDA’s decision to regulate SynerGraft vascular tissue as a medical device, the Company will evaluate whether it will file and seek a premarket approval for CryoVein SG or discontinue the CryoVein SG.

In 2003 the Company suspended the use of the SynerGraft technology in the processing of allograft tissue and the distribution of tissues on hand previously processed with the SynerGraft technology until the regulatory issues are resolved. Additionally, the Company discontinued labeling its vascular grafts for use as A-V access grafts. Until such time as the issues surrounding SynerGraft are resolved, the Company will employ its traditional processing methods on these tissues. During the year ended December 31, 2004, the Company wrote down $353,000 in SynerGraft processed cardiovascular and vascular tissues. As of March 31, 2005 the Company had no deferred preservation costs related to SynerGraft processed tissues on its Summary Consolidated Balance Sheet.

Note 3 – Cash Equivalents and Marketable Securities

The Company maintains cash equivalents and investments in several large, well-capitalized financial institutions, and the Company’s policy disallows investment in any securities rated less than “investment-grade” by national rating services. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designations quarterly.

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Trading securities are securities that are acquired principally for the purpose of generating a profit from short-term fluctuations in price. Trading securities are stated at their fair values, with the realized and unrealized gains and losses, interest, and dividends included in investment income. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of applicable taxes, reported in a separate component of shareholders’ equity. Interest, dividends, realized gains and losses, and declines in value judged to be other than temporary are included in investment income.

The cost of securities sold is based on the specific identification method.

As of March 31, 2005 $3.2 million of marketable securities were designated as available-for-sale, and $565,000 of marketable securities were designated as held-to-maturity. These securities were designated held-to-maturity due to a contractual commitment to hold the securities as pledged collateral relating to one of the Company’s product liability insurance policies, and are reported in the restricted cash and securities line of the March 31, 2005 Summary Consolidated Balance Sheet. As of December 31, 2004 $4.0 million of marketable securities were designated as available-for-sale, and $563,000 of marketable securities were designated as held-to-maturity.

The following is a summary of cash equivalents and marketable securities (in thousands):

March 31, 2005	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$21,156	$--	$21,156
Marketable securities:
Municipal obligations	$3,136	$23	$3,159
Restricted securities:
Debt securities	$565	$--	$565

December 31, 2004	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$2,290	$--	$2,290
Marketable securities:
Municipal obligations	$3,913	$43	$3,956
Restricted securities:
Debt securities	$563	$--	$563

Gross realized gains on sales of available-for-sale securities totaled zero as of March 31, 2005 and December 31, 2004. Differences between cost and market listed above, consisting of a net unrealized holding gain less deferred taxes of $9,000 at March 31, 2005 and $15,000 at December 31, 2004, are included as a separate component of other comprehensive income in shareholders’ equity.

At March 31, 2005 approximately $3.2 million of marketable securities had a maturity date between 90 days and 1 year. At December 31, 2004 approximately $2.2 million of marketable securities had a maturity date between 90 days and 1 year, approximately $1.0 million had a maturity date between 1 and 5 years, and approximately $775,000 had a maturity date of greater than 5 years.

Note 4 — Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)
Raw materials	$2,995	$2,780
Work-in-process	270	246
Finished goods	1,451	1,741

	$4,716	$4,767

Note 5 –Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets beginning in 2002 primarily as a result of write-downs of deferred preservation costs, accruals for product liability claims, and operating losses, reflecting reductions in revenues and additional professional fees, as a result of the FDA Order, subsequent FDA activities, and related events. The Company continued to generate deferred tax assets for the three months ended March 31, 2005 primarily as a result of operating losses. The Company periodically assesses the recoverability of its deferred tax assets and provides a valuation allowance when management believes it is more likely than not that its deferred tax assets will not be realized.

In assessing the recoverability of its deferred tax assets, the Company reviews its historical operating results, including the reasons for its operating losses, uncertainties regarding projected future operating results due to the effects of the FDA Order and subsequent FDA activity, and the uncertainty of the outcome of litigation. Based on the results of this analysis, at December 31, 2004 the Company determined that it was more likely than not that the Company’s deferred tax assets would not be realized. Therefore, as of December 31, 2004 the Company had a total of $18.8 million in valuation allowances against deferred tax assets and a net deferred tax asset balance of zero.

For the three months ended March 31, 2005 the Company did not experience any changes that would materially affect the Company’s analysis of and valuation of its deferred tax assets. As of March 31, 2005 the Company had a total of $19.3 million in valuation allowances against deferred tax assets and a net deferred tax asset balance of zero.

As of March 31, 2005 the Company had income tax receivables related to federal income tax losses from the year ended December 31, 2004 that can be carried back to prior years to offset income taxes paid and should result in approximately $1.3 million in refunds to the Company.

Note 6 – Debt

On February 8, 2005 CryoLife and its subsidiaries entered into a new credit agreement with Wells Fargo Foothill, Inc. as lender. The credit agreement provides for a revolving credit facility in an aggregate amount equal to the lesser of $15.0 million (including a letter of credit subfacility of up to an aggregate of $2.0 million) or a borrowing base determined in accordance with the terms of the credit agreement. Generally, the borrowing base is 20% of the appraised value of the business of CryoLife, reduced by specified lender reserves. The credit agreement places limitations on the amount that the Company may borrow, and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife maintain quarterly (i) a minimum aggregate borrowing capacity plus cash and cash equivalents, as defined, of $12.5 million or (ii) achieve an increasing level of minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and BioGlue gross margins greater than 70% for the preceding twelve months, and cash and cash equivalents, as defined, of $5.0 million. While the Company currently expects that its aggregate borrowing availability under the credit agreement will equal $15.0 million, there can be no assurance that the availability will remain at this level. The credit agreement also includes customary conditions on incurring new indebtedness and limitations on cash dividends. Cash dividends on any class of capital stock are prohibited; provided that cash dividends on preferred stock may be paid so long as the Company maintains $7.5 million, in the aggregate, of cash, cash equivalents, and borrowing capacity, as defined. There is no restriction on the payment of stock dividends. Commitment fees are paid based on the unused portion of the facility. The credit agreement expires on February 7, 2008, at which time the outstanding principal balance will be due. Amounts borrowed under the revolving credit facility bear interest at the bank’s prime rate plus 1%. Amounts borrowed under the credit facility are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries. During the first quarter of 2005, CryoLife borrowed approximately $265,000 against the $15.0 million then available under its revolving credit facility, and used such borrowings to pay certain expenses of the transaction and related interest expenses and fees. As of March 31, 2005, the outstanding balance of the credit agreement was zero.

In April 2004 the Company entered into two agreements to finance approximately $1.9 million and $1.5 million, respectively, in insurance premiums associated with the yearly renewal of certain Company insurance policies. The amounts financed accrue interest at a 3.25% rate and are payable in equal monthly payments over a nine month period and an eight month period, respectively. As of March 31, 2005 the outstanding balance under the agreements was zero and there were no available borrowings under these agreements.

Note 7 – Private Equity Placement

On January 7, 2004 the Company’s Board of Directors authorized an agreement with a financial advisory company to sell shares of the Company’s common stock in a private investment in public equity transaction (the “PIPE”). The PIPE was consummated on January 27, 2004, and resulted in the sale of approximately 3.4 million shares of stock at a price of $6.25 per share. The sale generated net proceeds of approximately $19.3 million, after commissions, filing fees, late registration fees, and other related charges, which will be used for general corporate purposes. The Company filed a registration statement on Form S-3 with the SEC covering the resale of the shares sold in the PIPE by the investors. The Company paid a total of $466,000 in late registration penalties to the investors through May 18, 2004, the date the registration statement was declared effective. This amount was deducted from the PIPE proceeds in recording net proceeds from the PIPE in shareholders’ equity.

Note 8 – Convertible Preferred Stock

On December 17, 2004 the Company announced that it had filed a shelf registration statement on Form S-3 with the SEC covering the sale from time to time of up to $50 million of its common stock, preferred stock, depositary shares, or any combination of these securities for its own account in one or more offerings.

On March 18, 2005, the Company completed a public offering of 400,000 shares of 6% convertible preferred stock (“Preferred Stock”) at a price to the public of $50.00 per share. Net proceeds from the offering, after deducting underwriting discounts and offering-related expenses, totaled approximately $18.3 million.

Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of January, April, July, and October, commencing July 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $50 per share, plus accrued and unpaid dividends. The liquidation preference of preferred stock as of March 31, 2005 was approximately $19.9 million.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 6.2189 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $8.04. The initial conversion price is subject to adjustment in certain events. The Company reserved 4,600,000 shares of common stock for issuance upon conversion. At March 31, 2005, holders had voluntarily converted 2,800 shares of Preferred Stock into 17,412 shares of common stock.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $12.06, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the Preferred Stock into common stock prior to April 1, 2008, the Company will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock, the “Dividend Make-Whole Payment”. The Dividend Make-Whole Payment is payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. At March 31, 2005, the Company had issued zero shares of common stock to converting holders in satisfaction of this additional payment and had accrued amounts equivalent to approximately 3,700 common shares for conversions that took place during the first quarter of 2005 for which shares were issued subsequent to March 31, 2005.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company is required to separate and account for, as an embedded derivative, the Dividend Make-Whole Payment feature of the Preferred Stock, the “Derivative”. As an embedded derivative instrument, the Dividend Make-Whole Payment feature must be measured at fair value and reflected as a current liability on the Company’s Summary Consolidated Balance Sheets. Changes in the fair value of the Derivative are recognized as non-operating income/expense under change in valuation of derivative on the Company’s Summary Consolidated Statements of Operations. The Company determined that the fair value of the Derivative to be $1.0 million on March 18, 2005, the date of issuance. This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. Due to voluntary conversions which took place during the period from March 18, 2005 through March 31, 2005, the value of the derivative previously recorded for these shares was increased through other expense of $15,000 for the fair value of common shares to be issued in excess of the amounts previously recorded as the derivative liability. At March 31, 2005 the derivative liability was valued at $868,000, resulting in the recognition of $133,000 in other income for the period then ended.

The Company may elect to redeem the Preferred Stock, in whole or in part, at declining redemption prices on or after April 7, 2008.

The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.

Note 9 – Comprehensive Income (Loss)

The following is a summary of comprehensive loss (in thousands):

	March 31,
	2005	2004
	(Unaudited)
Net loss	$(1,357)	$(7,026)
Unrealized loss on investments	(9)	(4)
Translation adjustment	(74)	(61)

Comprehensive loss	$(1,440)	$(7,091)

The tax effect on the change in unrealized loss on investments is $11,000 and $2,000 for the three months ended March 31, 2005 and 2004, respectively. The tax effect on the translation adjustment is zero for both the three months ended March 31, 2005 and 2004.

Components of accumulated other comprehensive income consist of the following, net of tax (in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)
Unrealized gain on investments	$23	$32
Translation adjustment	255	329

Total accumulated other comprehensive income	$278	$361

Note 10 – Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data). The net loss for the three months ended March 31, 2005 is adjusted by the effect of the Company’s cumulative, convertible Preferred Stock to arrive at net loss applicable to common shares in accordance with SFAS” No. 128, “Earnings Per Share” (“SFAS 128”). As discussed in Note 8 the Preferred Stock contains a provision that requires the Company to remit Dividend Make-Whole Payments to converting preferred shareholders. The Company intends to pay these Dividend Make-Whole Payments in shares of its common stock in accordance with the terms of the Preferred Stock.

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Numerator for basic loss per common share:
Net loss	$(1,357)	$(7,026)
Effect of preferred stock [a]	(46)	--

Net loss applicable to common shares	$(1,403)	$(7,026)

Denominator for basic loss per common share:
Basic weighted-average shares	23,440	22,241

Basic loss per common share	$(0.06)	$(0.32)

Numerator for diluted loss per common share:
Net loss	$(1,357)	$(7,026)
Effect of preferred stock [b]	(118)	--

Net loss applicable to common shares	$(1,475)	$(7,026)

Denominator for diluted loss per common share:
Basic weighted-average shares	23,440	22,241
Effect of dilutive convertible preferred stock [c]	468	--
Effect of dilutive stock options [d]	--	--

Adjusted weighted-average shares	23,908	22,241

Diluted loss per common share	$(0.06)	$(0.32)

[a]	The amount of the accumulated dividend in the current quarter on the Preferred Stock increases the net loss applicable to common shares by $46,000.

[b]	The amount of the Dividend Make-Whole Payment on preferred shares converted during the period and the amount of the change in valuation of the derivative included in net loss is adjusted out of the net loss to increase the net loss applicable to common shares by $118,000.

[c]	The common shares that would be issued to shareholders upon conversion of the remaining Preferred Stock and in payment of the remaining Dividend Make-Whole Payment increase the weighted-average shares by 468,000.

[d]	Outstanding options to purchase the Company’s common stock that would have resulted in additional dilutive common shares of 402,000 and 366,000 for the quarters ended March 31, 2005 and 2004, respectively, were excluded from the calculation, as these items were anti-dilutive pursuant to the provisions of SFAS 128.

In future periods the basic and diluted loss per common share are expected to be affected by the declaration of dividends on preferred stock as well as the issuance of additional shares of preferred stock, the conversion of preferred stock, fluctuations in the fair value of the Company’s common stock, and changes in the valuation of the derivative.

Note 11 – Stock-Based Compensation

The Company has stock option and stock incentive plans, which provide for grants of shares to employees and grants of options to employees and directors to purchase shares of the Company’s common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”) in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) requires use of option valuation models that were not developed for use in valuing employee stock options.

Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. In accordance with APB 25 the compensation recorded for employee stock grants is equal to the value of the grant on the measurement date, the date of the grant, as determined by the closing price of the Company’s common stock on that date. Some employee stock grants vest in future periods based on a requirement of continued service to the Company. For these stock grants the amount of the stock grant is recorded as deferred compensation in the equity section of the Company’s Consolidated Balance Sheets, and is expensed on a straight-line basis over the vesting period.

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

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Expected dividend yield	0%	0%
Expected stock price volatility	0.500	0.650
Risk-free interest rate	2.89%	0.93%
Expected life of options	2.4 Years	3.0 Years

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods. The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Basic net loss applicable to common shares -
as reported	$(1,403)	$(7,026)
Stock-based employee compensation:
Add expense included in net loss	60	--
Deduct expense determined under the fair
value based method for all awards	511	433

Basic net loss applicable to common shares--
pro forma	$(1,854)	$(7,459)

Basic weighted-average shares	23,440	22,241

Basic loss per common share:
As reported	$(0.06)	$(0.32)

Pro forma	$(0.08)	$(0.34)

Diluted net loss applicable to common shares -
as reported	$(1,475)	$(7,026)
Stock-based employee compensation:
Add expense included in net loss	60	--
Deduct expense determined under the fair
value based method for all awards	511	433

Diluted net loss applicable to common shares--
pro forma	$(1,926)	$(7,459)

Diluted weighted-average shares	23,908	22,241

Diluted loss per common share:
As reported	$(0.06)	$(0.32)

Pro forma	$(0.08)	$(0.34)

Note 12 – Segment Information

The Company has two reportable segments: Implantable Medical Devices and Human Tissue Preservation Services. The Company's segments are organized according to services and products.

The Implantable Medical Devices segment includes external revenue from product sales of BioGlue® Surgical Adhesive (“BioGlue”), bioprosthetic devices, including stentless porcine heart valves, SynerGraft processed porcine heart valves, and SynerGraft processed bovine vascular grafts. The Human Tissue Preservation Services segment includes external revenue from cryopreservation services of cardiac, vascular, and orthopaedic allograft tissues. There are no intersegment revenues.

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

The following table summarizes revenues, cost of preservation services and products, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended March 31
	2005	2004
	(Unaudited)
Revenue:
Implantable medical devices	10,127	8,859
Human tissue preservation services	7,538	6,225
All other [a]	--	2

	$17,665	$15,086

Cost of Products and Preservation Services:
Implantable medical devices	2,116	1,947
Human tissue preservation services	5,899	9,103
All other [a]	--	--

	8,015	11,050

Gross Margin (Loss):
Implantable medical devices	8,011	6,912
Human tissue preservation services	1,639	(2,878)
All other [a]	--	2

	$9,650	$4,036

[a]	The "All other" designation includes grant revenue.

The following table summarizes net revenues by product (in thousands):

	Three Months Ended March 31
	2005	2004
	(Unaudited)
BioGlue	$9,871	$8,643
Human tissue preservation services:
Cardiovascular tissue	3,750	3,430
Vascular tissue	2,716	2,486
Orthopaedic tissue	1,072	309

Total preservation services	7,538	6,225

Bioprosthetic devices	256	216
Research grants	--	2

	$17,665	$15,086

Note 13 – Commitments and Contingencies

Product Liability Claims

In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. Following the FDA Order, a greater number of lawsuits than has historically been experienced were filed. As of May 4, 2005 the Company was aware of eight pending product liability lawsuits. The lawsuits are currently in the pre-discovery or discovery stages. Of these lawsuits, two allege product liability claims arising out of the Company’s orthopaedic tissue services, four allege product liability claims arising out of the Company’s allograft heart valve tissue services, one alleges a product liability claim arising from BioGlue, and one alleges a product liability claim arising out of the non-tissue products made by Ideas for Medicine, Inc. when it was a subsidiary of the Company.

As of May 4, 2005 the Company had two outstanding product liability lawsuits against the Company that are covered by two separate insurance policies in the 2000/2001 and 2004/2005 policy years. The Company believes its insurance policies to be adequate to defend against the covered lawsuits in each of these time periods. Additionally, the Company has six outstanding product liability lawsuits against the Company that are not covered by insurance policies, as either the Company has used all of its insurance coverage related to that policy year, or the claims were asserted against the Company in periods after the coverage in the related incident year had lapsed. Additional uninsured claims may be filed in the future. Other product liability claims have been asserted against the Company that have not resulted in lawsuits. The Company is monitoring these claims.

The Company performed an analysis as of March 31, 2005 of the settled but unpaid claims and the pending product liability claims based on settlement negotiations to date and advice from counsel. As of March 31, 2005 the Company had accrued a total of $2.0 million for settled but unpaid claims and pending product liability claims and recorded $1.1 million representing amounts to be recovered from the Company’s insurance carriers. The $2.0 million accrual is included as a component of accrued expenses and other current liabilities on the March 31, 2005 Summary Consolidated Balance Sheet. This amount represents the Company’s estimate of the probable losses related to two settled but unpaid claims and four of the eight pending product liability claims. The Company has not recorded an accrual for the remaining four product liability claims because management has concluded that either a loss is remote or that, although a loss is reasonably possible or probable, a reasonable estimate of that loss or the range of losses cannot be made at this time.

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

On April 1, 2005 the Company bound coverage for the 2005/2006 insurance policy year. This policy is a three-year claims made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2006 and reported during the period April 1, 2005 through March 31, 2006 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products sold. In January 2005 the Company retained an independent actuarial firm to perform revised estimates of the unreported claims as of December 31, 2004 and June 30, 2005. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

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

The Company believes that these assumptions provide a reasonable basis for the calculation of the unreported product liability loss, but actual developments could differ materially from the assumptions above. The accuracy of the actuarial firm’s estimates is limited by the general uncertainty that exists for any estimate of future activity and uncertainties surrounding the assumptions used and due to Company specific conditions including the FDA Order, the Company’s recent levels of litigation activity, the Company’s low volume of pre-FDA Order historical claims, and the scarcity of industry data directly relevant to the Company’s business activities. Due to these factors, actual results may differ significantly from the amounts accrued.

Based on the actuarial valuation performed in January 2005 as of December 31, 2004 and June 30, 2005, the Company estimated that its liability for unreported product liability claims was $8.2 million as of December 31, 2004 and would be $8.7 million as of June 30, 2005. In accordance with EITF 03-8, the Company has accrued a prorated amount of $8.5 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to March 31, 2005. The $8.5 million balance is included as a component of accrued expenses and other current liabilities of $4.3 million and other long-term liabilities of $4.2 million on the March 31, 2005 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $14.9 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of March 31, 2005, $2.0 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.0 million insurance recoverable is included as a component of other current receivables of $800,000 and other long-term assets of $1.2 million on the March 31, 2005 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to March 31, 2005. Actual results may differ from this estimate.

Class Action Lawsuit

Several putative class action lawsuits were filed in July through September 2002 against the Company and certain officers of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on a series of purportedly materially false and misleading statements to the market. The suits were consolidated, and a consolidated amended complaint filed, that principally alleges that the Company made misrepresentations and omissions relating to product safety and the Company did not comply with certain FDA regulations regarding the handling and processing of certain tissues and other product safety matters. The consolidated complaint seeks certification of a class of purchasers between April 2, 2001 and August 14, 2002, compensatory damages, and other expenses of litigation. The Company and the other defendants filed a motion to dismiss the consolidated complaint on February 28, 2003, which motion the U.S. District Court for the Northern District of Georgia denied in part and granted in part on May 27, 2003. The discovery phase of the case commenced on July 16, 2003. On December 16, 2003 the Court certified a class of individuals and entities who purchased or otherwise acquired CryoLife stock from April 2, 2001 through August 14, 2002. On March 11, 2005 defendants moved for summary judgment on all of plaintiffs’ claims, and plaintiffs moved for partial summary judgment as to some of their claims against certain defendants. Although the Company carries directors’ and officers’ liability insurance policies, the directors’ and officers’ liability insurance carriers have issued reservation of rights letters reserving their rights to deny or rescind coverage under the policies. An adverse judgment in excess of the Company’s available insurance coverage could have a material adverse effect on the Company’s financial position, results of operations, and cash flows. At this time, the Company is unable to predict the outcome of this litigation. Therefore, the Company has not recorded any accruals for future expenses related to this case, as the Company is currently unable to estimate these amounts. As of March 31, 2005 the Company had accrued $1.2 million for legal fees incurred but unpaid related to this case and recorded an asset of $1.2 million representing the anticipated recovery of these fees from the Company’s insurance carrier. The $1.2 million accrual is included as a component of accrued expenses and other current liabilities and the $1.2 million insurance receivable is included as a component of other receivables on the March 31, 2005 Summary Consolidated Balance Sheet. The Company believes that the receivable will be fully collectible.

Shareholder Derivative Action

On August 30, 2002 a purported shareholder derivative action was filed by Rosemary Lichtenberger against Steven G. Anderson, Albert E. Heacox, John W. Cook, Ronald C. Elkins, Virginia C. Lacy, Ronald D. McCall, Alexander C. Schwartz, and Bruce J. Van Dyne in the Superior Court of Gwinnett County, Georgia. The suit, which names the Company as a nominal defendant, alleges that the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to engage in certain inappropriate practices that caused the Company to suffer damages. The complaint was preceded by one day by a letter written on behalf of Ms. Lichtenberger demanding that the Company’s Board of Directors take certain actions in response to her allegations. On January 16, 2003 another purported derivative suit alleging claims similar to those of the Lichtenberger suit was filed in the Superior Court of Fulton County by complainant Robert F. Frailey. As in the Lichtenberger suit, the filing of the complaint in the Frailey action was preceded by a demand letter sent on Frailey’s behalf to the Company’s Board of Directors. Both complaints seek undisclosed damages, costs and attorney’s fees, punitive damages, and prejudgment interest against the individual defendants derivatively on behalf of the Company. As previously disclosed, the Company’s Board of Directors established an independent committee to investigate the allegations of Ms. Lichtenberger and Mr. Frailey. The independent committee engaged independent legal counsel to assist in the investigation, which culminated in a report by the committee concluding that no officer or director breached any fiduciary duty. In October 2003 the two derivative suits were consolidated into one action in the Superior Court of Fulton County, and a consolidated amended complaint was filed. The independent committee, along with its independent legal counsel, evaluated the consolidated amended complaint and concluded that its prior report and determination addressed the material allegations contained in the consolidated amended complaint. The committee reiterated its previous conclusions and determinations, including that maintaining the derivative litigation is not in the best interests of the Company. The Company filed a motion to dismiss, which was denied by the Superior Court of Fulton County in an order dated December 1, 2004.

The Company has recently participated in settlement discussions with the respect to the shareholder derivative lawsuit. Several issues remain open. Any settlement must be set out in definitive form and will require board and court approval. Based on these discussions, the Company anticipates that the expenses of the plaintiffs’ counsel will be approximately $3.5 million. Therefore, the Company accrued a total of $3.5 million as a component of accrued expenses and other current liabilities as of March 31, 2005. Additionally, the Company has recorded $3.5 million in other receivables as of March 31, 2005 representing amounts the Company expects to recover from the insurance carriers.

SEC Investigation

On August 19, 2002 the Company issued a press release announcing that on August 17, 2002, the Company received a letter from the Atlanta District Office of the SEC inquiring regarding certain matters relating to the Company’s August 14, 2002 announcement of the FDA Order. The SEC notified the Company in July 2003 that the inquiry became a formal investigation in June 2003. CryoLife has cooperated with this investigation both before and after issuance of the formal order of investigation in June 2003 and intends to continue doing so. CryoLife voluntarily reported the names of six employees and former employees to the SEC in December 2002 after discovering they had apparently sold CryoLife shares on August 14, 2002, before trading was halted pending CryoLife’s press release reporting the FDA Order. These individuals were not and are not executive officers of CryoLife. The formal order of investigation indicates that the SEC’s scope includes whether, during 2002, among other things, CryoLife or others may have traded while in possession of material nonpublic information, made (or caused to be made) false or misleading statements or omissions in press releases and SEC filings, and failed to maintain accurate records and adequate controls. The investigation could also encompass matters not specifically identified in the formal order. As of the date hereof, the SEC has had no discussions with CryoLife representatives as to whether or against whom it will seek relief, or the nature of any relief that may be sought. At present, CryoLife is unable to predict the ultimate focus or outcome of the investigation, or when it will be completed. An unfavorable outcome could have a material adverse effect on CryoLife’s reputation, business, financial position, results of operations, and cash flows.

Note 14 – Subsequent Events

In April 2005 the Company entered into an agreement to finance approximately $1.7 million in insurance premiums associated with the yearly renewal of certain of the Company’s insurance policies. The amount financed accrues interest at a 4.98% rate and is payable in equal monthly payments over a nine month period.

On April 19, 2005 the Company issued 17,000 shares of 6% convertible preferred stock at $50 per share pursuant to the over-allotment option granted to the underwriters in connection with the offering of Preferred Stock discussed in Note 8. Net proceeds from the over-allotment, after deducting underwriting discounts, total approximately $750,000.

At May 4, 2005, the Company had issued shares or accrued amounts equivalent to approximately 84,021 common shares for Dividend Make-Whole Payments on the conversion of 64,400 shares of Preferred Stock that took place subsequent to March 31, 2005, which will result in a non-operating expense of approximately $384,000 in the second quarter of 2005.

PART I — FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For CryoLife Inc. (“CryoLife” or the “Company”) the quarter ended March 31, 2005 focused on financing, revenue growth, and improved margins. During this quarter, CryoLife entered into a credit agreement with Wells Fargo Foothill, Inc. and completed a public offering of 6% convertible preferred stock as discussed in “Recent Events” below. These financings provided the Company with additional liquidity for general corporate purposes. In the first quarter the Company experienced a 17% growth in revenues, which consisted of growth in both BioGlue and tissue preservation services. This revenue growth was accompanied by improved tissue yields, which reduced the cost of tissue processing as a percentage of tissue service revenues. See the “Results of Operations” section below for additional analysis of the first quarter results.

Recent Events

On February 8, 2005 CryoLife and its subsidiaries entered into a new credit agreement with Wells Fargo Foothill, Inc. as lender. The credit agreement provides for a revolving credit facility, which bears interest at the bank’s prime plus 1%, in an aggregate amount equal to the lesser of $15.0 million (including a letter of credit subfacility of up to an aggregate of $2.0 million) or a borrowing base determined in accordance with the terms of the credit agreement. While the Company currently expects that its aggregate borrowing availability under the credit agreement will equal $15.0 million, there can be no assurance that the availability will remain at this level. The credit agreement also includes customary conditions on incurring new indebtedness and limitations on cash dividends. As of March 31, 2005, the outstanding balance of the credit agreement was zero. See Note 6 to the Summary Consolidated Financial Statements for additional information on the terms of the credit agreement.

On March 18, 2005 the Company completed a public offering of 400,000 shares of 6% convertible preferred stock (“Preferred Stock”) at a price to the public of $50.00 per share. Net proceeds from the offering, after deducting underwriting discounts and offering-related expenses, totaled approximately $18.3 million. On April 19, 2005 the Company issued 17,000 shares of Preferred Stock pursuant to the over-allotment option granted to the underwriters in connection with the offering of Preferred Stock. Net proceeds from the over-allotment, after deducting underwriting discounts, total approximately $750,000.

If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the Preferred Stock into common stock prior to April 1, 2008, the Company will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock, the “Dividend Make-Whole Payment”. The Dividend Make-Whole Payment is payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. At March 31, 2005, the Company had issued zero shares of common stock to converting holders in satisfaction of this additional payment and had accrued amounts equivalent to approximately 3,700 common shares for conversions that took place during the first quarter of 2005 for which shares were issued subsequent to March 31, 2005.

See Note 8 to the Summary Consolidated Financial Statements for additional information on the terms and related accounting of the Preferred Stock.

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

In addition, pursuant to the Agreement, the Company agreed to perform additional procedures in the processing of non-valved cardiac and vascular tissues and subsequently resumed processing these tissues. The Company also agreed to establish a corrective action plan within 30 days from September 5, 2002 with steps to validate processing procedures. The corrective action plan was submitted on October 5, 2002, and executed thereafter. The corrective actions taken have been reviewed by the FDA during three subsequent inspections as discussed in “Other FDA Correspondence and Notices” below.

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

On February 20, 2003 the Company received a letter from the FDA stating that a 510(k) premarket notification should be filed for the Company’s SynerGraft processed human cardiac tissues (“CryoValve® SG”) and that premarket approval marketing authorization should be obtained for the Company’s SynerGraft processed human vascular tissues (“CryoVein® SG”) when marketed or labeled as an arteriovenous (“A-V”) access graft. The agency’s position is that use of the SynerGraft® technology in the processing of allograft heart valves represents a modification to the Company’s legally marketed CryoValve allograft and that vascular allografts labeled for use as A-V access grafts are medical devices that require premarket approval.

On November 3, 2003 the Company filed a 510(k) premarket notification with the FDA for the CryoValve SG. On February 4, 2004 the Company received a letter from the FDA requesting additional information. On August 24, 2004 the Company submitted an amendment to its original 510(k) submission providing clarification and additional information. The FDA requested further additional information in November 2004. CryoLife anticipates responding to some of the additional requests and has initiated an appeal of others through administrative procedures. The FDA may still require that additional studies be undertaken and may never clear the 510(k) premarket notification. Clearance of the 510(k) premarket notification with the FDA will be required before the Company can resume distribution of SynerGraft processed CryoValve SG.

On December 8, 2003 the Company received a letter from the FDA stating that it was the agency’s position that cardiovascular tissues processed with the SynerGraft technology should be regulated as medical devices. On September 14, 2004 the Company met with the FDA to discuss the data to be used to support a formal Request for Designation (“RFD”) filing for SynerGraft processed cardiovascular tissue, including the CryoVein SG. An RFD submission establishes the regulatory status of the tissue. The Company submitted the RFD on October 5, 2004. The FDA affirmed its original decision in letters received in December 2004. That decision is currently subject to an administrative appeal. Unless this appeal is successful, CryoLife will be unable to distribute tissues with the SynerGraft technology until further submissions and FDA clearances are granted. In the event that the Company is not successful in appealing the FDA’s decision to regulate SynerGraft vascular tissue as a medical device, the Company will evaluate whether it will file and seek a premarket approval for CryoVein SG or discontinue the CryoVein SG.

In 2003 the Company suspended the use of the SynerGraft technology in the processing of allograft tissue and the distribution of tissues on hand previously processed with the SynerGraft technology until the regulatory issues are resolved. Additionally, the Company discontinued labeling its vascular grafts for use as A-V access grafts. Until such time as the issues surrounding SynerGraft are resolved, the Company will employ its traditional processing methods on these tissues. During the year ended December 31, 2004, the Company wrote down $353,000 in SynerGraft processed cardiovascular and vascular tissues. As of March 31, 2005 the Company had no deferred preservation costs related to SynerGraft processed tissues on its Summary Consolidated Balance Sheet.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the summary consolidated financial statements, as filed in the Form 10-K for the fiscal year ended December 31, 2004. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information, which require the Company to make estimates and assumptions. The following are accounting policies that management believes are most important to the portrayal of the Company’s financial condition and results and may involve a higher degree of judgment and complexity.

Product Liability Claims: In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. Following the FDA Order, a greater number of lawsuits than has historically been experienced were filed. As of May 2, 2005 the Company was aware of eight pending product liability lawsuits. The lawsuits are currently in the pre-discovery or discovery stages. Of these lawsuits, two allege product liability claims arising out of the Company’s orthopaedic tissue services, four allege product liability claims arising out of the Company’s allograft heart valve tissue services, one alleges product liability claims arising from BioGlue, and one alleges product liability claims arising out of the non-tissue products made by Ideas for Medicine, Inc. when it was a subsidiary of the Company.

As of May 2, 2005 the Company had two outstanding product liability lawsuits against the Company that are covered by two separate insurance policies in the 2000/2001 and 2004/2005 policy years. The Company believes its insurance policies to be adequate to defend against the covered lawsuits in each of these time periods. Additionally, the Company has six outstanding product liability lawsuits against the Company that are not covered by insurance policies, as either the Company has used all of its insurance coverage related to that policy year, or the claims were asserted against the Company in periods after the coverage in the related incident year had lapsed. Additional uninsured claims may be filed in the future. Other product liability claims have been asserted against the Company that have not resulted in lawsuits. The Company is monitoring these claims.

The Company performed an analysis as of March 31, 2005 of the settled but unpaid claims and the pending product liability claims based on settlement negotiations to date and advice from counsel. As of March 31, 2005 the Company had accrued a total of $2.0 million for settled but unpaid claims and pending product liability claims and recorded $1.1 million representing amounts to be recovered from the Company’s insurance carriers. The $2.0 million accrual is included as a component of accrued expenses and other current liabilities on the March 31, 2005 Summary Consolidated Balance Sheet. This amount represents the Company’s estimate of the probable losses related to two settled but unpaid claims and four of the eight pending product liability claims. The Company has not recorded an accrual for the remaining four product liability claims because management has concluded that either a loss is remote or that, although a loss is reasonably possible or probable, a reasonable estimate of that loss or the range of losses cannot be made at this time.

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

On April 1, 2005 the Company bound coverage for the 2005/2006 insurance policy year. This policy is a three-year claims made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2006 and reported during the period April 1, 2005 through March 31, 2006 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products sold. In January 2005, the Company retained an independent actuarial firm to perform revised estimates of the unreported claims as of December 31, 2004 and June 30, 2005. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

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

The Company believes that these assumptions provide a reasonable basis for the calculation of the unreported product liability loss, but actual developments could differ materially from the assumptions above. The accuracy of the actuarial firm’s estimates is limited by the general uncertainty that exists for any estimate of future activity and uncertainties surrounding the assumptions used and due to Company specific conditions including the FDA Order, the Company’s recent levels of litigation activity, the Company’s low volume of pre-FDA Order historical claims, and the scarcity of industry data directly relevant to the Company’s business activities. Due to these factors, actual results may differ significantly from the amounts accrued.

Based on the actuarial valuation performed in January 2005 as of December 31, 2004 and June 30, 2005, the Company estimated that its liability for unreported product liability claims was $8.2 million as of December 31, 2004 and would be $8.7 million as of June 30, 2005. In accordance with EITF 03-8, the Company has accrued a prorated amount of $8.5 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to March 31, 2005. The $8.5 million balance is included as a component of accrued expenses and other current liabilities of $4.3 million and other long-term liabilities of $4.2 million on the March 31, 2005 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $14.9 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of March 31, 2005, $2.0 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.0 million insurance recoverable is included as a component of other current receivables of $800,000 and other long-term assets of $1.2 million on the March 31, 2005 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries related to unreported product liability claims related to services performed and products sold prior to March 31, 2005. Actual results may differ from this estimate.

Deferred Preservation Costs: Tissue is procured from deceased human donors by organ and tissue procurement agencies, which consign the tissue to the Company for processing and preservation. Preservation costs related to tissue held by the Company are deferred until revenue is recognized upon shipment of the tissue to the implanting facilities. Deferred preservation costs consist primarily of direct labor and materials including laboratory expenses, tissue procurement fees, freight-in charges, fringe benefits, indirect costs including allocations of costs from departments that support processing activities, and facility allocations. Deferred preservation costs are stated, net of reserve, on a first-in, first-out basis.

The calculation of deferred preservation costs includes a high degree of judgment and complexity. The costs included in deferred preservation costs contain several estimates due to the timing differences between the occurrence of the cost and receipt of final bills for services. Costs that contain estimates include tissue procurement fees, which are estimated based on the Company’s contracts with independent procurement agencies, and freight-in charges, which are estimated based on the Company’s prior experiences with these charges. These costs are adjusted for differences between estimated and actual fees when invoices for these services are received. Management believes that its estimates approximate the actual costs of these services, but estimates could differ from actual costs. Total deferred preservation costs are then allocated among the different tissues processed during the period based on specific cost drivers such as the number of donors and the number of tissues processed. At each balance sheet date a portion of the deferred preservation costs relates to tissues currently in active processing or held in quarantine pending release to implantable status. The Company applies a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. Management determines this estimate of quarantine yields based on its experience in prior periods and reevaluates this estimate periodically. Due to the nature of this estimate and the length of the processing times experienced by the Company, actual yields could differ from the Company’s estimates. A significant change in quarantine yields could materially affect the deferred preservation costs per tissue, which could impact the amount of deferred preservation costs on the Company’s balance sheet and the cost of preservation services, including the lower of cost or market write-down, described below, on the Company’s Summary Consolidated Statement of Operations.

During 2002 the Company recorded impairment write-downs of deferred preservation costs totaling $32.7 million as a result of the FDA Order. The amount of these write-downs reflected management’s estimates based on information available to it at the time the estimates were made and actual results did differ from these estimates. The write-down created a new cost basis, which cannot be written back up if and when these tissues become available for distribution. The cost of human tissue preservation services in the three months ended March 31, 2004 was favorably affected by tissue shipments that were related to previously written-down deferred preservation costs. The cost of human tissue preservation services was not materially affected by these write-downs in the three months ended March 31, 2005 and is not expected to be materially affected by these write-downs in future periods.

The Company regularly evaluates its deferred preservation costs to determine if the costs are appropriately recorded at the lower of cost or market value. Based on those evaluations, the Company recorded expenses of $280,000 and $3.7 million, respectively, for the three months ended March 31, 2005 and 2004 as an increase to cost of preservation services on its Summary Consolidated Statements of Operations. These charges reflect the write-down of the value of certain deferred tissue preservation costs that exceeded management’s estimates of the tissue’s market value based on recent average service fees. Actual results may differ from these estimates.

As of March 31, 2005 deferred preservation costs consisted of $3.1 million for allograft heart valve tissues, $382,000 for non-valved cardiac tissues, $3.2 million for vascular tissues, and $2.7 million for orthopaedic tissues.

Deferred Income Taxes: Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets beginning in 2002 primarily as a result of write-downs of deferred preservation costs, accruals for product liability claims, and operating losses, reflecting reductions in revenues and additional professional fees, as a result of the FDA Order, subsequent FDA activities, and related events. The Company continued to generate deferred tax assets for the three months ended March 31, 2005 primarily as a result of operating losses. The Company periodically assesses the recoverability of its deferred tax assets and provides a valuation allowance when management believes it is more likely than not that its deferred tax assets will not be realized.

In assessing the recoverability of its deferred tax assets, the Company reviews its historic operating results, including the reasons for its operating losses, uncertainties regarding projected future operating results due to the effects of the FDA Order and subsequent FDA activity, and the uncertainty of the outcome of litigation. Based on the results of this analysis, at December 31, 2004 the Company determined that it was more likely than not that the Company’s deferred tax assets would not be realized. Therefore, as of December 31, 2004 the Company had a total of $18.8 million in valuation allowances against deferred tax assets and a net deferred tax asset balance of zero.

For the three months ended March 31, 2005 the Company did not experience any changes that would materially affect the Company’s analysis of and valuation of its deferred tax assets. As of March 31, 2005 the Company had a total of $19.3 million in valuation allowances against deferred tax assets and a net deferred tax asset balance of zero.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires the write-down of a long-lived asset to be held and used if the carrying value of the asset or the asset group to which the asset belongs is not recoverable. The carrying value of the asset or asset group is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. In applying SFAS 144, the Company defined the specific asset groups used to perform the cash flow analysis. The Company defined the asset groups at the lowest level possible, by identifying the cash flows from groups of assets that could be segregated from the cash flows of other assets and liabilities. Using this methodology, the Company determined that its asset groups consisted of the long-lived assets related to the Company’s two reporting segments. As the Company does not segregate assets by segment, the Company allocated assets to the two reporting segments based on factors including facility space and revenues. The Company used an eleven-year period for the undiscounted future cash flows. This period of time was selected based upon the approximate remaining life of the primary assets of the asset groups, which are leasehold improvements. The undiscounted future cash flows related to these asset groups exceeded their carrying values as of December 31, 2004 and, therefore, management concluded that there was not an impairment of the Company’s long-lived intangible assets and tangible assets related to the tissue preservation business or medical device business. However, depending on the Company’s ability to rebuild demand for its tissue preservation services and the future effects of events surrounding the FDA Order, these assets may become impaired. Management will continue to evaluate the recoverability of these assets in accordance with SFAS 144. For the three months ended March 31, 2005 the Company did not experience any changes that would materially affect the Company’s analysis of and recoverability of its long-lived assets.

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires goodwill resulting from business acquisitions and other intangible assets be subject to periodic impairment testing. The Company’s intangible assets consist of patent costs, which are amortized over the expected useful lives of the patents (primarily 17 years) using the straight-line method, trademarks, which are non-amortizing, and other intangibles, which consist primarily of manufacturing rights and agreements and are amortized over the expected useful lives of the related assets (primarily five years). As of December 31, 2004 the Company did not believe that an impairment existed related to the other intangible assets that were assessed in accordance with SFAS No. 144.

Derivative Instruments: The terms of the Company’s first quarter 6% convertible Preferred Stock offering include a Dividend Make-Whole Payment. If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the Preferred Stock into common stock prior to April 1, 2008, the Company will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock. The Dividend Make-Whole Payment is payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company is required to separate and account for, as an embedded derivative, the Dividend Make-Whole Payment feature of the Preferred Stock, the “Derivative”. As an embedded derivative instrument, the Dividend Make-Whole Payment feature must be measured at fair value and reflected as a current liability on the Company’s Summary Consolidated Balance Sheets. Changes in the fair value of the Derivative are recognized as non-operating income/expense under change in valuation of derivative on the Company’s Summary Consolidated Statements of Operations.

The accounting for derivatives is complex, and requires significant judgments and estimates in determining the fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The fair value of the dividend make-whole payment feature is based on various assumptions, including the estimated market volatility and discount rates used in determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amount, which is reflected in the Company’s results of operations and financial position.

New Accounting Pronouncements

The Company will be required to adopt SFAS 123 Revised “Share-Based Payment” (“SFAS 123-R”) as amended by SEC Rule 2005-57 “Commission Amends Compliance Dates For FASB Statement No. 123R on Employee Stock Options” for the fiscal year beginning January 1, 2006. SFAS 123-R requires companies to recognize the cost of all share-based payments in the financial statements using a fair-value based measurement method. Based on its preliminary analysis, the Company anticipates that the effect of implementing SFAS 123-R on its results of operations will be less than the amounts in the pro forma footnote disclosures currently required, but will have a significant impact on the Company’s results of operations, assuming that the Company’s stock price, option terms, and amounts of 2005 option grants are comparable with 2004. The Company anticipates it will adopt SFAS 123-R using the modified version of prospective application, as defined in SFAS 123-R. However, the Company is continuing to evaluate the adoption of SFAS 123-R.

The Company will be required to adopt SFAS 151 “Inventory Costs” (“SFAS 151”) for the fiscal year ending December 31, 2006. SFAS 151 requires current period expensing of items such as idle facility expense, excessive spoilage, double freight, and rehandling costs and requires allocation of fixed production overheads to be based on the normal capacity of the production facilities. The Company is currently evaluating the impact of the adoption of SFAS 151 on its results of operations and financial position.

Results of Operations
(In thousands)

Revenues

	Three Months Ended March 31,
	2005	2004
Revenues	$17,665	$15,086

Revenues increased 17% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to increases in sales of BioGlue Surgical Adhesive and increases in human tissue preservation service revenues.

Further discussion of the increases in BioGlue revenues and preservation service revenues for each of the three major tissue types processed by the Company continues in the detailed sections below.

BioGlue Surgical Adhesive

	Three Months Ended March 31,
	2005	2004
Revenues	$9,871	$8,643
BioGlue revenues as a
percentage of total revenue	56%	57%

Revenues from the sale of BioGlue Surgical Adhesive increased 14% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The 14% increase in revenues for the three months ended March 31, 2005 was primarily due to an increase in BioGlue sales volume due to an increase in demand in both domestic and foreign markets which increased revenues by 9%, and an increase in average selling prices which increased revenues by 5%.

The volume increase was primarily due to demand for the new BioGlue syringe product, which was introduced in mid 2004, partially offset by decreases in other BioGlue products as customers transitioned to the syringe product. The price increase was primarily due to an increase in average selling prices, due to list price increases that went into effect on January 1, 2005 domestically. Domestic revenues accounted for 78% of total BioGlue revenues for the three months ended March 31, 2005, and 80% of total BioGlue revenues for the three months ended March 31, 2004.

The Company anticipates that revenues from BioGlue Surgical Adhesive will continue to grow for the full year 2005 when compared to 2004 due to increases in sales volume in domestic and foreign markets and due to the price increase that went into effect on January 1, 2005.

Cardiovascular Preservation Services

	Three Months Ended March 31,
	2005	2004
Revenues	$3,750	$3,430
Cardiovascular revenues as a
percentage of total revenue	21%	23%

Revenues from cardiovascular preservation services increased 9% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The 9% increase in revenues for the three months ended March 31, 2005 was due to an increase in average service fees, which increased revenues by 28%, and was largely offset by a decrease in cardiovascular volume, which reduced revenues by 19%.

The price increase reflected the fee increases that went into effect in July 2004 and January 2005. The fee increases primarily increased revenues for traditionally processed pulmonary valves and aortic valves. The decrease in cardiovascular volume reflects the continuing impact of the FDA Order and subsequent FDA activity, as reflected in the reduced amount of tissues available for implantation due to a reduction in procurement levels during 2004 and first quarter of 2005, the exhaustion of much of the Company’s supply of heart valve tissue processed prior to October 3, 2001, and increased tissue processing and release times.

The Company’s procurement of cardiac tissues, from which heart valves and non-valved cardiac tissues are processed, decreased 15% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 and decreased 4% during the three months ended March 31, 2005 as compared to the three months ended December 31, 2004. Procurement levels of cardiac tissues remain significantly below procurement levels in the second quarter of 2002, prior to the FDA Order.

The Company anticipates that cardiovascular service revenues will benefit in 2005, if and to the extent tissues available for implantation increase due to expected improvements in the Company’s tissue processing yields. Process changes were implemented during 2004 and others are expected to be implemented in 2005. Cardiac revenues for 2005 should also be favorably affected by the fee increases implemented in July 2004 and January 2005, reflecting increased tissue processing costs.

As discussed in “Other FDA Correspondence and Notices” the Company has suspended the use of the SynerGraft technology in the processing of allograft cardiovascular tissue and in late September 2003 suspended the distribution of tissues on hand that were processed with the SynerGraft technology until the regulatory status of the CryoValve SG is resolved. At this time, the Company cannot estimate when or if it will resume processing allograft cardiovascular tissue using the SynerGraft technology.

Vascular Preservation Services

	Three Months Ended March 31,
	2005	2004
Revenues	$2,716	$2,486
Vascular revenues as a
percentage of total revenue	15%	16%

Revenues from vascular preservation services increased 9% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The 9% increase in revenues for the three months ended March 31, 2005 was due to an increase in average service fees, which increased revenues by 25%, partially offset by a decrease in vascular volume, which reduced revenues by 16%.

The price increase reflected the fee increases that went into effect in July 2004 and January 2005 on all vascular tissues. The decrease in volume was largely due to a decrease in shipments of saphenous veins, which represented 82% and 80%, respectively, of vascular preservation service revenues for the three months ended March 31, 2005 and 2004. The decrease in vascular volume reflects the continuing impact of the FDA Order and subsequent FDA activity, as reflected in the reduced amount of tissues available for implantation due to a reduction in procurement levels during 2004 and first quarter of 2005, the exhaustion of much of the Company’s supply of vascular tissue processed prior to October 3, 2001, and increased tissue processing and release times.

The Company’s procurement of vascular tissues decreased 34% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 and decreased 9% during the three months ended March 31, 2005 as compared to the three months ended December 31, 2004. Procurement levels of vascular tissues remain significantly below procurement levels in the second quarter of 2002, prior to the FDA Order.

The Company anticipates that vascular service revenues will benefit in 2005, if and to the extent tissues available for implantation increase through expected improvements in the Company’s tissue processing yields, as well as from the fee increases implemented in July 2004 and January 2005.

Orthopaedic Preservation Services

	Three Months Ended March 31,
	2005	2004
Revenues	$1,072	$309
Orthopaedic revenues as a
percentage of total revenue	6%	2%

Revenues from orthopaedic preservation services increased 247% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The 247% increase in revenues for the three months ended March 31, 2005 was due to an increase in orthopaedic volume, which increased revenues by 239% and an increase in average service fees, which increased revenues by 8%.

The volume increase was primarily due to an increase in shipments of boned and non-boned tendons. Shipments of osteochondral grafts and menisci also increased to a lesser extent. The increase in orthopaedic tissue shipments is directly related to the low volume of shipments in 2004 due to low levels of orthopaedic tissues available for shipment due to lower yields of implantable tissue per donor as a result of process changes implemented subsequent to the FDA Order, the disposal of much of the Company’s supply of orthopaedic tissue processed prior to October 3, 2001, and increased tissue processing and release times.

The Company’s procurement of orthopaedic tissues decreased 37% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 and decreased 25% during the three months ended March 31, 2005 as compared to the three months ended December 31, 2004. Procurement levels of orthopaedic tissues remain significantly below procurement in the second quarter of 2002, prior to the FDA Order.

The Company anticipates that orthopaedic service revenues will benefit in 2005 due to the reintroduction of osteochondral grafts in February 2005, which have not been part of the Company’s service offerings since the FDA Order was issued in August 2002. Revenues will additionally benefit, if and to the extent tissues available for implantation increase through expected improvements in procurement and in the Company’s tissue processing yields.

Grant Revenues

Grant revenues were zero and $2,000, respectively, for the three months ended March 31, 2005 and 2004.

The 2005 Defense Appropriations Conference Report included $1 million for the development of BioFoam. In February 2005 CryoLife submitted a proposal to the Department of Defense for the use of these funds. These funds are expected to result in an increase in grant revenues in 2005.

Cost of Products

Cost of products aggregated $2.1 million for the three months ended March 31, 2005 compared to $1.9 million for the three months ended March 31, 2004, representing 21% and 22%, respectively, of total product revenues during such periods. The increase in cost of products for the three months ended March 31, 2005 was primarily due to corresponding increases in product shipments. The decrease in cost of products as a percentage of total product revenues for the three months ended March 31, 2005 was due to a favorable product mix that was affected by the increase in revenues from BioGlue Surgical Adhesive, which carries higher gross margins than bioprosthetic devices.

The Company anticipates cost of products will increase in 2005 to reflect volume increases. The cost of products as a percentage of product revenues for 2005 is expected to be lower than 2004 due to favorable product mix, reflecting anticipated increased BioGlue revenues relative to other product revenues.

Cost of Human Tissue Preservation Services

Cost of human tissue preservation services decreased to $5.9 million for the three months ended March 31, 2005 as compared to $9.1 million for the three months ended March 31, 2004. The decrease in cost of human tissue preservation services is primarily due to improvements in the Company’s tissue processing yields. Cost of human tissue preservation services for the three months ended March 31, 2005 and 2004 includes the increases to cost of preservation services of $280,000 and $3.7 million, respectively, reflecting the write-down of certain deferred tissue preservation costs to market value. See “Critical Accounting Policies—Deferred Preservation Costs” above. The write-down of deferred tissue preservation costs in both the three months ended March 31, 2005 and 2004 is primarily due to higher overhead cost allocations per unit associated with lower tissue processing volumes and changes in processing methods subsequent to the FDA Order.

Cost of human tissue preservation services as a percentage of tissue preservation service revenues was 78% for the three months ended March 31, 2005 as compared to 146% for the three months ended March 31, 2004. The decrease in cost of human tissue preservation services as a percentage of tissue preservation service revenues is primarily due to improvements in the Company’s tissue processing yields. Cost of human tissue preservation services as a percentage of tissue preservation service revenues was favorably affected by shipments of tissue with a zero cost basis for which revenues were recognized but costs, estimated to be $357,000 for the quarter ended March 31, 2004, had already been recorded in previous periods primarily related to write-downs of deferred preservation costs in 2002. The write-downs of deferred preservation costs during 2002 created a new cost basis, which cannot be written back up when these tissues are shipped or become available for shipment.

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

General, Administrative, and Marketing Expenses

General, administrative, and marketing expenses decreased 1% to $10.1 million for the three months ended March 31, 2005, compared to $10.1 million for the three months ended March 31, 2004, representing 57% and 67%, respectively, of total revenues during such periods. The decrease in general, administrative, and marketing expenses was primarily due to a decrease in legal and professional fees, partially offset by an increase in insurance costs.

Research and Development Expenses

Research and development expenses were $921,000 for the three months ended March 31, 2005, and $921,000 for the three months ended March 31, 2004, representing 5% and 6%, respectively, of total revenues during such periods. Research and development spending in the three months ended March 31, 2005 and 2004 was primarily focused on the Company’s tissue preservation, SynerGraft, and Protein Hydrogel Technologies (“PHT”), which include BioGlue and related products.

Other Costs and Expenses

Interest expense increased to $55,000 for the three months ended March 31, 2005, compared to $43,000 for the three months ended March 31, 2004. Interest expense for the three months ended March 31, 2005 primarily included interest related to the Company’s credit agreement, discussed in “Recent Events” above, and interest incurred related to the Company’s capital leases. Interest expense for the three months ended March 31, 2004 primarily included interest incurred related to the Company’s capital leases.

Interest income increased to $75,000 for the three months ended March 31, 2005, compared to $66,000 for the three months ended March 31, 2004. Interest income in both periods was primarily due to interest earned on the Company’s cash, cash equivalents, and marketable securities.

The change in valuation of the derivative was $118,000 for the three months ended March 31, 2005 compared to zero for the three months ended March 31, 2004. The change in valuation of derivative of $118,000 reflects the amount of the Dividend Make-Whole Payment on preferred shares converted during the period and the amount of the change in valuation of the derivative.

The Company’s income tax expense of $38,000 for the three months ended March 31, 2005 is related to foreign taxes on income of the Company’s wholly owned European subsidiary.

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

Liquidity and Capital Resources

Net Working Capital

At March 31, 2005 net working capital (current assets of $59.5 million less current liabilities of $23.2 million) was $36.3 million, with a current ratio (current assets divided by current liabilities) of 3 to 1, compared to net working capital of $19.7 million, with a current ratio of 2 to 1 at December 31, 2004. The Company’s primary capital requirements historically arose out of general working capital needs, capital expenditures for facilities and equipment, and funding of research and development projects, and the Company funded those requirements through cash generated by operations, equity offerings, and bank credit facilities.

In recent years the Company’s primary requirements for capital have arisen out of working capital needs created by increasing costs of operations and settlements of litigation combined with losses incurred in the Company’s tissue preservation services business. Operating results have also been negatively impacted by increases in general, administrative, and marketing costs over pre-FDA Order levels, as a result of legal and professional fees and litigation costs. For the three months ended March 31, 2005 the Company funded these requirements primarily through existing cash, cash equivalents, and marketable securities and through the proceeds from its equity financing, as discussed below.

Overall Liquidity and Capital Resources

The Company expects that the following factors will continue to have an adverse impact on cash flows during 2005:

o	The anticipated lower preservation services revenues as compared to preservation revenues prior to the FDA Order, subsequent FDA activities, and related events (discussed in “FDA Order on Human Tissue Preservation” and “Other FDA Correspondence and Notices” above),

o	The high cost of human tissue preservation services as a percent of revenue, as compared to the period prior to the FDA Order, as a result of lower tissue processing volumes and changes in processing methods, which have increased the cost of processing human tissue and have decreased yields of implantable tissue per donor,

o	An expected use of cash related to the defense and resolution of lawsuits and claims, and

o	The legal and professional costs related to ongoing FDA compliance.

The Company believes the following factors should have a favorable impact on cash flow from operations during 2005, although there can be no assurance that the Company’s efforts will be successful:

o	Expected increases in revenues due to increases in BioGlue list prices implemented in January 2005,

o	Expected increases in the service fees for cardiovascular and vascular tissues due to fee increases implemented in July 2004 and January 2005, to reflect the higher cost of processing these tissues,

o	Anticipated improvements in yields of implantable tissues per donor over the levels experienced in 2003 and 2004 through process changes and process directives,

o	Expected increases in procurement of human tissues for processing over the levels experienced in 2004, and

o	Anticipated decreases in cash payments related to insurance premiums and to the defense and resolution of lawsuits and claims from the levels seen in 2003 and 2004.

The Company believes that its existing cash, cash equivalents, marketable securities, and available borrowings under its credit agreement, discussed in “Recent Events” above, will enable the Company to meet its liquidity needs through at least March 31, 2006.

The Company’s long term liquidity and capital requirements will depend upon numerous factors, including:

o	The success of BioGlue and other products using related technology,

o	The Company's ability to increase the level of tissue procurement and demand for its tissue preservation services,

o	The Company’s ability to reestablish sufficient margins on its tissue preservation services in the face of increased processing costs by improving yields and increasing prices,

o	The Company’s spending levels on its research and development activities, including research studies, to develop and support its service and product pipeline,

o	The resolution of the remaining outstanding product liability lawsuits and other claims (see Part II, Item 1, “Legal Proceedings”),

o	The outcome of other litigation against the Company (see Part II, Item 1, "Legal Proceedings"), and

o	To a lesser degree, the Company’s success at resolving the issues with the FDA regarding SynerGraft processing of human tissue.

If the Company is unable to address these issues and continues to experience negative cash flows, the Company anticipates that it may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet liquidity and capital requirements beyond March 31, 2006. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

As discussed in Part II, Item 1, “Legal Proceedings”, as of March 31, 2005 the Company had accrued a total of $2.0 million for pending product liability claims and recorded a receivable of $1.1 million representing amounts to be paid by the Company’s insurance carriers. The $2.0 million accrual less the $1.1 million receivable is an estimate of the Company’s portion of the costs required to resolve outstanding claims, and does not reflect actual settlement arrangements or actual judgments, including punitive damages, which may be assessed by the courts. The $2.0 million accrual is not a cash reserve. The timing and amount of actual future payments is dependent on when and if judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, the Company’s portion of these monies would have to be paid from liquid assets. The Company continues to attempt to reach resolution of these outstanding claims in order to minimize the potential cash payout. See additional discussion of these matters in Part II, Item 1, “Legal Proceedings” below.

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

In addition, as discussed in Part II, Item 1, “Legal Proceedings”, at March 31, 2005 the Company had accrued a total $8.5 million for the estimated costs of unreported product liability claims related to services performed and products sold prior to March 31, 2005 and had recorded a receivable of $2.0 million representing amounts to be paid by the Company’s insurance carriers. The $8.5 million accrual does not represent cash set aside. The timing of future payments related to the accrual is dependent on when and if claims are asserted, judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, these monies would have to be paid from insurance proceeds and liquid assets. Since the amount accrued is based on actuarial estimates, actual amounts required could vary significantly from this estimate.

The Company has recently participated in settlement discussions with the respect to the shareholder derivative lawsuit. Several issues remain open. Any settlement must be set out in definitive form and will require board and court approval. Based on these discussions, the Company anticipates that the expenses of the plaintiffs’ counsel will be approximately $3.5 million and will be covered by insurance. As the Company’s insurance coverage is limited, amounts paid in such a settlement would decrease the insurance coverage available for resolving the class action lawsuit, thereby increasing the possibility that the Company will be required to provide its own funds to resolve the class action lawsuit.

Net Cash from Operating Activities

Net cash used in operating activities was $1.4 million for the three months ended March 31, 2005, as compared to $5.3 million for the three months ended March 31, 2004. The $1.4 million of cash used in the three months ended March 31, 2005 was primarily due to a net loss primarily related to the FDA Order, subsequent FDA activity, and related events, as discussed in “FDA Order on Human Tissue Preservation” and “Other FDA Correspondence and Notices” above. Spending, including the cost of employees and facilities was not sufficiently supported by cash received from revenues. Spending on general and administrative expenses also contributed to the cash shortfall in operations.

The Company uses the indirect method to prepare its cash flow statement, and as such the operating cash flows are based on the Company’s net loss, which is then adjusted to remove non-cash items. For the three months ended March 31, 2005, the Company’s $1.4 million net loss from operations included significant recurring non-cash items that generated favorable and unfavorable adjustments to net loss. These adjustments included a favorable $1.3 million in depreciation and amortization, an unfavorable $1.2 million due to the timing differences between the recording of receivables and the actual receipt of cash, an unfavorable $809,000 due to the buildup of deferred preservation costs and inventories for which vendors and employees have already been paid, a favorable $280,000 in write-downs for impairment of deferred preservation costs, an unfavorable $118,000 in non-cash gains related to the revaluation of the Derivative, and an unfavorable $102,000 due to the timing differences between the recording of accounts payable, accrued expenses, and other current liabilities and the actual payment of cash.

The Company expects that its operations will continue to generate negative cash flows from operating activities during 2005. Cash used will primarily be a result of the Company’s projected net loss for 2005. Significant additional cash payments related to settlements and tissue product costs could have a negative impact on future cash flows.

Net Cash from Investing Activities

Net cash provided by investing activities was $498,000 for the three months ended March 31, 2005, as compared to $2.1 million for the three months ended March 31, 2004. The $498,000 in current year cash provided was primarily due to $775,000 in cash generated from sales and maturities of marketable securities, partially offset by $211,000 in capital expenditures. This net cash provided was used to fund the Company’s operations, which used $1.4 million in cash for the three months ended March 31, 2005 as discussed above.

Net Cash from Financing Activities

Net cash provided by financing activities was $18.7 million for the three months ended March 31, 2005, as compared to cash provided of $19.8 million for the three months ended March 31, 2004. The $18.7 million in current year cash provided was primarily due to $18.3 million in net proceeds from the Company’s offering of Preferred Stock in March 2005.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments are as follows (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Capital Lease Obligations	$1,789	$663	$860	$266	$--	$--	$--
Operating Leases	22,585	1,524	2,069	2,081	2,077	2,061	12,773
Purchase Commitments	694	669	25
Litigation Settlement Obligations	227	227	--	--	--	--	--

Total Contractual Obligations $	25,295	$3,083	$2,954	$2,347	$2,077	$2,061	$12,773

The Company’s capital lease obligations result from the financing of certain of the Company’s equipment and leasehold improvements primarily purchased during the renovation of the corporate headquarters and manufacturing facilities in previous years. Due to cross default provisions included in the Company’s Term loan which was paid in full on August 15, 2003, the Company was in default of certain capital lease agreements maintained with the lender under its then outstanding term loan. Therefore, the $919,000 due under these capital leases is reflected as a current liability on the Summary Consolidated Balance Sheets as of March 31, 2005. Additional capital lease obligations result from the lease of a building related to Company’s Ideas for Medicine (“IFM”) manufacturing business, which the Company sold in 2000. The Company has a sublease agreement with a wholly owned subsidiary of LeMaitre Vascular, Inc., the current parent of IFM, to sublet the building housing the IFM manufacturing facilities, which effectively reduces the Company’s future obligations under this capital lease to zero.

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space rented by the Company, leases on Company vehicles, and leases on a variety of office equipment.

The Company’s purchase commitments result from agreements with suppliers to stock certain custom raw materials needed for the Company’s processing and production.

The Company’s litigation settlement obligations result from contractual agreements with plaintiffs to resolve outstanding legal matters through the payment of cash settlements.

The Company also has a commitment to pay dividends on its 6% convertible preferred stock, discussed in “Recent Events” above, if and when these dividends are declared by the Board of Directors of CryoLife. In addition the Company will have a commitment related to the Preferred Stock’s Dividend Make-Whole Payment provision, which requires the Company to remit cumulative unpaid dividends to converting preferred stock holders. The Company intends to satisfy any required Dividend Make-Whole Payments by issuing shares of its common stock in lieu of making cash payments. As the timing of payments or stock issuances related to preferred stock dividends and Dividend Make-Whole Payments cannot be determined at this time, the Company did not include these items in the table above.

Capital Expenditures

The Company expects that its capital expenditures for the full year 2005 may show a modest increase over its expenditures in 2004, which were approximately $1.0 million. Planned expenditures for 2005 are primarily related to routine purchases of tissue processing, manufacturing, computer, and office equipment needed to support the Company’s business needs. The Company expects to have the flexibility to increase or decrease the majority of its planned capital expenditures depending on its ability to generate cash flows.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements and information made or provided by the Company that are based on the beliefs of its management as well as estimates and assumptions made by and information currently available to management. The words “could,” “may,” “will,” “would,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future,” and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding anticipated revenues, cost savings, insurance coverage, regulatory activity, available funds and capital resources, and pending litigation. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, which are as of their respective dates. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates, and assumptions, including, without limitation, in addition to those identified in the text surrounding such statements, those identified under “Risks and Uncertainties” and elsewhere in this filing.

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

o	The impact of recent accounting pronouncements;
o	Adequacy of product liability insurance to defend against lawsuits;
o	The outcome of lawsuits filed against the Company;
o	The impact of the FDA Order, subsequent FDA activity, and measures taken by the Company as a result, on anticipated future revenues, profits and business operations;
o	The effect of the FDA Order and subsequent FDA activity on sales of BioGlue;
o	Future tissue procurement levels;
o	Expected future impact of BioGlue on revenues and gross margins;
o	The impact of the FDA’s Form 483 Notices of Observation;
o	The estimates of the amounts accrued for the retention levels under the Company’s product liability and directors’ and officers’ insurance policies, as well as the estimates of the amounts accrued for product liability claims incurred but not reported;
o	Future costs of human tissue preservation services;
o	Changes in liquidity and capital resources;
o	Statements regarding the expected 2005 performance relative to that of 2004;
o	The Company’s expectations regarding the adequacy of current financing arrangements;
o	Product demand and market growth;
o	The impact on net loss of future fluctuations in the value of the dividend make-whole payment feature of the Company’s 6% convertible preferred stock; and
o	Other statements regarding future plans and strategies, anticipated events or trends.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risks set forth under “Risk Factors” in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2004 and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

RISKS AND UNCERTAINTIES

The risks and uncertainties which might impact the forward-looking statements and the Company, and its ability to continue as a going concern, include concerns that:

o	The August 2002 FDA order on human tissue and subsequent FDA activity continue to adversely impact CryoLife’s business, including demand for its services and processing costs;
o	The FDA order and subsequent activity have had and continue to have an adverse impact on liquidity and capital resources;
o	The Company may be unable to reduce costs of processing tissues, to obtain increased yields of implantable tissue, and to increase fees for tissue preservation services;
o	Revenue from orthopaedic tissue preservation services is minimal and may not return;
o	Physicians may be reluctant to implant CryoLife’s preserved tissues;
o	Products and services not included in the FDA recall may come under increased scrutiny;
o	Demand for heart valves processed by CryoLife has decreased and may continue to decrease;
o	Adverse publicity may reduce demand for products and services not affected by the FDA recall;
o	The Company may be unable to address the concerns raised by the FDA in its Form 483 notices of observations;
o	The FDA has notified CryoLife of its belief that marketing of CryoValve SG and CryoVein SG require additional regulatory submissions and/or approvals;
o	Regulatory action outside of the United States may also affect CryoLife’s business;
o	CryoLife is the subject of an ongoing SEC investigation;
o	CryoLife’s insurance coverage may be insufficient;
o	Insurance coverage may be difficult or impossible to obtain in the future and if obtained, the cost of insurance coverage is likely to be much more expensive than in the past;
o	Intense competition may affect CryoLife’s ability to recover from the FDA order;
o	CryoLife may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and such products and services may not achieve market acceptance;
o	Investments in new technologies or distribution rights may not be successful;
o	CryoLife is dependent on its key personnel;
o	Extensive government regulation may adversely affect the ability to develop and sell products and services;
o	Uncertainties related to patents and protection of proprietary technology may adversely affect the value of intellectual property;
o	Uncertainties regarding future health care reimbursement may affect the amount and timing of revenues;
o	Rapid technological change could cause services and products to become obsolete;
o	Sales prices for CryoLife shares on the New York Stock Exchange have been, and may continue to be, volatile;
o	Future fluctuations in the value of the dividend make-whole payment feature of the Company’s 6% convertible preferred stock may have a material impact on the Company’s results of operations;
o	Dividends on the Company’s common stock are not likely to be paid in the foreseeable future; and
o	CryoLife may be unable to raise the funds needed to continue operations after March 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and expense are sensitive to changes in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company’s cash and cash equivalents of $22.4 million and short-term investments in municipal obligations of $3.2 million as of March 31, 2005. A 10% adverse change in interest rates affecting the Company’s cash equivalents and short-term investments would not have a material impact on the Company’s financial position, results of operations, and cash flows.

Derivative Valuation Risk

The terms of the Company’s March 18, 2005 6% convertible preferred stock offering include a dividend make-whole payment feature. This feature is considered an embedded derivative instrument, and the Company determined the fair value of this derivative to be $1.0 million on March 18, 2005, the date of issuance. At March 31, 2005 the derivative liability was valued at $868,000, and a net total of $118,000 in non-operating income related to this derivative and the dividend make-whole payment feature for the period then ended. The fair value of this derivative is based on various factors, including the market price of the Company’s common stock and discount rates used in determination of fair value. Changes in these factors could cause the fair value of this derivative to fluctuate significantly from period to period. These resulting changes in valuation may have a significant impact on the Company’s results of operations.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and the Company’s Executive Vice President, Chief Operating Officer, and Chief Financial Officer (“CFO”), does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.

Based upon the Company’s most recent Disclosure Controls evaluation as of March 31, 2005, the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2005, there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Product Liability Claims

In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. Following the FDA Order, a greater number of lawsuits than has historically been experienced were filed. As of May 4, 2005 the Company was aware of eight pending product liability lawsuits. The lawsuits are currently in the pre-discovery or discovery stages. Of these lawsuits, two allege product liability claims arising out of the Company’s orthopaedic tissue services, four allege product liability claims arising out of the Company’s allograft heart valve tissue services, one alleges product liability claims arising from BioGlue, and one alleges product liability claims arising out of the non-tissue products made by Ideas for Medicine, Inc. when it was a subsidiary of the Company.

As of May 4, 2005 the Company had two outstanding product liability lawsuits against the Company that are covered by two separate insurance policies in the 2000/2001 and 2004/2005 policy years. The Company believes its insurance policies to be adequate to defend against the covered lawsuits in each of these time periods. Additionally, the Company has six outstanding product liability lawsuits against the Company that are not covered by insurance policies, as either the Company has used all of its insurance coverage related to that policy year, or the claims were asserted against the Company in periods after the coverage in the related incident year had lapsed. Additional uninsured claims may be filed in the future. Other product liability claims have been asserted against the Company that have not resulted in lawsuits. The Company is monitoring these claims.

The Company performed an analysis as of March 31, 2005 of the settled but unpaid claims and the pending product liability claims based on settlement negotiations to date and advice from counsel. As of March 31, 2005 the Company had accrued a total of $2.0 million for settled but unpaid claims and pending product liability claims and recorded $1.1 million representing amounts to be recovered from the Company’s insurance carriers. The $2.0 million accrual is included as a component of accrued expenses and other current liabilities on the March 31, 2005 Summary Consolidated Balance Sheet. This amount represents the Company’s estimate of the probable losses related to two settled but unpaid claims and four of the eight pending product liability claims. The Company has not recorded an accrual for the remaining four product liability claims because management has concluded that either a loss is remote or that, although a loss is reasonably possible or probable, a reasonable estimate of that loss or the range of losses cannot be made at this time.

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

On April 1, 2005 the Company bound coverage for the 2005/2006 insurance policy year. This policy is a three-year claims made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2006 and reported during the period April 1, 2005 through March 31, 2006 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products sold. In January 2005, the Company retained an independent actuarial firm to perform revised estimates of the unreported claims as of December 31, 2004 and June 30, 2005. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

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

The Company believes that these assumptions provide a reasonable basis for the calculation of the unreported product liability loss, but actual developments could differ materially from the assumptions above. The accuracy of the actuarial firm’s estimates is limited by the general uncertainty that exists for any estimate of future activity and uncertainties surrounding the assumptions used and due to Company specific conditions including the FDA Order, the Company’s recent levels of litigation activity, the Company’s low volume of pre-FDA Order historical claims, and the scarcity of industry data directly relevant to the Company’s business activities. Due to these factors, actual results may differ significantly from the amounts accrued.

Based on the actuarial valuation performed in January 2005 as of December 31, 2004 and June 30, 2005, the Company estimated that its liability for unreported product liability claims was $8.2 million as of December 31, 2004 and would be $8.7 million as of June 30, 2005. In accordance with EITF 03-8, the Company has accrued a prorated amount of $8.5 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to March 31, 2005. The $8.5 million balance is included as a component of accrued expenses and other current liabilities of $4.3 million and other long-term liabilities of $4.2 million on the March 31, 2005 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $14.9 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of March 31, 2005, $2.0 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.0 million insurance recoverable is included as a component of other current receivables of $800,000 and other long-term assets of $1.2 million on the March 31, 2005 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries related to unreported product liability claims related to services performed and products sold prior to March 31, 2005. Actual results may differ from this estimate.

Class Action Lawsuit

Several putative class action lawsuits were filed in July through September 2002 against the Company and certain officers of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on a series of purportedly materially false and misleading statements to the market. The suits were consolidated, and a consolidated amended complaint filed, that principally alleges that the Company made misrepresentations and omissions relating to product safety and the Company did not comply with certain FDA regulations regarding the handling and processing of certain tissues and other product safety matters. The consolidated complaint seeks certification of a class of purchasers between April 2, 2001 and August 14, 2002, compensatory damages, and other expenses of litigation. The Company and the other defendants filed a motion to dismiss the consolidated complaint on February 28, 2003, which motion the U.S. District Court for the Northern District of Georgia denied in part and granted in part on May 27, 2003. The discovery phase of the case commenced on July 16, 2003. On December 16, 2003, the Court certified a class of individuals and entities who purchased or otherwise acquired CryoLife stock from April 2, 2001 through August 14, 2002. On March 11, 2005 defendants moved for summary judgment on all of plaintiffs’ claims, and plaintiffs moved for partial summary judgment as to some of their claims against certain defendants. Although the Company carries directors’ and officers’ liability insurance policies, the directors’ and officers’ liability insurance carriers have issued reservation of rights letters reserving their rights to deny or rescind coverage under the policies. An adverse judgment in excess of the Company’s available insurance coverage could have a material adverse effect on the Company’s financial position, results of operations, and cash flows. At this time, the Company is unable to predict the outcome of this litigation. Therefore, the Company has not recorded any accruals for future expenses related to this case, as the Company is currently unable to estimate these amounts. As of March 31, 2005 the Company had accrued $1.2 million for legal fees incurred but unpaid related to this case and recorded an asset of $1.2 million representing the anticipated recovery of these fees from the Company’s insurance carrier. The $1.2 million accrual is included as a component of accrued expenses and other current liabilities and the $1.2 million insurance receivable is included as a component of other receivables on the March 31, 2005 Summary Consolidated Balance Sheet. The Company believes that the receivable will be fully collectible.

Shareholder Derivative Action

On August 30, 2002 a purported shareholder derivative action was filed by Rosemary Lichtenberger against Steven G. Anderson, Albert E. Heacox, John W. Cook, Ronald C. Elkins, Virginia C. Lacy, Ronald D. McCall, Alexander C. Schwartz, and Bruce J. Van Dyne in the Superior Court of Gwinnett County, Georgia. The suit, which names the Company as a nominal defendant, alleges that the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to engage in certain inappropriate practices that caused the Company to suffer damages. The complaint was preceded by one day by a letter written on behalf of Ms. Lichtenberger demanding that the Company’s Board of Directors take certain actions in response to her allegations. On January 16, 2003 another purported derivative suit alleging claims similar to those of the Lichtenberger suit was filed in the Superior Court of Fulton County by complainant Robert F. Frailey. As in the Lichtenberger suit, the filing of the complaint in the Frailey action was preceded by a demand letter sent on Frailey’s behalf to the Company’s Board of Directors. Both complaints seek undisclosed damages, costs and attorney’s fees, punitive damages, and prejudgment interest against the individual defendants derivatively on behalf of the Company. As previously disclosed, the Company’s Board of Directors has established an independent committee to investigate the allegations of Ms. Lichtenberger and Mr. Frailey. The independent committee engaged independent legal counsel to assist in the investigation, which culminated in a report by the committee concluding that no officer or director breached any fiduciary duty. In October 2003 the two derivative suits were consolidated into one action in the Superior Court of Fulton County, and a consolidated amended complaint was filed. The independent committee, along with its independent legal counsel, evaluated the consolidated amended complaint and concluded that its prior report and determination addressed the material allegations contained in the consolidated amended complaint. The committee reiterated its previous conclusions and determinations, including that maintaining the derivative litigation is not in the best interests of the Company. The Company filed a motion to dismiss, which was denied by the Superior Court of Fulton County in an order dated December 1, 2004.

The Company has recently participated in settlement discussions with the respect to the shareholder derivative lawsuit. Several issues remain open. Any settlement must be set out in definitive form and will require board and court approval. Based on these discussions, the Company anticipates that the expenses of the plaintiffs’ counsel will be approximately $3.5 million. Therefore, the Company accrued a total of $3.5 million as a component of accrued expenses and other current liabilities as of March 31, 2005. Additionally, the Company has recorded $3.5 million in other receivables as of March 31, 2005 representing amounts the Company expects to recover from the insurance carriers.

SEC Investigation

On August 19, 2002 the Company issued a press release announcing that on August 17, 2002, the Company received a letter from the Atlanta District Office of the SEC inquiring regarding certain matters relating to the Company’s August 14, 2002 announcement of the FDA Order. The SEC notified the Company in July 2003 that the inquiry became a formal investigation in June 2003. CryoLife has cooperated with this investigation both before and after issuance of the formal order of investigation in June 2003 and intends to continue doing so. CryoLife voluntarily reported the names of six employees and former employees to the SEC in December 2002 after discovering they had apparently sold CryoLife shares on August 14, 2002, before trading was halted pending CryoLife’s press release reporting the FDA Order. These individuals were not and are not executive officers of CryoLife. The formal order of investigation indicates that the SEC’s scope includes whether, during 2002, among other things, CryoLife or others may have traded while in possession of material nonpublic information, made (or caused to be made) false or misleading statements or omissions in press releases and SEC filings, and failed to maintain accurate records and adequate controls. The investigation could also encompass matters not specifically identified in the formal order. As of the date hereof, the SEC has had no discussions with CryoLife representatives as to whether or against whom it will seek relief, or the nature of any relief that may be sought. At present, CryoLife is unable to predict the ultimate focus or outcome of the investigation, or when it will be completed. An unfavorable outcome could have a material adverse effect on CryoLife’s reputation, business, financial position, results of operations, and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended March 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Programs
01/01/05 - 01/31/05	--	$--	--	--
02/01/05 - 02/28/05	--	--	--	--
03/01/05 - 03/31/05	281	7.81	--	--

Total	281	$7.81	--	--

The Company currently has no stock repurchase program, publicly announced or otherwise. The common shares shown were tendered to the Company in payment of the exercise price of outstanding options.

6% Convertible Preferred Stock

The Company did not repurchase any shares of its 6% convertible preferred stock in the quarter ended March 31, 2005.

Item 3.  Defaults Upon Senior Securities.
              None

Item 4.  Submission of Matters to a Vote of Security Holders.
              None

Item 5.  Other information.
              None.

Item 6.  Exhibits.

        The exhibit index can be found below.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.)

3.2	ByLaws of the Company, amendments adopted on December 8, 2004. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on December 10, 2004.)

3.3	Articles of Amendment to the Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.1	Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 33-56388).

10.1	Form of Purchase Agreement between CryoLife, Inc. and Piper Jaffray & Co. dated March 15, 2005. (Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 15, 2005.)

10.2	Credit Agreement by and between Cryolife Inc., Certain Subsidiaries of CryoLife, Inc., and Wells Fargo Foothill, Inc. dated February 8, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYOLIFE, INC. (Registrant)

/s/ STEVEN G. ANDERSON	/s/ DAVID ASHLEY LEE
STEVEN G. ANDERSON Chairman, President, and Chief Executive Officer (Principal Executive Officer)	DAVID ASHLEY LEE Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial and Accounting Officer)

May 6, 2005
DATE