Form 10-Q
period 2005-09-30
CRYOLIFE INC
filed 2005-11-03
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005
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

YES  [X]     NO  [_]

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).

YES  [_]     NO  [X]

The number of shares of common stock, par value $0.01 per share, outstanding on October 31, 2005 was 24,189,043.

CRYOLIFE, INC.
FORM 10-Q
For the Quarter Ended September 30, 2005
INDEX

Part I.	Financial Information

Item 1.	Financial Statements

CryoLife, Inc. and Subsidiaries Summary Consolidated Statements of Operations

CryoLife, Inc. Summary Consolidated Balance Sheets

CryoLife, Inc. Summary Consolidated Statements of Cash Flows

CryoLife, Inc. and Subsidiaries Notes to Summary Consoldiated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Part I — FINANCIAL INFORMATION

Item 1.  Financial statements

CRYOLIFE, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Products	$9,129	$9,151	$29,102	$27,213
Human tissue preservation services	7,329	6,955	22,219	19,234
Research grants	--	12	--	71

Total revenues	16,458	16,118	51,321	46,518

Costs and expenses:
Products	1,940	1,998	6,135	5,839
Human tissue preservation services
(Including write-downs of $626 for the
three months and $1,298 for the nine months
ended September 30, 2005 and $1,236 for the
three months and $6,394 for the nine months
ended September 30, 2004)	6,015	7,124	17,984	23,770
General, administrative, and marketing	11,085	12,127	42,726	31,968
Research and development	894	904	2,744	2,716
Interest expense	77	54	220	156
Interest income	(166)	(71)	(408)	(201)
Change in valuation of derivative	(412)	--	372	--
Other expense (income), net	37	(10)	212	27

Total costs and expenses	19,470	22,126	69,985	64,275

Loss before income taxes	(3,012)	(6,008)	(18,664)	(17,757)
Income tax expense (benefit)	106	--	190	(1,371)

Net loss	$(3,118)	$(6,008)	$(18,854)	$(16,386)

Effect of preferred stock	(243)	--	(533)	--

Net loss applicable to common shares	$(3,361)	$(6,008)	$(19,387)	$(16,386)

Loss per common share:
Basic	$(0.14)	$(0.26)	$(0.81)	$(0.72)

Diluted	$(0.14)	$(0.26)	$(0.81)	$(0.72)

Weighted average common shares outstanding:
Basic	24,161	23,287	23,839	22,928

Diluted	24,161	23,287	23,839	22,928

See accompanying notes to summary consolidated financial statements.

Item 1.  Financial Statements

CRYOLIFE, INC.
SUMMARY CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2005	December 31, 2004
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$8,600	$4,713
Marketable securities, at market	6,901	3,956
Restricted securities	556	563
Trade receivables, net	9,069	8,293
Other receivables	14,406	3,957
Deferred preservation costs, net	12,625	8,822
Inventories	4,689	4,767
Prepaid expenses and other assets	3,069	2,590

Total current assets	59,915	37,661

Property and equipment, net	25,629	28,724
Patents, net	4,914	4,978
Other long-term assets	2,773	1,898

TOTAL ASSETS	$93,231	$73,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,793	$2,569
Accrued expenses and other current liabilities	23,841	9,615
Accrued compensation	1,630	1,835
Accrued procurement fees	3,924	2,634
Derivative liability	626	--
Notes payable	869	--
Line of credit	3,500	--
Current maturities of capital lease obligations	946	1,319

Total current liabilities	38,129	17,972

Capital lease obligations, less current maturities	321	530
Other long-term liabilities	5,356	5,099

Total liabilities	43,806	23,601

Shareholders' Equity:
Preferred stock (325 issued shares in 2005)	3	--
Common stock (25,570 issued shares in 2005 and
24,805 shares in 2004)	256	248
Additional paid-in capital	113,982	94,846
Retained deficit	(57,644)	(38,257)
Deferred compensation	(35)	(222)
Accumulated other comprehensive income	195	361
Treasury stock at cost (1,392 shares in 2005 and
1,390 shares in 2004)	(7,332)	(7,316)

Total shareholders' equity	49,425	49,660

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$93,231	$73,261

See accompanying notes to summary consolidated financial statements.

Item 1.  Financial Statements

CRYOLIFE, INC.
SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Net cash from operating activities:
Net loss	$(18,854)	$(16,386)
Adjustments to reconcile net loss to net cash
from operating activities:
Gain on sale of marketable equity securities	(5)	--
Loss on sale of assets	146	24
Depreciation and amortization	3,816	4,121
Provision for doubtful accounts	72	72
Write-down of deferred preservation costs	1,298	6,575
Other non-cash adjustments to income	(138)	8
Non-cash employee compensation	166	--
Change in valuation of derivative	372	--
Changes in operating assets and liabilities:
Receivables	(754)	(5,106)
Income taxes	66	2,458
Deferred preservation costs and inventories	(5,023)	(6,181)
Prepaid expenses and other assets	1,542	1,599
Accounts payable, accrued expenses, and other liabilities	4,809	893

Net cash used in operating activities	(12,487)	(11,923)

Net cash from investing activities:
Capital expenditures	(664)	(697)
Other assets	(173)	2
Purchases of marketable securities	(21,690)	(560)
Sales and maturities of marketable securities	18,847	2,000

Net cash (used in) provided by investing activities	(3,680)	745

Net cash from financing activities:
Proceeds from debt issuance	3,765	--
Principal payments of debt	(265)	--
Payment of obligations under capital leases	(582)	(530)
Principal payments on short-term note payable	(1,613)	(2,188)
Proceeds from exercise of stock options and
issuance of common stock	308	349
Payment of preferred stock dividends	(533)	--
Proceeds from equity offerings	19,098	19,364

Net cash provided by financing activities	20,178	16,995

Increase in cash and cash equivalents	4,011	5,817
Effect of exchange rate changes on cash	(124)	(62)
Cash and cash equivalents, beginning of period	4,713	5,672

Cash and cash equivalents, end of period	$8,600	$11,427

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES
NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of Presentation

The accompanying unaudited summary consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, the statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife Form 10-K for the year ended December 31, 2004.

The Company expects that the following factors will continue to have an adverse impact on cash flows during the remainder of 2005:

o	The anticipated lower preservation service revenues as compared to preservation service revenues prior to the FDA Order, subsequent FDA activities, and related events (discussed in Note 2),

o	The high cost of human tissue preservation services as a percentage of revenue, as compared to the period prior to the FDA Order, as a result of lower tissue processing volumes and changes in processing methods, which have increased the cost of processing human tissue and have decreased yields of implantable tissue per donor,

o	An expected use of cash related to the defense and resolution of lawsuits and claims, and

o	The legal and professional costs related to ongoing FDA compliance.

The Company believes the following factors should have a favorable impact on cash flows from operations during the remainder of 2005, although there can be no assurance that the Company’s efforts will be successful:

o	Expected increases in the service fees for cardiovascular and vascular tissues due to fee increases implemented in July 2004 and January 2005, to reflect the higher cost of processing these tissues,

o	Improvements in yields of implantable tissues per donor over the levels experienced in 2003 and 2004 through process changes and process directives,

o	Expected increases in procurement of human tissues for processing during the remainder of 2005 as compared to the previous quarters of 2005, and

o	Anticipated decreases in cash payments related to insurance premiums.

The Company believes that its existing cash, cash equivalents, marketable securities, and available borrowings under its Credit Agreement, discussed in Note 6, will enable the Company to meet its liquidity needs through at least September 30, 2006.

The Company’s long term liquidity and capital requirements will depend upon numerous factors, including:

o	The success of BioGlue and other products using related technology,

o	The Company's ability to increase the level of tissue procurement and demand for its tissue preservation services,

o	The Company’s ability to reestablish sufficient margins on its tissue preservation services in the face of increased processing costs by improving yields and increasing prices,

o	The Company’s spending levels on its research and development activities, including research studies, to develop and support its product and service pipeline,

o	The resolution of the remaining outstanding product liability lawsuits and other claims (see Note 13), and

o	To a lesser degree, the Company’s success at resolving the issues with the FDA regarding processing of human tissue using the SynerGraft® technology.

If the Company is unable to address these issues and continues to experience negative operating cash flows, the Company anticipates that it may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet liquidity and capital requirements beyond September 30, 2006. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

On September 5, 2002 the Company entered into an agreement with the FDA (the “FDA Agreement”) that supplemented the FDA Order and allowed non-valved cardiac and vascular tissues subject to the recall (processed between October 3, 2001 and September 5, 2002) to be released for distribution after the Company had completed specified steps.

In addition pursuant to the FDA Agreement, the Company agreed to perform additional processing procedures and to establish a corrective action plan. The corrective actions taken have been reviewed by the FDA during subsequent inspections.

Other FDA Correspondence and Notices

An FDA Form 483 Notice of Observations (“483”) was issued in August 2005 in connection with the FDA inspections of the Company’s facilities in July 2005 (“July 2005 483”). The Company responded to the July 2005 483 in August 2005 and in September 2005. In response to the July 2005 483 the Company has implemented new and revised existing systems and procedures. The FDA may require the Company to implement additional corrective actions, perform additional validation testing, or supply additional information related to the inspections, and has the authority to take other actions which may be more burdensome. The Company has and will continue to work with the FDA to review process improvements and address any outstanding observations.

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

On December 8, 2003 the Company received a letter from the FDA stating that it was the agency’s position that cardiovascular tissues processed with the SynerGraft technology should be regulated as medical devices. On September 14, 2004 the Company met with the FDA to discuss the data to be used to support a formal Request for Designation (“RFD”) filing for SynerGraft processed cardiovascular tissue, including the CryoVein SG. An RFD submission establishes the regulatory status of the tissue. The Company submitted the RFD on October 5, 2004. The FDA affirmed its original decision in letters received in December 2004. That decision was subject to an administrative appeal. On October 20, 2005 CryoLife was informed that the FDA had denied the appeal and that CryoLife will be unable to distribute CryoVein tissues with the SynerGraft technology until further submissions and FDA clearances are granted. The Company is evaluating whether it will file and seek a premarket approval for CryoVein SG or discontinue the CryoVein SG.

In 2003 the Company suspended the use of the SynerGraft technology in the processing of allograft tissue and the distribution of tissues on hand previously processed with the SynerGraft technology until the regulatory issues associated with these tissues are resolved. Additionally, the Company discontinued labeling its vascular grafts for use as A-V access grafts. Until such time as the issues surrounding SynerGraft are resolved, the Company will employ its traditional processing methods on these tissues. During the year ended December 31, 2004, the Company wrote down $353,000 in SynerGraft processed cardiovascular and vascular tissues. As of September 30, 2005 the Company had no deferred preservation costs related to SynerGraft processed tissues on its Summary Consolidated Balance Sheets.

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

As of September 30, 2005 $6.9 million of marketable securities were designated as available-for-sale, and $556,000 of marketable securities were designated as held-to-maturity. These securities were designated held-to-maturity due to a contractual commitment to hold the securities as pledged collateral relating to one of the Company’s product liability insurance policies, and, therefore, they are reported as restricted securities on the September 30, 2005 Summary Consolidated Balance Sheet. As of December 31, 2004 $4.0 million of marketable securities were designated as available-for-sale, and $563,000 of marketable securities were designated as held-to-maturity.

The following is a summary of cash equivalents and marketable securities (in thousands):

September 30, 2005	Cost Basis	Unrealized Holding (Losses) Gains	Estimated Market Value
Cash equivalents:
Money market funds	$7,502	$--	$7,502
Marketable securities:
Government entity sponsored debt securities	$4,934	$(5)	$4,929
US Treasury debt securities	1,972	--	1,972

Total marketable securities	$6,906	$(5)	$6,901

Restricted securities:
Government entity sponsored debt securities	$556	$--	$556

December 31, 2004	Cost Basis	Unrealized Holding (Losses) Gains	Estimated Market Value
Cash equivalents:
Money market funds	$2,290	$--	$2,290
Marketable securities:
Municipal obligations	$3,138	$43	$3,181
Variable rate demand notes	775	--	775

Total marketable securities	$3,913	$43	$3,956

Restricted securities:
Government entity sponsored debt securities	$563	$--	$563

Gross realized gains on sales of available-for-sale securities totaled $5,000 for the nine months ended September 30, 2005 and zero for the twelve months ended December 31, 2004. Differences between cost and market listed above, consisting of a net unrealized holding loss of $5,000 less deferred taxes of zero at September 30, 2005 and a net unrealized holding gain of $43,000 less deferred taxes of $11,000 at December 31, 2004, are included as a separate component of other comprehensive income in the shareholders’ equity section of the Summary Consolidated Balance Sheets.

At September 30, 2005 the Company’s $6.9 million in marketable securities had a maturity date between 90 days and 1 year. At December 31, 2004 approximately $2.2 million of the Company’s marketable securities had a maturity date between 90 days and 1 year, approximately $1.0 million had a maturity date between 1 and 5 years, and approximately $775,000 had a maturity date of greater than 5 years.

Note 4 — Inventories

Inventories are comprised of the following (in thousands):

	September 30 2005	December 31, 2004
	(Unaudited)

Raw materials	$3,202	$2,780
Work-in-process	395	246
Finished goods	1,092	1,741

	$4,689	$4,767

Note 5 – Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets beginning in 2002 primarily as a result of write-downs of deferred preservation costs, accruals for product liability claims, and operating losses, reflecting reductions in revenues and additional professional fees, as a result of the FDA Order, subsequent FDA activities, and related events. The Company continued to generate deferred tax assets for the nine months ended September 30, 2005 primarily as a result of operating losses. The Company periodically assesses the recoverability of its deferred tax assets and provides a valuation allowance when management believes it is more likely than not that its deferred tax assets will not be realized.

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

For the nine months ended September 30, 2005 the Company did not experience any changes that would materially affect the Company’s analysis of and valuation of its deferred tax assets. As of September 30, 2005 the Company had a total of $25.0 million in valuation allowances against deferred tax assets and a net deferred tax asset balance of zero.

As of September 30, 2005 the Company had income tax receivables related to federal income tax losses from the year ended December 31, 2004 that can be carried back to prior years to offset income taxes paid and should result in approximately $1.3 million in refunds to the Company.

Note 6 – Debt

On February 8, 2005 CryoLife and its subsidiaries entered into a new credit agreement with Wells Fargo Foothill, Inc. as lender (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate amount equal to the lesser of $15.0 million (including a letter of credit subfacility of up to an aggregate of $2.0 million) or a borrowing base determined in accordance with the terms of the Credit Agreement. Generally, the borrowing base is 20% of the appraised value of the business of CryoLife, reduced by specified lender reserves. The Credit Agreement places limitations on the amount that the Company may borrow, and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife maintain quarterly (i) a minimum aggregate borrowing capacity plus cash and cash equivalents, as defined, of $12.5 million or (ii) achieve an increasing level of minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”), BioGlue gross margins greater than 70% for the preceding twelve months, and cash and cash equivalents, as defined, of $5.0 million. While the Company currently expects that its aggregate borrowing capacity under the Credit Agreement will equal $15.0 million, there can be no assurance that the capacity will remain at this level. The Credit Agreement also includes customary conditions on incurring new indebtedness and limitations on cash dividends. Cash dividends on any class of capital stock are prohibited; provided that cash dividends on preferred stock may be paid so long as the Company maintains $7.5 million, in the aggregate, of cash, cash equivalents, and borrowing capacity, as defined. There is no restriction on the payment of stock dividends. Commitment fees are paid based on the unused portion of the facility. The Credit Agreement expires on February 7, 2008, at which time the outstanding principal balance will be due. Due to the terms of the Credit Agreement, including a subjective acceleration clause and springing lockbox requirement, and due to the net losses and negative cash flows experienced by the Company since the FDA Order, the Company has classified amounts due under the Credit Agreement as short-term debt on the September 30, 2005 Summary Consolidated Balance Sheet in accordance with the provisions of FASB Technical Bulletin No. 79-3 (As Amended).

Amounts borrowed under the Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest at the bank’s prime rate plus 1%, which was 7.75% as of September 30, 2005. During the first quarter of 2005 CryoLife borrowed approximately $265,000 against the $15.0 million then available under the Credit Agreement, and used such borrowings to pay certain expenses of the transaction and related interest expenses and fees. During the third quarter of 2005, CryoLife borrowed approximately $3.5 million, and used such borrowings to pay costs associated with a legal settlement. As of September 30, 2005 the outstanding balance of the Credit Agreement was $3.5 million, borrowing availability was $11.5 million, and total borrowing capacity was $15.0 million.

In the quarter ended June 30, 2005 the Company entered into two agreements to finance approximately $1.7 million and $761,000, respectively, in insurance premiums associated with the yearly renewal of certain Company insurance policies. The amounts financed accrue interest at a 4.98% and 5.01% rate, respectively, and are payable in equal monthly payments over a nine month period and an eight month period, respectively. As of September 30, 2005 the aggregate outstanding balance of the agreements was $869,000.

In April 2004 the Company entered into two agreements to finance approximately $1.9 million and $1.5 million, respectively, in insurance premiums associated with the yearly renewal of certain Company insurance policies. The amounts financed accrue interest at a 3.25% rate and are payable in equal monthly payments over a nine month period and an eight month period, respectively. As of September 30, 2005 the outstanding balance under the agreements was zero.

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

On March 18 and April 19, 2005 the Company completed a public offering of 417,000 shares of 6% convertible preferred stock (the “Preferred Stock”) at a price to the public of $50.00 per share. Net proceeds from the offering, after deducting underwriting discounts and offering-related expenses, totaled approximately $19.1 million.

Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of January, April, July, and October, commencing July 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. On June 2, 2005 the Company declared a dividend of $0.8667 per share on its 6% convertible preferred stock. The dividend of approximately $290,000 was paid on July 1, 2005 to shareholders of record on June 20, 2005. On September 12, 2005 the Company declared a dividend of $0.75 per share on its 6% convertible preferred stock. The dividend of approximately $243,000 was paid on October 1, 2005 to shareholders of record on September 22, 2005.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 6.2189 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $8.04. The initial conversion price is subject to adjustment in certain events. The Company reserved 4,600,000 shares of common stock for issuance upon conversion. At September 30, 2005 holders had voluntarily converted 92,500 shares of Preferred Stock into 575,240 shares of common stock.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $12.06, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the Preferred Stock into common stock prior to April 1, 2008, the Company will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock, the “Dividend Make-Whole Payment”. The Dividend Make-Whole Payment is payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. At September 30, 2005 the Company had issued 118,526 shares of common stock to converting holders in satisfaction of this additional payment.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company is required to separate and account for the Dividend Make-Whole Payment feature of the Preferred Stock, (the “Derivative,”) as an embedded derivative. As an embedded derivative instrument, the Dividend Make-Whole Payment feature must be measured at fair value and reflected as a current liability on the Company’s Summary Consolidated Balance Sheets. Changes in the fair value of the Derivative are recognized in the line item change in valuation of derivative as a non-operating income/expense on the Company’s Summary Consolidated Statements of Operations. The Company determined the fair value of the Derivative to be $1.0 million on March 18, 2005, the date of issuance. The Company determined the fair value of the Derivative related to the issuance upon exercise of the underwriter’s over allotment option to be $32,000 on April 19, 2005, the date of issuance. These amounts were allocated from the proceeds of the Preferred Stock to the derivative liability.

Due to voluntary conversions, which took place during the period from March 18, 2005 through September 30, 2005, and due to the quarterly revaluation of the derivative liability, the Company recorded other income of $412,000 for the three months ended September 30, 2005 and other expense of $372,000 for the nine months ended September 30, 2005. At September 30, 2005 the derivative liability was valued at $626,000.

The Preferred Stock has a liquidation preference of $50 per share, plus accrued and unpaid dividends. The liquidation preference of the Preferred Stock was approximately $16.2 million as of September 30, 2005 after the payment by the Company in late September of the October 1, 2005 dividend.

The Company may elect to redeem the Preferred Stock, in whole or in part, at declining redemption prices on or after April 7, 2008.

The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.

Note 9 – Comprehensive Income (Loss)

The following is a summary of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Net loss	$(3,118)	$(6,008)	$(18,854)	$(16,386)
Unrealized loss on investments	(13)	(6)	(37)	(38)
Translation adjustment	20	(20)	(129)	(70)

Comprehensive loss	$(3,111)	$(6,034)	$(19,020)	$(16,494)

The tax effect on the change in unrealized gain/loss on investments is zero and a benefit of $3,000 for the three months ended September 30, 2005 and 2004, respectively. The tax effect on the change in unrealized gain/loss on investments is a benefit of $11,000 and $20,000 for the nine months ended September 30, 2005 and 2004, respectively. The tax effect on the translation adjustment is zero for each period presented.

Components of accumulated other comprehensive income consist of the following, net of tax (in thousands):

	September 30, 2005	December 31, 2004
	(Unaudited)

Unrealized (loss) gain on investments	$(5)	$32
Translation adjustment	200	329

Total accumulated other comprehensive income	$195	$361

Note 10 – Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data). The net loss for the three and nine months ended September 30, 2005 is adjusted by the effect of the Company’s cumulative, convertible Preferred Stock to arrive at net loss applicable to common shares in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). The Company also considers the effect of its Preferred Stock, as discussed in Note 8, and common stock options, as discussed in Note 11, in the calculation of diluted weighted-average shares below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Numerator for basic loss per common share:
Net loss	$(3,118)	$(6,008)	$(18,854)	$(16,386)
Effect of preferred stock [a]	(243)	--	(533)	--

Net loss applicable to common shares	$(3,361)	$(6,008)	$(19,387)	$(16,386)

Denominator for basic loss per common share
Basic weighted-average shares	24,161	23,287	23,839	22,928

Basic loss per common share	$(0.14)	$(0.26)	$(0.81)	$(0.72)

Numerator for diluted loss per common share:
Net loss	$(3,118)	$(6,008)	$(18,854)	$(16,386)
Effect of preferred stock [a,b]	(243)	--	(533)	--

Net loss applicable to common shares	$(3,361)	$(6,008)	$(19,387)	$(16,386)

Denominator for diluted loss per common share:
Basic weighted-average shares	24,161	23,287	23,839	22,928
Effect of dilutive convertible
preferred stock [b]	--	--	--	--
Effect of dilutive stock options [c]	--	--	--	--

Adjusted weighted-average shares	24,161	23,287	23,839	22,928

Diluted loss per common share	$(0.14)	$(0.26)	$(0.81)	$(0.72)

[a]	The amount of the accumulated dividend on the Preferred Stock increases the net loss applicable to common shares by $243,000 and $533,000 for the three and nine months ended September 30, 2005, respectively.

[b]	The adjustment for voluntary conversions of Preferred Stock which took place during the period from March 18, 2005 through September 30, 2005 and the adjustment for the quarterly revaluation of the derivative liability, would have increased the net loss applicable to common shareholders by $412,000 for the three months ended September 30, 2005 and decreased the net loss applicable to common shareholders by $372,000 for the nine months ended September 30, 2005. The common shares that would be issued to shareholders upon conversion of the remaining Preferred Stock and in payment of the remaining Dividend Make-Whole Payment would have increased the weighted-average shares by 2.4 million and 1.9 million for the three and nine months ended September 30, 2005, respectively. These adjustments were excluded from the calculation above as they were anti-dilutive pursuant to the provisions of SFAS 128.

[c]	Outstanding options to purchase the Company’s common stock that would have resulted in additional dilutive common shares of 387,000 and 325,000 for the three months ended September 30, 2005 and 2004, respectively, and 382,000 and 353,000 for the nine months ended September 30, 2005 and 2004, respectively, were excluded from the calculation, as these items were anti-dilutive pursuant to the provisions of SFAS 128.

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

The Company expects to adopt SFAS 123 Revised “Share-Based Payment” (“SFAS 123-R”) in the fourth quarter of 2005. In anticipation of this adoption, on September 30, 2005 the Company’s Board of Directors approved the accelerated vesting of unvested and “out-of-the-money” options with an exercise price equal to or greater than $6.97, the closing price of the Company’s common stock on September 29, 2005. Vesting was accelerated on a total of 166,925 options with a range of exercise prices from $7.03 to $31.99. As a result of this accelerated vesting, the Company recorded an additional pro forma expense of $1.4 million for the three and nine months ended September 30, 2005. This expense is deducted from the net loss applicable to common shares – as reported to calculate net loss applicable to common shareholders – pro forma and the corresponding pro forma loss per share amounts in the tables below. The decision to initiate the accelerated vesting, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense related to unvested "out-of-the money" options that might be recorded in future periods following the Company’s expected adoption of SFAS 123-R in the fourth quarter of 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	.340	.589	.519	.600
Risk-free interest rate	3.17%	3.13%	3.36%	3.54%
Expected life of options	0.3 Years	3.7 Years	3.2 Years	4.4 Years

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods. The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Basic net loss applicable to common
shares - as reported	$(3,361)	$(6,008)	$(19,387)	$(16,386)
Stock-based employee compensation:
Add expense included in net loss	51	--	166	--
Deduct expense determined under
the fair value based method for
all awards	(1,634)	(286)	(3,253)	(1,810)

Basic net loss applicable to common
shares - pro forma	$(4,944)	$(6,294)	$(22,474)	$(18,196)

Basic weighted-average shares	24,161	23,287	23,839	22,928

Basic loss per common share:
As reported	$(0.14)	$(0.26)	$(0.81)	$(0.72)

Pro forma	$(0.20)	$(0.27)	$(0.94)	$(0.79)

Diluted net loss applicable to common
shares - as reported	$(3,361)	$(6,008)	$(19,387)	$(16,386)
Stock-based employee compensation:
Add expense included in net loss	51	--	166	--
Deduct expense determined under
the fair value based method for
all awards	(1,634)	(286)	(3,253)	(1,810)

Diluted net loss applicable to common
shares - pro forma	$(4,944)	$(6,294)	$(22,474)	$(18,196)

Diluted weighted-average shares	24,161	23,287	23,839	22,928

Diluted loss per common share:
As reported	$(0.14)	$(0.26)	$(0.81)	$(0.72)

Pro forma	$(0.20)	$(0.27)	$(0.94)	$(0.79)

Note 12 – Segment Information

The Company has two reportable segments organized according to its products and services: Implantable Medical Devices and Human Tissue Preservation Services.

The Implantable Medical Devices segment includes external revenue from product sales of BioGlue and bioprosthetic devices, including stentless porcine heart valves and SynerGraft processed bovine vascular grafts. The Human Tissue Preservation Services segment includes external services revenue from cryopreservation of cardiac, vascular, and orthopaedic allograft tissues. There are no intersegment revenues.

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenue:
Implantable medical devices	$9,129	$9,151	$29,102	$27,213
Human tissue preservation services	7,329	6,955	22,219	19,234
All other [a]	--	12	--	71

	16,458	16,118	51,321	46,518

Cost of Products and Preservation Services:
Implantable medical devices	1,940	1,998	6,135	5,839
Human tissue preservation services	6,015	7,124	17,984	23,770
All other [a]	--	--	--	--

	7,955	9,122	24,119	29,609

Gross Margin (Loss):
Implantable medical devices	7,189	7,153	22,967	21,374
Human tissue preservation services	1,314	(169)	4,235	(4,536)
All other [a]	--	12	--	71

	$8,503	$6,996	$27,202	$16,909

[a]	The "All other" designation includes grant revenue.

The following table summarizes net revenues by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

BioGlue	$8,917	$8,914	$28,340	$26,519
Human tissue preservation services:
Cardiovascular tissue	3,139	3,476	10,407	9,737
Vascular tissue	2,825	2,636	8,281	7,771
Orthopaedic tissue	1,365	843	3,531	1,726

Total preservation services	7,329	6,955	22,219	19,234

Bioprosthetic devices	212	237	762	694
Research grants	--	12	--	71

	$16,458	$16,118	$51,321	$46,518

Note 13 – Commitments and Contingencies

Product Liability Claims

In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. Following the FDA Order, a greater number of lawsuits than has historically been experienced were filed. As of November 1, 2005 the Company was aware of six pending product liability lawsuits. The lawsuits are currently in the pre-discovery or discovery stages. Of these lawsuits, two allege product liability claims arising out of the Company’s orthopaedic tissue services, three allege product liability claims arising out of the Company’s allograft heart valve tissue services, and one alleges a product liability claim arising from BioGlue.

As of November 1, 2005 there were two outstanding product liability lawsuits against the Company that are covered by the 2004/2005 insurance policy. The Company believes its insurance policy to be adequate to defend against the covered lawsuits in this time period. Additionally, there are four outstanding product liability lawsuits against the Company that are not covered by insurance policies, as either the Company has used all of its insurance coverage related to that policy year, or the claims were asserted against the Company in periods after the coverage in the related incident year had lapsed. Additional uninsured claims may be filed in the future. Other product liability claims have been asserted against the Company that have not resulted in lawsuits. The Company is monitoring these claims.

The Company performed an analysis as of September 30, 2005 of the settled but unpaid claims and the pending product liability claims based on settlement negotiations to date and advice from counsel. As of September 30, 2005 the Company had accrued a total of approximately $1.1 million for settled but unpaid claims and pending product liability claims and recorded zero representing amounts to be recovered from the Company’s insurance carriers. The $1.1 million accrual is included as a component of accrued expenses and other current liabilities on the September 30, 2005 Summary Consolidated Balance Sheet. This amount represents the Company’s estimate of the probable losses related to two settled but unpaid claims and three of the six pending product liability claims. The Company has not recorded an accrual for the remaining three product liability claims because management has concluded that either a loss is remote or that, although a loss is reasonably possible or probable, a reasonable estimate of that loss or the range of losses cannot be made at this time.

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

On April 1, 2005 the Company bound coverage for the 2005/2006 insurance policy year. This policy is a three-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2006 and reported during the period April 1, 2005 through March 31, 2006 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used. In July 2005 the Company retained an independent actuarial firm to perform revised estimates of the unreported claims as of June 30, 2005 and December 31, 2005. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

o	A ceiling of $5.0 million was selected for actuarial purposes in determining the liability per claim given the uncertainty in projecting claim losses in excess of $5.0 million,

o	The future claim reporting lag time would be a blend of the Company’s experiences and industry data,

o	The frequency of unreported claims for accident years 2001 through 2005 would be lower than the Company’s experience since the 2002/2003 policy year, but higher than the Company’s historical claim frequency prior to the 2002/2003 policy year,

o	The average cost per claim would be lower than the Company’s experience since the 2002/2003 policy year, but higher than the Company’s historical cost per claim prior to the 2002/2003 policy year,

o	The average cost per BioGlue claim would be consistent with the Company’s overall historical exposures until adequate historical data is available on this product line, and

o	The number of BioGlue claims per million dollars of BioGlue revenue would be 30% lower than non-BioGlue claims per million dollars of revenue. The 30% factor was selected based on BioGlue claims experience to-date and the actuary’s judgment.

The Company believes that these assumptions provide a reasonable basis for the calculation of the unreported product liability loss, but actual developments could differ materially from the assumptions above. The accuracy of the actuarial firm’s estimates is limited by the general uncertainty that exists for any estimate of future activity due to uncertainties surrounding the assumptions used and due to Company specific conditions, including the FDA Order, the Company’s recent levels of litigation activity, the Company’s low volume of pre-FDA Order historical claims, and the scarcity of industry data directly relevant to the Company’s business activities. Due to these factors, actual results may differ significantly from the amounts accrued.

Based on the actuarial valuation performed in July 2005 as of June 30, 2005 and December 31, 2005, the Company estimated that its liability for unreported product liability claims was $8.0 million as of June 30, 2005 and would be $8.8 million as of December 31, 2005. In accordance with Emerging Issues Task Force Issue 03-8, the Company has accrued a prorated amount of $8.4 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to September 30, 2005. The $8.4 million balance is included as a component of accrued expenses and other current liabilities of $4.3 million and other long-term liabilities of $4.1 million on the September 30, 2005 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $14.8 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of September 30, 2005, $2.6 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.6 million insurance recoverable is included as a component of other receivables of $1.1 million and other long-term assets of $1.5 million on the September 30, 2005 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to September 30, 2005. Actual results may differ from this estimate.

Class Action Lawsuit

Several putative class action lawsuits were filed in July through September 2002 against the Company and certain officers of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on a series of purportedly materially false and misleading statements to the market. The suits were consolidated, and a consolidated amended complaint filed, that principally alleges that the Company made misrepresentations and omissions relating to product safety and the Company did not comply with certain FDA regulations regarding the handling and processing of certain tissues and other product safety matters. The consolidated complaint sought certification of a class of purchasers between April 2, 2001 and August 14, 2002, compensatory damages, and other expenses of litigation. The Company and the other defendants filed a motion to dismiss the consolidated complaint on February 28, 2003, which motion the U.S. District Court for the Northern District of Georgia denied in part and granted in part on May 27, 2003. The discovery phase of the case commenced on July 16, 2003. On December 16, 2003 the Court certified a class of individuals and entities who purchased or otherwise acquired CryoLife stock from April 2, 2001 through August 14, 2002. On March 11, 2005 defendants moved for summary judgment on all of plaintiffs’ claims, and plaintiffs moved for partial summary judgment as to some of their claims against certain defendants. On June 17, 2005 the court denied plaintiffs’ motion for partial summary judgment and granted in part and denied in part defendants’ motion for summary judgment.

On July 21, 2005 the Company reached an agreement in principle to settle the securities class action lawsuit. The settlement will resolve all claims asserted against the Company and the individual defendants in this case. The terms of the settlement, which must be approved by the court following notice to the class, include a total settlement of $23.25 million, of which $19.5 million is to be paid in cash and $3.75 million in CryoLife common stock. The cash payment, which included approximately $12.0 million in insurance proceeds and approximately $7.5 million in Company funds, has been placed into an escrow account, in the fourth and third quarter, respectively, pending court approval and the settlement becoming final. The stock transfer of $3.75 million will likewise be completed if and when the settlement is approved by the court and becomes final. The Company and the individual defendants have denied any wrongdoing and liability whatsoever, and the settlement does not contain any admission of liability.

As of September 30, 2005 the Company had accrued $15.9 million for the settlement payment and legal fees incurred but unpaid related to this case and recorded an asset of $12.0 million representing the anticipated recovery of these fees from the Company’s insurance carrier which was placed into an escrow account in October 2005. The $15.9 million accrual is included as a component of accrued expenses and other current liabilities and the $12.0 million insurance receivable is included as a component of other receivables on the September 30, 2005 Summary Consolidated Balance Sheet.

The Company has filed a request for mediation under its insurance policies to assert a claim against two of its insurance carriers. The claim is for recovery of monetary losses of approximately $11.25 million paid by the Company in excess of policy limits to settle the securities class action lawsuit. The claim alleges that the loss resulted from the carriers’ bad faith failure to settle. There can be no assurance that the claim will be successful. The Company has not recorded a gain related to this claim.

Shareholder Derivative Action

On August 30, 2002 a purported shareholder derivative action was filed by Rosemary Lichtenberger against Steven G. Anderson, Albert E. Heacox, John W. Cook, Ronald C. Elkins, Virginia C. Lacy, Ronald D. McCall, Alexander C. Schwartz, and Bruce J. Van Dyne in the Superior Court of Gwinnett County, Georgia. The suit, which named the Company as a nominal defendant, alleged that the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to engage in certain inappropriate practices that caused the Company to suffer damages. The complaint was preceded by one day by a letter written on behalf of Ms. Lichtenberger demanding that the Company’s Board of Directors take certain actions in response to her allegations. On January 16, 2003 another purported derivative suit alleging claims similar to those of the Lichtenberger suit was filed in the Superior Court of Fulton County by complainant Robert F. Frailey. As in the Lichtenberger suit, the filing of the complaint in the Frailey action was preceded by a demand letter sent on Frailey’s behalf to the Company’s Board of Directors. Both complaints sought undisclosed damages, costs and attorney’s fees, punitive damages, and prejudgment interest against the individual defendants derivatively on behalf of the Company.

A settlement with respect to the shareholder derivative lawsuit was agreed to by the parties and approved by the board and the court. Pursuant to the settlement, the Company paid $3.5 million, in the third quarter of 2005, related to the plaintiffs’ counsel fees and expenses. The $3.5 million payment was entirely covered by the Company’s insurance carriers. Additionally, as part of the settlement, the Company and its management have also agreed to several changes in corporate governance, including the identification and appointment of a new director with regulatory experience, the formation of a regulatory affairs and quality assurance committee, and the adoption of SFAS 123 Revised “Share-Based Payment” (“SFAS 123-R”) in the quarter preceding the quarter in which expensing of share-based payments is required, which is expected to be fourth quarter of 2005.

SEC Investigation

On August 19, 2002 the Company issued a press release announcing that on August 17, 2002, the Company received a letter from the Atlanta District Office of the SEC inquiring about certain matters relating to the Company’s August 14, 2002 announcement of the FDA Order. The SEC notified the Company in July 2003 that the inquiry became a formal investigation in June 2003. CryoLife has cooperated with this investigation both before and after the issuance of the formal order of investigation in June 2003 and intends to continue doing so. CryoLife voluntarily reported the names of six employees and former employees to the SEC in December 2002 after discovering they had apparently sold CryoLife shares on August 14, 2002, before trading was halted pending CryoLife’s press release reporting the FDA Order. These individuals were not and are not executive officers of CryoLife. The formal order of investigation indicates that the SEC’s scope includes whether, during 2002, among other things, CryoLife or others may have traded while in possession of material nonpublic information, made (or caused to be made) false or misleading statements or omissions in press releases and SEC filings, and failed to maintain accurate records and adequate controls. The investigation could also encompass matters not specifically identified in the formal order. On September 15, 2005 the SEC announced that it had commenced proceedings in federal district court against certain of the above-referenced former and current employees (and certain of their spouses) for alleged illegal insider trading arising out of their August 14, 2002 trading activities. Certain of those proceedings resulted in settlements with the SEC, while other proceedings remain pending. As of the date hereof, the SEC has had no discussions with CryoLife as to whether the SEC will seek relief against CryoLife, or the nature of any relief that may be sought. At present, CryoLife is unable to predict the ultimate focus or outcome of the investigation, or when it will be completed. An unfavorable outcome could have a material adverse effect on CryoLife’s reputation, business, financial position, results of operations, and cash flows.

Note 14 – Subsequent Events

On November 1, 2005 the Compensation Committee of the Board of Directors determined that the Company’s supplemental life insurance program should be terminated and unwound. The three participating executive officers will no longer be required to repay the Company for the aggregate premiums paid by it. Although this will not result in additional Company cash outlay, this change will result in additional expense of $253,000 to be recognized by the Company in the fourth quarter of 2005.

On November 2, 2005 the Company amended and restated its Rights Agreement, which was entered into on November 27, 1995, to extend its expiration date to November 23, 2015 and make other changes.

PART I — FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For CryoLife, Inc. (“CryoLife” or the “Company”), the quarter ended September 30, 2005 brought the resolution of several outstanding legal matters. The Company borrowed $3.5 million under its Credit Agreement and used cash on hand to pay $7.5 million toward the settlement of the class action lawsuit in accordance with the settlement plan announced earlier in the third quarter. An additional amount payable by the Company’s insurance policy holders was made early in the fourth quarter and common stock with a stipulated value of approximately $3.75 million and additional legal fees are expected to be paid in the fourth quarter of 2005. In addition the Company’s insurers paid $3.5 million for the settlement of the shareholder derivative lawsuit and a settlement agreement and dismissal were reached on two product liability lawsuits during the quarter ended September 30, 2005. An agreement was reached to settle one additional lawsuit shortly after quarter-end, bringing the Company’s total outstanding product liability lawsuits to its lowest level since before the FDA Order in 2002. See the “Results of Operations” section below for additional analysis of the third quarter results.

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

On September 5, 2002 the Company entered into an agreement with the FDA (the “FDA Agreement”) that supplemented the FDA Order and allowed non-valved cardiac and vascular tissues subject to the recall (processed between October 3, 2001 and September 5, 2002) to be released for distribution after the Company had completed specified steps.

In addition pursuant to the FDA Agreement, the Company agreed to perform additional processing procedures and to establish a corrective action plan. The corrective actions taken have been reviewed by the FDA during subsequent inspections.

Other FDA Correspondence and Notices

An FDA Form 483 Notice of Observations (“483”) was issued in August 2005 in connection with the FDA inspections of the Company’s facilities in July 2005 (“July 2005 483”). The Company responded to the July 2005 483 in August 2005 and in September 2005. In response to the July 2005 483 the Company has implemented new and revised existing systems and procedures. The FDA may require the Company to implement additional corrective actions, perform additional validation testing, or supply additional information related to the inspections, and has the authority to take other actions which may be more burdensome. The Company has and will continue to work with the FDA to review process improvements and address any outstanding observations.

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

On December 8, 2003 the Company received a letter from the FDA stating that it was the agency’s position that cardiovascular tissues processed with the SynerGraft technology should be regulated as medical devices. On September 14, 2004 the Company met with the FDA to discuss the data to be used to support a formal Request for Designation (“RFD”) filing for SynerGraft processed cardiovascular tissue, including the CryoVein SG. An RFD submission establishes the regulatory status of the tissue. The Company submitted the RFD on October 5, 2004. The FDA affirmed its original decision in letters received in December 2004. That decision was subject to an administrative appeal. On October 20, 2005 CryoLife was informed that the FDA had denied the appeal and that CryoLife will be unable to distribute CryoVein tissues with the SynerGraft technology until further submissions and FDA clearances are granted. The Company is evaluating whether it will file and seek a premarket approval for CryoVein SG or discontinue the CryoVein SG.

In 2003 the Company suspended the use of the SynerGraft technology in the processing of allograft tissue and the distribution of tissues on hand previously processed with the SynerGraft technology until the regulatory issues associated with these tissues are resolved. Additionally, the Company discontinued labeling its vascular grafts for use as A-V access grafts. Until such time as the issues surrounding SynerGraft are resolved, the Company will employ its traditional processing methods on these tissues. During the year ended December 31, 2004 the Company wrote down $353,000 in SynerGraft processed cardiovascular and vascular tissues. As of September 30, 2005 the Company had no deferred preservation costs related to SynerGraft processed tissues on its Summary Consolidated Balance Sheets.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Part I, Item 1, “Note 1 of the Notes to Summary Consolidated Financial Statements,” as filed in the Form 10-K for the fiscal year ended December 31, 2004. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information, which require the Company to make estimates and assumptions. The following are accounting policies that management believes are most important to the portrayal of the Company’s financial condition and results and may involve a higher degree of judgment and complexity.

Product Liability Claims:  In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. Following the FDA Order, a greater number of lawsuits than has historically been experienced were filed. As of November 1, 2005 the Company was aware of six pending product liability lawsuits. The lawsuits are currently in the pre-discovery or discovery stages. Of these lawsuits, two allege product liability claims arising out of the Company’s orthopaedic tissue services, three allege product liability claims arising out of the Company’s allograft heart valve tissue services, and one alleges product liability claims arising from BioGlue.

As of November 1, 2005 there were two outstanding product liability lawsuits against the Company that are covered by the 2004/2005 insurance policy year. The Company believes its insurance policy to be adequate to defend against the covered lawsuits in this time period. Additionally, there are four outstanding product liability lawsuits against the Company that are not covered by insurance policies, as either the Company has used all of its insurance coverage related to that policy year, or the claims were asserted against the Company in periods after the coverage in the related incident year had lapsed. Additional uninsured claims may be filed in the future. Other product liability claims have been asserted against the Company that have not resulted in lawsuits. The Company is monitoring these claims.

The Company performed an analysis as of September 30, 2005 of the settled but unpaid claims and the pending product liability claims based on settlement negotiations to date and advice from counsel. As of September 30, 2005 the Company had accrued a total of $1.1 million for settled but unpaid claims and pending product liability claims and recorded zero representing amounts to be recovered from the Company’s insurance carriers. The $1.1 million accrual is included as a component of accrued expenses and other current liabilities on the September 30, 2005 Summary Consolidated Balance Sheet. This amount represents the Company’s estimate of the probable losses related to two settled but unpaid claims and three of the six pending product liability claims. The Company has not recorded an accrual for the remaining three product liability claims because management has concluded that either a loss is remote or that, although a loss is reasonably possible or probable, a reasonable estimate of that loss or the range of losses cannot be made at this time.

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

On April 1, 2005 the Company bound coverage for the 2005/2006 insurance policy year. This policy is a three-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2006 and reported during the period April 1, 2005 through March 31, 2006 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used. In July 2005 the Company retained an independent actuarial firm to perform revised estimates of the unreported claims as of June 30, 2005 and December 31, 2005. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

o	A ceiling of $5.0 million was selected for actuarial purposes in determining the liability per claim given the uncertainty in projecting claim losses in excess of $5.0 million,

o	The future claim reporting lag time would be a blend of the Company’s experiences and industry data,

o	The frequency of unreported claims for accident years 2001 through 2005 would be lower than the Company’s experience since the 2002/2003 policy year, but higher than the Company’s historical claim frequency prior to the 2002/2003 policy year,

o	The average cost per claim would be lower than the Company’s experience since the 2002/2003 policy year, but higher than the Company’s historical cost per claim prior to the 2002/2003 policy year,

o	The average cost per BioGlue claim would be consistent with the Company’s overall historical exposures until adequate historical data is available on this product line, and

o	The number of BioGlue claims per million dollars of BioGlue revenue would be 30% lower than non-BioGlue claims per million dollars of revenue. The 30% factor was selected based on BioGlue claims experience to-date and the actuary’s judgment.

The Company believes that these assumptions provide a reasonable basis for the calculation of the unreported product liability loss, but actual developments could differ materially from the assumptions above. The accuracy of the actuarial firm’s estimates is limited by the general uncertainty that exists for any estimate of future activity due to uncertainties surrounding the assumptions used and due to Company specific conditions, including the FDA Order, the Company’s recent levels of litigation activity, the Company’s low volume of pre-FDA Order historical claims, and the scarcity of industry data directly relevant to the Company’s business activities. Due to these factors, actual results may differ significantly from the amounts accrued.

Based on the actuarial valuation performed in July 2005 as of June 30, 2005 and December 31, 2005, the Company estimated that its liability for unreported product liability claims was $8.0 million as of June 30, 2005 and would be $8.8 million as of December 31, 2005. In accordance with Emerging Issues Task Force Issue 03-8, the Company has accrued a prorated amount of $8.4 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to September 30, 2005. The $8.4 million balance is included as a component of accrued expenses and other current liabilities of $4.3 million and other long-term liabilities of $4.1 million on the September 30, 2005 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $14.8 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of September 30, 2005, $2.6 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.6 million insurance recoverable is included as a component of other receivables of $1.1 million and other long-term assets of $1.5 million on the September 30, 2005 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to September 30, 2005. Actual results may differ from this estimate.

Deferred Preservation Costs:  Tissue is procured from deceased human donors by organ and tissue procurement agencies, which consign the tissue to the Company for processing and preservation. Preservation costs related to tissue held by the Company are deferred until revenue is recognized upon shipment of the tissue to the implanting facilities. Deferred preservation costs consist primarily of direct labor and materials including laboratory expenses, tissue procurement fees, and freight-in charges, and indirect costs including allocations of costs from departments that support processing activities, fringe benefits, and facility allocations. Deferred preservation costs are stated on a first-in, first-out basis.

The calculation of deferred preservation costs includes a high degree of judgment and complexity. The costs included in deferred preservation costs contain several estimates due to the timing differences between the occurrence of the cost and receipt of final bills for services. Costs that contain estimates include tissue procurement fees, which are estimated based on the Company’s contracts with independent procurement agencies, and freight-in charges, which are estimated based on the Company’s prior experiences with these charges. These costs are adjusted for differences between estimated and actual fees when invoices for these services are received. Management believes that its estimates approximate the actual costs of these services, but estimates could differ from actual costs. Total deferred preservation costs are then allocated among the different tissues processed during the period based on specific cost drivers such as the number of donors and the number of tissues processed. At each balance sheet date a portion of the deferred preservation costs relates to tissues currently in active processing or held in quarantine pending release to implantable status. The Company applies a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. Management determines this estimate of quarantine yields based on its experience in prior periods and reevaluates this estimate periodically. Due to the nature of this estimate and the length of the processing times experienced by the Company, actual yields could differ from the Company’s estimates. A significant change in quarantine yields could materially affect the deferred preservation costs per tissue, which could impact the amount of deferred preservation costs on the Company’s Summary Consolidated Balance Sheet and the cost of preservation services, including the lower of cost or market write-down, described below, on the Company’s Summary Consolidated Statements of Operations.

During 2002 the Company recorded impairment write-downs of deferred preservation costs totaling $32.7 million as a result of the FDA Order. The amount of these write-downs reflected management’s estimates based on information available to it at the time the estimates were made and actual results did differ from these estimates. The write-down created a new cost basis, which cannot be written back up if and when these tissues become available for distribution. The cost of human tissue preservation services in the nine months ended September 30, 2004 was favorably affected by tissue shipments that were related to previously written-down deferred preservation costs. The cost of human tissue preservation services was not materially affected by these write-downs in the nine months ended September 30, 2005 and is not expected to be materially affected by these write-downs in future periods.

The Company regularly evaluates its deferred preservation costs to determine if the costs are appropriately recorded at the lower of cost or market value. The Company recorded $626,000 and $1.3 million, respectively, in the three and nine months ended September 30, 2005 and $1.2 million and $6.0 million, respectively, in the three and nine months ended September 30, 2004 as an increase to cost of preservation services to write-down the value of certain deferred tissue preservation costs that exceeded market value. The amount of these write-downs reflects management’s estimates of market value based on recent average service fees. Actual results may differ from these estimates. The nine months ended September 30, 2004 also included $353,000 in costs related to the write-down of SynerGraft processed tissues.

As of September 30, 2005 deferred preservation costs consisted of $3.3 million for allograft heart valve tissues, $512,000 for non-valved cardiac tissues, $5.2 million for vascular tissues, and $3.6 million for orthopaedic tissues.

Deferred Income Taxes:  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets beginning in 2002 primarily as a result of write-downs of deferred preservation costs, accruals for product liability claims, and operating losses, reflecting reductions in revenues and additional professional fees, as a result of the FDA Order, subsequent FDA activities, and related events. The Company continued to generate deferred tax assets for the nine months ended September 30, 2005 primarily as a result of operating losses. The Company periodically assesses the recoverability of its deferred tax assets and provides a valuation allowance when management believes it is more likely than not that its deferred tax assets will not be realized.

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

For the nine months ended September 30, 2005 the Company did not experience any changes that would materially affect the Company’s analysis of and valuation of its deferred tax assets. As of September 30, 2005 the Company had a total of $25.0 million in valuation allowances against deferred tax assets and a net deferred tax asset balance of zero.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires the write-down of a long-lived asset to be held and used if the carrying value of the asset or the asset group to which the asset belongs is not recoverable. The carrying value of the asset or asset group is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. In applying SFAS 144, the Company defined the specific asset groups used to perform the cash flow analysis. The Company defined the asset groups at the lowest level possible, by identifying the cash flows from groups of assets that could be segregated from the cash flows of other assets and liabilities. Using this methodology, the Company determined that its asset groups consisted of the long-lived assets related to the Company’s two reporting segments. As the Company does not segregate assets by segment, the Company allocated assets to the two reporting segments based on factors including facility space and revenues. The undiscounted future cash flows related to these asset groups exceeded their carrying values as of December 31, 2004 and, therefore, management concluded that there was not an impairment of the Company’s long-lived intangible assets and tangible assets related to the tissue preservation business or medical device business. However, depending on the Company’s ability to rebuild demand for its tissue preservation services and the future effects of events surrounding the FDA Order, these assets may become impaired. Management will continue to evaluate the recoverability of these assets in accordance with SFAS 144. For the three and nine months ended September 30, 2005 the Company did not experience any changes that would materially affect the Company’s analysis of and recoverability of its long-lived assets.

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

Derivative Instruments:  The terms of the Company’s first quarter 6% convertible Preferred Stock offering include a Dividend Make-Whole Payment. If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the Preferred Stock into common stock prior to April 1, 2008, the Company will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock. The Dividend Make-Whole Payment is payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company is required to separate and account for, as an embedded derivative, the Dividend Make-Whole Payment feature of the Preferred Stock, (the “Derivative”). As an embedded derivative instrument, the Dividend Make-Whole Payment feature must be measured at fair value and reflected as a current liability on the Company’s Summary Consolidated Balance Sheets. Changes in the fair value of the Derivative are recognized as the line item change in valuation of derivative as a non-operating income/expense on the Company’s Summary Consolidated Statements of Operations.

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

New Accounting Pronouncements

The Company will be required to adopt SFAS 123 Revised “Share-Based Payment” (“SFAS 123-R”) as amended by SEC Rule 2005-57 “Commission Amends Compliance Dates For FASB Statement No. 123R on Employee Stock Options” for the fiscal year beginning January 1, 2006 per the SFAS 123-R. However, pursuant to the shareholder derivative action settlement, as discussed in Part I, Item 1, “Note 13 of the Notes to Summary Consolidated Financial Statements”, the Company expects to adopt of SFAS 123-R in the fourth quarter of 2005. SFAS 123-R requires companies to recognize the cost of all share-based payments in the financial statements using a fair-value based measurement method. Based on its preliminary analysis, the Company anticipates that the effect of implementing SFAS 123-R on its results of operations will be less than the amounts in the pro forma footnote disclosures currently required, but will have a significant impact on the Company’s results of operations, assuming that the Company’s stock price, option terms, and amounts of 2005 option grants are comparable with 2004. The Company anticipates it will adopt SFAS 123-R using the modified version of prospective application, as defined in SFAS 123-R. However, the Company is continuing to evaluate the adoption of SFAS 123-R.

In anticipation of the adoption of SFAS123-R, on September 30, 2005 the Company’s Board of Directors approved the accelerated vesting of unvested and “out-of-the-money” options with an exercise price equal to or greater than $6.97, the closing price of the Company’s common stock on September 29, 2005. Vesting was accelerated on a total of 166,925 options with a range of exercise prices from $7.03 to $31.99. As a result of this accelerated vesting, the Company recorded an additional pro forma expense of $1.4 million for the three and nine months ended September 30, 2005. This expense is deducted from the net loss applicable to common shares – as reported to calculate net loss applicable to common shareholders – pro forma and the corresponding pro forma loss per share amounts in the tables below. The decision to initiate the accelerated vesting, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense related to unvested "out-of-the-money" options that might be recorded in future periods following the Company’s expected adoption of SFAS 123-R in the fourth quarter of 2005.

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

Results of Operations
(In thousands)

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$16,458	$16,118	$51,321	$46,518

Revenues increased 2% and 10%, respectively, for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004. The increase in revenues is primarily due to an increase in human tissue preservation service revenues for the three and nine months ended September 30, 2005 and an increase in sales of BioGlue for the nine months ended September 30, 2005.

BioGlue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$8,917	$8,914	$28,340	$26,519
BioGlue revenues as a
percentage of total revenue	54%	55%	55%	57%

Revenues from the sale of BioGlue were flat for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. BioGlue revenues for the three months ended September 30, 2005 included an increase in average selling prices, which increased revenues by 4%, largely offset by a decrease in BioGlue sales volume, which decreased revenues by 4%.

Revenues from the sale of BioGlue increased 7% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The 7% increase in revenues for the nine months ended September 30, 2005 was primarily due to an increase in average selling prices, which increased revenues by 6%, and an increase in BioGlue sales volume, which increased revenues by 1%, primarily due to an increase in demand at the Company’s European subsidiary.

The price increase was primarily due to an increase in average selling prices, due to list price increases that went into effect on January 1, 2005 domestically. The volume decrease for the three months ended September 30, 2005 was primarily due to a decrease in domestic sales, attributed to vacant sales territories resulting from turnover and increased competition, partially offset by volume increases at the Company’s European subsidiary. The Company is making efforts to fill these vacant sales territories. Domestic revenues accounted for 75% and 76% of total BioGlue revenues for the three and nine months ended September 30, 2005, respectively, and 78% of total BioGlue revenues for both the three and nine months ended September 30, 2004.

The Company anticipates that revenues from BioGlue for the full year 2005 will exceed the full year of 2004 primarily due to the price increase that went into effect on January 1, 2005.

Cardiovascular Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$3,139	$3,476	$10,407	$9,737
Cardiovascular revenues as a
percentage of total revenue	19%	22%	20%	21%

Revenues from cardiovascular preservation services decreased 10% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The 10% decrease in revenues for the three months ended September 30, 2005 was due to a decrease in cardiovascular volume, which reduced revenues by 21%, partially offset by an increase in average service fees, which increased revenues by 11%.

Revenues from cardiovascular preservation services increased 7% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The 7% increase in revenues for the nine months ended September 30, 2005 was due to an increase in average service fees, which increased revenues by 22%, partially offset by a decrease in cardiovascular volume, which reduced revenues by 15%.

The decrease in cardiovascular volume was largely due to a reduced level of pulmonary valve shipments, primarily due to reduced amount of tissues available for implantation as a result of a decline in procurement levels. The reduced levels of cardiac tissue procurement experienced during the first half of 2005, which decreased 18% from the same period in the prior year, had a negative impact on cardiovascular revenues in the three and nine months ended September 30, 2005. See the additional discussion of procurement below. The price increase reflected the fee increases that went into effect in July 2004 and January 2005. The fee increases primarily increased revenues for traditionally processed pulmonary valves and aortic valves.

The Company’s procurement of cardiac tissues, from which heart valves and non-valved cardiac tissues are processed, decreased 3% during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, but increased 14% during the three months ended September 30, 2005 as compared to the three months ended June 30, 2005. Procurement levels of cardiac tissues remain significantly below procurement levels in the second quarter of 2002, prior to the FDA Order.

The Company anticipates that cardiovascular service revenues will benefit in the remainder of 2005, if and to the extent tissues available for implantation increase due to expected improvements in procurement and in the Company’s tissue processing yields. Process changes were implemented during 2004 and 2005 and others are being evaluated for future implementation. Cardiovascular revenues for the remainder of 2005 should also be favorably affected by the fee increases implemented in July 2004 and January 2005.

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

Vascular Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$2,825	$2,636	$8,281	$7,771
Vascular revenues as a
percentage of total revenue	17%	16%	16%	17%

Revenues from vascular preservation services increased 7% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The 7% increase in revenues for the three months ended September 30, 2005 was due to an increase in average service fees, which increased revenues by 13%, partially offset by a decrease in vascular volume, which reduced revenues by 6%.

Revenues from vascular preservation services increased 7% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The 7% increase in revenues for the nine months ended September 30, 2005 was due to an increase in average service fees, which increased revenues by 21%, partially offset by a decrease in vascular volume, which reduced revenues by 14%.

The price increase reflected the fee increases that went into effect in July 2004 and January 2005 on all vascular tissues. The decrease in vascular volume is primarily due to reduced amount of tissues available for implantation as a result of a decline in procurement levels in the fourth quarter of 2004 and the first quarter of 2005, which had a negative impact on vascular revenues in the nine months ended September 30, 2005. The rebound in the Company’s procurement levels in the second quarter of 2005 resulted in a lower volume decrease for the three months ended September 30, 2005 than that experienced in the first and second quarters of 2005. See the additional discussion of procurement below.

The Company’s procurement of vascular tissues increased 36% during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and increased 26% during the three months ended September 30, 2005 as compared to the three months ended June 30, 2005. Procurement levels of vascular tissues remain significantly below procurement levels in the second quarter of 2002, prior to the FDA Order.

The Company anticipates that vascular service revenues will benefit in the remainder of 2005, if and to the extent tissues available for implantation increase through expected improvements in procurement and in the Company’s tissue processing yields. Process changes were implemented during 2004 and 2005 and others are being evaluated for future implementation. Vascular revenues for the remainder of 2005 should also be favorably affected by the fee increases implemented in July 2004 and January 2005.

Orthopaedic Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$1,365	$843	$3,531	$1,726
Orthopaedic revenues as a
percentage of total revenue	8%	5%	7%	4%

Revenues from orthopaedic preservation services increased 62% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The 62% increase in revenues for the three months ended September 30, 2005 was due to an increase in orthopaedic volume.

Revenues from orthopaedic preservation services increased 105% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The 105% increase in revenues for the nine months ended September 30, 2005 was largely due to an increase in orthopaedic volume, which increased revenues by 104%.

The volume increase was primarily due to an increase in shipments of osteochondral grafts and non-boned tendons for the three and nine months ended September 30, 2005. The increase in orthopaedic tissue shipments is directly related to an increase in demand for the Company’s orthopaedic tissues through the introduction of the new cryopreserved osteochondral graft in the first quarter of 2005, the reestablishment of the Company’s presence in the orthopaedic tissue business, and the rebuilding of the Company’s supply of tissues available for shipment.

The Company’s procurement of orthopaedic tissues decreased 27% during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and increased 14% during the three months ended September 30, 2005 as compared to the three months ended June 30, 2005. Procurement levels of orthopaedic tissues remain significantly below procurement in the second quarter of 2002, prior to the FDA Order.

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

Grant Revenues

Grant revenues were zero and $12,000, respectively, for the three months ended September 30, 2005 and 2004. Grant revenues were zero and $71,000, respectively, for the nine months ended September 30, 2005 and 2004.

The 2005 Defense Appropriations Conference Report included $926,000 for the development of BioFoam™. In February 2005 CryoLife submitted a proposal to the Department of Defense for the use of these funds. These funds were released for the Company’s use in the latter part of the third quarter, and the Company received its first advance under the grant by September 30, 2005. As a result, the Company expects to begin recording revenues related to this grant in the fourth quarter of 2005.

Cost of Products

Cost of products was $1.9 million for the three months ended September 30, 2005 as compared to $2.0 million for the three months ended September 30, 2004, representing 21% and 22%, respectively, of total product revenues during such periods. Cost of products was $6.1 million for the nine months ended September 30, 2005 as compared to $5.8 million for the nine months ended September 30, 2004, representing 21% of total product revenues during each such period. Cost of products as a percentage of total product revenues remained at consistent levels from period-to-period.

Cost of Human Tissue Preservation Services

Cost of human tissue preservation services was $6.0 million for the three months ended September 30, 2005 as compared to $7.1 million for the three months ended September 30, 2004, representing 82% and 102%, respectively, of total tissue preservation service revenues during such periods. Cost of human tissue preservation services for the three months ended September 30, 2005 and 2004 includes the write-down of $626,000 and $1.2 million, respectively, of certain deferred preservation costs that exceeded market value.

Cost of human tissue preservation services was $18.0 million for the nine months ended September 30, 2005 as compared to $23.8 million for the nine months ended September 30, 2004, representing 81% and 124%, respectively, of total tissue preservation service revenues during such periods. Cost of human tissue preservation services for the nine months ended September 30, 2005 and 2004 includes the write-down of $1.3 million and $6.0 million, respectively, of certain deferred preservation costs that exceeded market value. The nine months ended September 30, 2004 also included $353,000 in costs related to the write-down of SynerGraft processed tissues. See “Critical Accounting Policies—Deferred Preservation Costs” above.

The write-down of deferred tissue preservation costs in both the three and nine months ended September 30, 2005 and 2004 is primarily due to higher overhead cost allocations per unit associated with lower tissue processing volumes and changes in processing methods subsequent to the FDA Order, resulting in costs which exceed market value for certain tissues. The decrease in cost of human tissue preservation services and the decrease in cost of human tissue preservation services as a percentage of tissue preservation service revenues is primarily due to improvements in the Company’s tissue processing yields. Cost of human tissue preservation services as a percentage of tissue preservation service revenues was favorably affected by shipments of tissue with a zero cost basis for which revenues were recognized but costs, estimated to be $189,000 and $719,000 for the three and nine months ended September 30, 2004, had already been recorded in previous periods primarily related to write-downs of deferred preservation costs in 2002. The write-downs of deferred preservation costs during 2002 created a new cost basis, which cannot be written back up when these tissues are shipped or become available for shipment.

The Company anticipates that cost of human tissue preservation services as a percentage of tissue preservation service revenues will benefit in the remainder of 2005 as compared to 2004 from any increases in the amount of tissues processed, or any increases in yields of implantable tissue per donor, as well as increases in average service fees due to fee increases implemented in July 2004 and January 2005. The cost of human tissue preservation services as a percentage of revenue will likely continue to be high compared to pre-FDA Order levels as a result of lower tissue processing volumes and changes in processing methods, which have increased the cost of processing human tissue.

General, Administrative, and Marketing Expenses

General, administrative, and marketing expenses decreased 9% to $11.1 million for the three months ended September 30, 2005, compared to $12.1 million for the three months ended September 30, 2004, representing 67% and 75%, respectively, of total revenues during such periods. General, administrative, and marketing expenses for the three months ended September 30, 2005 includes an accrual of approximately $701,000 in post employment benefits related to the signing of a compensation agreement by one of the Company’s senior executives and approximately $741,000 in additional legal expenses and settlement accruals. General, administrative, and marketing expenses for the three months ended September 30, 2004 includes an accrual of approximately $2.4 million in additional legal expenses and settlement accruals. Excluding these items, general, administrative, and marketing expenses are comparable from year-to-year.

General, administrative, and marketing expenses increased 34% to $42.7 million for the nine months ended September 30, 2005, compared to $32.0 million for the nine months ended September 30, 2004, representing 83% and 69%, respectively, of total revenues during such periods. General, administrative, and marketing expenses for the nine months ended September 30, 2005 includes an accrual of $11.8 million in expense related to the settlement of the shareholder class action lawsuit as discussed in Part I, Item 1, “Note 13 of the Notes to Summary Consolidated Financial Statements,” approximately $701,000 in post employment benefits related to the signing of a compensation agreement by one of the Company’s senior executives, and approximately $403,000 in additional legal expenses and settlement accruals. General, administrative, and marketing expenses for the nine months ended September 30, 2004 includes an accrual of approximately $1.6 million in additional legal expenses and settlement accruals. Excluding these items, general, administrative, and marketing expenses are comparable from year-to-year.

Research and Development Expenses

Research and development expenses were $894,000 for the three months ended September 30, 2005, compared to $904,000 for the three months ended September 30, 2004, representing 5% and 6%, respectively, of total revenues during such periods. Research and development expenses were $2.7 million for both the nine months ended September 30, 2005 and 2004, representing 5% and 6%, respectively, of total revenues during such periods. Research and development spending in 2005 and 2004 was primarily focused on the Company’s tissue preservation, SynerGraft, and Protein Hydrogel Technologies (“PHT”), which include BioGlue and related products.

The 2005 Defense Appropriations Conference Report included $926,000 for the development of BioFoam. In February 2005 CryoLife submitted a proposal to the Department of Defense for the use of these funds. These funds were released for the Company’s use in the latter part of the third quarter, and the Company received its first advance under the grant by September 30, 2005. As a result, the Company expects to begin incurring expenses related to this grant in the fourth quarter of 2005.

Other Costs and Expenses

Interest expense increased to $77,000 for the three months ended September 30, 2005, compared to $54,000 for the three months ended September 30, 2004. Interest expense increased to $220,000 for the nine months ended September 30, 2005, compared to $156,000 for the nine months ended September 30, 2004. Interest expense for the three and nine months ended September 30, 2005 included interest incurred related to the Credit Agreement, short term notes payable, and capital leases. Interest expense for the three and nine months ended September 30, 2004 included interest incurred related to the Company’s short term notes payable and capital leases.

The Company expects that interest expense will increase for the remainder of 2005 when compared to the prior quarters of 2005 and compared to the prior year due to the Company’s borrowings under the Credit Agreement.

Interest income increased to $166,000 for the three months ended September 30, 2005, compared to $71,000 for the three months ended September 30, 2004. Interest income increased to $408,000 for the nine months ended September 30, 2005, compared to $201,000 for the nine months ended September 30, 2004. Interest income in both periods was primarily due to interest earned on the Company’s cash, cash equivalents, and marketable securities.

The change in valuation of the derivative was income of $412,000 for the three months ended September 30, 2005 and expense of $372,000 for the nine months ended September 30, 2005. The change in valuation of derivative in the three and nine months ended September 30, 2005 reflects the amount of the Dividend Make-Whole Payment on preferred shares converted during the period and the amount of the change in valuation of the derivative. The change in valuation of the derivative was zero for the three and nine months ended September 30, 2004, as the Derivative was first established in March 2005.

The Company’s income tax expense of $106,000 and $190,000 for the three and nine months ended September 30, 2005 is primarily related to foreign taxes on income of the Company’s wholly owned European subsidiary and due to adjustments of the Company’s net operating loss carryforwards. The Company’s income tax benefit of $1.4 million for the nine months ended September 30, 2004 was due to the receipt of tax refunds related to product liability expenses incurred in 2003.

Seasonality

The demand for BioGlue appears to be somewhat seasonal, with a flattening or slight decline in demand generally occurring in the third quarter followed by stronger demand in the fourth quarter. Management believes that this trend for BioGlue may be due to fewer surgeries being performed on adult patients in the summer months. The Company will continue to evaluate the seasonal nature of BioGlue sales.

The demand for the Company’s cardiovascular tissue preservation services is seasonal, with peak demand generally occurring in the second and third quarters. Management believes this trend for cardiovascular tissue preservation services is primarily due to the high number of surgeries scheduled during the summer months for school aged patients, who drive the demand for a large percentage of CryoLife’s cardiovascular tissues. In recent periods this trend has been partially obscured by the low supply of tissues available for shipment resulting from the FDA Order and related events.

The demand for the Company’s vascular and orthopaedic tissue preservation services and bioprosthetic cardiovascular and vascular devices does not appear to experience seasonal trends.

Liquidity and Capital Resources

Net Working Capital

At September 30, 2005 net working capital (current assets of $59.9 million less current liabilities of $38.1 million) was $21.8 million, with a current ratio (current assets divided by current liabilities) of 2 to 1, compared to net working capital of $19.7 million, with a current ratio of 2 to 1 at December 31, 2004. The Company’s primary capital requirements historically arose out of general working capital needs, capital expenditures for facilities and equipment, and funding of research and development projects, and the Company funded those requirements through cash generated by operations, equity offerings, and bank credit facilities.

In recent years the Company’s primary requirements for capital have arisen out of working capital needs created by increasing costs of operations and settlements of litigation combined with losses incurred in the Company’s tissue preservation services business. Operating results have also been negatively impacted by increases in general, administrative, and marketing costs over pre-FDA Order levels, as a result of legal and professional fees and litigation costs. For the nine months ended September 30, 2005 the Company funded these requirements primarily through existing cash, cash equivalents, and marketable securities, through the proceeds from its equity financing, and by drawing down on its Credit Agreement as discussed below.

Overall Liquidity and Capital Resources

The Company expects that the following factors will continue to have an adverse impact on cash flows during the remainder of 2005:

o	The anticipated lower preservation service revenues as compared to preservation service revenues prior to the FDA Order, subsequent FDA activities, and related events (discussed in “FDA Order on Human Tissue Preservation” and “Other FDA Correspondence and Notices” above),

o	The high cost of human tissue preservation services as a percentage of revenue, as compared to the period prior to the FDA Order, as a result of lower tissue processing volumes and changes in processing methods, which have increased the cost of processing human tissue and have decreased yields of implantable tissue per donor,

o	An expected use of cash related to the defense and resolution of lawsuits and claims, and

o	The legal and professional costs related to ongoing FDA compliance.

The Company believes the following factors should have a favorable impact on cash flows from operations during the remainder of 2005, although there can be no assurance that the Company’s efforts will be successful:

o	Expected increases in the service fees for cardiovascular and vascular tissues due to fee increases implemented in July 2004 and January 2005, to reflect the higher cost of processing these tissues,

o	Improvements in yields of implantable tissues per donor over the levels experienced in 2003 and 2004 through process changes and process directives,

o	Expected increases in procurement of human tissues for processing during the remainder of 2005 as compared to the previous quarters of 2005, and

o	Anticipated decreases in cash payments related to insurance premiums.

The Company believes that its existing cash, cash equivalents, marketable securities, and available borrowings under its Credit Agreement, will enable the Company to meet its liquidity needs through at least September 30, 2006.

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

If the Company is unable to address these issues and continues to experience negative operating cash flows, the Company anticipates that it may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet liquidity and capital requirements beyond September 30, 2006. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Product Liability Claims

As discussed in Part I, Item 1, “Note 13 of the Notes to Summary Consolidated Financial Statements”, as of September 30, 2005 the Company had accrued a total of $1.1 million for settled but unpaid claims and pending product liability claims and recorded a receivable of zero representing amounts to be paid by the Company’s insurance carriers. The $1.1 million accrual is an estimate of the Company’s portion of the costs required to resolve outstanding claims, and does not reflect actual settlement arrangements or actual judgments for all open claims, including punitive damages, which may be assessed by the courts. The $1.1 million accrual is not a cash reserve. The timing and amount of actual future payments is dependent on when and if judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, the Company’s portion of these monies would have to be paid from liquid assets. The Company continues to attempt to reach resolution of these outstanding claims in order to minimize the potential cash payout.

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

As discussed in Part I, Item 1, “Note 13 of the Notes to Summary Consolidated Financial Statements”, at September 30, 2005 the Company had accrued a total $8.4 million for the estimated costs of unreported product liability claims related to services performed and products sold prior to September 30, 2005 and had recorded a receivable of $2.6 million representing amounts to be paid by the Company’s insurance carriers. The $8.4 million accrual does not represent cash set aside. The timing of future payments related to the accrual is dependent on when and if claims are asserted, judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, these monies would have to be paid from insurance proceeds and liquid assets. Since the amount accrued is based on actuarial estimates, actual amounts required could vary significantly from this estimate.

Class Action Lawsuit

As discussed in Part I, Item 1, “Note 13 of the Notes to Summary Consolidated Financial Statements”, the Company has agreed in principle to settle the class action lawsuit. The terms of the settlement, which must be approved by the court following notice to the class, include a total settlement of $23.25 million, of which $19.5 million is to be paid in cash and $3.75 million in CryoLife common stock. The cash payment, which included approximately $12.0 million in insurance proceeds and approximately $7.5 million in Company funds, has been placed into an escrow account, in the fourth and third quarter, respectively, pending court approval and the settlement becoming final. The stock transfer of $3.75 million will likewise be completed if and when the settlement is approved by the court and becomes final. There can be no assurance that court approval will be obtained, and the terms could change. As of September 30, 2005 the Company had accrued $15.9 million for the settlement payment and legal fees incurred but unpaid related to this case and recorded an asset of $12.0 million representing the anticipated recovery of these fees from the Company’s insurance carrier which was placed into an escrow account in October 2005. The $15.9 million accrual is included as a component of accrued expenses and other current liabilities and the $12.0 million insurance receivable is included as a component of other receivables on the September 30, 2005 Summary Consolidated Balance Sheet.

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

The Company has filed a request for mediation under its insurance policies to assert a claim against two of its insurance carriers. The claim is for recovery of monetary losses of approximately $11.25 million paid by the Company in excess of policy limits to settle the securities class action lawsuit. The claim alleges that the loss resulted from the carriers’ bad faith failure to settle. There can be no assurance that the claim will be successful.

Net Cash from Operating Activities

Net cash used in operating activities was $12.5 million for the nine months ended September 30, 2005, as compared to $11.9 million for the nine months ended September 30, 2004. The $12.5 million in cash used in the nine months ended September 30, 2005 was primarily due to the $18.9 million net loss generated by the Company during the period. Included in this net loss is an expense of $11.8 million for the settlement of the Company’s class action lawsuit, of which $7.5 million was paid out in cash during the third quarter. The remaining amount accrued for the class action lawsuit was not yet paid out and, therefore, is discussed below as part of the timing difference between accruing a liability and making the cash payment. The Company’s net loss is also due to the Company’s preservation services business, which has failed to generate margins sufficient to cover its operating expenses since the second half of 2002 as a result of the FDA Order, subsequent FDA activity, and related events, as discussed in “FDA Order on Human Tissue Preservation” and “Other FDA Correspondence and Notices” above.

The Company uses the indirect method to prepare its cash flow statement, and as such the operating cash flows are based on the Company’s net loss, which is then adjusted to remove non-cash items included that generated a book gain or loss during the period and for changes in operating assets and liabilities. For the nine months ended September 30, 2005, the Company’s $18.9 million net loss included significant recurring non-cash items that generated favorable and unfavorable adjustments to the net loss. For the nine months ended September 30, 2005 these adjustments included a favorable $3.8 million in depreciation and amortization, a favorable $1.3 million in write-downs for impairment of deferred preservation costs, and a favorable $372,000 in non-cash losses related to the revaluation of the Derivative. The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the nine months ended September 30, 2005 these changes included an unfavorable $754,000 due to the timing differences between the recording of receivables and the actual receipt of cash, an unfavorable $5.0 million due to the buildup of deferred preservation costs and inventories for which vendors and employees have already been paid, a favorable $1.5 million due to timing differences between making cash payments and the expensing of assets, and a favorable $4.8 million due to the timing differences between the recording of accounts payable, accrued expenses, and other current liabilities and the actual payment of cash, primarily due to the accrual related to the settlement of the Company’s class action lawsuit.

The Company expects that its operations will continue to generate negative cash flows from operating activities during the fourth quarter of 2005. Cash used will primarily be a result of the Company’s projected fourth quarter net loss and additional payments related to the settlement of lawsuits.

Net Cash from Investing Activities

Net cash used by investing activities was $3.7 million for the nine months ended September 30, 2005, as compared to cash provided of $745,000 for the nine months ended September 30, 2004. The $3.7 million in current year cash used was primarily due to $21.7 million in purchases of marketable securities, partially offset by $18.8 million in sales and maturities of marketable securities. Investments were purchased using the proceeds of the equity offering discussed below. In addition capital expenditures used $664,000 in cash during the period.

Net Cash from Financing Activities

Net cash provided by financing activities was $20.2 million for the nine months ended September 30, 2005, as compared to $17.0 million for the nine months ended September 30, 2004. The $20.2 million in current year cash provided was primarily due to $19.1 million in net proceeds from the Company’s offering of Preferred Stock in March and April of 2005 and a net $3.5 million in proceeds from drawing down on the Company’s Credit Agreement, partially offset by $2.2 million in principal payments on capital leases and short-term notes payable used to finance certain of the Company’s insurance policies and $533,000 in payments of Preferred Stock dividends.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments are as follows (in thousands):

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Operating leases	$22,052	$574	$2,255	$2,220	$2,168	$2,062	$12,773
Shareholder class action settlement	4,210	4,210	--	--	--	--	--
Line of credit	3,500	--	--	--	3,500	--	--
Capital lease obligations	1,346	221	860	265	--	--	--
Insurance premium obligations	934	934	--	--	--	--	--
Purchase commitments	730	703	27	--	--	--	--
Other obligations	1,147	179	396	402	170	--	--

Total contractual obligations	$33,919	$6,821	$3,538	$2,887	$5,838	$2,062	$12,773

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

The line of credit obligation results from the Company’s borrowing of funds under its Credit Agreement. The timing of the obligation in the above table is based on the February 7, 2008 Credit Agreement expiration date, at which time the outstanding principal balance will be due. Due to the terms of the Credit Agreement, including a subjective acceleration clause and springing lockbox requirement, and due to the net losses and negative cash flows experienced by the Company since the FDA Order, the Company has classified amounts due under the Credit Agreement as short-term debt on the September 30, 2005 Summary Consolidated Balance Sheet in accordance with the provisions of FASB Technical Bulletin No. 79-3 (As Amended).

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

Capital Expenditures

The Company expects that its capital expenditures for the full year 2005 will be comparable to its expenditures in 2004, which were approximately $1.0 million. Planned expenditures for 2005 are primarily related to routine purchases of tissue processing, manufacturing, computer, and office equipment needed to support the Company’s business needs. The Company expects to have the flexibility to increase or decrease the majority of its planned capital expenditures depending on its ability to generate cash flows.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

o	The impact of recent accounting pronouncements,
o	The impact of adoption of SFAS 123 Revised “Share-Based Payment,”
o	Adequacy of product liability insurance to defend against lawsuits,
o	The outcome of lawsuits filed against the Company,
o	The impact of the FDA Order, subsequent FDA activity, and measures taken by the Company as a result, on anticipated future revenues, profits, and business operations,
o	The effect of the FDA Order and subsequent FDA activity on sales of BioGlue,
o	Future tissue procurement levels,
o	Expected future impact of BioGlue on revenues and gross margins,
o	The impact of the FDA’s Form 483 Notice of Observation,
o	The estimates of the amounts accrued for the retention levels under the Company’s product liability and directors’ and officers’ insurance policies, as well as the estimates of the amounts accrued for product liability claims incurred but not reported,
o	Future costs of human tissue preservation services,
o	Changes in liquidity and capital resources,
o	Statements regarding the expected 2005 performance of the Company relative to that of 2004,
o	The Company’s expectations regarding the adequacy of current financing arrangements,
o	Product demand and market growth,
o	The impact on net loss of future fluctuations in the value of the Dividend Make-Whole Payment feature of ;the Company’s 6% convertible preferred stock, and
o	Other statements regarding future plans and strategies, anticipated events or trends.

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

RISKS AND UNCERTAINTIES

The risks and uncertainties which might impact the forward-looking statements and the Company, and its ability to continue as a going concern, include concerns that:

o	The August 2002 FDA Order on human tissue and subsequent FDA activity continue to adversely impact CryoLife’s business, including reducing demand for its services and increasing processing costs,
o	The FDA Order and subsequent activity have had and continue to have an adverse impact on liquidity and capital resources,
o	The Company may be unable to reduce costs of processing tissues, to obtain increased yields of implantable tissue, and to increase fees for tissue preservation services,
o	Revenue from orthopaedic tissue preservation services is minimal and may not return to levels prior to the FDA recall,
o	Physicians may be reluctant to implant CryoLife’s preserved tissues,
o	Products and services not included in the FDA recall may come under increased scrutiny,
o	Demand for heart valves processed by CryoLife has decreased and may continue to decrease,
o	Adverse publicity may reduce demand for products and services not affected by the FDA recall,
o	The Company may be unable to address the concerns raised by the FDA in its Form 483 Notice of Observations,
o	Depending on the nature and extent of any observations provided or other actions taken by the FDA, as a result of the inspection it began on July 11, 2005, the Company may incur significant additional expenses to address those observations or other actions,
o	The FDA may provide observations, including by means of a new Form 483 Notice of Observations, or take other actions, as a result of the inspection it began on July 11, 2005, and the Company may be unable to address the FDA’s concerns in a timely or cost-effective manner, if at all,
o	The FDA has notified CryoLife of its belief that marketing of CryoValve SG and CryoVein SG require additional regulatory submissions and/or approvals,
o	Regulatory action outside of the United States may also affect CryoLife’s business,
o	CryoLife is the subject of an ongoing SEC investigation,
o	CryoLife’s insurance coverage may be insufficient,
o	Insurance coverage may be difficult or impossible to obtain in the future and if obtained, the cost of insurance coverage is likely to be much more expensive than in the past,
o	Intense competition may affect CryoLife’s ability to recover from the FDA Order,
o	CryoLife may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and such products and services may not achieve market acceptance,
o	Investments in new technologies or distribution rights may not be successful,
o	CryoLife is dependent on its key personnel,
o	Extensive government regulation may adversely affect the ability to develop and sell products and services,
o	Uncertainties related to patents and protection of proprietary technology may adversely affect the value of intellectual property,
o	Uncertainties regarding future health care reimbursement may affect the amount and timing of revenues,
o	Rapid technological change could cause the Company’s services and products to become obsolete,
o	Sales prices for CryoLife shares on the New York Stock Exchange have been, and may continue to be, volatile,
o	Future fluctuations in the value of the Dividend Make-Whole Payment feature of the Company’s 6% convertible preferred stock may have a material impact on the Company’s results of operations,
o	Dividends on the Company’s common stock are not likely to be paid in the foreseeable future,
o	The Company may not be able to borrow against its Credit Agreement, and
o	CryoLife may be unable to raise funds if they are needed to continue operations after September 30, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and expense are sensitive to changes in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company’s cash and cash equivalents of $8.6 million and the interest incurred on the line of credit balance of $3.5 million as of September 30, 2005. The Company’s short-term investments in marketable securities of $6.9 million as of September 30, 2005 can also be affected by changing interest rates to the extent that these items contain variable interest rates or are subject to maturity or sale during a period of changing interest rates. A 10% adverse change in interest rates affecting the Company’s cash equivalents and short-term investments or borrowings under the Company’s Credit Agreement would not have a material impact on the Company’s financial position, results of operations, or cash flows.

Derivative Valuation Risk

The terms of the Company’s March 18, 2005 6% convertible preferred stock offering include a Dividend Make-Whole Payment feature. This feature is considered an embedded derivative instrument, and the Company determined the fair value of this derivative to be $1.0 million on March 18, 2005, the date of issuance. Due to voluntary conversions and the quarterly revaluation of the derivative liability, the Company recorded other income of $412,000 for the three months ended September 30, 2005 and other expense of $372,000 for the nine months ended September 30, 2005. At September 30, 2005 the derivative liability was valued at $626,000. The fair value of this derivative is based on various factors, including the market price of the Company’s common stock and discount rates used in determination of fair value. Changes in these factors could cause the fair value of this derivative to fluctuate significantly from period to period. These resulting changes in valuation may have a significant impact on the Company’s results of operations.

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

Based upon the Company’s most recent Disclosure Controls evaluation as of September 30, 2005, the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2005 there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See “Note 13 of Notes to Summary Consolidated Financial Statements” at Part I, Item 1 “Financial Statements”, which is incorporated herein by reference.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended September 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Programs
07/01/05 - 07/31/05	220	$7.99	--	--
08/01/05 - 08/31/05	--	--	--	--
09/01/05 - 09/30/05	1,222	7.91	--	--

Total	1,442	$7.92	--	--

The Company currently has no stock repurchase program, publicly announced or otherwise. The common shares shown were tendered to the Company in payment of the exercise price of outstanding options.

6% Convertible Preferred Stock

The Company did not repurchase any shares of its 6% convertible preferred stock in the quarter ended September 30, 2005.

Item 3.	Defaults Upon Senior Securities. None

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other information.

Note: The following items represent events or transactions that occurred within four business days prior to the filing of this Quarterly Report on Form 10-Q.  The Company is reporting them herein in lieu of filing a separate Current Report on Form 8-K to report each item

Amendments to Bylaws

On November 1, 2005, as part of its implementation of the previously announced settlement of the derivative lawsuit, the Company’s Board of Directors deleted Sections 1 and 6 of Article IV of the Company’s bylaws in their entirety and replaced them with the following provisions, including a new Section 8:

Section 1. Number and Qualification. The officers of the corporation shall be a Chairman of the Board, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer and a Secretary, each of whom shall be elected by the Board of Directors. The Board of Directors may also elect one or more Executive Vice Presidents, Senior Vice Presidents, Vice Presidents, one or more Assistant Secretaries and Assistant Treasurers and such other officers as the Board of Directors shall deem appropriate. Two (2) or more offices may be held by the same person.

Section 6. Executive Compensation. The salaries and other compensation of the officers shall be fixed from time to time by the Board of Directors, and no officer shall be prevented from receiving such salary or compensation by reason of the fact that he is also a Director of the corporation.

Section 8. Limitation on Executive Compensation. The corporation shall not award bonuses to officers, directors and/or other employees to avoid or satisfy margin calls. Severance, separation and/or similar payments made to the Chief Executive Officer, as well as all other officers at the Vice President level or higher, shall be limited to the equivalent of such officer’s total salary for the three calendar years immediately preceding the year in which such payment is determined, including bonuses and guaranteed benefits.

Termination of Supplemental Retirement Plan

As disclosed in the Company’s 2005 proxy materials, the Company maintained a supplemental life insurance program for certain executive officers of the Company. Under this arrangement, the Company and the executives shared in the premium payments and ownership of insurance policies on the lives of such executives. Upon death of the insured party, policy proceeds equal to the premium contribution were due to the Company with the remaining proceeds due to the designated beneficiaries of the insured party. The Company suspended payment of a portion of the premiums upon effectiveness of Section 402(a) of the Sarbanes-Oxley Act of 2002. Therefore, no premium contributions were made by the Company in 2004 or 2003. The aggregate Company contributions, made over several years to cover premiums for certain Company executives, were $187,600, $56,023, and $9,776, respectively for each of Messrs. Anderson, Heacox, and Fronk as of September 30, 2005.

On November 1, 2005, the Compensation Committee of the Board of Directors determined that the supplemental life insurance program should be terminated and unwound. The three participating executive officers will no longer be required to repay the Company for the aggregate premiums paid by it. Each will receive funds from the insurance carrier and recognize income in the amount of those contributions. This change will result in additional expense of $253,399 to be recognized by the Company in the fourth quarter of 2005.

Employment Agreement with Gerald B. Seery

On November 1, 2005 the Company signed a new employment agreement with Gerald B. Seery, a copy of which is filed with this Report as Exhibit 10.4 and incorporated herein by this reference.

Item 6.	Exhibits.

        The exhibit index can be found below.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.)

3.2*	ByLaws of the Company, amendments adopted on November 1, 2005.

3.3	Articles of Amendment to the Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

4.1	Form of Certificate for the Company's Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-56388).

10.1	The Stipulation of Settlement of the shareholder derivative action dated August 1, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 1, 2005 and filed August 5, 2005).

10.2	Employment Agreement between CryoLife, Inc. and Steven G. Anderson dated as of September 5, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 5, 2005 and filed September 9, 2005).

10.3	Employment Agreement between CryoLife, Inc. and D. Ashley Lee dated as of September 5, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 5, 2005 and filed September 9, 2005).

10.4*	Employment Agreement between CryoLife, Inc. and Gerald B. Seery dated as of November 1, 2005.

10.5*	The Stipulation of Settlement of the securities class action dated as of August 29, 2005.

10.6	First Amendment to the Credit Agreement signed on September 27, 2005, amends the February 8, 2005 Credit Agreement between Wells Fargo Foothill, Inc., Cryolife, Inc., and its subsidiaries (incorporated by reference to Exhibit 10.2.1 to Form 8-K dated and filed on September 27, 2005).

31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

November 3, 2005
DATE