Form 10-Q
period 2006-03-31
CRYOLIFE INC
filed 2006-05-03
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

The number of shares of common stock, par value $0.01 per share, outstanding on April 28, 2006 was 24,805,270.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Revenues:
Products	$10,052	$10,127
Human tissue preservation services	9,339	7,538
Research grants	58	—
Total revenues	19,449	17,665

Costs and expenses:
Products	1,923	2,116
Human tissue preservation services (including write-downs of $374 in 2006 and $280 in 2005)	6,763	5,899
General, administrative, and marketing	11,312	10,056
Research and development	909	921
Interest expense	147	55
Interest income	(107)	(75)
Change in valuation of derivative	56	(118)
Other (income) expense, net	(13)	130
Total costs and expenses	20,990	18,984

Loss before income taxes	(1,541)	(1,319)
Income tax expense	239	38
Net loss	$(1,780)	$(1,357)

Effect of preferred stock dividends	(243)	(46)
Net loss applicable to common shares	$(2,023)	$(1,403)

Loss per common share:
Basic	$(0.08)	$(0.06)
Diluted	$(0.08)	$(0.06)

Weighted average common shares outstanding:
Basic	24,758	23,440
Diluted	24,758	23,908

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC.

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,743	$6,631
Marketable securities, at market	5,963	4,968
Restricted securities	565	560
Trade receivables, net	10,818	10,153
Other receivables	1,830	1,934
Deferred preservation costs, net	15,802	13,959
Inventories	4,605	4,609
Prepaid expenses and other assets	2,082	2,387
Total current assets	46,408	45,201

Property and equipment, net	23,456	24,375
Patents, net	4,827	4,877
Other long-term assets	2,391	2,356
TOTAL ASSETS	$77,082	$76,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,536	$2,239
Accrued expenses and other current liabilities	8,672	8,578
Accrued compensation	1,685	1,467
Accrued procurement fees	3,767	3,797
Derivative liability	170	114
Line of credit	4,503	4,530
Current maturities of capital lease obligations	412	554
Total current liabilities	22,745	21,279

Other long-term liabilities	5,123	4,909
Deferred income taxes	248	—
Total liabilities	28,116	26,188

Shareholders’ Equity:
Preferred stock (325 issued shares in 2006 and 2005)	3	3
Common stock (25,678 issued shares in 2006 and 25,582 in 2005)	257	256
Additional paid-in capital	113,918	113,507
Retained deficit	(60,592)	(58,569)
Accumulated other comprehensive income	129	123
Treasury stock at cost (904 shares in 2006 and 892 in 2005)	(4,749)	(4,699)
Total shareholders’ equity	48,966	50,621
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,082	$76,809

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC.

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Net cash from operating activities:
Net loss	$(1,780)	$(1,357)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on sale of assets	11	121
Depreciation and amortization	1,166	1,306
Provision for doubtful accounts	24	24
Write-down of deferred preservation costs	374	280
Other non-cash adjustments	(45)	—
Non-cash employee compensation	263	60
Deferred income taxes	248	—
Change in valuation of derivative	56	(118)

Changes in operating assets and liabilities:
Receivables	(611)	(1,173)
Income taxes	(9)	142
Deferred preservation costs and inventories	(2,213)	(809)
Prepaid expenses and other assets	391	242
Accounts payable, accrued expenses, and other liabilities	1,714	(102)
Net cash used in operating activities	(411)	(1,384)

Net cash from investing activities:
Capital expenditures	(185)	(211)
Other assets	(30)	(66)
Net proceeds from sale of assets	2	—
Purchases of marketable securities	(5,952)	—
Sales and maturities of marketable securities	5,000	775
Net cash (used in) provided by investing activities	(1,165)	498

Net cash from financing activities:
Proceeds from debt issuance	127	268
Principal payments of debt	(154)	(268)
Payment of obligations under capital leases	(142)	(191)
Proceeds from exercise of stock options and issuance of common stock	149	134
Payment of preferred stock dividends	(244)	—
Proceeds from equity offerings	—	18,711
Purchase of treasury stock	(50)	—
Net cash (used in) provided by financing activities	(314)	18,654

(Decrease) increase in cash and cash equivalents	(1,890)	17,768
Effect of exchange rate changes on cash	2	(77)
Cash and cash equivalents, beginning of period	6,631	4,713
Cash and cash equivalents, end of period	$4,743	$22,404

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited summary consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, the statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife Form 10-K for the year ended December 31, 2005.

The Company expects that the following factors will continue to have an adverse impact on earnings and cash flows during 2006:

•                  The anticipated lower preservation services revenues as compared to preservation revenues prior to the U.S. Food and Drug Administration (“FDA”) Order, subsequent FDA activities, and related events (discussed in Note 2),

•                  The high cost of human tissue preservation services as a percent of revenue, as compared to the period prior to the FDA Order, as a result of lower tissue processing volumes and changes in processing methods, which increased the cost of processing human tissue and decreased yields of implantable tissue per donor,

•                  An expected use of cash related to the defense and resolution of lawsuits and claims, and

•                  The legal and professional costs related to ongoing FDA compliance.

The Company believes the following factors should have a favorable impact on cash flow from operations during 2006, although there can be no assurance that these factors will be successful:

•                  Expected increases in revenues due to increases in BioGlue® Surgical Adhesive (“BioGlue”) list prices implemented in January 2006,

•                  Expected increases in the service fees for cardiovascular, vascular, and orthopaedic tissues due to fee increases implemented in January 2006, to reflect the higher cost of processing these tissues,

•                  Anticipated improvements in yields of implantable tissues per donor over the levels experienced in 2005 through process changes and process directives,

•                  Expected increases in procurement of human tissues for processing over the levels experienced in 2005, and

•                  Anticipated decreases in cash payments related to the defense and resolution of lawsuits and claims from the levels seen in 2003 through 2005.

The Company believes that the Company’s existing cash, cash equivalents, marketable securities, and availability on the Credit Agreement will enable the Company to meet its liquidity needs through at least March 31, 2007.

The Company’s long term liquidity and capital requirements will depend upon numerous factors, including:

•                  The success of BioGlue and other products using related technology,

•                  The Company’s ability to increase the level of tissue procurement and demand for its tissue preservation services,

•                  The Company’s ability to reestablish sufficient margins on its tissue preservation services in the face of increased processing costs by improving yields and increasing prices,

•                  The Company’s spending levels on its research and development activities, including research studies, to develop and support its service and product pipeline,

•                  The timing and cost of resolving the remaining outstanding product liability lawsuits and other claims (see Note 13), and

•                  To a lesser degree, the Company’s success at resolving the issues with the FDA regarding processing of human tissue using the SynerGraft® technology.

If the Company is unable to address these issues and continues to experience negative operating cash flows, the Company anticipates that it may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet liquidity and capital requirements beyond March 31, 2007. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

The FDA allowed non-valved cardiac and vascular tissues covered by the recall to be distributed beginning in late September 2002, subject to specified conditions. The Company changed its processing procedures and took other actions intended to address the FDA’s concerns, and now processes non-valved cardiac, vascular, and orthopaedic tissues.

Other FDA Correspondence and Notices

An FDA Form 483 Notice of Observations (“483”) was issued in August 2005 in connection with the FDA inspections of the Company’s facilities in July 2005 (“July 2005 483”). The Company responded to the July 2005 483 in August 2005, in September 2005, and in October 2005. In response to the July 2005 483 the Company has implemented new and revised existing systems and procedures. In April 2006 the FDA responded on the adequacy of the Company’s responses. The Company is reviewing the FDA letter and working to address the outstanding issues. The FDA may require the Company to implement additional corrective actions, perform additional validation testing, or supply additional information related to the inspections, and has the authority to take other actions, which may be more burdensome. The Company has and will continue to work with the FDA to review process improvements and address any outstanding observations.

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

On November 3, 2003 the Company filed a 510(k) premarket notification with the FDA for the CryoValve SG. On February 4, 2004 the Company received a letter from the FDA requesting additional information. On August 24, 2004 the Company submitted an amendment to its original 510(k) submission providing clarification and additional information. The FDA requested further additional information in November 2004. On June 8, 2005 CryoLife responded to some of these additional requests. CryoLife also has initiated an appeal of other requests through administrative procedures. The FDA requested further additional information in January 2006. The FDA may still require that additional studies be undertaken and may never clear the 510(k) premarket notification. Clearance of the 510(k) premarket notification with the FDA will be required before the Company can resume distribution of SynerGraft processed CryoValve SG.

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

In 2003 the Company suspended the use of the SynerGraft technology in the processing of allograft tissue and the distribution of tissues on hand previously processed with the SynerGraft technology until the regulatory issues associated with these tissues are resolved. Additionally, the Company discontinued labeling its vascular grafts for use as A-V access grafts. Until such time as the issues surrounding SynerGraft are resolved, the Company will employ its traditional processing methods on these tissues. As of March 31, 2006 the Company had no deferred preservation costs related to SynerGraft processed tissues on its Summary Consolidated Balance Sheets.

Note 3 – Cash Equivalents and Marketable Securities

The Company maintains cash equivalents and investments in several large, well-capitalized financial institutions, and the Company’s policy excludes investment in any securities rated less than “investment-grade” by national rating services. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designations quarterly.

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

As of March 31, 2006 $6.0 million of marketable securities were designated as available-for-sale and $565,000 were designated as held-to-maturity. As of December 31, 2005 $5.0 million of marketable securities were designated as available-for-sale and $560,000 were designated as held-to-maturity. The held-to-maturity securities were designated as such due to a contractual commitment to hold the securities as pledged collateral relating to one of the Company’s product liability insurance policies, and, therefore, they are reported as restricted securities on the March 31, 2006 and December 31, 2005 Summary Consolidated Balance Sheets.

The following is a summary of cash equivalents and marketable securities (in thousands):

		Unrealized	Estimated
		Holding	Market
March 31, 2006	Cost Basis	Gains (Losses)	Value
Cash equivalents:
Money market funds	$4,018	$—	$4,018

Marketable securities:
Government entity sponsored debt securities	$4,975	$1	$4,976
US Treasury debt securities	987	—	987
Total marketable securities	$5,962	$1	$5,963

Restricted securities:
Government entity sponsored debt securities	$565	$—	$565

		Unrealized	Estimated
		Holding	Market
December 31, 2005	Cost Basis	Gains (Losses)	Value
Cash equivalents:
Money market funds	$5,595	$—	$5,595

Marketable securities:
Government entity sponsored debt securities	$2,980	$(2)	$2,978
US Treasury debt securities	1,990	—	1,990
Total marketable securities	$4,970	$(2)	$4,968

Restricted securities:
Government entity sponsored debt securities	$560	$—	$560

Gross realized gains on sales of available-for-sale securities totaled zero for both the three months ended March 31, 2006 and 2005. Differences between cost and market listed above, consisting of a net unrealized holding gain of $1,000 less deferred taxes of zero at March 31, 2006 and a net unrealized holding loss of $2,000 less deferred taxes of zero at December 31, 2005, are included as a separate component of other comprehensive income in the shareholders’ equity section of the Summary Consolidated Balance Sheets.

At March 31, 2006 $5.0 million of the Company’s marketable securities had a maturity date within 90 days and $1.0 million had a maturity date between 90 days and 1 year. At December 31, 2005 the Company’s $5.0 million in marketable securities had a maturity date within 90 days.

Note 4 – Inventories

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(Unaudited)

Raw materials	$2,907	$3,083
Work-in-process	531	415
Finished goods	1,167	1,111
Total inventories	$4,605	$4,609

Note 5 – Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets beginning in 2002 primarily as a result of write-downs of deferred preservation costs, accruals for product liability claims, and operating losses, reflecting reductions in revenues and additional professional fees, as a result of the FDA Order, subsequent FDA activities, and related events. The Company continued to generate deferred tax assets for the three months ended March 31, 2006 primarily as a result of operating losses. The Company assesses the recoverability of its deferred tax assets, on an annual basis and on an interim basis, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. Management provides a valuation allowance when, as a result of this analysis, management believes it is more likely than not that its deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets at December 31, 2005 the Company reviewed its historical operating results, including the reasons for its operating losses, uncertainties regarding projected future operating results, and the uncertainty of the outcome of litigation. Based on the results of this analysis, at December 31, 2005 the Company determined that it was more likely than not that the Company’s deferred tax assets would not be realized. Therefore, as of December 31, 2005 the Company had a total of $26.4 million in valuation allowances against deferred tax assets and a net deferred tax asset balance of zero.

For the three months ended March 31, 2006 the Company did not experience any changes that would materially affect the Company’s determination of the recoverability of its deferred tax assets. As of March 31, 2006 the Company had a total of $27.3 million in valuation allowances against deferred tax assets and a net deferred tax liability of $248,000 related to taxes in a foreign jurisdiction. The realizability of the Company’s deferred tax assets could be impacted in future periods due to an Internal Revenue Service Section 382 limitation.

As of March 31, 2006 the Company had income tax receivables related to federal income tax losses from the quarter ended March 31, 2006 and the years ended December 31, 2005 and 2004 that can be carried back to prior years to offset income taxes paid and should result in approximately $466,000 in refunds to the Company during 2006 and 2007.

Note 6 – Debt

On February 8, 2005 CryoLife and its subsidiaries entered into a new credit agreement with Wells Fargo Foothill, Inc. as lender (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate amount equal to the lesser of $15.0 million (including a letter of credit subfacility of up to an aggregate of $2.0 million) or a borrowing base determined in accordance with the terms of the Credit Agreement. Generally, the borrowing base is 20% of the appraised value of the business of CryoLife, reduced by specified lender reserves. The Credit Agreement places limitations on the amount that the Company may borrow, and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife maintain quarterly (i) a minimum aggregate borrowing capacity plus cash and cash equivalents, as defined, of $12.5 million or (ii) achieve an increasing level of minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”), BioGlue gross margins greater than 70% for the preceding twelve months, and cash and cash equivalents, as defined, of $5.0 million. While the Company currently expects that its aggregate borrowing capacity under the Credit Agreement will equal $15.0 million, there can be no assurance that the capacity will remain at this level. The Credit Agreement also includes customary conditions on incurring new indebtedness and limitations on cash dividends. Cash dividends on any class of capital stock are prohibited, provided that cash dividends on preferred stock may be paid so long as the Company maintains $7.5 million, in the aggregate, of cash, cash equivalents, and borrowing capacity, as defined. There is no restriction on the payment of stock dividends. Commitment fees are paid based on the unused portion of the facility. The Credit Agreement expires on February 7, 2008, at which time the outstanding principal balance will be due. Due to the terms of the Credit Agreement and due to the net losses and negative cash flows experienced by the Company since the FDA Order, the Company has classified amounts due under the Credit Agreement as short-term debt on the March 31, 2006 and December 31, 2005 Summary Consolidated Balance Sheets in accordance with the provisions of FASB Technical Bulletin No. 79-3 (As Amended).

Amounts borrowed under the Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest at the bank’s prime rate plus 1%, which was 8.75% as of March 31, 2006. As of March 31, 2006 the outstanding balance of the Credit Agreement was $4.5 million and the remaining borrowing availability was $10.5 million.

The Company routinely enters into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies. In the quarter ended June 30, 2005 the Company entered into two agreements to finance approximately $1.7 million and $761,000, respectively, in insurance premiums associated with the yearly renewal of certain Company insurance policies. The amounts financed accrue interest at a 4.98% and 5.01% rate, respectively, and are payable in equal monthly payments over a nine month period and an eight month period, respectively. As of March 31, 2006 the outstanding balance under the agreements was zero.

Note 7 – Convertible Preferred Stock

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

Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of January, April, July, and October, commencing July 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. On March 13, 2006 the Company declared a dividend of $0.75 per share on its 6% convertible preferred stock. The dividend of approximately $243,000 was paid on April 3, 2006 to shareholders of record on March 23, 2006.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 6.2189 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $8.04. The initial conversion price is subject to adjustment in certain events. The Company reserved 4,600,000 shares of common stock for issuance upon conversion. Through March 31, 2006 holders had voluntarily converted 92,000 shares of Preferred Stock into 575,000 shares of common stock.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $12.06, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the Preferred Stock into common stock prior to April 1, 2008, the Company will make an additional payment on the

Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock, the “Dividend Make-Whole Payment”. The Dividend Make-Whole Payment is payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. Through March 31, 2006 the Company had issued 119,000 shares of common stock to converting holders in satisfaction of this additional payment.

The Preferred Stock has a liquidation preference of $50 per share, plus accrued and unpaid dividends. The liquidation preference of the Preferred Stock was approximately $16.5 million as of March 31, 2006, before the payment of the April 2006 dividend.

The Company may elect to redeem the Preferred Stock, in whole or in part, at declining redemption prices on or after April 7, 2008.

The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.

Note 8 – Derivative

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company is required to separate and account for the Dividend Make-Whole Payment feature of its Preferred Stock as an embedded derivative, (the “Derivative”). As an embedded derivative instrument, the Dividend Make-Whole Payment feature must be measured at fair value and reflected as a current liability on the Company’s Consolidated Balance Sheets. Changes in the fair value of the Derivative are recognized in the line item change in valuation of derivative as a non-operating income/expense on the Company’s Summary Consolidated Statements of Operations. The Company determined the fair value of the Derivative to be $1.0 million on March 18, 2005, the date of issuance. The Company determined the fair value of the Derivative related to the issuance upon exercise of the underwriter’s over allotment option to be $32,000 on April 19, 2005, the date of issuance. These amounts were allocated from the proceeds of the Preferred Stock to the derivative liability.

Due to the quarterly revaluation of the derivative liability, the Company recorded other expense of $56,000 for the three months ended March 31, 2006. At March 31, 2006 the derivative liability was valued at $170,000.

Note 9 – Comprehensive Income (Loss)

The following is a summary of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)

Net loss	$(1,780)	$(1,357)
Unrealized gain (loss) on investments	3	(9)
Translation adjustment	3	(74)
Comprehensive loss	$(1,774)	$(1,440)

The tax effect on the change in unrealized gain/loss on investments is zero and $11,000 for the three months ended March 31, 2006 and 2005, respectively. The tax effect on the translation adjustment is zero for each period presented.

Components of accumulated other comprehensive income consist of the following, net of tax (in thousands):

	March 31,	December 31,
	2006	2005
	(Unaudited)

Unrealized gain (loss) on investments	$1	$(2)
Translation adjustment	128	125
Total accumulated other comprehensive income	$129	$123

Note 10 – Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data). The net loss for the three months ended March 31, 2006 and 2005 is adjusted by the effect of the Company’s cumulative, convertible Preferred Stock to arrive at net loss applicable to common shares in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). The Company also considers the effect of its Preferred Stock, as discussed in Note 7, the Derivative, as discussed in Note 8, and common stock options, as discussed in Note 11, in the calculation of diluted weighted-average shares below.

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)

Numerator for basic loss per common share:
Net loss	$(1,780)	$(1,357)
Effect of preferred stock (a)	(243)	(46)
Net loss applicable to common shares	$(2,023)	$(1,403)

Denominator for basic loss per common share:
Basic weighted-average shares	24,758	23,440

Basic loss per common share	$(0.08)	$(0.06)

Numerator for diluted loss per common share:
Net loss	$(1,780)	$(1,357)
Effect of preferred stock (b)	(243)	(118)
Effect of stock options (c)	—	—
Net loss applicable to common shares	$(2,023)	$(1,475)

Denominator for diluted loss per common share:
Basic weighted-average shares	24,758	23,440
Effect of dilutive convertible preferred stock (b)	—	468
Effect of dilutive stock options (c)	—	—
Adjusted weighted-average shares	24,758	23,908

Diluted loss per common share	$(0.08)	$(0.06)

(a)          The amount of the accumulated dividend on the Preferred Stock increased the net loss applicable to common shares by $243,000 and $46,000 for the three months ended March 31, 2006 and 2005, respectively.

(b)         The amount of the accumulated dividend on the Preferred Stock increased the net loss applicable to common shares by $243,000 for the three months ended March 31, 2006. The adjustment for the quarterly revaluation of the derivative liability, would have decreased the net loss applicable to common shareholders by $56,000, and the common shares that would be issued to shareholders upon conversion of the remaining Preferred Stock and in payment of the remaining Dividend Make-Whole Payment would have increased the weighted-average shares by 2.3 million for the three months ended March 31, 2006. These adjustments were excluded from the calculation above, as they were anti-dilutive pursuant to the provisions of SFAS 128.

The adjustment for voluntary conversions of Preferred Stock which took place during from March 18, 2005 through March 31, 2005 and the adjustment for the quarterly revaluation of the derivative liability, increased the net loss applicable to common shareholders by $118,000 for the three months ended March 31, 2005. The common shares that would be issued to shareholders upon conversion of the remaining Preferred Stock and in payment of the remaining Dividend Make-Whole Payment increased the weighted-average shares by 468,000 for the three months ended March 31, 2005.

(c)          Outstanding options to purchase the Company’s common stock that would have resulted in additional dilutive common shares of 188,000 and 402,000 for the three months ended March 31, 2006 and 2005, respectively, were excluded from the calculation, as these items were anti-dilutive pursuant to the provisions of SFAS 128.

In future periods the basic and diluted loss per common share are expected to be affected by the declaration of dividends on Preferred Stock, the conversion of Preferred Stock, fluctuations in the fair value of the Company’s common stock, and changes in the valuation of the derivative.

Note 11 – Stock Compensation

In February 2006 the Company’s Board of Directors authorized the grant of stock to recognize the performance of certain Company executives. The stock grants totaled 34,000 shares of common stock, which were valued at $145,000 based on the stock price of $4.25 on the date of grant. Certain federal and state withholding taxes related to the stock grant were made in payments of Company stock. The Company purchased $50,000 in treasury stock from employees, based on the closing price on the day the stock was transferred to the Company, to pay employee federal and state withholding taxes related to these stock grants. The Company recorded $145,000 in compensation expense related to these stock grants for the three months ended March 31, 2006.

The Company has stock option and stock incentive plans that provide for grants of shares to employees and grants of options to employees and directors to purchase shares of the Company’s common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company maintains a shareholder approved Employee Stock Purchase Plan (the “ESPP”) for the benefit of its employees. The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Pursuant to the adoption of SFAS 123 Revised “Share-Based Payment” (“SFAS 123R”) the lookback portion of the Company’s ESPP constitutes an option and, as such, issuances of stock under the Company’s ESPP must be valued and expensed.

The Company adopted SFAS 123R as amended by SEC Rule 2005-57 “Commission Amends Compliance Dates For FASB Statement No. 123R on Employee Stock Options” for the period beginning October 1, 2005. SFAS 123R requires companies to recognize the cost of all share-based payments in the financial statements using a fair-value based measurement method.

SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the implementation date, as well as to the unvested portion of awards outstanding as of the implementation date. The Company uses the Black-Scholes model to value its stock option grants under SFAS 123R and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of the Company’s ESPP options is also determined using the Black-Scholes model and is expensed quarterly at the end of the purchase period, as the option is fully vested at that time. The fair value of stock options is determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk free interest rate. The term assumption is primarily based on the contractual term of the option and historic data related to exercise and post-vesting cancellation history experienced by the Company, adjusted based on management’s expectations of future results. The expected term is determined separately for options issued to the Company’s directors and to employees. The Company’s anticipated volatility level is primarily based on the historic volatility of the Company’s common stock, adjusted to remove the effects of certain periods of unusual volatility not expected to recur, and adjusted based on management’s expectations of future volatility, for the life of the option or option group. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The risk free interest rate is based on recent U.S. Treasury note auction results with a similar life to that of the option. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The period expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the recent historical experience of the Company, and is adjusted to reflect actual forfeitures as the options vest.

The following weighted-average assumptions were used to determine the fair value of options under SFAS 123R:

	Three Months Ended
	March 31, 2006
	Stock Options	ESPP Options
Expected dividend yield	0%	0%
Expected stock price volatility	.650	.500
Risk-free interest rate	4.54%	4.05%
Expected life of options	4 Years	.24 Years

For the three months ended March 31, 2006 the Company’s stock-based compensation expense was approximately $119,000, of which approximately $19,000 was capitalized into the Company’s deferred preservation costs and inventory costs. Included in this total stock-based compensation expense were expenses related to stock options and the Company’s ESPP. This amount was recorded as compensation expense and subject to the Company’s normal allocation of expenses to inventory and deferred preservation costs. The Company did not recognize a tax benefit, or a related operating cash outflow and financing cash inflow, related to the additional compensation expense recorded in the three months ended March 31, 2006 as the Company is currently maintaining a full valuation allowance on its deferred tax assets. See Note 5 for additional discussions of the Company’s income tax valuation.

As of March 31, 2006 there was approximately $1.3 million in total unrecognized compensation costs related to nonvested share-based compensation arrangements, before considering the effect of expected forfeitures. This expense is expected to be recognized over a weighted average period of 2.1 years.

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

Pro forma information regarding net loss and loss per share was required by SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for options accounted for under ABP 25. SFAS 123 required that option valuation information be disclosed as if the Company accounted for its employee stock options granted under the fair value method of that statement. The fair values for these options were estimated at the dates of grant using a Black-Scholes option-pricing model.

The following weighted-average assumptions were used:

Three Months Ended
March 31, 2005
(Unaudited)

Expected dividend yield	0%
Expected stock price volatility	.500
Risk-free interest rate	2.89%
Expected life of options	2.4 Years

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods on a ratable basis. The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2005
	Basic	Diluted
	(Unaudited)

Net loss applicable to common shares – as reported	$(1,403)	$(1,475)
Stock-based employee compensation:
Add expense included in net loss	60	60
Deduct expense determined under the fair value based method for all awards	511	511
Net loss applicable to common shares—pro forma	$(1,854)	$(1,926)

Weighted-average shares	23,440	23,908

Loss per common share:
As reported	$(0.06)	$(0.06)
Pro forma	$(0.08)	$(0.08)

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)

Revenue:
Implantable medical devices	$10,052	$10,127
Human tissue preservation services	9,339	7,538
All other (a)	58	—
	19,449	17,665
Cost of Products and Preservation Services:
Implantable medical devices	1,923	2,116
Human tissue preservation services	6,763	5,899
All other (a)	—	—
	8,686	8,015
Gross Margin:
Implantable medical devices	8,129	8,011
Human tissue preservation services	2,576	1,639
All other (a)	58	—
	$10,763	$9,650

(a)          The “All other” designation includes grant revenue.

The following table summarizes net revenues by product (in thousands):

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)

Products:
BioGlue	$9,757	$9,871
Bioprosthetic devices	295	256
Total products	10,052	10,127

Human tissue preservation services:
Cardiovascular tissue	3,573	3,750
Vascular tissue	4,044	2,716
Orthopaedic tissue	1,722	1,072
Total preservation services	9,339	7,538

Research grants	58	—
	$19,449	$17,665

Note 13 – Commitments and Contingencies

Product Liability Claims

In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. As of May 1, 2006 the Company was aware of six pending product liability lawsuits. The lawsuits are currently in the pre-discovery or discovery stages. Of these lawsuits, two allege product liability claims arising out of the Company’s orthopaedic tissue services, three allege product liability claims arising out of the Company’s allograft heart valve tissue services, and one alleges a product liability claim arising from BioGlue.

As of May 1, 2006 there were two outstanding product liability lawsuits against the Company that are covered by the 2004/2005 insurance policy. The Company believes its insurance policy to be adequate to defend against the covered lawsuits in this time period. Additionally, there are four outstanding product liability lawsuits against the Company that are not covered by insurance policies, as the claimed loss date was prior to the effective coverage date for the insurance policy. Additional uninsured claims may be filed in the future. Other product liability claims have been asserted against the Company that have not resulted in lawsuits. The Company is monitoring these claims.

The Company performed an analysis as of March 31, 2006 of the settled but unpaid claims and the pending product liability claims based on settlement negotiations to date and advice from counsel. As of March 31, 2006 the Company had accrued a total of approximately $1.6 million for settled but unpaid claims and pending product liability claims and recorded $316,000 representing amounts to be recovered from the Company’s insurance carriers. The $1.6 million accrual is included as a component of accrued expenses and other current liabilities on the March 31, 2006 Summary Consolidated Balance Sheet. This amount represents the Company’s estimate of the probable loss related to one settled but unpaid claim and three of the six pending product liability claims. The Company has not recorded an accrual for the remaining three product liability claims because management has concluded that either a loss is remote or that, although a loss is reasonably possible or probable, a reasonable estimate of that loss or the range of losses cannot be made at this time. As of December 31, 2005 the Company had accrued a total of approximately $1.5 million for settled but unpaid claims and pending product liability claims and recorded $244,000 representing amounts to be recovered from the Company’s insurance carriers. The $1.5 million accrual is included as a component of accrued expenses and other current liabilities on the December 31, 2005 Summary Consolidated Balance Sheet.

The Company’s product liability insurance policies do not include coverage for any punitive damages, which may be assessed at trial. The Company is currently unable to reasonably estimate the maximum amount of the possible loss related to these claims, as several of the claims do not specify the damages sought and the Company does not have a reasonable method for estimating the amount of compensatory or punitive damages that could be assessed by a trial jury. Additionally, if the Company is unable to settle the outstanding claims for amounts within its ability to pay or one or more of the product liability claims in which the Company is a defendant should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company’s available insurance coverage and liquid assets. Failure by the Company to meet required future cash payments to resolve the outstanding product liability claims would have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

On April 1, 2005 the Company bound coverage for the 2005/2006 insurance policy year. This policy is a three-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2006 and reported during the period April 1, 2005 through March 31, 2006 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured. In April 2006 the Company bound coverage for the 2006/2007 insurance policy year with a four-year claims-made insurance policy, which expires March 31, 2007.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used. In January 2006 the Company retained an independent actuarial firm to perform revised estimates of the unreported claims as of December 31, 2005 and June 30, 2006. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

•                  A ceiling of $5.0 million was selected for actuarial purposes in determining the liability per claim given the uncertainty in projecting claim losses in excess of $5.0 million,

•                  The future claim reporting lag time would be a blend of the Company’s experiences and industry data,

•                  The frequency of unreported claims for accident years 2001 through 2006 would be lower than the Company’s experience since the 2002/2003 policy year, but higher than the Company’s historical claim frequency prior to the 2002/2003 policy year,

•                  The average cost per claim would be lower than the Company’s experience since the 2002/2003 policy year, but higher than the Company’s historical cost per claim prior to the 2002/2003 policy year,

•                  The average cost per BioGlue claim would be consistent with the Company’s overall historical exposures until adequate historical data is available on this product line, and

•                  The number of BioGlue claims per million dollars of BioGlue revenue would be 35% lower than non-BioGlue claims per million dollars of revenue. The 35% factor was selected based on BioGlue claims experience to-date and consultation with the actuary.

The Company believes that these assumptions provide a reasonable basis for the calculation of the unreported product liability loss, but the accuracy of the actuarial firm’s estimates is limited by the general uncertainty that exists for any estimate of future activity due to uncertainties surrounding the assumptions used and due to Company specific conditions, including the FDA Order, the Company’s recent levels of litigation activity, the Company’s low volume of pre-FDA Order historical claims, and the scarcity of industry data directly relevant to the Company’s business activities. Due to these factors, actual results may differ significantly from the assumptions used and amounts accrued.

Based on the actuarial valuation performed in January 2006 as of December 31, 2005 and June 30, 2006, the Company estimated that its liability for unreported product liability claims was $7.5 million as of December 31, 2005 and would be $8.0 million as of June 30, 2006. In accordance with Emerging Issues Task Force Issue 03-8, the Company has accrued a prorated amount of $7.8 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to March 31, 2006. The $7.8 million balance is included as a component of accrued expenses and other current liabilities of $3.9 million and other long-term liabilities of $3.9 million on the March 31, 2006 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $13.7 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of March 31, 2006, $2.6 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.6 million insurance recoverable is included as a component of other receivables of $1.1 million and other long-term assets of $1.5 million on the March 31, 2006 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to March 31, 2006. Actual results may differ from this estimate.

As of December 31, 2005 the Company accrued $7.5 million for unreported product liability claims and recorded a receivable of $2.5 million for unreported liability claims estimated to be recoverable under the Company’s insurance policies. The $7.5 million balance is included as a component of accrued expenses and other current liabilities of $3.8 million and other long-term liabilities of $3.7 million on the December 31, 2005 Summary Consolidated Balance Sheet. The $2.5 million insurance recoverable is included as a component of other receivables of $1.1 million and other long-term assets of $1.4 million on the December 31, 2005 Summary Consolidated Balance Sheet.

Insurance Mediation Request

The Company has filed a request for mediation under its insurance policies to assert a claim against two of its former insurance carriers. The claim is for recovery of monetary losses of approximately $11.25 million paid in 2005 by the Company in excess of policy limits to settle a securities class action lawsuit. The claim alleges that the loss resulted from the carriers’ bad faith failure to settle. There can be no assurance that the claim will be successful. The Company will not record a gain related to this claim prior to final settlement.

SEC Investigation

On August 19, 2002 the Company issued a press release announcing that on August 17, 2002, the Company received a letter from the Atlanta District Office of the SEC inquiring about certain matters relating to the Company’s August 14, 2002 announcement of the FDA Order. The SEC notified the Company in July 2003 that the inquiry became a formal investigation in June 2003. CryoLife cooperated with this investigation both before and after the issuance of the formal order of investigation in June 2003 and intends to continue doing so. CryoLife voluntarily reported the names of six employees and former employees to the SEC in December 2002 after discovering they had apparently sold CryoLife shares on August 14, 2002, before trading was halted pending CryoLife’s press release reporting the FDA Order. These individuals were not and are not executive officers of CryoLife. The formal order of investigation indicates that the SEC’s scope includes whether, during 2002, among other things, CryoLife or others may have traded while in possession of material nonpublic information, made (or caused to be made) false or misleading statements or omissions in press releases and SEC filings, and failed to maintain accurate records and adequate controls. The investigation could also encompass matters not specifically identified in the formal order. On September 15, 2005 the SEC announced that it had commenced proceedings in federal district court against certain of the above-referenced former and current employees (and certain of their spouses) for alleged illegal insider trading arising out of their August 14, 2002 trading activities. Certain of those proceedings resulted in settlements with the SEC, while other proceedings remain pending. As of the date hereof, the SEC has had no discussions with CryoLife as to whether the SEC will seek relief against CryoLife, or the nature of any relief that may be sought. At present, CryoLife is unable to predict the ultimate focus or outcome of the investigation, or when it will be completed. An unfavorable outcome could have a material adverse effect on CryoLife’s reputation, business, financial position, results of operations, and cash flows.

Note 14 – Subsequent Events

In April 2006 the Company entered into an agreement to finance approximately $1.6 million in insurance premiums associated with the yearly renewal of certain of the Company’s insurance policies. The amount financed accrues interest at a 6.71% rate and is payable in equal monthly payments over a nine month period.

PART I - FINANCIAL INFORMATION

Item 1A. Risk Factors.

The Company’s most recent Form 10-K was filed February 23, 2006. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K in response to Item 1A. to Part I of Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For CryoLife, Inc. (“CryoLife” or the “Company”), the quarter ended March 31, 2006 was a period of increasing revenues, particularly in the Company’s vascular and orthopaedic tissue businesses. Revenues for both vascular and orthopaedic tissues have been positively impacted by improved procurement levels. During the quarter ended March 31, 2006 the Company’s procurement levels continued their growth with a 3% increase in overall tissue procurement units over the fourth quarter of 2005 and a 39% increase over the quarter ended March 31, 2005. Additionally, vascular revenues have been positively impacted by positions being filled in vacant sales territories, while orthopaedic revenues have been positively impacted by improved acceptance of the Company’s orthopaedic tissues by doctors and hospitals. While the Company’s cardiac tissue business and domestic BioGlue business continued to experience effects resulting from the loss of experienced salespeople that occurred in 2005, cardiac tissue revenues benefited from an increase in shipments of non-valved cardiac tissues, primarily for pediatric cases, and BioGlue revenues benefited from increases in BioGlue sales in international markets. See the “Results of Operations” section below for additional analysis of the first quarter results.

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

The FDA allowed non-valved cardiac and vascular tissues covered by the recall to be distributed beginning in late September 2002, subject to specified conditions. The Company changed its processing procedures and took other actions intended to address the FDA’s concerns, and now processes non-valved cardiac, vascular, and orthopaedic tissues.

Other FDA Correspondence and Notices

An FDA Form 483 Notice of Observations (“483”) was issued in August 2005 in connection with the FDA inspections of the Company’s facilities in July 2005 (“July 2005 483”). The Company responded to the July 2005 483 in August 2005, in September 2005, and in October 2005. In response to the July 2005 483 the Company has implemented new and revised existing systems and procedures. In April 2006 the FDA responded on the adequacy of the Company’s responses. The Company is reviewing the FDA letter and working to address the outstanding issues. The FDA may require the Company to implement additional corrective actions, perform additional validation testing, or supply additional information related to the inspections, and has the authority to take other actions, which may be more burdensome. The Company has and will continue to work with the FDA to review process improvements and address any outstanding observations.

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

On November 3, 2003 the Company filed a 510(k) premarket notification with the FDA for the CryoValve SG. On February 4, 2004 the Company received a letter from the FDA requesting additional information. On August 24, 2004 the Company submitted an amendment to its original 510(k) submission providing clarification and additional information. The FDA requested further additional information in November 2004. On June 8, 2005 CryoLife responded to some of these additional requests. CryoLife also has initiated an appeal of other requests through administrative procedures. The FDA requested further additional information in January 2006. The FDA may still require that additional studies be undertaken and may never clear the 510(k) premarket notification. Clearance of the 510(k) premarket notification with the FDA will be required before the Company can resume distribution of SynerGraft processed CryoValve SG.

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

In 2003 the Company suspended the use of the SynerGraft technology in the processing of allograft tissue and the distribution of tissues on hand previously processed with the SynerGraft technology until the regulatory issues associated with these tissues are resolved. Additionally, the Company discontinued labeling its vascular grafts for use as A-V access grafts. Until such time as the issues surrounding SynerGraft are resolved, the Company will employ its traditional processing methods on these tissues. As of March 31, 2006 the Company had no deferred preservation costs related to SynerGraft processed tissues on its Summary Consolidated Balance Sheets.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Part II, Item 8, “Note 1 of the Notes to Consolidated Financial Statements,” as filed in the Company’s Form 10-K for the fiscal year ended December 31, 2005. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information, which require the Company to make estimates and assumptions. The following are accounting policies that management believes are most important to the portrayal of the Company’s financial condition and results and may involve a higher degree of judgment and complexity.

Product Liability Claims: In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. As of May 1, 2006 the Company was aware of six pending product liability lawsuits. The lawsuits are currently in the pre-discovery or discovery stages. Of these lawsuits, two allege product liability claims arising out of the Company’s orthopaedic tissue services, three allege product liability claims arising out of the Company’s allograft heart valve tissue services, and one alleges a product liability claim arising from BioGlue.

As of May 1, 2006 there were two outstanding product liability lawsuits against the Company that are covered by the 2004/2005 insurance policy. The Company believes its insurance policy to be adequate to defend against the covered lawsuits in this time period. Additionally, there are four outstanding product liability lawsuits against the Company that are not covered by insurance policies, as the claimed loss date was prior to the effective coverage date for the insurance policy. Additional uninsured claims may be filed in the future. Other product liability claims have been asserted against the Company that have not resulted in lawsuits. The Company is monitoring these claims.

The Company performed an analysis as of March 31, 2006 of the settled but unpaid claims and the pending product liability claims based on settlement negotiations to date and advice from counsel. As of March 31, 2006 the Company had accrued a total of approximately $1.6 million for settled but unpaid claims and pending product liability claims and recorded $316,000 representing amounts to be recovered from the Company’s insurance carriers. The $1.6 million accrual is included as a component of accrued expenses and other current liabilities on the March 31, 2006 Summary Consolidated Balance Sheet. This amount represents the Company’s estimate of the probable loss related to one settled but unpaid claim and three of the six pending product liability claims. The Company has not recorded an accrual for the remaining three product liability claims because management has concluded that either a loss is remote or that, although a loss is reasonably possible or probable, a reasonable estimate of that loss or the range of losses cannot be made at this time.

The Company’s product liability insurance policies do not include coverage for any punitive damages, which may be assessed at trial. The Company is currently unable to reasonably estimate the maximum amount of the possible loss related to these claims, as several of the claims do not specify the damages sought and the Company does not have a reasonable method for estimating the amount of compensatory or punitive damages that could be assessed by a trial jury. Additionally, if the Company is unable to settle the outstanding claims for amounts within its ability to pay or one or more of the product liability claims in which the Company is a defendant should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company’s available insurance coverage and liquid assets. Failure by the Company to meet required future cash payments to resolve the outstanding product liability claims would have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

On April 1, 2005 the Company bound coverage for the 2005/2006 insurance policy year. This policy is a three-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2006 and reported during the period April 1, 2005 through March 31, 2006 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured. In April 2006 the Company bound coverage for the 2006/2007 insurance policy year with a four-year claims-made insurance policy, which expires March 31, 2007.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used. In January 2006 the Company retained an independent actuarial firm to perform revised estimates of the unreported claims as of December 31, 2005 and June 30, 2006. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

•      A ceiling of $5.0 million was selected for actuarial purposes in determining the liability per claim given the uncertainty in projecting claim losses in excess of $5.0 million,

•      The future claim reporting lag time would be a blend of the Company’s experiences and industry data,

•      The frequency of unreported claims for accident years 2001 through 2006 would be lower than the Company’s experience since the 2002/2003 policy year, but higher than the Company’s historical claim frequency prior to the 2002/2003 policy year,

•      The average cost per claim would be lower than the Company’s experience since the 2002/2003 policy year, but higher than the Company’s historical cost per claim prior to the 2002/2003 policy year,

•      The average cost per BioGlue claim would be consistent with the Company’s overall historical exposures until adequate historical data is available on this product line, and

•      The number of BioGlue claims per million dollars of BioGlue revenue would be 35% lower than non-BioGlue claims per million dollars of revenue. The 35% factor was selected based on BioGlue claims experience to-date and consultation with the actuary.

The Company believes that these assumptions provide a reasonable basis for the calculation of the unreported product liability loss, but the accuracy of the actuarial firm’s estimates is limited by the general uncertainty that exists for any estimate of future activity due to uncertainties surrounding the assumptions used and due to Company specific conditions, including the FDA Order, the Company’s recent levels of litigation activity, the Company’s low volume of pre-FDA Order historical claims, and the scarcity of industry data directly relevant to the Company’s business activities. Due to these factors, actual results may differ significantly from the assumptions used and amounts accrued.

Based on the actuarial valuation performed in January 2006 as of December 31, 2005 and June 30, 2006, the Company estimated that its liability for unreported product liability claims was $7.5 million as of December 31, 2005 and would be $8.0 million as of June 30, 2006. In accordance with Emerging Issues Task Force Issue 03-8, the Company has accrued a prorated amount of $7.8 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to March 31, 2006. The $7.8 million balance is included as a component of accrued expenses and other current liabilities of $3.9 million and other long-term liabilities of $3.9 million on the March 31, 2006 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $13.7 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of March 31, 2006, $2.6 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.6 million insurance recoverable is included as a component of other receivables of $1.1 million and other long-term assets of $1.5 million on the March 31, 2006 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to March 31, 2006. Actual results may differ from this estimate.

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

The Company regularly evaluates its deferred preservation costs to determine if the costs are appropriately recorded at the lower of cost or market value. The Company recorded $374,000 and $280,000, respectively, in the three months ended March 31, 2006 and 2005 as an increase to cost of preservation services to write-down the value of certain deferred tissue preservation costs that exceeded market value. The amount of these write-downs are primarily due to excess current period tissue processing costs that exceeded market value based on recent average service fees. Actual results may differ from these estimates.

As of March 31, 2006 deferred preservation costs consisted of $3.7 million for allograft heart valve tissues, $688,000 for non-valved cardiac tissues, $6.9 million for vascular tissues, and $4.5 million for orthopaedic tissues.

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

For the three months ended March 31, 2006 the Company did not experience any changes that would materially affect the Company’s determination of the recoverability of its deferred tax assets. As of March 31, 2006 the Company had a total of $27.3 million in valuation allowances against deferred tax assets and a net deferred tax liability of $248,000 related to taxes in a foreign jurisdiction. The realizability of the Company’s deferred tax assets could be impacted in future periods due to an Internal Revenue Service Section 382 limitation.

Valuation of Long-lived and Intangible Assets:  The Company assesses the impairment of its long-lived, identifiable intangible assets annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important that could trigger an impairment review include the following:

•      Significant underperformance relative to expected historical or projected future operating results,

•      Significant negative industry or economic trends,

•      Significant decline in the Company’s stock price for a sustained period, and

•      Significant decline in the Company’s market capitalization relative to net book value.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires the write-down of a long-lived asset to be held and used if the carrying value of the asset or the asset group to which the asset belongs is not recoverable. The carrying value of the asset or asset group is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. In applying SFAS 144 the Company defined the specific asset groups used to perform the cash flow analysis. The Company defined the asset groups at the lowest level possible, by identifying the cash flows from groups of assets that could be segregated from the cash flows of other assets and liabilities. Using this methodology the Company determined that its asset groups consisted of the long-lived assets related to the Company’s two reporting segments. As the Company does not segregate assets by segment the Company allocated assets to the two reporting segments based on factors including facility space and revenues. The undiscounted future cash flows related to these asset groups exceeded their carrying values as of December 31, 2005 and, therefore, management concluded that there was not an impairment of the Company’s long-lived intangible assets and tangible assets related to the tissue preservation business or medical device business. However, depending on the Company’s ability to rebuild demand for its tissue preservation services and the future effects of events surrounding the FDA Order, these assets may become impaired. Management will continue to evaluate the recoverability of these assets in accordance with SFAS 144. For the three months ended March 31, 2006 the Company did not experience any changes that would materially affect the Company’s analysis of and recoverability of its long-lived assets.

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

Derivative Instruments:  The terms of the Company’s first quarter of 2005 6% convertible Preferred Stock offering included a Dividend Make-Whole Payment. If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the Preferred Stock into common stock prior to April 1, 2008, the Company will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock. The Dividend Make-Whole Payment is payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company is required to separate and account for, as an embedded derivative, the Dividend Make-Whole Payment feature of the Preferred Stock, (the “Derivative”). As an embedded derivative instrument, the Dividend Make-Whole Payment feature must be measured at fair value and reflected as a current liability on the Company’s Summary Consolidated Balance Sheets. Changes in the fair value of the Derivative are recognized as the line item change in valuation of derivative as a non-operating income/expense on the Company’s Summary Consolidated Statements of Operations.

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

New Accounting Pronouncements

The Company was required to adopt SFAS 151 “Inventory Costs” (“SFAS 151”) for the period beginning January 1, 2006. SFAS 151 requires current period expensing of items such as idle facility expense, excessive spoilage, double freight, and rehandling costs and requires allocation of fixed production overheads to be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material effect on the results of operations, financial position, or cash flows of the Company.

Results of Operations

(In thousands)

Revenues

	Three Months Ended
	March 31,
	2006	2005

Revenues	$19,449	$17,665

Revenues increased 10% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to an increase in vascular and orthopaedic preservation service revenues and an increase in revenues in international markets as compared to the prior year period.

A detailed discussion of the change in BioGlue revenues and in preservation service revenues for each of the three major tissue types processed by the Company is presented below.

BioGlue

	Three Months Ended
	March 31,
	2006	2005

Revenues	$9,757	$9,871
BioGlue revenues as a percentage of total revenue	50%	56%

Revenues from the sale of BioGlue decreased 1% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. BioGlue revenues for the three months ended March 31, 2006 included a decrease in BioGlue sales volume, which decreased revenues by 4%, partially offset by an increase in average selling prices, which increased revenues by 3%. In addition foreign exchange rate changes had a less than 1% unfavorable impact on BioGlue revenues for the three months ended March 31, 2006 due primarily to the strengthening of the US dollar as compared to the British pound and the Euro.

The increase in average selling prices for the quarter and year to date periods was primarily due to list price increases that went into effect on January 1, 2006 domestically and in certain international markets. The decrease in volume for the three months ended March 31, 2006 was due to lower unit sales of BioGlue in domestic markets, partially offset by a 19% volume increase at the Company’s European subsidiary. BioGlue revenues continued to experience the negative effect of vacant sales territories and experienced salesperson turnover that occurred in 2005. The decrease in volume was largely in the BioGlue cartridge product line, which was partially offset by increased sales of the BioGlue syringe product line. Additional volume decreases were due to lost accessory sales, as the BioGlue syringe product does not utilize a separate delivery device or require the purchase of separate applicator tips (a variety of optional applicator tips are available for the BioGlue syringe). Domestic revenues accounted for 75% of total BioGlue revenues for the three months ended March 31, 2006 and 78% of total BioGlue revenues for the three months ended March 31, 2005.

The Company anticipates that BioGlue revenues for the remainder of 2006 will increase due to a domestic price increase that went into effect on January 1, 2006, projected improvements in domestic BioGlue sales following the Company’s successfully filling all vacant domestic sales territories as of March 31, 2006, and projected unit growth of BioGlue in international markets.

Cardiovascular Preservation Services

	Three Months Ended
	March 31,
	2006	2005

Revenues	$3,573	$3,750
Cardiovascular revenues as a percentage of total revenue	18%	21%

Revenues from cardiovascular preservation services decreased 5% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The 5% decrease in revenues for the three months ended March 31, 2006 was due to a decrease in cardiovascular volume, which decreased revenues by 7%, partially offset by an increase in average service fees, which increased revenues by 2%.

The decrease in cardiovascular volume for the three months ended March 31, 2006 was primarily due to a reduced level of aortic valve shipments, which decreased revenues by 8%, and a reduction in shipments of pulmonary valves, which decreased revenues by 1%, largely as a result of vacant sales territories and experienced salesperson turnover during 2005. This decrease was partially offset by a 32% increase in non-valved cardiac shipments, which increased revenues by 2%. The increase in non-valved cardiac shipments and the modest decline in pulmonary valve shipments, as compared to aortic valve shipments, reflect the Company’s improving penetration into the pediatric cardiac market. The net effect of these changes was a 1% increase in cardiovascular tissue shipments in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase in average service fees reflected the fee increases that went into effect in January 2006 on all cardiac tissues.

The Company’s procurement of cardiac tissues, from which heart valves and non-valved cardiac tissues are processed, increased 5% during the three months ended March 31, 2006 as compared to the three months ended December 31, 2005. The Company’s procurement of cardiac tissues increased 10% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

The Company anticipates that cardiovascular service revenues for the remainder of 2006 will increase due to a domestic price increase that went into effect on January 1, 2006 and due to projected growth in cardiovascular tissue shipments following the Company’s successfully filling all vacant domestic sales territories as of March 31, 2006. Cardiovascular revenues are expected to increase in 2006 if and to the extent tissues available for implantation increase due to expected improvements in procurement and in the Company’s tissue processing yields. Process changes were implemented during 2005 and additional process changes were implemented in January 2006, which are expected to have a favorable impact on the Company’s tissue processing yields during 2006 as compared to 2005.

Vascular Preservation Services

	Three Months Ended
	March 31,
	2006	2005

Revenues	$4,044	$2,716
Vascular revenues as a percentage of total revenue	21%	15%

Revenues from vascular preservation services increased 49% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The 49% increase in revenues for the three months ended March 31, 2006 was due to a 33% increase in shipments of vascular tissues, which increased revenues by 42%, and an increase in average service fees, which increased revenues by 7%.

The increase in vascular volume for the three months ended March 31, 2006 is primarily due to increases in shipments of saphenous veins, due in part to increased availability of tissues as a result of improvements in procurement levels in the second half of 2005 and in 2006 coupled with a strong demand for these tissues primarily for use in peripheral vascular reconstruction surgeries to avoid limb amputations. The increase in shipments of saphenous veins is a continuation of the favorable trend that began in the fourth quarter of 2005. See the additional discussion of procurement below. The increase in average service fees reflected the fee increases that went into effect in January 2006 on all vascular tissues.

The Company’s procurement of vascular tissues increased 4% during the three months ended March 31, 2006 as compared to the three months ended December 31, 2005. The Company’s procurement of vascular tissues increased 68% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

The Company anticipates that vascular service revenues for the remainder of 2006 will increase due in part to a domestic price increase that went into effect on January 1, 2006 and due to projected growth in vascular tissue shipments during 2006, due to improvements in the procurement of vascular tissues. Additionally, vascular revenues are expected to increase in 2006 if and to the extent tissues available for implantation increase due to expected improvements in the Company’s tissue processing yields. Process changes were implemented during 2005 and additional process changes were implemented in January 2006, which are expected to have a favorable impact on the Company’s tissue processing yields during 2006 as compared to 2005.

Orthopaedic Preservation Services

	Three Months Ended
	March 31,
	2006	2005

Revenues	$1,722	$1,072
Orthopaedic revenues as a percentage of total revenue	9%	6%

Revenues from orthopaedic preservation services increased 61% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The 61% increase in revenues for the three months ended March 31, 2006 was due to a 33% increase in shipments of orthopaedic tissues, which increased revenues by 55% and an increase in average service fees, which increased revenues by 6%. The increase in average service fees reflected the fee increases that went into effect in January 2006 on all orthopaedic tissues.

The increase in orthopaedic volume for the three months ended March 31, 2006 was primarily due to an increase in shipments of osteochondral grafts and non-boned tendons. The increase in orthopaedic tissue shipments is directly related to an increase in demand for the Company’s orthopaedic tissues through the introduction of the new cryopreserved osteochondral graft in the first quarter of 2005, the reestablishment of the Company’s presence in the orthopaedic tissue business, and the rebuilding of the Company’s supply of tissues available for shipment. The growth of the Company’s orthopaedic tissue business is illustrated by the trend of positive quarter over quarter orthopaedic revenue growth that began in the second quarter of 2005 and continues through the first quarter of 2006.

The Company procures orthopaedic tissues, which include whole knees, from which osteochondral grafts, menisci, and boned tendons are processed, partial knees, from which osteochondral grafts and menisci are processed, and individual tendons, which are primarily non-boned. The Company’s procurement of all orthopaedic tissues was flat during the three months ended March 31, 2006 as compared to the three months ended December 31, 2005 and increased 42% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The Company’s procurement of whole and partial knees increased 4% during the three months ended March 31, 2006 as compared to the three months ended December 31, 2005 and increased 100% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

The Company anticipates that orthopaedic service revenues for the remainder of 2006 will increase significantly over 2005 due to projected growth in orthopaedic tissue shipments during 2006. Additionally, orthopaedic revenues are expected to increase if and to the extent tissues available for implantation increase due to expected improvements in procurement and in the Company’s tissue processing yields. Process changes were implemented during 2005 and additional process changes were implemented in January 2006, which are expected to have a favorable impact on the Company’s tissue processing yields during 2006 as compared to 2005. Additional increases in service revenues are expected due to a domestic price increase that went into effect on January 1, 2006.

Grant Revenues

Grant revenues were $58,000 and zero, respectively, for the three months ended March 31, 2006 and 2005. Grant revenues for the three months ended March 31, 2006 are related to funding received under the 2005 Defense Appropriations Conference Report, the (“DOD Grant”), which included $926,000 for the development of BioFoam™. The Company began receiving advances under the grant during the second half of 2005 and began recognizing revenues for expenses incurred related to this grant during the fourth quarter of 2005. The Company is currently involved in animal trials with the U.S. Army’s Institute for Surgical Research.

The 2006 Defense Appropriations Conference Report included approximately $2.3 million for the continued development of protein hydrogel and bio-foam sealants. CryoLife plans to apply for funding under this bill in the second quarter of 2006. The Company anticipates that grant revenues will continue to be higher in 2006 than in the corresponding periods of 2005 due to the 2005 and possibly the 2006 Department of Defense funding.

Costs and Expenses

Cost of Products

Cost of products was $1.9 million for the three months ended March 31, 2006 as compared to $2.1 million for the three months ended March 31, 2005, representing 19% and 21%, respectively, of total product revenues during such periods. The decrease in cost of products was primarily due to the slight decrease in product volume for the three months ended March 31, 2006 as compared to March 31, 2005. Cost of products as a percentage of total product revenues decreased slightly, primarily due to modest improvements in BioGlue margins from period-to-period.

The Company anticipates that cost of products will increase for the remainder of 2006 over the corresponding periods in 2005 to reflect volume increases.

Cost of Human Tissue Preservation Services

Cost of human tissue preservation services was $6.8 million for the three months ended March 31, 2006 as compared to $5.9 million for the three months ended March 31, 2005, representing 72% and 78%, respectively, of total tissue preservation service revenues during such periods. Cost of human tissue preservation services for the three months ended March 31, 2006 and 2005 includes the write-down of $374,000 and $280,000, respectively, of certain deferred preservation costs that exceeded market value.

The write-down of deferred tissue preservation costs in both periods was primarily related to the Company’s non-valved cardiac tissues and certain orthopaedic tissues. The write-down of deferred tissue preservation costs in the three months ended March 31, 2006 exceeded that of the same period in 2005, primarily due to lower yields of boned tendons per donor in the current year period, which increased the unit cost of processing these tissues. This yield change is due to normal fluctuations that the Company experienced in the processing of human tissue. In addition the write-down of non-valved cardiac tissues increased due to an increase in units processed, partially offset by a decrease in the write-down per unit.

The increase in cost of human tissue preservation services for the three-month period ended March 31, 2006 is primarily due to increased tissue preservation service volume as compared to the same period in 2005. The decrease of cost of tissue preservation services as a percentage of total tissue preservation service revenues is primarily due to improvements in tissue preservation margins as a result of improvements in the Company’s tissue processing yields, an increase in average service fees due to fee increases in 2006, and to a lesser extent an increase in the number of tissues processed.

The Company anticipates that aggregate cost of human tissue preservation services for the remainder of 2006 will continue to increase over 2005 if volume increases in 2006. The Company anticipates that cost of human tissue preservation services as a percentage of tissue preservation service revenues will decrease in 2006 as compared to 2005 as a result of increases in yields of implantable tissue per donor, increases in average service fees due to fee increases implemented in January 2006, and increases in the amount of tissues expected to be processed due to increased procurement.

General, Administrative, and Marketing Expenses

General, administrative, and marketing expenses increased 12% to $11.3 million for the three months ended March 31, 2006, compared to $10.1 million for the three months ended March 31, 2005, representing 58% and 57%, respectively, of total revenues during such periods. General, administrative, and marketing expenses for the three months ended March 31, 2006 includes an unfavorable adjustment to legal and settlement accruals of $160,000 and expenses of approximately $244,000 for stock based employee compensation. General, administrative, and marketing expenses for the three months ended March 31, 2005 includes a favorable adjustment to legal and settlement accruals of $337,000. Excluding these items, the remaining increase in general, administrative, and marketing expenses was primarily due to an increase in marketing commissions and other marketing costs to support revenue growth, partially offset by lower insurance costs.

The Company anticipates that general, administrative, and marketing expenses will be lower in the full year 2006 than in the full year 2005, due to the expense recorded in 2005 related to the resolution of the Company’s class action and derivative lawsuits, although several important components are difficult to estimate or control. For example the Company will continue to evaluate the level of accruals for product liability claims and make adjustments as required based on periodic actuarial analyses and product liability claim status. Adjustments to these accruals may be required during 2006, and the effect of these adjustments may be favorable or unfavorable to general, administrative, and marketing expenses.

Research and Development Expenses

Research and development expenses were $909,000 for the three months ended March 31, 2006, compared to $921,000 for the three months ended March 31, 2005, representing 5% of total revenues during each such period. Research and development spending in 2006 and 2005 was primarily focused on the Company’s tissue preservation, SynerGraft, and Protein Hydrogel Technologies (“PHT”), which include BioGlue and related products.

The Company anticipates that research and development expenses will increase in 2006 when compared to 2005, due to increased spending on research related to PHT, which is used in BioGlue, BioFoam, and BioDisc™, SynerGraft, and tissue preservation. The BioFoam spending increase will be due in part to the DOD Grant and possibly due to any additional grants under the 2006 Defense Appropriation Conference Report. These items are discussed in “Revenues - Grant Revenues” above.

Other Costs and Expenses

Interest expense increased to $147,000 for the three months ended March 31, 2006, compared to $55,000 for the three months ended March 31, 2005. The increase in interest expense for the three months ended March 31, 2006 is primarily due to larger borrowings under the Credit Agreement for the three months ended March 31, 2006 as compared to the same period in 2005. Interest expense for the three months ended March 31, 2006 and 2005 included interest incurred related to the Credit Agreement and capital leases.

Interest income increased to $107,000 for the three months ended March 31, 2006, compared to $75,000 for the three months ended March 31, 2005. Interest income for the three months ended March 31, 2006 and 2005 was primarily due to interest earned on the Company’s cash, cash equivalents, and marketable securities.

The change in valuation of the derivative was expense of $56,000 for the three months ended March 31, 2006 as compared to income of $118,000 for the three months ended March 31, 2005. The valuation of the derivative in both periods is a function of several variables including the price and expected volatility of the Company’s common stock, the number of shares of preferred stock outstanding, and the general level of US interest rates. The change in valuation of derivative in the three months ended March 31, 2005 also includes the amount of the Dividend Make-Whole Payment on preferred shares converted during the period.

The Company is unable to estimate the change in valuation of derivative for the remainder of 2006, as this amount is subject to several variables as discussed above. The change in valuation of derivative for the remainder of 2006 could significantly differ from the levels experienced in the corresponding periods of 2005.

The Company’s income tax expense of $239,000 for the three months ended March 31, 2006, is primarily due to an expense of $248,000 to record a deferred tax liability related to a foreign jurisdiction. The remaining tax benefit was due to the carryback of the Company’s product liability expenses incurred during the quarter which are expected to generate income tax refunds during 2007 and the favorable effect of adjustments to estimated audit assessments, partially offset by foreign taxes on income of the Company’s wholly owned European subsidiary.

The Company’s income tax expense of $38,000 for the three months ended March 31, 2005 is related to foreign taxes on income of the Company’s wholly owned European subsidiary.

Seasonality

The demand for BioGlue appears to be seasonal, with a flattening or slight decline in demand generally occurring in the third quarter followed by stronger demand in the fourth quarter. Management believes that this trend for BioGlue may be due to fewer surgeries being performed on adult patients in the summer months. The Company will continue to evaluate the seasonal nature of BioGlue sales.

The demand for the Company’s cardiovascular tissue preservation services has historically been seasonal, with peak demand generally occurring in the second and third quarters. Management believes this trend for cardiovascular tissue preservation services is primarily due to the high number of surgeries scheduled during the summer months for school aged patients, who drive the demand for a large percentage of CryoLife’s cardiovascular tissues. This seasonal trend has been obscured in recent years by the impact of the FDA Order and related events. The Company expects that this seasonal trend will be more apparent in future years.

The demand for the Company’s human vascular and orthopaedic tissue preservation services and bioprosthetic cardiovascular and vascular devices does not appear to be seasonal.

Liquidity and Capital Resources

Net Working Capital

At March 31, 2006 net working capital (current assets of $46.4 million less current liabilities of $22.7 million) was $23.7 million, with a current ratio (current assets divided by current liabilities) of 2 to 1, compared to net working capital of $23.9 million, with a current ratio of 2 to 1 at December 31, 2005. The Company’s primary capital requirements historically arose out of general working capital needs, capital expenditures for facilities and equipment, and funding of research and development projects, and the Company funded those requirements through cash generated by operations, equity offerings, and bank credit facilities.

In recent years the Company’s primary requirements for capital have arisen out of working capital needs created by increasing costs of operations and settlements of litigation combined with losses incurred in the Company’s tissue preservation services business. Operating results have also been negatively impacted by increases in general, administrative, and marketing costs over pre-FDA Order levels, as a result of legal and professional fees and litigation costs. For the three months ended March 31, 2006 the Company funded these requirements primarily through existing cash, cash equivalents, and marketable securities.

Overall Liquidity and Capital Resources

The Company expects that the following factors will continue to have an adverse impact on earnings and cash flows during 2006:

•      The anticipated lower preservation services revenues as compared to preservation revenues prior to the FDA Order, subsequent FDA activities, and related events (discussed in Item 1, “Note 2 of the Notes to Summary Consolidated Financial Statements”),

•      The high cost of human tissue preservation services as a percent of revenue, as compared to the period prior to the FDA Order, as a result of lower tissue processing volumes and changes in processing methods, which increased the cost of processing human tissue and decreased yields of implantable tissue per donor,

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

The Company believes the following factors should have a favorable impact on cash flow from operations during 2006, although there can be no assurance that these factors will be successful:

•      Expected increases in revenues due to increases in BioGlue list prices implemented in January 2006,

•      Expected increases in the service fees for cardiovascular, vascular, and orthopaedic tissues due to fee increases implemented in January 2006, to reflect the higher cost of processing these tissues,

•      Anticipated improvements in yields of implantable tissues per donor over the levels experienced in 2005 through process changes and process directives,

•      Expected increases in procurement of human tissues for processing over the levels experienced in 2005, and

•      Anticipated decreases in cash payments related to the defense and resolution of lawsuits and claims from the levels seen in 2003 through 2005.

The Company believes that the Company’s existing cash, cash equivalents, marketable securities, and availability on the Credit Agreement will enable the Company to meet its liquidity needs through at least March 31, 2007.

The Company’s long term liquidity and capital requirements will depend upon numerous factors, including:

•      The success of BioGlue and other products using related technology,

•      The Company’s ability to increase the level of tissue procurement and demand for its tissue preservation services,

•      The Company’s ability to reestablish sufficient margins on its tissue preservation services in the face of increased processing costs by improving yields and increasing prices,

•      The Company’s spending levels on its research and development activities, including research studies, to develop and support its service and product pipeline,

•      The timing and cost of resolving the remaining outstanding product liability lawsuits and other claims (as discussed in Item 1, “Note 13 of the Notes to Summary Consolidated Financial Statements”), and

•      To a lesser degree, the Company’s success at resolving the issues with the FDA regarding processing of human tissue using the SynerGraft technology.

If the Company is unable to address these issues and continues to experience negative operating cash flows, the Company anticipates that it may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet liquidity and capital requirements beyond March 31, 2007. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

In January 2006 the Company engaged Piper Jaffray & Co. to assist the Company’s management and Board of Directors in identifying and evaluating potential strategies to enhance shareholder value. No assurance can be given that this process will lead to any specific action or transaction or that any such transaction will have the anticipated effect.

Product Liability Claims

As discussed in Part I, Item 1, “Note 13 of the Notes to Summary Consolidated Financial Statements”, as of March 31, 2006 the Company had accrued a total of $1.6 million for settled but unpaid claims and pending product liability claims and recorded $316,000 representing amounts to be recovered from the Company’s insurance carriers. The $1.6 million accrual is an estimate of the Company’s portion of the costs required to resolve outstanding claims, and does not reflect actual settlement arrangements or actual judgments for all open claims, including punitive damages, which may be assessed by the courts. The $1.6 million accrual is not a cash reserve. The timing and amount of actual future payments is dependent on when and if judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, the Company’s portion of these monies would have to be paid from liquid assets. The Company continues to attempt to reach resolution of these outstanding claims in order to minimize the potential cash payout.

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

As discussed in Part I, Item 1, “Note 13 of the Notes to Summary Consolidated Financial Statements”, at March 31, 2006 the Company had accrued a total $7.8 million for the estimated costs of unreported product liability claims related to services performed and products sold prior to March 31, 2006 and had recorded a receivable of $2.6 million representing amounts to be paid by the Company’s insurance carriers. The $7.8 million accrual does not represent cash set aside. The timing of future payments related to the accrual is dependent on when and if claims are asserted, judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, these monies would have to be paid from insurance proceeds and liquid assets. Since the amount accrued is based on actuarial estimates, actual amounts required could vary significantly from this estimate.

Net Cash from Operating Activities

Net cash used in operating activities was $411,000 for the three months ended March 31, 2006. The $411,000 in cash used in the three months ended March 31, 2006 was primarily due to the $1.8 million net loss generated by the Company during the period. The Company’s net loss is due to the Company’s preservation services business, which has failed to generate margins sufficient to cover its operating expenses since the second half of 2002 as a result of the FDA Order, subsequent FDA activity, and related events, as discussed in Note 2 of the Notes to Summary Consolidated Financial Statements.

The Company uses the indirect method to prepare its cash flow statement, and as such the operating cash flows are based on the Company’s net loss, which is then adjusted to remove non-cash items included that generated a book gain or loss during the period and for changes in operating assets and liabilities. For the three months ended March 31, 2006 the Company’s $1.8 million net loss included significant recurring non-cash items that generated favorable and unfavorable adjustments to the net loss. For the three months ended March 31, 2006 these adjustments included a favorable $1.2 million in depreciation and amortization, a favorable $374,000 in write-downs for impairment of deferred preservation costs, and a favorable $263,000 in non-cash employee compensation, primarily related to the implementation of SFAS 123R and the granting of employee stock awards during the first quarter. The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2006 these changes included an unfavorable $611,000 due to the timing differences between the recording of receivables and the actual receipt of cash, an unfavorable $2.2 million due to the buildup of deferred preservation costs for which vendors and employees have already been paid, a favorable $391,000 due to timing differences between making cash payments and the expensing of assets, and a favorable $1.7 million due to the timing differences between the recording of accounts payable and other accruals and the actual payment of cash.

The Company expects that its operations will continue to generate negative cash flows from operating activities during 2006 due to its anticipated net losses.

Net Cash from Investing Activities

Net cash used by investing activities was $1.2 million for the three months ended March 31, 2006, as compared to cash provided of $498,000 for the three months ended March 31, 2005. The $1.2 million in current year cash used was primarily due to $6.0 million in purchases of marketable securities and $185,000 in capital expenditures, partially offset by $5.0 million in sales and maturities of marketable securities.

Net Cash from Financing Activities

Net cash used by financing activities was $314,000 for the three months ended March 31, 2006, as compared to cash provided of $18.7 million for the three months ended March 31, 2005. The $314,000 in current year cash used was primarily due to $244,000 in payments of Preferred Stock dividends and $142,000 in principal payments on capital leases. Principal payments on debt of $154,000 were largely offset by $127,000 in borrowings on the Company’s Credit Agreement.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments are as follows (in thousands):

		Remainder of
	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases	$20,888	$1,670	$2,218	$2,166	$2,061	$2,103	$10,670
Revolving line of credit	4,541	—	—	4,541	—	—	—
Insurance premium obligations	3,000	3,000	—	—	—	—	—
Capital lease obligations	422	422	—	—	—	—	—
Purchase commitments	417	415	1	1	—	—	—
Other obligations	1,332	766	398	168	—	—	—
Total contractual obligations	$30,600	$6,273	$2,617	$6,876	$2,061	$2,103	$10,670

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space rented by the Company, leases on Company vehicles, and leases on a variety of office equipment.

The line of credit obligation results from the Company’s borrowing of funds under its Credit Agreement. The timing of the obligation in the above table is based on the February 7, 2008 Credit Agreement expiration date, at which time the outstanding principal balance will be due. Due to the terms of the Credit Agreement, and due to the net losses and negative cash flows experienced by the Company since the FDA Order, the Company has classified amounts due under the Credit Agreement as short-term debt on the March 31, 2006 Summary Consolidated Balance Sheet in accordance with the provisions of FASB Technical Bulletin No. 79-3 (As Amended). Assuming the Company’s level of borrowings and the interest rate on the line of credit remain the same, the Company would have additional contractual obligations for interest expense and fees of $348,000, $463,000, and $53,000 for the remainder of 2006, for 2007, and for 2008, respectively, which are not included in the table above.

The Company’s insurance premium obligations are required installment payments related to payment plans and notes payable from the renewal and financing of certain Company insurance policies.

The Company’s capital lease obligations result from the financing of certain of the Company’s equipment and leasehold improvements primarily purchased during the renovation of the corporate headquarters and manufacturing facilities in previous years. The liability for the remainder of 2006 includes a lump sum payment due at the termination of certain of the Company’s capital leases.

The Company’s purchase commitments generally result from agreements with suppliers to stock certain custom raw materials needed for the Company’s processing and production.

The Company’s other obligations contain various items including minimum required royalty payments, payments to support research and development activities, litigation settlement obligations, and other items as appropriate.

Stock Repurchases

In the quarter ended March 31, 2006 the Company’s Board of Directors authorized the purchase of shares of its common stock from employees to fund the payment of employee federal and state withholding taxes in association with the grant of stock to employees in February 2006. These repurchases of stock from employees totaled $50,000. No further purchases will be made related to these employee stock grants.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2006 were $185,000. The Company expects that its capital expenditures for the full year of 2006 will be somewhat higher than its expenditures in 2005, which were approximately $1.0 million. Planned capital expenditures for 2006 are primarily related to the upgrade of the Company’s accounting software and related hardware purchases, and routine purchases of tissue processing, manufacturing, computer, and office equipment needed to support the Company’s business. The Company expects to have the flexibility to increase or decrease the majority of its planned capital expenditures depending on its ability to generate cash flows.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•      The impact of recent accounting pronouncements,

•      Adequacy of product liability insurance to defend against lawsuits,

•      The outcome of lawsuits filed against the Company,

•      The impact of the FDA Order, subsequent FDA activity, and measures taken by the Company as a result, on anticipated future revenues, profits, and business operations,

•      The effect of the FDA Order and subsequent FDA activity on sales of BioGlue,

•      Future tissue procurement levels,

•      Expected future impact of BioGlue on revenues and gross margins,

•      The impact of the FDA’s Form 483 Notice of Observation,

•      The estimates of the amounts accrued for the retention levels under the Company’s product liability and directors’ and officers’ insurance policies, as well as the estimates of the amounts accrued for product liability claims incurred but not reported,

•      Future costs of human tissue preservation services,

•      Changes in liquidity and capital resources,

•      Statements regarding the expected 2006 performance of the Company relative to that of 2005,

•      The Company’s expectations regarding the adequacy of current financing arrangements,

•      Product demand and market growth,

•      The impact on net loss of future fluctuations in the value of the Dividend Make-Whole Payment feature of the Company’s 6% convertible preferred stock, and

•      Other statements regarding future plans and strategies, anticipated events, or trends.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risks set forth under “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2005 and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

RISKS AND UNCERTAINTIES

The risks and uncertainties which might impact the forward-looking statements and the Company, and its ability to continue as a going concern, include concerns that:

•      The Company may be unable to sufficiently reduce costs of processing tissues, to obtain increased yields of implantable tissue, and to increase fees for tissue preservation services,

•      If the Company is unable to address the causes of its operating losses and negative cash flows, it will need to raise additional capital which may not be available or may not be available on acceptable terms,

•      The Company’s review of potential strategies may not be productive and the outcome of this process is uncertain,

•      The Company’s revolving credit facility imposes restrictions on its ability to borrow, which could make it more difficult to borrow needed funds,

•      The Company is significantly dependent on its revenues from BioGlue and is subject to a variety of risks affecting this product,

•      The FDA Order and subsequent FDA activity continue to adversely impact CryoLife’s business, including reducing demand for its services and increasing processing costs,

•      Revenue from orthopaedic tissue preservation services may not return to acceptable levels,

•      Physicians may be reluctant to implant CryoLife’s preserved tissues,

•      CryoLife’s products and the tissues it processes allegedly have caused and may in the future cause injury to patients using its products or tissues and the Company has been and may be exposed to product liability claims and additional regulatory scrutiny as a result,

•      Adverse publicity may reduce demand for products and services not affected by the FDA recall,

•      CryoLife may be unable to address the concerns raised by the FDA in its Form 483 Notices of Observations,

•      The FDA has notified CryoLife of its belief that marketing of CryoValve SG and CryoVein SG require additional regulatory submissions and/or approvals,

•      Regulatory action outside of the U.S. has affected CryoLife’s business in the past and may also affect CryoLife’s business in the future,

•      Violation of government regulations could result in loss of revenues and customers and additional expense to attain compliance,

•      CryoLife is the subject of an ongoing SEC investigation,

•      CryoLife’s insurance coverage has been and in the future may be either insufficient or unavailable by its terms,

•      Satisfactory levels of insurance coverage may be difficult or impossible to obtain in the future and if obtained, could be very expensive,

•      Intense competition affects CryoLife’s ability to recover from the FDA Order,

•      CryoLife may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and such products and services may not achieve market acceptance,

•      Investments in new technologies or distribution rights may not be successful,

•      SynerGraft processed tissues may not demonstrate expected benefits,

•      If CryoLife is not successful in expanding its business activities in international markets, it will not be able to pursue one of its strategies for increasing its revenues,

•      CryoLife is dependent on its key personnel,

•      Extensive government regulation may adversely affect the ability to develop and sell products and services,

•      Uncertainties related to patents and protection of proprietary technology may adversely affect the value of CryoLife’s intellectual property,

•      Future health care reimbursement methods and policies may affect the availability, amount and timing of revenues,

•      Rapid technological change could cause services and products to become obsolete,

•      Anti-takeover provisions may discourage or make more difficult an attempt to obtain control of CryoLife,

•      Common stock dividends are not likely to be paid in the foreseeable future,

•      CryoLife may not be able to pay cash dividends on its capital stock due to legal and contractual restrictions and lack of liquidity, and

•      Future fluctuations in the value of the Dividend Make-Whole Payment feature of the Company’s 6% convertible preferred stock may have a material impact on the Company’s results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and expense are sensitive to changes in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company’s cash and cash equivalents of $4.7 million and the interest incurred on the line of credit balance of $4.5 million as of March 31, 2006. The Company’s short-term investments in marketable securities of $6.0 million as of March 31, 2006 can also be affected by changing interest rates to the extent that these items contain variable interest rates or are subject to maturity or sale during a period of changing interest rates. A 10% adverse change in interest rates affecting the Company’s cash equivalents and short-term investments or borrowings under the Company’s Credit Agreement would not have a material impact on the Company’s financial position, results of operations, or cash flows.

Derivative Valuation Risk

The terms of the Company’s March 18, 2005 6% convertible preferred stock offering include a Dividend Make-Whole Payment feature. This feature is considered an embedded derivative instrument. Due to the quarterly revaluation of the derivative liability, the Company recorded other expense of $56,000 for the three months ended March 31, 2006. At March 31, 2006 the derivative liability was valued at $170,000. The fair value of this derivative is based on various factors, including the market price of the Company’s common stock and discount rates used in determination of fair value. Changes in these factors could cause the fair value of this derivative to fluctuate significantly from period to period. These resulting changes in valuation may have a significant impact on the Company’s results of operations.

Item 4.    Controls and Procedures.

The Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and the Company’s Executive Vice President, Chief Operating Officer, and Chief Financial Officer (“CFO”), does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.

Based upon the Company’s most recent Disclosure Controls evaluation as of March 31, 2006, the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2006 there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 13 of Notes to Summary Consolidated Financial Statements” at Part I, Item 1 “Financial Statements”, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)           The following table provides information about purchases by the Company during the quarter ended March 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Common Stock

Total Number
			of Common Shares	Maximum Number
			Purchased as	of Common Shares
	Total Number of	Average Price	Part of Publicly	That May Yet Be
	Common Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Common Share	Plans or Programs	Plans or Programs
01/01/06 – 01/31/06	—	$—	—	—
02/01/06 - 02/28/06	—	—	—	—
03/01/06 - 03/31/06	11,632	4.25	—	—
Total	11,632	$4.25	—	—

The Company currently has no stock repurchase program, publicly announced or otherwise. The common shares shown were tendered to the Company in payment of tax withholdings related to employee stock awards.

6% Convertible Preferred Stock

The Company did not repurchase any shares of its 6% convertible preferred stock in the quarter ended March 31, 2006.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

None.

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003.)

3.2

Certificate of Amendment to the Amended and Restated Articles of Incorporation of CryoLife, Inc., classifying and designating Series A Junior Participating Preferred Stock. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2005.)

3.3	Preferred Stock Articles of Amendment to the Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form 8-A/A filed on March 15, 2005.)

3.4	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed December 28, 2005.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-56388).)

10.1	Form of Restricted Stock Award Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 21, 2006.)

10.2	Form of Section 16 Officer Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed February 21, 2006.)

31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(Principal Financial and
Accounting Officer)

May 3, 2006
DATE

Exhibit Index

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003.)

3.2

Certificate of Amendment to the Amended and Restated Articles of Incorporation of CryoLife, Inc., classifying and designating Series A Junior Participating Preferred Stock. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2005.)

3.3	Preferred Stock Articles of Amendment to the Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form 8-A/A filed on March 15, 2005.)

3.4	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed December 28, 2005.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-56388).)

10.1	Form of Restricted Stock Award Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 21, 2006.)

10.2	Form of Section 16 Officer Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed February 21, 2006.)

31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.