Form 10-Q
period 2006-09-30
CRYOLIFE INC
filed 2006-11-03
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

YES   ☐   NO   ☒

The number of shares of common stock, par value $0.01 per share, outstanding on November 1, 2006 was 24,899,477.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Products	$9,687	$9,129	$30,308	$29,102
Human tissue preservation services	10,319	7,329	29,839	22,219
Research grants	12	—	74	—
Total revenues	20,018	16,458	60,221	51,321

Costs and expenses:
Products	1,576	1,940	5,581	6,135
Human tissue preservation services (Including write-downs of $815 for the three months and $1,568 for the nine months ended September 30, 2006 and $626 for the three months and $1,298 for the nine months ended September 30, 2005)	6,954	6,015	20,751	17,984
General, administrative, and marketing	8,549	11,085	30,106	42,726
Research and development	826	894	2,572	2,744
Interest expense	169	77	504	220
Interest income	(94)	(166)	(304)	(408)
Change in valuation of derivative	44	(412)	111	372
Other expense, net	4	37	348	212
Total costs and expenses	18,028	19,470	59,669	69,985

Earnings (loss) before income taxes	1,990	(3,012)	552	(18,664)
Income tax expense	12	106	137	190
Net income (loss)	$1,978	$(3,118)	$415	$(18,854)

Effect of preferred stock	(243)	(243)	(730)	(533)
Net income (loss) applicable to common shares	$1,735	$(3,361)	$(315)	$(19,387)
Income (loss) per common share:
Basic	$0.07	$(0.14)	$(0.01)	$(0.81)
Diluted	$0.07	$(0.14)	$(0.01)	$(0.81)
Weighted average common shares outstanding:
Basic	24,847	24,161	24,804	23,839
Diluted	25,118	24,161	24,804	23,839

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,606	$6,631
Marketable securities, at market	2,986	4,968
Restricted securities	565	560
Trade receivables, net	11,754	10,153
Other receivables	4,087	1,934
Deferred preservation costs, net	19,509	13,959
Inventories	5,013	4,609
Prepaid expenses and other assets	3,055	2,387
Total current assets	51,575	45,201

Property and equipment, net	22,396	24,375
Patents, net	4,337	4,877
Other long-term assets	2,156	2,356
TOTAL ASSETS	$80,464	$76,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,404	$2,239
Accrued expenses and other current liabilities	8,441	8,578
Accrued compensation	2,014	1,467
Accrued procurement fees	4,203	3,797
Notes payable	826	—
Derivative liability	225	114
Line of credit	4,504	4,530
Current maturities of capital lease obligations	232	554
Total current liabilities	23,849	21,279

Capital lease obligations, less current maturities	135	—
Other long-term liabilities	4,760	4,909
Deferred income taxes	248	—
Total liabilities	28,992	26,188

Shareholders’ Equity:
Preferred stock (325 issued shares in 2006 and 325 in 2005)	3	3
Common stock (25,792 issued shares in 2006 and 25,582 in 2005)	258	256
Additional paid-in capital	114,758	113,507
Retained deficit	(58,884)	(58,569)
Accumulated other comprehensive income	88	123
Treasury stock at cost (904 shares in 2006 and 892 in 2005)	(4,751)	(4,699)
Total shareholders’ equity	51,472	50,621
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,464	$76,809

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
Net cash from operating activities:
Net income (loss)	$415	$(18,854)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of marketable equity securities	—	(5)
Loss on sale or disposal of assets	385	146
Depreciation and amortization	3,646	3,816
Provision for doubtful accounts	72	72
Write-down of deferred preservation costs	1,568	1,298
Other non-cash adjustments	102	(138)
Non-cash compensation	853	166
Change in valuation of derivative	111	372
Changes in operating assets and liabilities:
Receivables	(3,997)	(754)
Income taxes	(130)	66
Deferred preservation costs and inventories	(7,522)	(5,023)
Prepaid expenses and other assets	(460)	(940)
Accounts payable, accrued expenses, and other liabilities	2,088	4,809
Net cash used in operating activities	(2,869)	(14,969)

Net cash from investing activities:
Capital expenditures	(1,409)	(664)
Net proceeds from sale of assets	13	—
Other assets	(59)	(173)
Purchases of marketable securities	(12,436)	(21,690)
Sales and maturities of marketable securities	14,562	18,847
Net cash provided by (used in) investing activities	671	(3,680)

Net cash from financing activities:
Proceeds from debt issuance	585	3,765
Principal payments of debt	(428)	(265)
Payment of obligations under capital leases	(370)	(582)
Proceeds from financing of insurance policies	2,349	2,482
Principal payments on short-term notes payable	(1,523)	(1,613)
Proceeds from exercise of stock options and issuance of common stock	398	308
Payment of preferred stock dividends	(730)	(533)
Proceeds from equity offerings	—	19,098
Purchase of treasury stock	(50)	—
Net cash provided by financing activities	231	22,660

(Decrease) increase in cash and cash equivalents	(1,967)	4,011
Effect of exchange rate changes on cash	(58)	(124)
Cash and cash equivalents, beginning of period	6,631	4,713
Cash and cash equivalents, end of period	$4,606	$8,600

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited summary consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”).  Accordingly, the statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States for a complete presentation of financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior year cash flow line items have been reclassified to conform to current year presentation.  Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife Form 10-K for the year ended December 31, 2005.

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

The Company believes the following should continue to have a favorable impact on cash flow from operations during the remainder of 2006, although there can be no assurance that these events will occur as and when currently anticipated:

•                  Expected increases in product revenues over levels experienced in 2005 due to increases in BioGlue® Surgical Adhesive (“BioGlue”) list prices implemented in January and July 2006,

•                  Expected increases in preservation service revenues over levels experienced in 2005 for cardiovascular, vascular, and orthopaedic tissues due to fee increases implemented in January and July 2006, to reflect the higher cost of processing these tissues,

•                  Anticipated improvements in yields of implantable tissues per donor over the levels experienced in 2005 through process changes and process directives,

•                  Expected increases in procurement of human tissues for processing over the levels experienced in 2005, and

•                  Anticipated decreases in cash payments related to the defense and resolution of lawsuits and claims from the levels seen in 2003 through 2005.

The Company believes that the Company’s existing cash, cash equivalents, marketable securities, and availability under the Credit Agreement (as defined in Note 6) will enable the Company to meet its liquidity needs through at least September 30, 2007.

The Company’s long term liquidity and capital requirements will depend upon numerous factors, including:

•                  The success of the Company’s strategic plan to enhance shareholder value, resulting from the conclusion of its strategic review with the assistance of Piper Jaffray & Co.,

•                  The success of BioGlue and other products using related technology,

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

•                  To a lesser degree, the Company’s success at resolving the issues with the FDA regarding processing of human tissue using the SynerGraft® technology (see Note 2).

If the Company is unable to address these issues and continues to experience negative operating cash flows, the Company anticipates that it may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet liquidity and capital requirements beyond September 30, 2007.  Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

On December 8, 2003 the Company received a letter from the FDA stating that it was the agency’s position that cardiovascular tissues processed with the SynerGraft technology should be regulated as medical devices.  On September 14, 2004 the Company met with the FDA to discuss the data to be used to support a formal Request for Designation (“RFD”) filing for SynerGraft processed non-valved cardiac and vascular tissue, including the CryoVein SG.  An RFD submission establishes the regulatory status of the tissue.  The Company submitted the RFD on October 5, 2004.  The FDA affirmed its original decision in letters received in December 2004.  That decision was subject to an administrative appeal.  On October 20, 2005 CryoLife was informed that the FDA had denied the appeal and that CryoLife will be unable to distribute CryoVein tissues with the SynerGraft technology until further submissions and FDA approvals are granted.  The Company is evaluating whether it will file and seek approvals for CryoVein SG or discontinue the CryoVein SG.

In 2003 the Company suspended the use of the SynerGraft technology in the processing of allograft tissue and the distribution of tissues on hand previously processed with the SynerGraft technology until the regulatory issues associated with these tissues are resolved.  Additionally, the Company discontinued labeling its vascular grafts for use as A-V access grafts.  Until such time as the issues surrounding SynerGraft are resolved, the Company is employing its traditional processing methods on these tissues.  As of September 30, 2006 the Company had no deferred preservation costs related to SynerGraft processed tissues on its Summary Consolidated Balance Sheets.

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

As of September 30, 2006 $3.0 million of marketable securities were designated as available-for-sale and $565,000 were designated as held-to-maturity.  As of December 31, 2005 $5.0 million of marketable securities were designated as available-for-sale and $560,000 were designated as held-to-maturity.  The held-to-maturity securities were designated as such due to a contractual commitment to hold the securities as pledged collateral relating to one of the Company’s product liability insurance policies, and, therefore, they are reported as restricted securities on the September 30, 2006 and December 31, 2005 Summary Consolidated Balance Sheets.

The following is a summary of cash equivalents and marketable securities (in thousands):

		Unrealized	Estimated
		Holding	Market
September 30, 2006	Cost Basis	Gains (Losses)	Value
Cash equivalents:
Money market funds	$3,837	$—	$3,837

Marketable securities:
Government entity sponsored debt securities	$2,985	$1	$2,986

Total marketable securities	$2,985	$1	$2,986

Restricted securities:
Government entity sponsored debt securities	$565	$—	$565

		Unrealized	Estimated
		Holding	Market
December 31, 2005	Cost Basis	Gains (Losses)	Value
Cash equivalents:
Money market funds	$5,595	$—	$5,595

Marketable securities:
Government entity sponsored debt securities	$2,980	$(2)	$2,978
US Treasury debt securities	1,990	—	1,990
Total marketable securities	$4,970	$(2)	$4,968

Restricted securities:
Government entity sponsored debt securities	$560	$—	$560

There were no gross realized gains or losses on sales of available-for-sale securities for both the three and nine months ended September 30, 2006 and 2005.  Differences between cost and market listed above, consisting of a net unrealized holding gain of $1,000 less deferred taxes of zero at September 30, 2006, and a net unrealized holding loss of $2,000 less deferred taxes of zero at December 31, 2005, are included as a separate component of other comprehensive income in the shareholders’ equity section of the Summary Consolidated Balance Sheets.

At September 30, 2006 and December 31, 2005 all of the Company’s marketable securities had a maturity date within 90 days.

Note 4 – Inventories

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(Unaudited)

Raw materials	$2,935	$3,083
Work-in-process	374	415
Finished goods	1,704	1,111
Total inventories	$5,013	$4,609

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

Based on the Company’s results of operations for the nine months ended September 30, 2006, the Company does not expect to generate material deferred tax assets or utilize material amounts of its net operating loss carryforwards during the year ended December 31, 2006.  For the nine months ended September 30, 2006 the Company did not experience any changes that would materially affect the Company’s prior determination of the recoverability of its deferred tax assets.  As of September 30, 2006 the Company had a total of $26.4 million in valuation allowances against deferred tax assets and a net deferred tax liability of $248,000 related to taxes in a foreign jurisdiction.  The realizability of the Company’s deferred tax assets could be limited in future periods as mandated by Internal Revenue Service Section 382.

As of September 30, 2006 the Company had income tax receivables related to federal income tax losses from the years ended December 31, 2005 and 2004 that can be carried back to prior years to offset income taxes paid and should result in approximately $453,000 in refunds to the Company during 2006.

Note 6 – Debt

On February 8, 2005 CryoLife and its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc. as lender (the “Credit Agreement”).  The Credit Agreement provides for a revolving credit facility in an aggregate amount equal to the lesser of $15.0 million (including a letter of credit subfacility of up to an aggregate of $2.0 million) or a borrowing base determined in accordance with the terms of the Credit Agreement.  Generally, the borrowing base is 20% of the appraised value of the business of CryoLife, reduced by specified lender reserves.  The Credit Agreement places limitations on the amount that the Company may borrow, and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife either (i) maintain quarterly a minimum aggregate borrowing availability under the Credit Agreement, less certain payables incurred outside the Company’s historical practices, plus unrestricted cash and cash equivalents, as defined (“Availability”), of at least $12.5 million or (ii) achieve as of each quarter end a minimum level of earnings before extraordinary gains, interest, taxes, depreciation, and amortization (“EBITDA”), BioGlue gross margins of at least 70% for the preceding twelve months, as well as Availability of at least $5.0 million.  While the Company currently expects that its aggregate borrowing capacity under the Credit Agreement will equal $15.0 million, there can be no assurance that the capacity will remain at this level.  The Credit Agreement also includes customary conditions on incurring new indebtedness and limitations on cash dividends.  Cash dividends on any class of capital stock are prohibited, provided that cash dividends on preferred stock may be paid so long as the Company maintains $7.5 million, in the aggregate, of cash, cash equivalents, and borrowing capacity, as defined.  There is no restriction on the payment of stock dividends.  Commitment fees are paid based on the unused portion of the facility.  The Credit Agreement expires on February 7, 2008, at which time the outstanding principal balance will be due.  Due to the terms of the Credit Agreement and due to the net losses and negative cash flows experienced by the Company since the FDA Order, the Company has classified amounts due under the Credit Agreement as short-term debt on the September, 2006 and December 31, 2005 Summary Consolidated Balance Sheets in accordance with the provisions of FASB Technical Bulletin No. 79-3 (As Amended).

Amounts borrowed under the Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest at the bank’s prime rate plus 1%, which was 9.25% as of September 30, 2006.  As of September 30, 2006 the outstanding balance of the Credit Agreement was $4.5 million and the remaining borrowing availability was $10.5 million.

The Company routinely enters into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies.  In the quarter ended June 30, 2005 the Company entered into two agreements to finance approximately $1.7 million and $761,000 in insurance premiums associated with the yearly renewal of certain Company insurance policies.  The amounts financed accrued interest at 4.98% and 5.01%, respectively, and were payable in equal monthly payments over a nine month period and an eight month period, respectively.  As of September 30, 2006 the outstanding balance under the agreements was zero.

In the second quarter of 2006 the Company entered into two agreements to finance approximately $1.6 million and $715,000 in insurance premiums associated with the yearly renewal of certain of the Company’s insurance policies.  The amounts financed accrue interest at 6.71% and 6.7%, respectively, and are payable in equal monthly payments over a nine month and an eight month period, respectively.  As of September 30, 2006 the aggregate outstanding balance under the agreements was $826,000.

In September 2006 the Company’s European subsidiary obtained a pre-approved credit facility with a bank in the United Kingdom for the financing of vehicles.  This credit facility pre-approves the Company to enter into leases to finance vehicles, for which terms and interest rates are set for each individual lease agreement.  The Company has accounted for the leases entered into under this credit facility as operating leases.  The credit facility allows the Company to have a total exposure on outstanding leases, as defined by the bank, of £180,000 (or approximately $339,000 as of September 30, 2006).  Per the bank, the Company had a total exposure of approximately £105,000 or $198,000 as of September 30, 2006, and the Company’s total payment obligations related to these outstanding leases was $123,000 as of September 30, 2006.

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

Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of January, April, July, and October, commencing July 1, 2005.  Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments.  On September 7, 2006 the Company declared a dividend of $0.75 per share on its Preferred Stock.  The dividend of approximately $243,000 was paid on October 2, 2006 to shareholders of record on September 22, 2006.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 6.2189 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $8.04 per share of common stock.  The initial conversion price is subject to adjustment in certain events.  The Company reserved 4,600,000 shares of common stock for issuance upon conversion.  Through September 30, 2006 holders had voluntarily converted 92,000 shares of Preferred Stock into 575,000 shares of common stock.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $12.06, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the Preferred Stock into common stock prior to April 1, 2008, the Company will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock, the “Dividend Make-Whole Payment”.  The Dividend Make-Whole Payment is payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock.  Through September 30, 2006 the Company had issued 119,000 shares of common stock to converting holders in satisfaction of this additional payment.

The Preferred Stock has a liquidation preference of $50.00 per share, plus accrued and unpaid dividends.  The liquidation preference of the Preferred Stock was approximately $16.2 million as of September 30, 2006, before the payment of the October 2006 dividend.

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

Due to the quarterly revaluation of the derivative liability, the Company recorded other expense of $44,000 and $111,000 for the three and nine months ended September 30, 2006, respectively.  At September 30, 2006 the derivative liability was valued at $225,000.

Note 9 – Comprehensive Income (Loss)

The following is a summary of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net income (loss)	$1,978	$(3,118)	$415	$(18,854)
Unrealized gain (loss) on investments	1	(13)	3	(37)
Translation adjustment	(16)	20	(38)	(129)
Comprehensive income (loss)	$1,963	$(3,111)	$380	$(19,020)

The tax effect on the change in unrealized gain (loss) on investments is zero for both the three months ended September 30, 2006 and 2005.  The tax effect on the change in unrealized gain (loss) on investments is zero and $11,000 for the nine months ended September 30, 2006 and 2005, respectively.  The tax effect on the translation adjustment is zero for each period presented.

Components of accumulated other comprehensive income consist of the following, net of tax (in thousands):

	September 30,	December 31,
	2006	2005
	(Unaudited)

Unrealized gain (loss) on investments	$1	$(2)
Translation adjustment	87	125
Total accumulated other comprehensive income	$88	$123

Note 10 – Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share data).  The net income (loss) for the three and nine months ended September 30, 2006 and 2005 is adjusted by the effect of the Company’s cumulative, convertible Preferred Stock to arrive at net income (loss) applicable to common shares in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”).  The Company also considers the effect of its Preferred Stock, as discussed in Note 7, the Derivative, as discussed in Note 8, and common stock options, as discussed in Note 11, in the calculation of diluted weighted-average shares below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Numerator for basic income (loss) per common share:
Net income (loss)	$1,978	$(3,118)	$415	$(18,854)
Effect of preferred stock [a]	(243)	(243)	(730)	(533)
Net income (loss) applicable to common shares	$1,735	$(3,361)	$(315)	$(19,387)

Denominator for basic income (loss) per common share:
Basic weighted-average shares	24,847	24,161	24,804	23,839

Basic income (loss) per common share	$0.07	$(0.14)	$(0.01)	$(0.81)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Numerator for diluted income (loss) per common share:
Net income (loss)	$1,978	$(3,118)	$415	$(18,854)
Effect of preferred stock(b)	(243)	(243)	(730)	(533)
Effect of stock options (c)	—	—	—	—
Net income (loss) applicable to common shares	$1,735	$(3,361)	$(315)	$(19,387)

Denominator for diluted income (loss) per common share:
Basic weighted-average shares	24,847	24,161	24,804	23,839
Effect of dilutive convertible preferred stock (b)	—	—	—	—

Effect of dilutive stock options (c)	271	—	—	—
Adjusted weighted-average shares	25,118	24,161	24,804	23,839

Diluted income (loss) per common share	$0.07	$(0.14)	$(0.01)	$(0.81)

(a)          The amount of the accumulated dividend on Preferred Stock reduced the net income applicable to common shares by $243,000 for the three months ended September 30, 2006.  The amount of the accumulated dividend on Preferred Stock offset the Company’s net income and resulted in a net loss applicable to common shares with a total unfavorable effect of $730,000 for the nine months ended September 30, 2006.  The amount of the accumulated dividend on Preferred Stock increased the net loss applicable to common shares by $243,000 and $533,000 for the three and nine months ended September 30, 2005, respectively.

(b)         The amount of the accumulated dividend on Preferred Stock reduced the net income applicable to common shares by $243,000 for the three months ended September 30, 2006.  The amount of the accumulated dividend on Preferred Stock offset the Company’s net income and resulted in a net loss applicable to common shares with a total unfavorable effect of $730,000 for the nine months ended September 30, 2006.  The adjustment for the quarterly revaluation of the derivative liability, would have instead increased the net income applicable to common shareholders by $44,000 and $111,000 for the three and nine months ended September 30, 2006, respectively, and the common shares that would be issued to shareholders upon conversion of the remaining Preferred Stock and in payment of the remaining Dividend Make-Whole Payment would have increased the weighted-average shares by 2.3 million for both the three and nine months ended September 30, 2006.  These adjustments were excluded from the calculation above, as they were anti-dilutive pursuant to the provisions of SFAS 128.

The amount of the accumulated dividend on the Preferred Stock increased the net loss applicable to common shares by $243,000 and $533,000 for the three and nine months ended September 30, 2005, respectively.  The adjustment for the Dividend Make-Whole Payment on preferred shares converted during the period and the quarterly revaluation of the derivative liability would have increased the net loss applicable to common shareholders by $412,000 for the three months ended September 30, 2005 and decreased the net loss applicable to common shareholders by $372,000 for the nine months ended September 30, 2005, and the common shares that would be issued to shareholders upon conversion of the remaining Preferred Stock and in payment of the remaining Dividend Make-Whole Payment would have increased the weighted-average shares by 2.4 million and 1.9 million for the three and nine months ended September 30, 2005, respectively.  These adjustments were excluded from the calculation above, as they were anti-dilutive pursuant to the provisions of SFAS 128.

(c)          Outstanding options to purchase the Company’s common stock resulted in 271,000 additional dilutive common shares for the three months ended September 30, 2006. Outstanding options to purchase the Company’s common stock that would have resulted in 211,000 additional dilutive shares for the nine months ended September 30, 2006 were excluded from the calculation, as they were anti-dilutive pursuant to the provisions of SFAS 128.

Outstanding options to purchase the Company’s common stock that would have resulted in 387,000 and 382,000 additional dilutive common shares, respectively for the three and nine months ended September 30, 2005, were excluded from the calculation, as these items were anti-dilutive pursuant to the provisions of SFAS 128.

In future periods the basic and diluted earnings (loss) per common share are expected to be affected by the declaration of dividends on Preferred Stock, the conversion of Preferred Stock, fluctuations in the fair value of the Company’s common stock, issuance of additional stock options, and changes in the valuation of the Derivative.

Note 11 – Stock Compensation

In August 2006 the Company’s Board of Directors authorized the grant of stock to its non-employee directors.  The stock grants of 2,500 shares of common stock per non-employee director were valued at a total of $109,000 based on the stock price of $5.47 on the date of grant.  The value of this stock grant will be recorded as director compensation over the 12-month vesting period.  The Company also made cash payments totaling $38,000 to the non-employee directors to partially offset each individual’s income tax liability as a result of the stock grant.  The Company recorded $47,000 in expense related to these stock grants during the third quarter of 2006.

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

The following weighted-average assumptions were used to determine the fair value of options under SFAS 123R:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	Stock Options	ESPP Options	Stock Options	ESPP Options
	(Unaudited)		(Unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	.650	.315	.650	.441
Risk-free interest rate	5.00%	4.69%	4.80%	4.34%
Expected life of options	4.0 Years	.24 Years	4.1 Years	.24 Years

The Company’s expense for stock options and the Company’s ESPP was approximately $156,000 and $698,000, for the three and nine months ended September 30, 2006, respectively, of which approximately $19,000 and $59,000, respectively, was capitalized into the Company’s deferred preservation and inventory costs.  These amounts were recorded as compensation expense and were subject to the Company’s normal allocation of expenses to inventory and deferred preservation costs.  The Company did not recognize a tax benefit, or a related operating cash outflow and financing cash inflow, related to the additional compensation expense recorded in the three months and nine months ended September 30, 2006, as the Company is currently maintaining a full valuation allowance on its deferred tax assets.  See Note 5 for additional discussions of the Company’s income tax valuation.

As of September 30, 2006 there was approximately $2.3 million in total unrecognized compensation costs related to nonvested share-based compensation arrangements, before considering the effect of expected forfeitures.  This expense is expected to be recognized over a weighted average period of 2.2 years.

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

The following weighted-average assumptions were used:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Unaudited)	(Unaudited)
Expected dividend yield	0%	0%
Expected stock price volatility	.340	.519
Risk-free interest rate	3.17%	3.36%
Expected life of options	0.3 Years	3.2 Years

For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods on a ratable basis.  The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	Basic	Diluted	Basic	Diluted
	(Unaudited)		(Unaudited)
Basic net loss applicable to commonshares – as reported	$(3,361)	$(3,361)	$(19,387)	$(19,387)
Stock-based employee compensation:
Add expense included in net loss	51	51	166	166
Deduct expense determined under the fair value based method for all awards	(1,634)	(1,634)	(3,253)	(3,253)
Basic net loss applicable to common shares – pro forma	$(4,944)	$(4,944)	$(22,474)	$(22,474)

Basic weighted-average shares	24,161	24,161	23,839	23,839

Basic loss per common share:
As reported	$(0.14)	$(0.14)	$(0.81)	$(0.81)
Pro forma	$(0.20)	$(0.20)	$(0.94)	$(0.94)

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenue:
Implantable medical devices	$9,687	$9,129	$30,308	$29,102
Human tissue preservation services	10,319	7,329	29,839	22,219
All other (a)	12	—	74	—
	20,018	16,458	60,221	51,321
Cost of Products and Preservation Services:
Implantable medical devices	1,576	1,940	5,581	6,135
Human tissue preservation services	6,954	6,015	20,751	17,984
All other (a)	—	—	—	—
	8,530	7,955	26,332	24,119
Gross Margin:
Implantable medical devices	8,111	7,189	24,727	22,967
Human tissue preservation services	3,365	1,314	9,088	4,235
All other (a)	12	—	74	—
	$11,488	$8,503	$33,889	$27,202

(a)                 The “All other” designation includes grant revenue.

The following table summarizes net revenues by product (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Products:
BioGlue	$9,444	$8,917	$29,534	$28,340
Bioprosthetic devices	243	212	774	762
Total products	9,687	9,129	30,308	29,102

Human tissue preservation services:
Cardiovascular tissue	4,189	3,139	11,550	10,407
Vascular tissue	4,468	2,825	13,066	8,281
Orthopaedic tissue	1,662	1,365	5,223	3,531
Total preservation services	10,319	7,329	29,839	22,219

Research grants	12	—	74	—
	$20,018	$16,458	$60,221	$51,321

Note 13 – Commitments and Contingencies

Product Liability Claims

In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it.  As of November 1, 2006 the Company was aware of four pending product liability lawsuits.  The lawsuits are currently in the pre-discovery or discovery stages.  Of these lawsuits, two allege product liability claims arising out of the Company’s orthopaedic tissue services and two allege product liability claims arising out of the Company’s allograft heart valve tissue services.

Two of the outstanding product liability lawsuits against the Company are not covered by insurance policies, as the claimed loss date was prior to the effective coverage date for the insurance policy.  Additional uninsured claims may be filed in the future.  Other product liability claims have been asserted against the Company that have not resulted in lawsuits as of November 1, 2006.  The Company is monitoring these claims.

The Company performed an analysis as of September 30, 2006 of the settled but unpaid claims and the four pending product liability lawsuits based on settlement negotiations to date and advice from counsel.  As of September 30, 2006 the Company had accrued a total of approximately $414,000 for settled but unpaid claims and pending product liability lawsuits.  The $414,000 accrual is included as a component of accrued expenses and other current liabilities on the September 30, 2006 Summary Consolidated Balance Sheet.  This amount represents the Company’s estimate of the probable loss related to settled but unpaid claims and one of the four pending product liability lawsuits.  The Company has not recorded an accrual for the remaining three product liability claims or any asserted lawsuits that have not resulted in a lawsuit because management has concluded that either a loss is remote or that, although a loss is reasonably possible or probable, a reasonable estimate of that loss or the range of losses cannot be made at this time.  As of December 31, 2005 the Company had accrued a total of approximately $1.5 million for settled but unpaid claims and pending product liability lawsuits and recorded $244,000 representing amounts to be recovered from the Company’s insurance carriers.  The $1.5 million accrual is included as a component of accrued expenses and other current liabilities on the December 31, 2005 Summary Consolidated Balance Sheet.

If the Company is unable to settle one or more of the product liability lawsuits in which the Company is a defendant, and if any such lawsuit should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company’s available liquid assets.  Additionally, the Company does not have a reasonable method for estimating the amount of compensatory or punitive damages that could be assessed by a trial jury with respect to any lawsuit that it is unable to settle prior to trial, and the Company’s product liability insurance policies do not include coverage for any punitive damages.  Failure by the Company to resolve the outstanding product liability claims within its ability to pay would have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

On April 1, 2006 the Company bound coverage for the 2006/2007 insurance policy year.  This policy is a four-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2007 and reported during the period April 1, 2006 through March 31, 2007 are covered by this policy.  Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims.  Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect.  Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period.  The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used.  In July 2006 the Company retained an independent actuarial firm to prepare revised estimates of the unreported claims as of June 30, 2006 and December 31, 2006.  The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim.  The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data.  The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data.  The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability, including:

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

Based on the actuarial valuation performed in July 2006 as of June 30, 2006 and December 31, 2006, the Company estimated that its liability for unreported product liability claims was $6.7 million and would be $7.5 million as of December 31, 2006.  In accordance with Emerging Issues Task Force Issue 03-8, the Company has accrued a prorated amount of $7.1 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to September 30, 2006.  The $7.1 million balance is included as a component of accrued expenses and other current liabilities of $3.6 million and other long-term liabilities of $3.5 million on the September 30, 2006 Summary Consolidated Balance Sheet.  Further analysis indicated that the liability could be estimated to be as high as $13.0 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.  Based on the actuarial valuation, the Company estimated that as of September 30, 2006, $2.5 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies.  The $2.5 million insurance recoverable is included as a component of other receivables of $1.2 million and other long-term assets of $1.3 million on the September 30, 2006 Summary Consolidated Balance Sheet.  These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to September 30, 2006.  Actual results may differ from this estimate.

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

Insurance Coverage Dispute

In September 2006 the Company settled an insurance coverage dispute with a former insurance carrier for $2.0 million, net of associated legal fees.  The dispute involved losses stemming from approximately $11.25 million paid in 2005 by the Company.  No party admitted any liability as part of the September settlement. The $2.0 million is included as a component of general, administrative, and marketing expenses on the Summary Consolidated Statements of Operations and other receivables on the Summary Consolidated Balance Sheet as of September 30, 2006.  The net proceeds of $2.0 million were received in October 2006.

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

Note 14 – New Accounting Pronouncements

The Company will be required to adopt Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation 48”) for the fiscal year beginning January 1, 2007.  Interpretation 48 establishes a threshold for recognizing tax benefits if they are “more-likely-than-not” to be upheld upon review by the appropriate taxing authority and the requirement that companies recognize the maximum amount of tax benefit that has a “greater than 50 percent likelihood” of ultimately being realized.  The cumulative effect of adoption of this interpretation will be reported as an adjustment to the opening balance of retained earnings.  The Company is in the process of evaluating the impact of Interpretation 48 on its results of operations and financial position.

The Company will be required to adopt FASB Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) for the fiscal year beginning January 1, 2008.  SFAS 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities.  The Company is in the process of evaluating the impact of SFAS 157 on its results of operations and financial position.

The Company will be required to adopt Staff Accounting Bulletin (“SAB”) No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) for the year ended December 31, 2006.  SAB 108 requires the use of both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement.  Adjustment to the financial statements is required if either approach results in quantifying a misstatement that is material.  The adoption of SAB 108 will not have an impact on the Company’s results of operations and financial position.

Note 15 – Subsequent Events

In October 2006 CryoLife announced that it had signed a licensing and distribution agreement with BioForm Medical, Inc. (“BioForm”), for the development and commercialization of BioGlue for use in cosmetic and plastic surgery indications.  The agreement calls for BioForm to fund the development and regulatory approval process for commercializing BioGlue for use in cosmetic and plastic surgery indications in the United States, Canada, and the

European Community.  Under the terms of the agreement, CryoLife will receive an initial fee from BioForm, as well as a milestone payment upon achievement of FDA approval.

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During the three months ended September 30, 2006 CryoLife, Inc. (“CryoLife” or the “Company”) experienced its second consecutive quarter of profitability and also achieved profitability on a year-to-date basis.  CryoLife’s net income of $2.0 million during this quarter was largely impacted by the net gain of $2.0 million recorded during the quarter for the net settlement of an insurance coverage dispute.  The net cash proceeds were received during October, following the close of the third quarter.  The quarter ended September 30, 2006 was also a period of strong cardiovascular revenues, with a double-digit increase in cardiovascular revenues over the second quarter of 2006.

On November 1, 2006 the Company announced the successful conclusion of its strategic review begun in January 2006 at the request of the Company’s Board of Directors and with the assistance of Piper Jaffray & Co.  As a result of this review, the Board of Directors has directed management to actively pursue three key strategies in addition to continuing to focus on growing its business and leveraging its strengths and expertise in its core marketplaces.  These strategies are designed to generate revenue and earnings growth:  identify and evaluate acquisition opportunities of complimentary product lines and companies; license Company technology to third parties for non-competing uses; and analyze and identify underperforming assets for potential sale or disposal.  Management’s actions related to this Board directive are ongoing.

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

In 2003 the Company received two letters from the FDA regarding its SynerGraft processed human tissues.  The first letter stated that a 510(k) premarket notification was required for SynerGraft processed human cardiac tissues, known as CryoValve SG.  The second stated that SynerGraft processed non-valved cardiac and vascular tissues (CryoVein SG) should be regulated as medical devices.  The Company no longer processes these tissues using the SynerGraft technology.  It has filed a 510(k) notification for CryoValve SG, but has not yet determined whether to file and seek approvals for CryoVein SG.

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

Product Liability Claims: In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it.  As of November 1, 2006 the Company was aware of four pending product liability lawsuits.  The lawsuits are currently in the pre-discovery or discovery stages.  Of these lawsuits, two allege product liability claims arising out of the Company’s orthopaedic tissue services and two allege product liability claims arising out of the Company’s allograft heart valve tissue services.

Two of the outstanding product liability lawsuits against the Company are not covered by insurance policies, as the claimed loss date was prior to the effective coverage date for the insurance policy.  Additional uninsured claims may be filed in the future.  Other product liability claims have been asserted against the Company that have not resulted in lawsuits as of November 1, 2006.  The Company is monitoring these claims.

The Company performed an analysis as of September 30, 2006 of the settled but unpaid claims and the four pending product liability lawsuits based on settlement negotiations to date and advice from counsel.  As of September 30, 2006 the Company had accrued a total of approximately $414,000 for settled but unpaid claims and pending product liability lawsuits.  The $414,000 accrual is included as a component of accrued expenses and other current liabilities on the September 30, 2006 Summary Consolidated Balance Sheet.  This amount represents the Company’s estimate of the probable loss related to settled but unpaid claims and one of the four pending product liability lawsuits.  The Company has not recorded an accrual for the remaining three product liability lawsuits or any asserted claims that have not resulted in a lawsuit because management has concluded that either a loss is remote or that, although a loss is reasonably possible or probable, a reasonable estimate of that loss or the range of losses cannot be made at this time.  As of December 31, 2005 the Company had accrued a total of approximately $1.5 million for settled but unpaid claims and pending product liability lawsuits and recorded $244,000 representing amounts to be recovered from the Company’s insurance carriers.  The $1.5 million accrual is included as a component of accrued expenses and other current liabilities on the December 31, 2005 Summary Consolidated Balance Sheet.

If the Company is unable to settle one or more of the product liability lawsuits in which the Company is a defendant, and if any such lawsuit should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company’s available liquid assets.  Additionally, the Company does not have a reasonable method for estimating the amount of compensatory or punitive damages that could be assessed by a trial jury with respect to any lawsuit that it is unable to settle prior to trial, and the Company’s product liability insurance policies do not include coverage for any punitive damages.  Failure by the Company to resolve the outstanding product liability claims within its ability to pay would have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

On April 1, 2006 the Company bound coverage for the 2006/2007 insurance policy year.  This policy is a four-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2007 and reported during the period April 1, 2006 through March 31, 2007 are covered by this policy.  Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims.  Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect.  Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period.  The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used.  In July 2006 the Company retained an independent actuarial firm to prepare revised estimates of the unreported claims as of June 30, 2006 and December 31, 2006.  The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim.  The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data.  The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data.  The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability, including:

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

Based on the actuarial valuation performed in July 2006 as of June 30, 2006 and December 31, 2006, the Company estimated that its liability for unreported product liability claims was $6.7 million and would be $7.5 million as of December 31, 2006.  In accordance with Emerging Issues Task Force Issue 03-8, the Company has accrued a prorated amount of $7.1 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to September 30, 2006.  The $7.1 million balance is included as a component of accrued expenses and other current liabilities of $3.6 million and other long-term liabilities of $3.5 million on the September 30, 2006 Summary Consolidated Balance Sheet.  Further analysis indicated that the liability could be estimated to be as high as $13.0 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.  Based on the actuarial valuation, the Company estimated that as of September 30, 2006, $2.5 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies.  The $2.5 million insurance recoverable is included as a component of other receivables of $1.2 million and other long-term assets of $1.3 million on the September 30, 2006 Summary Consolidated Balance Sheet.  These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to September 30, 2006.  Actual results may differ from this estimate.

Deferred Preservation Costs: By federal law, human tissues cannot be bought or sold.  Therefore, the tissues the Company preserves and further processes cannot be held as inventory.  Tissue is procured from deceased human donors by organ and tissue procurement agencies, which consign the tissue to the Company for processing and preservation.  Preservation costs consist primarily of direct labor and materials (including laboratory expenses, tissue procurement fees, freight-in charges, and fringe benefits) and indirect costs (including allocations of costs from departments that support processing activities and facility allocations).  Although the Company cannot own human tissue, the preservation process is a manufacturing process that is accounted for in accordance with Accounting Research Bulletin #43 (“ARB 43”) Chapter 4, Inventory Pricing.  Preservation costs are stated at the lower of cost or market on a first-in, first-out basis and are deferred until revenue is recognized upon shipment of the tissue to the implanting facilities.

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

The Company regularly evaluates its deferred preservation costs to determine if the costs are appropriately recorded at the lower of cost or market value.  The Company recorded $277,000 and $1.0 million, respectively, in the three and nine months ended September 30, 2006 and $626,000 and $1.3 million, respectively, in the three and nine months ended September 30, 2005 as an increase to cost of preservation services to write-down the value of certain deferred tissue preservation costs that exceeded market value.  The amount of these write-downs are primarily due to excess current period tissue processing costs that exceeded market value based on recent average service fees.  Actual results may differ from these estimates.  The Company regularly evaluates its deferred preservation costs to determine if an impairment in the value of the deferred preservation costs is required when the value of these tissues is not expected to be fully recoverable.  A write-down of $538,000 was recorded for the three and nine months ended September 30, 2006 due to the impairment of certain orthopaedic tissues.

As of September 30, 2006 deferred preservation costs consisted of $4.2 million for allograft heart valve tissues, $1.1 million for non-valved cardiac tissues, $9.5 million for vascular tissues, and $4.8 million for orthopaedic tissues.

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

Based on the Company’s results of operations for the nine months ended September 30, 2006, the Company does not expect to generate material deferred tax assets or utilize material amounts of its net operating loss carryforwards during the year ended December 31, 2006.  For the nine months ended September 30, 2006 the Company did not experience any changes that would materially affect the Company’s prior determination of the recoverability of its deferred tax assets.  As of September 30, 2006 the Company had a total of $26.4 million in valuation allowances against deferred tax assets and a net deferred tax liability of $248,000 related to taxes in a foreign jurisdiction.  The realizability of the Company’s deferred tax assets could be limited in future periods as mandated by Internal Revenue Service Section 382.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires the write-down of a long-lived asset to be held and used if the carrying value of the asset or the asset group to which the asset belongs is not recoverable.  The carrying value of the asset or asset group is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group.  In applying SFAS 144 the Company defined the specific asset groups used to perform the cash flow analysis.  The Company defined the asset groups at the lowest level possible, by identifying the cash flows from groups of assets that could be segregated from the cash flows of other assets and liabilities.  Using this methodology the Company determined that its asset groups consisted of the long-lived assets related to the Company’s two reporting segments.  As the Company does not segregate assets by segment, the Company allocated assets to the two reporting segments based on factors including facility space and revenues.  The undiscounted future cash flows related to these asset groups exceeded their carrying values as of December 31, 2005 and, therefore, management concluded that there was not an impairment of the Company’s long-lived intangible assets and tangible assets related to the tissue preservation business or medical device business.  However, depending on the Company’s ability to rebuild demand for its tissue preservation services and the future effects of events surrounding the FDA Order, these assets may become impaired.  Management will continue to evaluate the recoverability of these assets in accordance with SFAS 144.  For the nine months ended September 30, 2006 the Company did not experience any changes that would materially affect the Company’s analysis of and recoverability of its long-lived assets.

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

New Accounting Pronouncements

The Company will be required to adopt Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation 48”) for the fiscal year beginning January 1, 2007.  Interpretation 48 establishes a threshold for recognizing tax benefits if they are “more-likely-than-not” to be upheld upon review by the appropriate taxing authority and the requirement that companies recognize the maximum amount of tax benefit that has a “greater than 50 percent likelihood” of ultimately being realized.  The cumulative effect of adoption of this interpretation will be reported as an adjustment to the opening balance of retained earnings.  The Company is in the process of evaluating the impact of Interpretation 48 on its results of operations and financial position.

The Company will be required to adopt FASB Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) for the fiscal year beginning January 1, 2008.  SFAS 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities.  The Company is in the process of evaluating the impact of SFAS 157 on its results of operations and financial position.

The Company will be required to adopt Staff Accounting Bulletin (“SAB”) No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) for the year ended December 31, 2006.  SAB 108 requires the use of both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement.  Adjustment to the financial statements is required if either approach results in quantifying a misstatement that is material.  The adoption of SAB 108 will not have an impact on the Company’s results of operations and financial position.

Results of Operations

Revenues
(Tables in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total Revenues	$20,018	$16,458	$60,221	$51,321

Revenues increased 22% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  Revenues increased 17% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

The increase in both the three and nine months ended September 30, 2006 was primarily due to an increase in tissue preservation service revenues, as well as an increase in BioGlue revenues as compared to the prior year period.  A detailed discussion of the change in BioGlue revenues and in preservation service revenues for each of the three major tissue types processed by the Company is presented below.

BioGlue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$9,444	$8,917	$29,534	$28,340
BioGlue revenues as a percentage of total revenue	47%	54%	49%	55%

Revenues from the sale of BioGlue increased 6% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  This increase was primarily due to an increase in average selling prices, which increased revenues by 5% and the effect of foreign currency exchange, which increased revenues by less than 1%.

Revenues from the sale of BioGlue increased 4% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  This increase was primarily due to an increase in average selling prices, which increased revenues by 4%.

The increase in average selling prices for the three and nine months ended September 30, 2006 was primarily due to list price increases that went into effect in January and July 2006 domestically and in certain international markets.

Domestic revenues accounted for 76% and 75% of total BioGlue revenues for the three and nine months ended September 30, 2006, respectively, and 75% and 76% of total BioGlue revenues for the three and nine months ended September 30, 2005, respectively.

The Company anticipates that BioGlue revenues for the full year of 2006 will exceed the full year of 2005, primarily due to the domestic price increases discussed above.

Cardiovascular Preservation Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$4,189	$3,139	$11,550	$10,407
Cardiovascular revenues as a percentage of total revenue	21%	19%	19%	20%

Revenues from cardiovascular preservation services increased 33% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  This increase was primarily due to a 36% increase in unit shipments of cardiovascular tissues, which increased revenues by 17%, and an increase in average service fees, which increased revenues by 16%.

Revenues from cardiovascular preservation services increased 11% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  This increase was primarily due to an increase in average service fees, which increased revenues by 8%, and a 14% increase in unit shipments of cardiovascular tissues, which increased revenues by 3%.

The increase in cardiovascular volume for the three months ended September 30, 2006 was primarily due to increased shipments of pulmonary valves and non-valved cardiac tissues.  The increases in cardiac shipments were a result of increased availability of tissues due to improvements in procurement and tissue processing yields and due to strengthening demand for the Company’s tissues, particularly in the pediatric cardiac market.  This strong third quarter cardiovascular volume also had an affect on revenues for the nine months ended September 30, 2006, overcoming the slight volume declines experienced in the first half of 2006.  The large increases in the number of tissue shipments did not result in a proportional increase in cardiovascular revenues due to a shift in product mix, as the increases were primarily experienced in products with smaller per unit revenues than the average cardiovascular tissue.  The increase in average service fees for the three and nine months ended September 30, 2006 was primarily due to the fee increases that went into effect in January 2006 on all cardiac tissues and in July 2006 on certain non-valved cardiac tissues.

The Company’s procurement of cardiac tissues, from which heart valves and non-valved cardiac tissues are processed, increased 9% during the three months ended September 30, 2006 as compared to the three months ended June 30, 2006.  The Company’s procurement of cardiac tissues increased 8% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and 11% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

The Company anticipates that cardiovascular service revenues for the full year of 2006 will exceed the full year of 2005 primarily due to the domestic fee increases discussed above, and due to growth in cardiovascular tissue shipments resulting from improvements in procurement, tissue processing yields, and demand for the Company’s tissues.

Vascular Preservation Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$4,468	$2,825	$13,066	$8,281
Vascular revenues as a percentage of total revenue	22%	17%	22%	16%

Revenues from vascular preservation services increased 58% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  This increase was primarily due to a 37% increase in unit shipments of vascular tissues, which increased revenues by 43%, and an increase in average service fees, which increased revenues by 15%.

Revenues from vascular preservation services increased 58% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  This increase was primarily due to a 38% increase in unit shipments of vascular tissues, which increased revenues by 47%, and an increase in average service fees, which increased revenues by 11%.

The increase in vascular volume for the three and nine months ended September 30, 2006 is primarily due to increases in shipments of saphenous veins, due in part to increased availability of tissues as a result of improvements in procurement levels and tissue processing yields, coupled with a strong demand for these tissues, primarily for use in peripheral vascular reconstruction surgeries to avoid limb amputations.  The increase in shipments of saphenous veins is a continuation of the favorable trend that began in the fourth quarter of 2005.  The increase in average service fees for the three and nine months ended September 30, 2006 was primarily due to the fee increases that went into effect in January 2006 on all vascular tissues.

The Company’s procurement of vascular tissues increased 7% during the three months ended September 30, 2006 as compared to the three months ended June 30, 2006.  The Company’s procurement of vascular tissues increased 18% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and 38% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

The Company anticipates that vascular service revenues for the full year of 2006 will exceed the full year of 2005 primarily due to the domestic fee increases discussed above, and due to growth in vascular tissue shipments resulting from improvements in procurement, tissue processing yields, and demand for the Company’s tissues.

Orthopaedic Preservation Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$1,662	$1,365	$5,223	$3,531
Orthopaedic revenues as a percentage of total revenue	8%	8%	9%	7%

Revenues from orthopaedic preservation services increased 22% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  This increase was primarily due to an increase in average service fees, which increased revenues by 18%, and an 11% increase in unit shipments of orthopaedic tissues, which increased revenues by 4%.

Revenues from orthopaedic preservation services increased 48% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  This increase was primarily due to a 27% increase in unit shipments of orthopaedic tissues, which increased revenues by 35% and an increase in average service fees, which increased revenues by 13%.

The increase in average service fees for the three and nine months ended September 30, 2006 was primarily due to the fee increases that went into effect in January 2006 on all orthopaedic tissues and in July 2006 for certain orthopaedic tissues.  The increase in orthopaedic volume for the three months ended September 30, 2006 was primarily due to an increase in shipments of boned and non-boned tendons, primarily due to the rebuilding of the Company’s supply of tissues available for shipment.  The increase in orthopaedic volume for the nine months ended September 30, 2006 was primarily due to an increase in shipments of osteochondral grafts, with smaller increases in boned and non-boned tendons and menisci, primarily related to the reestablishment of the Company’s presence in the orthopaedic tissue business and the rebuilding of the Company’s supply of tissues available for shipment.

The Company procures orthopaedic tissues, which include knees, from which osteochondral grafts, menisci, and boned tendons are processed, and individual tendons, which are primarily non-boned.  The Company’s procurement of all orthopaedic tissues increased 17% during the three months ended September 30, 2006 as compared to the three months ended June 30, 2006, 8% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, and 19% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  The Company’s procurement of knees increased 23% during the three months ended September 30, 2006 as compared to the three months ended June 30, 2006, decreased 2% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, and increased 25% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

The Company anticipates that orthopaedic service revenues for the full year of 2006 will exceed the full year of 2005 primarily due to growth in orthopaedic tissue shipments during 2006, driven by improvements in demand for the Company’s tissues, procurement, and tissue processing yields.  Additionally, the domestic fee increases discussed above have benefited and are expected to continue benefiting revenues for the full year of 2006 as compared to the full year of 2005.

Grant Revenues

Grant revenues were $12,000 and zero, respectively, for the three months ended September 30, 2006 and 2005 and $74,000 and zero, respectively, for the nine months ended September 30, 2006 and 2005.  Grant revenues for the three and nine months ended September 30, 2006 are related to funding received under the 2005 Defense Appropriations Conference Report, the (“2005 DOD Grant”), which included $926,000 for the development of protein hydrogel technology for use on the battlefield.  The Company applied for and was awarded the full $926,000 allocated under the 2005 DOD Grant in connection with its development of BioFoam™.  The Company has received advances totaling $926,000 under this grant during 2005 and 2006, and began recognizing revenues for expenses incurred related to this grant during the fourth quarter of 2005.  The Company is currently preparing for animal trials with the U.S. Army’s Institute for Surgical Research.

The 2006 Defense Appropriations Conference Report included approximately $2.3 million for the continued development of protein hydrogel technology for use on the battlefield.  CryoLife applied for funding for BioFoam development under this bill in July 2006.  The 2007 Defense Appropriations Conference Report included approximately $1.0 million for the continued development of protein hydrogel technology for use on the battlefield.  CryoLife anticipates applying for funding under this bill during 2007.

The Company anticipates that grant revenues will continue to be higher in 2006 than in the corresponding periods of 2005 due to the 2005 and possibly the 2006 Department of Defense funding.

Costs and Expenses

Cost of Products

Cost of products was $1.6 million and $1.9 million for the three months ended September 30, 2006 and September 30, 2005, representing 16% and 21%, respectively, of total product revenues during such periods.  Cost of products was $5.6 million and $6.1 million for the nine months ended September 30, 2006 and 2005, respectively, representing 18% and 21%, respectively, of total product revenues during such periods.

The cost of products and cost of products as a percentage of total product revenues decreased for the three and nine months ended September 30, 2006, primarily due to improvements in BioGlue margins from period to period.  These margin improvements were primarily due to improvements in BioGlue average selling prices due to the price increases which went into effect in January and July 2006 and greater manufacturing throughput, which reduced the per unit cost to produce BioGlue.

Cost of Human Tissue Preservation Services

Cost of human tissue preservation services was $7.0 million and $6.0 million for the three months ended September 30, 2006 and 2005, respectively, representing 67% and 82%, respectively, of total tissue preservation service revenues during such periods.  Cost of human tissue preservation services for the three months ended September 30, 2006 includes the write-down of $277,000 of certain deferred preservation costs that exceeded market value and the write-down of $538,000 due to the impairment of certain orthopaedic tissues.  Cost of human tissue preservation services for the three months ended September 30, 2005 includes the write-down of $626,000 of certain deferred preservation costs that exceeded market value.

Cost of human tissue preservation services was $20.8 million and $18.0 million for the nine months ended September 30, 2006 and 2005, respectively, representing 70% and 81%, respectively, of total tissue preservation service revenues during such periods.  Cost of human tissue preservation services for the nine months ended September 30, 2006 includes the write-down of $1.0 million of certain deferred preservation costs that exceeded market value and the write-down of $538,000 due to the impairment of certain orthopaedic tissues.  Cost of human tissue preservation services for the nine months ended September 30, 2005 includes the write-down of $1.3 million of certain deferred preservation costs that exceeded market value.

The write-down of deferred tissue preservation costs that exceeded market value in both years was primarily related to the Company’s non-valved cardiac tissues and certain orthopaedic tissues.  The Company implemented a fee increase effective July 1, 2006, in part to address these tissues, which have had costs in excess of the average service fees.  The decrease of the write-down in the current year periods as compared to the prior year periods is primarily due to the effect of this fee increase on the Company’s average service fees for the affected tissue types.

The increase in cost of human tissue preservation services for the three and nine months ended September 30, 2006 is primarily due to increased tissue preservation service volume as compared to the same period in 2005.  The decrease in cost of tissue preservation services as a percentage of total tissue preservation service revenues is primarily due to improvements in tissue preservation margins as a result of improvements in the Company’s tissue processing yields, an increase in average service fees due to fee increases in 2006, and to a lesser extent an increase in the amount of tissues processed.

The Company anticipates that aggregate cost of human tissue preservation services for the full year of 2006 will exceed the full year of 2005 due to volume increases in 2006.  The Company anticipates that cost of human tissue preservation services as a percentage of tissue preservation service revenues will decrease for the full year of 2006 as compared to 2005 as a result of increases in yields of implantable tissue per donor, increases in average service fees due to fee increases implemented in 2006, and increases in the amount of tissues expected to be processed due to increased procurement.

General, Administrative, and Marketing Expenses

General, administrative, and marketing expenses decreased 23% to $8.5 million for the three months ended September 30, 2006, compared to $11.1 million for the three months ended September 30, 2005, representing 43% and 67%, respectively, of total revenues during such periods.  General, administrative, and marketing expenses for the three months ended September 30, 2006 includes a favorable adjustment of $2.0 million related to the settlement of an insurance coverage dispute with an insurance company, net of associated legal fees, an unfavorable charge of $185,000 for stock based compensation expenses, and an unfavorable adjustment of $170,000 to unreported product liability accruals.  General, administrative, and marketing expenses for the three months ended September 30, 2005 includes an accrual of approximately $741,000 in additional legal expenses and settlement accruals and an accrual of $701,000 for post employment benefits.

General, administrative, and marketing expenses decreased 30% to $30.1 million for the nine months ended September 30, 2006, compared to $42.7 million for the nine months ended September 30, 2005, representing 50% and 83%, respectively, of total revenues during such periods.  General, administrative, and marketing expenses for the nine months ended September 30, 2006 includes a favorable adjustment of $2.0 million related to the settlement of an insurance coverage dispute with an insurance company, net of associated legal fees, an unfavorable charge of $832,000 for stock based compensation expenses, a favorable adjustment of $451,000 related to the adjustment of reserves for product liability losses, and an accrual of $448,000 for post employment benefits.  General, administrative, and marketing expenses for the nine months ended September 30, 2005 includes an accrual of $11.8 million in expense related to the settlement of the shareholder class action lawsuit, an accrual of $701,000 for post employment benefits, and a favorable adjustment of approximately $403,000 to legal expenses and settlement accruals.

Excluding the items discussed above, general, administrative, and marketing expenses for the three months and nine months ended September 30, 2006 were consistent with the expenses in the respective prior year periods.  General, administrative, and marketing expenses for the three and nine months ended September 30, 2006 were also impacted by lower insurance and professional fees and an increase in marketing commissions to support revenue growth.

Although several important components are difficult to estimate or control, the Company anticipates that general, administrative, and marketing expenses will be lower in the full year 2006 than in the full year 2005, due to the expense recorded in 2005 related to the resolution of the Company’s class action and derivative lawsuits and the favorable adjustment to that expense that occurred in the third quarter of 2006.  The Company will continue to evaluate the level of accruals for product liability claims and make adjustments as required based on periodic actuarial analyses and product liability claim status.  Adjustments to these accruals may be required during the remainder of 2006, and the effect of these adjustments may be favorable or unfavorable to general, administrative, and marketing expenses.

Research and Development Expenses

Research and development expenses were $826,000 for the three months ended September 30, 2006, compared to $894,000 for the three months ended September 30, 2005, representing 4% and 5%, respectively, of total revenues during each such period.  Research and development expenses were $2.6 million for the nine months ended September 30, 2006, compared to $2.7 million for the nine months ended September 30, 2005, representing 4% and 5%, respectively, of total revenues during each such period.  The decrease in research and development expenses in both the three and nine month periods ended September 30, 2006 was due to timing delays for planned external research studies.  Research and development spending in 2006 and 2005 was primarily focused on the Company’s tissue preservation, SynerGraft, which includes allograft and xenograft heart valves, vascular grafts and surgical mesh, and Protein Hydrogel Technologies (“PHT”), which include BioGlue, BioFoam, BioDisc™, and related products.

Other Costs and Expenses

Interest expense increased to $169,000 for the three months ended September 30, 2006, compared to $77,000 for the three months ended September 30, 2005.  Interest expense increased to $504,000 for the nine months ended September 30, 2006, compared to $220,000 for the nine months ended September 30, 2005.  The increase in interest expense for the three and nine months ended September 30, 2006 is primarily due to higher borrowings under the Credit Agreement as compared to the same period in 2005 and higher interest rates on these borrowings as the bank’s prime lending rate has increased since the prior year period.  Interest expense for the three and nine months ended September 30, 2006 and 2005 included interest incurred related to the Credit Agreement, notes payable, and capital leases.

Interest income decreased to $94,000 for the three months ended September 30, 2006, compared to $166,000 for the three months ended September 30, 2005.  Interest income decreased to $304,000 for the nine months ended September 30, 2006, compared to $408,000 for the nine months ended September 30, 2005.  Interest income for the three and nine months ended September 30, 2006 and 2005 was primarily due to interest earned on the Company’s cash, cash equivalents, and marketable securities.

The change in valuation of the Derivative was an expense of $44,000 for the three months ended September 30, 2006 as compared to income of $412,000 for the three months ended September 30, 2005.  The change in valuation of the Derivative was an expense of $111,000 for the nine months ended September 30, 2006 as compared to $372,000 for the nine months ended September 30, 2005.  The valuation of the Derivative in these periods was a function of several variables including the price and expected volatility of the Company’s common stock, the number of shares of Preferred Stock outstanding, and the general level of US interest rates.  The change in valuation of Derivative in the three and nine months ended September 30, 2005 also includes the amount of the Dividend Make-Whole Payment on preferred shares converted during the period.

The Company is unable to estimate the change in valuation of derivative for the remainder of 2006, as this amount is subject to several variables as discussed above.  The change in valuation of derivative for the remainder of 2006 could differ significantly from the levels experienced in the corresponding period in 2005.

The Company’s income tax expense of $12,000 for the three months ended September 30, 2006 was primarily due to foreign taxes on income of the Company’s wholly owned European subsidiary.  The Company’s income tax expense of $137,000 for the nine months ended September 30, 2006 was primarily due to an expense of $248,000 to record a deferred tax liability related to a foreign jurisdiction, partially offset by the favorable effect of adjustments to estimated foreign taxes on income of the Company’s wholly owned European subsidiary.

The Company’s income tax expense of $106,000 and $190,000 for the three and nine months ended September 30, 2005, respectively, was related to foreign taxes on income of the Company’s wholly owned European subsidiary.

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

Liquidity and Capital Resources

Net Working Capital

At September 30, 2006 net working capital (current assets of $51.6 million less current liabilities of $23.9 million) was $27.7 million, with a current ratio (current assets divided by current liabilities) of 2 to 1, compared to net working capital of $23.9 million, with a current ratio of 2 to 1 at December 31, 2005.

The Company’s primary capital requirements for the nine months ended September 30, 2006 arose out of general working capital needs, capital expenditures for facilities and equipment, and funding of research and development projects.  In recent years the Company’s operating activities have failed to generate sufficient cash to fund its business due to the increasing costs of operations, primarily costs related to the Company’s tissue preservation services business, increases in general, administrative, and marketing costs over pre-FDA Order levels, and increased legal, professional, and litigation expenses.  For the nine months ended September 30, 2006 the Company funded its operating cash requirements primarily through existing cash, cash equivalents, and marketable securities, and through bank credit facilities.

Overall Liquidity and Capital Resources

The Company expects that the following will continue to have an adverse impact on earnings and cash flows during the remainder or 2006:

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

The Company believes the following should continue to have a favorable impact on cash flow from operations during the remainder of 2006, although there can be no assurance that these events will occur as and when currently anticipated:

•                  Expected increases in revenues over levels experienced in 2005 due to increases in BioGlue list prices implemented in January and July 2006,

•                  Expected increases in total preservation service revenues over levels experienced in 2005 due to fee increases implemented in January and July 2006, to reflect the higher cost of processing these tissues,

•                  Anticipated improvements in yields of implantable tissues per donor over the levels experienced in 2005 through process changes and process directives, and

•                  Anticipated decreases in cash payments related to the defense and resolution of lawsuits and claims from the levels seen in 2003 through 2005.

The Company believes that the Company’s existing cash, cash equivalents, marketable securities, and availability under the Credit Agreement will enable the Company to meet its liquidity needs through at least September 30, 2007.

The Company’s long term liquidity and capital requirements will depend upon numerous factors, including:

•                  The success of the Company’s strategic plan to enhance shareholder value, resulting from the conclusion of its strategic review with the assistance of Piper Jaffray & Co.,

•                  The success of BioGlue and other products using related technology,

•                  The Company’s ability to increase the level of tissue procurement and demand for its tissue preservation services,

•                  The Company’s ability to reestablish sufficient margins on its tissue preservation services, in the face of increased processing costs, by improving yields and increasing prices,

•                  The Company’s spending levels on its research and development activities, including research studies, to develop and support its service and product pipeline,

•                  The timing and cost of resolving product liability lawsuits and other claims (as discussed in Part I, Item 1, “Note 13 of the Notes to Summary Consolidated Financial Statements”), and

•                  To a lesser degree, the Company’s success at resolving the issues with the FDA regarding processing of human tissue using the SynerGraft technology (as discussed in Part I, Item 1, “Note 2 of the Notes to Summary Consolidated Financial Statements”).

If the Company is unable to address these issues and continues to experience negative operating cash flows, the Company anticipates that it may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet liquidity and capital requirements beyond September 30, 2007.  Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

On February 8, 2005 CryoLife and its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc. as lender (the “Credit Agreement”) to address some of its liquidity needs.  As of September 30, 2006 the outstanding balance of the Credit Agreement was $4.5 million and the remaining borrowing availability was $10.5 million.

In January 2006 the Company engaged Piper Jaffray & Co. to assist the Company’s management and Board of Directors in identifying and evaluating potential strategies to enhance shareholder value.  As a result of this review, the Board of Directors has directed management to actively pursue three key strategies in addition to continuing to focus on growing its business and leveraging its strengths and expertise in its core marketplaces.  These strategies are designed to generate revenue and earnings growth:  identify and evaluate acquisition opportunities of complimentary product lines and companies; license Company technology to third parties for non-competing uses; and analyze and identify underperforming assets for potential sale or disposal.  Management’s actions related to this Board directive are ongoing.

Product Liability Claims

As discussed in Part I, Item 1, “Note 13 of the Notes to Summary Consolidated Financial Statements”, as of September 30, 2006 the Company had accrued a total of $414,000 for settled but unpaid claims and pending product liability lawsuits.  The $414,000 accrual is an estimate of the Company’s portion of the costs required to resolve outstanding claims, and does not reflect actual settlement arrangements or actual judgments for all open claims, including punitive damages, which may be assessed by the courts.  The $414,000 accrual is not a cash reserve.  The timing and amount of actual future payments is dependent on when and if judgments are rendered, and/or settlements are reached.  Should payments related to the accrual be required, the Company’s portion of these monies would have to be paid from liquid assets.  The Company continues to attempt to reach resolution of these outstanding claims in order to minimize the potential cash payout.

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

As discussed in Part I, Item 1, “Note 13 of the Notes to Summary Consolidated Financial Statements”, at September 30, 2006 the Company had accrued a total $7.1 million for the estimated costs of unreported product liability claims related to services performed and products sold prior to September 30, 2006 and had recorded a receivable of $2.5 million representing amounts to be paid by the Company’s insurance carriers.  Further analysis indicated that the liability could be estimated to be as high as $13.0 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.  The $7.1 million accrual does not represent cash set aside.  The timing of future payments related to the accrual is dependent on when and if claims are asserted, judgments are rendered, and/or settlements are reached.  Should payments related to the accrual be required, these monies would have to be paid from insurance proceeds and liquid assets.  Since the amount accrued is based on actuarial estimates, actual amounts required could vary significantly from this estimate.

Net Cash from Operating Activities

Net cash used in operating activities was $2.9 million for the nine months ended September 30, 2006 as compared to $15.0 million for the nine months ended September 30, 2005.  The $2.9 million in current year cash used was primarily due to the Company’s working capital needs, as reflected in the increases in deferred preservation costs, inventory, and accounts receivable on the Company’s Summary Consolidated Balance Sheet.

The Company uses the indirect method to prepare its cash flow statement, and as such the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items included that generated a book gain or loss during the period and for changes in operating assets and liabilities.  For the nine months ended September 30, 2006 the Company’s $415,000 net income included significant recurring non-cash items that generated favorable and unfavorable adjustments to net income.  For the nine months ended September 30, 2006 these adjustments included a favorable $3.6 million in depreciation and amortization, a favorable $1.6 million in write-downs for impairment of deferred preservation costs, and a favorable $853,000 in non-cash compensation, primarily related to the implementation of SFAS 123R, including the expense for new and existing stock options, and the granting of annual stock awards to the board of directors during the second quarter.  The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations.  For the nine months ended September 30, 2006 these changes included an unfavorable $7.5 million due to the buildup of deferred preservation costs and inventories for which vendors and employees have already been paid, an unfavorable $4.0 million due to the timing differences between the recording of receivables and the actual receipt of cash, largely a result of the gross $2.3 million legal settlement receivable ($2.0 million on a net basis) recorded in the third quarter as discussed above, and a favorable $2.1 million due to the timing differences between the recording of accounts payable and other accruals and the actual payment of cash.

Net Cash from Investing Activities

Net cash provided by investing activities was $671,000 for the nine months ended September 30, 2006, as compared to cash used of $3.7 million for the nine months ended September 30, 2005.  The $671,000 in current year cash provided was primarily due to $14.6 million in sales and maturities of marketable securities partially offset by $12.4 million in purchases of marketable securities and $1.4 million in capital expenditures.

Net Cash from Financing Activities

Net cash provided by financing activities was $231,000 for the nine months ended September 30, 2006, as compared to $22.7 million for the nine months ended September 30, 2005.  The $231,000 in current year cash provided was primarily due to $2.3 million in proceeds from the financing of insurance policies, $585,000 in proceeds from issuance of debt, including borrowing on the Company’s line of credit and issuance of new capital leases, and $398,000 in proceeds from exercises of options and issuance of stock.  These favorable effects were partially offset by $1.5 million in principal payments on notes payable, $730,000 in payments of Preferred Stock dividends, $428,000 in debt principal payments, and $370,000 in principal payments on capital leases.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments are as follows (in thousands):

		Remainder of
	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases	$19,891	$586	$2,282	$2,184	$2,066	$2,103	$10,670
Revolving line of credit	4,504	—	—	4,504	—	—	—
Insurance premium obligations	953	931	22	—	—	—	—
Capital lease obligations	393	204	53	52	53	31	—
Purchase commitments	659	657	1	1	—	—	—
Other obligations	733	134	420	179	—	—	—
Total contractual obligations	$27,133	$2,512	$2,778	$6,920	$2,119	$2,134	$10,670

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space rented by the Company, leases on Company vehicles, leases on housing for expatriates, and leases on a variety of office equipment.

The line of credit obligation results from the Company’s borrowing of funds under its Credit Agreement.  The timing of the obligation in the above table is based on the February 7, 2008 Credit Agreement expiration date, at which time the outstanding principal balance will be due.  Due to the terms of the Credit Agreement, and due to the net losses and negative cash flows experienced by the Company since the FDA Order, the Company has classified amounts due under the Credit Agreement as short-term debt on the September 30, 2006 Summary Consolidated Balance Sheet in accordance with the provisions of FASB Technical Bulletin No. 79-3 (As Amended).  Assuming the Company’s level of borrowings and the interest rate on the line of credit remain the same, the Company would have additional contractual obligations for interest expense and fees of $122,000, $485,000, and $56,000 for the remainder of 2006, for 2007, and for 2008, respectively, which are not included in the table above.

The Company’s insurance premium obligations represent installment payments related to payment plans and notes payable from the renewal and financing of certain Company insurance policies.

The Company’s capital lease obligations result from the financing of certain of the Company’s equipment and leasehold improvements.  The liability for the remainder of 2006 includes a lump sum payment due at the termination of certain of the Company’s capital leases.

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

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2006 were $1.4 million.  The Company does not expect to have significant capital expenditures during the remainder of 2006.  Planned capital expenditures for 2006 are primarily related to the upgrade of the Company’s accounting software and related hardware purchases, largely procured in the first half of 2006, and routine purchases of tissue processing, manufacturing, computer, and office equipment needed to support the Company’s business.

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

•                  Expected improvements in 2006 revenues over 2005,

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

•                  Possible 2006 and 2007 Department of Defense funding,

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

•                  Potential clearance of the 510(k) application for CryoValve SG,

•                  The estimates of the amounts accrued for product liability claims incurred but not reported and expected amounts receivable under insurance policies,

•                  Changes in liquidity and capital resources,

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

RISKS AND UNCERTAINTIES

The risks and uncertainties which might impact the forward-looking statements and the Company, its ability to continue as a going concern, and the trading value of its common and Preferred Stock include concerns that:

•                  The Company may be unable to sufficiently reduce costs of processing tissues, to obtain increased yields of implantable tissue, and to increase fees for tissue preservation services,

•                  If the Company is unable to address the causes of its historical operating losses and negative cash flows, it will need to raise additional capital which may not be available or may not be available on acceptable terms,

•                  The ability of the Company to successfully implement its strategic plans following the conclusion of its strategic alternatives analysis is uncertain,

•                  The Company’s revolving credit facility imposes restrictions on its ability to borrow, which could make it more difficult to borrow needed funds,

•                  The Company is significantly dependent on its revenues from BioGlue and is subject to a variety of risks affecting this product,

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and expense are sensitive to changes in the general level of United States interest rates.  In this regard, changes in United States interest rates affect the interest earned on the Company’s cash and cash equivalents of $4.6 million and the interest incurred on the line of credit balance of $4.5 million as of September 30, 2006.  The Company’s short-term investments in marketable securities of $3.0 million as of September 30, 2006 can also be affected by changing interest rates to the extent that these items contain variable interest rates or are subject to maturity or sale during a period of changing interest rates.  A 10% adverse change in interest rates affecting the Company’s cash equivalents and short-term investments or borrowings under the Company’s Credit Agreement would not have a material impact on the Company’s financial position, results of operations, or cash flows.

Derivative Valuation Risk

The terms of the Company’s March 18, 2005 6% convertible Preferred Stock offering include a Dividend Make-Whole Payment feature.  This feature is considered an embedded derivative instrument.  Due to the quarterly revaluation of the derivative liability, the Company recorded other expense of $44,000 and $111,000 for the three and nine months ended September 30, 2006, respectively.  At September 30, 2006 the derivative liability was valued at $225,000.  The fair value of this derivative is based on various factors, including the market price of the Company’s common stock and discount rates used in determination of fair value.  Changes in these factors could cause the fair value of this derivative to fluctuate significantly from period to period.  These resulting changes in valuation may have a significant impact on the Company’s results of operations.

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

Based upon the Company’s most recent disclosure controls evaluation as of September 30, 2006, the CEO and CFO have concluded that the Company’s disclosure controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2006 there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)           The following table provides information about purchases by the Company during the quarter ended September 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Common Stock

Total Number
			of Common Shares	Maximum Number
			Purchased as	of Common Shares
	Total Number of	Average Price	Part of Publicly	That May Yet Be
	Common Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Common Share	Plans or Programs	Plans or Programs
07/01/06 – 07/31/06	—	$—	—	—
08/01/06 – 08/31/06	—	—	—	—
09/01/06 – 09/30/06	343	6.40	—	—
Total	343	$6.40	—	—

The Company currently has no stock repurchase program, publicly announced or otherwise.  The common shares shown were tendered to the Company in payment of the exercise price of outstanding options.

6% Convertible Preferred Stock

The Company did not repurchase any shares of its 6% convertible preferred stock in the quarter ended September 30, 2006.

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

3.3	Preferred Stock Articles of Amendment to the Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form 8-A/A filed on March 15, 2005.)

3.4	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed December 28, 2005.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-56388).)

10.1	Settlement Agreement and Release between the Company and St. Paul Mercury Insurance Company dated September 25, 2006.

10.2	Form of Non-Employee Director Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K Filed on August 7, 2006).

10.3

Form of Employment Agreement, dated as of May 4, 2006, entered into with Dr. Al Heacox, as Senior Vice President, Research and Development, and Mr. Dave Fronk, as Vice President, Regulatory Affairs and Quality Assurance.

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
(Principal Financial Officer)

/s/ AMY D. HORTON
AMY D. HORTON
Chief Accounting Officer
(Principal Accounting Officer)

November 3, 2006
DATE