Form 10-Q
period 2007-03-31
CRYOLIFE INC
filed 2007-05-02
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from              to

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

The number of shares of common stock, par value $0.01 per share, outstanding on April 30, 2007 was 25,110,601.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Revenues:
Human tissue preservation services	$12,961	$9,339
Products	11,395	10,052
Research grants	168	58

Total revenues	24,524	19,449

Costs and expenses:
Human tissue preservation services (including write-downs of $146 in 2007 and $374 in 2006)	7,632	6,763
Products	1,948	1,923
General, administrative, and marketing	12,335	11,312
Research and development	1,058	909
Interest expense	153	147
Interest income	(97)	(107)
Change in valuation of derivative	(45)	56
Other expense (income), net	89	(13)

Total costs and expenses	23,073	20,990

Income (loss) before income taxes	1,451	(1,541)
Income tax expense	97	239

Net income (loss)	$1,354	$(1,780)

Effect of preferred stock dividends	(243)	(243)

Net income (loss) applicable to common shares	$1,111	$(2,023)

Income (loss) per common share:
Basic	$0.04	$(0.08)

Diluted	$0.04	$(0.08)

Weighted average common shares outstanding:
Basic	24,987	24,758

Diluted	25,519	24,758

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,566	$4,133
Marketable securities, at market	3,964	3,965
Restricted securities	—	571
Trade receivables, net	13,908	12,553
Income taxes	147	148
Other receivables	1,260	1,255
Deferred preservation costs, net	20,623	19,278
Inventories	5,694	5,153
Prepaid expenses and other assets	1,448	2,329

Total current assets	52,610	49,385

Property and equipment, net	20,649	21,390
Patents, net	4,098	4,226
Trademarks and other intangibles	3,316	3,362
Deferred income taxes	1,244	—
Other long-term assets	1,499	1,502

TOTAL ASSETS	$83,416	$79,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,837	$2,475
Accrued expenses and other current liabilities	7,238	7,074
Accrued compensation	2,111	2,599
Accrued procurement fees	4,431	4,734
Deferred income	2,010	1,223
Deferred income taxes	90	26
Derivative liability	190	235
Line of credit	4,503	4,507
Current maturities of capital lease obligations	41	40

Total current liabilities	23,451	22,913

Capital lease obligations, less current maturities	114	124
Deferred income taxes	2,158	200
Other long-term liabilities	4,663	4,540

Total liabilities	30,386	27,777

Shareholders’ Equity:
Preferred stock (325 issued shares in 2007 and 2006)	3	3
Common stock (25,981 issued shares in 2007 and 25,813 in 2006)	260	258
Additional paid-in capital	116,556	115,678
Retained deficit	(58,828)	(59,177)
Deferred compensation	(301)	(73)
Accumulated other comprehensive income	131	160
Treasury stock at cost (909 shares in 2007 and 906 in 2006)	(4,791)	(4,761)

Total shareholders’ equity	53,030	52,088

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,416	$79,865

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Net cash from operating activities:
Net income (loss)	$1,354	$(1,780)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss on sale or disposal of assets	77	11
Depreciation and amortization	1,124	1,166
Provision for doubtful accounts	24	24
Write-down of deferred preservation costs	146	374
Other non-cash adjustments	(64)	(45)
Deferred income taxes	16	248
Non-cash compensation	394	263
Change in valuation of derivative	(45)	56
Changes in operating assets and liabilities:
Receivables	(1,349)	(611)
Income taxes	(39)	(9)
Deferred preservation costs and inventories	(2,032)	(2,213)
Prepaid expenses and other assets	939	391
Accounts payable, accrued expenses, and other liabilities	595	1,714

Net cash provided by (used in) operating activities	1,140	(411)

Net cash from investing activities:
Capital expenditures	(271)	(185)
Net proceeds from sale of assets	7	2
Other assets	(27)	(30)
Purchases of marketable securities	(4,517)	(5,952)
Sales and maturities of marketable securities	5,155	5,000

Net cash provided by (used in) investing activities	347	(1,165)

Net cash from financing activities:
Proceeds from debt issuance	149	127
Principal payments of debt	(153)	(154)
Payment of obligations under capital leases	(9)	(142)
Proceeds from exercise of stock options and issuance of common stock	228	149
Payment of preferred stock dividends	(243)	(244)
Purchase of treasury stock	—	(50)

Net cash used in financing activities	(28)	(314)

Increase (decrease) in cash and cash equivalents	1,459	(1,890)
Effect of exchange rate changes on cash	(26)	2
Cash and cash equivalents, beginning of period	4,133	6,631

Cash and cash equivalents, end of period	$5,566	$4,743

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited summary consolidated financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, the statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the CryoLife Form 10-K for the year ended December 31, 2006.

The Company believes that its existing cash, cash equivalents, marketable securities, and availability under the Credit Agreement, as defined in Note 7, will enable the Company to meet its liquidity needs for normal operations through at least March 31, 2008.

Despite the Company’s increased revenues in the first quarter of 2007 compared to the first quarter of 2006, the Company could experience an adverse impact on revenues and cash flows due to anticipated decreases in orthopaedic revenue as a result of the exchange and service agreement, (the “RTI Agreement”), with Regeneration Technologies, Inc., and certain of its affiliates (collectively “RTI”), which will need to be offset by increases in cardiovascular and vascular revenues derived as a result of the RTI Agreement. See Note 3 for a discussion of the RTI Agreement.

The Company believes the following should continue to have a favorable impact on cash flow from operations during the remainder of 2007, although there can be no assurance that these events will occur as and when currently anticipated:

•	Expected increases in BioGlue® revenues over levels experienced in 2006 due to increases in BioGlue list prices implemented in July 2006 and January 2007 and anticipated volume increases,

•

Expected increases in total preservation service revenues over levels experienced in 2006 due to fee increases for certain tissues implemented in July 2006 and January 2007, to reflect the higher cost of processing these tissues, and anticipated volume increases for cardiovascular and vascular tissues due in part to the RTI Agreement,

•	Anticipated net benefits of the RTI Agreement in reducing general, administrative, and marketing costs related to orthopaedic tissues, and

•	Anticipated decreases in cash payments related to the defense and resolution of lawsuits and claims from the levels seen in 2003 through 2006.

However, the Company’s long term liquidity and capital requirements will depend upon numerous factors, including:

•	The continued success of BioGlue and other products using related technology,

•	The Company’s ability to increase the level of tissue procurement and demand for its tissue preservation services,

•	The Company’s ability to maintain sufficient margins on its tissue preservation services,

•	The Company’s spending levels on its research and development activities, including research studies, to develop and support its service and product pipeline,

•	The timing and cost of resolving product liability lawsuits and other claims (as discussed in Note 14),

•	The successful transition of cardiovascular and vascular tissue procurement previously received by RTI to the Company (as discussed in Note 3),

•	To a lesser degree, the Company’s success at resolving the issues with the FDA regarding processing of human tissue using the SynerGraft® technology (as discussed in Note 2), and

•	The Company’s success in implementing its recently identified strategic initiatives.

If the Company is unable to address these issues and experiences negative cash flows in the future, or if additional funding needs arise, the Company may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet operating and other liquidity and capital requirements beyond March 31, 2008. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Note 2 – FDA Correspondence

July 2005 483

An FDA Form 483 Notice of Observations (“483”) was issued in August 2005 in connection with the FDA inspections of the Company’s facilities in July 2005 (“July 2005 483”). The Company responded to the July 2005 483 multiple times and most recently in June 2006. In April 2007 the FDA responded to the Company’s June 2006 letter and questioned the adequacy of the Company’s response. The FDA may require the Company to implement additional corrective actions or perform additional testing. The Company has cooperated and will continue to cooperate with the FDA to review process improvements and address any outstanding observations.

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

On November 3, 2003 the Company filed a 510(k) premarket notification with the FDA for the CryoValve SG. On February 4, 2004 the Company received a letter from the FDA requesting additional information. On August 24, 2004 the Company submitted an amendment to its original 510(k) submission providing clarification and additional information. The FDA requested further additional information in November 2004. On June 8, 2005 CryoLife responded to some of these additional requests. CryoLife also has initiated an appeal of other requests through administrative procedures. The FDA requested further additional information in January 2006. Since March 2006 the Company has had discussions with the FDA to address the outstanding requests for additional information and seek clearance for the CryoValve SG pulmonary valve. On July 21, 2006 the Company submitted an amendment to its 510(k) application addressing information requested by the FDA. The Company has undertaken further clinical and preclinical evaluations in response to requests by the FDA. These evaluations were submitted to the FDA in an additional 510(k) amendment on February 20, 2007. The FDA may still require that additional studies be undertaken. Clearance of the 510(k) premarket notification with the FDA will be required before the Company can resume distribution of SynerGraft processed CryoValve SG’s.

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

As a result of these FDA communications, in 2003 the Company suspended the use of the SynerGraft technology in the processing of allograft tissue and the distribution of tissues on hand previously processed with the SynerGraft technology until the regulatory issues associated with these tissues are resolved. Additionally, the Company discontinued labeling its vascular grafts for use as A-V access grafts. Until such time as the issues surrounding SynerGraft are resolved, the Company is employing its traditional processing methods on these tissues. As of March 31, 2007 the Company had no deferred preservation costs related to SynerGraft processed tissues on its Summary Consolidated Balance Sheets.

Note 3 – Exchange and Service Agreement

On December 19, 2006 the Company announced that it had entered into the RTI Agreement, an exchange and service agreement with Regeneration Technologies, Inc., and certain of its affiliates, respecting procurement, processing, and distribution activities for cardiovascular and vascular tissue processed and distributed by RTI and orthopaedic tissue for the knee processed and distributed by CryoLife. In accordance with the RTI Agreement, CryoLife ceased accepting donated human orthopaedic tissue for processing commencing January 1, 2007 and will work to transition existing arrangements for recovery of human orthopaedic tissue to RTI. Likewise, on January 1, 2007 RTI ceased accepting donated human cardiovascular and vascular tissues for processing and will work to transition its arrangements for recovery of these tissues to CryoLife. Certain physical assets relating to the tissues that are the subject of the agreement may also be transferred between the parties. No cash was exchanged in the transaction. CryoLife will continue to distribute its existing orthopaedic tissue inventory, and RTI will continue to distribute its existing cardiovascular and vascular tissue inventory, through June 30, 2008. After that date CryoLife will become entitled to distribute RTI’s remaining cardiovascular and vascular tissue inventory, and RTI will become entitled to distribute CryoLife’s remaining orthopaedic tissue inventory, for a fee. Under the RTI Agreement, from July 1, 2008 through December 31, 2016, except as set forth above, CryoLife has agreed not to market or solicit orders for certain human orthopaedic tissues and RTI has agreed not to market or solicit orders for human cardiac and vascular tissues. The agreement also provides for a non-exclusive license of technology from CryoLife to RTI, and contains customary provisions regarding indemnification and confidentiality.

As a result of the RTI Agreement, the Company recorded a net $159,000 loss during the fourth quarter of 2006, which was composed of a write-down of $2.8 million in cost of human tissue preservation services and a $2.6 million gain on exit activities. The $2.8 million write-down was due to the impairment of certain orthopaedic tissues and processing materials. The $2.6 million gain on exit activities was primarily due to a gain on the recording of intangible assets received from RTI, partially offset by several individually immaterial asset write-downs and expense accruals incurred as a result of the transaction.

The Company recorded additional losses of $34,000 as of March 31, 2007 related to the RTI Agreement, which are included in general administrative and marketing expense on the Summary Consolidated Statement of Operations. These losses were primarily due to additional accounting and legal fees and immaterial differences in estimates of the expense accrual recorded as of December 31, 2006.

Note 4 – Cash Equivalents and Marketable Securities

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

As of March 31, 2007 $4.0 million of marketable securities were designated as available-for-sale. As of December 31, 2006 $4.0 million of marketable securities were designated as available-for-sale and $571,000 were designated as held-to-maturity. The held-to-maturity securities were designated as such due to a contractual commitment to hold the securities as pledged collateral relating to one of the Company’s product liability insurance policies, and, therefore, they were reported as restricted securities on the December 31, 2006 Consolidated Balance Sheets. During the quarter ended March 31, 2007 the restricted securities matured and were replaced with a letter of credit subfacility, as discussed in Note 7 below.

The Company’s money market funds include advance funding received under the U.S Congress 2005 Defense Appropriations Conference Report (the “2005 DOD Grant”) and the U.S. Congress 2006 Defense Appropriations Conference Report (the “2006 DOD Grant”) for the continued development of protein hydrogel technology for use on the battlefield. The advance funding is accounted for as deferred revenue on the Summary Consolidated Balance Sheets and other income is recognized as expenses are incurred related to these grants. As of March 31, 2007 $1.7 million of deferred revenue was related to the 2005 and 2006 DOD grants. As of December 31, 2006 $806,000 of deferred revenue was related to the 2005 DOD grant.

The following is a summary of cash equivalents and marketable securities (in thousands):

March 31, 2007	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$3,424	$—	$3,424

Marketable securities:
Government entity sponsored debt securities	$3,964	$—	$3,964

December 31, 2006	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$2,484	$—	$2,484

Marketable securities:
Government entity sponsored debt securities	$3,964	$1	$3,965

Restricted securities:
Government entity sponsored debt securities	$571	$—	$571

There were no gross realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2007. Differences between cost and market listed above did not result in any unrealized holding gains or losses for the three months ended March 31, 2007. Differences between cost and market listed above, consisting of a net unrealized holding gain of $1,000 less deferred taxes of zero at December 31, 2006, were included as a separate component of other comprehensive income in the shareholders’ equity section of the Consolidated Balance Sheet.

At March 31, 2007 $3.0 million of the Company’s marketable securities had a maturity date within 90 days and $1.0 million had a maturity date between 90 days and one year. At December 31, 2006 all of the Company’s marketable securities had a maturity date within 90 days.

Note 5 – Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)
Raw materials	$3,504	$3,048
Work-in-process	561	479
Finished goods	1,629	1,626

Total inventories	$5,694	$5,153

Note 6 – Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets beginning in 2002 primarily as a result of write-downs of deferred preservation costs, accruals for product liability claims, and operating losses. These write-downs, accruals, and losses reflect reductions in revenues and additional professional fees, as a result of the FDA’s 2002 recall order of non-valved cardiac, vascular, and orthopaedic tissue (the “FDA Order”), subsequent FDA activities, and related events. The Company assesses the recoverability of its deferred tax assets, on an annual basis and on an interim basis, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. Management provides a valuation allowance when, as a result of this analysis, management believes it is more likely than not that its deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets at December 31, 2006 the Company reviewed its historical operating results, including the reasons for its operating losses in prior years and uncertainties regarding projected future operating results. Based on the results of this analysis, at December 31, 2006 the Company determined that it was more likely than not the Company’s deferred tax assets would not be realized. Therefore, as of December 31, 2006, prior to the January 1, 2007 adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) as discussed below, the Company had a total of $33.0 million in valuation allowances against deferred tax assets and a net deferred tax liability of $226,000 related to taxes in a foreign jurisdiction.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded $2.0 million in liabilities for unrecognized tax benefits. The $2.0 million of liabilities for unrecognized tax benefits was accounted for as a decrease to the January 1, 2007 balance of retained earnings of $762,000 and a reclassification of a portion of the valuation allowances against the Company’s deferred tax assets of $1.2 million to a liability. To the extent these unrecognized tax benefits are ultimately recognized it would not affect the annual effective income tax rate due to the existence of the valuation allowance.

Based on the Company’s results of operations for the three months ended March 31, 2007, the Company does not expect to generate material deferred tax assets or utilize material amounts of its net operating loss carryforwards during the year ended December 31, 2007. For the three months ended March 31, 2007 the Company did not experience any changes that would materially affect the Company’s prior determination of the recoverability of its deferred tax assets. As of March 31, 2007 the Company had a total of $31.2 million in valuation allowances against deferred tax assets and a net deferred tax liability of $226,000 related to taxes in a foreign jurisdiction. The realizability of the Company’s deferred tax assets could be limited in future periods as mandated by Internal Revenue Service Section 382.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes interest and penalties related to uncertain tax positions in other income and expense. As of March 31, 2007 the Company has approximately $294,000 of accrued interest and penalties related to uncertain tax positions.

Note 7 – Debt

On February 8, 2005 CryoLife and its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc. as lender (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate amount equal to the lesser of $15.0 million (including a letter of credit subfacility of up to an aggregate of $2.0 million) or a borrowing base determined in accordance with the terms of the Credit Agreement. Generally, the borrowing base is 20% of the appraised value of the business of CryoLife, reduced by specified lender reserves. The Credit Agreement places limitations on the amount that the Company may borrow, and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife either (i) maintain quarterly a minimum aggregate borrowing availability under the Credit Agreement, less certain payables incurred outside the Company’s historical practices, plus unrestricted cash and cash equivalents, as defined (“Availability”), of at least $12.5 million or (ii) achieve as of each quarter end a minimum level of earnings before extraordinary gains, interest, taxes, depreciation, and amortization (“EBITDA”), BioGlue gross margins of at least 70% for the preceding twelve months, as well as Availability of at least $5.0 million. In the first quarter of 2007 the Company obtained a $500,000 letter of credit subfacility relating to one of the Company’s product liability insurance policies. This reduced the Company’s aggregate borrowing capacity under the Credit Agreement to $14.5 million. While the Company expects that its aggregate borrowing capacity under the Credit Agreement will remain at $14.5 million, there can be no assurance that the capacity will remain at this level. The Credit Agreement also includes customary conditions on incurring new indebtedness and limitations on cash dividends. Cash dividends on any class of capital stock are prohibited, provided that cash dividends on preferred stock may be paid so long as the Company maintains $7.5 million, in the aggregate, of cash, cash equivalents, and borrowing capacity, as defined. There is no restriction on the payment of stock dividends. Commitment fees are paid based on the unused portion of the facility. The Credit Agreement expires on February 7, 2008, at which time the outstanding principal balance will be due.

Amounts borrowed under the Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest at the bank’s prime rate plus 1%, which aggregated 9.25% as of March 31, 2007. As of March 31, 2007 the outstanding balance of the Credit Agreement was $4.5 million and the remaining borrowing availability was $10.0 million.

The Company routinely enters into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies. In the second quarter of 2006 the Company entered into two agreements to finance approximately $1.6 million and $715,000 in insurance premiums associated with the yearly renewal of certain of the Company’s insurance policies. The amounts financed accrued interest at 6.71% and 6.7%, respectively, and were payable in equal monthly payments over a nine month and an eight month period, respectively. As of March 31, 2007 the aggregate outstanding balance under the agreements was zero.

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

Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of January, April, July, and October, commencing July 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. On March 13, 2007 the Company declared a dividend of $0.75 per share on its Preferred Stock. The dividend of approximately $243,000 was paid on April 2, 2007 to shareholders of record on March 22, 2007.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 6.2189 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $8.04 per share of common stock. The initial conversion price is subject to adjustment in certain events. The Company reserved 4,600,000 shares of common stock for issuance upon conversion. Through March 31, 2007 holders had voluntarily converted 92,000 shares of Preferred Stock into 575,000 shares of common stock.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $12.06, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the Preferred Stock into common stock prior to April 1, 2008, the Company will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock, the “Dividend Make-Whole Payment”. The Dividend Make-Whole Payment is payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. Through March 31, 2007 the Company had issued 119,000 shares of common stock to converting holders in satisfaction of this additional payment.

The Preferred Stock has a liquidation preference of $50.00 per share, plus accrued and unpaid dividends. The liquidation preference of the Preferred Stock was approximately $16.2 million as of March 31, 2007 excluding the amount of the April 2007 dividend.

The Company may elect to redeem the Preferred Stock, in whole or in part, at declining redemption prices on or after April 7, 2008.

The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances and as required by law.

Note 9 – Derivative

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

Due to the quarterly revaluation of the derivative liability, the Company recorded a benefit of $45,000 for the three months ended March 31, 2007. At March 31, 2007 the derivative liability was valued at $190,000.

Note 10 – Comprehensive Income (Loss)

The following is a summary of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Net income (loss)	$1,354	$(1,780)
Unrealized (loss) gain on investments	(1)	3
Translation adjustment	(28)	3

Comprehensive income (loss)	$1,325	$(1,774)

The tax effect on the change in unrealized gain (loss) on investments is zero for the three months ended March 31, 2007 and 2006. The tax effect on the translation adjustment is also zero for each period presented.

Components of accumulated other comprehensive income consist of the following, net of tax (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)
Unrealized gain (loss) on investments	$—	$1
Translation adjustment	131	159

Total accumulated other comprehensive income	$131	$160

Note 11 – Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share data). The net income (loss) for the three months ended March 31, 2007 and 2006 is adjusted by the effect of the Company’s cumulative, convertible Preferred Stock to arrive at net income (loss) applicable to common shares in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). The Company also considers the effect of its Preferred Stock, as discussed in Note 8, the Derivative, as discussed in Note 9, and common stock options, as discussed in Note 12, in the calculation of diluted weighted-average shares below.

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Numerator for basic income (loss) per common share:
Net income (loss)	$1,354	$(1,780)
Effect of preferred stock [a]	(243)	(243)

Net income (loss) applicable to common shares	$1,111	$(2,023)

Denominator for basic income (loss) per common share:
Basic weighted-average common shares	24,987	24,758

Basic income (loss) per common share	$0.04	$(0.08)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Numerator for diluted income (loss) per common share:
Net income (loss)	$1,354	$(1,780)
Effect of preferred stock [b]	(243)	(243)
Effect of stock options [c]	—	—

Net income (loss) applicable to common shares	$1,111	$(2,023)

Denominator for diluted income (loss) per common share:
Basic weighted-average common shares	24,987	24,758

Effect of dilutive convertible preferred stock [b]	—	—
Effect of dilutive stock options [c]	532	—

Adjusted weighted-average common shares	25,519	24,758

Diluted income (loss) per common share	$0.04	$(0.08)

[a]

The amount of the accumulated dividend on Preferred Stock reduced the net income applicable to common shares for the three months ended March 31, 2007 and increased the net loss applicable to common shares for the three months ended March 31, 2006 by $243,000 in each period.

[b]

The amount of the accumulated dividend on Preferred Stock reduced the net income applicable to common shares by $243,000 for the three months ended March 31, 2007. The adjustment for the quarterly revaluation of the derivative liability would have instead reduced the net income applicable to common shareholders by $45,000 for the three months ended March 31, 2007, and the common shares that would be issued to shareholders upon conversion of the remaining Preferred Stock and in payment of the remaining Dividend Make-Whole Payment would have increased the weighted-average shares by 2.4 million for the three months ended March 31, 2007. These adjustments were excluded from the calculation above, as they were anti-dilutive pursuant to the provisions of SFAS 128.

The amount of the accumulated dividend on the Preferred Stock increased the net loss applicable to common shares by $243,000 for the three months ended March 31, 2006. The adjustment for the quarterly revaluation of the derivative liability would have instead reduced the net loss applicable to common shareholders by $56,000 for the three months ended March 31, 2006, and the common shares that would be issued to shareholders upon conversion of the remaining Preferred Stock and in payment of the remaining Dividend Make-Whole Payment would have increased the weighted-average shares by 2.3 million for the three months ended March 31, 2006. These adjustments were excluded from the calculation above, as they were anti-dilutive pursuant to the provisions of SFAS 128.

[c]	Outstanding options to purchase the Company’s common stock resulted in 532,000 additional dilutive common shares for the three months ended March 31, 2007.

Outstanding options to purchase the Company’s common stock that would have resulted in 188,000 additional dilutive common shares for the three months ended March 31, 2006, were excluded from the calculation, as these items were anti-dilutive pursuant to the provisions of SFAS 128.

In future periods the basic and diluted earnings (loss) per common share are expected to be affected by the declaration of dividends on Preferred Stock, the conversion of Preferred Stock, fluctuations in the fair value of the Company’s common stock, issuance of additional stock options, and changes in the valuation of the Derivative.

Note 12 – Stock Compensation

The Company has stock option and stock incentive plans that provide for grants of shares and options to purchase shares of Company common stock to employees and directors at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company maintains a shareholder approved Employee Stock Purchase Plan (the “ESPP”) for the benefit of its employees. The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Pursuant to the adoption of SFAS 123 Revised, “Share-Based Payment” (“SFAS 123R”), both the Company’s 15% discount on ESPP stock purchases and the look back portion of ESPP stock purchases are considered components of stock compensation and must be expensed in the Company’s financial statements. The look back portion of the Company’s ESPP constitutes an option and, as such, the expense is determined by performing a valuation as discussed below.

Stock Grants

In February 2007 the Company’s Board of Directors authorized the grant of stock to certain Company executives. The stock grants totaled 29,000 shares of common stock, which were valued at $265,000 based on the stock price of $9.02 on the date of grant. The value of this stock grant will be recorded as stock compensation expense over the 36-month vesting period. The Company recorded $9,000 in compensation expense related to these stock grants during the three months ended March 31, 2007.

In February 2007 the Company’s Board of Directors authorized the grant of stock as part of the 2006 Performance-Based Bonus Plan for certain Company executives. The stock grant totaled 68,000 shares of common stock valued at $587,000 based on the stock price of $8.57 on the date of grant. The Company recorded the entire expense for the executive stock grants during the year ended December 31, 2006. In February 2007 the Company’s Board of Directors approved the terms of and awards under certain performance-based bonus plans to recognize the fiscal 2007 performance of the Company and its executives and managers. A portion of the awards under of these plans will be paid in Company stock pursuant to the Company’s existing stock plans, if the required performance is achieved. The Company began recording the anticipated liability related to this stock grant during the three months ended March 31, 2007.

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

Stock Options

In February 2007 the Company’s Compensation Committee authorized a stock option grant to certain Company executives. The stock options were granted from the 1998 Long-Term Incentive Plan and will become exercisable over a three-year vesting period and have a seven-year term. The options granted totaled 176,250 shares with an exercise price of $8.70.

In January 2007 the Company’s Compensation Committee authorized a stock option grant to certain Company employees. The stock options were granted from the 1998 Long-Term Incentive plan and will become exercisable over a five-year vesting period and have a 66-month term. The options granted totaled 97,000 shares with an exercise price of $7.875.

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

The following weighted-average assumptions were used to determine the fair value of options under SFAS 123R:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Stock Options	ESPP Options	Stock Options	ESPP Options
	(Unaudited)		(Unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	.600	.395	.650	.500
Risk-free interest rate	4.78%	4.84%	4.54%	4.05%
Expected life of options	3.5 Years	.24 Years	4.0 Years	.24 Years

For the three months ended March 31, 2007 the Company’s stock based compensation expense was $394,000 of which approximately $180,000 was related to employee performance incentives expected to be paid during 2008, $177,000 was related to stock option grants and ESPP, and $37,000 was related to current and prior period common stock grants. For the three months ended March 31, 2006 the Company’s stock-based compensation expense was approximately $263,000 of which approximately $145,000 was related to executive common stock grants and $118,000 was related to stock option grants and ESPP. These amounts were recorded as compensation expense and were subject to the Company’s normal allocation of expenses to inventory and deferred preservation costs. For the three months ended March 31, 2007 and 2006 the Company capitalized $20,000 and $19,000, respectively, of the stock-based compensation expenses into its deferred preservation and inventory costs. The Company did not recognize a tax benefit, or a related operating cash outflow and financing cash inflow, related to the compensation expense recorded in the three months ended March 31, 2007 and 2006, as the Company is currently maintaining a full valuation allowance on its deferred tax assets. See Note 6 for additional discussions of the Company’s income tax valuation.

As of March 31, 2007 there was approximately $3.0 million in total unrecognized compensation costs related to nonvested share-based compensation arrangements, before considering the effect of expected forfeitures. This expense is expected to be recognized over a weighted average period of 2.0 years. As of March 31, 2006 there was approximately $1.3 million in total unrecognized compensation costs related to nonvested share-based compensation arrangements, before considering the effect of expected forfeitures. As of March 31, 2006 this expense was expected to be recognized over a weighted average period of 2.1 years.

Note 13 – Segment Information

The Company has two reportable segments organized according to its products and services: Human Tissue Preservation Services and Implantable Medical Devices.

The Human Tissue Preservation Services segment includes external services revenue from cryopreservation of cardiac and vascular tissues, and from shipments of previously cryopreserved orthopaedic allograft tissues. The Implantable Medical Devices segment includes external revenue from product sales of BioGlue and bioprosthetic devices, including stentless porcine heart valves and SynerGraft processed bovine vascular grafts, and from the distribution of CardioWrap, a bioresorbable thin film sheet used to replace the pericardium in cardiac reconstruction and other cardiac surgeries in which the patient may face re-operation within six months. There are no intersegment revenues.

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Revenue:
Human tissue preservation services	$12,961	$9,339
Implantable medical devices	11,395	10,052
All other [a]	168	58

	24,524	19,449

Cost of Products and Preservation Services:
Human tissue preservation services	7,632	6,763
Implantable medical devices	1,948	1,923
All other [a]	—	—

	9,580	8,686

Gross Margin:
Human tissue preservation services	5,329	2,576
Implantable medical devices	9,447	8,129
All other [a]	168	58

	$14,944	$10,763

[a]	The “All other” designation includes 1) grant revenue and 2) revenues related to the licensing of the Company’s technology to a third party.

The following table summarizes net revenues by product (in thousands):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Human tissue preservation services:
Cardiovascular tissue	$4,973	$3,573
Vascular tissue	6,139	4,044
Orthopaedic tissue	1,849	1,722

Total preservation services	12,961	9,339

Products:
BioGlue	11,163	9,757
Other implantable medical devices	232	295

Total products	11,395	10,052

All other [a]	168	58

	$24,524	$19,449

[a]	The “All other” designation includes 1) grant revenue and 2) revenues related to the licensing of the Company’s technology to a third party.

Note 14 – Commitments and Contingencies

Product Liability Claims

In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. As of April 30, 2007 the Company was aware of one pending product liability lawsuit arising out of the Company’s allograft heart valve tissue services. This lawsuit is covered by product liability insurance and is beginning the discovery stage. Other product liability claims have been asserted against the Company that have not resulted in lawsuits as of April 30, 2007. The Company is monitoring these claims.

The Company performed an analysis as of March 31, 2007 of the pending product liability claim based on settlement negotiations to date and advice from counsel. As of March 31, 2007 the Company had no accrual for pending product liability because management has concluded that a reasonable estimate of that loss or the range of losses cannot be made at this time. As of December 31, 2006 the Company had accrued a total of approximately $330,000 for a pending product liability. The lawsuit to which this accrual related was settled in the first quarter of 2007. The $330,000 accrual was included as a component of accrued expenses and other current liabilities on the December 31, 2006 Consolidated Balance Sheet.

If the Company is unable to settle product liability lawsuits in which the Company is or may become a defendant, and if any such lawsuit should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company’s available liquid assets. Additionally, the Company does not have a reasonable method for estimating the amount of compensatory or punitive damages that could be assessed by a trial jury with respect to any lawsuit that it is unable to settle prior to trial, and the Company’s product liability insurance policies do not include coverage for any punitive damages. Failure by the Company to resolve the outstanding product liability claims within its ability to pay would have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

On April 1, 2007 the Company bound coverage for the 2007/2008 insurance policy year. This policy is a five-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2008 and reported during the period April 1, 2007 through March 31, 2008 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used. In January 2007 the Company retained an independent actuarial firm to perform revised estimates of the unreported claims as of December 31, 2006 and June 30, 2007. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

•	A ceiling of $5.0 million was selected for actuarial purposes in determining the liability per claim given the uncertainty in projecting claim losses in excess of $5.0 million,

•	The future claim reporting lag time would be a blend of the Company’s experiences and industry data,

•

The frequency of unreported claims for accident years 2001 through 2007 would be lower than the Company’s experience in the 2002/2003 policy year, but higher than the Company’s historical claim frequency prior to the 2002/2003 policy year,

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

Based on the actuarial valuation performed in January 2007 as of December 31, 2006 and June 30, 2007, the Company estimated that its liability for unreported product liability claims was $6.6 million as of December 31, 2006 and would be $6.9 million as of June 30, 2007. In accordance with Emerging Issues Task Force Issue 03-8, the Company has accrued a prorated amount of $6.8 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to March 31, 2007. The $6.8 million balance is included as a component of accrued expenses and other current liabilities of $3.4 million and other long-term liabilities of $3.4 million on the March 31, 2007 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $12.5 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of March 31, 2007, $2.4 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.4 million insurance recoverable is included as a component of other receivables of $1.1 million and other long-term assets of $1.3 million on the March 31, 2007 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to March 31, 2007. Actual results may differ from this estimate.

As of December 31, 2006 the Company accrued $6.6 million for unreported product liability claims and recorded a receivable of $2.3 million for unreported liability claims estimated to be recoverable under the Company’s insurance policies. This $6.6 million accrual was included as a component of accrued expenses and other current liabilities of $3.3 million and other long-term liabilities of $3.3 million on the December 31, 2006 Consolidated Balance Sheet. The $2.3 million insurance recoverable was included as a component of other current receivables of $1.1 million and other long-term assets of $1.2 million on the December 31, 2006 Consolidated Balance Sheet.

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

Note 15 – New Accounting Pronouncements

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

In February 2007 FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS 159, if elected, on its results of operations and financial position.

Note 16 – Subsequent Events

In April 2007 the Company entered into an agreement to finance approximately $1.4 million in insurance premiums associated with the yearly renewal of certain of the Company’s insurance policies. The amount financed accrues interest at a 7.027% annual rate and is payable in equal monthly payments over a nine month period.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc.’s (“CryoLife” or the “Company”) first quarter 2007 revenues increased by 26% over the first quarter of 2006. Total revenues for the first quarter 2007 were $24.5 million with increases in preservation services and BioGlue® revenue of 39% and 14%, respectively, over the first quarter of 2006. Net income for the first quarter 2007 was $1.4 million compared to a loss of $1.8 million in the first quarter of 2006. See the “Results of Operations” section below for additional analysis of the first quarter results.

Recent Events

On December 19, 2006 the Company announced that it had entered into an exchange and service agreement, the (“RTI Agreement”), with Regeneration Technologies, Inc., and certain of its affiliates, (collectively, “RTI”), respecting procurement, processing, and distribution activities for cardiovascular and vascular tissue processed and distributed by RTI and orthopaedic tissue for the knee processed and distributed by CryoLife. In accordance with the RTI Agreement, CryoLife ceased accepting donated human orthopaedic tissue for processing commencing January 1, 2007 and will work to transition existing arrangements for recovery of human orthopaedic tissue to RTI. Likewise, on January 1, 2007 RTI ceased accepting donated human cardiovascular and vascular tissues for processing and will work to transition its arrangements for recovery of these tissues to CryoLife. Certain physical assets relating to the tissues that are the subject of the agreement may also be transferred between the parties. No cash was exchanged in the transaction. CryoLife will continue to distribute its existing orthopaedic tissue inventory, and RTI will continue to distribute its existing cardiovascular and vascular tissue inventory, through June 30, 2008. After that date CryoLife will become entitled to distribute RTI’s remaining cardiovascular and vascular tissue inventory, and RTI will become entitled to distribute CryoLife’s remaining orthopaedic tissue inventory, for a fee. Under the RTI Agreement, from July 1, 2008 through December 31, 2016, except as set forth above, CryoLife has agreed not to market or solicit orders for certain human orthopaedic tissues and RTI has agreed not to market or solicit orders for human cardiac and vascular tissues. The agreement also provides for a non-exclusive license of technology from CryoLife to RTI, and contains customary provisions regarding indemnification and confidentiality.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Part II, Item 8, “Note 1 of the Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the fiscal year ended December 31, 2006. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information, which require the Company to make estimates and assumptions. The following are accounting policies that management believes are most important to the portrayal of the Company’s financial condition and results and may involve a higher degree of judgment and complexity.

Product Liability Claims: In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. As of April 30, 2007 the Company was aware of one pending product liability lawsuit arising out of the Company’s allograft heart valve tissue services. This lawsuit is covered by product liability insurance and is beginning the discovery stage. Other product liability claims have been asserted against the Company that have not resulted in lawsuits as of April 30, 2007. The Company is monitoring these claims.

The Company performed an analysis as of March 31, 2007 of the pending product liability claim based on settlement negotiations to date and advice from counsel. As of March 31, 2007 the Company had no accrual for pending product liability because management has concluded that a reasonable estimate of that loss or the range of losses cannot be made at this time. As of December 31, 2006 the Company had accrued a total of approximately $330,000 for a pending product liability. The lawsuit to which this accrual related was settled in the first quarter of 2007. The $330,000 accrual was included as a component of accrued expenses and other current liabilities on the December 31, 2006 Consolidated Balance Sheet.

If the Company is unable to settle product liability lawsuits in which the Company is or may become a defendant, and if any such lawsuit should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company’s available liquid assets. Additionally, the Company does not have a reasonable method for estimating the amount of compensatory or punitive damages that could be assessed by a trial jury with respect to any lawsuit that it is unable to settle prior to trial, and the Company’s product liability insurance policies do not include coverage for any punitive damages. Failure by the Company to resolve the outstanding product liability claims within its ability to pay would have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

On April 1, 2007 the Company bound coverage for the 2007/2008 insurance policy year. This policy is a five-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2008 and reported during the period April 1, 2007 through March 31, 2008 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used. In January 2007 the Company retained an independent actuarial firm to perform revised estimates of the unreported claims as of December 31, 2006 and June 30, 2007. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

•	A ceiling of $5.0 million was selected for actuarial purposes in determining the liability per claim given the uncertainty in projecting claim losses in excess of $5.0 million,

•	The future claim reporting lag time would be a blend of the Company’s experiences and industry data,

•

The frequency of unreported claims for accident years 2001 through 2007 would be lower than the Company’s experience in the 2002/2003 policy year, but higher than the Company’s historical claim frequency prior to the 2002/2003 policy year,

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

The Company believes that these assumptions provide a reasonable basis for the calculation of the unreported product liability loss, but accuracy of the actuarial firm’s estimates is limited by the general uncertainty that exists for any estimate of future activity due to uncertainties surrounding the assumptions used and due to Company specific conditions, the Company’s increased litigation activity following the FDA’s 2002 recall order of non-valved cardiac, vascular, and orthopaedic tissue (the “FDA Order”), the Company’s low volume of pre-FDA Order historical claims, and the scarcity of industry data directly relevant to the Company’s business activities. Due to these factors, actual results may differ significantly from the assumptions used and amounts accrued.

Based on the actuarial valuation performed in January 2007 as of December 31, 2006 and June 30, 2007, the Company estimated that its liability for unreported product liability claims was $6.6 million as of December 31, 2006 and would be $6.9 million as of June 30, 2007. In accordance with Emerging Issues Task Force Issue 03-8, the Company has accrued a prorated amount of $6.8 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to March 31, 2007. The $6.8 million balance is included as a component of accrued expenses and other current liabilities of $3.4 million and other long-term liabilities of $3.4 million on the March 31, 2007 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $12.5 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of March 31, 2007, $2.4 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.4 million insurance recoverable is included as a component of other receivables of $1.1 million and other long-term assets of $1.3 million on the March 31, 2007 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to March 31, 2007. Actual results may differ from this estimate.

Deferred Income Taxes: Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets beginning in 2002 primarily as a result of write-downs of deferred preservation costs, accruals for product liability claims, and operating losses. These write-downs, accruals, and losses reflect reductions in revenues and additional professional fees, as a result of the FDA Order, subsequent FDA activities, and related events. The Company assesses the recoverability of its deferred tax assets, on an annual basis and on an interim basis, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. Management provides a valuation allowance when, as a result of this analysis, management believes it is more likely than not that its deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets at December 31, 2006 the Company reviewed its historical operating results, including the reasons for its operating losses and uncertainties regarding projected future operating results. Based on the results of this analysis, at December 31, 2006 the Company determined that it was more likely than not that the Company’s deferred tax assets would not be realized.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded $2.0 million in liabilities for unrecognized tax benefits. The $2.0 million of liabilities for unrecognized tax benefits was accounted for as a decrease to the January 1, 2007 balance of retained earnings of $762,000 and a reclassification of a portion of the valuation allowances against the Company’s deferred tax assets of $1.2 million to a liability. To the extent these unrecognized tax benefits are ultimately recognized it would not affect the annual effective income tax rate due to the existence of the valuation allowance.

Based on the Company’s results of operations for the three months ended March 31, 2007, the Company does not expect to generate material deferred tax assets or utilize material amounts of its net operating loss carryforwards during the year ended December 31, 2007. For the three months ended March 31, 2007 the Company did not experience any changes that would materially affect the Company’s prior determination of the recoverability of its deferred tax assets. As of March 31, 2007 the Company had a total of $31.2 million in valuation allowances against deferred tax assets and a net deferred tax liability of $226,000 related to taxes in a foreign jurisdiction. The realizability of the Company’s deferred tax assets could be limited in future periods as mandated by Internal Revenue Service Section 382.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires the write-down of a long-lived asset to be held and used if the carrying value of the asset or the asset group to which the asset belongs is not recoverable. The carrying value of the asset or asset group is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. In applying SFAS 144 the Company defined the specific asset groups used to perform the cash flow analysis. The Company defined the asset groups at the lowest level possible, by identifying the cash flows from groups of assets that could be segregated from the cash flows of other assets and liabilities. Using this methodology the Company determined that its asset groups consisted of the long-lived assets related to the Company’s two reporting segments. As the Company does not segregate assets by segment the Company allocated assets to the two reporting segments based on factors including facility space and revenues. The undiscounted future cash flows related to these asset groups exceeded their carrying values as of December 31, 2006 and, therefore, management concluded that there was not an impairment of the Company’s long-lived intangible assets and tangible assets related to the tissue preservation business or medical device business. Management will continue to evaluate the recoverability of these assets in accordance with SFAS 144. For the three months ended March 31, 2007 the Company did not experience any changes that would materially affect the Company’s analysis of and recoverability of its long-lived assets.

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill resulting from business acquisitions and other intangible assets be subject to periodic impairment testing. The Company’s intangible assets consist of patents and trademarks. In addition, during 2006, the Company acquired customer lists, non-compete agreements, procurement contracts and access to the procurement of cardiovascular and vascular human tissues previously received by RTI as a result of the RTI Agreement discussed in Recent Events above. The Company amortizes its definite lived intangible assets over their expected useful lives using the straight-line method. As of December 31, 2006 the Company did not believe that an impairment existed related to its intangible assets that were assessed in accordance with SFAS 144.

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

New Accounting Pronouncements

The Company will be required to adopt Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) for the fiscal year beginning January 1, 2008. SFAS 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. The Company is in the process of evaluating the impact of SFAS 157 on its results of operations and financial position.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS 159, if elected, on its results of operations and financial position.

Results of Operations

Revenues

(Tables in thousands)

	Three Months Ended March 31,
	2007	2006
Total Revenues	$24,524	$19,449

Revenues increased 26% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase in the three months ended March 31, 2007 was primarily due to an increase in tissue preservation service revenues, as well as an increase in BioGlue revenues as compared to the prior year period.

A detailed discussion of the change in BioGlue revenues and in preservation service revenues for each of the three major tissue types distributed by the Company is presented below.

BioGlue

	Three Months Ended March 31,
	2007	2006
Revenues	$11,163	$9,757
BioGlue revenues as a percentage of total revenue	46%	50%

Revenues from the sale of BioGlue increased 14% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase was primarily due to an increase in average selling prices, which increased revenues by 8%, a 7% increase in the amount of BioGlue milliliters shipped, which increased revenues by 5%, and the effect of foreign currency exchange, which increased revenues by 1%.

The increase in average selling prices for the three months ended March 31, 2007 was primarily due to list price increases that went into effect in July 2006 and January 2007 domestically and in certain international markets.

Domestic revenues accounted for 74% of total BioGlue revenues for the three months ended March 31, 2007 and 75% of total BioGlue revenues for the three months ended March 31, 2006.

The Company anticipates that BioGlue revenues for the remainder of 2007 will continue to increase as compared to 2006 due in part to domestic price increases that went into effect on July 2006 and January 2007 and due to projected unit growth in domestic and international markets.

Cardiovascular Preservation Services

	Three Months Ended March 31,
	2007	2006
Revenues	$4,973	$3,573
Cardiovascular revenues as a percentage of total revenue	20%	18%

Revenues from cardiovascular preservation services increased 39% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase was primarily due to a 24% increase in unit shipments of cardiovascular tissues, which increased revenues by 25%, and an increase in average service fees, which increased revenues by 14%.

The increase in cardiovascular volume for the three months ended March 31, 2007 was primarily due to increased shipments of pulmonary and aortic valves. The increases in cardiac shipments were a result of increased availability of tissues due to improvements in procurement and tissue processing yields and due to strengthening demand for the Company’s tissues. The increase in average service fees for the three months ended March 31, 2007 was primarily due to the fee increases that went into effect in January 2007 on all cardiac tissues and in July 2006 on certain non-valved cardiac tissues.

The Company’s procurement of cardiac tissues, from which heart valves and non-valved cardiac tissues are processed, increased 18% during the three months ended March 31, 2007 as compared to the three months ended December 31, 2006. The Company’s procurement of cardiac tissues increased 26% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

The Company anticipates that cardiovascular service revenues for the remainder of 2007 will increase as compared to 2006 due in part to price increases on certain non-valved cardiac tissues in July 2006, the continuing effect of price increases that went into effect in January 2007, and projected growth in cardiovascular tissue shipments during 2007, primarily as a result of expected increases in procurement. The Company anticipates that procurement of cardiac tissues during 2007 will be favorably impacted by the RTI Agreement discussed in Recent Events above as a result of the transition of and further anticipated transition of some of the tissue procurement previously received by RTI to the Company. Although the Company did not see material increases in revenues resulting from the RTI agreement in the first quarter of 2007, the Company anticipates additional revenues in the remainder of 2007 as the portion of the increase in the first quarter procurement attributable to the RTI Agreement, as well as additional anticipated procurement related to RTI, is released into implantable status.

Vascular Preservation Services

	Three Months Ended March 31,
	2007	2006
Revenues	$6,139	$4,044
Vascular revenues as a percentage of total revenue	25%	21%

Revenues from vascular preservation services increased 52% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase was primarily due to a 30% increase in unit shipments of vascular tissues, which increased revenues by 36%, and an increase in average service fees, which increased revenues by 16%.

The increase in vascular volume for the three months ended March 31, 2007 was primarily due to increases in shipments of saphenous veins, due in part to increased availability of tissues as a result of improvements in procurement levels and tissue processing yields, coupled with a strong demand for these tissues, primarily for use in peripheral vascular reconstruction surgeries to avoid limb amputations. The increase in average service fees for the three months ended March 31, 2007 was primarily due to the fee increases that went into effect in January 2007 on all vascular tissues.

The Company’s procurement of vascular tissues increased 9% during the three months ended March 31, 2007 as compared to the three months ended December 31, 2006. The Company’s procurement of vascular tissues increased 19% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

The Company anticipates that vascular service revenues for the remainder of 2007 will increase from 2006 due in part to the continuing effect of the price increases in January 2007 and projected growth in vascular tissue shipments during 2007, as a result of expected increases in procurement. The Company anticipates that procurement of vascular tissues during 2007 will be favorably impacted by the RTI Agreement discussed in Recent Events above as a result of the transition of and further anticipated transition of some of the tissue procurement previously received by RTI to the Company. Although the Company did not see material increases in revenues resulting from the RTI agreement in the first quarter of 2007, the Company anticipates additional revenues in the remainder of 2007 as the portion of the increase in the first quarter procurement attributable to the RTI Agreement, as well as additional anticipated procurement related to RTI, is released into implantable status.

Orthopaedic Preservation Services

	Three Months Ended March 31,
	2007	2006
Revenues	$1,849	$1,722
Orthopaedic revenues as a percentage of total revenue	8%	9%

Revenues from orthopaedic preservation services increased 7% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase was primarily due to an increase in average service fees, which increased revenues by 14%, partially offset by a 2% decrease in unit shipments of orthopaedic tissues, which decreased revenues by 7%.

The increase in average service fees for the three months ended March 31, 2007 was primarily due to the fee increases that went into effect in July 2006 for certain orthopaedic tissues. The decrease in orthopaedic volume for the three months ended March 31, 2007 was primarily due to a decrease in shipments of osteochondral grafts.

The Company anticipates that orthopaedic service revenues for the remainder of 2007 will decrease significantly from 2006 due to the Company’s cessation of processing orthopaedic tissues on January 1, 2007 in accordance with the RTI Agreement discussed in Recent Events above. Although pursuant to the RTI Agreement, CryoLife will continue to ship its existing orthopaedic tissues through June 30, 2008, the volume of orthopaedic tissue shipments is expected to decrease each quarter through 2007 as the higher demand tissues and sizes are exhausted from the existing tissue inventories, with the decrease becoming more significant with each passing quarter.

Other Revenues

Other revenues were $168,000 and $58,000, respectively, for the three months ended March 31, 2007 and 2006. Other revenues for the three months ended March 31, 2007 included revenues for research grants and revenues related to the licensing of the Company’s technology to a third party. Other revenues for the three months ended March 31, 2006 included revenues for research grants.

Grant revenues in 2006 and 2007 are related to funding received under the U.S. Congress 2005 Defense Appropriations Conference Report, (the “2005 DOD Grant”), which included $930,000 for the development of protein hydrogel technology for use on the battlefield. The Company applied for and was awarded the full $930,000 allocated under the 2005 DOD Grant in connection with its development of BioFoam®. The Company has received advances totaling $926,000 under this grant during 2005 and 2006, and began recognizing revenues for expenses incurred related to this grant during the fourth quarter of 2005. The Company is currently involved in the initial BioFoam animal trial funded by this grant revenue.

The U.S. Congress 2006 Defense Appropriations Conference Report, (the “2006 DOD Grant”), included approximately $2.3 million for the continued development of protein hydrogel technology for use on the battlefield. CryoLife was awarded $1.9 million under the 2006 DOD Grant and has received advances totaling $968,000 during the first quarter of 2007. The 2007 Defense Appropriations Conference Report included approximately $1.0 million for the continued development of protein hydrogel technology for use on the battlefield. CryoLife anticipates applying for funding under this bill during 2007.

The Company anticipates that other revenues in 2007 will increase over 2006 due to continuing recognition of the Company’s licensing revenues during 2007 and an anticipated increase in recognition of the 2005 and 2006 DOD Grant revenues related to spending on BioFoam research.

Costs and Expenses

Cost of Products

Cost of products was $1.9 million for both the three months ended March 31, 2007 and March 31, 2006, representing 17% and 19%, respectively, of total product revenues during such periods.

The cost of products as a percentage of total product revenues decreased for the three months ended March 31, 2007, primarily due to improvements in BioGlue margins from period to period. These margin improvements were primarily due to improvements in BioGlue average selling prices due to the price increases which went into effect in July 2006 and January 2007 and greater manufacturing throughput, which reduced the per unit cost to produce BioGlue. Cost of products for the three months ended March 31, 2007 was flat compared to the three months ended March 31, 2006 as the lower per unit cost BioGlue shipped was offset by increases in BioGlue sales volume.

The Company anticipates that cost of products for the full year of 2007 will increase over 2006 to reflect volume increases.

Cost of Human Tissue Preservation Services

Cost of human tissue preservation services was $7.6 million and $6.8 million for the three months ended March 31, 2007 and 2006, representing 59% and 72%, respectively, of total tissue preservation service revenues during such periods. Cost of human tissue preservation services for the three months ended March 31, 2007 includes the write-down of $146,000 of certain deferred preservation costs that exceeded market value. Cost of human tissue preservation services for the three months ended March 31, 2006 includes the write-down of $374,000 of certain deferred preservation costs that exceeded market value.

The write-down of deferred tissue preservation costs that exceeded market value in both years was primarily related to the Company’s non-valved cardiac tissues. The Company implemented a fee increase effective in July 2006 and January 2007, in part to address these tissues, which have had costs in excess of the average service fees. The decrease of the write-down in the current year periods as compared to the prior year periods is primarily due to the effect of this fee increase on the Company’s average service fees for the affected tissue types.

The increase in cost of human tissue preservation services for the three months ended March 31, 2007 is primarily due to increased tissue preservation service volume as compared to the same period in 2006. The decrease in cost of tissue preservation services as a percentage of total tissue preservation service revenues is primarily due to improvements in tissue preservation margins as a result of an increase in average service fees due to fee increases in 2006 and 2007, improvements in the Company’s tissue processing yields, and to a lesser extent an increase in the amount of tissues processed.

The Company anticipates that aggregate cost of human tissue preservation services for the full year of 2007 will be similar to 2006. The Company anticipates that cost of human tissue preservation services as a percentage of tissue preservation service revenues will decrease for the full year of 2007 as compared to 2006 as a result of a shift in the mix of tissues shipped as the percentage of shipments of lower margin orthopaedic tissues decrease and shipments of cardiovascular and vascular tissues increase. Cardiovascular and vascular tissue shipments are expected to increase during 2007 as a result of anticipated increases in procurement. The Company expects that procurement of cardiovascular and vascular tissues during 2007 will continue to be favorably impacted by the RTI Agreement discussed in Recent Events above.

General, Administrative, and Marketing Expenses

General, administrative, and marketing expenses increased 9% to $12.3 million for the three months ended March 30, 2007, compared to $11.3 million for the three months ended March 31, 2006, representing 50% and 58%, respectively, of total revenues during such periods. General, administrative, and marketing expenses for the three months ended March 31, 2007 includes a charge of $374,000 for stock based compensation expenses, and an accrual of $686,000 for post retirement benefits. General, administrative, and marketing expenses for the three months ended March 31, 2006 includes approximately $160,000 of legal and settlement accruals related to product liability and an accrual of $244,000 for stock based employee compensation.

Excluding the items discussed above, general, administrative, and marketing expenses for the three months ended March 31, 2007 were consistent with the expenses in the respective prior year periods. However, general, administrative, and marketing expenses for the three months ended March 31, 2007 were impacted by a decrease in legal fees, offset by an increase in marketing commissions to support revenue growth as compared to the three months ended March 31, 2006.

The Company anticipates that general, administrative, and marketing expenses will increase for the full year of 2007 when compared to 2006, due to the expected increases in marketing expenses including personnel related expenses to support expected revenue growth, although several important components are difficult to estimate or control. For example, the Company will continue to evaluate the level of accruals for product liability claims and make adjustments as required based on periodic actuarial analyses and product liability claim status. Adjustments to these accruals may be required during 2007, and the effect of these adjustments may be favorable or unfavorable to general, administrative, and marketing expenses.

Research and Development Expenses

Research and development expenses were $1.1 million for the three months ended March 31, 2007, compared to $909,000 for the three months ended March 31, 2006, representing 4% and 5%, respectively, of total revenues during each such period. Research and development spending in 2007 and 2006 was primarily focused on the Company’s tissue preservation, SynerGraft®, which includes allograft and xenograft heart valves, vascular grafts and ProPatch™ Soft Tissue Repair Matrix, and Protein Hydrogel Technologies (“PHT”), which include BioGlue, BioFoam, BioDisc™, and related products.

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

Other Costs and Expenses

Interest expense increased to $153,000 for the three months ended March 31, 2007, compared to $147,000 for the three months ended March 31, 2006. Interest expense for the three months ended March 31, 2007 included interest incurred related to the Credit Agreement, capital leases, and interest related to uncertain tax positions as a result of the adoption of FIN 48 as discussed in Item 1, “Note 6 of the Notes to Summary Consolidated Financial Statements”. Interest expense for the three months ended March 31, 2006 included interest incurred related to the Credit Agreement and capital leases.

Interest income decreased to $97,000 for the three months ended March 31, 2007, compared to $107,000 for the three months ended March 31, 2006. Interest income for the three months ended March 31, 2007 and 2006 was primarily due to interest earned on the Company’s cash, cash equivalents, and marketable securities.

The change in valuation of the Derivative was a benefit of $45,000 for the three months ended March 31, 2007 as compared to an expense of $56,000 for the three months ended March 31, 2006. The valuation of the Derivative in these periods was a function of several variables including the price and expected volatility of the Company’s common stock, the number of shares of Preferred Stock outstanding, and the general level of US interest rates.

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

The Company’s income tax expense of $97,000 for the three months ended March 31, 2007 was primarily due to estimated current year tax expense on the Company’s taxable income that cannot be offset by its deferred tax assets.

The Company’s income tax expense of $239,000 for the three months ended March 31, 2006, was primarily due to an expense of $248,000 to record a deferred tax liability related to a foreign jurisdiction. The remaining tax benefit was due to the carryback of the Company’s product liability expenses incurred during the quarter which are expected to generate income tax refunds during 2007 and the favorable effect of adjustments to estimated audit assessments, partially offset by foreign taxes on income of the Company’s wholly owned European subsidiary.

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

The demand for the Company’s cardiovascular tissue preservation services has historically been seasonal, with peak demand generally occurring in the second and third quarters. Management believes this trend for cardiovascular tissue preservation services is primarily due to the high number of surgeries scheduled during the summer months for school aged patients, who drive the demand for a large percentage of CryoLife’s cardiovascular tissues. This seasonal trend has been obscured in recent years by the impact of the FDA Order in 2002 and related events. The Company expects that this seasonal trend will be more apparent in future years.

The demand for the Company’s human vascular tissue preservation services and bioprosthetic cardiovascular and vascular devices does not appear to be seasonal. Due to the RTI Agreement and the expected decline in shipments of orthopaedic tissue, the Company does not expect seasonality trends to impact its revenues related to orthopaedic tissues.

Liquidity and Capital Resources

Net Working Capital

At March 31, 2007 net working capital (current assets of $52.6 million less current liabilities of $23.5 million) was $29.1 million, with a current ratio (current assets divided by current liabilities) of 2 to 1, compared to net working capital of $26.5 million, with a current ratio of 2 to 1 at December 31, 2006.

The Company’s primary capital requirements for the three months ended March 31, 2007 arose out of general working capital needs, capital expenditures for facilities and equipment, and funding of research and development projects. In recent years the Company’s operating activities have failed to generate sufficient cash to fund its business due to the increasing costs of operations since the FDA Order in 2002 which related to the Company’s tissue preservation services business, and related increases in general, administrative, and marketing costs, including increased legal, professional, and litigation expenses over levels prior to the FDA Order in 2002. For the three months ended March 31, 2007 the Company funded its operating cash requirements primarily through cash, cash equivalents, and marketable securities, and through bank credit facilities.

Overall Liquidity and Capital Resources

The Company believes that its existing cash, cash equivalents, marketable securities, and availability under the Credit Agreement will enable the Company to meet its operational liquidity needs through at least March 31, 2008.

Despite the Company’s increased revenues in the first quarter of 2007 compared to the first quarter of 2006, the Company could experience an adverse impact on revenues and cash flows during the remainder of 2007 due to anticipated decreases in orthopaedic revenue as a result of the RTI Agreement, which will need to be offset by anticipated increases in cardiovascular and vascular revenues derived as a result of the RTI Agreement.

The Company believes the following should continue to have a favorable impact on cash flow from operations during the remainder of 2007, although there can be no assurance that these events will occur as and when currently anticipated:

•	Expected increases in BioGlue revenues over levels experienced in 2006 due to increases in BioGlue list prices implemented in July 2006 and January 2007 and anticipated volume increases,

•

Expected increases in total preservation service revenues over levels experienced in 2006 due to fee increases for certain tissues implemented in July 2006 and January 2007, to reflect the higher cost of processing these tissues, and anticipated volume increases for cardiovascular and vascular tissues due in part to the RTI Agreement,

•	Anticipated net benefits of the RTI Agreement in reducing general, administrative, and marketing costs related to orthopaedic tissues, and

•	Anticipated decreases in cash payments related to the defense and resolution of lawsuits and claims from the levels seen in 2003 through 2006.

However, the Company’s long term liquidity and capital requirements will depend upon numerous factors, including:

•	The continued success of BioGlue and other products using related technology,

•	The Company’s ability to increase the level of tissue procurement and demand for its tissue preservation services,

•	The Company’s ability to maintain sufficient margins on its tissue preservation services,

•	The Company’s spending levels on its research and development activities, including research studies, to develop and support its service and product pipeline,

•	The timing and cost of resolving product liability lawsuits and other claims (as discussed in Item 1, “Note 14 of the Notes to Summary Consolidated Financial Statements”),

•	The successful transition of cardiovascular and vascular tissue procurement previously received by RTI to the Company,

•

To a lesser degree, the Company’s success at resolving the issues with the FDA regarding processing of human tissue using the SynerGraft technology (as discussed in Item 1, “Note 2 of the Notes to Summary Consolidated Financial Statements”), and

•	The Company’s success in implementing its recently identified strategic initiatives.

If the Company is unable to address these issues and experiences negative cash flows in the future, or if additional funding needs arise, the Company may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet operating and other liquidity and capital requirements beyond March 31, 2008. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

On February 8, 2005 CryoLife and its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc. as lender (the “Credit Agreement”) to address some of its liquidity needs. As of March 31, 2007 the outstanding balance under the Credit Agreement was $4.5 million and the remaining borrowing availability was $10.0 million.

In January 2006 the Company engaged Piper Jaffray & Co. to assist the Company’s management and Board of Directors in identifying and evaluating potential strategies to enhance shareholder value. In November 2006 the Company announced that as a result of this review, the Board of Directors has directed management to actively pursue three key strategies in addition to continuing to focus on growing its business and leveraging its strengths and expertise in its core marketplaces. These three strategies are designed to generate revenue and earnings growth: identify and evaluate acquisition opportunities of complementary product lines and companies; license Company technology to third parties for non-competing uses; and analyze and identify underperforming assets for potential sale or disposal. Management’s actions related to this Board directive are ongoing and any material acquisition of complementary product lines or companies would likely require additional debt or equity financing.

Product Liability Claims

As discussed in Part I, Item 1, “Note 14 of the Notes to Summary Consolidated Financial Statements”, as of March 31, 2007 the Company had no accrual for pending product liability lawsuits. The timing and amount of actual future payments is dependent on when and if judgments are rendered, and/or settlements are reached. Should payments be required, the Company’s portion of these monies would have to be paid from liquid assets. The Company continues to attempt to reach resolution of outstanding claims in order to minimize the potential cash payout.

If the Company is unable to settle outstanding or future claims for amounts within its ability to pay or one or more product liability claims in which the Company is or may become a defendant should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company’s available liquid assets. Failure by the Company to meet required future cash payments to resolve the outstanding product liability claims would have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

As discussed in Part I, Item 1, “Note 14 of the Notes to Summary Consolidated Financial Statements”, at March 31, 2007 the Company had accrued a total $6.8 million for the estimated costs of unreported product liability claims related to services performed and products sold prior to March 31, 2007 and had recorded a receivable of $2.4 million representing amounts to be paid by the Company’s insurance carriers. Further analysis indicated that the liability could be estimated to be as high as $12.5 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. The $6.8 million accrual does not represent cash set aside. The timing of future payments related to the accrual is dependent on when and if claims are asserted, judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, these monies would have to be paid from insurance proceeds and liquid assets. Since the amount accrued is based on actuarial estimates, actual amounts required could vary significantly from this estimate.

Net Cash from Operating Activities

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2007 as compared to net cash used in operating activities of $411,000 for the three months ended March 31, 2006. The $1.1 million in current year cash provided was primarily due to net income generated by the Company during the period, partially offset by increases in deferred preservation costs, inventory, and accounts receivable on the Company’s Summary Consolidated Balance Sheet.

The Company uses the indirect method to prepare its cash flow statement, and accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items included that generated a book gain or loss during the period and for changes in operating assets and liabilities. For the three months ended March 31, 2007 the Company’s $1.4 million net income included recurring non-cash items that generated favorable and unfavorable adjustments to net income. For the three months ended March 31, 2007 these adjustments included a favorable $1.1 million in depreciation and amortization, a favorable $394,000 in non-cash compensation, primarily related to SFAS 123R, including the expense for new and existing stock options, and the granting of stock awards, and a favorable $146,000 in write-downs for impairment of deferred preservation costs. The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2007 these changes included an unfavorable $2.0 million due to the buildup of deferred preservation costs and inventories for which vendors and employees have already been paid, an unfavorable $1.3 million due to the timing differences between the recording of receivables and the actual receipt of cash, a favorable $595,000 due to the timing differences between the recording of accounts payable and other accruals and the actual payment of cash, and a favorable $939,000 due to the timing differences between the making of cash payments and the expensing of assets, including the prepayment of insurance policy premiums.

Net Cash from Investing Activities

Net cash provided by investing activities was $347,000 for the three months ended March 31, 2007, as compared to cash used of $1.2 million for the three months ended March 31, 2006. The $347,000 in current year cash provided was primarily due to $5.2 million in sales and maturities of marketable securities partially offset by $4.5 million in purchases of marketable securities and $271,000 in capital expenditures.

Net Cash from Financing Activities

Net cash used in financing activities was $28,000 for the three months ended March 31, 2007, as compared to $314,000 for the three months ended March 31, 2006. The $28,000 in current year cash used was primarily due to $243,000 in payments of Preferred Stock dividends, and $153,000 in debt principal payments. These payments were partially offset by $228,000 in proceeds from exercises of options and issuance of stock, and $149,000 in borrowing on the Company’s line of credit.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments are as follows (in thousands):

	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter

Operating leases	$19,242	$1,859	$2,368	$2,227	$2,119	$2,145	$8,524
Revolving line of credit	4,503	—	4,503	—	—	—	—
Insurance premium obligations	1,803	1,803	—	—	—	—	—
Capital lease obligations	180	39	53	53	35	—	—
Purchase commitments	400	399	1	—	—	—	—
Other obligations	596	350	191	55	—	—	—

Total contractual obligations	$26,724	$4,450	$7,116	$2,335	$2,154	$2,145	$8,524

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space rented by the Company, leases on Company vehicles, leases on housing for expatriates, and leases on a variety of office equipment.

The line of credit obligation results from the Company’s borrowing of funds under its Credit Agreement. The timing of the obligation in the above table is based on the February 7, 2008 Credit Agreement expiration date, at which time the outstanding principal balance will be due. Assuming the Company’s level of borrowings and the interest rate on the line of credit remain the same, the Company would have additional contractual obligations for interest expense and fees of $345,000 and $50,000 for the remainder of 2007 and for 2008, respectively, which are not included in the table above.

The Company’s insurance premium obligations represent installment payments related to payment plans and notes payable from the April 2007 renewal and financing of certain Company insurance policies.

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

The schedule of contractual obligations above includes $13,000 related to the advance funding received under the 2005 DOD Grant and the 2006 DOD Grant. The remaining advanced funding has not been included as a specific timetable of spending has not been established and there are no current agreements or contracts in place. As of March 31, 2007 $1.7 million of deferred revenue was related to the 2005 and 2006 DOD grants. As of December 31, 2006 $806,000 of deferred revenue was related to the 2005 DOD grant.

The schedule of contractual obligations above excludes any estimated FIN 48 liability because the Company cannot make a reasonably reliable estimate of the amount and period of related future payments.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2007 were $271,000. The Company expects that its capital expenditures to support its existing business for the full year of 2007 will approximate its expenditures in 2006, which were approximately $1.6 million. Planned capital expenditures to support the Company’s existing business for 2007 are primarily related to routine purchases of tissue processing, manufacturing, computer, and office equipment needed to support the Company’s business.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	The adequacy of product liability insurance to defend against lawsuits;

•	The outcome of lawsuits filed against the Company, and of the SEC investigation;

•	The impact of the FDA’s Form 483 Notices of Observation;

•	The Company’s estimated future liability for existing product liability lawsuits and for product liability claims incurred but not yet reported;

•	The Company’s competitive position, including the impact of price increases;

•	The receipt of governmental grants for BioFoam development;

•	The outcome of the Company’s regulatory applications regarding its SynerGraft process;

•	Future increases in research and development expenses;

•	Product demand and market growth;

•	The success of the RTI Agreement, including anticipated cost savings and increased procurement of cardiovascular and vascular tissues;

•	Expected revenue and earnings growth from recently announced strategic agreements;

•	Expected impact of adoption of new accounting pronouncements;

•	Anticipated future revenues and expenses;

•	Expected seasonality trends;

•	Anticipated decreases in cash payments related to the defense and resolution of lawsuits and claims;

•	Anticipated impact of changes in interest rates;

•	Those issues most likely to impact the Company’s future financial performance and cash flows;

•	The Company’s ability to implement its strategic plans;

•	The adequacy of the Company’s financial resources and its ability to borrow under its credit facility;

•	The impact of future fluctuations in the value of the Dividend Make-Whole Payment feature of the Company’s 6% convertible Preferred Stock;

•	Expected increases in revenues from cardiovascular and vascular tissue preservation services;

•	Expected decreases in revenues from orthopaedic tissue preservation services;

•	The projected incurrence of additional obligations under the credit facility in 2007 and 2008; and

•	Other statements regarding future plans and strategies, anticipated events, or trends.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risks set forth under “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2006 and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

RISKS AND UNCERTAINTIES

The risks and uncertainties which might impact the forward-looking statements and the Company, its ability to continue as a going concern, and the trading value of its common and preferred stock include concerns that:

•	We have experienced operating losses and negative cash flows, and we must continue to address the underlying causes in order to continue to operate profitably and generate positive cash flows,

•

If we are unable to continue to address the causes of our historical operating losses and negative cash flows, we will need to raise additional capital which may not be available on acceptable terms or at all,

•	Key growth strategies identified as a result of our strategic review may not generate the anticipated benefits,

•	The RTI agreement may not generate the anticipated benefits,

•

We may be unable to comply with the covenants of our credit facility, which would limit our borrowing capacity and potentially result in a default under the credit facility, and our credit facility limits our ability to issue additional debt or pay cash dividends,

•	There are limitations on our net operating loss carryforwards,

•	We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting this product,

•	We continue to feel the adverse impacts of the FDA order and subsequent FDA activity,

•	Physicians have been and may continue to be reluctant to implant our preserved tissues or use our other products,

•

Our products and the tissues we process allegedly have caused and may in the future cause injury to patients, and we have been and may be exposed to product liability claims and additional regulatory scrutiny as a result,

•	We may be unable to address the concerns raised by the FDA in its form 483 notices of observations,

•	The FDA has notified us of its belief that marketing of CryoValve® SG and CryoVein® SG require additional regulatory submissions and/or approvals,

•	Regulatory action outside of the U.S. has affected our business in the past and may also affect our business in the future,

•	Our violation of government regulations could result in loss of revenues and customers as well as additional compliance expense,

•	We are the subject of an SEC investigation,

•	Our existing insurance policies may not be sufficient to cover our actual claims liability,

•	We may be unable to obtain adequate insurance at a reasonable cost, if at all,

•	Intense competition may affect our ability to operate profitably,

•	We may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and our new products and services may not achieve market acceptance,

•	Investments in new technologies or distribution rights may not be successful,

•	We may be unable to fund our Activation Control Technology,

•	Synergraft processed tissues may not demonstrate expected benefits,

•	If we are not successful in expanding our business activities in international markets, we will not be able to pursue one of our strategies for increasing our revenues,

•	We are dependent on our key personnel,

•	Extensive government regulation may adversely affect our ability to develop and sell products and services,

•	Uncertainties related to patents and protection of proprietary technology may adversely affect the value of our intellectual property,

•	Future health care reimbursement methods and policies may affect the availability, amount and timing of our revenues,

•	Rapid technological change could cause our services and products to become obsolete,

•	Trading prices for our securities have been, and may continue to be, volatile,

•	Anti-takeover provisions may discourage or make more difficult an attempt to obtain control of Cryolife, and

•

We are not likely to pay common stock dividends in the foreseeable future, and we may not be able to pay cash dividends on our capital stock due to legal and contractual restrictions and lack of liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and expense are sensitive to changes in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company’s cash and cash equivalents of $5.6 million and the interest incurred on the line of credit balance of $4.5 million as of March 31, 2007. The Company’s short-term investments in marketable securities of $4.0 million as of March 31, 2007 can also be affected by changing interest rates to the extent that these items contain variable interest rates or are subject to maturity or sale during a period of changing interest rates. A 10% adverse change in interest rates affecting the Company’s cash equivalents and short-term investments or borrowings under the Company’s Credit Agreement would not have a material impact on the Company’s financial position, results of operations, or cash flows.

Derivative Valuation Risk

The terms of the Company’s March 18, 2005 6% convertible Preferred Stock offering include a Dividend Make-Whole Payment feature. This feature is considered an embedded derivative instrument. Due to the quarterly revaluation of the derivative liability, the Company recorded a benefit of $45,000 for the three months ended March 31, 2007. At March 31, 2007 the derivative liability was valued at $190,000. The fair value of this derivative is based on various factors, including the market price of the Company’s common stock and discount rates used in determination of fair value. Changes in these factors could cause the fair value of this derivative to fluctuate significantly from period to period. These resulting changes in valuation may have a significant impact on the Company’s results of operations.

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

Based upon the Company’s most recent disclosure controls evaluation as of March 31, 2007, the CEO and CFO have concluded that the Company’s disclosure controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2007 there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 14 of Notes to Summary Consolidated Financial Statements” at Part I, Item 1, “Financial Statements”, which is incorporated herein by reference.

Item 1A. Risk Factors.

The Company’s most recent Form 10-K was filed on February 22, 2007. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K in response to Part I, Item 1A of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended March 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
01/01/07 – 01/31/07	514	$7.70	—	—
02/01/07 – 02/28/07	1,126	9.30	—	—
03/01/07 – 03/31/07	1,921	8.33	—	—

Total	3,561	$8.54	—	—

The Company currently has no stock repurchase program, publicly announced or otherwise. The common shares shown were tendered to the Company in payment of the exercise price of outstanding options.

6% Convertible Preferred Stock

The Company did not repurchase any shares of its 6% convertible preferred stock in the quarter ended March 31, 2007.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

None.

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003.)

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CryoLife, Inc., classifying and designating Series A Junior Participating Preferred Stock. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2005.)

3.3	Preferred Stock Articles of Amendment to the Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form 8-A/A filed on March 15, 2005.)

3.4	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed December 28, 2005.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.1	CryoLife, Inc. 2007 Executive Incentive Plan.

10.2	Form of Grant pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan.

10.3	Form of Incentive Stock Option Grant Agreement under the 1998 Long-Term Incentive Plan.

10.4	Form of Non-Qualified Stock Option Grant Agreement under the 1998 Long-Term Incentive Plan.

10.5	Form of Restricted Stock Award Agreement and Grant pursuant to the CryoLife, Inc. 1998 Long-Term Incentive Plan.

10.6	Form of Restricted Stock Award Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan.

31.1	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 2, 2007
DATE