Form 10-Q
period 2007-06-30
CRYOLIFE INC
filed 2007-08-01
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

YES  ☐    NO  ☒

The number of shares of common stock, par value $0.01 per share, outstanding on July 27, 2007 was 27,481,926.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Human tissue preservation services	$11,711	$10,181	$24,672	$19,520
Products	11,156	10,569	22,551	20,621
Other	144	4	312	62

Total revenues	23,011	20,754	47,535	40,203
Costs and expenses:
Human tissue preservation services (Including write-downs of $307 for the three months and $453 for the six months ended June 30, 2007 and $379 for the three months and $753 for the six months ended June 30, 2006)	6,976	7,034	14,608	13,797
Products	1,881	2,082	3,829	4,005
General, administrative, and marketing	10,842	10,245	23,177	21,557
Research and development	978	837	2,036	1,746
Interest expense	187	188	340	335
Interest income	(105)	(103)	(202)	(210)
Change in valuation of derivative	866	11	821	67
Other expense, net	13	357	102	344

Total costs and expenses	21,638	20,651	44,711	41,641

Earnings (loss) before income taxes	1,373	103	2,824	(1,438)
Income tax expense (benefit)	82	(114)	179	125

Net income (loss)	$1,291	$217	$2,645	$(1,563)

Effect of preferred stock dividends	—	(244)	(243)	(487)

Net income (loss) applicable to common shares	$1,291	$(27)	$2,402	$(2,050)

Income (loss) per common share:
Basic	$0.05	$0.00	$0.10	$(0.08)

Diluted	$0.05	$0.00	$0.09	$(0.08)

Weighted average common shares outstanding:
Basic	25,480	24,807	25,234	24,783

Diluted	26,333	24,807	25,969	24,783

See accompanying notes to summary consolidated financial statements.

Item 1.	Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,519	$4,133
Marketable securities, at market	5,926	3,965
Restricted securities	—	571
Trade receivables, net	13,295	12,553
Other receivables	1,390	1,403
Deferred preservation costs, net	22,705	19,278
Inventories	5,834	5,153
Prepaid expenses and other assets	3,332	2,329

Total current assets	58,001	49,385

Property and equipment, net	19,803	21,390
Patents, net	4,038	4,226
Trademarks and other intangibles, net	3,361	3,362
Deferred income taxes	1,244	—
Other long-term assets	1,230	1,502

TOTAL ASSETS	$87,677	$79,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,814	$2,475
Accrued compensation	2,069	2,599
Accrued procurement fees	4,706	4,734
Accrued expenses and other current liabilities	7,214	7,100
Deferred income	1,884	1,223
Derivative liability	—	235
Line of credit	4,501	4,507
Notes payable	1,325	—
Current maturities of capital lease obligations	41	40

Total current liabilities	24,554	22,913

Capital lease obligations, less current maturities	103	124
Deferred income taxes	2,182	200
Other long-term liabilities	4,229	4,540

Total liabilities	31,068	27,777

Shareholders’ Equity:
Preferred stock (325 issued shares in 2006)	—	3
Common stock (28,397 issued shares in 2007 and 25,813 in 2006)	284	258
Additional paid-in capital	119,615	115,678
Retained deficit	(57,537)	(59,177)
Deferred compensation	(677)	(73)
Accumulated other comprehensive income	98	160
Treasury stock at cost (942 shares in 2007 and 906 in 2006)	(5,174)	(4,761)

Total shareholders’ equity	56,609	52,088

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,677	$79,865

See accompanying notes to summary consolidated financial statements.

Item 1.	Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Net cash from operating activities:
Net income (loss)	$2,645	$(1,563)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss on sale or disposal of assets	89	380
Depreciation and amortization	2,235	2,468
Provision for doubtful accounts	48	48
Write-down of deferred preservation costs	451	753
Other non-cash adjustments	(89)	146
Non-cash compensation	967	687
Change in valuation of derivative	821	67
Changes in operating assets and liabilities:
Receivables	(878)	(1,826)
Income taxes	(103)	(112)
Deferred preservation costs and inventories	(4,559)	(4,331)
Prepaid expenses and other assets	(901)	(1,234)
Accounts payable, accrued expenses, and other liabilities	700	619

Net cash provided by (used in) operating activities	1,426	(3,898)

Net cash from investing activities:
Capital expenditures	(414)	(992)
Net proceeds from sale of assets	9	13
Other assets	(52)	(46)
Purchases of marketable securities	(9,415)	(9,469)
Sales and maturities of marketable securities	8,155	11,062

Net cash (used in) provided by investing activities	(1,717)	568

Net cash from financing activities:
Proceeds from debt issuance	282	251
Principal payments of debt	(288)	(281)
Payment of obligations under capital leases	(20)	(281)
Proceeds from financing of insurance policies	1,912	2,349
Principal payments on short-term notes payable	(587)	(711)
Proceeds from exercise of stock options and issuance of common stock	920	244
Payment of preferred stock dividends	(486)	(487)
Purchase of treasury stock	—	(50)

Net cash provided by financing activities	1,733	1,034

Increase (decrease) in cash and cash equivalents	1,442	(2,296)
Effect of exchange rate changes on cash	(56)	(33)
Cash and cash equivalents, beginning of period	4,133	6,631

Cash and cash equivalents, end of period	$5,519	$4,302

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying Summary Consolidated Balance Sheet as of December 31, 2006 has been derived from audited financial statements and the accompanying unaudited summary consolidated financial statements for the periods as of and ending June 30, 2007 and 2006 have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, the statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In the opinion of management, all adjustments (of normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The Company believes that its existing cash, cash equivalents, marketable securities, and availability under the Credit Agreement, as defined in Note 7, will enable the Company to meet its liquidity needs for normal operations through at least June 30, 2008.

Despite the Company’s increased revenues in the second quarter of 2007 compared to the second quarter of 2006, the Company has experienced in the first six months of 2007 and could continue to experience during the remainder of 2007 an adverse impact on revenues and cash flows due to decreases in orthopaedic revenue as a result of the exchange and service agreement, (the “RTI Agreement”), with Regeneration Technologies, Inc. Orthopaedic revenues are expected to reach minimal levels as orthopaedic tissues on hand are depleted. These lost revenues will need to be offset by anticipated increases in cardiovascular and vascular revenues at least partially derived as a result of the RTI Agreement. See Note 3 for a discussion of the RTI Agreement.

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

•

Expected increases in total preservation service revenues over levels experienced in 2006 due to fee increases for certain tissues implemented in July 2006 and January 2007, to reflect the higher cost of processing these tissues, and anticipated volume increases for cardiovascular and vascular tissues, and

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

•

To a lesser degree, the Company’s success at resolving the issues with the U.S. Food and Drug Administration (“FDA”) regarding processing of human tissue using the SynerGraft® technology (as discussed in Note 2), and

•	The Company’s success in implementing its identified strategic initiatives.

If the Company is unable to address these issues and experiences negative cash flows in the future, or if additional funding needs arise, the Company may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet operating and other liquidity and capital requirements beyond June 30, 2008. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

On November 3, 2003 the Company filed a 510(k) premarket notification with the FDA for the CryoValve SG. On February 4, 2004 the Company received a letter from the FDA requesting additional information. On August 24, 2004 the Company submitted an amendment to its original 510(k) submission providing clarification and additional information. The FDA requested further additional information in November 2004. On June 8, 2005 CryoLife responded to some of these additional requests. CryoLife also has initiated an appeal of other requests through administrative procedures. The FDA requested further additional information in January 2006. Since March 2006 the Company has had discussions with the FDA to address the outstanding requests for additional information and seek clearance for the CryoValve SG pulmonary valve. On July 21, 2006 the Company submitted an amendment to its 510(k) application addressing information requested by the FDA. The Company has undertaken further clinical and preclinical evaluations in response to requests by the FDA. These evaluations were submitted to the FDA in an additional 510(k) amendment on February 20, 2007. On July 18, 2007 the Company received a letter from the FDA requesting additional information for the submission. The Company is reviewing the request and is in the process of preparing a response. The FDA may still require that additional studies be undertaken. Clearance of the 510(k) premarket notification with the FDA will be required before the Company can resume distribution of SynerGraft processed CryoValve SG’s.

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

As a result of these FDA communications, in 2003 the Company suspended the use of the SynerGraft technology in the processing of allograft tissue and the distribution of tissues on hand previously processed with the SynerGraft technology until the regulatory issues associated with these tissues are resolved. Additionally, the Company discontinued labeling its vascular grafts for use as A-V access grafts. Until such time as the issues surrounding SynerGraft are resolved, the Company is employing its traditional processing methods on these tissues. As of June 30, 2007 the Company had no deferred preservation costs related to SynerGraft processed tissues on its Summary Consolidated Balance Sheets.

Note 3 – Exchange and Service Agreement

On December 19, 2006 the Company announced that it had entered into the RTI Agreement, an exchange and service agreement with Regeneration Technologies, Inc., and certain of its affiliates, respecting procurement, processing, and distribution activities for cardiovascular and vascular tissue processed and distributed by RTI and orthopaedic tissue for the knee processed and distributed by CryoLife. In accordance with the RTI Agreement, CryoLife ceased accepting donated human orthopaedic tissue for processing commencing January 1, 2007 and began work to transition existing arrangements for recovery of human orthopaedic tissue to RTI. Likewise, on January 1, 2007 RTI ceased accepting donated human cardiovascular and vascular tissues for processing and began work to transition its arrangements for recovery of these tissues to CryoLife. Certain physical assets relating to the tissues that are the subject of the agreement may also be transferred between the parties. No cash was exchanged in the transaction. CryoLife will continue to distribute its existing orthopaedic tissue inventory, and RTI will continue to distribute its existing cardiovascular and vascular tissue inventory, through June 30, 2008. After that date CryoLife will become entitled to distribute RTI’s remaining cardiovascular and vascular tissue inventory, and RTI will become entitled to distribute CryoLife’s remaining orthopaedic tissue inventory, for a fee. Under the RTI Agreement, from July 1, 2008 through December 31, 2016, except as set forth above, CryoLife has agreed not to market or solicit orders for certain human orthopaedic tissues and RTI has agreed not to market or solicit orders for human cardiac and vascular tissues. The agreement also provides for a non-exclusive license of technology from CryoLife to RTI, and contains customary provisions regarding indemnification and confidentiality.

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

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Trading securities are securities that are acquired principally for the purpose of generating a profit from short-term fluctuations in price. Trading securities are stated at their fair values, with the realized and unrealized gains and losses, interest, and dividends included in investment income. Debt securities not classified as held-to-maturity or marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of income taxes, reported in a separate component of shareholders’ equity. Interest, dividends, realized gains and losses, and declines in value judged to be other than temporary are included in investment income. The cost of securities sold is based on the specific identification method.

As of June 30, 2007 $5.9 million of marketable securities were designated as available-for-sale. As of December 31, 2006 $4.0 million of marketable securities were designated as available-for-sale and $571,000 were designated as held-to-maturity. The held-to-maturity securities were designated as such due to a contractual commitment to hold the securities as pledged collateral relating to one of the Company’s product liability insurance policies, and, therefore, they were reported as restricted securities on the December 31, 2006 Consolidated Balance Sheets. During the quarter ended March 31, 2007 the restricted securities matured and were replaced with a letter of credit subfacility, as discussed in Note 7 below.

The Company’s cash equivalents include advance funding received under the U.S. Congress 2005 Defense Appropriations Conference Report (the “2005 DOD Grant”) and the U.S. Congress 2006 Defense Appropriations Conference Report (the “2006 DOD Grant”) for the continued development of protein hydrogel technology for use on the battlefield. The advance funding is accounted for as deferred income on the Summary Consolidated Balance Sheets and is recognized as other revenue as expenses are incurred related to these grants. As of June 30, 2007 and December 31, 2006 $1.7 million and $806,000, respectively, of cash equivalents and deferred income were related to the 2005 and 2006 DOD grants.

The following is a summary of cash equivalents and marketable securities (in thousands):

	Cost Basis	Unrealized Holding (Losses) Gains	Estimated Market Value
June 30, 2007
Cash equivalents:
Money market funds	$4,233	$—	$4,233
Marketable securities:
Government entity sponsored debt securities	5,929	(3)	5,926
December 31, 2006
Cash equivalents:
Money market funds	$2,484	$—	$2,484
Marketable securities:
Government entity sponsored debt securities	3,964	1	3,965
Restricted securities:
Government entity sponsored debt securities	571	—	571

There were no gross realized gains or losses on sales of available-for-sale securities for both the three and six months ended June 30, 2007 and 2006. Differences between cost and market listed above, consisting of an unrealized holding loss of $3,000 at June 30, 2007 and an unrealized holding gain of $1,000 at December 31, 2006, are included as a separate component of other comprehensive income in the shareholders’ equity section of the Summary Consolidated Balance Sheets.

At June 30, 2007 $3.0 million of the Company’s marketable securities had a maturity date within 90 days and $2.9 million had a maturity date between 90 days and one year. At December 31, 2006 all of the Company’s marketable securities had a maturity date within 90 days.

Note 5 – Inventories

Inventories are comprised of the following (in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$3,662	$3,048
Work-in-process	447	479
Finished goods	1,725	1,626

Total inventories	$5,834	$5,153

Note 6 – Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets beginning in 2002 primarily as a result of write-downs of deferred preservation costs, accruals for product liability claims, and operating losses. The Company assesses the recoverability of its deferred tax assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”), on an annual basis and on an interim basis, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. Management provides a valuation allowance when, as a result of this analysis, management believes it is more likely than not that its deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets at December 31, 2006 the Company reviewed its historical operating results, including the reasons for its operating losses in prior years and uncertainties regarding projected future operating results. Based on the results of this analysis, at December 31, 2006 the Company determined that it was more likely than not the Company’s deferred tax assets would not be realized. Therefore, as of December 31, 2006 the Company had a total of $33.0 million in valuation allowances against deferred tax assets and a net deferred tax liability of $226,000 related to taxes in a foreign jurisdiction.

Based on the Company’s results for the six months ended June 30, 2007 and its projected results for the year ended December 31, 2007, the Company anticipates that it will utilize a portion of its net operating loss carryforwards in the 2007 income tax year to offset its taxable income. Although CryoLife is beginning to utilize its net operating loss carryforwards, the Company does not currently believe that a change in its determination of the recoverability of its deferred tax assets is warranted. CryoLife will continue to evaluate its determination in accordance with the guidance in SFAS 109, which indicates the Company’s net losses in recent years constitute significant evidence against the recoverability of its deferred tax assets that is difficult to overcome. CryoLife will reverse the remaining valuation allowance, or a portion thereof, when and if its deferred tax assets meet the SFAS 109 “more likely than not” standard for recognition. The realizability of the Company’s deferred tax assets could be limited in future periods as mandated by Internal Revenue Service Section 382.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded $2.0 million in liabilities for unrecognized tax benefits. The $2.0 million of liabilities for unrecognized tax benefits was accounted for as a decrease to the January 1, 2007 balance of retained earnings of $762,000 and a reclassification of a portion of the valuation allowances against the Company’s deferred tax assets of $1.2 million to a liability. To the extent these unrecognized tax benefits are ultimately recognized, it would not affect the annual effective income tax rate due to the existence of the valuation allowance.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes interest and penalties related to uncertain tax positions in other income and expense. As of June 30, 2007 the Company has approximately $313,000 of accrued interest and penalties related to uncertain tax positions.

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

Amounts borrowed under the Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest at the bank’s prime rate plus 1%, which aggregated 9.25% as of June 30, 2007. As of June 30, 2007 the outstanding balance of the Credit Agreement was $4.5 million and the remaining borrowing availability was $10.0 million.

The Company routinely enters into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies. In the second quarter of 2007 the Company entered into two agreements to finance approximately $1.4 million and $478,000 in insurance premiums associated with the yearly renewal of certain of the Company’s insurance policies. The amounts financed accrued interest at 7.027% and were payable in equal monthly payments over a nine month and an eight month period, respectively. As of June 30, 2007 the aggregate outstanding balance under these agreements was $1.3 million.

In the second quarter of 2006 the Company entered into two agreements to finance approximately $1.6 million and $715,000 in insurance premiums associated with the yearly renewal of certain of the Company’s insurance policies. The amounts financed accrued interest at 6.71% and 6.7%, respectively, and were payable in equal monthly payments over a nine month and an eight month period, respectively. As of June 30, 2007 the aggregate outstanding balance under these agreements was zero.

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

Dividends on the Preferred Stock were cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of January, April, July, and October, commencing July 1, 2005. Any dividends were required to be declared by the Company’s board of directors and to come from funds legally available for dividend payments. On March 13, 2007 the Company declared a dividend of $0.75 per share on its Preferred Stock. The dividend of approximately $243,000 was paid on April 2, 2007 to shareholders of record on March 22, 2007. No dividends were declared in the second quarter of 2007.

The Preferred Stock was convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 6.2189 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $8.04. The Company had reserved 4,600,000 shares of common stock for issuance upon conversion. Through June 4, 2007 holders had cumulatively voluntarily converted 139,000 shares of Preferred Stock into 867,000 shares of common stock, of which 47,000 shares of Preferred Stock were voluntarily converted into 292,000 shares of common stock in the second quarter of 2007.

The Preferred Stock contained provisions that allowed the Company to convert its Preferred Stock into common stock if the closing price of the Company’s common stock exceeded $12.06, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion. This condition was satisfied on June 4, 2007 and on that day the Company exercised its right to automatically convert the Preferred Stock into common stock. As a result, on June 25, 2007 the Company automatically converted the remaining 278,000 shares of Preferred Stock into 1,726,000 shares of common stock at the conversion rate of approximately 6.2189 shares of common stock per share of Preferred Stock.

The Company was required to make additional payments for both the voluntary and automatic conversions of Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock, the “Dividend Make-Whole Payment”. The Dividend Make-Whole Payment was payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. The Dividend Make-Whole Payment is discussed further in Note 9 below.

As of June 30, 2007 there were no outstanding shares of Preferred Stock.

Note 9 – Derivative

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company was required to separate and account for the Dividend Make-Whole Payment feature of its Preferred Stock as an embedded derivative, (the “Derivative”). As an embedded derivative instrument, the Dividend Make-Whole Payment feature must be measured at fair value and reflected as a current liability on the Company’s Summary Consolidated Balance Sheets. Changes in the fair value of the Derivative are recognized in the line item change in valuation of derivative as a non-operating income/expense on the Company’s Summary Consolidated Statements of Operations.

The Company determined the fair value of the Derivative to be $1.0 million on March 18, 2005, the date of issuance. The Company determined the fair value of the Derivative related to the issuance of additional Preferred Stock upon exercise of the underwriter’s over allotment option to be $32,000 on April 19, 2005, the date of issuance.

The proceeds from the Preferred Stock recorded on the Summary Consolidated Balance Sheets were reduced by these amounts, which were allocated to the derivative liability.

As discussed in Note 8 above, on June 25, 2007 the Company automatically converted the remaining shares of the Preferred Stock into common stock, thereby triggering the payment of the remaining Dividend Make-Whole payment. Through June 4, 2007 the Company had issued 132,000 shares of common stock to converting holders in satisfaction of the Dividend Make-Whole Payment. On June 25, 2007 the Company issued 69,000 shares of common stock to preferred shareholders to satisfy the Dividend Make–Whole Payment due to the automatic conversion. The value of the Dividend Make-Whole payment was $878,000 based on the share price of $12.71 on the date of conversion. The Company recorded other expense of $866,000 for the three months ended June 30, 2007 related to the automatic and voluntary conversions of the Preferred Stock to common stock. The Company recorded other expense of $821,000 for the six months ended June 30, 2007 related to the first quarter revaluation of the derivative and the automatic and voluntary conversions of the Preferred Stock to common stock. The expenses for the voluntary and automatic conversions represent the value of the Dividend Make-Whole Payments paid by the Company that exceeded the derivative liability accrued in prior periods.

The Company recorded other expense of $11,000 and $67,000 for the three and six months ended June 30, 2006, respectively, related to the quarterly revaluations of the derivative.

At June 30, 2007 there was no remaining derivative liability as a result of the automatic conversion of the Preferred Stock to common stock.

Note 10 – Comprehensive Income (Loss)

The following is a summary of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net income (loss)	$1,291	$217	$2,645	$(1,563)
Unrealized (loss) gain on investments	(3)	(1)	(4)	2
Translation adjustment	(30)	(25)	(58)	(22)

Comprehensive income (loss)	$1,258	$191	$2,583	$(1,583)

The tax effect on both the unrealized gain/loss and the translation adjustment is zero for each period presented.

Components of accumulated other comprehensive income consist of the following, net of tax (in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)
Unrealized (loss) gain on investments	$(3)	$1
Translation adjustment	101	159

Total accumulated other comprehensive income	$98	$160

Note 11 – Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share data). The net income (loss) for the three and six months ended June 30, 2007 and 2006 is adjusted by the effect of the Company’s cumulative, convertible Preferred Stock to arrive at net income (loss) applicable to common shares in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). The Company also considers the effect of its Preferred Stock, as discussed in Note 8, the Derivative, as discussed in Note 9, and common stock options, as discussed in Note 12, in the calculation of diluted weighted-average shares below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Numerator for basic income (loss) per common share:
Net income (loss)	$1,291	$217	$2,645	$(1,563)
Effect of preferred stock [a]	—	(244)	(243)	(487)

Net income (loss) applicable to common shares	$1,291	$(27)	$2,402	$(2,050)

Denominator for basic income (loss) per common share:
Basic weighted-average common shares	25,480	24,807	25,234	24,783

Basic income (loss) per common share	$0.05	$0.00	$0.10	$(0.08)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Numerator for diluted income (loss) per common share:
Net income (loss)	$1,291	$217	$2,645	$(1,563)
Effect of preferred stock [b]	—	(244)	(243)	(487)
Effect of stock options [c]	—	—	—	—

Net income (loss) applicable to common shares	$1,291	$(27)	$2,402	$(2,050)

Denominator for diluted income (loss) per common share:
Basic weighted-average common shares	25,480	24,807	25,234	24,783
Effect of dilutive convertible preferred stock [b]	—	—	—	—
Effect of dilutive stock options [c]	853	—	735	—

Adjusted weighted-average common shares	26,333	24,807	25,969	24,783

Diluted income (loss) per common share	$0.05	$0.00	$0.09	$(0.08)

[a]

The amount of the accumulated dividend on Preferred Stock decreased the net income applicable to common shares by $243,000 for the six months ended June 30, 2007. The amount of the accumulated dividend on Preferred Stock offset the net income and increased the net loss applicable to common shares with a total unfavorable effect of $244,000 for the three months ended June 30, 2006 and increased the net loss applicable to common shares by $487,000 for the six months ended June 30, 2006.

[b]

The amount of the accumulated dividend on the Preferred Stock decreased the net income applicable to common shares by $243,000 for the six months ended June 30, 2007. The adjustment for the Dividend Make-Whole Payment for conversions during the period would have instead increased net income applicable to common shareholders by $866,000 for the three months ended June 30, 2007. The adjustment for the Dividend Make-Whole Payment for conversions during the period and the adjustment for the quarterly revaluation of the derivative liability would have instead increased net income applicable to common shareholders by $821,000 for the six months ended June 30, 2007. The common shares that would have been issued to shareholders at the beginning of the period for the conversion of the remaining Preferred Stock and in payment of the remaining

Dividend Make-Whole Payment would have increased the weighted-average shares by 1.8 million and 2.0 million for the three and six months ended June 30, 2007, respectively. These adjustments were excluded from the calculation above, as they were anti-dilutive pursuant to the provisions of SFAS 128.

The amount of the accumulated dividend on the Preferred Stock offset the net income and increased the net loss applicable to common shares with a total unfavorable effect of $244,000 for the three months ended June 30, 2006 and increased the net loss applicable to common shares by $487,000 for the six months ended June 30, 2006. The adjustment for the quarterly revaluation of the derivative liability, would have instead decreased the net loss applicable to common shareholders by $11,000 and $67,000 for the three and six months ended June 30, 2006, respectively, and the common shares that would be issued to shareholders upon conversion of the remaining Preferred Stock and in payment of the remaining Dividend Make-Whole Payment would have increased the weighted-average shares by 2.3 million for both the three and six months ended June 30, 2006. These adjustments were excluded from the calculation above, as they were anti-dilutive pursuant to the provisions of SFAS 128.

[c]

Outstanding options to purchase the Company’s common stock that would have resulted in additional dilutive common shares of 200,000 and 195,000 for the three and six months ended June 30, 2006, respectively, were excluded from the calculation, as these items were anti-dilutive pursuant to the provisions of SFAS 128.

In future periods the basic and diluted earnings (loss) per common share are expected to be affected by stock option transactions including the exercise of stock options and the issuance of additional stock options as well as fluctuations in the fair value of the Company’s common stock.

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

Stock Grants

In May 2007 the Company’s Board of Directors authorized grants of stock to non-employee Directors. The stock grant totaled 37,500 shares of common stock, which was valued at $495,000 based on the stock price of $13.21 on the date of grant. A second stock grant was issued to a non-employee Director of 1,000 shares of common stock, which was valued at $15,000 based on the stock price $14.10 on the date of grant. The value of these stock grants will be recorded as stock compensation expense over the 12-month vesting period. The Company recorded $84,000 in compensation expense related to these stock grants during both the three and six months ended June 30, 2007.

In February 2007 the Company’s Board of Directors authorized the grant of stock to certain Company executives. The stock grants totaled 29,000 shares of common stock, which was valued at $265,000 based on the stock price of $9.02 on the date of grant. The value of this stock grant will be recorded as stock compensation expense over the 36-month vesting period. The Company recorded $19,000 and $28,000 in compensation expense related to these stock grants during the three and six months ended June 30, 2007, respectively.

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

In February 2007 the Company’s Board of Directors approved the terms of and awards under certain performance-based bonus plans to recognize the fiscal 2007 performance of the Company and its executives and managers. A portion of the awards under of these plans will be paid in Company stock pursuant to the Company’s existing stock plans, if the required performance is achieved. The Company is recording the anticipated liability related to this stock grant during 2007.

In February 2006 the Company’s Board of Directors authorized the grant of stock to recognize the performance of certain Company executives. The stock grants totaled 34,000 shares of common stock, which were valued at $145,000 based on the stock price of $4.25 on the date of grant. The Company purchased $50,000 of Company stock from employees, based on the closing price on the New York Stock Exchange on the day the stock was transferred to the Company, to pay employee federal and state withholding taxes related to these stock grants. The Company recorded the $145,000 in compensation expense related to these stock grants during the first quarter of 2006.

Stock Options

In February 2007 the Company’s Compensation Committee authorized a stock option grant to certain Company executives. The stock options were granted from the 1998 Long-Term Incentive Plan and will become exercisable over a three-year vesting period and have a seven-year term. The options granted totaled 176,000 shares with an exercise price of $8.70.

In January 2007 the Company’s Compensation Committee authorized a stock option grant to certain Company employees. The stock options were granted from the 1998 Long-Term Incentive Plan and will become exercisable over a five-year vesting period and have a 66-month term. The options granted totaled 97,000 shares with an exercise price of $7.88.

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

The following weighted-average assumptions were used to determine the fair value of options under SFAS 123R:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Stock Options	ESPP Options	Stock Options	ESPP Options
	(Unaudited)		(Unaudited)
Expected stock price volatility	N/A	.50	.60	.44
Risk-free interest rate	N/A	5.12%	4.78%	4.97%
Expected life of options	N/A	.24 Years	3.5 Years	.24 Years

For the three months ended June 30, 2007 the Company’s stock based compensation expense was $573,000, of which approximately $223,000 was related to employee performance incentives expected to be paid during 2008, $215,000 was related to stock option grants and ESPP, and $135,000 was related to current and prior period common stock grants. For the six months ended June 30, 2007 the Company’s stock based compensation expense was $967,000 of which approximately $403,000 was related to employee performance incentives expected to be paid during 2008, $392,000 was related to stock option grants and ESPP, and $172,000 was related to current and prior period common stock grants. These amounts were recorded as compensation expense and were subject to the Company’s normal allocation of expenses to inventory and deferred preservation costs. For the three and six months ended June 30, 2007 the Company capitalized $25,000 and $44,000, respectively, of the stock-based compensation expenses into its deferred preservation and inventory costs.

For the three months ended June 30, 2006 the Company’s stock-based compensation expense was approximately $424,000, which was related to stock option grants and ESPP. For the six months ended June 30, 2006 the Company’s stock-based compensation expense was approximately $687,000, of which approximately $424,000 was related to stock option grants and ESPP and $145,000 was related to executive common stock grants. These amounts were recorded as compensation expense and were subject to the Company’s normal allocation of expenses to inventory and deferred preservation costs. For the three and six months ended June 30, 2006 the Company capitalized $21,000 and $40,000, respectively, of the stock-based compensation expenses into its deferred preservation and inventory costs.

The Company did not recognize a tax benefit, or a related operating cash outflow and financing cash inflow, related to the compensation expense recorded in the three and six months ended June 30, 2007 and 2006, as the Company is currently maintaining a full valuation allowance on its deferred tax assets. See Note 6 for additional discussion of the Company’s income tax valuation.

As of June 30, 2007 there was approximately $2.0 million in total unrecognized compensation costs related to nonvested share-based compensation arrangements, before considering the effect of expected forfeitures. This expense is expected to be recognized over a weighted average period of 1.9 years. As of June 30, 2006 there was approximately $1.9 million in total unrecognized compensation costs related to nonvested share-based compensation arrangements, before considering the effect of expected forfeitures. As of June 30, 2006 this expense was expected to be recognized over a weighted average period of 2.2 years.

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenue:
Human tissue preservation services	$11,711	$10,181	$24,672	$19,520
Implantable medical devices	11,156	10,569	22,551	20,621
All other [a]	144	4	312	62

	23,011	20,754	47,535	40,203

Cost of Products and Preservation Services:
Human tissue preservation services	6,976	7,034	14,608	13,797
Implantable medical devices	1,881	2,082	3,829	4,005
All other [a]	—	—	—	—

	8,857	9,116	18,437	17,802

Gross Margin:
Human tissue preservation services	4,735	3,147	10,064	5,723
Implantable medical devices	9,275	8,487	18,722	16,616
All other [a]	144	4	312	62

	$14,154	$11,638	$29,098	$22,401

[a]	The “All other” designation includes 1) grant revenue and 2) revenues related to the licensing of the Company’s technology to a third party.

The following table summarizes net revenues by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Human tissue preservation services:
Cardiovascular tissue	$5,048	$3,788	$10,021	$7,361
Vascular tissue	5,428	4,554	11,567	8,598
Orthopaedic tissue	1,235	1,839	3,084	3,561

Total preservation services	11,711	10,181	24,672	19,520

Products:
BioGlue	10,930	10,333	22,093	20,090
Other implantable medical devices	226	236	458	531

Total products	11,156	10,569	22,551	20,621

All other [a]	144	4	312	62

	$23,011	$20,754	$47,535	$40,203

[a]	The “All other” designation includes 1) grant revenue and 2) revenues related to the licensing of the Company’s technology to a third party.

Note 14 – Commitments and Contingencies

Product Liability Claims

In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. As of July 30, 2007 the Company was aware of one pending product liability lawsuit arising out of the Company’s allograft heart valve tissue services. This lawsuit is covered by product liability insurance and is beginning the discovery stage. From time to time other product liability claims may be asserted against the Company that may result in lawsuits in future periods. It is the Company’s policy to monitor those claims.

The Company performed an analysis as of June 30, 2007 of the pending product liability lawsuit based on settlement negotiations to date and advice from counsel. As of June 30, 2007 the Company had no accrual for pending product liability lawsuits because management has concluded that a reasonable estimate of that loss or the potential range of losses cannot be made at this time. As of December 31, 2006 the Company had accrued a total of approximately $330,000 for a pending product liability lawsuit. The lawsuit to which this accrual related was settled in the first quarter of 2007. The $330,000 accrual was included as a component of accrued expenses and other current liabilities on the December 31, 2006 Consolidated Balance Sheet.

If the Company is unable to settle product liability lawsuits in which the Company is or may become a defendant, and if any such lawsuit should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company’s available liquid assets. Additionally, the Company does not have a reasonable method for estimating the amount of compensatory or punitive damages that could be assessed by a trial jury with respect to any lawsuit that it is unable to settle prior to trial, and the Company’s product liability insurance policies do not include coverage for any punitive damages. Failure by the Company to resolve the outstanding product liability claim within its ability to pay would have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

On April 1, 2007 the Company bound coverage for the 2007/2008 insurance policy year. This policy is a five-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2008 and reported during the period April 1, 2007 through March 31, 2008 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used. In July 2007 the Company retained an independent actuarial firm to perform estimates of the unreported claims as of June 30, 2007. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

•	A ceiling of $5.0 million was selected for actuarial purposes in determining the liability per claim given the uncertainty in projecting claim losses in excess of $5.0 million,

•	The future claim reporting lag time would be a blend of the Company’s experiences and industry data,

•

The frequency of unreported claims for accident years 2001 through 2007 would be lower than the Company’s experience in the 2002/2003 policy year, but higher than the Company's historical claim frequency prior to the 2002/2003 policy year,

•	The average cost per claim would be lower than the Company’s experience since the 2002/2003 policy year, but higher than the Company’s historical cost per claim prior to the 2002/2003 policy year,

•	The average cost per BioGlue claim would be consistent with the Company’s overall historical exposures until adequate historical data is available on this product line, and

•

The number of BioGlue claims per million dollars of BioGlue revenue would be 45% lower than non-BioGlue claims per million dollars of revenue. The 45% factor was selected based on BioGlue claims experience to-date and consultation with the actuary.

The Company believes that these assumptions provide a reasonable basis for the calculation of the unreported product liability loss, but accuracy of the actuarial firm’s estimates is limited by the general uncertainty that exists for any estimate of future activity due to uncertainties surrounding the assumptions used and due to Company specific conditions, the Company’s increased litigation activity following the FDA’s 2002 recall order of non-valved cardiac, vascular, and orthopaedic tissue (the “FDA Order”), the Company's low volume of pre-FDA Order historical claims, and the scarcity of industry data directly relevant to the Company's business activities. Due to these factors, actual results may differ significantly from the assumptions used and amounts accrued.

Based on the actuarial valuation performed in July 2007 as of June 30, 2007, the Company estimated that its liability for unreported product liability claims was $5.9 million as of June 30, 2007. The $5.9 million balance is included as a component of accrued expenses and other current liabilities of $3.0 million and other long-term liabilities of $2.9 million on the June 30, 2007 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $11.4 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of June 30, 2007, $2.1 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.1 million insurance recoverable is included as a component of other receivables of $1.0 million and other long-term assets of $1.1 million on the June 30, 2007 Summary Consolidated Balance Sheet. These amounts represent management's estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to June 30, 2007. Actual results may differ from this estimate.

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

Overview

During the second quarter of 2007 CryoLife, Inc.’s (“CryoLife” or the “Company”) business was characterized by strong cardiovascular, vascular, and BioGlue revenues when compared to the prior year periods. CryoLife’s orthopaedic revenues decreased as a result of the December 2006 agreement with Regeneration Technologies, Inc., described further below, as the Company shipped lesser amounts of its remaining orthopaedic tissues when compared to the prior year and the prior quarter periods. See the “Results of Operations” section below for additional analysis of the second quarter results.

Recent Events

On June 4, 2007 the Company announced that it was exercising its right to automatically convert the remaining shares of its 6% convertible preferred stock (the “Preferred Stock”) into common stock. On June 25, 2007 the Company automatically converted the remaining 278,000 shares of its Preferred Stock into 1,726,000 shares of common stock at the conversion rate of approximately 6.2189 shares of common stock per share of Preferred Stock and issued 69,000 shares of common stock to preferred shareholders to satisfy the Dividend Make–Whole Payment due to the automatic conversion. The value of the Dividend Make-Whole payment was $878,000 based on the share price of $12.71 on the date of conversion.

RTI Agreement

On December 19, 2006 the Company announced that it had entered into an exchange and service agreement, the (“RTI Agreement”), with Regeneration Technologies, Inc., and certain of its affiliates, (collectively, “RTI”), respecting procurement, processing, and distribution activities for cardiovascular and vascular tissue processed and distributed by RTI and orthopaedic tissue for the knee processed and distributed by CryoLife. In accordance with the RTI Agreement, CryoLife ceased accepting donated human orthopaedic tissue for processing commencing January 1, 2007 and began work to transition existing arrangements for recovery of human orthopaedic tissue to RTI. Likewise, on January 1, 2007 RTI ceased accepting donated human cardiovascular and vascular tissues for processing and began work to transition its arrangements for recovery of these tissues to CryoLife. Certain physical assets relating to the tissues that are the subject of the agreement may also be transferred between the parties. No cash was exchanged in the transaction. CryoLife will continue to distribute its existing orthopaedic tissue inventory, and RTI will continue to distribute its existing cardiovascular and vascular tissue inventory, through June 30, 2008. After that date CryoLife will become entitled to distribute RTI’s remaining cardiovascular and vascular tissue inventory, and RTI will become entitled to distribute CryoLife's remaining orthopaedic tissue inventory, for a fee. Under the RTI Agreement, from July 1, 2008 through December 31, 2016, except as set forth above, CryoLife has agreed not to market or solicit orders for certain human orthopaedic tissues and RTI has agreed not to market or solicit orders for human cardiac and vascular tissues. The agreement also provides for a non-exclusive license of technology from CryoLife to RTI, and contains customary provisions regarding indemnification and confidentiality.

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

Product Liability Claims: In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. As of July 30, 2007 the Company was aware of one pending product liability lawsuit arising out of the Company’s allograft heart valve tissue services. This lawsuit is covered by product liability insurance and is beginning the discovery stage. From time to time other product liability claims may be asserted against the Company that may result in lawsuits in future periods. It is the Company’s policy to monitor those claims.

The Company performed an analysis as of June 30, 2007 of the pending product liability lawsuits based on settlement negotiations to date and advice from counsel. As of June 30, 2007 the Company had no accrual for pending product liability lawsuits because management has concluded that a reasonable estimate of that loss or the potential range of losses cannot be made at this time. As of December 31, 2006 the Company had accrued a total of approximately $330,000 for a pending product liability lawsuit. The lawsuit to which this accrual related was settled in the first quarter of 2007. The $330,000 accrual was included as a component of accrued expenses and other current liabilities on the December 31, 2006 Consolidated Balance Sheet.

If the Company is unable to settle product liability lawsuits in which the Company is or may become a defendant, and if any such lawsuit should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company’s available liquid assets. Additionally, the Company does not have a reasonable method for estimating the amount of compensatory or punitive damages that could be assessed by a trial jury with respect to any lawsuit that it is unable to settle prior to trial, and the Company’s product liability insurance policies do not include coverage for any punitive damages. Failure by the Company to resolve the outstanding product liability claim within its ability to pay would have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

On April 1, 2007 the Company bound coverage for the 2007/2008 insurance policy year. This policy is a five-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2008 and reported during the period April 1, 2007 through March 31, 2008 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used. In July 2007 the Company retained an independent actuarial firm to perform estimates of the unreported claims as of June 30, 2007. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company's historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

•	A ceiling of $5.0 million was selected for actuarial purposes in determining the liability per claim given the uncertainty in projecting claim losses in excess of $5.0 million,

•	The future claim reporting lag time would be a blend of the Company’s experiences and industry data,

•

The frequency of unreported claims for accident years 2001 through 2007 would be lower than the Company’s experience in the 2002/2003 policy year, but higher than the Company’'s historical claim frequency prior to the 2002/2003 policy year,

•	The average cost per claim would be lower than the Company’s experience since the 2002/2003 policy year, but higher than the Company's historical cost per claim prior to the 2002/2003 policy year,

•	The average cost per BioGlue claim would be consistent with the Company’s overall historical exposures until adequate historical data is available on this product line, and

•

The number of BioGlue claims per million dollars of BioGlue revenue would be 45% lower than non-BioGlue claims per million dollars of revenue. The 45% factor was selected based on BioGlue claims experience to-date and consultation with the actuary.

The Company believes that these assumptions provide a reasonable basis for the calculation of the unreported product liability loss, but accuracy of the actuarial firm’s estimates is limited by the general uncertainty that exists for any estimate of future activity due to uncertainties surrounding the assumptions used and due to Company specific conditions, the Company’s increased litigation activity following the FDA’s 2002 recall order of non-valved cardiac, vascular, and orthopaedic tissue (the “FDA Order”), the Company's low volume of pre-FDA Order historical claims, and the scarcity of industry data directly relevant to the Company's business activities. Due to these factors, actual results may differ significantly from the assumptions used and amounts accrued.

Based on the actuarial valuation performed in July 2007 as of June 30, 2007, the Company estimated that its liability for unreported product liability claims was $5.9 million as of June 30, 2007. The $5.9 million balance is included as a component of accrued expenses and other current liabilities of $3.0 million and other long-term liabilities of $2.9 million on the June 30, 2007 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $11.4 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of June 30, 2007, $2.1 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.1 million insurance recoverable is included as a component of other receivables of $1.0 million and other long-term assets of $1.1 million on the June 30, 2007 Summary Consolidated Balance Sheet. These amounts represent management's estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to June 30, 2007. Actual results may differ from this estimate.

Deferred Income Taxes: Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets beginning in 2002 primarily as a result of write-downs of deferred preservation costs, accruals for product liability claims, and operating losses. These write-downs, accruals, and losses reflect reductions in revenues and additional professional fees, as a result of the FDA’s 2002 recall order of non-valved cardiac, vascular, and orthopaedic tissue (the “FDA Order”), subsequent FDA activities, and related events. The Company assesses the recoverability of its deferred tax assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”), on an annual basis and on an interim basis, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. Management provides a valuation allowance when, as a result of this analysis, management believes it is more likely than not that its deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets at December 31, 2006 the Company reviewed its historical operating results, including the reasons for its operating losses in prior years and uncertainties regarding projected future operating results. Based on the results of this analysis, at December 31, 2006 the Company determined that it was more likely than not the Company’s deferred tax assets would not be realized. Therefore, as of December 31, 2006 the Company had a total of $33.0 million in valuation allowances against deferred tax assets and a net deferred tax liability of $226,000 related to taxes in a foreign jurisdiction.

Based on the Company’s results for the six months ended June 30, 2007 and its projected results for the year ended December 31, 2007, the Company anticipates that it will utilize a portion of its net operating loss carryforwards in the 2007 income tax year to offset its taxable income. Although CryoLife is beginning to utilize its net operating loss carryforwards, the Company does not currently believe that a change in its determination of the recoverability of its deferred tax assets is warranted. CryoLife will continue to evaluate its determination in accordance with the guidance in SFAS 109, which indicates the Company’s net losses in recent years constitute significant evidence against the recoverability of its deferred tax assets that is difficult to overcome. CryoLife will reverse the remaining valuation allowance, or a portion thereof, when and if its deferred tax assets meet the SFAS 109 “more likely than not” standard for recognition. The realizability of the Company’s deferred tax assets could be limited in future periods as mandated by Internal Revenue Service Section 382.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded $2.0 million in liabilities for unrecognized tax benefits. The $2.0 million of liabilities for unrecognized tax benefits was accounted for as a decrease to the January 1, 2007 balance of retained earnings of $762,000 and a reclassification of a portion of the valuation allowances against the Company’s deferred tax assets of $1.2 million to a liability. To the extent these unrecognized tax benefits are ultimately recognized, it would not affect the annual effective income tax rate due to the existence of the valuation allowance.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Valuation of Long-lived and Intangible Assets: The Company assesses the potential impairment of its long-lived, identifiable intangible assets and related goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results,

•	Significant negative industry or economic trends,

•	Significant decline in the Company’s stock price for a sustained period, and

•	Significant decline in the Company’s market capitalization relative to net book value.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires the write-down of a long-lived asset to be held and used if the carrying value of the asset or the asset group to which the asset belongs is not recoverable. The carrying value of the asset or asset group is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. In applying SFAS 144 the Company defined the specific asset groups used to perform the cash flow analysis. The Company defined the asset groups at the lowest level possible, by identifying the cash flows from groups of assets that could be segregated from the cash flows of other assets and liabilities. Using this methodology the Company determined that its asset groups consisted of the long-lived assets related to the Company’s two reporting segments. As the Company does not segregate assets by segment the Company allocated assets to the two reporting segments based on factors including facility space and revenues. The undiscounted future cash flows related to these asset groups exceeded their carrying values as of December 31, 2006 and, therefore, management concluded that there was not an impairment of the Company’s long-lived intangible assets and tangible assets related to the tissue preservation business or medical device business. Management will continue to evaluate the recoverability of these assets in accordance with SFAS 144. For the six months ended June 30, 2007 the Company did not experience any changes that would materially affect the Company’s analysis of and recoverability of its long-lived assets.

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill resulting from business acquisitions and other intangible assets be subject to periodic impairment testing. The Company’s intangible assets consist of patents and trademarks. In addition, during 2006, the Company acquired customer lists, non-compete agreements, procurement contracts and access to the procurement of cardiovascular and vascular human tissues previously received by RTI as a result of the RTI Agreement discussed above. The Company amortizes its definite lived intangible assets over their expected useful lives using the straight-line method. As of December 31, 2006 the Company did not believe that an impairment existed related to its intangible assets that were assessed in accordance with SFAS 144. For the six months ended June 30, 2007 the Company did not experience any changes that would materially affect the Company’s analysis of and recoverability of these intangible assets.

Derivative Instruments: The terms of the Company’s first quarter of 2005 6% convertible Preferred Stock offering included a Dividend Make-Whole Payment. If the Company elected to automatically convert, or the holder elected to voluntarily convert, some or all of the Preferred Stock into common stock prior to April 1, 2008, the Company was required to make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock. The Dividend Make-Whole Payment was payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company was required to separate and account for, as an embedded derivative, the Dividend Make-Whole Payment feature of the Preferred Stock (the “Derivative”). As an embedded derivative instrument, the Dividend Make-Whole Payment feature was measured at fair value and reflected as a current liability on the Company’s Summary Consolidated Balance Sheets. Changes in the fair value of the Derivative were recognized as the line item change in valuation of derivative as non-operating income/expense on the Company’s Summary Consolidated Statements of Operations.

As discussed in Recent Events above, on June 25, 2007 the Company automatically converted the remaining shares of the Preferred Stock into common stock, thereby triggering the payment of the remaining Dividend Make-Whole payment. Through June 4, 2007 the Company had issued 132,000 shares of common stock to converting holders in satisfaction of the Dividend Make-Whole Payment. On June 25, 2007 the Company issued 69,000 shares of common stock to preferred shareholders to satisfy the Dividend Make–Whole Payment due to the automatic conversion. The value of the Dividend Make-Whole payment was $878,000 based on the share price of $12.71 on the date of conversion. The Company recorded other expense of $866,000 for the three months ended June 30, 2007 related to the automatic and voluntary conversions of the Preferred Stock to common stock. The Company recorded other expense of $821,000 for the six months ended June 30, 2007 related to the first quarter revaluation of the derivative and the automatic and voluntary conversions of the Preferred Stock to common stock. The expenses for the voluntary and automatic conversions represent the value of the Dividend Make-Whole Payments paid by the Company that exceeded the derivative liability accrued in prior periods.

At June 30, 2007 there was no remaining derivative liability as a result of the automatic conversion of the Preferred Stock to common stock.

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

Results of Operations

Revenues

(Tables in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$23,011	$20,754	$47,535	$40,203

Revenues increased 11% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Revenues increased 18% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

The increase in revenues for the three and six month periods ended June 30, 2007 was primarily due to an increase in cardiovascular and vascular preservation service revenues and BioGlue revenues, partially offset by a decrease in orthopaedic preservation service revenues as compared to the prior year periods.

A detailed discussion of the change in preservation service revenues for each of the three major tissue types processed by the Company and the change in BioGlue revenues is presented below.

Cardiovascular Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$5,048	$3,788	$10,021	$7,361
Cardiovascular revenues as a percentage of total revenue	22%	18%	21%	18%

Revenues from cardiovascular preservation services increased 33% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The 33% increase in revenues for the three months ended June 30, 2007 was primarily due to a 32% increase in unit shipments of cardiovascular tissues, which increased revenues by 29%, and an increase in average service fees, which increased revenues by 4%.

Revenues from cardiovascular preservation services increased 36% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The 36% increase in revenues for the six months ended June 30, 2007 was primarily due to a 28% increase in unit shipments of cardiovascular tissues, which increased revenues by 27%, and an increase in average service fees, which increased revenues by 9%.

The increase in cardiovascular volume for the three and six months ended June 30, 2007 was primarily due to increased shipments of pulmonary and aortic valves. The increases in cardiac shipments were a result of increased availability of tissues due to improvements in the procurement of cardiac tissues and due to strengthening demand for the Company’s tissues. The increase in average service fees for the three and six months ended June 30, 2007 was primarily due to the fee increases that went into effect in January 2007 on all cardiac tissues and in July 2006 on certain non-valved cardiac tissues.

The Company’s procurement of cardiac tissues, from which heart valves and non-valved cardiac tissues are processed, increased 4% during the three months ended June 30, 2007 as compared to the three months ended March 31, 2007. The Company’s procurement of cardiac tissues increased 31% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 and increased 28% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase in cardiac tissue procurement is partially due to an increase in the share of donated tissue supply received by CryoLife in comparison to other cardiac tissue processors and to a lesser extent due to the transition of some of the tissue procurement previously received by RTI to the Company as a result of the RTI Agreement discussed above.

The Company anticipates that cardiovascular service revenues for the remainder of 2007 will increase as compared to the second half of 2006 due in part to projected growth in cardiovascular tissue shipments during 2007 and the continuing effect of price increases that went into effect in January 2007 and July 2006. Cardiovascular tissue shipments are expected to increase during 2007, primarily as a result of recent increases in procurement and projected continuing demand for the Company’s tissues.

The Company anticipates that procurement of cardiac tissues for the remainder of 2007 will increase as compared to the second half of 2006, due in part to an increase in CryoLife’s share of tissue procurement as well as the recent transition of some of the tissue procurement previously received by RTI to the Company as a result of the RTI Agreement. The Company believes it is substantially complete in transitioning its arrangements for recovery of cardiac tissues to CryoLife from RTI. As a result, CryoLife does not anticipate transitioning a significant number of additional tissue procurement agencies to the Company as a result of the RTI Agreement

Vascular Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$5,428	$4,554	$11,567	$8,598
Vascular revenues as a percentage of total revenue	24%	22%	24%	21%

Revenues from vascular preservation services increased 19% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The 19% increase in revenues for the three months ended June 30, 2007 was primarily due to an increase in average service fees, which increased revenues by 11% and a 6% increase in unit shipments of vascular tissues, which increased revenues by 8%.

Revenues from vascular preservation services increased 35% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The 35% increase in revenues for the six months ended June 30, 2007 was primarily due to a 17% increase in unit shipments of vascular tissues, which increased revenues by 21%, and an increase in average service fees, which increased revenues by 14%.

The increase in average service fees for the three and six months ended June 30, 2007 was primarily due to the fee increases that went into effect in January 2007 on all vascular tissues. The increase in vascular volume for the three months ended June 30, 2007 was due to increases in shipments for all of the vascular tissue types that the Company preserves. The increase in vascular volume for the six months ended June 30, 2007 was primarily due to increases in shipments of saphenous veins. The increases in vascular shipments are due in part to increased availability of tissues as a result of improvements in procurement levels, coupled with a strong demand for these tissues, primarily demand for saphenous veins for use in peripheral vascular reconstruction surgeries to avoid limb amputations.

The Company’s procurement of vascular tissues increased 4% during the three months ended June 30, 2007 as compared to the three months ended March 31, 2007. The Company’s procurement of vascular tissues increased 12% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 and increased 15% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase in vascular tissue procurement is partially due to an increase in the share of donated tissue supply received by CryoLife in comparison to other vascular tissue processors and to a lesser extent due to the transition of some of the tissue procurement previously received by RTI to the Company as a result of the RTI Agreement discussed above.

The Company anticipates that vascular service revenues for the remainder of 2007 will increase as compared to the second half of 2006 due in part to the continuing effect of price increases that went into effect in January 2007 and projected growth in vascular tissue shipments during 2007, primarily as a result of recent increases in procurement and projected continuing demand for the Company’s tissues.

The Company anticipates that procurement of vascular tissues for the remainder of 2007 will increase as compared to the second half of 2006, due in part to an increase in CryoLife’s share of tissue procurement as well as the recent transition of some of the tissue procurement previously received by RTI to the Company as a result of the RTI Agreement. The Company believes it is substantially complete in transitioning its arrangements for recovery of vascular tissues to CryoLife from RTI. As a result, CryoLife does not anticipate transitioning a significant number of additional tissue procurement agencies to the Company as a result of the RTI Agreement.

Orthopaedic Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$1,235	$1,839	$3,084	$3,561
Orthopaedic revenues as a percentage of total revenue	5%	9%	6%	9%

Revenues from orthopaedic preservation services decreased 33% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The 33% decrease in revenues for the three months ended June 30, 2007 was due to a 47% decrease in unit shipments of orthopaedic tissues, which decreased revenues by 41%, partially offset by an increase in average service fees, which increased revenues by 8%.

Revenues from orthopaedic preservation services decreased 13% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The 13% decrease in revenues for the six months ended June 30, 2007 was due to a 24% decrease in unit shipments of orthopaedic tissues, which decreased revenues by 24%, partially offset by an increase in average service fees, which increased revenues by 11%.

The decrease in orthopaedic volume for the three and six months ended June 30, 2007 was primarily due to a decrease in shipments across all of the Company’s orthopaedic tissue types, primarily as a result of a limited supply of orthopaedic tissues available for shipment. The availability of orthopaedic tissues is limited due to the Company’s cessation of procuring and processing these tissues on January 1, 2007 in accordance with the RTI Agreement discussed above. The increase in average service fees for the three and six months ended June 30, 2007 is primarily due to the fee increases that went into effect in July 2006 for certain orthopaedic tissues.

Although CryoLife will continue to ship its existing orthopaedic tissues, pursuant to the RTI Agreement, through June 30, 2008, the Company anticipates that orthopaedic service revenues for the remainder of 2007 will decrease significantly compared to the same period in 2006 and compared to the first half of 2007 due to the limited tissues available for shipment as the higher demand orthopaedic tissues and sizes are exhausted from the Company’s tissue inventories, and due to the transition of the Company’s orthopaedic tissue customers to alternative suppliers.

BioGlue

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$10,930	$10,333	$22,093	$20,090
BioGlue revenues as a percentage of total revenue	47%	50%	46%	50%

Revenues from the sale of BioGlue increased 6% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase in revenues for the three months ended June 30, 2007 was due to an increase in average service fees, which increased revenues by 7%, and the favorable effect of foreign exchange, which increased revenues by 1%, partially offset by a decrease in BioGlue sales volume, which decreased revenues by 2%.

Revenues from the sale of BioGlue increased 10% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase in revenues for the six months ended June 30, 2007 was primarily due to an increase in average service fees, which increased revenues by 7%, an increase in BioGlue sales volume, which increased revenues by 2%, and the favorable effect of foreign exchange, which increased revenues by 1%.

The increase in average selling prices for the three and six months ended June 30, 2007 was primarily due to list price increases that went into effect in July 2006 and January 2007 domestically and in certain international markets.

Domestic revenues accounted for 70% and 72% of total BioGlue revenues for the three and six months ended June 30, 2007, respectively, and 72% and 74% of total BioGlue revenues for the three and six months ended June 30, 2006, respectively.

The Company anticipates that BioGlue revenues for the remainder of 2007 will continue to increase as compared to 2006 due in part to domestic price increases that went into effect on January 2007 and July 2006, and due to projected unit growth in domestic and international markets.

Other Revenues

Other revenues were $144,000 and $4,000 for the three months ended June 30, 2007 and 2006, respectively, and $312,000 and $62,000 for the six months ended June 30, 2007 and 2006, respectively. Other revenues for the three and six months ended June 30, 2007 included revenues for research grants and revenues related to the licensing of the Company’s technology to a third party. Other revenues for the three and six months ended June 30, 2006 included revenues for research grants.

Grant revenues in 2006 and 2007 are related to funding received under the U.S. Congress 2005 Defense Appropriations Conference Report, (the “2005 DOD Grant”), which included $930,000 for the development of protein hydrogel technology for use on the battlefield. The Company applied for and was awarded the full $930,000 allocated under the 2005 DOD Grant in connection with its development of BioFoam®. The Company has received advances totaling $930,000 under this grant, primarily during 2005 and 2006, and began recognizing revenues for expenses incurred related to this grant during the fourth quarter of 2005. The Company is currently involved in BioFoam animal trials funded by this grant revenue.

The U.S. Congress 2006 Defense Appropriations Conference Report, (the “2006 DOD Grant”), included approximately $2.3 million for the continued development of protein hydrogel technology for use on the battlefield. CryoLife was awarded $1.9 million under the 2006 DOD Grant and has received advances totaling $968,000 during the first quarter of 2007. Approximately $1.0 million in advances under the 2006 DOD Grant are still outstanding. The 2007 Defense Appropriations Conference Report included approximately $1.0 million for the continued development of protein hydrogel technology for use on the battlefield. CryoLife anticipates applying for funding under this bill during 2007.

The Company anticipates that other revenues for the remainder of 2007 will increase over the second half of 2006 due to continuing recognition of the Company’s licensing revenues during 2007 and an anticipated increase in recognition of the 2005 and 2006 DOD Grant revenues related to spending on BioFoam research.

Costs and Expenses

Cost of Human Tissue Preservation Services

Cost of human tissue preservation services was $7.0 million for both the three months ended June 30, 2007 and 2006, representing 60% and 69%, respectively, of total tissue preservation service revenues during such periods.

Cost of human tissue preservation services was $14.6 million for the six months ended June 30, 2007 as compared to $13.8 million for the six months ended June 30, 2006, representing 59% and 71%, respectively, of total tissue preservation service revenues during such periods.

Cost of human tissue preservation services for the three months ended June 30, 2007 and 2006 includes the write-down of $234,000 and $379,000, respectively, of certain deferred preservation costs that exceeded market value. Cost of human tissue preservation services for the six months ended June 30, 2007 and 2006 includes the write-down of $341,000 and $753,000, respectively, of certain deferred preservation costs that exceeded market value. The write-down of deferred tissue preservation costs that exceeded market value in both years was primarily related to the Company’s non-valved cardiac tissues. The Company implemented a fee increase effective in July 2006 and January 2007, in part to address these tissues, which have had costs in excess of the average service fees. The decrease of the write-down in the current year periods as compared to the prior year periods is primarily due to the effect of this fee increase on the Company’s average service fees for the affected tissue types.

During 2006 CryoLife also recorded a reduction in the value of certain of its orthopaedic tissues due to the expected unrecoverability of these costs as a result of the RTI Agreement discussed above. These write-downs were permanent impairments that created a new cost basis, which cannot be restored to its previous levels when tissues are shipped or become available for shipment. During 2007 cost of human tissue preservation services was favorably affected by shipments of orthopaedic tissue with a zero cost basis for which revenues were recognized but costs, estimated to be $164,000 and $341,000 for the three and six months ended June 30, 2007, respectively, had already been recorded in previous periods.

After considering the effect of the above items, the remaining increase in cost of human tissue preservation services for the three and six months ended June 30, 2007 is primarily due to increased tissue preservation service volume as compared to the same period in 2006. After considering the effect of the above items, the decrease in cost of tissue preservation services as a percentage of total tissue preservation service revenues is primarily due to improvements in tissue preservation margins as a result of an increase in average service fees due to fee increases in 2006 and 2007, and to a lesser extent an increase in the amount of tissues processed.

The Company anticipates that cost of human tissue preservation services as a percentage of tissue preservation service revenues will decrease for the full year of 2007 as compared to 2006 as a result of the anticipated shift in the mix of tissues shipped as the percentage of shipments of lower margin orthopaedic tissues decrease and shipments of cardiovascular and vascular tissues increase and as a result of the fee increases that went into effect in January 2007 and July 2006.

Cost of Products

Cost of products was $1.9 million and $2.1 million for the three months ended June 30, 2007 and 2006, respectively, representing 17% and 20%, respectively, of total product revenues during such periods.

Cost of products was $3.8 million and $4.0 million for the six months ended June 30, 2007 and 2006, respectively, representing 17% and 19%, respectively, of total product revenues during such periods.

The decrease in cost of products and cost of products as a percentage of total product revenues was primarily due to favorable product mix. Sales of BioGlue increased and sales of lower margin implantable medical devices decreased, and as a result, BioGlue represented a higher percentage of total products sold. In addition margins on BioGlue increased slightly due to improvements in BioGlue average selling prices as a result of the price increase which went into effect in January of 2007 and greater manufacturing throughput, which reduces the per unit cost to produce BioGlue.

The Company anticipates that cost of products will increase for the remainder of 2007 over the corresponding periods in 2006 to reflect volume increases.

General, Administrative, and Marketing Expenses

General, administrative, and marketing expenses increased 6% to $10.8 million for the three months ended June 30, 2007, compared to $10.2 million for the three months ended June 30, 2006, representing 47% and 49%, respectively, of total revenues during such periods. General, administrative, and marketing expenses for the three months ended June 30, 2007 includes a favorable adjustment to unreported product liability accruals of $490,000 and a charge for stock based compensation expenses of approximately $548,000. General, administrative, and marketing expenses for the three months ended June 30, 2006 includes a favorable adjustment to unreported product liability accruals of $800,000 and a charge for stock based compensation expenses of approximately $403,000. Excluding these items, the remaining increase in general, administrative, and marketing expenses for the three months ended June 30, 2007 was primarily due to an increase in marketing personnel costs to support revenue growth, partially offset by a decrease in insurance costs.

General, administrative, and marketing expenses increased 8% to $23.2 million for the six months ended June 30, 2007, compared to $21.6 million for the six months ended June 30, 2006, representing 49% and 54%, respectively, of total revenues during such periods. General, administrative, and marketing expenses for the six months ended June 30, 2007 includes a charge for stock based compensation expenses of approximately $923,000, an accrual of $686,000 for post retirement benefits, and a favorable adjustment for unreported product liability accruals of $505,000. General, administrative, and marketing expenses for the six months ended June 30, 2006 includes a favorable adjustment for unreported product liability accruals of $670,000 and a charge for stock based compensation expenses of approximately $647,000. Excluding these items, the remaining increase in general, administrative, and marketing expenses for the six months ended June 30, 2007 was primarily due to an increase in marketing commissions and personnel costs to support revenue growth, and an increase in professional fees, partially offset by a decrease in insurance costs.

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

Research and Development Expenses

Research and development expenses were $978,000 for the three months ended June 30, 2007, compared to $837,000 for the three months ended June 30, 2006, representing 4% of total revenues during both periods. Research and development expenses were $2.0 million for the six months ended June 30, 2007, compared to $1.7 million for the six months ended June 30, 2006, representing 4% of total revenues during both periods. The increase in research and development expenses for the three and six months ended June 30, 2007 was primarily due to spending on BioFoam research funded under the 2005 DOD Grant discussed in Other Revenues above. Research and development spending in 2007 and 2006 was primarily focused on the Company’s tissue preservation, SynerGraft®, which includes allograft and xenograft heart valves, vascular grafts and ProPatch™ Soft Tissue Repair Matrix, and Protein Hydrogel Technologies (“PHT”), which include BioGlue, BioFoam, BioDisc™, and related products.

The Company anticipates that research and development expenses will increase in 2007 when compared to 2006, primarily due to increased spending on research related to PHT, particularly BioFoam and BioDisc, as well as continuing spending on research related to SynerGraft products and tissues, and human tissue preservation. The BioFoam spending increase is expected to be due primarily to funds the Company has obtained or expects to obtain pursuant to the 2005 and 2006 Defense Appropriation Conference Report discussed in “Revenues - Other Revenues” above.

Other Costs and Expenses

Interest expense decreased to $187,000 for the three months ended June 30, 2007, compared to $188,000 for the three months ended June 30, 2006. Interest expense increased to $340,000 for the six months ended June 30, 2007, compared to $335,000 for the six months ended June 30, 2006. Interest expense for the three and six months ended June 30, 2007 included interest incurred related to the Credit Agreement, notes payable, capital leases and interest related to uncertain tax positions in accordance with FIN 48, discussed above. Interest expense for the three and six months ended June 30, 2006 included interest incurred related to the Credit Agreement, notes payable, and capital leases.

Interest income was $105,000 for the three months ended June 30, 2007, compared to $103,000 for the three months ended June 30, 2006. Interest income was $202,000 for the six months ended June 30, 2007, compared to $210,000 for the six months ended June 30, 2006. Interest income for the three and six months ended June 30, 2007 and 2006 was primarily due to interest earned on the Company’s cash, cash equivalents, and marketable securities.

The change in valuation of the Derivative was an expense of $866,000 for the three months ended June 30, 2007 as compared to $11,000 for the three months ended June 30, 2006. The change in valuation of the Derivative was an expense of $821,000 for the six months ended June 30, 2007 as compared to $67,000 for the six months ended June 30, 2006. The change in valuation of the Derivative for the three and six months ended June 30, 2007 included an expense of $866,000 for the portion of the Dividend Make-Whole Payment related to the conversions of the Preferred Stock during the second quarter of 2007 in excess of amounts accrued, as discussed in Item I, “Note 8 of the Notes to Summary of Consolidated Financial Statements.” As the Preferred Stock was fully converted to common stock as of June 30, 2007, the Company will not record additional expenses or income on the change in valuation of the Derivative during the remainder of 2007.

The Company’s income tax expense of $82,000 and $179,000 for the three and six months ended June 30, 2007, respectively, was primarily due to estimated alternative minimum tax on the Company’s taxable income for 2007 that cannot be offset by the Company’s net operating loss carryforwards and estimated foreign taxes on income of the Company’s wholly owned European subsidiary.

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

Liquidity and Capital Resources

Net Working Capital

At June 30, 2007 net working capital (current assets of $58.0 million less current liabilities of $24.6 million) was $33.4 million, with a current ratio (current assets divided by current liabilities) of 2 to 1, compared to net working capital of $26.5 million, with a current ratio of 2 to 1 at December 31, 2006.

The Company’s primary capital requirements for the six months ended June 30, 2007 arose out of general working capital needs, capital expenditures for facilities and equipment, and funding of research and development projects. The Company funded its cash requirements primarily through its operating activities, which generated cash during the period.

Overall Liquidity and Capital Resources

The Company believes that its existing cash, cash equivalents, marketable securities, and availability under the Credit Agreement will enable the Company to meet its operational liquidity needs through at least June 30, 2008.

Despite the Company’s increased revenues in the second quarter of 2007 compared to the second quarter of 2006, the Company has experienced in the first six months of 2007 and could continue to experience during the remainder of 2007 an adverse impact on revenues and cash flows due to decreases in orthopaedic revenue as a result of the RTI Agreement. Orthopaedic revenues are expected to reach minimal levels as orthopaedic tissues on hand are depleted. These lost revenues will need to be offset by anticipated increases in cardiovascular and vascular revenues at least partially derived as a result of the RTI Agreement.

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

•

Expected increases in total preservation service revenues over levels experienced in 2006 due to fee increases for certain tissues implemented in July 2006 and January 2007, to reflect the higher cost of processing these tissues, and anticipated volume increases for cardiovascular and vascular tissues, and

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

•

To a lesser degree, the Company's success at resolving the issues with the FDA regarding processing of human tissue using the SynerGraft technology (as discussed in Item 1, “Note 2 of the Notes to Summary Consolidated Financial Statements”), and

•	The Company’s success in implementing its identified strategic initiatives.

If the Company is unable to address these issues and experiences negative cash flows in the future, or if additional funding needs arise, the Company may require additional financing or seek to raise additional funds through bank facilities, debt or equity offerings, or other sources of capital to meet operating and other liquidity and capital requirements beyond June 30, 2008. Additional funds may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

On February 8, 2005 CryoLife and its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc. as lender (the “Credit Agreement”) to address some of its liquidity needs. As of June 30, 2007 the outstanding balance under the Credit Agreement was $4.5 million and the remaining borrowing availability was $10.0 million.

In January 2006 the Company engaged Piper Jaffray & Co. to assist the Company's management and Board of Directors in identifying and evaluating potential strategies to enhance shareholder value. In November 2006 the Company announced that as a result of this review, the Board of Directors has directed management to actively pursue three key strategies in addition to continuing to focus on growing its business and leveraging its strengths and expertise in its core marketplaces. These three strategies are designed to generate revenue and earnings growth: identify and evaluate acquisition opportunities of complementary product lines and companies; license Company technology to third parties for non-competing uses; and analyze and identify underperforming assets for potential sale or disposal. Management’s actions related to this Board directive are ongoing and any material acquisition of complementary product lines or companies would likely require additional debt or equity financing.

Product Liability Claims

As discussed in Item 1, “Note 14 of the Notes to Summary Consolidated Financial Statements”, as of June 30, 2007 the Company had no accrual for pending product liability lawsuits. The timing and amount of actual future payments is dependent on when and if judgments are rendered, and/or settlements are reached. Should payments be required, the Company’s portion of these monies would have to be paid from liquid assets. The Company continues to attempt to reach resolution of outstanding claims in order to minimize the potential cash payout.

If the Company is unable to settle outstanding or future claims for amounts within its ability to pay or one or more product liability claims in which the Company is or may become a defendant should be tried with a substantial verdict rendered in favor of the plaintiff(s), there can be no assurance that such verdict(s) would not exceed the Company's available liquid assets. Failure by the Company to meet required future cash payments to resolve the outstanding product liability claims would have a material adverse effect on the financial position, results of operations, and cash flows of the Company.

As discussed in Item 1, “Note 14 of the Notes to Summary Consolidated Financial Statements”, at June 30, 2007 the Company had accrued a total $5.9 million for the estimated costs of unreported product liability claims related to services performed and products sold prior to June 30, 2007 and had recorded a receivable of $2.1 million representing amounts to be paid by the Company’s insurance carriers. Further analysis indicated that the liability could be estimated to be as high as $11.4 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. The $5.9 million accrual does not represent cash set aside. The timing of future payments related to the accrual is dependent on when and if claims are asserted, judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, these monies would have to be paid from insurance proceeds and liquid assets. Since the amount accrued is based on actuarial estimates, actual amounts required could vary significantly from this estimate.

Net Cash from Operating Activities

Net cash provided by operating activities was $1.4 million for the six months ended June 30, 2007 as compared to net cash used in operating activities of $3.9 million for the six months ended June 30, 2006. The $1.4 million in current year cash provided was primarily due to net income generated by the Company during the period, partially offset by increases in deferred preservation costs, inventory, and accounts receivable.

The Company uses the indirect method to prepare its cash flow statement, and accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items that generated a book gain or loss during the period and for changes in operating assets and liabilities. For the six months ended June 30, 2007 the Company’s $2.6 million net income included non-cash items that generated favorable and unfavorable adjustments to net income. For the six months ended June 30, 2007 these adjustments included a favorable $2.2 million in depreciation and amortization, a favorable $967,000 in non-cash compensation, primarily related to SFAS 123R expense for new and existing stock options and the granting of stock awards, a favorable $821,000 for the change in valuation of derivative, primarily related to the Dividend Make-Whole Payment on Preferred Stock shares converted during the period, and a favorable $451,000 in write-downs for impairment of deferred preservation costs. The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2007 these changes included an unfavorable $4.6 million due to the buildup of deferred preservation costs and inventories for which vendors and employees have already been paid, an unfavorable $878,000 due to the timing differences between the recording of receivables and the actual receipt of cash, an unfavorable $901,000 due to the timing differences between the making of cash payments and the expensing of assets, including the prepayment of insurance policy premiums, and a favorable $700,000 due to the timing differences between the recording of accounts payable and other accruals and the actual payment of cash.

Net Cash from Investing Activities

Net cash used in investing activities was $1.7 million for the six months ended June 30, 2007, as compared to net cash provided by investing activities of $568,000 for the six months ended June 30, 2006. The $1.7 million in current year cash used was primarily due to $9.4 million in purchases of marketable securities and $414,000 in capital expenditures, partially offset by $8.2 million in sales and maturities of marketable securities.

Net Cash from Financing Activities

Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2007, as compared to cash provided of $1.0 million for the six months ended June 30, 2006. The $1.7 million in current year cash provided was primarily due to $1.9 million in proceeds from the financing of insurance policies, reduced by $587,000 in principal payments on the notes payable, and by $920,000 in proceeds from exercises of options and issuance of stock. These favorable effects were partially offset by $486,000 in payments of Preferred Stock dividends. Principal payments on debt of $288,000 were largely offset by $282,000 in borrowings on the Company’s Credit Agreement.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments are as follows (in thousands):

		Remainder of 2007
	Total		2008	2009	2010	2011	Thereafter
Operating leases	$18,616	$1,233	$2,368	$2,227	$2,119	$2,145	$8,524
Revolving line of credit	4,500		4,500	—	—	—	—
Insurance premium obligations	1,749	1,626	123	—	—	—	—
Capital lease obligations	167	26	53	53	35	—	—
Purchase commitments	622	621	1	—	—	—	—
Other obligations	615	516	45	54	—	—	—

Total contractual obligations	$26,269	$4,022	$7,090	$2,334	$2,154	$2,145	$8,524

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space rented by the Company, leases on Company vehicles, leases on housing for expatriates, and leases on a variety of office equipment.

The line of credit obligation results from the Company’s borrowing of funds under its Credit Agreement. The timing of the obligation in the above table is based on the February 7, 2008 Credit Agreement expiration date, at which time the outstanding principal balance will be due. Assuming the Company’s level of borrowings and the interest rate on the line of credit remain the same, the Company would have additional contractual obligations for interest expense and fees of $231,000 and $50,000 for the remainder of 2007 and for 2008, respectively, which are not included in the table above.

The Company’s insurance premium obligations represent installment payments related to payment plans and notes payable from the second quarter 2007 renewal and financing of certain of the Company’s insurance policies.

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

The schedule of contractual obligations above includes $1,000 related to the advance funding received under the 2005 DOD Grant and the 2006 DOD Grant. The remaining advanced funding has not been included as a specific timetable of spending has not been established and there are no current agreements or contracts in place. As of June 30, 2007 $1.7 million of deferred income was related to the 2005 and 2006 DOD grants. As of December 31, 2006 $806,000 of deferred income was related to the 2005 DOD grant.

The schedule of contractual obligations above excludes any estimated liability for unreported product liability claims and estimated FIN 48 liability because the Company cannot make a reasonably reliable estimate of the amount and period of related future payments.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2007 were $414,000 compared to $992,000 for the six months ended June 30, 2006. The Company expects that its capital expenditures for the full year of 2007 will be approximate its expenditures in 2006, which were $1.6 million. Planned capital expenditures for 2007 are primarily related to routine purchases of tissue processing, manufacturing, computer, and office equipment needed to support the Company’s business.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	The adequacy of product liability insurance to defend against lawsuits;

•	The outcome of lawsuits filed against the Company, and of the SEC investigation;

•	The impact of the FDA’s Form 483 Notices of Observation;

•	The Company’s estimated future liability for existing product liability lawsuits and for product liability claims incurred but not yet reported;

•	The Company’s competitive position, including the impact of price increases;

•	The receipt of governmental grants for BioFoam development;

•	The outcome of the Company’s regulatory applications regarding its SynerGraft process;

•	Future increases in research and development expenses;

•	Product demand and market growth;

•	The success of the RTI agreement, including anticipated cost savings;

•	Expected revenue and earnings growth from recently announced strategic agreements;

•	Expected impact of adoption of new accounting pronouncements;

•	Anticipated future revenues, taxable income, and expenses;

•	Expected seasonality trends;

•	Anticipated decreases in cash payments related to the defense and resolution of lawsuits and claims;

•	Anticipated impact of changes in interest rates;

•	Those issues most likely to impact the Company’s future financial performance and cash flows;

•	The Company’s ability to implement its strategic plans;

•	The adequacy of the Company’s financial resources and its ability to borrow under its credit facility;

•	Expected increases in revenues from cardiovascular and vascular tissue preservation services;

•	Expected decreases in revenues from orthopaedic tissue preservation services;

•	Expectations regarding completion of transitioning its arrangements for recovery of cardiac and vascular tissues to CryoLife from RTI; and

•	Other statements regarding future plans and strategies, anticipated events, or trends.

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

RISKS AND UNCERTAINTIES

The risks and uncertainties which might impact the forward-looking statements and the Company, its ability to continue as a going concern, and the trading value of its common and Preferred Stock include concerns that:

•

We have experienced operating losses and negative cash flows in the past, and we must continue to address the underlying causes in order to continue to operate profitably and generate positive cash flows,

•

If we are unable to continue to address the causes of our historical operating losses and negative cash flows, we will need to raise additional capital which may not be available on acceptable terms or at all,

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

•	We may be unable to address the concerns raised by the FDA in its Form 483 notices of observations,

•	The FDA has notified us of its belief that marketing of CryoValve® SG and CryoVein® SG require additional regulatory submissions and/or approvals,

•	Regulatory action outside of the U.S. has affected our business in the past and may also affect our business in the future,

•	Violation of government regulations could result in loss of revenues and customers as well as additional compliance expense,

•	We are the subject of an SEC investigation,

•	Our existing insurance policies may not be sufficient to cover our actual claims liability,

•	We may be unable to obtain adequate insurance at a reasonable cost, if at all,

•	Intense competition may affect our ability to operate profitably,

•	We may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and our new products and services may not achieve market acceptance,

•	Investments in new technologies or distribution rights may not be successful,

•	We may be unable to fund our Activation Control Technology,

•	Synergraft processed tissues may not demonstrate expected benefits,

•	If we are not successful in expanding our business activities in international markets, we will not be able to pursue one of our strategies for increasing our revenues,

•	We are dependent on our key personnel,

•	Extensive government regulation may adversely affect our ability to develop and sell products and services,

•	Uncertainties related to patents and protection of proprietary technology may adversely affect the value of our intellectual property,

•	Future health care reimbursement methods and policies may affect the availability, amount and timing of our revenues,

•	Rapid technological change could cause our services and products to become obsolete,

•	Trading prices for our common stock have been, and may continue to be, volatile,

•	Anti-takeover provisions may discourage or make more difficult an attempt to obtain control of Cryolife,

•

We are not likely to pay common stock dividends in the foreseeable future, and we may not be able to pay cash dividends on our capital stock due to legal and contractual restrictions and lack of liquidity,

•	We may require additional financing in order to fully realize our strategic growth strategy, and

•	Outstanding billings under our credit facility must be repaid in 2008 and we may be unable to obtain replacement financing on suitable terms, if at all.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and expense are sensitive to changes in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company’s cash and cash equivalents of $5.5 million and the interest incurred on the line of credit balance of $4.5 million as of June 30, 2007. The Company’s short-term investments in marketable securities of $5.9 million as of June 30, 2007 can also be affected by changing interest rates to the extent that these items contain variable interest rates or are subject to maturity or sale during a period of changing interest rates. A 10% adverse change in interest rates as compared to the rates experienced by the Company in the six months ended June 30, 2007, affecting the Company’s cash equivalents and short-term investments or borrowings under the Company’s Credit Agreement would not have a material impact on the Company’s financial position, results of operations, or cash flows.

Foreign Currency Exchange Rate Risk

The Company has balances, such as accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. dollar equivalent funds that the Company will receive in payment for assets or that the Company would have to pay to settle liabilities. As a result the Company could be required to record these changes as gains or losses on foreign currency translation. A 10% adverse change in foreign currency rates as compared to the rates on June 30, 2007, affecting the Company’s balances denominated in foreign currencies would not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Based upon the Company’s most recent disclosure controls evaluation as of June 30, 2007, the CEO and CFO have concluded that the Company’s disclosure controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2007 there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See “Note 14 of Notes to Summary Consolidated Financial Statements” at Part I, Item 1, “Financial Statements”, which is incorporated herein by reference.

Item 1A.	Risk Factors.

The Company’s most recent Form 10-K was filed February 22, 2007. There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K in response to Part I, Item 1A of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

The following table provides information about purchases by the Company during the quarter ended June 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
04/01/07 – 04/30/07	11,977	$9.06	—	—
05/01/07 – 05/31/07	20,067	13.13	—	—
06/01/07 – 06/30/07	734	14.21	—	—

Total	32,778	$11.67	—	—

The Company currently has no stock repurchase program, publicly announced or otherwise. The common shares shown were tendered to the Company in payment of the exercise price of outstanding options.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders was held on May 2, 2007.

(b), (c)	Management’s nominees for director were elected at the meeting by the holders of common stock. The election was uncontested.

The following table shows the results of voting:

Matter Voted Upon	Shares Voted For	Authority Withheld	Abstained
Election of Directors:
Steven G. Anderson	22,649,047	807,816	—
Thomas F. Ackerman	22,776,064	680,749	—
James S. Benson	22,773,622	683,241	—
Daniel J. Bevevino	22,775,312	681,551	—
John M. Cook	22,775,048	681,815	—
Ronald C. Elkins, M.D.	22,714,198	742,665	—
Ronald D. McCall, Esq.	22,695,339	761,524	—
Ratification of Deloitte & Touche LLP	23,343,173	47,911	65,779

Item 5.	Other information.

None.

Item 6.	Exhibits.

The exhibit index can be found below.

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003.)

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

10.1

Form of Amendment, dated May 2, 2007, to Fiscal Year 2007 Executive Incentive Plan Bonus Agreements entered into with each of Steven G. Anderson, David Ashley Lee, Gerald B. Seery, Albert E. Heacox, and David M. Fronk.

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

August 1, 2007

DATE