Form 10-Q
period 2007-09-30
CRYOLIFE INC
filed 2007-11-01
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

YES  ☐    NO  ☒

The number of shares of common stock, par value $0.01 per share, outstanding on October 26, 2007 was 27,539,845.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Preservation services	$11,347	$10,319	$36,019	$29,839
Products	10,545	9,687	33,096	30,308
Other	268	12	580	74

Total revenues	22,160	20,018	69,695	60,221
Costs and expenses:
Preservation services (Including write-downs of $214 for the three months and $667 for the nine months ended September 30, 2007 and $815 for the three months and $1,568 for the nine months ended September 30, 2006)	6,575	6,954	21,183	20,751
Products	1,615	1,576	5,444	5,581
General, administrative, and marketing	11,240	8,549	34,417	30,106
Research and development	1,098	826	3,134	2,572
Interest expense	178	169	518	504
Interest income	(158)	(94)	(360)	(304)
Change in valuation of derivative	—	44	821	111
Other (income) expense, net	(350)	4	(248)	348

Total costs and expenses	20,198	18,028	64,909	59,669

Earnings before income taxes	1,962	1,990	4,786	552
Income tax expense	55	12	234	137

Net income	$1,907	$1,978	$4,552	$415

Effect of preferred stock dividends	—	(243)	(243)	(730)

Net income (loss) applicable to common shares	$1,907	$1,735	$4,309	$(315)

Income (loss) per common share:
Basic	$0.07	$0.07	$0.17	$(0.01)

Diluted	$0.07	$0.07	$0.16	$(0.01)

Weighted average common shares outstanding:
Basic	27,501	24,847	25,998	24,804

Diluted	28,056	25,118	26,673	24,804

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,232	$4,133
Marketable securities, at market	5,936	3,965
Restricted securities	—	571
Trade receivables, net	12,931	12,553
Other receivables	1,439	1,403
Deferred preservation costs, net	25,267	19,278
Inventories	5,571	5,153
Prepaid expenses and other assets	2,560	2,329

Total current assets	61,936	49,385

Property and equipment, net	19,207	21,390
Patents, net	3,960	4,226
Trademarks and other intangibles, net	3,270	3,362
Deferred income taxes	1,244	—
Other long-term assets	1,275	1,502

TOTAL ASSETS	$90,892	$79,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,833	$2,475
Accrued compensation	2,372	2,599
Accrued procurement fees	5,232	4,734
Accrued expenses and other current liabilities	7,970	7,100
Deferred income	1,582	1,223
Derivative liability	—	235
Line of credit	4,501	4,507
Notes payable	668	—
Current maturities of capital lease obligations	42	40

Total current liabilities	25,200	22,913

Capital lease obligations, less current maturities	92	124
Deferred income taxes	1,997	200
Other long-term liabilities	4,347	4,540

Total liabilities	31,636	27,777

Shareholders’ Equity:
Preferred stock (325 issued shares in 2006)	—	3
Common stock (28,489 issued shares in 2007 and 25,813 in 2006)	285	258
Additional paid-in capital	120,521	115,678
Retained deficit	(55,630)	(59,177)
Deferred compensation	(697)	(73)
Accumulated other comprehensive income	16	160
Treasury stock at cost (949 shares in 2007 and 906 in 2006)	(5,239)	(4,761)

Total shareholders’ equity	59,256	52,088

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,892	$79,865

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Net cash from operating activities:
Net income	$4,552	$415
Adjustments to reconcile net income to net cash from operating activities:
Loss on sale or disposal of assets	127	385
Depreciation and amortization	3,349	3,646
Provision for doubtful accounts	72	72
Write-down of deferred preservation costs	667	1,568
Other non-cash adjustments	(356)	102
Non-cash compensation	1,593	853
Change in valuation of derivative	821	111
Changes in operating assets and liabilities:
Receivables	(654)	(3,997)
Income taxes	(33)	(130)
Deferred preservation costs and inventories	(7,074)	(7,522)
Prepaid expenses and other assets	(89)	(460)
Accounts payable, accrued expenses, and other liabilities	1,913	2,088

Net cash provided by (used in) operating activities	4,888	(2,869)

Net cash from investing activities:
Capital expenditures	(581)	(1,409)
Net proceeds from sale of assets	18	13
Other assets	(164)	(59)
Purchases of marketable securities	(12,331)	(12,436)
Sales and maturities of marketable securities	11,155	14,562

Net cash (used in) provided by investing activities	(1,903)	671

Net cash from financing activities:
Proceeds from debt issuance	408	585
Principal payments of debt	(414)	(428)
Payment of obligations under capital leases	(30)	(370)
Proceeds from financing of insurance policies	1,912	2,349
Principal payments on short-term notes payable	(1,244)	(1,523)
Proceeds from exercise of stock options and issuance of common stock	1,116	398
Payment of preferred stock dividends	(486)	(730)
Purchase of treasury stock	—	(50)

Net cash provided by financing activities	1,262	231

Increase (decrease) in cash and cash equivalents	4,247	(1,967)
Effect of exchange rate changes on cash	(148)	(58)
Cash and cash equivalents, beginning of period	4,133	6,631

Cash and cash equivalents, end of period	$8,232	$4,606

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2006 has been derived from audited financial statements and the accompanying unaudited summary consolidated financial statements for the periods as of and ended September 30, 2007 and 2006 have been prepared in accordance with (i) accounting principles generally accepted in the United States for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States for a complete presentation of financial statements. In the opinion of management, all adjustments (of normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Note 2 – FDA Correspondence

July 2005 483

An FDA Form 483 Notice of Observations was issued in August 2005 in connection with the FDA inspections of the Company’s facilities in July 2005. Since August 2005 the Company and FDA have corresponded regarding the observations noted and the adequacy of the Company’s responses. In September 2007 the FDA re-inspected the Company and no FDA Form 483 Notice of Observations was issued.

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

On November 3, 2003 the Company filed a 510(k) premarket notification with the FDA for the CryoValve SG. Since that filing the Company and the FDA have exchanged written correspondence and have had discussions to address the Company’s 510(k) submission. In response to the FDA’s requests for additional information, the Company has undertaken further clinical and preclinical evaluations. These evaluations were submitted to the FDA in an additional 510(k) amendment on February 20, 2007. The Company has most recently responded to the FDA’s request for additional information on September 7, 2007. The FDA may still require that additional studies be undertaken. Clearance of the 510(k) premarket notification with the FDA will be required before the Company can resume distribution of SynerGraft processed CryoValve SG’s.

Until such time as the issues surrounding SynerGraft are resolved, the Company is employing its traditional processing methods on all tissues. As of September 30, 2007 the Company had no deferred preservation costs related to SynerGraft processed tissues on its Summary Consolidated Balance Sheets.

Note 3 – Exchange and Service Agreement

On December 19, 2006 the Company announced that it had entered into the RTI Agreement, an exchange and service agreement with Regeneration Technologies, Inc., and certain of its affiliates, respecting procurement, processing, and distribution activities for cardiovascular and vascular tissue processed and distributed by RTI and orthopaedic tissue for the knee processed and distributed by CryoLife. In accordance with the RTI Agreement, CryoLife ceased accepting donated human orthopaedic tissue for processing commencing January 1, 2007 and began work to transition existing arrangements for recovery of human orthopaedic tissue to RTI. Likewise, on January 1, 2007 RTI ceased accepting donated human cardiovascular and vascular tissues for processing and began work to transition its arrangements for recovery of these tissues to CryoLife. No cash was exchanged in the transaction. CryoLife will continue to distribute its existing orthopaedic tissue inventory, and RTI will continue to distribute its existing cardiovascular and vascular tissue inventory, through June 30, 2008. After that date CryoLife will become entitled to distribute RTI’s remaining cardiovascular and vascular tissue inventory, and RTI will become entitled to distribute CryoLife’s remaining orthopaedic tissue inventory. CryoLife will pay RTI a commission with respect to any of CryoLife’s orthopaedic tissue distributed by RTI and will receive a commission from RTI with respect to any RTI cardiac tissue distributed by CryoLife. Under the RTI Agreement, from July 1, 2008 through December 31, 2016, except as set forth above, CryoLife has agreed not to market or solicit orders for certain human orthopaedic tissues and RTI has agreed not to market or solicit orders for human cardiac and vascular tissues. The agreement also provides for a non-exclusive license of technology from CryoLife to RTI, and contains customary provisions regarding indemnification and confidentiality.

As a result of the RTI Agreement, the Company recorded a net $159,000 loss during the fourth quarter of 2006, which was composed of a write-down of $2.8 million in cost of preservation services and a $2.6 million gain on exit activities. The $2.8 million write-down was due to the impairment of certain orthopaedic tissues and processing materials. The $2.6 million gain on exit activities was primarily due to a gain on the recording of intangible assets received from RTI, partially offset by several individually immaterial asset write-downs and expense accruals incurred as a result of the transaction.

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

Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Trading securities are securities that are acquired principally for the purpose of generating a profit from short-term fluctuations in price. Trading securities are stated at their fair values, with the realized and unrealized gains and losses, interest, and dividends included in investment income. Debt securities not classified as held-to-maturity or marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of income taxes, reported in a separate component of shareholders’ equity. Interest, dividends, realized gains and losses, and declines in value judged to be other than temporary are included in investment income. The cost of securities sold is based on the specific identification method.

As of September 30, 2007 $5.9 million of marketable securities were designated as available-for-sale. As of December 31, 2006 $4.0 million of marketable securities were designated as available-for-sale and $571,000 were designated as held-to-maturity. The held-to-maturity securities were designated as such due to a contractual commitment to hold the securities as pledged collateral relating to one of the Company’s product liability insurance policies, and, therefore, they were reported as restricted securities on the December 31, 2006 Consolidated Balance Sheets. During the first quarter of 2007 the restricted securities matured and were replaced with a letter of credit subfacility, as discussed in Note 7 below.

The Company’s cash equivalents include advance funding received under the U.S. Congress 2005 Defense Appropriations Conference Report (the “2005 DOD Grant”) and the U.S. Congress 2006 Defense Appropriations

Conference Report (the “2006 DOD Grant”) for the continued development of protein hydrogel technology for use on the battlefield. The advance funding is accounted for as deferred income on the Summary Consolidated Balance Sheets and is recognized as other revenue as expenses are incurred related to these grants. As of September 30, 2007 and December 31, 2006 $1.5 million and $806,000, respectively, of cash equivalents and deferred income were related to the 2005 and 2006 DOD grants.

The following is a summary of cash equivalents and marketable securities (in thousands):

	Cost Basis	Unrealized Holding Gains	Estimated Market Value
September 30, 2007 (Unaudited)
Cash equivalents:
Money market funds	$7,215	$—	$7,215
Marketable securities:
Government entity sponsored debt securities	5,928	8	5,936
December 31, 2006
Cash equivalents:
Money market funds	$2,484	$—	$2,484
Marketable securities:
Government entity sponsored debt securities	3,964	1	3,965
Restricted securities:
Government entity sponsored debt securities	571	—	571

There were no gross realized gains or losses on sales of available-for-sale securities for both the three and nine months ended September 30, 2007 and 2006. Differences between cost and market listed above, consisting of unrealized holding gains of $8,000 and $1,000 at September 30, 2007 and December 31, 2006, respectively, are included as a separate component of other comprehensive income in the shareholders’ equity section of the Summary Consolidated Balance Sheets.

At September 30, 2007 $3.0 million of the Company’s marketable securities had a maturity date within 90 days and $2.9 million had a maturity date between 90 days and one year. At December 31, 2006 all of the Company’s marketable securities had a maturity date within 90 days.

Note 5 – Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$3,174	$3,048
Work-in-process	352	479
Finished goods	2,045	1,626

Total inventories	$5,571	$5,153

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

Based on the Company’s results for the nine months ended September 30, 2007 and its projected results for the year ended December 31, 2007, the Company anticipates that it will utilize a portion of its net operating loss carryforwards in the 2007 income tax year to offset its taxable income. Although CryoLife is beginning to utilize its net operating loss carryforwards, the Company does not currently believe that a change in its determination of the recoverability of its deferred tax assets is warranted. CryoLife will continue to evaluate its determination in accordance with the guidance in SFAS 109, which indicates the Company’s net losses in recent years constitute significant evidence against the recoverability of its deferred tax assets that is difficult to overcome. CryoLife will reverse the remaining valuation allowance, or a portion thereof, when and if its deferred tax assets meet the SFAS 109 “more likely than not” standard for recognition. Also, the realizability of the Company’s deferred tax assets could be limited in future periods as mandated by Internal Revenue Service Section 382.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded $2.0 million in liabilities for unrecognized tax benefits. The $2.0 million of liabilities for unrecognized tax benefits was accounted for as a decrease to the January 1, 2007 balance of retained earnings of $762,000 and a reclassification of a portion of the valuation allowances against the Company’s deferred tax assets of $1.2 million to a liability. To the extent these unrecognized tax benefits are ultimately recognized, it would not, based on current assumptions, affect the annual effective income tax rate due to the existence of the valuation allowance.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes interest and penalties related to uncertain tax positions in other income and expense. As of September 30, 2007 the Company had approximately $330,000 of accrued interest and penalties related to uncertain tax positions.

Note 7 – Debt

On February 8, 2005 CryoLife and its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc. as lender (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate amount equal to the lesser of $15.0 million (including a letter of credit subfacility of up to an aggregate of $2.0 million) or a borrowing base determined in accordance with the terms of the Credit Agreement. Generally, the borrowing base is 20% of the appraised value of the business of CryoLife, reduced by specified lender reserves. The Credit Agreement places limitations on the amount that the Company may borrow, and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife either (i) maintain quarterly a minimum aggregate borrowing availability under the Credit Agreement, less certain payables incurred outside the Company’s historical practices, plus unrestricted cash and cash equivalents, as defined (“Availability”), of at least $12.5 million or (ii) achieve as of each quarter end a minimum level of earnings before extraordinary gains, interest, taxes, depreciation, and amortization (“EBITDA”), BioGlue gross margins of at least 70% for the preceding twelve months, as well as Availability of at least $5.0 million. In the first quarter of 2007 the Company obtained a $500,000 letter of credit subfacility relating to one of the Company’s product liability insurance policies. This reduced the Company’s aggregate borrowing capacity under the Credit Agreement to $14.5 million. While the Company expects that its aggregate borrowing capacity under the Credit Agreement will remain at $14.5 million, there can be no assurance that the capacity will remain at this level. The Credit Agreement also includes customary conditions on incurring new indebtedness and prohibits payments of cash dividends on the Company’s common stock. There is no restriction on the payment of stock dividends. Commitment fees are paid based on the unused portion of the facility. The Credit Agreement expires on February 7, 2008, at which time the outstanding principal balance will be due.

Amounts borrowed under the Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest at the bank’s prime rate plus 1%, which aggregated 8.75% as of September 30, 2007. As of September 30, 2007 the outstanding balance of the Credit Agreement was $4.5 million and the remaining borrowing availability was $10.0 million.

The Company routinely enters into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies. In the second quarter of 2007 the Company entered into two agreements to finance approximately $1.4 million and $478,000 in insurance premiums associated with the yearly renewal of certain of the Company’s insurance policies. The amounts financed accrue interest at 7.027% and are payable in equal monthly payments over a nine month and an eight month period, respectively. As of September 30, 2007 the aggregate outstanding balance under these agreements was $668,000.

In the second quarter of 2006 the Company entered into two agreements to finance approximately $1.6 million and $715,000 in insurance premiums associated with the yearly renewal of certain of the Company’s insurance policies. The amounts financed accrued interest at 6.71% and 6.7%, respectively, and were payable in equal monthly payments over a nine month and an eight month period, respectively. As of September 30, 2007 the aggregate outstanding balance under these agreements was zero.

Note 8 – Convertible Preferred Stock

On March 18 and April 19, 2005 the Company completed a public offering of 417,000 shares of 6% convertible preferred stock (the “Preferred Stock”) at a price to the public of $50.00 per share. Net proceeds from the offering, after deducting underwriting discounts and offering-related expenses, totaled approximately $19.1 million.

Dividends on the Preferred Stock were cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of January, April, July, and October, commencing July 1, 2005. Any dividends were required to be declared by the Company’s board of directors and to come from funds legally available for dividend payments. On March 13, 2007 the Company declared a dividend of $0.75 per share on its Preferred Stock. The dividend of approximately $243,000 was paid on April 2, 2007 to shareholders of record on March 22, 2007. No dividends were declared in the second or third quarter of 2007.

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

The Company was required to make additional payments for both the voluntary and automatic conversions of Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock (the “Dividend Make-Whole Payment”). The Dividend Make-Whole Payment was payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. The Dividend Make-Whole Payment is discussed further in Note 9 below.

As of September 30, 2007 there were no outstanding shares of Preferred Stock as a result of the second quarter automatic conversion of the Preferred Stock to common stock.

Note 9 – Derivative

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company was required to separate and account for the Dividend Make-Whole Payment feature of its Preferred Stock as an embedded derivative (the “Derivative”). As an embedded derivative instrument, the Dividend Make-Whole Payment feature was measured at fair value and reflected as a current liability on the Company’s Summary Consolidated Balance Sheets. Changes in the fair value of the Derivative were recognized in the line item change in valuation of derivative as a non-operating income/expense on the Company’s Summary Consolidated Statements of Operations.

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

As discussed in Note 8 above, on June 25, 2007 the Company automatically converted the remaining shares of the Preferred Stock into common stock, thereby triggering the payment of the remaining Dividend Make-Whole Payment. Through June 4, 2007 the Company had issued 132,000 shares of common stock to converting holders in satisfaction of the Dividend Make-Whole Payment. The value of voluntary conversions during the nine months ended September 30, 2007 was $178,000 based on the share prices on the respective dates of conversion. On June 25, 2007 the Company issued 69,000 shares of common stock to preferred shareholders to satisfy the Dividend Make–Whole Payment due to the automatic conversion. The value of the Dividend Make-Whole Payment was $878,000 based on the share price of $12.71 on the date of conversion.

The Company recorded other expense totaling $821,000 for the nine months ended September 30, 2007 related to the first quarter revaluation of the Derivative and the second quarter automatic and voluntary conversions of the Preferred Stock to common stock. The 2007 expenses for the voluntary and automatic conversions represent the value of the Dividend Make-Whole Payments paid by the Company that exceeded the derivative liability accrued in prior periods.

The Company recorded other expense of $44,000 and $111,000 for the three and nine months ended September 30, 2006, respectively, related to the quarterly revaluations of the Derivative.

At September 30, 2007 there was no remaining derivative liability as a result of the second quarter automatic conversion of the Preferred Stock to common stock.

Note 10 – Comprehensive Income

The following is a summary of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net income	$1,907	$1,978	$4,552	$415
Unrealized gain on investments	11	1	7	3
Translation adjustment	(93)	(16)	(151)	(38)

Comprehensive income	$1,825	$1,963	$4,408	$380

The tax effect on both the unrealized gain and the translation adjustment is zero for each period presented.

Components of accumulated other comprehensive income consists of the following (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Unrealized gain on investments	$8	$1
Translation adjustment	8	159

Total accumulated other comprehensive income	$16	$160

Note 11 – Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share data). The net income for the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 is adjusted by the effect of the Company’s cumulative, convertible Preferred Stock to arrive at net income (loss) applicable to common shares in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). The Company also considers, as applicable, the effect of its Preferred Stock, as discussed in Note 8, the Derivative, as discussed in Note 9, and common stock options, as discussed in Note 12, in the calculation of diluted weighted-average shares below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Numerator for basic income per common share:
Net income	$1,907	$1,978	$4,552	$415
Effect of preferred stock [a]	—	(243)	(243)	(730)

Net income (loss) applicable to common shares	$1,907	$1,735	$4,309	$(315)

Denominator for basic income (loss) per common share:
Basic weighted-average common shares	27,501	24,847	25,998	24,804

Basic income (loss) per common share	$0.07	$0.07	$0.17	$(0.01)

Numerator for diluted income per common share:
Net income	$1,907	$1,978	$4,552	$415
Effect of preferred stock [b]	—	(243)	(243)	(730)
Effect of stock options [c]	—	—	—	—

Net income (loss) applicable to common shares	$1,907	$1,735	$4,309	$(315)

Denominator for diluted income (loss) per common share:
Basic weighted-average common shares	27,501	24,847	25,998	24,804
Effect of dilutive convertible preferred stock [b]	—	—	—	—
Effect of dilutive stock options [c]	555	271	675	—

Adjusted weighted-average common shares	28,056	25,118	26,673	24,804

Diluted income (loss) per common share	$0.07	$0.07	$0.16	$(0.01)

[a]

The amount of the accumulated dividend on Preferred Stock decreased the net income applicable to common shares by $243,000 for the nine months ended September 30, 2007. The amount of the accumulated dividend on Preferred Stock decreased the net income applicable to common shares by $243,000 for the three months ended September 30, 2006. The amount of the accumulated dividend on Preferred Stock offset the Company’s net income and resulted in a net loss applicable to common shares with a total unfavorable effect of $730,000 for the nine months ended September 30, 2006.

[b]

The amount of the accumulated dividend on the Preferred Stock decreased the net income applicable to common shares by $243,000 for the nine months ended September 30, 2007. The adjustment for the Dividend Make-Whole Payment for conversions during the period and the adjustment for the quarterly revaluation of the derivative liability would have instead increased net income applicable to common shareholders by $821,000 for the nine months ended September 30, 2007. The common shares that would have been issued to shareholders at the beginning of the period for the conversion of the remaining Preferred Stock and in payment of the remaining Dividend Make-Whole Payment would have increased the weighted-average shares by 1.3 million for the nine months ended September 30, 2007. These adjustments were excluded from the calculation above, as they were anti-dilutive pursuant to the provisions of SFAS 128.

The amount of the accumulated dividend on Preferred Stock decreased the net income applicable to common shares by $243,000 for the three months ended September 30, 2006. The amount of the accumulated dividend on Preferred Stock offset the Company’s net income and resulted in a net loss applicable to common shares with a total unfavorable effect of $730,000 for the nine months ended September 30, 2006. The adjustment for the quarterly revaluation of the derivative liability, would have instead increased the net income applicable to common shareholders by $44,000 and $111,000 for the three and nine months ended September 30, 2006, respectively, and the common shares that would be issued to shareholders upon conversion of the remaining Preferred Stock and in payment of the remaining Dividend Make-Whole Payment would have increased the weighted-average shares by 2.3 million for both the three and nine months ended September 30, 2006. These adjustments were excluded from the calculation above, as they were anti-dilutive pursuant to the provisions of SFAS 128.

[c]

Outstanding options to purchase the Company’s common stock resulted in 555,000 and 675,000 additional dilutive common shares for the three and nine months ended September 30, 2007, respectively. Outstanding options to purchase the Company’s common stock resulted in 271,000 additional dilutive common shares for the three months ended September 30, 2006. Outstanding options to purchase the Company’s common stock that would have resulted in additional dilutive common shares of 211,000 for the nine months ended September 30, 2006 were excluded from the calculation, as these items were anti-dilutive pursuant to the provisions of SFAS 128.

In future periods the basic and diluted earnings per common share are expected to be affected by stock option transactions including the exercise of stock options and the issuance of additional stock options as well as fluctuations in the fair value of the Company’s common stock.

Note 12 – Stock Compensation

The Company has stock option and stock incentive plans that provide for grants to employees and directors of shares and options to purchase shares of Company common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company maintains a shareholder approved Employee Stock Purchase Plan (the “ESPP”) for the benefit of its employees. The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Pursuant to the adoption of SFAS 123 Revised, “Share-Based Payment” (“SFAS 123R”), both the Company’s 15% discount on ESPP stock purchases and the look back portion of ESPP stock purchases are considered components of stock compensation and must be expensed in the Company’s financial statements. The look back portion of the Company’s ESPP constitutes an option and, as such, the expense is determined by performing a valuation as discussed below.

Stock Grants

In July of 2007 the Company’s Board of Directors authorized the grant of stock to certain Company executives. The stock grants totaled 20,000 shares of common stock, which were valued at $186,000 based on the stock prices of $9.26 and $9.28 on the respective grant dates. The value of these stock grants will be recorded as stock compensation expense over the three-year vesting periods. The Company recorded $5,000 in compensation expense related to these stock grants during the three and nine months ended September 30, 2007.

In May 2007 the Company’s Board of Directors authorized grants of stock to non-employee Directors. The stock grant totaled 37,500 shares of common stock, which was valued at $495,000 based on the stock price of $13.21 on the date of grant. A second stock grant was issued to a non-employee Director of 1,000 shares of common stock, which was valued at $15,000 based on the stock price $14.10 on the date of grant. The value of these stock grants will be recorded as stock compensation expense over the one-year vesting period. The Company recorded $127,000 and $211,000, respectively, in compensation expense related to these stock grants during both the three and nine months ended September 30, 2007.

In February 2007 the Company’s Board of Directors authorized the grant of stock to certain Company executives. The stock grants totaled 29,000 shares of common stock, which was valued at $265,000 based on the stock price of $9.02 on the date of grant. The value of this stock grant will be recorded as stock compensation expense over the three-year vesting period. The Company recorded $19,000 and $47,000 in compensation expense related to these stock grants during the three and nine months ended September 30, 2007, respectively.

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

In August 2006 the Company’s Board of Directors authorized the grant of stock to its non-employee directors. The stock grants of 2,500 shares of common stock per non-employee director were valued at a total of $109,000 based on the stock price of $5.47 on the date of grant. The value of this stock grant was recorded as compensation expense over the 12-month vesting period. The Company also made cash payments totaling $38,000 to the non-employee directors to partially offset each individual’s income tax liability as a result of the stock grant. The Company recorded $14,000 and $73,000 in compensation expense related to these stock grants during the three and nine months ended September 30, 2007, respectively. As of September 30, 2007 these stock grants were fully vested.

In February 2006 the Company’s Board of Directors authorized the grant of unrestricted stock to recognize the performance of certain Company executives. The stock grants totaled 34,000 shares of common stock, which were valued at $145,000 based on the stock price of $4.25 on the date of grant. The Company purchased $50,000 of Company stock from employees, based on the closing price on the New York Stock Exchange on the day the stock was transferred to the Company, to pay employee federal and state withholding taxes related to these stock grants. The Company recorded the $145,000 in compensation expense related to these stock grants during the first quarter of 2006.

Stock Options

In July 2007 the Company’s Compensation Committee authorized a stock option grant to certain Company executives. The stock options were granted from the 2004 Employee Stock Incentive Plan with a three-year vesting period and a seven-year term. The options granted totaled 110,000 shares with exercise prices of $9.06 and $9.26.

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

The following weighted-average assumptions were used to determine the fair value of options under SFAS 123R:

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Stock Options	ESPP Options	Stock Options	ESPP Options
	(Unaudited)		(Unaudited)
Expected stock price volatility	.600	.625	.600	.492
Risk-free interest rate	4.25%	4.55%	4.62%	4.85%
Expected life of options	3.3 Years	.24 Years	3.4 Years	.24 Years

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Stock Options	ESPP Options	Stock Options	ESPP Options
	(Unaudited)		(Unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	.650	.315	.650	.441
Risk-free interest rate	5.00%	4.69%	4.80%	4.34%
Expected life of options	4.0 Years	.24 Years	4.1 Years	.24 Years

For the three months ended September 30, 2007 the Company’s stock based compensation expense was $626,000, of which approximately $221,000 was related to employee performance incentives expected to be paid during 2008, $240,000 was related to stock option grants and ESPP, and $165,000 was related to current and prior period common stock grants. For the nine months ended September 30, 2007 the Company’s stock based compensation expense was $1.6 million of which approximately $624,000 was related to employee performance incentives expected to be paid during 2008, $632,000 was related to stock option grants and ESPP, and $337,000 was related to current and prior period common stock grants. These amounts were recorded as compensation expense and were subject to the Company’s normal allocation of expenses to inventory and deferred preservation costs. For the three and nine months ended September 30, 2007 the Company capitalized $25,000 and $69,000, respectively, of the stock-based compensation expenses into its deferred preservation and inventory costs.

For the three months ended September 30, 2006 the Company’s stock-based compensation expense was approximately $165,000, of which $156,000 was related to stock option grants and ESPP and $9,000 was related to common stock grants. For the nine months ended September 30, 2006 the Company’s stock-based compensation expense was approximately $852,000, of which approximately $698,000 was related to stock option grants and ESPP and $154,000 was related to executive common stock grants. These amounts were recorded as compensation expense and were subject to the Company’s normal allocation of expenses to inventory and deferred preservation costs. For the three and nine months ended September 30, 2006 the Company capitalized $19,000 and $59,000, respectively, of the stock-based compensation expenses into its deferred preservation and inventory costs.

The Company did not recognize a tax benefit, or a related operating cash outflow and financing cash inflow, related to the compensation expense recorded in the three and nine months ended September 30, 2007 and 2006, as the Company is currently maintaining a full valuation allowance on its deferred tax assets. See Note 6 for additional discussion of the Company’s income tax valuation.

As of September 30, 2007 there was approximately $2.0 million in total unrecognized compensation costs related to nonvested share-based compensation arrangements, before considering the effect of expected forfeitures. This expense is expected to be recognized over a weighted average period of 1.8 years. As of September 30, 2006 there was approximately $2.3 million in total unrecognized compensation costs related to nonvested share-based compensation arrangements, before considering the effect of expected forfeitures. As of September 30, 2006 this expense was expected to be recognized over a weighted average period of 2.2 years.

Note 13 – Segment Information

The Company has two reportable segments organized according to its products and services: Preservation Services and Implantable Medical Devices.

The Preservation Services segment includes external services revenue from cryopreservation of cardiac and vascular tissues, and from shipments of previously cryopreserved orthopaedic allograft tissues. The Implantable Medical Devices segment includes external revenue from product sales of BioGlue and bioprosthetic devices, including stentless porcine heart valves and SynerGraft processed bovine vascular grafts, and from the distribution of CardioWrap, a bioresorbable thin film sheet used to replace the pericardium in cardiac reconstruction and other cardiac surgeries in which the patient may face re-operation within six months. There are no intersegment revenues.

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenue:
Preservation services	$11,347	$10,319	$36,019	$29,839
Implantable medical devices	10,545	9,687	33,096	30,308
All other [a]	268	12	580	74

	22,160	20,018	69,695	60,221

Cost of Products and Preservation Services:
Preservation services	6,575	6,954	21,183	20,751
Implantable medical devices	1,615	1,576	5,444	5,581
All other [a]	—	—	—	—

	8,190	8,530	26,627	26,332

Gross Margin:
Preservation services	4,772	3,365	14,836	9,088
Implantable medical devices	8,930	8,111	27,652	24,727
All other [a]	268	12	580	74

	$13,970	$11,488	$43,068	$33,889

[a]	The “All other” designation includes 1) grant revenue and 2) revenues related to the licensing of the Company’s technology to a third party.

The following table summarizes net revenues by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Preservation services:
Cardiovascular tissue	$5,566	$4,189	$15,587	$11,550
Vascular tissue	5,215	4,468	16,782	13,066
Orthopaedic tissue	566	1,662	3,650	5,223

Total preservation services	11,347	10,319	36,019	29,839

Products:
BioGlue	10,280	9,444	32,373	29,534
Other implantable medical devices	265	243	723	774

Total products	10,545	9,687	33,096	30,308

All other [a]	268	12	580	74

	$22,160	$20,018	$69,695	$60,221

[a]	The “All other” designation includes 1) grant revenue and 2) revenues related to the licensing of the Company’s technology to a third party.

Note 14 – Commitments and Contingencies

Product Liability Claims

In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. As of October 30, 2007 one product liability lawsuit was pending against the Company arising out of the Company’s allograft heart valve tissue services. This lawsuit is covered by product liability insurance and is in the early stages of discovery. Other product liability claims have been asserted against the Company that may result in lawsuits in future periods.

The Company performed an analysis as of September 30, 2007 of the pending product liability lawsuit and other claims based on settlement negotiations to date and advice from counsel. As of September 30, 2007 the Company had accrued a total of approximately $330,000 for the pending product liability lawsuit and other claims. The $330,000 accrual was included as a component of accrued expenses and other current liabilities on the September 30, 2007 Consolidated Balance Sheet. As of December 31, 2006 the Company had accrued a total of approximately $330,000 for a pending product liability lawsuit. The lawsuit to which this accrual related was settled in the first quarter of 2007. The $330,000 accrual was included as a component of accrued expenses and other current liabilities on the December 31, 2006 Consolidated Balance Sheet.

On April 1, 2007 the Company bound coverage for the 2007/2008 insurance policy year. This policy is a five-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2008 and reported during the period April 1, 2007 through March 31, 2008 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used. In July 2007 the Company retained an independent actuarial firm to perform estimates of the unreported claims as of June 30, 2007 and December 31, 2007. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

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

•

The number of BioGlue claims per million dollars of BioGlue revenue would be 45% lower than non-BioGlue claims per million dollars of revenue. The 45% factor was selected based on BioGlue claims experience to date and consultation with the actuary.

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

Based on the actuarial valuation performed in July 2007 as of June 30, 2007 and December 31, 2007, the Company estimated that its liability for unreported product liability claims was $5.9 million as of June 30, 2007 and would be $6.5 million as of December 31, 2007. In accordance with Emerging Issues Task Force Issue 03-8, the Company has accrued a prorated amount of $6.2 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to September 30, 2007. The $6.2 million balance is included as a component of accrued expenses and other current liabilities of $3.1 million and other long-term liabilities of $3.1 million on the September 30, 2007 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $11.8 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that, as of September 30, 2007, $2.2 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.2 million insurance recoverable is included as a component of other receivables of $1.1 million and other long-term assets of $1.1 million on the September 30, 2007 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to September 30, 2007. Actual results may differ from this estimate.

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

SEC Investigation

During the third quarter of 2002, the Company became the subject of an SEC investigation that related to the Company’s public disclosure with respect to an FDA-mandated recall of certain tissue processed by the Company. CryoLife has cooperated with this investigation and intends to continue doing so. As of the date hereof, the SEC has had no discussions with CryoLife as to whether the SEC will seek relief against CryoLife, or the nature of any relief that may be sought with respect to the matters that were the subject of the investigation. The SEC has made no inquiry of the Company regarding the matters that were the subject of the investigation for over a year, and the Company has no knowledge of the current status of the investigation. At present, CryoLife is unable to predict the ultimate focus of the investigation, the outcome of the investigation or when the investigation will be completed. An unfavorable outcome could have a material adverse effect on CryoLife’s reputation, business, financial position, results of operations and cash flows.

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

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife” or the “Company”) develops and commercializes biomaterials, implantable medical devices and preserves and distributes human tissues for cardiovascular and vascular transplant applications. Our biomaterials and implantable devices include BioGlue® Surgical Adhesive, porcine heart valves and vascular grafts of bovine tissue processed using our proprietary SynerGraft® technology. The quarter ended September 30, 2007 was characterized by continuing strong cardiovascular, vascular, and BioGlue revenues when compared to the prior year periods. CryoLife’s orthopaedic revenues decreased as a result of the December 2006 agreement with Regeneration Technologies, Inc., described further below, as the Company shipped lesser amounts of its remaining orthopaedic tissues when compared to the prior year and the prior quarter periods. See the “Results of Operations” section below for additional analysis of the third quarter results.

Recent Events

Preferred Stock

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

RTI Agreement

On December 19, 2006 the Company announced that it had entered into an exchange and service agreement (the “RTI Agreement”) with Regeneration Technologies, Inc., and certain of its affiliates, (collectively, “RTI”), respecting procurement, processing, and distribution activities for cardiovascular and vascular tissue processed and distributed by RTI and orthopaedic tissue for the knee processed and distributed by CryoLife. In accordance with the RTI Agreement, CryoLife ceased accepting donated human orthopaedic tissue for processing commencing January 1, 2007 and began work to transition existing arrangements for recovery of human orthopaedic tissue to RTI. Likewise, on January 1, 2007 RTI ceased accepting donated human cardiovascular and vascular tissues for processing and began work to transition its arrangements for recovery of these tissues to CryoLife. No cash was exchanged in the transaction. CryoLife will continue to distribute its existing orthopaedic tissue inventory, and RTI will continue to distribute its existing cardiovascular and vascular tissue inventory, through June 30, 2008. After that date CryoLife will become entitled to distribute RTI’s remaining cardiovascular and vascular tissue inventory, and RTI will become entitled to distribute CryoLife’s remaining orthopaedic tissue inventory. CryoLife will pay RTI a commission with respect to any of CryoLife’s orthopaedic tissue distributed by RTI and will receive a commission from RTI with respect to any RTI cardiac tissue distributed by CryoLife. Under the RTI Agreement, from July 1, 2008 through December 31, 2016, except as set forth above, CryoLife has agreed not to market or solicit orders for certain human orthopaedic tissues and RTI has agreed not to market or solicit orders for human cardiac and vascular tissues. The agreement also provides for a non-exclusive license of technology from CryoLife to RTI, and contains customary provisions regarding indemnification and confidentiality.

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

Product Liability Claims: In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. As of October 30, 2007 one product liability lawsuit was pending against the Company arising out of the Company’s allograft heart valve tissue services. This lawsuit is covered by product liability insurance and is in the early stages of discovery. Other product liability claims have been asserted against the Company that may result in lawsuits in future periods.

The Company performed an analysis as of September 30, 2007 of the pending product liability lawsuit and other claims based on settlement negotiations to date and advice from counsel. As of September 30, 2007 the Company had accrued a total of approximately $330,000 for the pending product liability lawsuit and other claims. The $330,000 accrual was included as a component of accrued expenses and other current liabilities on the September 30, 2007 Consolidated Balance Sheet. As of December 31, 2006 the Company had accrued a total of approximately $330,000 for a pending product liability lawsuit. The lawsuit to which this accrual related was settled in the first quarter of 2007. The $330,000 accrual was included as a component of accrued expenses and other current liabilities on the December 31, 2006 Consolidated Balance Sheet.

On April 1, 2007 the Company bound coverage for the 2007/2008 insurance policy year. This policy is a five-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2008 and reported during the period April 1, 2007 through March 31, 2008 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used. In July 2007 the Company retained an independent actuarial firm to perform estimates of the unreported claims as of June 30, 2007 and December 31, 2007. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

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

Based on the actuarial valuation performed in July 2007 as of June 30, 2007 and December 31, 2007, the Company estimated that its liability for unreported product liability claims was $5.9 million as of June 30, 2007 and would be $6.5 million as of December 31, 2007. In accordance with Emerging Issues Task Force Issue 03-8, the Company has accrued a prorated amount of $6.2 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to September 30, 2007. The $6.2 million balance is included as a component of accrued expenses and other current liabilities of $3.1 million and other long-term liabilities of $3.1 million on the September 30, 2007 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $11.8 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of September 30, 2007, $2.2 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.2 million insurance recoverable is included as a component of other receivables of $1.1 million and other long-term assets of $1.1 million on the September 30, 2007 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to September 30, 2007. Actual results may differ from this estimate.

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

The Company regularly evaluates its deferred preservation costs to determine if the costs are appropriately recorded at the lower of cost or market value and to determine if there are any impairments to the book value of the Company’s deferred preservation costs. CryoLife records a charge to cost of preservation services to write-down the amount of deferred preservation costs that are not deemed to be recoverable. These write-downs are permanent impairments that create a new cost basis, which cannot be restored to its previous levels when tissues are shipped or become available for shipment.

The Company recorded write-downs of $348,000 for the nine months ended September 30, 2007 for the value of certain deferred preservation costs that exceeded market value. The amount of these write-downs are primarily due to excess current period tissue processing costs that exceeded market value based on recent average service fees. Actual results may differ from these estimates.

The Company recorded write-downs of $319,000 for the nine months ended September 30, 2007 due to the impairment of certain vascular and orthopaedic tissues. The tissues were impaired in the period that the Company determined that the tissues were not expected to ship prior to the expiration date of the tissue’s packaging.

As of September 30, 2007 deferred preservation costs consisted of $7.1 million for allograft heart valve tissues, $1.9 million for non-valved cardiac tissues, $15.9 million for vascular tissues, and $355,000 for orthopaedic tissues.

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

Based on the Company’s results for the nine months ended September 30, 2007 and its projected results for the year ended December 31, 2007, the Company anticipates that it will utilize a portion of its net operating loss carryforwards in the 2007 income tax year to offset its taxable income. Although CryoLife is beginning to utilize its net operating loss carryforwards, the Company does not currently believe that a change in its determination of the recoverability of its deferred tax assets is warranted. CryoLife will continue to evaluate its determination in accordance with the guidance in SFAS 109, which indicates the Company’s net losses in recent years constitute significant evidence against the recoverability of its deferred tax assets that is difficult to overcome. CryoLife will reverse the remaining valuation allowance, or a portion thereof, when and if its deferred tax assets meet the SFAS 109 “more likely than not” standard for recognition. Also, the realizability of the Company’s deferred tax assets could be limited in future periods as mandated by Internal Revenue Service Section 382.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires the write-down of a long-lived asset to be held and used if the carrying value of the asset or the asset group to which the asset belongs is not recoverable. The carrying value of the asset or asset group is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. In applying SFAS 144 the Company defined the specific asset groups used to perform the cash flow analysis. The Company defined the asset groups at the lowest level possible, by identifying the cash flows from groups of assets that could be segregated from the cash flows of other assets and liabilities. Using this methodology the Company determined that its asset groups consisted of the long-lived assets related to the Company’s two reporting segments. As the Company does not segregate assets by segment, the Company allocated assets to the two reporting segments based on factors including facility space and revenues. The undiscounted future cash flows related to these asset groups exceeded their carrying values as of December 31, 2006 and, therefore, management concluded that there was not an impairment of the Company’s long-lived intangible assets and tangible assets related to the tissue preservation business or medical device business. Management will continue to evaluate the recoverability of these assets in accordance with SFAS 144. For the nine months ended September 30, 2007 the Company did not experience any changes that would materially affect the Company’s analysis of and recoverability of its long-lived assets.

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill resulting from business acquisitions and other nonamortizing intangible assets be subject to periodic impairment testing. The Company’s intangible assets consist of patents and trademarks. In addition, during 2006, the Company acquired customer lists, non-compete agreements, procurement contracts and access to the procurement of cardiovascular and vascular human tissues previously received by RTI as a result of the RTI Agreement discussed above. The Company amortizes its definite lived intangible assets over their expected useful lives using the straight-line method. As of December 31, 2006 the Company did not believe that an impairment existed related to its nonamortizing intangible assets. For the nine months ended September 30, 2007 the Company did not experience any changes that would materially affect the Company’s analysis of and recoverability of these nonamortizing intangible assets.

Derivative Instruments: The terms of the Company’s 6% convertible Preferred Stock included a Dividend Make-Whole Payment. If the Company elected to automatically convert, or the holder elected to voluntarily convert, some or all of the Preferred Stock into common stock prior to April 1, 2008, the Company was required to make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock, (the “Dividend Make-Whole Payment”). The Dividend Make-Whole Payment was payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company was required to separate and account for, as an embedded derivative, the Dividend Make-Whole Payment feature of the Preferred Stock (the “Derivative”). As an embedded derivative instrument, the Dividend Make-Whole Payment feature was measured at fair value and reflected as a current liability on the Company’s Summary Consolidated Balance Sheets. Changes in the fair value of the Derivative were recognized as the line item change in valuation of derivative as non-operating income/expense on the Company’s Summary Consolidated Statements of Operations.

As discussed above, on June 25, 2007 the Company automatically converted the remaining shares of the Preferred Stock into common stock, thereby triggering the payment of the remaining Dividend Make-Whole payment. Through June 4, 2007 the Company had issued 132,000 shares of common stock to converting holders in satisfaction of the Dividend Make-Whole Payment. On June 25, 2007 the Company issued 69,000 shares of common stock to preferred shareholders to satisfy the Dividend Make–Whole Payment due to the automatic conversion. The value of the Dividend Make-Whole payment was $878,000 based on the share price of $12.71 on the date of conversion. The Company recorded other expense of $821,000 for the nine months ended September 30, 2007 related to the first quarter revaluation of the derivative and the second quarter automatic and voluntary conversions of the Preferred Stock to common stock. The expenses for the voluntary and automatic conversions represent the value of the Dividend Make-Whole Payments paid by the Company that exceeded the derivative liability accrued in prior periods.

At September 30, 2007 there was no remaining derivative liability as a result of the second quarter automatic conversion of the Preferred Stock to common stock.

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

Results of Operations

Revenues

(Tables in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$22,160	$20,018	$69,695	$60,221

Revenues increased 11% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Revenues increased 16% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

The increase in revenues for the three and nine month periods ended September 30, 2007 was primarily due to an increase in cardiovascular and vascular preservation services revenues and BioGlue revenues, partially offset by a decrease in orthopaedic preservation services revenues as compared to the prior year periods.

A detailed discussion of the change in preservation services revenues for each of the three major tissue types distributed by the Company and the change in BioGlue revenues is presented below.

Cardiovascular Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$5,566	$4,189	$15,587	$11,550
Cardiovascular revenues as a percentage of total revenue	25%	21%	22%	19%

Revenues from cardiovascular preservation services increased 33% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The 33% increase in revenues for the three months ended September 30, 2007 was primarily due to a 30% increase in unit shipments of cardiovascular tissues, which increased revenues by 21%, and an increase in average service fees, which increased revenues by 12%.

Revenues from cardiovascular preservation services increased 35% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The 35% increase in revenues for the nine months ended September 30, 2007 was primarily due to a 29% increase in unit shipments of cardiovascular tissues, which increased revenues by 24%, and an increase in average service fees, which increased revenues by 11%.

The increase in cardiovascular volume for the three months ended September 30, 2007 was primarily due to increased shipments of non-valved cardiac tissues. Non-valved cardiac tissues are primarily used in pediatric cardiac reconstructions, which peak during the summer months. The increase in cardiovascular volume for the nine months ended September 30, 2007 was primarily due to increased shipments of pulmonary and aortic valves. The increases in cardiac shipments were a result of increased availability of tissues due to improvements in the procurement of cardiac tissues and due to strengthening demand for the Company’s tissues. The increase in average service fees for the three and nine months ended September 30, 2007 was primarily due to fee increases that went into effect in January 2007 and July 2006, and due to the routine expiration or renegotiation of pricing contracts with certain customers.

The Company’s procurement of cardiac tissues, from which heart valves and non-valved cardiovascular tissues are processed, increased 8% during the three months ended September 30, 2007 as compared to the three months ended June 30, 2007. The Company’s procurement of cardiac tissues increased 30% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 and increased 29% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase in cardiac tissue procurement is primarily due to an increase in the share of the donated tissue supply received by CryoLife in comparison to all other cardiac tissue processors, which was due in part to the RTI Agreement.

The Company anticipates that cardiovascular preservation services revenues for the full year of 2007 will exceed the full year of 2006 due in part to growth in cardiovascular tissue shipments, primarily a result of recent increases in procurement and demand for the Company’s tissues, and the continuing favorable effect of price increases and expiring or renegotiated pricing contracts on average service fees.

The Company anticipates that procurement of cardiac tissues for the full year of 2007 will exceed the full year of 2006, due to an increase in the share of the donated tissue supply received by CryoLife in comparison to all other cardiac tissue processors.

As discussed in Part I, Item 1, “Note 2 of the Notes to Summary Consolidated Financial Statements”, the Company has filed a 510(k) premarket notification with the FDA for the CryoValve SG. If the Company obtains clearance of its 510(k) notification with the FDA, the Company expects that it could experience an increase in its revenues as a result of shipments of the CryoValve SG, which are expected to have a premium fee over the standard processed CryoValve. However, there are no guarantees that approval will be granted by the FDA or that shipments or pricing of the CryoValve SG will occur at a material level.

Vascular Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$5,215	$4,468	$16,782	$13,066
Vascular revenues as a percentage of total revenue	24%	22%	24%	22%

Revenues from vascular preservation services increased 17% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The 17% increase in revenues for the three months ended September 30, 2007 was primarily due to a 7% increase in unit shipments of vascular tissues, which increased revenues by 9%, and an increase in average service fees, which increased revenues by 8%.

Revenues from vascular preservation services increased 28% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The 28% increase in revenues for the nine months ended September 30, 2007 was primarily due to a 14% increase in unit shipments of vascular tissues, which increased revenues by 17%, and an increase in average service fees, which increased revenues by 11%.

The increase in vascular volume for the three and nine months ended September 30, 2007 was primarily due to increases in shipments of saphenous veins. The increases in vascular shipments were a result of increased availability of tissues due to improvements in the procurement of vascular tissues and due to strong demand for the Company’s tissues, primarily demand for saphenous veins for use in peripheral vascular reconstruction surgeries to avoid limb amputations. The increase in average service fees for the three and nine months ended September 30, 2007 was primarily due to fee increases that went into effect in January 2007 and due to the routine expiration or renegotiation of pricing contracts with certain customers.

The Company’s procurement of vascular tissues increased 3% during the three months ended September 30, 2007 as compared to the three months ended June 30, 2007. The Company’s procurement of vascular tissues increased 8% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, and increased 15% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase in vascular tissue procurement is primarily due to an increase in the share of the donated tissue supply received by CryoLife in comparison to all other vascular tissue processors, which was due in part to the RTI Agreement.

The Company anticipates that vascular preservation services revenues for the full year of 2007 will exceed the full year of 2006 due in part to growth in vascular tissue shipments, primarily a result of recent increases in procurement and demand for the Company’s tissues, and the continuing favorable effect of price increases and expiring or renegotiated pricing contracts on average service fees.

The Company anticipates that procurement of vascular tissues for the full year of 2007 will exceed the full year of 2006, due to an increase in the share of the donated tissue supply received by CryoLife in comparison to all other vascular tissue processors.

Orthopaedic Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$566	$1,662	$3,650	$5,223
Orthopaedic revenues as a percentage of total revenue	3%	8%	5%	9%

Revenues from orthopaedic preservation services decreased 66% for the three months and 30% for the nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006, respectively. The decrease in revenues for the three and nine months ended September 30, 2007 was primarily due to decreases in unit shipments of orthopaedic tissues, as a result of the limited supply of orthopaedic tissues available for shipment, resulting from the Company’s cessation of procuring and processing these tissues on January 1, 2007 in accordance with the RTI Agreement discussed above, and to a lesser extent due to declining demand for the Company’s orthopaedic tissues, as the Company is no longer actively marketing its orthopaedic preservation services.

Although CryoLife will continue to ship its existing orthopaedic tissues, pursuant to the RTI Agreement, through June 30, 2008, the Company anticipates that orthopaedic service revenues for the remainder of 2007 will decrease significantly compared to the same period in 2006 and compared to the three months ended September 30, 2007 due to the limited tissues available for shipment as the higher demand orthopaedic tissues and sizes are exhausted from the Company’s tissue inventories, and due to the transition of the Company’s orthopaedic tissue customers to alternative suppliers.

BioGlue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$10,280	$9,444	$32,373	$29,534
BioGlue revenues as a percentage of total revenue	46%	47%	46%	49%

Revenues from the sale of BioGlue increased 9% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The 9% increase in revenues for the three months ended September 30, 2007 was due to an increase in average prices, which increased revenues by 5%, an increase in sales volume, which increased revenues by 3%, and the favorable effect of foreign exchange, which increased revenues by 1%.

Revenues from the sale of BioGlue increased 10% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The 10% increase in revenues for the nine months ended September 30, 2007 was primarily due to an increase in average prices, which increased revenues by 7%, an increase in sales volume, which increased revenues by 2%, and the favorable effect of foreign exchange, which increased revenues by 1%.

The increase in average selling prices for the three and nine months ended September 30, 2007 was primarily due to price increases that went into effect in January 2007 and July 2006, domestically and in certain international markets, and due to the routine expiration or renegotiation of pricing contracts with certain customers.

Domestic revenues accounted for 72% of total BioGlue revenues for both the three and nine months ended September 30, 2007, and 76% and 75% of total BioGlue revenues for the three and nine months ended September 30, 2006, respectively.

The Company anticipates that BioGlue revenues for the full year of 2007 will exceed the full year of 2006 due in part to domestic price increases that went into effect in January 2007 and July 2006, and due to projected unit growth primarily in international markets.

Other Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Grant and licensing revenues	$268	$12	$580	$74
Grant and licensing revenues as a percentage of total revenue	1%	0%	1%	0%

Grant and licensing revenues for the three and nine months ended September 30, 2007 included revenues for research grants and revenues related to the licensing of the Company’s technology to a third party. Grant and licensing revenues for the three and nine months ended September 30, 2006 included revenues for research grants.

In 2005 CryoLife was awarded $930,000 in funding allocated from the U.S. Congress 2005 Defense Appropriations Conference Report (the “2005 DOD Grant”) in connection with the development of BioFoam®. Grant revenues in 2007 and 2006 are related to funding under this grant. In 2007 CryoLife was awarded $1.9 million in funding allocated from the 2006 Defense Appropriations Conference Report, (the “2006 DOD Grant”) in connection with further development of BioFoam. The 2007 Defense Appropriations Conference Report included approximately $1.0 million for the continued development of protein hydrogel technology for use on the battlefield. CryoLife anticipates applying for funding under this bill during the fourth quarter of 2007.

Through September 30, 2007 CryoLife had received a total of $1.9 million in advances on these grants and approximately $1.0 million in advances are yet to be received. As of September 30, 2007 CryoLife had $1.5 million in unspent cash advances under the grants recorded as cash and deferred revenues on the Company’s Summary Consolidated Balance Sheet.

Costs and Expenses

Cost of Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of preservation services	$6,575	$6,954	$21,183	$20,751
Cost of preservation services as a percentage of preservation services revenues	58%	67%	59%	70%

Cost of preservation services for the nine months ended September 30, 2007 included the write-down of $348,000 of certain deferred preservation costs that exceeded market value. Cost of preservation services for the three and nine months ended September 30, 2006 included the write-down of $277,000 and $1.0 million, respectively, of certain deferred preservation costs that exceeded market value. The write-down of deferred tissue preservation costs that exceeded market value in both years was primarily related to the Company’s non-valved cardiac tissues. The Company implemented fee increases in July 2006 and January 2007, in part to address these tissues, which have had costs in excess of the average service fees. The decrease of the write-down in the current year periods as compared to the prior year periods is primarily due to the favorable effect of the fee increases.

Cost of preservation services for both the three and nine months ended September 30, 2007 included a write-down of $208,000 and $319,000, respectively, due to the impairment of certain vascular and orthopaedic tissues. Cost of preservation services for both the three and nine months ended September 30, 2006 included the write-down of $538,000 due to the impairment of certain orthopaedic tissues. The tissues were impaired in the period that the Company determined that the tissues were not expected to ship prior to the expiration date of the tissue’s packaging.

In the fourth quarter of 2006 CryoLife recorded a reduction in the value of certain orthopaedic tissues expected to be unrecoverable as a result of the RTI Agreement discussed above. Cost of preservation services was favorably affected for the three and nine months ended September 30, 2007 by shipments of orthopaedic tissue with a zero cost basis for which revenues were recognized but costs, estimated to be $179,000 and $398,000, respectively, had already been recorded in previous periods.

After considering the effect of the items discussed in the paragraphs above, the resulting increase in cost of preservation services for the three and nine months ended September 30, 2007 is primarily due to increased preservation services volume as compared to the three and nine months ended September 30, 2006, respectively. After considering the effect of the items discussed in the paragraphs above, cost of preservation services as a percentage of preservation services revenues was comparable for the three months ended September 30, 2007 and 2006. After considering the effect of the items discussed in the paragraphs above, the decrease in cost of preservation services as a percentage of preservation services revenues for the nine months ended September 30, 2007 is primarily due to improvements in preservation services margins as a result of the increases in average service fees, and to a lesser extent an increase in the amount of tissues processed.

The Company anticipates that cost of preservation services as a percentage of preservation services revenues for the full year of 2007 will be less than for the full year of 2006, as a result of the large write-downs of orthopaedic tissues recorded in 2006 as a result of the RTI Agreement and due to anticipated shift in the mix of tissues shipped as the percentage of shipments of lower margin orthopaedic tissues decreases and shipments of cardiovascular and vascular tissues increases, and as a result of the fee increases that went into effect in January 2007 and July 2006.

Cost of Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of Products	$1,615	$1,576	$5,444	$5,581
Cost of Products as a percentage of total product revenue	15%	16%	16%	18%

The increase in cost of products for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was due to an increase in BioGlue sales volume, partially offset by a decrease in volume of other implantable medical devices. The slight decrease in cost of products for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due decrease in volume of other implantable medical devices, partially offset by increased BioGlue sales volume. The decrease in cost of products as a percentage of total product revenues for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 was primarily due to favorable product mix. The Company experienced favorable product mix as sales of lower margin implantable medical devices decreased as a percentage of total products sold.

The Company anticipates that cost of products will increase slightly for the full year of 2007 over the full year of 2006 to reflect volume increases.

General, Administrative, and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
General, administrative, and marketing expenses	$11,240	$8,549	$34,417	$30,106
General, administrative, and marketing expenses as a percentage of total revenue	51%	43%	49%	50%

General, administrative, and marketing expenses for the three months ended September 30, 2007 included a charge for stock based compensation expenses of approximately $601,000 and an unfavorable adjustment to product liability accruals of $445,000. General, administrative, and marketing expenses for the three months ended September 30, 2006 included a favorable adjustment of $2.0 million related to the settlement of an insurance coverage dispute with an insurance company, net of associated legal fees, a charge of $185,000 for stock based compensation expenses, and an unfavorable adjustment of $170,000 to unreported product liability accruals. Excluding these items, the remaining increase in general, administrative, and marketing expenses for the three months ended September 30, 2007 was primarily due to an increase in professional fees, partially offset by a decrease in insurance costs.

General, administrative, and marketing expenses for the nine months ended September 30, 2007 included a charge for stock based compensation expenses of approximately $1.5 million and an accrual of $786,000 for post retirement benefits. General, administrative, and marketing expenses for the nine months ended September 30, 2006 included a favorable adjustment of $2.0 million related to the settlement of an insurance coverage dispute with an insurance company, net of associated legal fees, a charge of $832,000 for stock based compensation expenses, a favorable adjustment of $451,000 to reserves for product liability losses, and an accrual of $448,000 for post employment benefits. Excluding these items, the remaining increase in general, administrative, and marketing expenses for the nine months ended September 30, 2007 was primarily due to an increase in professional fees and an increase in marketing commissions and personnel costs to support revenue growth, partially offset by a decrease in insurance costs.

The Company anticipates that general, administrative, and marketing expenses for the full year of 2007 will exceed the full year of 2006, due to the favorable effect of the settlement of an insurance coverage dispute recorded in 2006 and due to expected increases in stock compensation expense and in marketing expenses including personnel related expenses to support expected revenue growth, although several important components are difficult to estimate or control. For example, the Company will continue to evaluate the level of accruals for product liability claims and make adjustments as required based on periodic actuarial analyses and product liability claim status. Adjustments to these accruals may be required during 2007, and the effect of these adjustments may be favorable or unfavorable to general, administrative, and marketing expenses.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development expenses	$1,098	$826	$3,134	$2,572
Research and development expenses as a percentage of total revenue	5%	4%	4%	4%

The increase in research and development expenses for the three and nine months ended September 30, 2007 was primarily due to spending on BioFoam research funded under the 2005 DOD Grant discussed in Other Revenues above. Research and development spending in 2007 and 2006 was primarily focused on the Company’s tissue preservation, SynerGraft® products and tissues, and Protein Hydrogel Technologies (“PHT”). SynerGraft products and tissues include the Company’s allograft and xenograft heart valves and vascular grafts and ProPatch™ Soft Tissue Repair Matrix. PHT includes BioGlue, BioFoam, BioDisc™, and related products.

The Company anticipates that research and development expenses for the full year of 2007 will exceed the full year of 2006, primarily due to increased spending on research related to PHT, particularly BioFoam and BioDisc, as well as continuing spending on research related to SynerGraft products and tissues, and tissue preservation. The BioFoam spending increase is expected to be due primarily to funds the Company has obtained pursuant to the 2005 and 2006 Defense Appropriation Conference Report discussed in “Revenues - Other Revenues” above.

Other Costs and Expenses

Interest expense increased to $178,000 for the three months ended September 30, 2007, compared to $169,000 for the three months ended September 30, 2006. Interest expense increased to $518,000 for the nine months ended September 30, 2007, compared to $504,000 for the nine months ended September 30, 2006. Interest expense for the three and nine months ended September 30, 2007 included interest incurred related to the Credit Agreement, notes payable, capital leases and interest related to uncertain tax positions in accordance with FIN 48, discussed at “Critical Accounting Policies – Deferred Income Taxes” above. Interest expense for the three and nine months ended September 30, 2006 included interest incurred related to the Credit Agreement, notes payable, and capital leases.

Interest income was $158,000 for the three months ended September 30, 2007, compared to $94,000 for the three months ended September 30, 2006. Interest income was $360,000 for the nine months ended September 30, 2007, compared to $304,000 for the nine months ended September 30, 2006. Interest income for the three and nine months ended September 30, 2007 and 2006 was primarily due to interest earned on the Company’s cash, cash equivalents, and marketable securities.

The change in valuation of the Derivative was zero for the three months ended September 30, 2007 as compared to an expense of $44,000 for the three months ended September 30, 2006. The change in valuation of the Derivative was an expense of $821,000 for the nine months ended September 30, 2007 as compared to $111,000 for the nine months ended September 30, 2006. The change in valuation of the Derivative for the nine months ended September 30, 2007 was due to the first quarter revaluation of the Derivative and the second quarter automatic and voluntary conversions of the Preferred Stock to common stock in excess of the Derivative liability accrued in prior periods, as discussed in Item I, “Note 8 of the Notes to Summary of Consolidated Financial Statements.” As the Preferred Stock was fully converted to common stock in the second quarter, no additional expense was recorded in the three months ended September 30, 2007. The Company will not record additional expenses or income on the change in valuation of the Derivative in the future, as the Derivative was settled.

The Company’s income tax expense of $55,000 and $234,000 for the three and nine months ended September 30, 2007, respectively, was primarily due to estimated alternative minimum tax on the Company’s taxable income for 2007 that cannot be offset by the Company’s net operating loss carryforwards and estimated foreign taxes on income of the Company’s wholly owned European subsidiary.

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

Liquidity and Capital Resources

Net Working Capital

At September 30, 2007 net working capital (current assets of $61.9 million less current liabilities of $25.2 million) was $36.7 million, with a current ratio (current assets divided by current liabilities) of 2 to 1, compared to net working capital of $26.5 million, with a current ratio of 2 to 1 at December 31, 2006.

The Company’s primary capital requirements for the nine months ended September 30, 2007 arose out of general working capital needs, capital expenditures for facilities and equipment, and funding of research and development projects. The Company funded its cash requirements primarily through its operating activities, which generated cash during the period.

Overall Liquidity and Capital Resources

The Company believes that its existing cash, cash equivalents, marketable securities, and availability under the Credit Agreement will enable the Company to meet its operational liquidity needs through September 30, 2008.

On February 8, 2005 CryoLife and its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc. as lender (the “Credit Agreement”) to address some of its liquidity needs. As of September 30, 2007 the outstanding balance under the Credit Agreement was $4.5 million and the remaining borrowing availability was $10.0 million.

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

Product Liability Claims

As discussed in Item 1, “Note 14 of the Notes to Summary Consolidated Financial Statements”, as of September 30, 2007 the Company had a $330,000 accrual for pending product liability lawsuits and claims. The timing and amount of actual future payments with respect to product liability claims is dependent on when and if judgments are rendered, and/or settlements are reached. Should payments be required, the Company’s portion of these monies would have to be paid from liquid assets. The Company continues to attempt to reach resolution of outstanding claims in order to minimize the potential cash payout.

As discussed in Item 1, “Note 14 of the Notes to Summary Consolidated Financial Statements”, at September 30, 2007 the Company had accrued a total $6.2 million for the estimated costs of unreported product liability claims related to services performed and products sold prior to September 30, 2007 and had recorded a receivable of $2.2 million representing estimated amounts to be recoverable from the Company’s insurance carriers with respect to such accrued liability. Further analysis indicated that the liability could be estimated to be as high as $11.8 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. The $6.2 million accrual does not represent cash set aside. The timing of future payments related to the accrual is dependent on when and if claims are asserted, judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, these monies would have to be paid from insurance proceeds and liquid assets. Since the amount accrued is based on actuarial estimates, actual amounts required could vary significantly from this estimate.

Net Cash from Operating Activities

Net cash provided by operating activities was $4.9 million for the nine months ended September 30, 2007 as compared to net cash used of $2.9 million for the nine months ended September 30, 2006. The $4.9 million in current year cash provided was primarily due to net income generated by the Company during the period and non-cash expenses, partially offset by increases in deferred preservation costs, inventory, and accounts receivable.

The Company uses the indirect method to prepare its cash flow statement, and accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items that generated a book gain or loss during the period and for changes in operating assets and liabilities. For the nine months ended September 30, 2007 the Company’s $4.6 million net income included non-cash items that generated favorable and unfavorable adjustments to net income. For the nine months ended September 30, 2007 these adjustments included a favorable $3.3 million in depreciation and amortization, a favorable $1.6 million in non-cash compensation, primarily related to SFAS 123R expense for new and existing stock options and the granting of stock awards, a favorable $821,000 for the change in valuation of derivative, primarily related to the Dividend Make-Whole Payment on Preferred Stock converted during the period, and a favorable $667,000 in write-downs for impairment of deferred preservation costs. The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the nine months ended September 30, 2007 these changes included an unfavorable $7.1 million due to the buildup of deferred preservation costs and inventories for which vendors and employees have already been paid, and an unfavorable $654,000 due to the timing differences between the recording of receivables and the actual receipt of cash, and a favorable $1.9 million due to the timing differences between the recording of accounts payable and other accruals and the actual payment of cash.

Net Cash from Investing Activities

Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2007, as compared to net cash provided by investing activities of $671,000 for the nine months ended September 30, 2006. The $1.9 million in current year cash used was primarily due to $12.3 million in purchases of marketable securities and $581,000 in capital expenditures, partially offset by $11.2 million in sales and maturities of marketable securities.

Net Cash from Financing Activities

Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2007, as compared to $231,000 for the nine months ended September 30, 2006. The $1.3 million in current year cash provided was primarily due to $1.9 million in proceeds from the financing of insurance policies, reduced by $1.2 million in principal payments on the notes payable, and by $1.1 million in proceeds from exercises of options and issuance of stock. These favorable effects were partially offset by $486,000 in payments of Preferred Stock dividends. Principal payments on debt of $414,000 were largely offset by $408,000 in borrowings on the Company’s Credit Agreement.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments are as follows (in thousands):

	Remainder of
	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases	$18,120	$632	$2,409	$2,266	$2,144	$2,145	$8,524
Revolving line of credit	4,501	—	4,501	—	—	—	—
Insurance premium obligations	977	833	144	—	—	—	—
Capital lease obligations	154	13	53	53	35	—	—
Purchase commitments	499	498	1	—	—	—	—
Other obligations	1,174	510	609	55	—	—	—

Total contractual obligations	$25,425	$2,486	$7,717	$2,374	$2,179	$2,145	$8,524

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space rented by the Company, leases on Company vehicles, leases on housing for expatriates, and leases on a variety of office equipment.

The line of credit obligation results from the Company’s borrowing of funds under its Credit Agreement. The timing of the obligation in the above table is based on the February 7, 2008 Credit Agreement expiration date, at which time the outstanding principal balance will be due. The Company is prepared to pay off the outstanding balance at that time if the current line of credit cannot be extended or if suitable alternative funding cannot be obtained. Assuming the Company’s level of borrowings and the interest rate on the line of credit remain the same, the Company would have additional contractual obligations for interest expense and fees of $119,000 and $54,000 for the remainder of 2007 and for 2008, respectively, which are not included in the table above.

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

The schedule of contractual obligations above includes $122,000 related to the advance funding received under the 2005 DOD Grant and the 2006 DOD Grant. The remaining advanced funding has not been included as a specific timetable of spending has not been established and there are no current agreements or contracts in place. As of September 30, 2007 $1.5 million of deferred income was related to the 2005 and 2006 DOD grants. As of December 31, 2006 $806,000 of deferred income was related to the 2005 DOD grant.

The schedule of contractual obligations above excludes any estimated liability for unreported product liability claims, currently estimated to be $6.2 million, because the Company cannot make a reasonably reliable estimate of the amount and period of related future payments. The schedule of contractual obligations above excludes any estimated FIN 48 liability, currently estimated to be $2.1 million, because the Company cannot make a reasonably reliable estimate of the amount and period of related future payments as no specific assessments have been made by any taxing authorities. The schedule of contractual obligations above excludes any estimated payments for post employment benefits for the Company’s Chief Executive Officer (“CEO”), currently estimated to be $2.1 million, because the Company cannot make a reasonably reliable estimate of the period of related potential future payments. These payments are expected to be made over a multi-year period. The CEO can trigger the payment of the benefits at any time by voluntarily retiring. The Company has excluded payments related to its corporate bonus plan, which is expected to be paid in the first quarter of 2008, from the above schedule as the amounts require Board of Director authorization prior to payment. Cash payments of up to $1.1 million are currently anticipated under this bonus plan.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2007 were $581,000 compared to $1.4 million for the nine months ended September 30, 2006. The Company expects that its capital expenditures for the full year of 2007 will be less than its expenditures in 2006, which were $1.6 million. Planned capital expenditures for 2007 are primarily related to routine purchases of tissue processing, manufacturing, computer, and office equipment needed to support the Company’s business.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	The adequacy of product liability insurance to defend against lawsuits;

•	The outcome of lawsuits filed against the Company, and of the SEC investigation;

•	The Company’s estimated future liability for existing product liability lawsuits and for product liability claims incurred but not yet reported;

•	The Company’s competitive position, including the impact of price increases;

•	The receipt of governmental grants for BioFoam development;

•	The outcome of the Company’s regulatory applications regarding its SynerGraft process and the potential impact of FDA approval;

•	Future increases in research and development expenses;

•	Product demand and market growth;

•	The RTI agreement;

•	Expected impact of adoption of new accounting pronouncements;

•	Anticipated future revenues, taxable income, and expenses;

•	Expected seasonality trends;

•	The amount of anticipated first quarter 2008 bonus payments;

•	Anticipated impact of changes in interest rates;

•	Those issues most likely to impact the Company’s future financial performance and cash flows;

•	The Company’s ability to implement its strategic plans;

•	The adequacy of the Company’s financial resources and its ability to borrow under its credit facility;

•	Expected increases in revenues from cardiovascular and vascular tissue preservation services;

•	Expected decreases in revenues from orthopaedic tissue preservation services; and

•	Other statements regarding future plans and strategies, anticipated events, or trends.

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

RISKS AND UNCERTAINTIES

The risks and uncertainties which might impact the forward-looking statements and the Company, its ability to continue as a going concern, and the trading value of its common stock include concerns that:

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

•	There may be limitations on our net operating loss carryforwards,

•	We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting this product,

•	Physicians have been and may continue to be reluctant to implant our preserved tissues or use our other products,

•

Our products and the tissues we process allegedly have caused and may in the future cause injury to patients, and we have been and may be exposed to product liability claims and additional regulatory scrutiny as a result,

•	The FDA has notified us of its belief that marketing of CryoValve® SG and CryoVein® SG require additional regulatory submissions and/or approvals,

•	Regulatory action outside of the U.S. has affected our business in the past and may also affect our business in the future,

•	Violation of government regulations could result in loss of revenues and customers as well as additional compliance expense,

•	We are the subject of an SEC investigation,

•	Our existing insurance policies may not be sufficient to cover our actual claims liability,

•	We may not have sufficient resources to pay punitive damages (which are not covered by insurance) or other liabilities in excess of available insurance,

•	We may be unable to obtain adequate insurance at a reasonable cost, if at all,

•	Intense competition may affect our ability to operate profitably,

•	We may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and our new products and services may not achieve market acceptance,

•	Regulatory approvals are subject to the discretion of the relevant authorities and may be delayed or made subject to additional testing or other requirements to the extent imposed by such authorities,

•	Investments in new technologies or distribution rights may not be successful,

•	Synergraft processed tissues may not demonstrate expected benefits,

•	If we are not successful in expanding our business activities in international markets, we will not be able to pursue one of our strategies for increasing our revenues,

•	We are dependent on our key personnel,

•	Extensive government regulation may adversely affect our ability to develop and sell products and services,

•	Uncertainties related to patents and protection of proprietary technology may adversely affect the value of our intellectual property,

•	Future health care reimbursement methods and policies may affect the availability, amount and timing of our revenues,

•	Rapid technological change could cause our services and products to become obsolete,

•	Trading prices for our common stock have been, and may continue to be, volatile,

•	Anti-takeover provisions may discourage or make more difficult an attempt to obtain control of CryoLife,

•	We are not likely to pay common stock dividends in the foreseeable future, and we may not be able to pay cash dividends on our common stock due to legal and contractual restrictions,

•	We may require additional financing in order to fully realize our strategic growth strategy,

•	Outstanding borrowings under our credit facility must be repaid in 2008 and we may be unable to obtain replacement financing on suitable terms, if at all, and

•	Extraordinary corporate performance could increase 2008 bonus payments above currently anticipated levels.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and expense are sensitive to changes in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company’s cash and cash equivalents of $8.2 million and the interest incurred on the line of credit balance of $4.5 million as of September 30, 2007. The Company’s short-term investments in marketable securities of $5.9 million as of September 30, 2007 can also be affected by changing interest rates to the extent that these items contain variable interest rates or are subject to maturity or sale during a period of changing interest rates. A 10% adverse change in interest rates as compared to the rates experienced by the Company in the nine months ended September 30, 2007, affecting the Company’s cash equivalents and short-term investments or borrowings under the Company’s Credit Agreement would not have a material impact on the Company’s financial position, results of operations, or cash flows.

Foreign Currency Exchange Rate Risk

The Company has balances, such as accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. dollar equivalent funds that the Company will receive in payment for assets or that the Company would have to pay to settle liabilities. As a result the Company could be required to record these changes as gains or losses on foreign currency translation. A 10% adverse change in foreign currency rates as compared to the rates on September 30, 2007 affecting the Company’s balances denominated in foreign currencies would not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Based upon the Company’s most recent disclosure controls evaluation as of September 30, 2007, the CEO and CFO have concluded that the Company’s disclosure controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2007 there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company’s most recent Form 10-K was filed February 22, 2007. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K in response to Part I, Item 1A of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

The following table provides information about purchases by the Company during the quarter ended September 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
07/01/07 – 07/31/07	193	$13.10	—	—
08/01/07 – 08/31/07	5,784	9.10	—	—
09/01/07 – 09/30/07	1,067	9.46	—	—

Total	7,044	$9.27	—	—

The Company currently has no stock repurchase program, publicly announced or otherwise. The common shares shown were tendered to the Company in payment of the exercise price of outstanding options.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

None.

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003.)

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CryoLife, Inc., classifying and designating Series A Junior Participating Preferred Stock. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2005.)

3.3	Preferred Stock Articles of Amendment to the Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Form 8-A/A filed on March 15, 2005.)

3.4	Articles of Amendment to the Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 1, 2007.)

3.5	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed August 1, 2007.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.1	Amended and restated employee agreement with Steven G. Anderson dated as of July 30, 2007. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2007.)

31.1	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

November 1, 2007
DATE