Form 10-Q
period 2008-03-31
CRYOLIFE INC
filed 2008-04-30
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of common stock, par value $0.01 per share, outstanding on April 25, 2008 was 27,827,708.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenues:
Preservation services	$13,424	$12,961
Products	11,980	11,395
Other	164	168

Total revenues	25,568	24,524

Costs and expenses:
Preservation services (including write-downs of $146 in 2007)	7,318	7,632
Products	1,992	1,948
General, administrative, and marketing	12,067	12,335
Research and development	1,445	1,058
Interest expense	70	153
Interest income	(122)	(97)
Change in valuation of derivative	—	(45)
Other (income) expense, net	(82)	89

Total costs and expenses	22,688	23,073

Income before income taxes	2,880	1,451
Income tax expense	115	97

Net income	$2,765	$1,354

Effect of preferred stock dividends	—	(243)

Net income applicable to common shares	$2,765	$1,111

Income per common share:
Basic	$0.10	$0.04

Diluted	$0.10	$0.04

Weighted average common shares outstanding:
Basic	27,566	24,987

Diluted	28,002	25,519

See accompanying notes to summary consolidated financial statements.

Item 1.	Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2008	December 31, 2007

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,325	$14,460
Marketable securities, at market	—	2,987
Restricted securities	560	—
Trade receivables, net	13,540	12,311
Other receivables	1,423	1,373
Deferred preservation costs, net	28,800	26,903
Inventories	5,679	5,607
Prepaid expenses and other current assets	1,874	1,811

Total current assets	64,201	65,452

Property and equipment, net	18,015	18,640
Patents, net	3,846	3,906
Trademarks and other intangibles, net	3,142	3,213
Deferred income taxes	148	148
Other long-term assets	1,527	1,325

TOTAL ASSETS	$90,879	$92,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,800	$2,956
Accrued compensation	2,336	2,963
Accrued procurement fees	4,959	5,161
Accrued expenses and other current liabilities	7,821	7,962
Deferred income	946	1,111
Line of credit	—	4,506
Current maturities of notes payable and capital lease obligations	52	43

Total current liabilities	18,914	24,702

Line of credit	240	—
Notes payable and capital lease obligations, less current maturities	99	81
Other long-term liabilities	5,404	5,274

Total liabilities	24,657	30,057

Shareholders’ Equity:
Preferred stock	—	—
Common stock (issued shares of 28,755 in 2008 and 28,526 in 2007)	288	285
Additional paid-in capital	121,617	120,562
Retained deficit	(50,216)	(52,981)
Accumulated other comprehensive loss	(24)	—
Treasury stock at cost (shares of 971 in 2008 and 949 in 2007)	(5,443)	(5,239)

Total shareholders’ equity	66,222	62,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,879	$92,684

See accompanying notes to summary consolidated financial statements.

Item 1.	Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Net cash from operating activities:
Net income	$2,765	$1,354
Adjustments to reconcile net income to net cash from operating activities:
(Gain) loss on sale or disposal of assets	(2)	77
Depreciation and amortization	1,108	1,124
Write-down of deferred preservation costs and inventory	634	146
Non-cash compensation	655	394
Change in valuation of derivative	—	(45)
Other non-cash adjustments	23	(24)
Changes in operating assets and liabilities:
Receivables	(1,227)	(1,349)
Income taxes	44	(39)
Deferred preservation costs and inventories	(2,603)	(2,032)
Prepaid expenses and other assets	285	939
Accounts payable, accrued expenses, and other liabilities	(1,330)	595

Net cash provided by operating activities	352	1,140

Net cash from investing activities:
Capital expenditures	(401)	(271)
Net proceeds from sale of assets	56	7
Deposits	(500)	—
Purchases of marketable securities	(559)	(4,517)
Sales and maturities of marketable securities	3,000	5,155
Other	(24)	(27)

Net cash provided by investing activities	1,572	347

Net cash from financing activities:
Proceeds from issuance of debt and notes payable	353	149
Principal payments of debt	(4,582)	(153)
Principal payments on capital leases	(10)	(9)
Proceeds from exercise of stock options and issuance of common stock	403	258
Payment of preferred stock dividends	—	(243)
Purchase of treasury stock	(204)	(30)

Net cash used in financing activities	(4,040)	(28)

(Decrease) increase in cash and cash equivalents	(2,116)	1,459
Effect of exchange rate changes on cash	(19)	(26)
Cash and cash equivalents, beginning of period	14,460	4,133

Cash and cash equivalents, end of period	$12,325	$5,566

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc., and its subsidiaries (“CryoLife”, the “Company”, “we”, or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited summary consolidated financial statements for the periods as of and ended March 31, 2008 and 2007 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (of normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Note 2 – Exchange and Service Agreement

On December 19, 2006 the Company announced that it had entered into an exchange and service agreement with Regeneration Technologies, Inc., (“RTI”) and certain of its affiliates, respecting procurement, processing, and distribution activities for cardiac and vascular tissue processed and distributed by RTI and orthopaedic tissue for the knee processed and distributed by CryoLife (the “RTI Agreement”). In accordance with the RTI Agreement, CryoLife ceased accepting donated human orthopaedic tissue for processing commencing January 1, 2007 and began work to transition existing arrangements for recovery of human orthopaedic tissue to RTI. Likewise, on January 1, 2007 RTI ceased accepting donated human cardiac and vascular tissues for processing and began work to transition its arrangements for recovery of these tissues to CryoLife. No cash was exchanged in the transaction. CryoLife will continue to distribute its existing orthopaedic tissue inventory, and RTI will continue to distribute its existing cardiac and vascular tissue inventory, through June 30, 2008. After that date CryoLife will become entitled to distribute RTI’s remaining cardiac and vascular tissue inventory, and RTI will become entitled to distribute CryoLife’s remaining orthopaedic tissue inventory. CryoLife will pay RTI a commission with respect to any of CryoLife’s orthopaedic tissue distributed by RTI and will receive a commission from RTI with respect to any RTI cardiac and vascular tissue distributed by CryoLife. Under the RTI Agreement, from July 1, 2008 through December 31, 2016, except as set forth above, CryoLife has agreed not to market or solicit orders for certain human orthopaedic tissues and RTI has agreed not to market or solicit orders for human cardiac and vascular tissues. The agreement also provides for a non-exclusive license of technology from CryoLife to RTI, and contains customary provisions regarding indemnification and confidentiality.

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

As of March 31, 2008, $560,000 of marketable securities were designated as held-to-maturity. The held-to-maturity securities were designated as such due to a contractual commitment to hold the securities as pledged collateral relating to one of the Company’s product liability insurance policies, and, therefore, they were reported as restricted securities on the March 31, 2008 Summary Consolidated Balance Sheets. As of December 31, 2007 $3.0 million of marketable securities were designated as available-for-sale.

The Company’s cash equivalents include advance funding received under the U.S. Congress 2005 and 2006 Defense Appropriations Conference Reports (the “2005 DOD Grant”) and (the “2006 DOD Grant”), respectively, for the continued development of protein hydrogel technology for use on the battlefield. The advance funding is accounted for as deferred income on the Summary Consolidated Balance Sheets and is recognized as other revenue as expenses are incurred related to these grants. As of March 31, 2008 $946,000 of cash equivalents and deferred income was related to the 2006 DOD grant. As of December 31, 2007 $1.0 million of cash equivalents and deferred income was related to the 2005 and 2006 DOD grants.

The following is a summary of cash equivalents and marketable securities (in thousands):

	Cost Basis	Unrealized Holding Gains	Estimated Market Value
March 31, 2008 (Unaudited)
Cash equivalents:
Money market funds	$9,132	$—	$9,132
Marketable securities:
Restricted government entity sponsored debt securities	$560	$—	$560

December 31, 2007
Cash equivalents:
Money market funds	$11,724	$—	$11,724
Marketable securities:
Government entity sponsored debt securities	$2,984	$3	$2,987

There were no gross realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2008 and 2007. Differences between cost and market value listed above, consisting of an unrealized holding gain of $3,000 at December 31, 2007, are included as a separate component of other comprehensive income in the shareholders’ equity section of the Summary Consolidated Balance Sheets.

At March 31, 2008 all of the Company’s marketable securities had a maturity date between 90 days and one year. At December 31, 2007 all of the Company’s marketable securities had a maturity date within 90 days.

Note 4 – Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)
Raw materials	$3,209	$2,956
Work-in-process	466	650
Finished goods	2,004	2,001

Total inventories	$5,679	$5,607

Note 5 – Income Taxes

The Company periodically assesses the recoverability of its deferred tax assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”), as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. Management provides a valuation allowance when, as a result of this analysis, management believes it is more likely than not that its deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets at December 31, 2007 the Company reviewed its historical operating results, including the reasons for its operating losses in prior years and uncertainties regarding projected future operating results. Based on the results of this analysis, at December 31, 2007 the Company determined that it was more likely than not that the Company’s deferred tax assets would not be realized. Therefore, as of March 31, 2008 and December 31, 2007 the Company had a total of $28.2 million in valuation allowances against deferred tax assets and a net deferred tax liability of $27,000. The Company will reverse the remaining valuation allowance, or a portion thereof, when and if its deferred tax assets meet the SFAS 109 “more likely than not” standard for recognition. Also, the realizability of the Company’s deferred tax assets could be limited in future periods following a change in control as mandated by Section 382 of the Internal Revenue Code of 1986, as amended, which relates to certain specified changes in control of taxpayers.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded $1.7 million in liabilities for unrecognized tax benefits plus estimated interest and penalties of $283,000. The aggregate $2.0 million liability was accounted for as a decrease to the January 1, 2007 balance of retained earnings of $762,000 and a reclassification of a portion of the valuation allowances against the Company’s deferred tax assets of $1.2 million to an uncertain tax liability. To the extent these unrecognized tax benefits are ultimately recognized, it would not affect the annual effective income tax rate due to the existence of the valuation allowance.

The Company recognizes interest and penalties related to uncertain tax positions in other income and expense on the Company’s Summary Consolidated Statements of Operations. As of March 31, 2008 and December 31, 2007 the Company had approximately $370,000 and $347,000, respectively, of accrued interest and penalties related to uncertain tax positions.

The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 6 – Debt

On March 26, 2008 CryoLife and its subsidiaries entered into a credit agreement with General Electric Capital Corporation (“GE Capital”) as lender (the “GE Credit Agreement”). The GE Credit Agreement provides for a revolving credit facility in an aggregate amount not to exceed the initial commitment of $15.0 million (including a letter of credit subfacility of up to an aggregate of $1.5 million). The initial commitment may be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. While the Company currently expects that its aggregate borrowing capacity under the GE Credit Agreement will equal $15.0 million, there can be no assurance that the borrowing capacity will remain at this level. The GE Credit Agreement places limitations on the amount that the Company may borrow, and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio, (ii) maintain a minimum adjusted earnings before extraordinary gains, interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) as of specified dates, and (iii) not make or commit capital expenditures in excess of a defined limitation. As of April 15, 2008 per the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. The GE Credit Agreement also includes customary conditions on incurring new indebtedness and prohibits payments of cash dividends on the Company’s common stock. There is no restriction on the payment of stock dividends. Commitment fees are paid based on the unused portion of the facility. The GE Credit Agreement expires on March 25, 2011, at which time the outstanding principal balance will be due.

Amounts borrowed under the GE Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest at either LIBOR plus 3.25% or GE Capital’s base rate, as defined, plus 2.25%, as applicable. As of March 31, 2008 the outstanding balance of the GE Credit Agreement was $240,000, the aggregate interest rate was 7.5%, and the remaining availability was $14.8 million.

On February 8, 2005 CryoLife and its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc. as lender which provided for a revolving credit facility in an aggregate amount equal to the lesser of $15.0 million (including a letter of credit subfacility of up to an aggregate of $2.0 million) or a borrowing base determined in accordance with the terms of the credit agreement. The credit agreement with Wells Fargo Foothill, Inc. expired on February 8, 2008 in accordance with its terms, at which time the outstanding principal balance of $4.5 million was paid from cash on hand. In the first quarter of 2007 the Company obtained a $500,000 letter of credit under the subfacility of this credit agreement relating to one of the Company’s product liability insurance policies. Upon the February 8, 2008 expiration of the credit agreement with Wells Fargo Foothill, Inc., the Company remitted approximately $500,000 as collateral to cover the remaining term of the letter of credit agreement, which expired on April 2, 2008. This remitted amount is included in prepaid expenses and other current assets on the Company’s March 31, 2008 Summary Consolidated Balance Sheet.

The Company routinely enters into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies. In the second quarter of 2007 the Company entered into two agreements to finance approximately $1.4 million and $478,000 in insurance premiums associated with the yearly renewal of certain of the Company’s insurance policies. The amounts financed accrued interest at 7.027% and were payable in equal monthly payments over a nine month and an eight month period, respectively. As of March 31, 2008 the aggregate outstanding balance under these agreements was zero.

Note 7 – Convertible Preferred Stock

On March 18 and April 19, 2005 the Company completed a public offering of 417,000 shares of 6% convertible preferred stock (the “Preferred Stock”) at a price to the public of $50.00 per share. Net proceeds from the offering, after deducting underwriting discounts and offering-related expenses, totaled approximately $19.1 million.

Dividends on the Preferred Stock were cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of January, April, July, and October, commencing July 1, 2005. Any dividends were required to be declared by the Company’s board of directors and to come from funds legally available for dividend payments. On March 13, 2007 the Company declared a dividend of $0.75 per share on its Preferred Stock. The dividend of approximately $243,000 was paid on April 2, 2007 to shareholders of record on March 22, 2007. No dividends were declared during the remainder of 2007.

The Preferred Stock was convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 6.2189 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $8.04. The Company had reserved 4,600,000 shares of common stock for issuance upon conversion. Through June 4, 2007 holders had cumulatively voluntarily converted 139,000 shares of Preferred Stock into 867,000 shares of common stock.

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

The Company was required to make additional payments for both the voluntary and automatic conversions of Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including April 1, 2008, less any dividends already paid on the Preferred Stock (the “Dividend Make-Whole Payment”). The Dividend Make-Whole Payment was payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. The Dividend Make-Whole Payment is discussed further in Note 8 below.

As of March 31, 2008 and December 31, 2007 there were no outstanding shares of Preferred Stock as a result of the second quarter 2007 automatic conversion of the Preferred Stock to common stock.

Note 8 – Derivative

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

As discussed in Note 7 above, on June 25, 2007 the Company automatically converted the remaining shares of the Preferred Stock into common stock, thereby, triggering the payment of the remaining Dividend Make-Whole Payment. Through June 4, 2007 the Company had issued 132,000 shares of common stock to converting holders in satisfaction of the Dividend Make-Whole Payment. The value of voluntary conversions during 2007 was $178,000 based on the share prices on the respective dates of conversion. On June 25, 2007 the Company issued 69,000 shares of common stock to preferred shareholders to satisfy the Dividend Make-Whole Payment due to the automatic conversion. The value of the Dividend Make-Whole Payment was $878,000 based on the share price of $12.71 on the date of conversion.

The Company recorded other income of $45,000 for the three months ended March 31, 2007 related to the quarterly revaluations of the Derivative.

At March 31, 2008 and December 31, 2007 there was no remaining derivative liability as a result of the second quarter 2007 automatic conversion of the Preferred Stock to common stock.

Note 9 – Comprehensive Income

The following is a summary of comprehensive income (in thousands):

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Net income	$2,765	$1,354
Change in unrealized loss on investments	(3)	(1)
Translation adjustment	(21)	(28)

Comprehensive income	$2,741	$1,325

The tax effect on the change in unrealized loss on investments and the translation adjustment is zero for each period presented.

Components of accumulated other comprehensive income consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
	(Unaudited)
Unrealized gain on investments	$—	$3
Translation adjustment	(24)	(3)

Total accumulated other comprehensive loss	$(24)	$—

Note 10 – Income per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data). The net income for the three months ended March 31, 2007 is adjusted by the effect of the Company’s cumulative, convertible Preferred Stock to arrive at net income (loss) applicable to common shares in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”). The Company also considers, as applicable, the effect of its Preferred Stock, as discussed in Note 7, the Derivative, as discussed in Note 8, common stock options, as discussed in Note 11, contingently returnable shares, and contingent stock awards in the calculation of diluted weighted-average shares below.

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Numerator for basic income per common share:
Net income	$2,765	$1,354
Effect of preferred stock [a]	—	(243)

Net income applicable to common shares	$2,765	$1,111

Denominator for basic income per common share:
Basic weighted-average common shares	27,566	24,987

Basic income per common share	$0.10	$0.04

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Numerator for diluted income per common share:
Net income	$2,765	$1,354
Effect of preferred stock [a]	—	(243)

Net income applicable to common shares	$2,765	$1,111

Denominator for diluted income per common share:
Basic weighted-average common shares	27,566	24,987
Effect of dilutive convertible preferred stock [b]	—	—
Effect of dilutive stock options	366	532
Effect of contingently returnable shares [c]	40	—
Effect of contingent stock awards [d]	30	—

Adjusted weighted-average common shares	28,002	25,519

Diluted income per common share	$0.10	$0.04

[a]	The amount of the accumulated dividend on Preferred Stock reduced the net income applicable to common shares for the three months ended March 31, 2007.

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

[c]	Contingently returnable shares include shares of common stock issued pursuant to stock grants which have not vested and are returnable to the Company upon forfeiture.
[d]	Contingent stock awards include shares to be issued pursuant to performance based bonus plans that have been approved by the compensation committee of the Board of Directors.

In future periods the basic and diluted earnings per common share are expected to be affected by the fluctuations in the fair value of the Company’s common stock, the exercise and issuance of additional stock options, contingently returnable shares, and contingent stock awards.

Note 11 – Stock Compensation

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

Stock Grants

In February 2008 the Compensation Committee of the Company’s Board of Directors approved the terms of the Company’s 2008 performance-based bonus plans to recognize the performance of the Company’s executives and managers. A portion of the awards to be issued under these plans will be paid in Company stock pursuant to the Company’s existing stock incentive plans, if the required performance is achieved. The Company recorded an accrual of $225,000 related to this contingent stock grant during the quarter ended March 31, 2008. The Company expects to pay out cash and stock related to these bonus plans in the first quarter of 2009.

During the first quarter of 2008 the Compensation Committee of the Company’s Board of Directors authorized grants of stock from approved stock incentive plans to certain Company executives and managers totaling 125,000 shares of common stock. The stock, which had an aggregate value of $1.2 million, was valued based on the stock prices on the respective grant dates. The grants of stock during the first quarter of 2008 include 81,000 shares of common stock valued at $786,000 issued as part of the 2007 performance-based bonus plans for certain Company executives and managers. The Company recorded the expense related to the 2007 performance-based bonus plans during the year ended December 31, 2007. The remaining value of the stock granted will be recorded as an expense on the Company’s Consolidated Statements of Operations over the respective vesting periods in accordance with SFAS 123R as discussed below.

During the first quarter of 2007 the Compensation Committee of the Company’s Board of Directors authorized grants of stock from approved stock incentive plans to certain Company executives totaling 98,000 shares of common stock. The stock, which had an aggregate value of $852,000, was valued based on the stock prices on the respective grant dates. The grants of stock during the first quarter of 2007 include 68,000 shares of common stock valued at $587,000 issued as part of the 2006 performance-based bonus plan for certain Company executives. The Company recorded the expense related to the 2006 performance-based bonus plan during the year ended December 31, 2006. The remaining value of the stock granted will be recorded as an expense on the Company’s Consolidated Statements of Operations over the respective vesting periods in accordance with SFAS 123R as discussed below.

Stock Options

The Compensation Committee of the Company’s Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company executives and employees totaling 333,000 and 273,000 shares during the quarters ended March 31, 2008 and 2007, respectively, with exercise prices equal to the stock prices on the respective grant dates. The value of the stock options granted will be recorded as an expense on the Company’s Consolidated Statements of Operations over the respective vesting periods in accordance with SFAS 123R as discussed below.

Employees purchased common stock totaling 10,000 shares in each of the quarters ended March 31, 2008 and 2007 through the Company’s ESPP. The value of the option portion of the stock purchased was recorded as an expense on the Company’s Consolidated Statements of Operations in each quarterly period in accordance with SFAS 123R as discussed below.

Stock Compensation Expense

The Company uses the Black-Scholes model to value its stock option grants under SFAS 123R and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of the Company’s ESPP options is also determined using the Black-Scholes model and is expensed quarterly at the end of the purchase period, as the option is fully vested at that time. The fair value of stock options is determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk free interest rate. The term assumption is primarily based on the contractual term of the option and historic data related to exercise and post-vesting cancellation history experienced by the Company, adjusted based on management’s expectations of future results. The expected term is determined separately for options issued to the Company’s directors and to employees. The Company’s anticipated volatility level is primarily based on the historic volatility of the Company’s common stock, adjusted to remove the effects of certain periods of unusual volatility not expected to recur, and adjusted based on management’s expectations of future volatility, for the life of the option or option group. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The risk free interest rate is based on recent U.S. Treasury note auction results with a similar life to that of the option. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The period expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the recent historical experience of the Company, and the expense recorded is adjusted to reflect actual forfeitures at each vesting date.

The following weighted-average assumptions were used to determine the fair value of options under SFAS 123R:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Stock Options	ESPP Options	Stock Options	ESPP Options
	(Unaudited)		(Unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	.600	.760	.600	.395
Risk-free interest rate	2.26%	3.26%	4.78%	4.84%
Expected life of options	3.5 Years	.25 Years	3.5 Years	.25 Years

The following table summarizes stock compensation expenses (in thousands):

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Stock grant expense	$395	$217
Stock option expense	260	177

Total stock compensation expense	$655	$394

Included in this total stock compensation expense were expenses related to common stock grants, options issued prior and subsequent to the adoption of SFAS 123R that continue to vest during the period, and compensation related to the Company’s ESPP. These amounts were recorded as compensation expense and were subject to the Company’s normal allocation of expenses to inventory and deferred preservation costs. The Company capitalized $19,000 and $20,000 in the three months ended March 31, 2008 and 2007, respectively, of the stock compensation expense into its deferred preservation costs and inventory costs. The Company did not recognize a tax benefit, or a related operating cash outflow and financing cash inflow, related to the compensation expense recorded in the three months ended March 31, 2008 and 2007, as the Company is maintaining a full valuation allowance on its deferred tax assets. See Note 5 for additional discussions of the Company’s income tax valuation.

As of March 31, 2008 and March 31, 2007 the Company had a total of $871,000 and $1.1 million, respectively, in total unrecognized compensation costs related to unvested stock grants, before considering the effect of expected forfeitures. This expense is expected to be recognized over each stock grant’s vesting period. As of March 31, 2008 the Company has outstanding stock grants that complete vesting in 2008, 2010, and 2011.

As of March 31, 2008 and 2007 there was approximately $2.0 million and $3.0 million, respectively, in total unrecognized compensation costs related to unvested stock options, before considering the effect of expected forfeitures. As of March 31, 2008 and 2007 this expense is expected to be recognized over a weighted average period of 1.7 years and 2.0 years, respectively.

Note 12 – Segment Information

The Company has two reportable segments organized according to its services and products: Preservation Services and Implantable Medical Devices.

The Preservation Services segment includes external services revenue from the cryopreservation of cardiac and vascular tissues and from shipments of previously cryopreserved orthopaedic tissues. The Implantable Medical Devices segment includes external revenue from product sales of BioGlue and bioprosthetic devices, including the CryoLife-O’Brien Stentless Aortic Bioprosthesis, SynerGraft processed bovine vascular grafts, and CardioWrap. There are no intersegment revenues.

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

The following table summarizes revenues, cost of preservation services and products, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenue:
Preservation services	$13,424	$12,961
Implantable medical devices	11,980	11,395
All other [a]	164	168

	25,568	24,524

Cost of Preservation Services and Products:
Preservation services	7,318	7,632
Implantable medical devices	1,992	1,948
All other [a]	—	—

	9,310	9,580

Gross Margin:
Preservation services	6,106	5,329
Implantable medical devices	9,988	9,447
All other [a]	164	168

	$16,258	$14,944

[a]	The “All other” designation includes 1) grant revenue and 2) revenues related to the licensing of the Company’s technology to a third party.

The following table summarizes net revenues by product (in thousands):

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Preservation services:
Cardiac tissue	$6,238	$4,973
Vascular tissue	6,859	6,139
Orthopaedic tissue	327	1,849

Total preservation services	13,424	12,961

Products:
BioGlue	11,887	11,163
Other implantable medical devices	93	232

Total products	11,980	11,395

All other [a]	164	168

	$25,568	$24,524

[a]	The “All other” designation includes 1) grant revenue and 2) revenues related to the licensing of the Company’s technology to a third party.

Note 13 – Commitments and Contingencies

Product Liability Claims

In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. As of April 25, 2008 two product liability lawsuits were pending against the Company with one arising out of each of the Company’s allograft heart valve and orthopaedic tissue preservation services. These lawsuits are covered by product liability insurance and are in the pre-discovery or discovery stages. Other parties have made complaints that may result in lawsuits in future periods.

The Company performed an analysis as of March 31, 2008 of the pending product liability lawsuits and other claims based on settlement negotiations to date and advice from counsel. As of March 31, 2008 the Company had accrued a total of approximately $330,000 for the pending product liability lawsuits. The $330,000 accrual was included as a component of accrued expenses and other current liabilities on the March 31, 2008 Summary Consolidated Balance Sheet. As of December 31, 2007 the Company had accrued a total of approximately $330,000 for a pending product liability lawsuit. The $330,000 accrual was included as a component of accrued expenses and other current liabilities on the December 31, 2007 Summary Consolidated Balance Sheet.

On April 1, 2008 the Company bound product liability coverage for the 2008/2009 insurance policy year. This policy is a six-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2009 and reported during the period April 1, 2008 through March 31, 2009 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured. Any punitive damage components of claims are also uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used. In January 2008 the Company retained an independent actuarial firm to perform estimates of the unreported claims as of December 31, 2007 and June 30, 2008. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

•	A ceiling of $5.0 million was selected for actuarial purposes in determining the liability per claim given the uncertainty in projecting claim losses in excess of $5.0 million,

•	The future claim reporting lag time would be a blend of the Company’s experiences and industry data,

•

The frequency of unreported claims for accident years 2001 through 2008 would be lower than the Company’s experience in the 2002/2003 policy year, but higher than the Company’s historical claim frequency prior to the 2002/2003 policy year,

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

Based on the actuarial valuation performed in January 2008 as of December 31, 2007 and June 30, 2008, the Company estimated that its liability for unreported product liability claims was $6.3 million as of December 31, 2007 and would be $6.7 million as of June 30, 2008. In accordance with Emerging Issues Task Force Issue 03-8, the Company has accrued a prorated amount of $6.5 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to March 31, 2008. The $6.5 million balance is included as a component of accrued expenses and other current liabilities of $3.2 million and other long-term liabilities of $3.3 million on the March 31, 2008 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $12.2 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of March 31, 2008, $2.5 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.5 million insurance recoverable is included as a component of other receivables of $1.2 million and other long-term assets of $1.3 million on the March 31, 2008 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to March 31, 2008. Actual results may differ from this estimate.

As of December 31, 2007 the Company accrued $6.3 million for unreported product liability claims and recorded a receivable of $2.4 million for unreported liability claims estimated to be recoverable under the Company’s insurance policies. This $6.3 million accrual was included as a component of accrued expenses and other current liabilities of $3.2 million and other long-term liabilities of $3.1 million on the December 31, 2007 Summary Consolidated Balance Sheet. The $2.4 million insurance recoverable was included as a component of other current receivables of $1.1 million and other long-term assets of $1.3 million on the December 31, 2007 Summary Consolidated Balance Sheet.

Note 14 – New Accounting Pronouncements

The Company was required to adopt SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for the fiscal year beginning January 1, 2008. SFAS 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. The adoption of SFAS 157 did not have a material affect on the Company’s results of operations or financial position.

The Company was required to adopt SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) for the fiscal year beginning January 1, 2008. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are measured differently. The Company does not expect to voluntarily implement the optional fair value measurements portions of SFAS 159 for eligible items. The adoption of SFAS 159 did not have a material affect on the Company’s results of operations or financial position.

Note 15 – Subsequent Events

In April 2008 the Company entered into an agreement to finance approximately $1.3 million in insurance premiums associated with the yearly renewal of certain of the Company’s insurance policies. The amount financed accrues interest at a 4.632% annual rate and is payable in equal monthly payments over a nine month period.

On April 17, 2008 CryoLife signed an exclusive three-year agreement with Minneapolis-based Medafor, Inc. (“Medafor”). Under terms of the agreement CryoLife will distribute Medafor’s microporous polysaccharide hemostatic agent for use in cardiac and vascular surgery in the U.S. and for cardiac, vascular and general surgery, other than orthopaedic and ear, nose and throat surgery, internationally. The unique, absorbable powder hemostat, which received CE Mark approval in 2003 and U.S. Food and Drug Administration pre-market approval in September 2006, will be distributed by CryoLife under the private label name Hemostase MPH.

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife”, the “Company”, “we”, or “us”), incorporated January 19, 1984 in Florida, develops and commercializes biomaterials and implantable medical devices, and preserves and distributes human tissues for cardiac and vascular transplant applications. The Company’s human tissues include the CryoValve® SG pulmonary human heart valve, processed using CryoLife’s proprietary SynerGraft® Technology. The Company’s biomaterials and implantable medical devices include BioGlue® Surgical Adhesive (“BioGlue”), CryoLife-O’Brien® Stentless Porcine Aortic Bioprosthesis, and ProPatch™ Soft Tissue Repair Matrix (“ProPatch”). Additionally, the Company distributes CardioWrap® for MAST BioSurgery, Inc (“MAST”).

In the quarter ended March 31, 2008, CryoLife reported revenues of $25.6 million, the highest quarterly revenues in the history of the Company. The $25.6 million in revenues included preservation services revenues of $13.4 million and BioGlue revenues of $12.0 million. In 2008 the Company also announced advances in its product offerings. In April the Company announced that it had signed an exclusive three-year agreement with Minneapolis-based Medafor, Inc. (“Medafor”) to distribute its microporous polysaccharide hemostatic agent under the private label name Hemostase MPH, in March the Company announced its first implant of the CryoValve® SG pulmonary human heart valve since it received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”), and in January the Company announced that it had signed an exclusive license agreement with Trophic Solutions, LLC (“Trophic”) to develop and market products related to the cold storage and preservation of internal organs prior to transplant. See Recent Events below for further discussion of these items, and see Results of Operations below for further discussion of the Company’s financial results during the quarter ended March 31, 2008.

Recent Events

Medafor License Agreement

On April 17, 2008 CryoLife signed an exclusive three-year agreement with Medafor. Under terms of the agreement CryoLife will distribute Medafor’s microporous polysaccharide hemostatic agent for use in cardiac and vascular surgery in the U.S. and for cardiac, vascular, and general surgery, other than orthopaedic and ear, nose and throat surgery, internationally. The unique, absorbable powder hemostat, which received CE Mark approval in 2003 and FDA pre-market approval in September 2006, will be distributed by CryoLife under the private label name Hemostase MPH.

CryoLife expects to begin distributing Hemostase MPH in the U.S. in the second quarter of 2008, except to approximately 41 hospitals for which Medafor will retain distribution rights until no later than December 31, 2008. Pursuant to the terms of the agreement, Medafor also retained the exclusive rights to distribute to U.S. Department of Defense hospitals. Outside of the U.S., CryoLife expects to begin distributing Hemostase MPH in Canada, United Kingdom, and Germany in the second quarter of 2008, with distribution in other markets beginning in 2009.

$15 Million Credit Facility

On March 26, 2008 CryoLife entered into a credit facility with General Electric Capital Corporation (“GE Capital”), which provides for up to $15 million in revolving credit for working capital, acquisitions, and other corporate purposes (“the GE Credit Agreement”). The credit agreement expires in March 2011, at which time the outstanding principal balance will be due. Amounts borrowed bear interest at LIBOR or the lender’s base rate, as defined, plus an applicable margin, and are secured by substantially all of the assets of the Company and its subsidiaries. The credit agreement includes various covenants such as minimum operating performance requirements, customary conditions on incurring new indebtedness, and prohibits payments of cash dividends on the Company’s common stock.

SynerGraft Processed Human Pulmonary Heart Valve 510(k) Clearance

On February 7, 2008 CryoLife received 510(k) clearance from the FDA for its CryoValve SG pulmonary human heart valve processed with the Company’s proprietary SynerGraft technology. CryoLife’s proprietary SynerGraft process removes donor cells and cellular remnants from the valves using a gentle hypotonic lysis and exzymatic washing step thereby creating a decellurized collagen matrix that has fewer antigens than standard processed allograft tissues. The CryoValve SG pulmonary human heart valve is indicated for the replacement of diseased, damaged, malformed, or malfunctioning native pulmonary valves. The valve can be used in conjunction with right ventricular outflow tract reconstruction procedures (“RVOT”), commonly performed in children with congenital heart defects. In addition, the valve can be used for pulmonary valve replacement during the Ross Procedure, an operation in which a patient’s defective aortic valve is removed and replaced with his own pulmonary valve. The CryoValve SG is then surgically implanted in place of the removed native pulmonary valve.

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

CryoLife began using the SynerGraft technology for the majority of its pulmonary valve processing in February of 2008 and began shipments of the CryoValve SG in March of 2008.

Trophic Solutions License Agreement

On January 8, 2008 CryoLife announced that it had signed an exclusive license agreement with Trophic to develop and market products related to the cold storage and preservation of internal organs prior to transplant. Under terms of the agreement, the Company will license from Trophic the right to develop, manufacture, and market products and processes derived from a patent owned by Trophic, which relates to solutions containing purified antimicrobial polypeptides and/or cell surface receptor binding proteins for use in the storage and preservation of internal organs prior to transplant. In early animal and human studies, the Trophic technology has shown that kidneys may be stored for up to six days prior to transplant without compromising graft function rather than three days using present cold storage solutions. These studies also indicate that the solution may reduce or eliminate the need for pumping kidneys, which may reduce the cost of maintaining and transporting kidneys for transplant. The agreement gives CryoLife the exclusive right to determine if a commercial product can be developed using the process covered by the patent for a period of one year, which may be extended for an additional ninety days. CryoLife is currently preparing further animal studies to determine if a commercial product can be developed using the Trophic patented process.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Part II, Item 8, “Note 1 of the Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the fiscal year ended December 31, 2007. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, which require the Company to make estimates and assumptions. The following are accounting policies that management believes are most important to the portrayal of the Company’s financial condition and results and may involve a higher degree of judgment and complexity.

Product Liability Claims: In the normal course of business as a medical device and services company, the Company has product liability complaints filed against it. As of April 25, 2008 two product liability lawsuits were pending against the Company with one arising out of each of the Company’s allograft heart valve and orthopaedic tissue preservation services. These lawsuits are covered by product liability insurance and are in the pre-discovery or discovery stages. Other parties have made complaints that may result in lawsuits in future periods.

The Company performed an analysis as of March 31, 2008 of the pending product liability lawsuits and other claims based on settlement negotiations to date and advice from counsel. As of March 31, 2008 the Company had accrued a total of approximately $330,000 for the pending product liability lawsuits. The $330,000 accrual was included as a component of accrued expenses and other current liabilities on the March 31, 2008 Summary Consolidated Balance Sheet. As of December 31, 2007 the Company had accrued a total of approximately $330,000 for a pending product liability lawsuit. The $330,000 accrual was included as a component of accrued expenses and other current liabilities on the December 31, 2007 Summary Consolidated Balance Sheet.

On April 1, 2008 the Company bound product liability coverage for the 2008/2009 insurance policy year. This policy is a six-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2009 and reported during the period April 1, 2008 through March 31, 2009 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured. Any punitive damage components of claims are also uninsured.

The Company maintains claims-made insurance policies to mitigate its financial exposure to product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. The Company periodically evaluates its exposure to unreported product liability claims and records accruals as necessary for the estimated cost of unreported claims related to services performed and products used. In January 2008 the Company retained an independent actuarial firm to perform estimates of the unreported claims as of December 31, 2007 and June 30, 2008. The independent firm estimated the unreported product loss liability using a frequency-severity approach, whereby projected losses were calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims were calculated based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim was calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The independent actuarial firm used a number of assumptions in order to estimate the unreported product loss liability including:

•	A ceiling of $5.0 million was selected for actuarial purposes in determining the liability per claim given the uncertainty in projecting claim losses in excess of $5.0 million,

•	The future claim reporting lag time would be a blend of the Company’s experiences and industry data,

•

The frequency of unreported claims for accident years 2001 through 2008 would be lower than the Company’s experience in the 2002/2003 policy year, but higher than the Company’s historical claim frequency prior to the 2002/2003 policy year,

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

Based on the actuarial valuation performed in January 2008 as of December 31, 2007 and June 30, 2008, the Company estimated that its liability for unreported product liability claims was $6.3 million as of December 31, 2007 and would be $6.7 million as of June 30, 2008. In accordance with Emerging Issues Task Force Issue 03-8, the Company has accrued a prorated amount of $6.5 million, representing the Company’s best estimate of the total liability for unreported product liability claims related to services performed and products sold prior to March 31, 2008. The $6.5 million balance is included as a component of accrued expenses and other current liabilities of $3.2 million and other long-term liabilities of $3.3 million on the March 31, 2008 Summary Consolidated Balance Sheet.

Further analysis indicated that the liability could be estimated to be as high as $12.2 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. Based on the actuarial valuation, the Company estimated that as of March 31, 2008, $2.5 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $2.5 million insurance recoverable is included as a component of other receivables of $1.2 million and other long-term assets of $1.3 million on the March 31, 2008 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported product liability claims related to services performed and products sold prior to March 31, 2008. Actual results may differ from this estimate.

Deferred Preservation Costs: By federal law, human tissues cannot be bought or sold. Therefore, the tissues the Company preserves and further processes cannot be held as inventory. Tissue is procured from deceased human donors by organ and tissue procurement agencies, which consign the tissue to the Company for processing, preservation, and distribution. Preservation costs consist primarily of direct labor and materials (including salary and fringe benefits, laboratory expenses, tissue procurement fees, and freight-in charges) and indirect costs (including allocations of costs from departments that support processing activities and facility allocations). Although the Company cannot own human tissue, the preservation process is a manufacturing process that is accounted for in accordance with ARB No. 43 Chapter 4, “Inventory Pricing” (“ARB 43”). Preservation costs are stated at the lower of cost or market on a first-in, first-out basis and are deferred until revenue is recognized upon shipment of the tissue to the implanting facilities. Cost of preservation services also includes idle facility expense, excessive spoilage, double freight, and rehandling costs and requires allocation of fixed production overheads to be based on the normal capacity of the production facilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs” (“SFAS 151”).

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

The Company recorded a write-down of $146,000 for the three months ended March 31, 2007 for the value of certain deferred preservation costs that exceeded market value. No write-down of deferred preservation costs has been recorded in 2008. The amount of the 2007 write-down was primarily due to excess tissue processing costs incurred in that period that exceeded market value based on then recent average service fees. Actual results may differ from these estimates.

As of March 31, 2008 deferred preservation costs consisted of $8.6 million for allograft heart valve tissues, $2.2 million for non-valved cardiac tissues, $17.9 million for vascular tissues, and $49,000 for orthopaedic tissues. As of December 31, 2007 deferred preservation costs consisted of $7.6 million for allograft heart valve tissues, $2.1 million for non-valved cardiac tissues, $17.1 million for vascular tissues, and $123,000 for orthopaedic tissues.

Deferred Income Taxes: Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets primarily as a result of write-downs of deferred preservation costs, accruals for product liability claims, and operating losses. The Company periodically assesses the recoverability of its deferred tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. Management provides a valuation allowance when, as a result of this analysis, management believes it is more likely than not that its deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets at December 31, 2007 the Company reviewed its historical operating results, including the reasons for its operating losses in prior years and uncertainties regarding projected future operating results. Based on the results of this analysis, discussed further below, at December 31, 2007 the Company determined that it was more likely than not that the Company’s deferred tax assets would not be realized. Therefore, as of December 31, 2007 the Company had a total of $28.2 million in valuation allowances against deferred tax assets and a net deferred tax liability of $27,000.

Based on the Company’s results for the year ended December 31, 2007 and its projections for 2008, the Company anticipates that it will utilize a portion of its net operating loss carryforwards in the 2008 income tax year to offset its U.S. taxable income, as it did in the 2007 and 2006 tax years. Although CryoLife is beginning to utilize its net operating loss carryforwards, the Company currently believes that a change in its determination of the recoverability of its deferred tax assets is not yet warranted. CryoLife will continue to evaluate its determination in accordance with the guidance in SFAS 109, which indicates the Company’s net losses in recent years constitute significant evidence against the recoverability of its deferred tax assets that is difficult to overcome. CryoLife will reverse the remaining valuation allowance, or a portion thereof, when and if its deferred tax assets meet the SFAS 109 “more likely than not” standard for recognition. Also, the realizability of the Company’s deferred tax assets could be limited in future periods following a change in control as mandated by Section 382 of the Internal Revenue Code of 1986, as amended, which relates to certain specified changes in control of taxpayers.

The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Impairments of Long-Lived Assets: The Company assesses the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

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

SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill resulting from business acquisitions and other non-amortizing intangible assets be subject to annual impairment testing. The Company’s non-amortizing intangible assets as of December 31, 2007 consist of trademarks and, as a result of the Company’s agreement with Regeneration Technologies, Inc. (“RTI”) and certain of its affiliates as discussed in Item 1, Note 2 of the “Notes to Summary Consolidated Financial Statements”, procurement contracts and access to the procurement of cardiac and vascular human tissues previously received by RTI. In accordance with SFAS 142, the Company performed an analysis on its non-amortizing intangible assets as of December 31, 2007. Based on the results of its analysis, the Company did not believe that an impairment existed related to its non-amortizing intangible assets as of December 31, 2007. Management will continue to evaluate the recoverability of these non-amortizing intangible assets at least on an annual basis in accordance with SFAS 142.

For the three months ended March 31, 2008 the Company did not experience any changes that would materially affect the Company’s analysis of and recoverability of any of its long-lived assets.

New Accounting Pronouncements

The Company was required to adopt SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for the fiscal year beginning January 1, 2008. SFAS 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. The adoption of SFAS 157 did not have a material affect on the Company’s results of operations or financial position.

The Company was required to adopt SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) for the fiscal year beginning January 1, 2008. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are measured differently. The Company does not expect to voluntarily implement the optional fair value measurements portions of SFAS 159 for eligible items. The adoption of SFAS 159 did not have a material affect on the Company’s results of operations or financial position.

Results of Operations

Revenues

(Tables in thousands)

	Three Months Ended March 31,
	2008	2007
Total Revenues	$25,568	$24,524

Revenues increased 4% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase in the three months ended March 31, 2008 was primarily due to an increase in BioGlue revenues and an increase in tissue preservation services revenues, as compared to the prior year period.

A detailed discussion of the change in preservation services revenues for each of the three major tissue types distributed by the Company and in BioGlue and other implantable medical device revenues is presented below.

Cardiac Preservation Services

	Three Months Ended March 31,
	2008	2007
Revenues	$6,238	$4,973
Cardiac revenues as a percentage of total revenues	24%	20%

Revenues from cardiac preservation services increased 25% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to a 26% increase in unit shipments of cardiac tissues, which increased revenues by 17%, and an increase in average service fees, which increased revenues by 8%.

The increase in cardiac volume for the three months ended March 31, 2008 was primarily due to increased shipments of non-valved cardiac tissues. The increase in shipments of non-valved cardiac tissues was a result of increased availability of these high demand tissues, which are primarily used in pediatric cardiac reconstructions. The increase in average service fees for the three months ended March 31, 2008 was primarily due to the fee increases that went into effect in January 2008 on most cardiac tissues.

The Company’s procurement of cardiac tissues, from which heart valves and non-valved cardiac tissues are processed, increased 13% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

As discussed in Recent Events above, on February 7, 2008 the Company obtained FDA clearance of its 510(k) premarket notification for the CryoValve SG. The Company began shipping the CryoValve SG in March of 2008. The Company could experience an increase in its 2008 cardiac preservation services revenues as a result of shipments of the CryoValve SG, which have a premium fee over the standard processed CryoValve. However, there can be no assurance that the CryoValve SG will continue to command premium fees or that shipments of the CryoValve SG will occur at material levels.

Vascular Preservation Services

	Three Months Ended March 31,
	2008	2007
Revenues	$6,859	$6,139
Vascular revenues as a percentage of total revenues	27%	25%

Revenues from vascular preservation services increased 12% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to an 8% increase in unit shipments of vascular tissues, which increased revenues by 8%, and an increase in average service fees, which increased revenues by 4%.

The increase in vascular volume for the three months ended March 31, 2008 was primarily due to increases in shipments of saphenous veins, due to the strong demand for saphenous veins, primarily for use in peripheral vascular reconstruction surgeries to avoid limb amputations. The increase in average service fees for the three months ended March 31, 2008 was primarily due to the fee increases that went into effect in January 2008 on most vascular tissues, including an additional fee for long segment saphenous veins.

The Company’s procurement of vascular tissues decreased 8% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Orthopaedic Preservation Services

	Three Months Ended March 31,
	2008	2007
Revenues	$327	$1,849
Orthopaedic revenues as a percentage of total revenues	1%	8%

Revenues from orthopaedic preservation services decreased 82% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to an 86% decrease in unit shipments of orthopaedic tissues, which decreased revenues by 82%.

The decrease in orthopaedic volume for the three months ended March 31, 2008 was primarily due to decreases in unit shipments of orthopaedic tissues, as a result of the limited supply of orthopaedic tissues available for shipment, resulting from the Company’s cessation of procuring and processing these tissues on January 1, 2007 and, to a lesser extent, due to declining demand for the Company’s orthopaedic tissues, as the Company is no longer actively marketing its orthopaedic preservation services.

Although CryoLife will continue to ship its existing orthopaedic tissues through June 30, 2008, pursuant to its agreement with RTI, the Company anticipates that orthopaedic service revenues for the second quarter of 2008 will be minimal due to the limited tissues available for shipment as the higher demand orthopaedic tissues and sizes are exhausted from the Company’s tissue inventories, and due to the transition of the Company’s orthopaedic tissue customers to alternative suppliers.

BioGlue

	Three Months Ended March 31,
	2008	2007
Revenues	$11,887	$11,163
BioGlue revenues as a percentage of total revenues	46%	46%

Revenues from the sale of BioGlue increased 6% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to the aggregate favorable impact of volume/product mix, which increased revenues by 3% and an increase in average selling prices, which increased revenues by 3%.

The volume/product mix impact was primarily due to a favorable product mix shift in international markets, in which increased sales of BioGlue products with higher prices offset sales decreases of lower priced products, particularly accessories. This resulted in a net revenue increase, despite a 3% decrease in the BioGlue milliliters shipped worldwide. The increase in average selling prices for the three months ended March 31, 2008 was primarily due to domestic list price increases that went into effect in January 2008.

Domestic revenues accounted for 72% of total BioGlue revenues for the three months ended March 31, 2008 and 74% of total BioGlue revenues for the three months ended March 31, 2007.

Other Implantable Medical Devices

	Three Months Ended March 31,
	2008	2007
Revenues	$93	$232
Other implantable medical device revenues as a percentage of total revenues	0%	1%

Revenues from the sale of other implantable medical devices decreased 60% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Other Revenues

	Three Months Ended March 31,
	2008	2007
Revenues	$164	$168
Other revenues as a percentage of total revenues	1%	1%

Other revenues for the three months ended March 31, 2008 and 2007 included revenues for research grants and revenues related to the licensing of the Company’s technology to a third party.

In 2005 CryoLife was awarded $930,000 in funding allocated from the U.S. Congress 2005 Defense Appropriations Conference Report (the “2005 DOD Grant”) in connection with the development of BioFoam®. Grant revenues in 2008 and 2007 are related to funding under this grant. In 2007 CryoLife was awarded $1.9 million in funding allocated from the 2006 Defense Appropriations Conference Report, (the “2006 DOD Grant”) in connection with further development of BioFoam. The 2007 Defense Appropriations Conference Report (the “2007 DOD Grant”) included approximately $1.0 million for the continued development of protein hydrogel technology for use on the battlefield. CryoLife applied for funding under this bill during 2007. The Company does not currently know if and when it will be approved to receive funding under the 2007 DOD Grant.

Through March 31, 2008 CryoLife had received a total of $1.9 million in advances on these grants and approximately $968,000 in advances is yet to be received. The Company expects to receive the final funding awarded under the 2006 DOD Grant in the second quarter of 2008. As of March 31, 2008 CryoLife had $946,000 in unspent cash advances under the grants recorded as cash and deferred revenues on the Company’s Summary Consolidated Balance Sheet.

The Company anticipates that grant revenues for 2008 could increase as compared to 2007 due to spending on BioFoam research.

Costs and Expenses

Cost of Preservation Services

	Three Months Ended March 31,
	2008	2007
Cost of preservation services	$7,318	$7,632
Cost of preservation services as a percentage of preservation services revenues	55%	59%

Cost of preservation services for the three months ended March 31, 2008 decreased primarily due to the effect of $146,000 in write-downs recorded in 2007, which did not recur in 2008, related to the Company’s non-valved cardiac tissue costs that exceeded market value. Additionally the decrease is due to the favorable effect of shipments of orthopaedic tissues in the quarter ended March 31, 2008 for which cost of preservation services, estimated to be approximately $108,000, had been recorded in prior periods. These costs were written-down in prior periods when estimates indicated that the costs of processing these tissues were not expected to be recoverable.

Cost of preservation services as a percentage of preservation services revenues for the three months ended March 31, 2008 decreased when compared to the three months ended March 31, 2007 primarily due to increases in average service fees and a favorable shift in tissue types as the less profitable fees related to orthopaedic tissue processing represented a lower percentage of the Company’s tissue shipments, and to a lesser extent, the premium related to the Company’s SynerGraft processed tissues. Cost of preservation services as a percentage of preservation services revenues for the three months ended March 31, 2008 was also favorably affected by the absence of non-valved tissue write-downs and the absence of costs related to orthopaedic tissues due to prior write-downs, as discussed above.

The Company anticipates that cost of preservation services as a percentage of preservation services revenues in 2008 may be favorably impacted by shipments of the CryoValve SG, as CryoValve SG currently has and is expected to continue to have a premium fee over the standard processed CryoValve. However, there can be no assurance that the CryoValve SG will continue to command premium fees or that shipments of the CryoValve SG will occur at material levels.

Cost of Products

	Three Months Ended March 31,
	2008	2007
Cost of products	$1,992	$1,948
Cost of products as a percentage of product revenues	17%	17%

Cost of products for the three months ended March 31, 2008 was comparable to the three months ended March 31, 2007. Cost of products as a percentage of product revenues for the three months ended March 31, 2008 was comparable to the three months ended March 31, 2007. An increase in other implantable medical devices costs as a percentage of revenues, primarily due to a write-down of other implantable medical device inventory, was largely offset by decreases in BioGlue costs as a percentage of revenues, primarily due to price increases that went into effect on the majority of BioGlue products in January 2008.

General, Administrative, and Marketing Expenses

	Three Months Ended
	March 31,
	2008	2007
General, administrative, and marketing expenses	$12,067	$12,335
General, administrative, and marketing expenses as a percentage of total revenues	47%	50%

The decrease in general, administrative, and marketing expenses for the three months ended March 31, 2008 was primarily due to a decrease in expense for postemployment benefits, partially offset by an increase in stock based compensation expense.

General, administrative, and marketing expenses for the three months ended March 31, 2007 included a charge of $686,000 for postemployment benefits. General, administrative, and marketing expenses for the three months ended March 31, 2008 included $636,000 for stock based compensation expense as compared to $374,000 for the three months ended March 31, 2007.

Research and Development Expenses

	Three Months Ended
	March 31,
	2008	2007
Research and development expenses	$1,445	$1,058
Research and development expenses as a percentage of total revenues	6%	4%

Research and development spending for the three months ended March 31, 2008 and 2007 included research on the Company’s SynerGraft® products and tissues, Protein Hydrogel Technologies (“PHT”), and tissue preservation. Research and development spending in 2008 also included research on cold storage and preservation of internal organs related to the Company’s agreement with Trophic Solutions, LLC.

SynerGraft products and tissues include the Company’s allograft and xenograft heart valves, vascular grafts, and ProPatch™ Soft Tissue Repair Matrix. PHT includes BioGlue, BioFoam, BioDisc™, and related products.

The Company anticipates that research and development expenses for 2008 will exceed 2007, primarily due to increased spending on research related to BioFoam, BioDisc, cold storage and preservation of internal organs, and SynerGraft products and tissues.

Other Costs and Expenses

Interest expense was $70,000 for the three months ended March 31, 2008, compared to $153,000 for the three months ended March 31, 2007. Interest expense for the three months ended March 31, 2008 and 2007 included interest incurred related to the Company’s prior credit agreement with Wells Fargo Foothill, Inc. as discussed in Note 6 of the “Notes to Summary Consolidated Financial Statements”, capital leases, and interest related to uncertain tax positions.

Interest income was $122,000 for the three months ended March 31, 2008, compared to $97,000 for the three months ended March 31, 2007. Interest income for the three months ended March 31, 2008 and 2007 was primarily due to interest earned on the Company’s cash, cash equivalents, and marketable securities.

The change in valuation of the embedded derivative feature of the Company’s preferred stock was zero for the three months ended March 31, 2008 as compared to income of $45,000 for the three months ended March 31, 2007. The change in valuation of the derivative for the three months ended March 31, 2007 was due to the revaluation of the derivative prior to the conversion of the Company’s preferred stock to common stock in the second quarter of 2007.

The Company’s income tax expense of $115,000 and $97,000 for the three months ended March 31, 2008 and 2007, respectively, was primarily due to estimated alternative minimum tax on the Company’s U.S. taxable income for 2007 that cannot be offset by the Company’s net operating loss carryforwards and estimated foreign taxes on income of the Company’s wholly owned European subsidiary.

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

The demand for the Company’s cardiac preservation services has historically been seasonal, with peak demand generally occurring in the second and third quarters. Management believes this trend for cardiac preservation services is primarily due to the high number of surgeries scheduled during the summer months for school aged patients, who drive the demand for a large percentage of cardiac tissues processed by CryoLife. This seasonal trend has been obscured in recent years, but the Company expects that this seasonal trend will be more apparent in future years.

The demand for the Company’s human vascular preservation services and bioprosthetic cardiac and vascular devices does not appear to be seasonal. Due to the expected decline in shipments of orthopaedic tissue, the Company does not expect seasonality trends to impact its revenues related to orthopaedic tissues, which are expected to be minimal for all future periods.

Liquidity and Capital Resources

Net Working Capital

At March 31, 2008 net working capital (current assets of $64.2 million less current liabilities of $18.9 million) was $45.3 million, with a current ratio (current assets divided by current liabilities) of 3 to 1, compared to net working capital (current assets of $65.5 million less current liabilities of $24.7 million) of $40.8 million, with a current ratio (current assets divided by current liabilities) of 3 to 1 at December 31, 2007.

The Company’s primary capital requirements for the three months ended March 31, 2008 arose out of the payment of the balance due under the Company’s prior credit agreement which expired in February 2008, general working capital needs, including annual payments of royalties and bonuses accrued in the prior year, capital expenditures for facilities and equipment, and funding of research and development projects. The Company funded its cash requirements primarily through sales and maturities of its marketable securities and its operating activities, which generated cash during the period.

Overall Liquidity and Capital Resources

In March of 2008 CryoLife entered into a credit facility with GE Capital, which provides for up to $15 million in revolving credit for working capital, acquisitions and other corporate purposes. As of March 31, 2008 the outstanding balance under this agreement was $240,000.

In January 2006 the Company engaged a financial advisor to assist the Company’s management and Board of Directors in identifying and evaluating potential strategies to enhance shareholder value. In November 2006 the Company announced that as a result of this review, the Board of Directors has directed management to actively pursue three key strategies designed to generate revenue and earnings growth in addition to continuing to focus on growing its business and leveraging its strengths and expertise in its core marketplaces. These three strategies are: (i) identify and evaluate acquisition opportunities of complementary product lines and companies; (ii) license Company technology to third parties for non-competing uses; and (iii) analyze and identify underperforming assets for potential sale or disposal. Management’s actions related to this Board directive are ongoing and any material acquisition of complementary product lines or companies would likely require additional debt or equity financing.

The Company’s cash equivalents include advance funding received under the 2005 DOD Grant and the 2006 DOD Grant for the continued development of protein hydrogel technology for use on the battlefield. As of March 31, 2008 $946,000 of cash equivalents were recorded on the Company’s Summary Consolidated Balance Sheet related to the 2006 DOD grants. These funds must be used for the specified purposes. As of April 15, 2007 per the terms of the GE Credit Agreement, the Company is maintaining cash and equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. As a result these funds would not be available to meet the Company’s liquidity needs.

The Company believes that its existing cash, cash equivalents, marketable securities, and borrowing availability will enable the Company to meet its operational liquidity needs for the next twelve months.

Product Liability Claims

As discussed in Critical Accounting Policies above, as of March 31, 2008 the Company had a $330,000 accrual for pending product liability lawsuits and claims. The timing and amount of actual future payments with respect to product liability claims is dependent on when and if judgments are rendered, and/or settlements are reached. Should payments be required, the Company’s portion of these monies would have to be paid from liquid assets. The Company continues to attempt to reach resolution of outstanding claims in order to minimize the potential cash payout.

As discussed in Critical Accounting Policies above, at March 31, 2008 the Company had accrued a total $6.5 million for the estimated costs of unreported product liability claims related to services performed and products sold prior to March 31, 2008 and had recorded a receivable of $2.5 million representing estimated amounts to be recoverable from the Company’s insurance carriers with respect to such accrued liability. Further analysis indicated that the liability could be estimated to be as high as $12.2 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. The $6.5 million accrual does not represent cash set aside. The timing of future payments related to the accrual is dependent on when and if claims are asserted, judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, these monies would have to be paid from insurance proceeds and liquid assets. Since the amount accrued is based on actuarial estimates, actual amounts required could vary significantly from this estimate.

Net Cash from Operating Activities

Net cash provided by operating activities was $352,000 for the three months ended March 31, 2008 as compared to $1.1 million for the three months ended March 31, 2007. The decrease in cash provided by operating activities from the prior year quarter was partially due to not receiving grant funding in the quarter ended March 31, 2008 as compared to the receipt of $972,000 in grant funding in the quarter ended March 31, 2007, and changes in working capital due to the timing of receipts and payments in the ordinary course of business.

The current year cash provided of $352,000 was primarily due to net income generated during the period, largely offset by the working capital needs of the Company. The Company uses the indirect method to prepare its cash flow statement, and accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items and for changes in operating assets and liabilities from the prior year end. For the three months ended March 31, 2008 the Company’s $2.8 million net income included non-cash items that generated favorable and unfavorable adjustments to net income. These included favorable adjustments of $1.1 million in depreciation and amortization expense, $634,000 in write-downs for impairment of inventory, and $655,000 in non-cash compensation, primarily related to expense for stock options and stock awards.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2008 these unfavorable changes included $2.6 million due to the buildup of deferred preservation costs and inventories, $1.2 million due to the buildup of accounts receivable, and $1.3 million due to the timing differences between the recording of accounts payable, accrued expenses, and other current liabilities and the actual payment of cash.

Net Cash from Investing Activities

Net cash provided by investing activities was $1.6 million for the three months ended March 31, 2008, as compared to $347,000 for the three months ended March 31, 2007. The current year cash provided was primarily due to $3.0 million in sales and maturities of marketable securities, partially offset by $559,000 in purchases of marketable securities, $500,000 in deposits, and $401,000 in capital expenditures.

Net Cash from Financing Activities

Net cash used by financing activities was $4.0 million for the three months ended March 31, 2008, as compared to $28,000 for the three months ended March 31, 2007. The current year cash used was primarily due to $4.6 million in principal payments on debt, partially offset by $353,000 in proceeds from debt issuance and $403,000 in proceeds from the exercise of options and the issuance of stock. The principal payments on debt were primarily due to the payoff of the balance due under the Company’s prior credit agreement which expired in February 2008.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of March 31, 2008 are as follows (in thousands):

		Remainder of
	Total	2008	2009	2010	2011	2012	Thereafter
Operating leases	$16,891	$1,790	$2,277	$2,154	$2,145	$2,188	$6,337
Compensation payments	3,035	—	1,050	—	993	992	—
Purchase commitments	1,148	1,029	119	—	—	—	—
Line of credit	240	240	—	—	—	—	—
Royalty payments	200	200	—	—	—	—	—
Capital lease obligations	127	39	53	35	—	—	—
Other obligations	600	512	65	10	10	3	—

Total contractual obligations	$22,241	$3,810	$3,564	$2,199	$3,148	$3,183	$6,337

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space rented by the Company, leases on Company vehicles, and leases on a variety of office equipment.

The line of credit obligation results from the Company’s borrowing of funds under the GE Credit Agreement. The timing of this obligation is based on the agreement’s March 25, 2011 expiration date, at which time the outstanding principal balance will be due. The table above does not include interest and fees on the line of credit, as these can vary due to changes in the level of borrowings and changes in interest rates.

The Company’s compensation payment obligations represent estimated cash payments to be made for its 2008 performance based bonus plans and estimated payments for post employment benefits for the Company’s Chief Executive Officer (“CEO”). The timing of the post employment benefits is based on the December 2010 expiration date of the CEO’s agreement. Payment of this benefit may be accelerated by a change in control or by the voluntary retirement of the CEO.

The Company’s purchase commitments include obligations from agreements with suppliers to stock certain custom raw materials needed for the Company’s processing and production and contractual payments for licensing computer software. The Company’s royalty payments are primarily related to BioGlue revenues. The Company’s capital lease obligations result from the financing of certain of the Company’s equipment.

The Company’s other obligations contain various items including payments to support research and development activities, and other items as appropriate.

The schedule of contractual obligations above excludes any estimated liability for product liabilities, as no amounts were due under contractual obligations. The schedule does not include additional payments of up to $1.2 million related to licensing of technology from a third party which are contingent upon the outcome of the Company’s research activities. The schedule of contractual obligations does not include $946,000 in advance funding received under the 2006 DOD Grant for which a specific timetable of spending has not been established and for which there are no current agreements or contracts in place. The schedule of contractual obligations above excludes any estimated liability for uncertain tax positions, currently estimated to be $2.1 million, because the Company cannot make a reasonably reliable estimate of the amount and period of related future payments as no specific assessments have been made by any taxing authorities.

The schedule of contractual obligations does not include items which became obligations to the Company from April 1, 2008 through April 25, 2008, including insurance premium obligations of $1.7 million and other obligations of $75,000. Additionally, subsequent to March 31, 2008, the Company signed an agreement containing minimum purchase recommendations in 2008, 2009, 2010, and 2011, which the Company is not contractually obligated to execute. Through April 25, 2008 the Company has committed to orders totaling $500,000 under this agreement.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2008 were $401,000 compared to $271,000 for the three months ended March 31, 2007. Planned capital expenditures for 2008 are primarily related to routine purchases of tissue processing, manufacturing, computer, and office equipment needed to support the Company’s business.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	The Company’s ability to increase, and methods for increasing, BioGlue and preserved tissue market penetration;

•	The Company’s continued use of human tissue implant data;

•	The expected benefits of surgical adhesives and sealants;

•	The Company’s plans to apply for further federal funding for the development of BioFoam;

•	The anticipated competitive advantages and potential impact on revenues of SynerGraft;

•	Expected increases in grant revenues;

•	Expectations regarding, and possible increases in the cost and retention of, future insurance coverage;

•	Current intentions not to pay cash dividends on our common stock;

•	Current intentions to retain future earnings for capital requirements;

•	Expectations regarding the use of net operating loss carryforwards,

•	Expected decreases in revenues from the distribution of orthopaedic tissue;

•	Expectations regarding the impact of CryoValve SG pulmonary heart valve on cost of preservation services as a percentage of preservation services revenues;

•	Expectations regarding capital expenditures;

•	Expected usage of SynerGraft technology;

•	Expected timing regarding availability of CryoValve SG;

•	Commercialization plans regarding ProPatch;

•	Potential BioGlue product line extensions;

•	The ability of the Company to distribute Hemostase MPH when expected;

•	The potential benefits of products licensed from Trophic Solutions;

•	Information regarding the expected SynerGraft post-clearance study;

•	The ability of BioGlue to minimize post-operative pain following hernia operations;

•	The expected outcome of lawsuits filed against the Company;

•	The Company’s estimated future liability for existing product liability lawsuits and for product liability claims incurred but not yet reported;

•	The Company’s competitive position, including the impact of price increases;

•	The receipt of governmental grants for BioFoam development;

•	Future increases in research and development expenses;

•	Competitive advantages offered by the Company’s patents, trade secrets, trademarks, and technology licensing rights;

•	Expected impact of adoption of new accounting pronouncements;

•	Expected seasonality trends;

•	Anticipated impact of changes in interest rates and foreign currency exchange rates;

•	The ability to expand the Company’s service and product offerings;

•	Those issues most likely to impact the Company’s future financial performance and cash flows;

•	The anticipated impact of the Company’s strategic plans and its ability to implement them;

•	The adequacy of the Company’s financial resources; and

•	Other statements regarding future plans and strategies, anticipated events, or trends.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risks set forth under “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2007 and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

RISKS AND UNCERTAINTIES

The risks and uncertainties which might impact the forward-looking statements and the Company, its ability to continue as a going concern, and the trading value of its common stock include concerns that:

•	The FDA has previously issued a recall of certain of our products and has the ability to inspect our facilities, suspend our operations, and issue a recall of our products in the future;

•	We have experienced operating losses and negative cash flows, and we must continue to address the underlying causes in order to continue to operate profitably and generate positive cash flows;

•	Key growth strategies identified as a result of our strategic review may not generate the anticipated benefits;

•	There are limitations on the use of our net operating loss carryforwards;

•	We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting this product;

•	We are dependent on the availability of sufficient quantities of tissue from human donors;

•	Physicians have been and may continue to be reluctant to implant our preserved tissues or use our other products;

•

Our products and the tissues we process allegedly have caused and may in the future cause injury to patients, and we have been and may be exposed to product liability claims and additional regulatory scrutiny as a result;

•	We may receive a form 483 notice of observations from the FDA and we may be unable to address the concerns raised by the FDA in such form 483;

•	SynerGraft processed pulmonary heart valves may not be accepted by the marketplace;

•	SynerGraft processed pulmonary heart valves must be shipped and implanted within one year or we will be required to discard them;

•	Our SynerGraft post-clearance study may not provide expected results;

•	Regulatory action outside of the U.S. has affected our business in the past and may also affect our business in the future;

•	Our failure to adequately comply with government regulations could result in loss of revenues and customers as well as additional compliance expense;

•	Our existing insurance policies may not be sufficient to cover our actual claims liability;

•	We may be unable to obtain adequate insurance at a reasonable cost, if at all;

•	Intense competition may affect our ability to operate profitably;

•	We may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and our new products and services may not achieve market acceptance;

•	Investments in new technologies and acquisitions of products or distribution rights may not be successful;

•	If we are not successful in expanding our business activities in international markets, we will not be able to pursue one of our strategies for increasing our revenues;

•	We are dependent on our key personnel;

•	Extensive government regulation may adversely affect our ability to develop and sell products and services;

•	Uncertainties related to patents and protection of proprietary technology may adversely affect the value of our intellectual property;

•	Future health care reimbursement methods and policies may affect the availability, amount, and timing of our revenues;

•	Rapid technological change could cause our services and products to become obsolete;

•	Trading prices for our securities have been, and may continue to be, volatile;

•	Anti-takeover provisions may discourage or make more difficult an attempt to obtain control of CryoLife; and

•	We are not likely to pay common stock dividends in the foreseeable future, and we may not be able to pay cash dividends on our capital stock due to legal restrictions and lack of liquidity;

•	The Company may not be able to effectively leverage its existing sales force to sell Hemostase MPH;

•	Surgeons may not chose to utilize Hemostase MPH;

•	Hemostase MPH may not perform as expected or provide all expected benefits;

•	The Company may not be able to maintain the required Adjusted EBITDA levels or other borrowing conditions under its credit facility;

•

There is no guarantee that the credit facility will provide the Company with sufficient resources to pursue strategic opportunities that may arise, and as a result additional financing activities may be required; and

•

While the Company currently expects that its aggregate borrowing capacity under the GE Credit Agreement will equal $15.0 million, there can be no assurance that the borrowing capacity will remain at this level.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $12.3 million as of March 31, 2008. A 10% adverse change in interest rates as compared to the rates experienced by the Company in the three months ended March 31, 2008, affecting the Company’s cash and cash equivalents would not have a material impact on the Company’s financial position, results of operations, or cash flows.

Foreign Currency Exchange Rate Risk

The Company has balances, such as cash, accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. dollar equivalent of cash or funds that the Company will receive in payment for assets or that the Company would have to pay to settle liabilities. As a result the Company could be required to record these changes as gains or losses on foreign currency translation. A 10% adverse change in foreign currency rates as compared to the rates on March 31, 2008 affecting the Company’s balances denominated in foreign currencies would not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Based upon the Company’s most recent disclosure controls evaluation as of March 31, 2008, the CEO and CFO have concluded that the Company’s disclosure controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2008 there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

The Company’s most recent Form 10-K was filed February 21, 2008. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K in response to Part I, Item 1A of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

The following table provides information about purchases by the Company during the quarter ended March 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
01/01/08 – 01/31/08	5,974	$8.36	—	—
02/01/08 – 02/29/08	3,485	9.75	—	—
03/01/08 – 03/31/08	12,260	9.75	—	—

Total	21,719	$9.37	—	—

The Company currently has no stock repurchase program, publicly announced or otherwise. The common shares shown were tendered to the Company in payment of the exercise price of outstanding options.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other information.

None.

Item 6.	Exhibits.

The exhibit index can be found below.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 2007.)

3.2	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed August 1, 2007.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.1*†

Credit Agreement by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, letter of credit issuer, and agent for all lenders, and GE Capital Markets, Inc. as sole lead arranger and bookrunner.

10.2*	Form of Grant pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan.

10.3*	Summary of Revised Salaries for Named Executive Officers.

10.4

Form of Incentive Employee Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2008.)

10.5

Form of Non-Qualified Employee Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2008.)

31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYOLIFE, INC. (Registrant)

/s/ STEVEN G. ANDERSON	/s/ D. ASHLEY LEE
STEVEN G. ANDERSON	D. ASHLEY LEE
Chairman, President, and Chief Executive Officer (Principal Executive Officer)	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial and Accounting Officer)

April 30, 2008
DATE