Form 10-Q
period 2009-03-31
CRYOLIFE INC
filed 2009-04-30
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition Period from              to

Commission File Number: 1-13165

CRYOLIFE, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2417093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1655 Roberts Boulevard, NW,

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2009
Common Stock, $0.01 par value per share	28,269,320 shares

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,

	2009	2008

	(Unaudited)
Revenues:
Preservation services	$13,548	$13,424
Products	12,945	11,980
Other	195	164

Total revenues	26,688	25,568

Costs of preservation services and products:
Preservation services	7,491	7,318
Products	1,962	1,992

Total cost of preservation services and products	9,453	9,310

Gross margin	17,235	16,258

Operating expenses:
General, administrative, and marketing	12,748	12,067
Research and development	1,026	1,445

Total operating expenses	13,774	13,512

Operating income	3,461	2,746

Interest expense	49	70
Interest income	(43)	(122)
Other expense (income), net	152	(82)

Income before income taxes	3,303	2,880
Income tax expense	1,354	115

Net income	$1,949	$2,765

Income per common share:
Basic	$0.07	$0.10

Diluted	$0.07	$0.10

Weighted average common shares outstanding:
Basic	28,009	27,566

Diluted	28,230	28,002

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2009	December 31, 2008

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,182	$17,201
Restricted securities	565	562
Receivables, net	15,166	13,999
Deferred preservation costs	35,769	34,913
Inventories	7,306	7,077
Deferred income taxes	5,126	4,896
Prepaid expenses and other current assets	1,215	1,719

Total current assets	83,329	80,367

Property and equipment, net	16,195	16,438
Patents, net	3,861	3,771
Trademarks and other intangibles, net	2,894	2,952
Deferred income taxes	15,199	16,499
Restricted money market funds	5,000	5,000
Other long-term assets	916	968

TOTAL ASSETS	$127,394	$125,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,224	$3,270
Accrued compensation	2,587	3,850
Accrued procurement fees	3,836	4,473
Deferred income	2,032	1,592
Deferred income taxes	339	391
Accrued expenses and other current liabilities	7,449	7,421

Total current liabilities	19,467	20,997

Deferred income taxes	903	919
Line of credit	315	315
Other long-term liabilities	4,500	4,438

Total liabilities	25,185	26,669

Shareholders’ equity:
Preferred stock	—	—
Common stock (issued shares of 29,204 in 2009 and 29,102 in 2008)	292	291
Additional paid-in capital	125,676	124,744
Retained deficit	(18,124)	(20,073)
Accumulated other comprehensive loss	(68)	(80)
Treasury stock at cost (shares of 957 in 2009 and 955 in 2008)	(5,567)	(5,556)

Total shareholders’ equity	102,209	99,326

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$127,394	$125,995

See accompanying notes to summary consolidated financial statements.

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Net cash from operating activities:
Net income	$1,949	$2,765

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of property and equipment	1,052	1,108
Write-down of deferred preservation costs and inventory	—	634
Excess tax benefit from stock-based compensation	(142)	—
Deferred income taxes	1,002	37
Non-cash compensation	666	655
Other non-cash adjustments to income	48	(16)

Changes in operating assets and liabilities:
Trade and other receivables	(1,101)	(1,227)
Income taxes	307	44
Deferred preservation costs and inventories	(1,085)	(2,603)
Prepaid expenses and other assets	541	285
Accounts payable, accrued expenses and other liabilities	(1,643)	(1,330)

Net cash flows provided by operating activities	1,594	352

Net cash from investing activities:
Capital expenditures	(679)	(401)
Deposits	—	(500)
Purchases of marketable securities	—	(559)
Sales and maturities of marketable securities	—	3,000
Other	(189)	32

Net cash flows (used in) provided by investing activities	(868)	1,572

Net cash from financing activities:
Proceeds from debt issuance	—	353
Principal payments of debt	—	(4,582)
Principal payments on capital leases and short-term note payable	(13)	(10)
Excess tax benefit from stock-based compensation	142	—
Proceeds from exercise of stock options and issuance of common stock	114	403
Purchase of treasury stock	—	(204)

Net cash flows provided by (used in) financing activities	243	(4,040)

Increase (decrease) in cash and cash equivalents	969	(2,116)

Effect of exchange rate changes on cash	12	(19)
Cash and cash equivalents, beginning of period	17,201	14,460

Cash and cash equivalents, end of period	$18,182	$12,325

See accompanying notes to summary consolidated financial statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc., and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2008 has been derived from audited financial statements and the accompanying unaudited summary consolidated financial statements as of and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (of normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Cash Equivalents and Marketable Securities

The following is a summary of cash equivalents and marketable securities (in thousands):

	Cost Basis	Unrealized Holding Gains (Losses)	Estimated Market Value

March 31, 2009 (Unaudited):
Cash equivalents:
Money market funds	$14,678	$—	$14,678

Marketable securities:
Restricted government entity sponsored debt securities	$565	$—	$565
Restricted money market funds, long-term	$5,000	$—	$5,000

December 31, 2008:
Cash equivalents:
Money market funds	$14,372	$—	$14,372

Marketable securities:
Restricted government entity sponsored debt securities	$562	$—	$562
Restricted money market funds, long-term	$5,000	$—	$5,000

There were no gross realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2009 and 2008. At March 31, 2009 all of the Company’s marketable securities had a maturity date within 90 days. At December 31, 2008 all of the Company’s marketable securities had a maturity date between 90 days and one year.

As of March 31, 2009 approximately $17.4 million of the Company’s money market funds and restricted money market funds were guaranteed under the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds. In this program the U.S. Treasury guarantees that the value of the participating money market fund shares will not fall below $1 per share through September 18, 2009 for shares held as of close of business on September 19, 2008.

3. Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2009	December 31, 2008

	(Unaudited)
Raw materials	$4,334	$4,418
Work-in-process	538	616
Finished goods	2,434	2,043

Total inventories	$7,306	$7,077

4. Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets primarily as a result of write-downs of deferred preservation costs, accruals for tissue processing and product liability claims, and operating losses.

The Company periodically assesses the recoverability of its deferred tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. Management provides a valuation allowance against the deferred tax asset when, as a result of this analysis, management believes it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company assessed the recoverability of its deferred tax assets and the appropriate levels of the valuation allowance in accordance with SFAS No. 109, as of December 31, 2008. In conducting this assessment, management considered a variety of factors, including the Company’s operating profits for the years ended December 31, 2008 and 2007, the reasons for the Company’s operating losses in prior years, and management’s judgment as to the likelihood of continued profitability and expectations of future performance, as well as other factors. Based on this analysis, as of December 31, 2008 the Company determined that maintaining a full valuation allowance on its deferred tax assets was no longer appropriate.

As a result, on December 31, 2008 the Company recorded a tax benefit of $20.1 million to reverse substantially all of the valuation allowance on its deferred tax assets. The Company continues to maintain valuation allowances on a portion of its deferred tax assets, primarily related to state tax net operating loss carryforwards that the Company does not believe it will be able to utilize based on its projections of profitability in certain states and state carryforward rules and limitations. In future periods, the Company will assess the recoverability of its deferred tax assets as necessary when the Company experiences changes that could materially affect its prior determination of the recoverability of its deferred tax assets.

During the three months ended March 31, 2009, the Company did not experience any changes that caused it to reassess the recoverability of its deferred tax assets. As of March 31, 2009 the Company had a total of $2.8 million in valuation allowances against deferred tax assets, primarily related to state net operating loss carryforwards, and a net deferred tax asset of $19.1 million. As of December 31, 2008 the Company had a total of $2.8 million in valuation allowances against deferred tax assets, primarily related to state net operating loss carryforwards, and a net deferred tax asset of $20.1 million.

The realizability of the Company’s deferred tax assets could be limited in future periods following a change in control as mandated by Section 382 of the Internal Revenue Code of 1986, as amended, which relates to certain specified changes in control of taxpayers. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

5. Debt

On March 26, 2008 CryoLife entered into a credit agreement with GE Capital as lender (the “GE Credit Agreement”). The GE Credit Agreement provides for a revolving credit facility in an aggregate amount not to exceed the initial commitment of $15.0 million (including a letter of credit subfacility of up to an aggregate of $1.5 million). The initial commitment may be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. While the Company currently expects that its aggregate borrowing capacity under the GE Credit Agreement will equal $15.0 million, there can be no assurance that the borrowing capacity will remain at this level. Also, if the current global financial and credit liquidity crisis continues, GE Capital may be unable or unwilling to lend money pursuant to this agreement.

The GE Credit Agreement places limitations on the amount that the Company may borrow, and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio, (ii) maintain a minimum adjusted earnings before extraordinary gains, interest, taxes, depreciation, and amortization as of specified dates, and (iii) not make or commit capital expenditures in excess of a defined limitation. Further, as of April 15, 2008 as required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. These amounts are recorded as long-term restricted money market funds on the Company’s Summary Consolidated Balance Sheets, as they are restricted for the term of the GE Credit Agreement. The GE Credit Agreement also includes customary conditions on incurring new indebtedness and prohibits payments of cash dividends on the Company’s common stock. There is no restriction on the payment of stock dividends. Commitment fees are paid based on the unused portion of the facility. The GE Credit Agreement expires on March 25, 2011, at which time the outstanding principal balance will be due. As of March 31, 2009 the Company was in compliance with the covenants of the GE Credit Agreement.

Amounts borrowed under the GE Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest at either LIBOR plus 3.25% or GE Capital’s base rate, as defined, plus 2.25%, as applicable. As of March 31, 2009 the outstanding balance of the GE Credit Agreement was $315,000, the aggregate interest rate was 5.50%, and the remaining availability was $14.7 million.

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

The Company routinely enters into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies. In April 2008 the Company entered into such an agreement to finance approximately $1.3 million in insurance premiums. The amount financed accrued interest at a 4.632% annual rate and was payable in equal monthly payments over a nine month period. As of March 31, 2009 and December 31, 2008 the aggregate outstanding balance under this agreement was zero.

The Company had an irrevocable standby letter of credit of $500,000 outstanding as of March 31, 2009 and December 31, 2008. The letter of credit is maintained as collateral for the deductible related to one of the Company’s tissue processing and product liability insurance policies and is secured by certain marketable securities.

6. Comprehensive Income

The following is a summary of comprehensive income (in thousands):

	Three Months Ended March 31,

	2009	2008

	(Unaudited)
Net income	$1,949	$2,765
Change in unrealized loss on investments	—	(3)
Translation adjustment	12	(21)

Comprehensive income	$1,961	$2,741

The tax effect on the change in unrealized loss on investments and the translation adjustment is zero for each period presented.

Components of accumulated other comprehensive loss consist of the following (in thousands):

	March 31, 2009	December 31, 2008

	(Unaudited)
Translation adjustment	$(68)	$(80)

Total accumulated other comprehensive loss	$(68)	$(80)

7. Income per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data) in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”). The Company considers, as applicable, the effect of its common stock options, contingently returnable shares, and contingent stock awards, as discussed in Note 8, in the calculation of diluted weighted-average shares below.

	Three Months Ended March 31,

	2009	2008

	(Unaudited)
Numerator for basic income per common share:
Net income	$1,949	$2,765

Denominator for basic income per common share:
Basic weighted-average common shares	28,009	27,566

Basic income per common share	$0.07	$0.10

Numerator for diluted income per common share:
Net income	$1,949	$2,765

Denominator for diluted income per common share:
Basic weighted-average common shares	28,009	27,566
Effect of dilutive stock options	142	366
Effect of contingently returnable shares [a]	79	40
Effect of contingent stock awards [b]	—	30

Adjusted weighted-average common shares	28,230	28,002

Diluted income per common share	$0.07	$0.10

[a]	Contingently returnable shares include shares of common stock issued pursuant to stock grants which have not yet vested and are returnable to the Company upon forfeiture.

[b]

Contingent stock awards in 2008 included shares that were expected to be issued pursuant to performance based bonus plans that were approved by the Compensation Committee of the Company’s Board of Directors. There are no contingent stock awards expected to be issued in 2009 due to the current intent of the Company’s Board of Directors to pay 2009 performance based bonuses in cash.

In future periods basic and diluted earnings per common share are expected to be affected by the fluctuations in the fair value of the Company’s common stock, the exercise and issuance of additional stock options, and contingently returnable shares.

8. Stock Compensation

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

Stock Grants

During the quarter ended March 31, 2009 the Compensation Committee of the Company’s Board of Directors authorized grants of stock from approved stock incentive plans to certain Company executives and officers totaling 87,000 shares of common stock, which had an aggregate value of $717,000.

During the quarter ended March 31, 2008 the Compensation Committee of the Company’s Board of Directors authorized grants of stock from approved stock incentive plans to certain Company executives, officers, and managers totaling 125,000 shares of common stock, which had an aggregate value of $1.2 million. These stock grants included 81,000 shares of common stock valued at

$786,000 issued as part of the 2007 performance-based bonus plans for certain Company executives, officers, and managers. The Company recorded the expense related to the 2007 performance-based bonus plans during the year ended December 31, 2007.

Stock Options

The Compensation Committee of the Company’s Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company executives and employees totaling 438,000 and 333,000 shares during the quarters ended March 31, 2009 and 2008, respectively, with exercise prices equal to the stock prices on the respective grant dates.

Employees purchased common stock totaling 14,000 and 10,000 shares in the quarters ended March 31, 2009 and 2008, respectively, through the Company’s ESPP.

Stock Compensation Expense

The Company uses the Black-Scholes model to value its stock option grants under SFAS No. 123 Revised “Share-Based Payment” (“SFAS 123R”) and expenses the related compensation cost using the straight-line method over the vesting period. The period expense is then determined based on the valuation of the options and, at that time, an estimated forfeiture rate is used to reduce the expense recorded. Stock grants and stock options are valued based on the stock price as of each grant date and are recorded as an expense on the Company’s Summary Consolidated Statements of Operations over the respective vesting periods. The fair value of the Company’s ESPP options is also determined using the Black-Scholes model and is expensed quarterly at the end of the purchase period, as the option is fully vested at that time.

The following weighted-average assumptions were used to determine the fair value of options under SFAS 123R:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Stock Options ESPP Options		Stock Options ESPP Options
	(Unaudited)		(Unaudited)
Expected life of options	4.0 Years	.25 Years	3.5 Years	.25 Years
Expected stock price volatility	.650	1.035	.600	.760
Risk-free interest rate	1.51%	0.08%	2.26%	3.26%

The following table summarizes stock compensation expenses (in thousands):

	Three Months Ended March 31,
	2009 2008
	(Unaudited)
Stock grant expense	$218	$395
Stock option expense	448	260

Total stock compensation expense	$666	$655

Included in this total stock compensation expense were expenses related to common stock grants, options issued prior and subsequent to the adoption of SFAS 123R that continue to vest during the period, and compensation related to the Company’s ESPP. These amounts were recorded as compensation expense and were subject to the Company’s normal allocation of expenses to inventory and deferred preservation costs. The Company capitalized $59,000 and $19,000 in the three months ended March 31, 2009 and 2008, respectively, of the stock compensation expense into its deferred preservation costs and inventory costs.

As of March 31, 2009 the Company had a total of $1.3 million in total unrecognized compensation costs related to unvested stock grants, before considering the effect of expected forfeitures. This expense is expected to be recognized over each stock grant’s vesting period. As of March 31, 2009 the Company has outstanding stock grants that complete vesting in 2009, 2010, 2011, and 2012. As of March 31, 2009 there was approximately $3.8 million in total unrecognized compensation costs related to unvested stock options, before considering the effect of expected forfeitures. As of March 31, 2009 this expense is expected to be recognized over a weighted average period of 3.2 years.

9. Segment Information

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

The following table summarizes revenues cost of preservation services and products, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
	2009 2008
	(Unaudited)
Revenue:
Preservation services	$13,548	$13,424
Medical devices	12,945	11,980
All other [a]	195	164

	26,688	25,568

Cost of Preservation Services and Products:
Preservation services	7,491	7,318
Medical devices	1,962	1,992

	9,453	9,310

Gross Margin:
Preservation services	6,057	6,106
Medical devices	10,983	9,988
All other [a]	195	164

	$17,235	$16,258

The following table summarizes net revenues by product (in thousands):

	Three Months Ended March 31,
	2009 2008
	(Unaudited)
Preservation services:
Cardiac tissue	$5,592	$6,238
Vascular tissue	7,871	6,859
Orthopaedic tissue	85	327

Total preservation services	13,548	13,424

Products:
BioGlue	11,764	11,887
Hemostase	1,110	—
Other medical devices	71	93

Total products	12,945	11,980

All other [a]	195	164

	$26,688	$25,568

[a]

For the three months ended March 31, 2009, the “All other” designation includes grant revenue. For the three months ended March 31, 2008, the “All other” designation includes 1) grant revenue and 2) revenues related to the licensing of the Company’s technology to a third party.

10. Commitments and Contingencies

Liability Claims

In the normal course of business, the Company has tissue processing and product liability complaints filed against it. As of April 24, 2009 one tissue processing liability lawsuit was pending against the Company arising out of the allograft orthopaedic tissue preservation services previously provided by the Company. Management believes this lawsuit is covered by liability insurance, although any punitive damages that may be awarded are uninsured. This lawsuit is currently in the discovery stage and expert witnesses are also being deposed. Other parties have made complaints that may result in lawsuits in future periods.

Based on an analysis the Company performed as of March 31, 2009 and December 31, 2008, the Company accrued a total of approximately $330,000 for the pending tissue processing liability lawsuit. The $330,000 accrual was included as a component of accrued expenses on the March 31, 2009 and December 31, 2008 Summary Consolidated Balance Sheets.

On April 1, 2009 the Company bound liability coverage for the 2009/2010 insurance policy year. This policy is a seven-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2010 and reported during the period April 1, 2009 through March 31, 2010 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured. Any punitive damage components of claims are also uninsured.

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

The Company estimated that its liability for unreported tissue processing and product liability claims was $4.5 million as of March 31, 2009. The $4.5 million balance is included as a component of accrued expenses of $2.3 million and other long-term liabilities of $2.2 million on the March 31, 2009 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $9.5 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. The Company estimated that as of March 31, 2009, $1.6 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $1.6 million insurance recoverable is included as a component of receivables of $800,000 and other long-term assets of $800,000 on the March 31, 2009 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported liability claims related to services performed and products sold prior to March 31, 2009. Actual results may differ from this estimate.

The Company believes that the assumptions it uses to determine its unreported loss liability provide a reasonable basis for its calculation but the accuracy of the estimates is limited by the general uncertainty that exists for any estimate of future activity due to uncertainties surrounding the assumptions used and due to Company specific conditions and the scarcity of industry data directly relevant to the Company’s business activities. Due to these factors, actual results may differ significantly from the assumptions used and amounts accrued.

As of December 31, 2008 the Company accrued $4.4 million for unreported tissue processing and product liability claims and recorded a receivable of $1.5 million for unreported liability claims estimated to be recoverable under the Company’s insurance policies. This $4.4 million accrual was included as a component of accrued expenses and other current liabilities of $2.2 million and other long-term liabilities of $2.2 million on the December 31, 2008 Summary Consolidated Balance Sheet. The $1.5 million insurance recoverable was included as a component of receivables of $700,000 and other long-term assets of $800,000 on the December 31, 2008 Summary Consolidated Balance Sheet.

11. New Accounting Pronouncements

The Company was required to adopt SFAS No. 141R, “Business Combinations” (“SFAS 141R”), on January 1, 2009. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141R did not have an effect on the financial position, profitability, or cash flows of the Company upon adoption.

12. Subsequent Events

Debt

The Company routinely enters into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies. In April 2009 the Company entered into such an agreement to finance approximately $1.3 million in insurance premiums. The amount financed accrues interest at a 3.695% annual rate and is payable in equal monthly payments over a nine month period.

Legal Proceedings

On April 29, 2009 the Company filed a lawsuit against Medafor, Inc. (“Medafor”) in the U.S. District Court for the Northern District of Georgia alleging claims for, among other things, breach of contract, fraud, negligent misrepresentation, and violations of Georgia Racketeer Influenced and Corrupt Organizations Act (“Georgia RICO”). The lawsuit arises out of a distribution agreement between the parties, pursuant to which the Company has the right to distribute Hemostase, a product manufactured by Medafor. The distribution agreement gives the Company exclusive rights to market and distribute Hemostase in all applications in cardiac and vascular surgery in most of the U.S. and for all cardiac and vascular surgeries and most other types of general surgery applications in much of the rest of the world.

The Company’s lawsuit alleges that Medafor, contrary to its representations in the agreement, had numerous exclusive distribution agreements regarding Hemostase with other distributors in the U.S. and internationally, allowing them to market and distribute Hemostase in the territory and field given exclusively to the Company. Medafor is alleged to have knowingly and purposefully withheld from the Company disclosure of these competing agreements and to have intentionally misrepresented to the Company that no such contracts existed or that they had been terminated. The lawsuit also alleges that Medafor has failed to take reasonable steps to prevent other distributors from distributing Hemostase in the Company’s field and exclusive territory, and that Medafor breached its contractual obligation to prevent competing products from violating Medafor’s intellectual property rights in Hemostase, thereby impairing the value of the Company’s exclusive distributorship.

The Company alleges that it brought these transgressions to Medafor’s attention on numerous occasions and attempted to work with Medafor to secure its compliance with the terms of the parties’ agreement, but to little avail. Medafor’s actions are alleged to have deprived the Company of significant sales volume and to have impaired and delayed the Company’s development of relationships with customers in its exclusive territory.

The Company seeks to recover its damages from Medafor, accompanied by preliminary and permanent injunctive relief, punitive damages, treble damages for violation of Georgia RICO, and reimbursement of its attorneys’ fees. The scope of the Company’s actual damages will be based on, among other things, the value of sales by other distributors to customers who belonged exclusively to the Company, as well as lost sales opportunities due to confusion in the market caused by Medafor, and costs incurred by the Company in enforcing its rights under its contract with Medafor. The amount of these damages will be determined through discovery in the lawsuit. No trial date has been set.

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated January 19, 1984 in Florida, preserves and distributes human tissues for cardiac and vascular transplant applications and develops and commercializes medical devices. The human tissue distributed by the Company includes the CryoValve® SG pulmonary heart valve (“CryoValve SG”), processed using CryoLife’s proprietary SynerGraft® technology. The Company’s medical devices include BioGlue® Surgical Adhesive (“BioGlue”) and Hemostase, which the Company distributes for a third party, as well as other medical devices.

In January 2009 CryoLife achieved an industry milestone when it received tissue from its 100,000th individual donor. Since 1984, through the generosity of donor families and with the support of the organ and tissue procurement organizations, CryoLife has been able to provide more than 160,000 cryopreserved tissues for transplant. For the quarter ended March 31, 2009 CryoLife’s revenues increased 4% over the prior year quarter. Also during the quarter, revenues from the sale of Hemostase exceeded the $1 million mark for the first time, increasing 38% over the fourth quarter of 2008. See the “Results of Operations” section below for additional analysis of the first quarter 2009 results.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Part II, Item 8, Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2008. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, which require the Company to make estimates and assumptions. The Company did not experience any significant changes during the quarter ended March 31, 2009 in its Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

The Company was required to adopt SFAS No. 141R, “Business Combinations” (“SFAS 141R”), on January 1, 2009. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141R did not have an effect on the financial position, profitability, or cash flows of the Company upon adoption.

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended March 31,		Revenues as a Percentage of Total Revenues for the Three Months Ended March 31,
	2009	2008	2009	2008

	(Unaudited)
Preservation services:
Cardiac tissue	$5,592	$6,238	21%	24%
Vascular tissue	7,871	6,859	30%	27%
Orthopaedic tissue	85	327	—%	1%

Total preservation services	13,548	13,424	51%	52%

Products:
BioGlue	11,764	11,887	44%	47%
Hemostase	1,110	—	4%	—%
Other medical devices	71	93	—%	—%

Total products	12,945	11,980	48%	47%

Other	195	164	1%	1%

Total	$26,688	$25,568	100%	100%

Revenues increased 4% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. A detailed discussion of the change in preservation services revenues for each of the major tissue types distributed by the Company, the change in BioGlue revenues, and the change in Hemostase revenues for the three months ended March 31, 2009 is presented below.

Cardiac Preservation Services

Revenues from cardiac preservation services decreased 10% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease was primarily due to the aggregate impact of a 20% decrease in unit shipments of cardiac tissues partially offset by the favorable effect of tissue mix, which together decreased revenues by 11%, partially offset by an increase in average service fees, which increased revenues by 1%.

The decrease in revenues from the net effect of volume and tissue mix for the three months ended March 31, 2009 was primarily due to a decrease in shipments of standard processed pulmonary valves. This decrease in standard processed pulmonary valve shipments was largely offset by an increase in shipments of the CryoValve SG pulmonary valve. The remaining cardiac volume decrease was primarily due to a decrease in shipments of non-valved cardiac tissues and aortic valves.

Management believes that there has not been a corresponding decrease in the number of procedures in which the Company’s aortic and pulmonary valves could be utilized. However, management believes that due to the current economic conditions and their constraining effect on hospital budgets, hospitals are decreasing the number of valved cardiac tissues they keep on hand for urgent procedures. The decrease in shipments of non-valved cardiac tissues was primarily due to the timing of releases of these tissues, which are in high demand for pediatric surgeries. The increases in average service fees for the three months ended March 31, 2009 was primarily due to the routine expiration or renegotiation of fee contracts with certain customers.

The Company’s procurement of cardiac tissues, from which heart valves and non-valved cardiac tissues are processed, decreased 21% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. As a part of the normal course of business, CryoLife routinely adjusts its criteria for accepting incoming tissue based on certain variables. These variables include the likelihood that certain tissues will pass the Company’s quality controls and testing processes, changes in demand for certain types of tissues processed by the Company, changes in incoming tissue availability, and the level of tissues currently available for shipment. The decrease in cardiac procurement for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily the result of changes in tissue acceptance criteria made during 2008. If these changes remain in effect, the Company believes that cardiac procurement will continue at these reduced levels in 2009 as compared to prior year periods. However, the Company may continue to make changes in incoming tissue acceptance criteria, and as a result the Company’s level of procurement may continue to vary from quarter-to-quarter and year-to-year. The Company believes that its existing cardiac tissues available for shipment and current procurement levels are sufficient to support anticipated future demand for cardiac tissues for the reasonably foreseeable future.

The Company may continue to experience a decrease in cardiac valve shipments in 2009 as compared to the prior year. The Company believes that the trend of decreasing cardiac valve shipments will reverse sometime during 2009 as hospitals begin to find it necessary to replenish on-hand tissues at these reduced levels. However, there can be no assurance that this trend will reverse. The Company believes that shipments of the CryoValve SG will continue to have a premium fee over the standard processed CryoValve. However, there can be no assurance that the CryoValve SG will continue to command premium fees or that shipments of the CryoValve SG will continue to occur at material levels.

Vascular Preservation Services

Revenues from vascular preservation services increased 15% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was primarily due to a 15% increase in unit shipments of vascular tissues.

The increase in vascular volume for the three months ended March 31, 2009 was due to increases in shipments of each of the types of vascular tissues processed by the Company. The largest volume increases were in saphenous veins, which increased due to the strong demand for these tissues, primarily for use in peripheral vascular reconstruction surgeries to avoid limb amputations.

The Company’s procurement of vascular tissues decreased 19% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. As a part of the normal course of business, CryoLife routinely adjusts its criteria for accepting incoming tissue based on certain variables. These variables include the likelihood that certain tissues will pass the Company’s quality controls and testing processes, changes in demand for certain types of tissues processed by the Company, changes in incoming tissue availability, and the level of tissues currently available for shipment. The decrease in vascular procurement in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, was primarily the result of changes in tissue acceptance criteria made during 2008. If these changes remain in effect, the Company believes that vascular procurement will continue at these reduced levels in 2009 as compared to the prior year periods. However, the Company may continue to make changes in incoming tissue acceptance criteria, and as a result the Company’s level of procurement may continue to vary from quarter-to-quarter and year-to-year. The Company believes that its existing vascular tissues available for shipment and current procurement levels are sufficient to support anticipated future demand for vascular tissues for the reasonably foreseeable future.

BioGlue

Revenues from the sale of BioGlue decreased 1% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease was primarily due to the unfavorable impact of foreign exchange, which reduced revenues by 3%, and by the net unfavorable effect of BioGlue sales volume, which decreased revenues by 1%, partially offset by an increase in average selling prices, which increased revenues by 3%.

The unfavorable impact of foreign exchange for the three months ended March 31, 2009 was due to changes in the exchange rates between the U.S. Dollar and both the British Pound and the Euro in the first quarter of 2009 as compared to the first quarter of 2008. The Company’s sales of BioGlue through its direct sales force to United Kingdom hospitals are denominated in British Pounds and its sales to German hospitals and certain distributors are denominated in Euros.

The net unfavorable effect of BioGlue sales volume for the three months ended March 31, 2009 was primarily due to a decrease in shipments of BioGlue in domestic markets, largely offset by an increase in BioGlue shipments in international markets. Overall, BioGlue milliliters shipped increased by 2%. However, since domestic BioGlue shipments have a higher per milliliter price point than international BioGlue shipments, the net impact was a 1% decrease in revenues.

The increase in average selling prices for the three months ended March 31, 2009 was primarily due to domestic list price increases on certain BioGlue products that went into effect in January 2009 and the routine expiration or renegotiation of pricing contracts with certain domestic customers.

Domestic revenues accounted for 72% of total BioGlue revenues in both of the three month periods ended March 31, 2009 and 2008. The majority of the Company’s international BioGlue revenues are denominated in British Pounds and Euros, and as such are sensitive to changes in exchange rates. In addition, a portion of the Company’s U.S. Dollar-denominated BioGlue sales are made to customers in other countries who must convert local currencies into U.S. Dollars in order to purchase BioGlue. As a result the Company’s revenues in 2009 could continue to be negatively impacted by changes in exchange rates from the weighted average exchange rates experienced by the Company in 2008 and by declining demand from foreign customers who may be impacted by the higher price of BioGlue in their native currencies caused by the changes in exchange rates.

Hemostase

Revenues from the sale of Hemostase for the three months ended March 31, 2009 are a result of CryoLife’s marketing and distribution of Hemostase, which began in the second quarter of 2008. Revenues from Hemostase could be adversely impacted by the Company’s lawsuit with Medafor. See Part II, Item 1, “Legal Proceedings.”

Other Revenues

Other revenues for the three months ended March 31, 2009 included revenues from research grants. Other revenues for the three months ended March 31, 2008 included revenues from research grants and revenues related to the licensing of the Company’s technology to a third party.

As of March 31, 2009 CryoLife has been awarded a total of $5.4 million in funding allocated from U.S. Congress Defense Appropriations Conference Reports in 2005 through 2008, collectively the (“DOD Grants”), which includes $1.7 million awarded in March of 2009. The DOD Grants were awarded to CryoLife for the development of protein hydrogel technology, which the Company is currently developing for use in organ sealing. Grant revenues in 2009 and 2008 are related to funding under the DOD Grants.

Through March 31, 2009 CryoLife has received cash payments totaling $3.9 million for the DOD Grants and expects to receive the remaining $1.5 million in cash payments over the next 12 months. The Company had $2.0 million remaining in unspent cash advances recorded as cash and cash equivalents and deferred revenues on the Company’s Summary Consolidated Balance Sheet as of March 31, 2009.

Costs and Expenses

Cost of Preservation Services

	Three Months Ended March 31,
	2009	2008

Cost of preservation services	$7,491	$7,318
Cost of preservation services as a percentage of preservation services revenues	55%	55%

Cost of preservation services increased 2% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Cost of preservation services as a percentage of preservation services revenues for the three months ended March 31, 2009 was comparable to the three months ended March 31, 2008.

Cost of Products

	Three Months Ended March 31,
	2009	2008

Cost of products	$1,962	$1,992
Cost of products as a percentage of product revenues	15%	17%

Cost of products decreased 2% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Cost of products for the three months ended March 31, 2008 was negatively impacted by the write-down of other implantable medical device inventory. The decrease in cost of products for the three months ended March 31, 2009 was primarily due to the absence of similar write-downs in the current year, largely offset by an increase in the cost of Hemostase sales, as a result of the Company’s launch of that product in the second quarter of 2008.

Cost of products as a percentage of product revenues decreased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to the effect of the write-down of other implantable medical device inventory in the prior year. This decrease was partially offset by a change in product mix during 2008, in which the Company launched Hemostase, a product with lower margins than BioGlue.

General, Administrative, and Marketing Expenses

	Three Months Ended March 31,
	2009 2008
General, administrative, and marketing expenses	$12,748	$12,067
General, administrative, and marketing expenses as a percentage of total revenues	48%	47%

The increase in general, administrative, and marketing expenses for the three months ended March 31, 2009 was primarily due to increases in marketing expenses, including increased personnel costs, partially related to an increase in sales force, and increases in advertising, travel costs, and expenses related to tradeshows to support the Company’s expanding tissue service and product offerings and revenue growth.

The Company’s expenses related to the grant of stock options and restricted stock awards was $607,000 for the three months ended March 31, 2009, and $636,000 for the three months ended March 31, 2008.

Research and Development Expenses

	Three Months Ended March 31,
	2009 2008
Research and development expenses	$1,026	$1,445
Research and development expenses as a percentage of total revenues	4%	6%

The decrease in research and development expenses for the three months ended March 31, 2009 was primarily due to a decrease in spending on external research studies with third party research companies and academic organizations. Research and development spending in 2009 and 2008 was primarily focused on the Company’s tissue preservation, SynerGraft products and tissues, and Protein Hydrogel Technologies (“PHT”). SynerGraft products and tissues include the Company’s CryoValve SG pulmonary heart valve and xenograft SynerGraft tissue products. PHT includes BioGlue, BioFoam®, BioDisc®, and related products.

Other Costs and Expenses

Interest expense was $49,000 for the three months ended March 31, 2009, compared to $70,000 for the three months ended March 31, 2008. Interest expense for the three months ended March 31, 2009 and 2008 included interest incurred related to the Company’s debt as discussed in Note 5 of the “Notes to Summary Consolidated Financial Statements”, capital leases, and interest related to uncertain tax positions.

Interest income was $43,000 for the three months ended March 31, 2009, compared to $122,000 for the three months ended March 31, 2008. Interest income for the three months ended March 31, 2009 and 2008 was primarily due to interest earned on the Company’s cash, cash equivalents, and marketable securities. The decrease in interest income was primarily due to a decline in interest rates paid on the Company’s cash and cash equivalents and restricted securities, partially offset by an increase in the balance in these accounts.

The Company’s income tax expense was $1.4 million for the three months ended March 31, 2009, compared to $115,000 for the three months ended March 31, 2008. Income tax expense for the three months ended March 31, 2009 was recorded at the Company’s effective tax rate of 41%. Income tax expense for the three months ended March 31, 2008 was primarily due to estimated alternative minimum tax on the Company’s U.S. taxable income that could not be offset by the Company’s net operating loss carryforwards and estimated foreign taxes on income of the Company’s wholly owned European subsidiary.

The Company’s income tax expense is expected to continue to be significantly higher for the remainder of 2009 as compared to 2008, as the Company records income tax expense based on its estimated combined federal, state, and foreign effective tax rate. The Company did not record income tax expense based on its effective tax rate in 2008 due to the valuation allowance on the Company’s deferred tax assets during that year. Due to the Company’s federal and state net operating loss carryforwards, the Company expects that cash paid for taxes will continue to be significantly less than the tax expense recorded during 2009.

Seasonality

The demand for the Company’s cardiac preservation services has historically been seasonal, with peak demand generally occurring in the second and third quarters. Management believes this trend for cardiac preservation services is primarily due to the high number of surgeries scheduled during the summer months for school aged patients, who drive the demand for a large percentage of cardiac tissues processed by CryoLife. In recent years due to the growth rate of the Company’s cardiac business coupled with the deterioration in recent quarters in the U.S. and global economies, the seasonal nature of the Company’s cardiac preservation service business has been obscured.

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

Liquidity and Capital Resources

Net Working Capital

At March 31, 2009 net working capital (current assets of $83.3 million less current liabilities of $19.5 million) was $63.8 million, with a current ratio (current assets divided by current liabilities) of 4 to 1, compared to net working capital of $59.4 million, with a current ratio of 4 to 1 at December 31, 2008.

Overall Liquidity and Capital Resources

The Company’s primary cash requirements for the three months ended March 31, 2009 arose out of general working capital needs, including the annual payment of bonuses accrued in the prior year, capital expenditures for facilities and equipment, and funding of research and development projects. The Company funded its cash requirements primarily through its operating activities, which generated cash during the period.

In March of 2008 CryoLife entered into a credit facility with GE Capital, which provides for up to $15.0 million in revolving credit for working capital, acquisitions, and other corporate purposes. If the current global financial and credit liquidity crisis continues, GE may be unable or unwilling to lend money pursuant to this agreement. As of March 31, 2009 the outstanding balance under this agreement was $315,000. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. As a result these funds will not be available to meet the Company’s liquidity needs during the term of the GE Credit Agreement, and as such have been recorded as the long-term asset restricted money market funds on the Company’s Summary Consolidated Balance Sheet.

The Company’s cash equivalents include advance funding received under the DOD Grants for the continued development of protein hydrogel technology. As of March 31, 2009 $2.0 million of cash equivalents were recorded on the Company’s Summary Consolidated Balance Sheet related to the DOD Grants. These funds must be used for the specified purposes.

As of March 31, 2009 approximately $17.4 million of the Company’s money market funds and restricted money market funds were guaranteed under the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds. In this program the U.S. Treasury guarantees that the value of the participating money market fund shares will not fall below $1 per share through September 18, 2009 for shares held as of close of business on September 19, 2008.

The Company believes that its anticipated cash from operations, existing cash, cash equivalents, and marketable securities will enable the Company to meet its operational liquidity needs for at least the next twelve months.

Liability Claims

As of March 31, 2009 the Company had a $330,000 accrual for a pending tissue processing liability lawsuit. The timing and amount of actual future payments with respect to tissue processing and product liability claims is dependent on when and if judgments are rendered and/or settlements are reached. Should payments be required, the Company’s portion of these monies would have to be paid from liquid assets. The Company continues to attempt to reach resolution of outstanding claims in order to minimize the potential cash payout.

As of March 31, 2009 the Company had accrued a total $4.5 million for the estimated costs of unreported tissue processing and product liability claims related to services performed and products sold prior to March 31, 2009 and had recorded a receivable of $1.6 million representing estimated amounts to be recoverable from the Company’s insurance carriers with respect to such accrued liability. Further analysis indicated that the liability could be estimated to be as high as $9.5 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. The $4.5 million accrual does not represent cash set aside. The timing of future payments related to the accrual is dependent on when and if claims are asserted, judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, these monies would have to be paid from insurance proceeds and liquid assets. Since the amount accrued is based on actuarial estimates, actual amounts required could vary significantly from this estimate.

Net Cash from Operating Activities

Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2009 as compared to $352,000 for the three months ended March 31, 2008. The current year cash provided was primarily due to net income generated during the period, partially offset by the net effect of non-cash items and increases in working capital needs due to the timing of receipts and payments in the ordinary course of business.

The Company uses the indirect method to prepare its cash flow statement, and accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items and for changes in operating assets and liabilities from the prior year end. For the three months ended March 31, 2009 these non-cash items included a favorable $1.1 million in depreciation and amortization expense, $1.0 million in deferred income taxes, and $666,000 in non-cash compensation, primarily stock compensation expense.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2009 these changes included an unfavorable $1.1 million due to the buildup of deferred preservation costs and inventories, for which vendors and employees have already been paid, $1.6 million due to the timing differences between the recording of accounts payable, accrued expenses, and other current liabilities and the actual payment of cash, and $1.1 million due to the increase in receivables, partially offset by the favorable effect of $541,000 due to the timing difference between making cash payments and the expensing of assets, including prepaid insurance policy premiums.

Net Cash from Investing Activities

Net cash used in investing activities was $868,000 for the three months ended March 31, 2009, as compared to net cash provided of $1.6 million for the three months ended March 31, 2008. The current year cash used was primarily due to $679,000 in capital expenditures.

Net Cash from Financing Activities

Net cash provided by financing activities was $243,000 for the three months ended March 31, 2009, as compared to net cash used of $4.0 million for the three months ended March 31, 2008. The current year cash provided was primarily due to $142,000 in excess tax benefits from stock based compensation and $114,000 in proceeds from the exercise of options and the issuance of stock under the Company’s employee stock purchase plan.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of March 31, 2009 are as follows (in thousands):

	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Operating leases	$15,867	$1,872	$2,378	$2,346	$2,304	$2,341	$4,626
Compensation payments	3,885	—	1,900	993	992	—	—
Insurance premium obligations	2,180	2,180	—	—	—	—	—
Royalty payments	1,010	813	197	—	—	—	—
Purchase commitments	748	627	120	1	—	—	—
Line of credit	315	—	—	315	—	—	—
Other obligations	339	260	65	10	4	—	—

Total contractual obligations	$24,344	$5,752	$4,660	$3,665	$3,300	$2,341	$4,626

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space rented by the Company, leases on Company vehicles, and leases on a variety of office equipment.

The Company’s compensation payment obligations represent estimated cash payments to be made for its 2009 performance based bonus plans and estimated payments for post employment benefits for the Company’s Chief Executive Officer (“CEO”). The timing of the CEO’s post employment benefits is based on the December 2010 expiration date of the CEO’s employment agreement. Payment of this benefit may be accelerated by a change in control or by the voluntary retirement of the CEO.

The Company’s purchase commitments include obligations from agreements with suppliers to stock certain custom raw materials needed for the Company’s processing and production and contractual payments for licensing computer software. The Company’s insurance premium obligations represent the 2009 renewal of certain of the Company’s insurance policies. The Company’s royalty payments are related to BioGlue revenues.

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

The Company’s other obligations contain various items including payments to support research and development activities, capital lease obligations, and other items as appropriate.

The schedule of contractual obligations above excludes: (i) obligations for estimated tissue processing and product liability claims unless they are due as a result of a pending settlement agreement or other contractual obligation; (ii) $2.0 million in advance funding received under the DOD Grants for which a specific timetable of spending has not been established and for which there are no current agreements or contracts in place; and (iii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $2.4 million, because the Company could not make a reasonably reliable estimate of the amount and period of related future payments as no specific assessments have been made by any taxing authorities.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2009 were $679,000 compared to $401,000 for the three months ended March 31, 2008. Planned capital expenditures for 2009 are primarily related to routine purchases of tissue processing, manufacturing, computer, and office equipment needed to support the Company’s business.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements and information made or provided by the Company that are based on the beliefs of its management as well as estimates and assumptions made by and information currently available to management. The words “could,” “may,” “will,” “would,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future,” and other similar expressions generally identify forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, which are as of their respective dates. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates, and assumptions, including, without limitation, in addition to those identified in the text surrounding such statements, those identified under “Risks and Uncertainties” and elsewhere in this filing.

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	Expectations regarding our assessments and treatment of our deferred tax assets, including the recoverability thereof;
•	The expectation that contingent stock awards will not be issued in 2009 and that 2009 performance-based bonuses will be paid in cash;
•	Expectations regarding influences on basic and diluted earnings per common share in future periods;
•	Expectations regarding the recognition of certain expenses related to stock compensation in future periods;
•	Expectations related to future cardiac valve shipment trends and the needs of hospitals to replenish on-hand tissue supplies;
•

Expectations that CryoValve SG pulmonary heart valve will continue to command premium fees over the standard processed CryoValve and that shipments of CryoValve SG pulmonary heart valve will continue to occur at material levels;

•	Expectations regarding, and possible increases in the cost and retention of, future insurance coverage;
•	Expectations regarding future cardiac and vascular tissue procurement levels;
•	Management’s belief that current cardiac and vascular tissue procurement levels are sufficient to support future demand;
•	Expectations regarding the Company’s future income tax expense;
•	Expectations regarding the Company’s aggregate borrowing capacity under its credit agreement with GE Capital;
•	The impact of the current global financial and credit liquidity crisis on the Company and its credit agreement with GE Capital;
•	Expectations regarding capital expenditures;
•	The adequacy of the Company’s insurance coverage;
•	The expected outcome of lawsuits filed by or against the Company and the impact of such lawsuits on the Company’s relationships and future sales;
•

The Company’s estimated future liability for existing tissue processing and product liability lawsuits and for tissue processing and product liability claims incurred but not yet reported and the source of payment and timing of payment for any such claims;

•	Expected seasonality trends;
•	Anticipated impact of changes in interest rates and foreign currency exchange rates;
•	The adequacy of the Company’s financial resources; and
•	Other statements regarding future plans and strategies, anticipated events, or trends.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risks set forth under Part II, Item 1A, below and under “Risk Factors” in Part I, Item 1A, of the Company’s Form 10-K for the year ended December 31, 2008 and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

RISKS AND UNCERTAINTIES

The risks and uncertainties which might impact the forward-looking statements and the Company, its ability to continue as a going concern, and the trading value of its common stock include concerns that:

•	We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting this product;
•

We may receive a Form 483 notice of observations, a warning letter, or other similar communication from the FDA and we may be unable to address the concerns raised by the FDA in such correspondence or communication, or addressing the concerns may be costly or could materially and adversely affect our operations;

•	Our CryoValve SG pulmonary heart valves and other SynerGraft tissues and products may not be accepted by the marketplace;
•	Our CryoValve SG pulmonary heart valves have a one year shelf life;
•	We are dependent on the availability of sufficient quantities of tissue from human donors;
•	Our CryoValve SG pulmonary heart valve post-clearance study may not provide expected results;
•	The FDA has previously issued a recall of certain of our products and has the ability to inspect our facilities, suspend our operations, and issue a recall of our products in the future;
•

Our products and the tissues we process allegedly have caused and may in the future cause injury to patients, and we have been and may be exposed to liability claims and additional regulatory scrutiny as a result;

•	Uncertainties related to patents and protection of proprietary technology may adversely affect the value of our intellectual property;
•	Uncertainties related to patents and protection of proprietary technology for products we distributed may adversely affect our ability to distribute those products;
•	Our existing insurance policies may not be sufficient to cover our actual claims liability;
•	We may be unable to obtain adequate insurance at a reasonable cost, if at all;
•	We may be unable to successfully market Hemostase;
•

The lawsuit we filed against Medafor regarding its distribution agreement with Medafor may adversely impact our relationship with Medafor and could hinder our distribution of Hemostase or prevent us from distributing Hemostase;

•	Our credit facility limits our ability to pursue significant acquisitions;
•	Our failure to adequately comply with government regulations could result in loss of revenues and customers as well as additional compliance expense;
•	Continued deflation of foreign currencies relative to the U.S. Dollar could materially and adversely impact our business;
•	The financial and credit liquidity crisis may adversely affect our ability to borrow money or raise capital;
•	Current economic conditions may impact demand for our products and tissues;
•	Intense competition may affect our ability to operate profitably;
•	There are limitations on the use of our net operating loss carryforwards;
•	Key growth strategies identified as a result of our strategic review may not generate the anticipated benefits;
•	Our ability to borrow under our credit facility may be limited;
•	We may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and our new products and services may not achieve market acceptance;
•	Regulatory action outside of the U.S. has affected our business in the past and may also affect our business in the future;
•	Physicians have been and may continue to be reluctant to implant our preserved tissues or use our other products;
•

In the past, we have experienced operating losses and negative cash flows, and we must continue to address the underlying causes in order to continue to operate profitably and generate positive cash flows;

•	Investments in new technologies and acquisitions of products or distribution rights may not be successful;
•	If we are not successful in expanding our business activities in international markets, we will be unable to increase our revenues;
•	Future health care reimbursement methods and policies may affect the availability, amount, and timing of our revenues;
•	Rapid technological change could cause our services and products to become obsolete;
•	Extensive government regulation may adversely affect our ability to develop and sell products and services;
•	We are dependent on our key personnel;
•	Trading prices for our common stock, and for the securities of biotechnology companies in general, have been, and may continue to be, volatile;
•	Anti-takeover provisions may discourage or make more difficult an attempt to obtain control of us; and
•	We may not pay common stock dividends in the foreseeable future, and we may not be able to pay cash dividends on our capital stock due to legal or contractual restrictions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $18.2 million and restricted money market funds and investments of $5.6 million and interest paid on the Company’s variable rate line of credit as of March 31, 2009. A 10% adverse change in interest rates as compared to the rates experienced by the Company in the three months ended March 31, 2009, affecting the Company’s cash and cash equivalents, restricted money market funds and investments, and line of credit would not have a material impact on the Company’s financial position, profitability, or cash flows.

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

The Company has revenues and expenses that are denominated in foreign currencies. Specifically, a majority of the Company’s foreign BioGlue revenues are denominated in British Pounds and Euros and a portion of the Company’s general, administrative, and marketing expenses are denominated in British Pounds and Euros. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result the Company could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates. In the fourth quarter of 2008 and in the first quarter of 2009 the Company experienced a decrease in revenues when compared to the respective prior year periods due to changes in exchange rates. The Company expects these decreases in revenues when compared to the respective prior year periods to continue in the second and third quarters of 2009.

Changes in exchange rates which occurred during the first quarter of 2009 as well as any future material adverse fluctuations in exchange rates could have a material and adverse effect on the Company’s revenues, profitability, and cash flows during the remainder of 2009. An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2009 affecting the Company’s balances denominated in foreign currencies would not have had a material impact on the Company’s financial position or cash flows. An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2009 as compared to the weighted average exchange rates experienced by the Company for the three months ended March 31, 2009 affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material impact on the Company’s financial position, profitability, or cash flows.

Item 4. Controls and Procedures.

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

The Company’s management, including the Company’s President and CEO and the Company’s Executive Vice President, Chief Operating Officer, and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.

Based upon the most recent Disclosure Controls evaluation conducted by management, with the participation of the CEO and CFO, as of March 31, 2009 the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported in the Company’s Form 10-K for the year ended December 31, 2008, CryoLife is party to a nullity action brought by Tenaxis Inc. against one of CryoLife’s BioGlue patents in Federal Patent Court in the State of Bavaria in the Federal Republic of Germany. The Federal Patent Court has set the nullity action hearing date for November 24, 2009.

As previously reported in the Company’s Form 10-K for the year ended December 31, 2008, CryoLife is party to a patent infringement action brought by the Company against Tenaxis, Inc. in the Federal Patent Court in the State of North Rhein-Westphalia in Düsseldorf in the Federal Republic of Germany. The Federal Patent Court has set the patent infringement hearing date for March 30, 2010.

On April 29, 2009 the Company filed a lawsuit against Medafor, Inc. (“Medafor”) in the U.S. District Court for the Northern District of Georgia alleging claims for, among other things, breach of contract, fraud, negligent misrepresentation, and violations of Georgia Racketeer Influenced and Corrupt Organizations Act (“Georgia RICO”). The lawsuit arises out of a distribution agreement between the parties, pursuant to which the Company has the right to distribute Hemostase, a product manufactured by Medafor. The distribution agreement gives the Company exclusive rights to market and distribute Hemostase in all applications in cardiac and vascular surgery in most of the U.S. and for all cardiac and vascular surgeries and most other types of general surgery applications in much of the rest of the world.

The Company’s lawsuit alleges that Medafor, contrary to its representations in the agreement, had numerous exclusive distribution agreements regarding Hemostase with other distributors in the U.S. and internationally, allowing them to market and distribute Hemostase in the territory and field given exclusively to the Company. Medafor is alleged to have knowingly and purposefully withheld from the Company disclosure of these competing agreements and to have intentionally misrepresented to the Company that no such contracts existed or that they had been terminated. The lawsuit also alleges that Medafor has failed to take reasonable steps to prevent other distributors from distributing Hemostase in the Company’s field and exclusive territory, and that Medafor breached its contractual obligation to prevent competing products from violating Medafor’s intellectual property rights in Hemostase, thereby impairing the value of the Company’s exclusive distributorship.

The Company alleges that it brought these transgressions to Medafor’s attention on numerous occasions and attempted to work with Medafor to secure its compliance with the terms of the parties’ agreement, but to little avail. Medafor’s actions are alleged to have deprived the Company of significant sales volume and to have impaired and delayed the Company’s development of relationships with customers in its exclusive territory.

The Company seeks to recover its damages from Medafor, accompanied by preliminary and permanent injunctive relief, punitive damages, treble damages for violation of Georgia RICO, and reimbursement of its attorneys’ fees. The scope of the Company’s actual damages will be based on, among other things, the value of sales by other distributors to customers who belonged exclusively to the Company, as well as lost sales opportunities due to confusion in the market caused by Medafor, and costs incurred by the Company in enforcing its rights under its contract with Medafor. The amount of these damages will be determined through discovery in the lawsuit. No trial date has been set.

Item 1A. Risk Factors.

Other than the risk factor included below, there have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our 10-K for the year ended December 31, 2008.

The Lawsuit We filed against Medafor Regarding Our Distribution Agreement with Medafor May Adversely Impact Our Relationship with Medafor and Could Hinder Our Distribution of Hemostase or Prevent Us From Distributing Hemostase.

Our recently filed lawsuit against Medafor, the manufacturer of the Hemostase product, could strain our relations with Medafor. This could hinder our distribution of Hemostase or prevent us from distributing Hemostase, which would adversely impact our revenues and profitability. Revenues from Hemostase were approximately $1.1 million during the quarter ended March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended March 31, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs

01/01/09 – 01/31/09	—	$—	—	—
02/01/09 – 02/28/09	1,370	8.24	—	—
03/01/09 – 03/31/09	—	—	—	—

Total	1,370	$8.24	—	—

The Company currently has no stock repurchase program, publicly announced or otherwise. The common shares shown were tendered to the Company in payment of the exercise price of outstanding options.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

None.

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 2007.)

3.2	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Amended Current Report on Form 8-K/A filed March 5, 2009.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

4.2	First Amended and Restated Rights Agreement, dated as of November 2, 2005, between CryoLife, Inc. and American Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 3, 2005.)

10.1*	Form of 2009 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan

31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

April 30, 2009
DATE