Form 10-Q
period 2009-06-30
CRYOLIFE INC
filed 2009-07-30
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2009
Common Stock, $0.01 par value per share	28,390,809 shares

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	(Unaudited)		(Unaudited)
Revenues:
Preservation services	$14,091	$13,725	$27,639	$27,149
Products	13,918	13,280	26,863	25,260
Other	154	150	349	314

Total revenues	28,163	27,155	54,851	52,723

Costs of preservation services and products:
Preservation services	8,027	7,449	15,518	14,767
Products	2,241	1,840	4,203	3,832

Total cost of preservation services and products	10,268	9,289	19,721	18,599

Gross margin	17,895	17,866	35,130	34,124

Operating expenses:
General, administrative, and marketing	12,306	12,358	25,054	24,425
Research and development	1,367	1,307	2,393	2,752

Total operating expenses	13,673	13,665	27,447	27,177

Operating income	4,222	4,201	7,683	6,947

Interest expense	61	69	110	139
Interest income	(20)	(71)	(63)	(193)
Other (income) expense, net	(60)	55	92	(27)

Income before income taxes	4,241	4,148	7,544	7,028
Income tax expense	1,739	260	3,093	375

Net income	$2,502	$3,888	$4,451	$6,653

Income per common share:
Basic	$0.09	$0.14	$0.16	$0.24

Diluted	$0.09	$0.14	$0.16	$0.24

Weighted average common shares outstanding:
Basic	28,067	27,756	28,038	27,661

Diluted	28,174	28,381	28,204	28,211

See accompanying Notes to Summary Consolidated Financial Statements.

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2009	December 31, 2008

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,135	$17,201
Restricted securities	565	562
Receivables, net	15,548	13,999
Deferred preservation costs	37,029	34,913
Inventories	6,621	7,077
Deferred income taxes	5,284	4,896
Prepaid expenses and other current assets	2,890	1,719

Total current assets	89,072	80,367

Property and equipment, net	15,544	16,438
Patents, net	4,001	3,771
Trademarks and other intangibles, net	2,849	2,952
Deferred income taxes	13,514	16,499
Restricted money market funds	5,000	5,000
Other long-term assets	869	968

TOTAL ASSETS	$130,849	$125,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,323	$3,270
Accrued compensation	3,016	3,850
Accrued procurement fees	3,760	4,473
Deferred income	2,515	1,592
Deferred income taxes	377	391
Accrued expenses and other current liabilities	6,794	7,421

Total current liabilities	19,785	20,997

Deferred income taxes	868	919
Line of credit	315	315
Other long-term liabilities	4,218	4,438

Total liabilities	25,186	26,669

Shareholders’ equity:
Preferred stock	—	—
Common stock (issued shares of 29,327 in 2009 and 29,102 in 2008)	293	291
Additional paid-in capital	126,602	124,744
Retained deficit	(15,622)	(20,073)
Accumulated other comprehensive loss	(34)	(80)
Treasury stock at cost (shares of 958 in 2009 and 955 in 2008)	(5,576)	(5,556)

Total shareholders’ equity	105,663	99,326

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,849	$125,995

See accompanying Notes to Summary Consolidated Financial Statements.

Item 1. Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2009	2008

	(Unaudited)
Net cash from operating activities:
Net income	$4,451	$6,653

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,093	2,199
Write-down of deferred preservation costs and inventories	372	1,066
Excess tax benefit from stock-based compensation	(121)	—
Deferred income taxes	2,532	77
Non-cash compensation	1,375	1,434
Other non-cash adjustments to income	105	15

Changes in operating assets and liabilities:
Trade and other receivables	(1,688)	(1,817)
Income taxes	238	234
Deferred preservation costs and inventories	(2,032)	(6,253)
Prepaid expenses and other assets	(1,142)	(918)
Accounts payable, accrued expenses and other liabilities	(2,199)	145

Net cash flows provided by operating activities	3,984	2,835

Net cash from investing activities:
Capital expenditures	(975)	(763)
Restricted money market funds, long-term	—	(5,000)
Purchases of marketable securities	(564)	(559)
Sales and maturities of marketable securities	565	3,000
Other	(388)	103

Net cash flows used in investing activities	(1,362)	(3,219)

Net cash from financing activities:
Proceeds from debt issuance	—	428
Principal payments of debt	—	(4,582)
Proceeds from financing of insurance policies	1,272	1,300
Principal payments on capital leases and short-term notes payable	(447)	(450)
Excess tax benefit from stock-based compensation	121	—
Proceeds from exercise of stock options and issuance of common stock	364	1,090
Purchase of treasury stock	(20)	(159)

Net cash flows provided by (used in) financing activities	1,290	(2,373)

Increase (decrease) in cash and cash equivalents	3,912	(2,757)

Effect of exchange rate changes on cash	22	16
Cash and cash equivalents, beginning of period	17,201	14,460

Cash and cash equivalents, end of period	$21,135	$11,719

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2008 has been derived from audited financial statements and the accompanying unaudited summary consolidated financial statements as of and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Cash Equivalents and Marketable Securities

The following is a summary of cash equivalents and marketable securities (in thousands):

	Cost Basis	Unrealized Holding Gains (Losses)	Estimated Market Value

June 30, 2009 (Unaudited):
Cash equivalents:
Money market funds	$12,716	$—	$12,716
U.S. Treasury debt securities	$4,099	$—	$4,099

Marketable securities:
Restricted government entity sponsored debt securities	$565	$—	$565
Restricted money market funds, long-term	$5,000	$—	$5,000

December 31, 2008:
Cash equivalents:
Money market funds	$14,372	$—	$14,372

Marketable securities:
Restricted government entity sponsored debt securities	$562	$—	$562
Restricted money market funds, long-term	$5,000	$—	$5,000

There were no gross realized gains or losses on sales of available-for-sale securities for the three and six months ended June 30, 2009 and 2008. As of June 30, 2009 all of the Company’s marketable securities had a maturity date within 90 days. As of December 31, 2008 all of the Company’s marketable securities had a maturity date between 90 days and one year.

As of June 30, 2009 approximately $17.4 million of the Company’s money market funds and restricted money market funds were guaranteed under the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds. In this program the U.S. Treasury guarantees that the value of the participating money market fund shares will not fall below $1 per share through September 18, 2009 for shares held as of close of business on September 19, 2008.

3. Inventories

Inventories are comprised of the following (in thousands):

	June 30, 2009	December 31, 2008

	(Unaudited)
Raw materials	$4,141	$4,418
Work-in-process	520	616
Finished goods	1,960	2,043

Total inventories	$6,621	$7,077

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. Management provides a valuation allowance against its deferred tax assets when, as a result of this analysis, management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company assessed the recoverability of its deferred tax assets and the appropriate level of its valuation allowance as of December 31, 2008. In conducting this assessment, management considered a variety of factors, including the Company’s operating profits for the years ended December 31, 2008 and 2007, the reasons for the Company’s operating losses in prior years, management’s judgment as to the likelihood of continued profitability and expectations of future performance, as well as other factors. Based on this analysis, as of December 31, 2008 the Company determined that maintaining a full valuation allowance on its deferred tax assets was no longer appropriate.

As a result, on December 31, 2008 the Company recorded a tax benefit and a net deferred tax asset of $20.1 million to reverse substantially all of the valuation allowance on its deferred tax assets and continued to maintain valuation allowances of $2.8 million on a portion of its deferred tax assets, primarily related to state tax net operating loss carryforwards that the Company does not believe it will be able to utilize based on its projections of profitability in certain states and state carryforward rules and limitations. In future periods, the Company will assess the recoverability of its deferred tax assets as necessary when the Company experiences changes that could materially affect its prior determination of the recoverability of its deferred tax assets.

During the six months ended June 30, 2009, the Company did not experience any changes that caused it to reassess the recoverability of its deferred tax assets. As of June 30, 2009 the Company had a total of $2.8 million in valuation allowances against deferred tax assets, primarily related to state net operating loss carryforwards, and a net deferred tax asset of $17.6 million.

The realizability of the Company’s deferred tax assets could be limited in future periods following a change in control as mandated by Section 382 of the Internal Revenue Code of 1986, as amended, which relates to certain specified changes in control of taxpayers. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

5. Debt

On March 26, 2008 CryoLife entered into a credit agreement with GE Capital as lender (the “GE Credit Agreement”). The GE Credit Agreement provides for a revolving credit facility in an aggregate amount not to exceed the initial commitment of $15.0 million (including a letter of credit subfacility of up to an aggregate of $1.5 million). The initial commitment may be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. In the second quarter of 2009, as requested by the German courts, the Company obtained a letter of credit subfacility relating to the Company’s patent infringement legal proceeding against Tenaxis, Inc. in Germany. This reduced the aggregate borrowing capacity to $14.8 million. While the Company currently expects that its aggregate borrowing capacity under the GE Credit Agreement will equal $14.8 million, there can be no assurance that the borrowing capacity will remain at this level. Also, if the current global financial and credit liquidity crisis continues, GE Capital may be unable or unwilling to lend money pursuant to this agreement.

The GE Credit Agreement places limitations on the amount that the Company may borrow and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio, (ii) maintain minimum earnings subject to defined adjustments as of specified dates, and (iii) not make or commit capital expenditures in excess of a defined limitation. Further, since April 15, 2008 as required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. These amounts are recorded as long-term restricted money market funds on the Company’s Summary Consolidated Balance Sheets, as they are restricted for the term of the GE Credit Agreement. The GE Credit Agreement also includes customary conditions on incurring new indebtedness and prohibits payments of cash dividends on the Company’s common stock. There is no restriction on the payment of stock dividends. Commitment fees are paid based on the unused portion of the facility. The GE Credit Agreement expires on March 25, 2011, at which time the outstanding principal balance will be due. As of June 30, 2009 the Company was in compliance with the covenants of the GE Credit Agreement.

Amounts borrowed under the GE Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest at either LIBOR plus 3.25% or GE Capital’s base rate, as defined, plus 2.25%, as applicable. As of June 30, 2009 the outstanding balance of the GE Credit Agreement was $315,000, the aggregate interest rate was 5.50%, and the remaining availability was $14.5 million. As of December 31, 2008 the outstanding balance of the GE Credit Agreement was $315,000, the aggregate interest rate was 5.50%, and the remaining availability was $14.7 million.

On February 8, 2005 CryoLife and its subsidiaries entered into a credit agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”) as lender which provided for a revolving credit facility in an aggregate amount equal to the lesser of $15.0 million or a borrowing base determined in accordance with the terms of the credit agreement. The credit agreement with Wells Fargo expired on February 8, 2008 in accordance with its terms, at which time the outstanding principal balance of $4.5 million was paid from cash on hand.

The Company routinely enters into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies. In April 2009 the Company entered into an agreement to finance approximately $1.3 million in insurance premiums at a 3.695% annual interest rate, which is payable in equal monthly payments over a nine month period. In April 2008 the Company entered into an agreement to finance approximately $1.3 million in insurance premiums at a 4.632% annual interest rate, which was payable in equal monthly payments over a nine month period. As of June 30, 2009 and December 31, 2008 the aggregate outstanding balances under these agreements were $852,000 and zero, respectively.

The Company had an irrevocable standby letter of credit of $500,000 outstanding as of June 30, 2009 and December 31, 2008. The letter of credit is maintained as collateral for the deductible related to one of the Company’s tissue processing and product liability insurance policies and is secured by certain marketable securities.

6. Comprehensive Income

The following is a summary of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	(Unaudited)		(Unaudited)
Net income	$2,502	$3,888	$4,451	$6,653
Change in unrealized loss on investments	—	—	—	(3)
Translation adjustment	34	33	46	12

Comprehensive income	$2,536	$3,921	$4,497	$6,662

The tax effect on the change in unrealized loss on investments and the translation adjustment is zero for each period presented.

The accumulated other comprehensive loss of $34,000 and $80,000 as of June 30, 2009 and December, 31, 2008, respectively, consisted of currency translation adjustments.

7. Income per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	(Unaudited)		(Unaudited)
Basic income per common share:
Net income	$2,502	$3,888	$4,451	$6,653
Basic weighted-average common shares outstanding	28,067	27,756	28,038	27,661

Basic income per common share	$0.09	$0.14	$0.16	$0.24

Diluted income per common share:
Net income	$2,502	$3,888	$4,451	$6,653
Basic weighted-average common shares outstanding	28,067	27,756	28,038	27,661
Effect of dilutive stock options	37	545	91	475
Effect of dilutive restricted stock awards	70	55	75	47
Effect of contingent stock awards [a]	—	25	—	28

Diluted weighted-average common shares outstanding	28,174	28,381	28,204	28,211

Diluted income per common share	$0.09	$0.14	$0.16	$0.24

[a]

Contingent stock awards in 2008 included shares that were expected to be issued pursuant to performance-based bonus plans that were approved by the Compensation Committee of the Company’s Board of Directors. There are no contingent stock awards expected to be issued in 2009 due to the current intent of the Company’s Board of Directors to pay 2009 performance-based bonuses in cash.

In future periods basic and diluted earnings per common share are expected to be affected by the fluctuations in the fair value of the Company’s common stock, the exercise and issuance of additional stock options, and restricted stock awards.

8. Stock Compensation

Overview

The Company has stock option and stock incentive plans for employees and non-employee Directors that provide for grants of restricted stock awards and options to purchase shares of Company common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company also maintains a shareholder approved Employee Stock Purchase Plan (the “ESPP”) for the benefit of its employees. The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period.

Stock Awards

During the six months ended June 30, 2009 the Compensation Committee of the Company’s Board of Directors authorized awards of stock from approved stock incentive plans to non-employee Directors and certain Company executives and officers totaling 160,000 shares of common stock, which had an aggregate value of $1.1 million.

During the six months ended June 30, 2008 the Compensation Committee of the Company’s Board of Directors authorized awards of stock from approved stock incentive plans to non-employee Directors and certain Company executives, officers, and managers totaling 170,000 shares of common stock, which had an aggregate value of $1.6 million. These stock awards included 81,000 shares of common stock valued at $786,000 issued as part of the 2007 performance-based bonus plans for certain Company executives, officers, and managers. The Company recorded the expense related to the 2007 performance-based bonus plans during the year ended December 31, 2007.

Stock Options

The Compensation Committee of the Company’s Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company executives and employees totaling 438,000 and 333,000 shares during the six months ended June 30, 2009 and 2008, respectively, with exercise prices equal to the stock prices on the respective grant dates.

Employees purchased common stock totaling 35,000 and 26,000 shares during the six months ended June 30, 2009 and 2008, respectively, through the Company’s ESPP.

Stock Compensation Expense

The Company uses a Black-Scholes model to value its stock option grants and expenses the related compensation cost using the straight-line method over the vesting period. The period expense is then determined based on the valuation of the options and, at that time, an estimated forfeiture rate is used to reduce the expense recorded. Stock awards and stock options are valued based on the stock price as of each grant date and are recorded as an expense on the Company’s Summary Consolidated Statements of Operations over the respective vesting periods. The fair value of the Company’s ESPP options is also determined using a Black-Scholes model and is expensed over the three month vesting period.

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Stock Options ESPP Options		Stock Options ESPP Options
	(Unaudited)		(Unaudited)
Expected life of options	N/A	.25 Years	4.0 Years	.25 Years
Expected stock price volatility	N/A	.60	.65	.81
Risk-free interest rate	N/A	.21%	1.51%	.15%

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Stock Options ESPP Options		Stock Options ESPP Options
	(Unaudited)		(Unaudited)
Expected life of options	N/A	.25 Years	3.5 Years	.25 Years
Expected stock price volatility	N/A	0.46	.60	.62
Risk-free interest rate	N/A	1.40%	2.26%	2.42%

The following table summarizes stock compensation expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	(Unaudited)		(Unaudited)
Stock award expense	$233	$444	$451	$839
Stock option expense	476	335	924	595

Total stock compensation expense	$709	$779	$1,375	$1,434

Included in this total stock compensation expense were expenses related to common stock awards and stock options issued in the current year as well as those issued in prior years that continue to vest during the period, and compensation expense related to the Company’s ESPP. These amounts were recorded as compensation expense and were subject to the Company’s normal allocation of expenses to inventory and deferred preservation costs. The Company capitalized $62,000 and $30,000 in the three months ended June 30, 2009 and 2008, respectively, and $121,000 and $49,000 in the six months ended June 30, 2009 and 2008, respectively, of the stock compensation expense into its deferred preservation costs and inventory costs.

As of June 30, 2009 the Company had a total of $1.4 million in total unrecognized compensation costs related to unvested stock awards, before considering the effect of expected forfeitures. As of June 30, 2009 this expense is expected to be recognized over a weighted average period of 1.6 years. As of June 30, 2009 there was approximately $2.1 million in total unrecognized compensation costs related to unvested stock options, before considering the effect of expected forfeitures. As of June 30, 2009 this expense is expected to be recognized over a weighted average period of 2.0 years.

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

The following table summarizes revenues, cost of preservation services and products, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	(Unaudited)		(Unaudited)
Revenues:
Preservation services	$14,091	$13,725	$27,639	$27,149
Medical devices	13,918	13,280	26,863	25,260
Other [a]	154	150	349	314

	28,163	27,155	54,851	52,723

Costs of preservation services and products:
Preservation services	8,027	7,449	15,518	14,767
Medical devices	2,241	1,840	4,203	3,832

	10,268	9,289	19,721	18,599

Gross margin:
Preservation services	6,064	6,276	12,121	12,382
Medical devices	11,677	11,440	22,660	21,428
Other [a]	154	150	349	314

	$17,895	$17,866	$35,130	$34,124

The following table summarizes net revenues by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	(Unaudited)		(Unaudited)
Preservation services:
Cardiac tissue	$6,470	$6,348	$12,062	$12,586
Vascular tissue	7,577	7,080	15,448	13,939
Orthopaedic tissue	44	297	129	624

Total preservation services	14,091	13,725	27,639	27,149

Products:
BioGlue	12,379	12,972	24,143	24,859
HemoStase	1,467	177	2,577	177
Other medical devices	72	131	143	224

Total products	13,918	13,280	26,863	25,260

Other [a]	154	150	349	314

Total revenues	$28,163	$27,155	$54,851	$52,723

[a]

For the three and six months ended June 30, 2009 and the three months ended June 30, 2008, the “Other” designation includes grant revenue. For the six months ended June 30, 2008, the “Other” designation includes 1) grant revenue and 2) revenues related to the licensing of the Company’s technology to a third party.

10. Commitments and Contingencies

Liability Claims

In the normal course of business we are made aware of adverse events involving our tissue and products. Any adverse event could ultimately give rise to a lawsuit against us. In addition tissue processing and liability claims may be asserted against us in the future based on events we are not aware of at the present time. As of July 24, 2009 there are no pending tissue processing or product liability lawsuits filed against the Company.

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

The Company estimated that its liability for unreported tissue processing and product liability claims was $3.8 million as of June 30, 2009. The $3.8 million balance is included as a component of accrued expenses of $1.9 million and other long-term liabilities of $1.9 million on the June 30, 2009 Summary Consolidated Balance Sheet. Further analysis indicated that the liability could be estimated to be as high as $8.1 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. The Company estimated that as of June 30, 2009, $1.4 million of the accrual for unreported liability claims would be recoverable under the Company’s insurance policies. The $1.4 million insurance recoverable is included as a component of receivables of $700,000 and other long-term assets of $700,000 on the June 30, 2009 Summary Consolidated Balance Sheet. These amounts represent management’s estimate of the probable losses and anticipated recoveries for unreported liability claims related to services performed and products sold prior to June 30, 2009. Actual results may differ from this estimate.

The Company believes that the assumptions it uses to determine its unreported loss liability provide a reasonable basis for its calculation. However, the accuracy of the estimates is limited by the general uncertainty that exists for any estimate of future activity due to uncertainties surrounding the assumptions used and due to Company specific conditions and the scarcity of industry data directly relevant to the Company’s business activities. Due to these factors, actual results may differ significantly from the assumptions used and amounts accrued.

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

11. New Accounting Pronouncements

The Company was required to adopt Statement of Financial Accounting Standards (“SFAS”) statement No. 165, “Subsequent Events” (“SFAS 165”) as of June 30, 2009. This statement establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 did not have an effect on the financial position, profitability, or cash flows of the Company upon adoption.

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

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated January 19, 1984 in Florida, preserves and distributes human tissues for cardiac and vascular transplant applications and develops and commercializes medical devices. The human tissue distributed by the Company includes the CryoValve® SG pulmonary heart valve (“CryoValve SG”), processed using CryoLife’s proprietary SynerGraft® technology. The Company’s medical devices include BioGlue® Surgical Adhesive (“BioGlue”) and HemoStaseTM, which the Company distributes for a third party, as well as other medical devices.

In June 2009 CryoLife announced that BioGlue has now been used in more than 500,000 surgical procedures throughout the world since its introduction into the international market in 1998 and in the U.S. in 2001. For the quarter ended June 30, 2009 CryoLife’s revenues exceeded $28 million, a new quarterly record, increasing 6% over the first quarter of 2009 and 4% over the prior year quarter. Revenues in the second quarter of 2009 improved over the first quarter of 2009, due in large part to revenues from the distribution of cardiac tissues, which were $6.5 million, increasing 16% over the first quarter of 2009, and revenues from the sale of HemoStase, which were a record $1.5 million, increasing 32% over the first quarter of 2009. See the “Results of Operations” section below for additional analysis of the second quarter 2009 results.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Part II, Item 8, Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2008. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, which require the Company to make estimates and assumptions. The Company did not experience any significant changes during the quarter ended June 30, 2009 in its Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

The Company was required to adopt Statement of Financial Accounting Standards (“SFAS”) statement No. 165, “Subsequent Events” (“SFAS 165”) as of June 30, 2009. This statement establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 did not have an effect on the financial position, profitability, or cash flows of the Company upon adoption.

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

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended June 30,		Revenues as a Percentage of Total Revenues for the Three Months Ended June 30,
	2009	2008	2009	2008

Preservation services:
Cardiac tissue	$6,470	$6,348	23%	23%
Vascular tissue	7,577	7,080	27%	26%
Orthopaedic tissue	44	297	—%	1%

Total preservation services	14,091	13,725	50%	50%

Products:
BioGlue	12,379	12,972	44%	48%
HemoStase	1,467	177	5%	1%
Other medical devices	72	131	—%	—%

Total products	13,918	13,280	49%	49%

Other	154	150	1%	1%

Total	$28,163	$27,155	100%	100%

	Revenues for the Six Months Ended June 30,		Revenues as a Percentage of Total Revenues for the Six Months Ended June 30,
	2009	2008	2009	2008

Preservation services:
Cardiac tissue	$12,062	$12,586	22%	24%
Vascular tissue	15,448	13,939	28%	26%
Orthopaedic tissue	129	624	—%	1%

Total preservation services	27,639	27,149	50%	51%

Products:
BioGlue	24,143	24,859	44%	47%
HemoStase	2,577	177	5%	—%
Other medical devices	143	224	—%	1%

Total products	26,863	25,260	49%	48%

Other	349	314	1%	1%

Total	$54,851	$52,723	100%	100%

Revenues increased 4% for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. A detailed discussion of the change in preservation services revenues for each of the major tissue types distributed by the Company, the change in BioGlue revenues, and the change in HemoStase revenues for the three and six months ended June 30, 2009 is presented below.

Cardiac Preservation Services

Revenues from cardiac preservation services increased 2% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase was primarily due to the aggregate impact of a 2% increase in unit shipments of cardiac tissues and the favorable effect of tissue mix, which together increased revenues by 3%, partially offset by a decrease in average service fees, which decreased revenues by 1%.

Revenues from cardiac preservation services decreased 4% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease was primarily due to the aggregate impact of a 9% decrease in unit shipments of cardiac tissues, partially offset by the favorable effect of tissue mix, which together decreased revenues by 4%.

The increase in revenues from the net effect of volume and tissue mix for the three months ended June 30, 2009 was primarily due to an increase in shipments of aortic valves and CryoValve SG pulmonary valves, and to a lesser extent, an increase in shipments of non-valved cardiac tissues. These increases were partially offset by a decrease in shipments of standard processed pulmonary valves. The Company believes that the increase in shipments of cardiac tissues in the three months ended June 30, 2009 was due to the Company’s physician training efforts, including the 2008 Ross Summit and monthly Aortic Allograft Workshops, which have resulted in additional physicians implanting the Company’s tissues, the efforts of the Company’s new cardiac tissue focused sales force, the cardiac specialist program, which was implemented throughout the second half of 2008 and the beginning of 2009, and previously anticipated seasonal increases in the Company’s cardiac tissue business.

The decrease in revenues from the net effect of volume and tissue mix for the six months ended June 30, 2009 was primarily due to a decrease in shipments of standard processed pulmonary valves, largely offset by an increase in shipments of the CryoValve SG pulmonary valve. The remaining decrease was due to a decrease in shipments of non-valved cardiac tissues, partially offset by an increase in shipments of aortic valves. The Company believes that this decrease was primarily due to the first quarter impact of hospitals decreasing the number of valved cardiac tissues they keep on hand for urgent procedures as a result of the current economic conditions and their constraining effect on hospital budgets, partially offset by increases in second quarter tissue shipments as discussed above.

The decrease in average service fees for the three months ended June 30, 2009 was primarily due to fee decreases on the Company’s aortic and pulmonary valves, due to the negotiation of fee contracts with certain customers.

The Company’s procurement of cardiac tissues, from which heart valves and non-valved cardiac tissues are processed, decreased 8% for the three months and 14% for the six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, respectively. As a part of the normal course of business, CryoLife routinely adjusts its criteria for accepting incoming tissue based on certain variables. These variables include changes in demand for certain types of tissues processed by the Company, the level of tissues currently available for shipment, changes in incoming tissue availability, and the likelihood that certain tissues will pass the Company’s quality controls and testing processes. The decrease in cardiac procurement for the three and six months ended June 30, 2009 was primarily the result of changes in tissue acceptance criteria made during 2008. Based on these changes and additional changes planned for the remainder of 2009, the Company believes that cardiac procurement will continue at a lower level for the remainder of 2009 than seen in comparable prior year periods and in the first half of 2009. The Company may continue to make changes in incoming tissue acceptance criteria, and as a result, the Company’s level of procurement may continue to vary from quarter-to-quarter and year-to-year. The Company believes that its existing cardiac tissues available for shipment and current procurement levels are sufficient to support anticipated future demand for cardiac tissues for the reasonably foreseeable future.

Although cardiac tissue shipments increased for the three months ended June 30, 2009 as compared to the prior year period, the Company’s cardiac tissue shipments may be negatively impacted by current economic conditions and their constraining effect on hospital budgets in the second half of 2009.

Vascular Preservation Services

Revenues from vascular preservation services increased 7% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase was primarily due to a 7% increase in unit shipments of vascular tissues.

Revenues from vascular preservation services increased 11% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This increase was primarily due to an 11% increase in unit shipments of vascular tissues.

The increase in vascular volume for the three and six months ended June 30, 2009 was due to increases in shipments of each of the types of vascular tissues processed by the Company. The largest volume increases were in saphenous veins, which increased due to the strong demand for these tissues, primarily for use in peripheral vascular reconstruction surgeries to avoid limb amputations, and aortoiliac grafts, primarily for use in treating abdominal aortic infection.

The Company’s procurement of vascular tissues decreased 23% for the three months and 21% for the six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, respectively. As a part of the normal course of business, CryoLife routinely adjusts its criteria for accepting incoming tissue based on certain variables. These variables include changes in demand for certain types of tissues processed by the Company, the level of tissues currently available for shipment, changes in incoming tissue availability, and the likelihood that certain tissues will pass the Company’s quality controls and testing processes. The decrease in vascular procurement for the three and six months ended June 30, 2009, was primarily the result of changes in tissue acceptance criteria made during 2008 and 2009. Based on these changes and additional changes planned for the remainder of 2009, the Company believes that vascular procurement will continue at a lower level for the remainder of 2009 than seen in comparable prior year periods and in the first half of 2009. The Company may continue to make changes in incoming tissue acceptance criteria, and as a result, the Company’s level of procurement may continue to vary from quarter-to-quarter and year-to-

year. The Company believes that its existing vascular tissues available for shipment and current procurement levels are sufficient to support anticipated future demand for vascular tissues for the reasonably foreseeable future.

BioGlue

Revenues from the sale of BioGlue decreased 5% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease was primarily due to a 5% decrease in the volume of BioGlue milliliters sold, which decreased revenues by 6% and the unfavorable impact of foreign exchange, which reduced revenues by 3%, partially offset by an increase in average selling prices, which increased revenues by 4%.

Revenues from the sale of BioGlue decreased 3% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease was primarily due to a 2% decrease in the volume of BioGlue milliliters sold, which decreased revenues by 4% and the unfavorable impact of foreign exchange, which reduced revenues by 3%, partially offset by an increase in average selling prices, which increased revenues by 4%.

The decrease in BioGlue sales volume for the three and six months ended June 30, 2009 was primarily due to a decrease in shipments of BioGlue in domestic markets, as a result of the current economic conditions and their constraining effect on hospital budgets. Management believes that hospitals are attempting to control costs by reducing spending on items, such as BioGlue, that are consumed during surgical procedures.

The unfavorable impact of foreign exchange for the three and six months ended June 30, 2009 was due to changes in the exchange rates between the U.S. Dollar and both the British Pound and the Euro in the three and six months ended June 30, 2009 as compared to the same period in 2008. The Company’s sales of BioGlue through its direct sales force to United Kingdom hospitals are denominated in British Pounds and its sales to German hospitals and certain distributors are denominated in Euros.

The increase in average selling prices for the three and six months ended June 30, 2009 was primarily due to list price increases on certain BioGlue products that went into effect during 2009 and the negotiation of pricing contracts with certain customers.

Domestic revenues accounted for 68% and 70% of total BioGlue revenues in the three months ended June 30, 2009 and 2008, respectively. Domestic revenues accounted for 70% and 71% of total BioGlue revenues in the six months ended June 30, 2009 and 2008, respectively.

The Company believes that domestic hospital cost cutting practices are likely to continue in the second half of 2009. Should these attempts to control costs continue, BioGlue revenues could be materially adversely affected.

The majority of the Company’s international BioGlue revenues are denominated in British Pounds and Euros, and as such are sensitive to changes in exchange rates. If these exchange rates decrease in the second half of 2009 when compared to the weighted average exchange rates experienced by the Company in the prior year periods, the Company’s revenues could be materially adversely affected. In addition a portion of the Company’s U.S. Dollar-denominated BioGlue sales are made to customers in other countries who must convert local currencies into U.S. Dollars in order to purchase BioGlue. The Company’s revenues in 2009 could be materially adversely affected by declining demand from foreign customers who may be impacted by the higher price of BioGlue in their native currencies caused by the changes in exchange rates.

HemoStase

Revenues from the sale of HemoStase for the three and six months ended June 30, 2009 are a result of CryoLife’s marketing and distribution of HemoStase, which began in the second quarter of 2008. The Company believes that HemoStase revenues will increase in the second half of 2009 as compared to the second half of 2008, as this product is in an early growth phase associated with the recent launch of distribution efforts for this product. However, revenues from HemoStase could be adversely impacted by the Company’s lawsuit with Medafor. See Part II, Item 1, “Legal Proceedings.”

Other Revenues

Other revenues for the three and six months ended June 30, 2009 and the three months ended June 30, 2008 included revenues from research grants. Other revenues for the six months ended June 30, 2008 included revenues from research grants and revenues related to the licensing of the Company’s technology to a third party.

As of June 30, 2009 CryoLife has been awarded a total of $5.4 million in funding allocated from U.S. Congress Defense Appropriations Conference Reports in 2005 through 2008, collectively the (“DOD Grants”), which includes $1.7 million awarded in March of 2009. The DOD Grants were awarded to CryoLife for the development of protein hydrogel technology, which the Company is currently developing for use in organ sealing. Grant revenues in 2009 and 2008 are related to funding under the DOD Grants.

Through June 30, 2009 CryoLife has received cash payments totaling $4.6 million for the DOD Grants and expects to receive the remaining $849,000 in cash payments over the next 12 months. The Company had $2.5 million remaining in unspent cash advances recorded as cash and cash equivalents and deferred income on the Company’s Summary Consolidated Balance Sheet as of June 30, 2009.

Costs and Expenses

Cost of Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cost of preservation services	$8,027	$7,449	$15,518	$14,767
Cost of preservation services as a percentage of preservation services revenues	57%	54%	56%	54%

Cost of preservation services increased 8% for the three months and 5% for the six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.

The increase in cost of preservation services in the three and six months ended June 30, 2009 was primarily due to an increase in vascular tissues shipped as discussed above and due to an increase in the per unit costs of processing tissues. During the six months ended June 30, 2009 these increases were partially offset by a decrease in shipments of cardiac tissues.

The increase in cost of preservation services as a percentage of preservation services revenues for the three and six months ended June 30, 2009 was primarily due to the increase in the per unit costs of processing tissues. The Company expects this higher cost of preservation services as a percentage of preservation services revenues to continue for the remainder of 2009.

Cost of Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cost of products	$2,241	$1,840	$4,203	$3,832
Cost of products as a percentage of product revenues	16%	14%	16%	15%

Cost of products increased 22% for the three months and 10% for the six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.

The increase in cost of products in the three and six months ended June 30, 2009 was primarily due to the increase in shipments of HemoStase, which the Company began distributing in the second quarter of 2008. Cost of products for the three and six months ended June 30, 2008 was negatively impacted by the write-down of other medical device inventory.

Cost of products as a percentage of product revenues increased for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, respectively. This increase was primarily due to the change in product mix during 2009, as HemoStase, a product with lower margins than BioGlue, comprises a larger percentage of product sales in 2009 than in the corresponding periods in 2008.

The Company expects that cost of products and cost of products as a percentage of product revenues will continue to be impacted by an increased volume of HemoStase revenues in the second half of 2009 when compared to the prior year periods.

General, Administrative, and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

General, administrative, and marketing expenses	$12,306	$12,358	$25,054	$24,425
General, administrative, and marketing expenses as a percentage of total revenues	44%	46%	46%	46%

General, administrative, and marketing expenses were comparable for the three months and increased 3% for the six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.

The increase in general, administrative, and marketing expenses for the six months ended June 30, 2009 was primarily due to increases in marketing expenses, including increased personnel costs, partially related to an increase in sales force, and other marketing expenses to support the Company’s efforts to increase its tissue preservation service and product offerings and current revenue growth.

The Company’s expenses related to the grant of stock options and restricted stock awards were $579,000 and $702,000 and for the three months ended June 30, 2009 and 2008, respectively, and $1.1 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively. The Company’s general, administrative, and marketing expenses included benefits for the reduction of tissue processing and product liability accruals of $495,000 and $610,000 for the three months ended June 30, 2009 and 2008, respectively, and $460,000 and $530,000 for the six months ended June 30, 2009 and 2008, respectively.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Research and development expenses	$1,367	$1,307	$2,393	$2,752
Research and development expenses as a percentage of total revenues	5%	5%	4%	5%

Research and development expenses for the three months ended June 30, 2009 were comparable to the three months ended June 30, 2008. The decrease in research and development expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to a decrease in spending on external research studies with third party research companies and academic organizations in the first quarter of 2009. Research and development spending in 2009 and 2008 was primarily focused on the Company’s tissue preservation, SynerGraft products and tissues, and Protein Hydrogel Technologies (“PHT”). SynerGraft products and tissues include the Company’s CryoValve SG pulmonary and aortic heart valves, CryoPatch SG non-valved cardiac tissues, and xenograft SynerGraft tissue products. PHT includes BioGlue, BioFoam®, BioDisc®, and related products.

Other Costs and Expenses

Interest expense was $61,000 and $69,000 for the three months ended June 30, 2009 and 2008, respectively, and $110,000 and $139,000 for the six months ended June 30, 2009 and 2008, respectively. Interest expense for the three and six months ended June 30, 2009 and 2008 included interest incurred related to the Company’s debt as discussed in Note 5 of the “Notes to Summary Consolidated Financial Statements,” capital leases, and interest related to uncertain tax positions.

Interest income was $20,000 and $71,000 for the three months ended June 30, 2009 and 2008, respectively, and $63,000 and $193,000 for the six months ended June 30, 2009 and 2008, respectively. Interest income for the three and six months ended June 30, 2009 and 2008 was primarily due to interest earned on the Company’s cash, cash equivalents, and marketable securities. The decrease in interest income in 2009 was primarily due to a decline in interest rates paid on the Company’s cash and cash equivalents and restricted securities, partially offset by an increase in the balance in these accounts.

The Company’s income tax expense was $1.7 million and $260,000 for the three months ended June 30, 2009 and 2008, respectively, and $3.1 million and $375,000 for the six months ended June 30, 2009 and 2008, respectively. Income tax expense during 2009 was recorded at the Company’s effective tax rate of 41%. Income tax expense during 2008 was primarily due to estimated alternative minimum tax on the Company’s U.S. taxable income that could not be offset by the Company’s net operating loss carryforwards and estimated foreign taxes on income of the Company’s wholly owned European subsidiary.

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

Seasonality

The demand for the Company’s cardiac preservation services has historically been seasonal, with peak demand generally occurring in the second and third quarters. Management believes this trend for cardiac preservation services is primarily due to the high number of surgeries scheduled during the summer months for school-aged patients, who drive the demand for a large percentage of cardiac tissues processed by CryoLife. Due to the growth rate of the Company’s cardiac business in recent years coupled with the deterioration in recent quarters in the U.S. and global economies, the seasonal nature of the Company’s cardiac preservation service business has been somewhat obscured.

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

Liquidity and Capital Resources

Net Working Capital

As of June 30, 2009 net working capital (current assets of $89.1 million less current liabilities of $19.8 million) was $69.3 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, compared to net working capital of $59.4 million, with a current ratio of 4 to 1 at December 31, 2008.

Overall Liquidity and Capital Resources

The Company’s primary cash requirements for the six months ended June 30, 2009 arose out of general working capital needs, including the annual payment of bonuses and royalties accrued in the prior year, capital expenditures for facilities and equipment, and funding of research and development projects. The Company funded its cash requirements primarily through its operating activities, which generated cash during the period.

In March of 2008 CryoLife entered into a credit facility with GE Capital, which provides for up to $15.0 million in revolving credit for working capital, acquisitions, and other corporate purposes, of which $14.5 million is currently available for borrowing. If the current global financial and credit liquidity crisis continues, GE may be unable or unwilling to lend money pursuant to this agreement. As of June 30, 2009 the outstanding balance under this agreement was $315,000. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. As a result, these funds will not be available to meet the Company’s liquidity needs during the term of the GE Credit Agreement, and as such have been recorded as the long-term asset restricted money market funds on the Company’s Summary Consolidated Balance Sheet.

The Company’s cash equivalents include advance funding received under the DOD Grants for the continued development of protein hydrogel technology. As of June 30, 2009 $2.5 million of cash equivalents were recorded on the Company’s Summary Consolidated Balance Sheet related to the DOD Grants. These funds must be used for the specified purposes.

As of June 30, 2009 approximately $17.4 million of the Company’s money market funds and restricted money market funds were guaranteed under the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds. In this program the U.S. Treasury guarantees that the value of the participating money market fund shares will not fall below $1 per share through September 18, 2009 for shares held as of close of business on September 19, 2008.

The Company believes that its anticipated cash from operations, and existing cash, cash equivalents, and marketable securities will enable the Company to meet its operational liquidity needs for at least the next twelve months.

Liability Claims

As of June 30, 2009 the Company had accrued a total $3.8 million for the estimated costs of unreported tissue processing and product liability claims related to services performed and products sold prior to June 30, 2009 and had recorded a receivable of $1.4 million representing estimated amounts to be recoverable from the Company’s insurance carriers with respect to such accrued liability. Further analysis indicated that the liability could be estimated to be as high as $8.1 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. The $3.8 million accrual does not represent cash set aside. The timing of future payments related to the accrual is dependent on when and if claims are asserted, judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, these monies would have to be paid from insurance proceeds and liquid assets. Since the amount accrued is based on actuarial estimates, actual amounts required could vary significantly from this estimate.

Net Cash from Operating Activities

Net cash provided by operating activities was $4.0 million for the six months ended June 30, 2009 as compared to $2.8 million for the six months ended June 30, 2008. The current year cash provided was primarily due to net income generated during the period, partially offset by the net effect of non-cash items and increases in working capital needs due to the timing of receipts and payments in the ordinary course of business.

The Company uses the indirect method to prepare its cash flow statement, and accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items and for changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2009 these non-cash items included a favorable $2.1 million in depreciation and amortization expense, $2.5 million in deferred income taxes, and $1.4 million in non-cash stock based compensation.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2009 these changes included an unfavorable $2.0 million due to increases in deferred preservation costs and inventory balances, for which vendors and employees have already been paid, $2.2 million due to the timing differences between the recording of accounts payable, accrued expenses, and other current liabilities and the actual payment of cash, and $1.7 million due to the increase in receivables, and $1.1 million due to the timing difference between making cash payments and the expensing of assets, including prepaid insurance policy premiums.

Net Cash from Investing Activities

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2009, as compared to $3.2 million for the six months ended June 30, 2008. The current year cash used was primarily due to $975,000 in capital expenditures.

Net Cash from Financing Activities

Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2009, as compared to net cash used of $2.4 million for the six months ended June 30, 2008. The current year cash provided was primarily due to $1.3 million in proceeds from the financing of insurance policies, and $364,000 in proceeds from the exercise of options and the issuance of common stock under the Company’s employee stock purchase plan, partially offset by $447,000 in principal payments on capital leases and short-term notes payable.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of June 30, 2009 are as follows (in thousands):

	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Operating leases	$15,421	$1,261	$2,405	$2,369	$2,322	$2,358	$4,706
Compensation payments	3,885	—	1,900	993	992	—	—
Research obligations	2,996	570	743	755	684	244	—
Insurance premium obligations	1,271	1,271	—	—	—	—	—
Purchase commitments	675	556	119	—	—	—	—
Royalty payments	406	—	406	—	—	—	—
Line of credit	315	—	—	315	—	—	—
Other obligations	554	476	65	10	3	—	—

Total contractual obligations	$25,523	$4,134	$5,638	$4,442	$4,001	$2,602	$4,706

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space rented by the Company, leases on Company vehicles, and leases on a variety of office equipment.

The Company’s compensation payment obligations represent estimated cash payments to be made for its 2009 performance-based bonus plans and estimated payments for post employment benefits for the Company’s Chief Executive Officer (“CEO”). The timing of the CEO’s post employment benefits is based on the December 2010 expiration date of the CEO’s employment agreement. Payment of this benefit may be accelerated by a change in control or by the voluntary retirement of the CEO.

The Company’s research obligations represent commitments for ongoing studies and payments to support research and development activities, the majority of which will be funded by the advances received under the DOD Grants.

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

The Company’s other obligations contain various items including capital lease obligations, estimated real and personal property tax payments, and other items as appropriate.

The schedule of contractual obligations above excludes obligations for estimated tissue processing and product liability claims unless they are due as a result of a pending settlement agreement or other contractual obligation and any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $1.1 million, because the Company could not make a reasonably reliable estimate of the amount and period of related future payments as no specific assessments have been made by any taxing authorities.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2009 were $975,000 compared to $763,000 for the six months ended June 30, 2008. Planned capital expenditures for 2009 are primarily related to routine purchases of tissue processing, manufacturing, computer, and office equipment and renovations to the Company’s corporate headquarters needed to support the Company’s business.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	Expectations regarding our assessments and treatment of our deferred tax assets, including the recoverability thereof;
•	The expectation that contingent stock awards will not be issued in 2009 and that 2009 performance-based bonuses will be paid in cash;
•	Expectations regarding influences on basic and diluted earnings per common share in future periods;
•	Expectations regarding the recognition of certain expenses related to stock compensation in future periods;
•	Management’s belief that future cardiac tissue shipments may be negatively impacted by current economic conditions and their constraining effect on hospital budgets;
•	Management’s belief that future BioGlue revenues may be negatively impacted by current economic conditions and their constraining effect on hospital budgets;
•	Expectations regarding future HemoStase revenues;
•	Expectations regarding, and possible increases in the cost and retention of, future insurance coverage;
•	Expectations regarding future cardiac and vascular tissue procurement levels;
•	Management’s belief that current cardiac and vascular tissue procurement levels are sufficient to support future demand;
•	Expectations regarding the timing of payments with respect to government grants;
•	Expectations regarding the Company’s future income tax expense and cash outlay for taxes;
•	Expectations regarding the Company’s aggregate borrowing capacity under its credit agreement with GE Capital;
•	The impact of the current global financial and credit liquidity crisis on the Company and its credit agreement with GE Capital;
•	Expectations regarding capital expenditures;
•	The adequacy of the Company’s insurance coverage;
•	The expected outcome of lawsuits filed by or against the Company and the impact of such lawsuits on the Company’s relationships and future sales;
•	The Company’s estimated future liability for tissue processing and product liability claims incurred but not yet reported and the source of payment and timing of payment for any such claims;
•	Expected seasonality trends;
•	Anticipated impact of changes in interest rates and foreign currency exchange rates;
•	The Company’s ability to meet its operational liquidity needs during the next twelve months;
•	The adequacy of the Company’s financial resources; and
•	Other statements regarding future plans and strategies, anticipated events, or trends.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risks set forth under Part II, Item 1A, of this Form 10-Q and the Company’s Form 10-Q for the quarter ended March 31, 2009 and under “Risk Factors” in Part I, Item 1A, of the Company’s Form 10-K for the year ended December 31, 2008 and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

RISKS AND UNCERTAINTIES

The risks and uncertainties which might impact the forward-looking statements and the Company, its ability to continue as a going concern, and the trading value of its common stock include concerns that:

•	We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting this product;
•

We may receive a Form 483 notice of observations, a warning letter, or other similar communication from the FDA, and we may be unable to address the concerns raised by the FDA in such correspondence or communication, or addressing the concerns may be costly or could materially and adversely affect our operations;

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

•	Our credit facility could limit our ability to pursue significant acquisitions;
•	Our failure to adequately comply with government regulations could result in loss of revenues and customers as well as additional compliance expense;
•	Continued deflation of foreign currencies relative to the U.S. Dollar could materially and adversely impact our business;
•	The financial and credit liquidity crisis may adversely affect our ability to borrow money or raise capital;
•	Current economic conditions may impact demand for our products and tissues;
•	Intense competition may affect our ability to operate profitably;
•	There are limitations on the use of our net operating loss carryforwards;
•	Key growth strategies identified as a result of our strategic review may not generate the anticipated benefits;
•	Our ability to borrow under our credit facility may be limited;
•	We may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and our new products and services may not achieve market acceptance;
•	Regulatory action outside of the U.S. has affected our business in the past and may also affect our business in the future;
•	Physicians have been and may continue to be reluctant to implant our preserved tissues or use our other products;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $21.1 million and restricted money market funds of $5.0 million and interest paid on the Company’s variable rate line of credit as of June 30, 2009. A 10% adverse change in interest rates as compared to the rates experienced by the Company in the three months ended June 30, 2009, affecting the Company’s cash and cash equivalents, restricted money market funds, and line of credit would not have a material impact on the Company’s financial position, profitability, or cash flows.

Foreign Currency Exchange Rate Risk

The Company has balances, such as cash, accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency denominated balances are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of cash or funds that the Company will receive in payment for assets or that the Company would have to pay to settle liabilities. As a result, the Company could be required to record these changes as gains or losses on foreign currency translation.

The Company has revenues and expenses that are denominated in foreign currencies. Specifically, a majority of the Company’s international BioGlue revenues are denominated in British Pounds and Euros and a portion of the Company’s general, administrative, and marketing expenses are denominated in British Pounds and Euros. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result, the Company could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates. In the fourth quarter of 2008 and in the first half of 2009 the Company experienced a decrease in revenues when compared to the respective prior year periods due to changes in exchange rates. The Company expects these decreases in revenues when compared to the respective prior year periods to continue in the third quarter of 2009.

Changes in exchange rates which occurred during the six months ended June 30, 2009 as well as any future material adverse fluctuations in exchange rates could have a material and adverse effect on the Company’s revenues, profitability, and cash flows during the remainder of 2009. An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2009 affecting the Company’s balances denominated in foreign currencies would not have had a material impact on the Company’s financial position or cash flows. An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2009 as compared to the weighted average exchange rates experienced by the Company for the six months ended June 30, 2009 affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material impact on the Company’s financial position, profitability, or cash flows.

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

Based upon the most recent Disclosure Controls evaluation conducted by management, with the participation of the CEO and CFO, as of June 30, 2009 the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2009 there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

With respect to the lawsuit filed in the State Court of Cobb County, Georgia, by Michael Hohenbery, an individual who underwent surgery in December 2006 for implantation of a meniscal allograft tissue preserved by the Company, previously discussed in Part I, Item 3, “Legal Proceedings” of the Company’s Form 10-K for the year ended December 31, 2008, the Company settled the case with plaintiff on June 1, 2009 within the limits of the Company’s insurance coverage and the case has been dismissed.

With respect to the patent nullity action filed by Tenaxis, Inc. in Germany, previously discussed in the Company’s Form 10-K for the year ended December 31, 2008 and Form 10-Q for the quarter ended March 31, 2009, that seeks to invalidate CryoLife’s main European BioGlue patent in Federal Patent Court in the State of Bavaria in the Federal Republic of Germany, the Federal Patent Court has set the hearing date for November 24, 2009.

With respect to the patent infringement action filed by the Company against Tenaxis, Inc. in Germany, previously discussed in the Company’s Form 10-K for the year ended December 31, 2008 and Form 10-Q for the quarter ended March 31, 2009, in the Regional Court having exclusive competence in patent infringement cases in the State of North Rhine -Westphalia in the Federal Republic of Germany, the Regional Court has set the hearing date for March 30, 2010. The previously reported discovery being conducted by the Company pursuant to a so called 28 USC 1782 petition filed in conjunction with this patent infringement action in the U.S. Northern District of California is complete.

With respect to the lawsuit previously discussed in the Company’s Form 10-Q for the quarter ended March 31, 2009 filed by the Company against Medafor, Inc. (“Medafor”) in the U.S. District Court for the Northern District of Georgia alleging claims for, among other things, breach of contract, fraud, negligent misrepresentation, and violations of Georgia Racketeer Influenced and Corrupt Organizations Act (“Georgia RICO”), Medafor has filed with the Court a motion to dismiss the Company’s claims for fraud, negligent misrepresentation, and violations of Georgia RICO. The Court has not set a date for a hearing on the motion, nor has it stated that it will hold a hearing or when it will rule on Medafor’s dismissal motion. While the motion to dismiss is pending, no discovery can commence.

Item 1A. Risk Factors.

Other than the risk factors included below, there have been no material changes to the Risk Factors as previously disclosed in Part I, Item IA, “Risk Factors” in our Form10-K for the year ended December 31, 2008, as updated by Part II, Item 1A, “Risk Factors” in our Form 10-Q for the quarter ended March 31, 2009.

Healthcare Policy Changes, Including Pending Proposals to Reform the U.S. Healthcare System, May Have a Material Adverse Effect On Us.

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators, and third-party payors to keep these costs down. Certain proposals, if passed or implemented, would impose limitations on the prices we will be able to charge for our services and products, or the amounts of reimbursement available for our services and products from governmental agencies or third-party payors. These limitations could have a material adverse effect on our revenues, financial condition, profitability, and cash flows.

Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. In the Obama administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care, and maintaining fiscal sustainability. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending, and increase taxes. In addition members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans, and other expanded public healthcare measures. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our services and products, reduce medical procedure volumes, and adversely affect our revenues, financial condition, profitability, and cash flows, possibly materially.

The Current and Future Economic and Credit Crisis May Adversely Affect Our Business and Financial Condition.

Current and future economic conditions may adversely affect the financial condition of our customers, including their ability to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, the inability of our customers to make payments when due, longer sales cycles, slower adoption of new technologies, and increased price and fee competition, which could adversely affect our revenues, financial condition, profitability, and cash flows, possibly materially.

Due to the current economic conditions, the Company believes our customers have reviewed or are in the process of reviewing all products used in medical procedures and have reduced or may reduce purchases of these products, including our products, where they feel they can do so. We believe this process was a contributing factor to the decrease in domestic BioGlue revenues for the second quarter of 2009, as compared to the second quarter of 2008. If the current economic crisis continues or worsens, our customers could further reduce purchases of our products, which could adversely affect our revenues, financial condition, profitability, and cash flows, possibly materially.

Demand for Our Tissues and Products Could Decrease in The Future, Which Could Have a Material Adverse Effect on Our Business.

The demand for our tissues and BioGlue has fluctuated recently and may continue to fluctuate. We believe that our tissues and products will continue to be in demand for the foreseeable future. However, if the economic crisis continues, changes occur in healthcare policies that force or encourage our customers to limit their use of our tissues and products or if new competitive products are introduced, demand for our tissues and products could decrease in the future. If demand for our tissues or products decreases significantly in the future, our revenues would likely decrease, possibly materially. In addition our processing throughput of tissue and our manufacturing throughput of BioGlue would necessarily need to decrease, which would be likely to adversely affect our margins, and therefore our results of operations, possibly materially. In addition if demand for our tissues decreases in the future, we may not be able to ship our tissues before they expire, which would cause us to write down our deferred preservation costs. This could materially and adversely affect our financial condition, profitability, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended June 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs

04/01/09 – 04/30/09	1,565	$5.43	—	—
05/01/09 – 05/31/09	—	—	—	—
06/01/09 – 06/30/09	—	—	—	—

Total	1,565	$5.43	—	—

The Company currently has no stock repurchase program, publicly announced or otherwise. The common shares shown were tendered to the Company in payment of the exercise price of outstanding options.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders was held on May 19, 2009.

The following table shows the results of voting:

Matter Voted Upon	Shares Voted For	Authority Withheld
Election of Directors:
Steven G. Anderson	25,513,515	1,099,660
Thomas F. Ackerman	25,186,148	1,427,027
James S. Benson	25,585,029	1,028,146
Daniel J. Bevevino	25,582,262	1,030,913
John M. Cook	25,456,664	1,156,511
Ronald C. Elkins, M.D.	25,114,613	1,498,562
Ronald D. McCall, Esq.	25,410,626	1,202,549
Harvey Morgan	25,553,776	1,059,399

Matter Voted Upon	Shares Voted For	Shares Voted Against	Abstained	Broker Non-Votes
Approval of the CryoLife, Inc. 2009 Employee Stock Incentive Plan	17,538,690	2,095,128	373,824	6,605,533
Ratification of Deloitte & Touche LLP	26,199,767	265,648	147,760	—

Item 5. Other information.

None.

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 2007.)

3.2	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Amended Current Report on Form 8-K/A filed March 5, 2009.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

4.2	First Amended and Restated Rights Agreement, dated as of November 2, 2005, between CryoLife, Inc. and American Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 3, 2005.)

10.1*	CryoLife, Inc. 2009 Employee Stock Incentive Plan.

10.2	Change of Control Agreement, by and between the Company and Albert E. Heacox, Ph.D., dated May 5, 2009. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 8, 2009.)

10.3	Change of Control Agreement, by and between the Company and David M. Fronk, dated May 5, 2009. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 8, 2009.)

31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

July 30, 2009
DATE