Form 10-Q
period 2010-03-31
CRYOLIFE INC
filed 2010-04-29
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2010
Common Stock, $0.01 par value per share	28,652,288 shares

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues:
Preservation services	$15,583	$13,548
Products	13,955	12,945
Other	179	195

Total revenues	29,717	26,688

Cost of preservation services and products:
Preservation services	9,398	7,491
Products	2,527	1,962

Total cost of preservation services and products	11,925	9,453

Gross margin	17,792	17,235

Operating expenses:
General, administrative, and marketing	13,817	12,748
Research and development	1,292	1,026

Total operating expenses	15,109	13,774

Operating income	2,683	3,461

Interest expense	51	49
Interest income	(4)	(43)
Gain on valuation of derivative	(817)	—
Other expense, net	120	152

Income before income taxes	3,333	3,303
Income tax expense	1,399	1,354

Net income	$1,934	$1,949

Income per common share:
Basic	$0.07	$0.07

Diluted	$0.07	$0.07

Weighted-average common shares outstanding:
Basic	28,235	28,009
Diluted	28,539	28,230

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,399	$30,121
Restricted securities	5,300	—
Receivables, net	15,386	14,636
Deferred preservation costs	34,693	36,445
Inventories	6,265	6,446
Deferred income taxes	5,694	5,694
Prepaid expenses and other current assets	3,234	2,186

Total current assets	102,971	95,528

Property and equipment, net	13,881	14,309
Investment in equity securities	6,142	3,221
Restricted securities	—	5,000
Patents, net	3,471	4,248
Trademarks and other intangibles, net	2,720	2,724
Deferred income taxes	7,373	8,075
Other long-term assets	784	754

Total assets	$137,342	$133,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,693	$2,954
Accrued compensation	2,231	3,361
Accrued procurement fees	3,297	3,228
Accrued expenses and other current liabilities	6,208	6,302
Deferred income	2,467	2,646
Derivative liability	525	725
Line of credit	315	—
Notes payable	1,490	—

Total current liabilities	20,226	19,216

Line of credit	—	315
Other long-term liabilities	3,951	3,882

Total liabilities	24,177	23,413

Shareholders’ equity:
Preferred stock	—	—
Common stock (issued shares of 29,645 in 2010 and 29,475 in 2009)	297	295
Additional paid-in capital	129,273	128,427
Retained deficit	(10,418)	(12,352)
Accumulated other comprehensive loss	(42)	(38)
Treasury stock at cost (shares of 1,009 in 2010 and 1,000 in 2009)	(5,945)	(5,886)

Total shareholders’ equity	113,165	110,446

Total liabilities and shareholders’ equity	$137,342	$133,859

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2010	2009

	(Unaudited)
Net cash from operating activities:
Net income	$1,934	$1,949

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	968	1,052
Deferred income taxes	702	1,002
Non-cash compensation	721	607
Write-down of intangible asset	729	—
Gain on valuation of derivative	(817)	—
Other non-cash adjustments to income	128	(94)

Changes in operating assets and liabilities:
Receivables	(759)	(1,101)
Deferred preservation costs and inventories	1,939	(1,026)
Prepaid expenses and other assets	(1,033)	541
Accounts payable, accrued expenses, and other liabilities	(572)	(1,336)

Net cash flows provided by operating activities	3,940	1,594

Net cash from investing activities:
Capital expenditures	(481)	(679)
Purchases of restricted securities and investments	(2,604)	—
Other	(33)	(189)

Net cash flows used in investing activities	(3,118)	(868)

Net cash from financing activities:
Proceeds from financing of insurance policies	1,481	—
Principal payments on capital leases and short-term notes payable	(36)	(13)
Proceeds from exercise of stock options and issuance of common stock	99	114
Purchase of treasury stock	(59)	—
Other	(31)	142

Net cash flows provided by financing activities	1,454	243

Increase in cash and cash equivalents	2,276	969

Effect of exchange rate changes on cash	2	12
Cash and cash equivalents, beginning of period	30,121	17,201

Cash and cash equivalents, end of period	$32,399	$18,182

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2009 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Financial Instruments

Financial instruments measured at fair value are recorded in accordance with the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels. These levels from highest to lowest priority are as follows:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: Quoted prices in active markets for similar assets or liabilities or observable prices that are based on inputs not quoted on active markets, but corroborated by market data; and

•	Level 3: Unobservable inputs or valuation techniques that are used when little or no market data is available.

A summary of the Company’s financial instruments measured at fair value as of March 31, 2010 is as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
U.S. Treasury debt securities	$8,999	$—	$—	$8,999
U.S. Treasury money market funds	—	10,005	—	10,005

Restricted securities:
Money market funds	—	300	—	300
U.S. Treasury money market funds	—	5,000	—	5,000

Total assets	8,999	15,305	—	24,304

Liabilities
Derivative liability	—	—	(525)	(525)

Total liabilities	—	—	(525)	(525)

Net assets (liabilities)	$8,999	$15,305	$(525)	$23,779

Changes in fair value of level 3 liabilities are listed in the table below (in thousands). Refer to Note 4 for further discussion of the derivative liability.

Derivative Liability
Balance as of December 31, 2009	$725
Total gains unrealized included in earnings	(817)
Purchases, issuances, and settlements	617

Balance as of March 31, 2010	$525

3. Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and marketable securities (in thousands):

	Cost Basis	Unrealized Holding Gains	Estimated Market Value

March 31, 2010 (Unaudited)
Cash equivalents:
U.S. Treasury money market funds	$10,005	$—	$10,005
U.S. Treasury debt securities	8,999	—	8,999

Restricted securities:
Money market funds	300	—	300
U.S. Treasury money market funds	5,000	—	5,000

December 31, 2009
Cash equivalents:
U.S. Treasury money market funds	$18,754	$—	$18,754
U.S. Treasury debt securities	8,999	—	8,999

Restricted securities:
U.S. Treasury money market funds, long-term	5,000	—	5,000

As of March 31, 2010 $300,000 of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating to international tax obligations. As of March 31, 2010 and December 31, 2009 $5.0 million of the Company’s money market funds were designated as restricted securities due to a financial covenant requirement under the Company’s credit agreement with General Electric Capital Corporation (“GE Capital”) as discussed in Note 7.

There were no gross realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2010 and 2009. At March 31, 2010 $300,000 of restricted securities had a maturity date of between 90 days and one year. As of December 31, 2009 none of the Company’s restricted securities had a maturity date.

4. Investment in Equity Securities

Medafor Common Stock

CryoLife currently distributes HemoStase® (“HemoStase”) for Medafor, Inc. (“Medafor”), a privately held company incorporated in Minnesota, under a private label exclusive distribution agreement between the parties (the “Agreement”). In November 2009 and in January 2010 the Company executed stock purchase agreements to purchase a total of approximately 2.3 million shares of common stock in Medafor for $4.8 million. As Medafor’s common stock is not actively traded on any public stock exchange and as Medafor is a privately held company for which financial information is not readily available, the Company accounted for this investment using the cost method and recorded it as the long-term asset, investment in equity securities, on the Company’s Summary Consolidated Balance Sheet.

The carrying value of this investment was $6.1 million and $3.2 million as of March 31, 2010 and December 31, 2009, respectively, which includes the purchase price and adjustments to record certain of the stock purchase agreements’ embedded derivative liabilities on the purchase date, as discussed further below.

During the quarter ended March 31, 2010, the Company reviewed available information and determined that no factors were present indicating that the Company should evaluate its investment in Medafor common stock for impairment.

The Company’s previous attempt to purchase Medafor, the Company’s ongoing litigation with Medafor, and Medafor’s current and prior attempts to terminate the agreement, may negatively impact the Company’s ability to distribute HemoStase, up to and including causing the Company to cease distribution of HemoStase. See also “Legal Action” below and Part I, Item 2, “Risks and Uncertainties.”

Medafor Derivative

Per the terms of certain of the stock purchase agreements for the Medafor shares discussed above, in the event that CryoLife acquires more than 50% of the diluted outstanding stock of Medafor or merges with Medafor within a three-year period from each respective agreement date (a “Triggering Event”), CryoLife will make a future per share payment (the “Purchase Price Make-Whole Payment”) to such sellers. The payment will be equal to the difference between an amount calculated using the average cost of any subsequent shares purchased, as defined in each respective agreement, and the price of the shares purchased pursuant to each applicable stock purchase agreement. The Company was required to account for these Purchase Price Make-Whole Payment provisions as embedded derivatives (the “Medafor Derivative”).

CryoLife performed a valuation of the Medafor Derivative using a Black-Scholes model to estimate the future value of the shares on the purchase date. Management’s assumptions as to the likelihood of a Triggering Event occurring coupled with the valuation of the Purchase Price Make-Whole Payment were then used to calculate the derivative liability. The fair value of the Medafor Derivative was initially recorded as an increase to the investment in equity securities and a corresponding derivative liability on the Company’s Summary Consolidated Balance Sheet. The Medafor Derivative is revalued quarterly, and any change in the value of the derivative subsequent to the purchase date is recorded in the Company’s Summary Consolidated Statement of Operations.

The assumptions used in the Black-Scholes model to value the Purchase Price Make-Whole Payment as of March 31, 2010 included the Company’s estimate of the current market value of Medafor stock of $2.00 per share, an expected stock price volatility of .75, and a risk free interest rate from 0.37% to 1.50%.

The value of the Medafor Derivative was $525,000 and $725,000 as of March 31, 2010 and December 31, 2009, respectively. The change in the value of derivative recorded on the Summary Consolidated Statement of Operations was a gain of $817,000 for the three months ended March 31, 2010. The non-cash gain on valuation of the Medafor Derivative was largely due to the Company’s offer to purchase Medafor being withdrawn in the first quarter of 2010 because it was less likely that CryoLife would make payments on the derivative. This gain was recorded as a decrease in the derivative liability on the Summary Consolidated Balance Sheet. This decrease in the liability was partially offset by an increase of $617,000 related to additional purchases of Medafor common stock during the quarter. See also the disclosure of the change in fair value of the derivative liability in Note 2.

The executed stock purchase agreements do not require the Company to pursue a Triggering Event or to purchase Medafor stock for a price higher than the price initially paid by CryoLife as set forth in the stock purchase agreements. The liability recorded for the Medafor Derivative will only result in a cash payment if a Triggering Event occurs, which is at the discretion of the Company. The Purchase Price Make-Whole Payment ultimately paid by the Company, if any, could be materially different from the amount accrued at March 31, 2010.

Legal Action

Overview

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company has filed a lawsuit against Medafor, Inc. in the U.S. District Court for the Northern District of Georgia alleging claims for, among other things, breach of contract, fraud, negligent misrepresentation, and violations of Georgia Racketeer Influenced and Corrupt Organizations Act (“Georgia RICO”). The lawsuit arises out of a distribution agreement between the parties (“Agreement”), pursuant to which the Company has the right to distribute a product manufactured by Medafor (the “Product”) under the name HemoStase. On March 8, 2010, pursuant to the Court’s February 18, 2010 order that reinstated the Company’s fraud and negligent misrepresentation claims, the Company filed a Third Amended Complaint, asserting those claims, reasserting its recast Georgia RICO Claim, and reasserting its remaining claims for, among other things, breach of contract. On March 22, 2010 Medafor filed a partial motion to dismiss the Third Amended Complaint, asking the Court to dismiss only the Georgia RICO claim. On April 15, 2010, the Company filed its response brief in opposition to Medafor’s partial motion to dismiss the Third Amended Complaint.

Medafor has yet to file their reply brief in support of the partial motion to dismiss. The Company does not know when the Court will rule on the new partial motion to dismiss.

Medafor’s 2010 Notices of Termination

As previously reported in the Company’s Current Report on Form 8-K dated March 5, 2010, Medafor informed the Company on March 2, 2010 of its belief that the Company had materially breached its duties and obligations under the Agreement and gave the Company notice of its intent to terminate the Agreement if the alleged material breach was not cured by April 5, 2010. Medafor contends that the alleged material breach of the Agreement occurred because the Company’s employees and representatives in New Jersey were allegedly offering certain bundling packages beyond the scope of the Agreement and intentionally misrepresenting the scope of the Agreement and the nature of the relationship between the parties. On March 23, 2010, the Company sent a letter to Medafor responding to Medafor’s allegations contained in the March 2, 2010 letter, in which the Company explained, with evidentiary support, its contention that it did not materially breach the Agreement and that Medafor’s allegations of intentionally inappropriate marketing were without merit.

Medafor and the Company agreed on March 5, 2010 that if Medafor decides after April 5, 2010 that a material breach has occurred in reference to the matters discussed above, and that the Company has failed to cure the breach, Medafor will not terminate the Agreement from the date on which Medafor informs the Company of its decision but instead will give the Company three-weeks notice before terminating. In exchange, the Company has agreed that it will not, prior to being informed of Medafor’s decision, petition a court to enjoin the threatened termination of the Agreement. The parties also agreed that the three-week period would not begin to run until one of the two parties affirmatively and explicitly informs the other that it has begun.

As previously reported in the Company’s Current Report on Form 8-K dated March 19, 2010, Medafor informed the Company on March 18, 2010 of its belief that the Company repudiated the Agreement by failing to provide certain requested assurances within thirty days. Medafor alleges that it had reasonable grounds to demand, pursuant to Georgia law, that the Company take certain steps that Medafor asserts amounted to a request for “adequate assurances” of CryoLife’s performance with respect to the Agreement. On March 22, 2010 CryoLife informed Medafor that it disputed Medafor’s assertions and that Medafor had no right to terminate the Agreement. On March 19, 2010, the parties entered into an agreement whereby the parties agreed to an accelerated briefing schedule for CryoLife’s motion for emergency preliminary injunction to require Medafor to comply with the Agreement. The parties have already filed their respective briefs on the motion. The Court scheduled a hearing on the Company’s motion for a preliminary injunction for May 10, 2010. The Company does not know when the Court will rule on the motion for preliminary injunction.

5. Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2010	December 31, 2009

	(unaudited)
Raw materials	$3,817	$4,144
Work-in-process	421	278
Finished goods	2,027	2,024

Total inventories	$6,265	$6,446

6. Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generated deferred tax assets primarily as a result of write-downs of deferred preservation costs, accruals for tissue processing and product liability claims, and operating losses.

As of March 31, 2010 the Company had a net deferred tax asset of $13.1 million, including a total of $1.8 million in valuation allowances against deferred tax assets. As of December 31, 2009 the Company had a net deferred tax asset of $13.8 million, including a total of $1.8 million in valuation allowances against deferred tax assets. Valuation allowances at March 31, 2010 and

December 31, 2009 related to state net operating loss carryforwards are not expected to be fully utilized prior to their expiration. The realizability of the Company’s deferred tax assets could be limited in future periods following a change in control as mandated by Section 382 of the Internal Revenue Code of 1986, as amended, which relates to certain specified changes in control of taxpayers. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

7. Debt

GE Credit Agreement

On March 26, 2008 CryoLife entered into a credit agreement with GE Capital as lender, as amended on January 12, 2010 (the “GE Credit Agreement”). The GE Credit Agreement provides for a revolving credit facility in an aggregate amount not to exceed the initial commitment of $15.0 million (including a letter of credit subfacility). The initial commitment may be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. In the second quarter of 2009, as requested by the German courts, the Company obtained a letter of credit relating to the Company’s patent infringement legal proceeding against Tenaxis, Inc. in Germany, which reduced the aggregate borrowing capacity to $14.8 million. The letter of credit has a one-year initial term and automatically renews for additional one-year periods. While the Company currently expects that its aggregate borrowing capacity under the GE Credit Agreement will remain at $14.8 million, there can be no assurance that the borrowing capacity will remain at this level.

The GE Credit Agreement places limitations on the amount that the Company may borrow and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio, (ii) maintain a minimum adjusted earnings subject to defined adjustments as of specified dates, and (iii) not make or commit capital expenditures in excess of a defined limitation. Further, since April 15, 2008 as required under the terms of the GE Credit Agreement, the Company has been maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. These amounts are recorded as restricted securities on the Company’s Consolidated Balance Sheets, as they are restricted for the term of the GE Credit Agreement. The GE Credit Agreement also includes customary conditions on incurring new indebtedness and prohibits payments of cash dividends on the Company’s common stock. There is no restriction on the payment of stock dividends. Commitment fees are paid based on the unused portion of the facility. The GE Credit Agreement expires on March 25, 2011, at which time any outstanding principal balance will be due. Based on the expiration date, the Company has reclassified the amounts due under the GE Credit Agreement as short-term debt and the related restricted securities as a current asset on the March 31, 2010 Summary Consolidated Balance Sheet. As of March 31, 2010 the Company was in compliance with the covenants of the GE Credit Agreement.

Amounts borrowed under the GE Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest at LIBOR, with a minimum rate of 3%, or GE Capital’s base rate, with a minimum rate of 4% each, plus the applicable margin. As of March 31, 2010 the outstanding balance of the GE Credit Agreement was $315,000, the aggregate interest rate was 6.25%, and the remaining availability was $14.5 million. As of December 31, 2009 the outstanding balance of the GE Credit Agreement was $315,000, the aggregate interest rate was 5.50%, and the remaining availability was $14.5 million.

Other

The Company routinely enters into agreements to finance insurance premiums for periods not to exceed the terms of the related insurance policies. In March 2010 the Company entered into an agreement to finance approximately $1.5 million in insurance premiums at a 2.707% annual interest rate, which was payable in equal monthly payments over a nine month period. In April 2009 the Company entered into an agreement to finance approximately $1.3 million in insurance premiums at a 3.695% annual interest rate, which is payable in equal monthly payments over a nine month period. As of March 31, 2010 and December 31, 2009 the aggregate outstanding balances under these agreements were $1.5 million and zero, respectively.

Total interest expense was $51,000 and $49,000 for the three months ended March 31, 2010 and 2009, respectively, which included interest on debt, capital leases, and uncertain tax positions.

8. Comprehensive Income

The following is a summary of comprehensive income (in thousands):

	Three Months Ended March 31,
	2010	2009

	(Unaudited)
Net income	$1,934	$1,949
Change in translation adjustment	(4)	12

Comprehensive income	$1,930	$1,961

The tax effect on the translation adjustment is zero for each period presented. The accumulated other comprehensive loss of $42,000 and $38,000 as of March 31, 2010 and December 31, 2009, respectively, consisted solely of currency translation adjustments.

9. Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009

	(Unaudited)
Basic income per common share:
Net income	$1,934	$1,949
Basic weighted-average common shares outstanding	28,235	28,009

Basic income per common share	$0.07	$0.07

Diluted income per common share:
Net income	$1,934	$1,949
Basic weighted-average common shares outstanding	28,235	28,009
Effect of dilutive stock options[a]	155	142
Effect of dilutive restricted stock awards	149	79

Diluted weighted-average common shares outstanding	28,539	28,230

Diluted income per common share	$0.07	$0.07

[a]

Stock options to purchase 1.1 million common shares were excluded from the calculation of diluted weighted-average common shares outstanding for each of the quarters ended March 31, 2010 and 2009, as such stock options would be antidilutive to the computation of income per common share.

In future periods, basic and diluted income per common share are expected to be affected by the fluctuations in the fair value of the Company’s common stock, the exercise and issuance of additional stock options, and the issuance of additional restricted stock awards.

10. Stock Compensation

Overview

The Company has stock option and stock incentive plans for employees and non-employee Directors that provide for grants of restricted stock awards and options to purchase shares of Company common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company also maintains a shareholder approved Employee Stock Purchase Plan (the “ESPP”) for the benefit of its employees. The ESPP allows eligible employees the right to purchase common stock on a regular basis at the lower of 85% of the market price at the beginning or end of each offering period.

Stock Awards

The Compensation Committee of the Company’s Board of Directors authorized awards of stock from approved stock incentive plans to certain Company officers totaling 152,000 and 87,000 shares of common stock during the quarters ended March 31, 2010 and 2009, respectively, which had an aggregate market value of $957,000 and $717,000, respectively.

Stock Options

The Compensation Committee of the Company’s Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company officers and employees totaling 427,000 and 438,000 shares during the quarters ended March 31, 2010 and 2009, respectively, with exercise prices equal to the stock prices on the respective grant dates.

Employees purchased common stock totaling 15,000 and 14,000 shares in the quarters ended March 31, 2010 and 2009, respectively, through the Company’s ESPP.

Stock Compensation Expense

The Company values its stock awards based on the stock price on the date of grant and expenses the related compensation cost using the straight-line method over the vesting period. The Company uses a Black-Scholes model to value its stock option grants and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of the Company’s ESPP options is also determined using a Black-Scholes model and is expensed over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk free interest rate. The period expense is then determined based on the valuation of the options and, at that time, an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the recent historical experience of the Company and is adjusted to reflect actual forfeitures at each vesting date.

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009

	Stock Options	ESPP Options	Stock Options	ESPP Options

	(Unaudited)		(Unaudited)
Expected life of options	3.75 Years	.25 Years	4.00 Years	.25 Years
Expected stock price volatility	.650	.370	.650	1.035
Risk-free interest rate	1.29%	0.05%	1.51%	0.08%

The following table summarizes stock compensation expenses (in thousands):

	Three Months Ended March 31,
	2010	2009

	(Unaudited)
Stock grant expense	$273	$218
Stock option expense	507	448

Total stock compensation expense	$780	$666

Included in the total stock compensation expense were expenses related to common stock awards and stock options issued in the current year as well as those issued in prior years that continue to vest during the period, and compensation related to the Company’s ESPP. These amounts were recorded as compensation expense and were subject to the Company’s normal allocation of expenses to deferred preservation costs and inventory. The Company capitalized $59,000 in each of the three months ended March 31, 2010 and 2009 of the stock compensation expense into its deferred preservation costs and inventory costs.

As of March 31, 2010 the Company had a total of $1.7 million in unrecognized compensation costs related to unvested stock awards, before considering the effect of expected forfeitures. As of March 31, 2010 this expense is expected to be recognized over a weighted average period of 1.8 years. As of March 31, 2010 there was approximately $2.4 million in total unrecognized compensation costs related to unvested stock options, before considering the effect of expected forfeitures. As of March 31, 2010 this expense is expected to be recognized over a weighted average period of 1.9 years.

11. Segment Information

The Company has two reportable segments organized according to its services and products: Preservation Services and Medical Devices. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues and from shipments of previously preserved orthopaedic tissues. The Medical Devices segment includes external revenues from product sales of BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), and HemoStase, as well as sales of other medical devices. BioGlue includes BIOGLUE Aesthetic® Medical Adhesive. There are no intersegment revenues.

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

The following table summarizes revenues, cost of preservation services and products, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
	2010	2009

	(Unaudited)
Revenues:
Preservation services	$15,583	$13,548
Medical devices	13,955	12,945
Other[a]	179	195

Total revenues	29,717	26,688

Cost of preservation services and products:
Preservation services	9,398	7,491
Medical devices	2,527	1,962

Total cost of preservation services and products	11,925	9,453

Gross margin:
Preservation services	6,185	6,057
Medical devices	11,428	10,983
Other[a]	179	195

Total gross margin	$17,792	$17,235

The following table summarizes net revenues by product (in thousands):

	Three Months Ended March 31,
	2010	2009

	(Unaudited)
Preservation services:
Cardiac tissue	$6,903	$5,592
Vascular tissue	8,680	7,871
Orthopaedic tissue	—	85

Total preservation services	15,583	13,548

Products:
BioGlue and BioFoam	11,912	11,764
HemoStase	2,105	1,110
Other medical devices	(62)	71

Total products	13,955	12,945

Other[a]	179	195

Total revenues	$29,717	$26,688

[a]	For the quarter ended March 31, 2010 and 2009, the “Other” designation includes grant revenue.

12. Commitments and Contingencies

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

At March 31, 2010 and December 31, 2009 the short-term and long-term portions of the unreported loss liability and any related recoverable insurance amounts are as follows (in thousands):

	March 31, 2010	December 31, 2009

	(Unaudited)
Short-term liability	$1,890	$1,890
Long-term liability	1,870	1,790

Total liability	3,760	3,680

Short-term recoverable	675	660
Long-term recoverable	725	680

Total recoverable	1,400	1,340

Total net unreported loss liability	$2,360	$2,340

Further analysis indicated that the liability as of March 31, 2010 could be estimated to be as high as $8.1 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

On March 31, 2010 the Company bound liability coverage for the 2010/2011 insurance policy year. This policy is an eight-year claims-made insurance policy, i.e. claims incurred during the period April 1, 2003 through March 31, 2011 and reported during the period April 1, 2010 through March 31, 2011 are covered by this policy. Claims incurred prior to April 1, 2003 that have not been reported are uninsured.

As of April 27, 2010 there were no pending tissue processing or product liability lawsuits filed against the Company.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife”, the “Company”, “we”, or “us”), incorporated January 19, 1984 in Florida, preserves and distributes human tissues and develops, manufactures, and commercializes medical devices for cardiac and vascular transplant applications. The human tissue distributed by CryoLife includes the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch tissue (“CryoPatch SG”), both processed using CryoLife’s proprietary SynerGraft® technology. CryoLife’s medical devices consist primarily of surgical adhesives, sealants, and hemostats including BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), and HemoStase® (“HemoStase”), which the Company has been distributing for Medafor, Inc. (“Medafor”), as well as other medical devices.

For the quarter ended March 31, 2010 CryoLife achieved record quarterly revenues of $29.7 million. In addition, CryoLife generated $3.9 million in cash from operations during the first quarter of 2010, despite the fact that the Company typically experiences higher operating cash outflows in the first quarter of each year. The additional cash is largely due to the Company’s strong sales growth coupled with careful management of its operating cash requirements, illustrated by the $1.8 million reduction in the Company’s deferred preservation cost balances since December 31, 2009. See the “Results of Operations” section below for additional analysis of the first quarter 2010 results.

Recent Events

During the fourth quarter of 2009 and in January 2010, CryoLife completed the purchase of approximately 2.3 million shares of Medafor common stock for approximately $2 per share. In January 2010 CryoLife announced that it had contacted Medafor’s board and proposed a purchase price of $2 per share for the remaining outstanding shares, to be paid in a mixture of cash and CryoLife stock. On March 12, 2010 Medafor announced that it had signed a long-term raw material supply agreement with Magle Life Sciences of Sweden (“Magle”), the supplier of the key powder component for HemoStase, in exchange for an undisclosed amount of cash and 1.8 million shares of Medafor common stock. The Company believes, based on the limited information made available to Medafor shareholders, that the Medafor board’s stated strategic rationale for entering into the Magle transaction does not justify the significant dilution suffered by Medafor shareholders. See also Part II, Item 1a, “Risk Factors.” Shortly thereafter, CryoLife withdrew its $2 per share offer to purchase Medafor.

The Company’s previous attempt to purchase Medafor and the Company’s ongoing litigation with Medafor may negatively impact the Company’s ability to distribute HemoStase, up to and including causing the Company to cease distribution of HemoStase. Medafor informed the Company on March 18, 2010 that the distribution agreement between the parties was terminated. CryoLife filed an emergency motion for preliminary injunction in Federal Court requesting that the Court order the agreement to not be terminated. The Court has set a hearing date for May 10, 2010. CryoLife does not know when the Court will rule on its motion. Medafor stated that while the motion is pending it will treat the distribution agreement as effective, but that it can choose to change this treatment at any time. The Company submitted two purchase orders in April 2010. On April 28, 2010 CryoLife received notice that Medafor agreed to partially fulfill the first order and has rejected the second purchase order because Medafor believed CryoLife had repudiated the Agreement. This position is inconsistent with Medafor’s previous statements that it would treat the Agreement as not terminated. Based on this rejection, CryoLife does not believe Medafor will fulfill any further purchase orders absent a court order. The Company believes that it presently has enough inventory, with or without the fulfillment of any further purchase orders, to meet its business needs into July 2010. See also Part II, Item 1, “Legal Proceedings” and Part I, Item 2, “Risks and Uncertainties.”

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2009. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company did not experience any significant changes during the quarter ended March 31, 2010 in its Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2009.

New Accounting Pronouncements

There were no new accounting pronouncements relevant to the Company that management anticipates implementing during the year ending December 31, 2010.

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended March 31,		Revenues as a Percentage of Total Revenues for the Three Months Ended March 31,
	2010	2009	2010	2009

	(Unaudited)
Preservation services:
Cardiac tissue	$6,903	$5,592	23%	21%
Vascular tissue	8,680	7,871	29%	30%
Orthopaedic tissue	—	85	—%	—%

Total preservation services	15,583	13,548	52%	51%
Products:
BioGlue and BioFoam	11,912	11,764	40%	44%
HemoStase	2,105	1,110	7%	4%
Other medical devices	(62)	71	—%	—%

Total products	13,955	12,945	47%	48%

Other	179	195	1%	1%

Total	$29,717	$26,688	100%	100%

Revenues increased 11% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. A detailed discussion of the changes in preservation services revenues, product revenues, and other revenues for the three months ended March 31, 2010 is presented below.

Preservation Services

Revenues from preservation services increased 15% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to an increase in cardiac preservation services revenues and to a lesser extent an increase in vascular preservation services revenues. See further discussion of cardiac and vascular preservation services revenues below.

The Company’s procurement of tissues increased 3% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. As a part of the normal course of business, CryoLife routinely adjusts its criteria for accepting incoming tissue based on certain variables. These variables include changes in demand for certain types of tissues processed by the Company, the level of tissues currently available for shipment, changes in incoming tissue availability, and the likelihood that certain tissues will pass the Company’s quality controls and testing processes. The increase in procurement for the three months ended March 31, 2010 was primarily the result of changes in tissue acceptance criteria made during 2009, which increased the procurement of vascular tissues, partially offset by a decrease in cardiac tissues. The Company may continue to make changes in incoming tissue acceptance criteria, and as a result, the Company’s level of procurement may continue to vary from quarter-to-quarter and year-to-year. The Company believes that its existing tissues available for shipment and current procurement levels are sufficient to support anticipated future demand for cardiac and vascular tissues for the reasonably foreseeable future.

Cardiac Preservation Services

Revenues from cardiac preservation services (consisting of revenues from the distribution of heart valves, cardiac patch tissues, and minimally processed tissues that are distributed to a third party tissue processor) increased 23% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily due to the aggregate impact of volume and tissue mix, which together increased revenues by 24%, partially offset by a decrease in average service fees, which decreased revenues by 1%.

The 24% increase in revenues from the net effect of volume and tissue mix was primarily due to a 21% increase in shipments of heart valves and cardiac patch tissues, primarily in CryoPatch SG, CryoValve SGPV, and standard processed pulmonary valves. The Company believes that the increase in shipments of cardiac tissues in the three months ended March 31, 2010 was primarily due to increased demand for these tissues in domestic markets and to a lesser extent to increased demand in Europe. This increase was partially due to the efforts of the Company’s cardiac specialists, its cardiac tissue focused sales force. Another contributing factor is the Company’s physician training efforts, including the Ross Summit and monthly Aortic Allograft Workshops, which have resulted in additional physicians implanting the Company’s tissues.

Domestic revenues accounted for 93% and 95% of total cardiac preservation services revenues in the three months ended March 31, 2010 and 2009, respectively.

Vascular Preservation Services

Revenues from vascular preservation services increased 10% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to an 8% increase in unit shipments of vascular tissues, which increased revenues by 9% and an increase in average service fees, which increased revenues by 1%.

The increase in vascular volume for the three months ended March 31, 2010 was primarily due to increases in shipments of saphenous veins, due to the strong demand for these tissues in domestic markets, primarily for use in peripheral vascular reconstruction surgeries to avoid limb amputations.

Products

Revenues from products increased 8% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily due to an increase in HemoStase revenues. See further discussions of BioGlue, BioFoam, and HemoStase revenues below.

BioGlue and BioFoam

Revenues from the sale of BioGlue and BioFoam increased 1% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily due to an increase in average selling prices, which increased revenues by 5%, and the favorable impact of foreign exchange, which increased revenues by 1%, partially offset by a 5% decrease in the volume of milliliters sold, which decreased revenues by 5%.

Sales of BioGlue and BioFoam for the three months ended March 31, 2010 included international sales of BioFoam following receipt of the CE Mark approval during the third quarter of 2009. BioFoam sales accounted for less than 1% of total BioGlue and BioFoam sales for the three months ended March 31, 2010.

The increase in average selling prices for the three months ended March 31, 2010 was primarily due to list price increases on certain BioGlue products that went into effect during 2009 and 2010 and the negotiation of pricing contracts with certain customers.

The decrease in sales volume for BioGlue and BioFoam for the three months ended March 31, 2010 was primarily due to a decrease in shipments of BioGlue in domestic markets, particularly in the northeast region of the U.S., which has been disproportionately affected by the poor economic conditions. Management believes that the decrease in domestic BioGlue shipments is a result of various factors, including: poor economic conditions and their constraining effect on hospital budgets; the resulting attempts by hospitals to control costs by reducing spending on consumable items, such as BioGlue; and the efforts of some large competitors in enforcing contract purchasing requirements.

The impact of foreign exchange for the three months ended March 31, 2010 was due to changes in the exchange rates between the U.S. Dollar and both the British Pound and the Euro in the three months ended March 31, 2010 as compared to the respective period in 2009. The Company’s sales of BioGlue and BioFoam through its direct sales force to United Kingdom hospitals are denominated in British Pounds, and its sales to German hospitals and certain distributors are denominated in Euros.

Domestic revenues accounted for 69% and 72% of total BioGlue revenues in the three months ended March 31, 2010 and 2009, respectively.

CryoLife is currently engaged in legal action with Tenaxis, Inc. (“Tenaxis”), which has sought to invalidate CryoLife’s main BioGlue patent in Germany. On April 22, 2010 the German Patent Court issued an order nullifying this BioGlue patent. The Company expects to appeal the court’s ruling, although the appeal may not be heard until 2012. In the event that this main BioGlue patent is ultimately declared invalid, CryoLife would still be able to sell BioGlue in Germany and the rest of Europe; however, the German court’s ruling, if upheld on appeal, would prevent CryoLife from suing a party to prevent them from infringing the main BioGlue patent in Germany. Sales of BioGlue in Germany represented approximately 4% of total Company BioGlue and BioFoam revenues for the three months ended March 31, 2010.

HemoStase

Revenues from the sale of HemoStase increased 90% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily due to a 90% increase in the volume of grams sold, which increased revenues by 93%, partially offset by a decrease in average selling prices, which decreased revenues by 3%.

The increase in sales volume for the three months ended March 31, 2010 was due to an increase in shipments of HemoStase in both domestic and international markets. CryoLife began marketing and distribution of HemoStase under a multinational distribution agreement with Medafor in the second quarter of 2008.

The decrease in average selling prices for the three months ended March 31, 2010 was primarily due to the increasing penetration of HemoStase in international markets through the Company’s network of independent distributors. Sales of HemoStase to distributors in international markets generally have lower average selling prices than the Company’s domestic sales.

Domestic revenues accounted for 69% and 74% of total HemoStase revenues in the three months ended March 31, 2010 and 2009, respectively.

If the distribution agreement with Medafor remains in place, the Company believes that HemoStase revenues will increase for the full year 2010 as compared to 2009, as this product is still in a high growth phase, due to its limited penetration in the Company’s existing customer base. However, the Company’s previous attempt to purchase Medafor and the Company’s ongoing litigation with Medafor may negatively impact the Company’s ability to distribute HemoStase, up to and including causing the Company to cease distribution of HemoStase. Medafor informed the Company on March 18, 2010 that the distribution agreement between the parties was terminated. CryoLife filed an emergency motion for preliminary injunction in Federal Court requesting that the Court order the agreement to not be terminated. The Court has set a hearing date for May 10, 2010. CryoLife does not know when the Court will rule on its motion. Medafor stated that while the motion is pending it will treat the distribution agreement as effective, but that it can choose to change this treatment at any time. The Company submitted two purchase orders in April 2010. On April 28, 2010 CryoLife received notice that Medafor agreed to partially fulfill the first order and has rejected the second purchase order because Medafor believed CryoLife had repudiated the Agreement. This position is inconsistent with Medafor’s previous statements that it would treat the Agreement as not terminated. Based on this rejection, CryoLife does not believe Medafor will fulfill any further purchase orders absent a court order. The Company believes that it presently has enough inventory, with or without the fulfillment of any further purchase orders, to meet its business needs into July 2010. If Medafor is successful in terminating the distribution agreement CryoLife expects 2010 HemoStase revenues to be materially, adversely impacted. See also Part II, Item 1, “Legal Proceedings” and Part I, Item 2, “Risks and Uncertainties.”

Other Revenues

Other revenues for the three months ended March 31, 2010 and 2009 included revenues related to funding allocated from U.S. Congress Defense Appropriations Conference Reports in 2005 through 2008, collectively the (“DOD Grants”). As of March 31, 2010 CryoLife has been awarded and has received a total of $5.4 million for the development of protein hydrogel technology, which the Company is currently developing for use in organ sealing. Through March 31, 2010 CryoLife had $2.5 million remaining in unspent cash advances from the DOD Grants recorded as cash and cash equivalents and deferred income on the Company’s Summary Consolidated Balance Sheet.

Cost of Preservation Services and Products

Cost of Preservation Services

	Three Months Ended March 31,
	2010	2009
Cost of preservation services	$9,398	$7,491
Cost of preservation services as a percentage of preservation services revenues	60%	55%

Cost of preservation services increased 25% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

The increase in cost of preservation services in the three months ended March 31, 2010 was primarily due to an increase in cardiac and vascular tissues shipped, as discussed above, and an increase in the per unit cost of processing tissues. The increase in the per unit cost of processing tissues in 2010 was largely a result of decreased processing and packaging throughput.

The increase in cost of preservation services as a percentage of preservation services revenues for the three months ended March 31, 2010 was primarily due to the increase in the per unit cost of processing tissues, partially offset by an increase in average service fees, which had a small favorable effect.

Cost of Products

	Three Months Ended March 31,
	2010	2009
Cost of products	$2,527	$1,962
Cost of products as a percentage of product revenues	18%	15%

Cost of products increased 29% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

The increase in cost of products in the three months ended March 31, 2010 was primarily due to the increase in shipments of HemoStase, as discussed above. To a lesser extent, the increase in cost of products was due to a slight increase in the per unit cost of BioGlue, largely offset by a decrease in the per unit cost of HemoStase. The per unit cost of HemoStase decreased due to increased distribution of HemoStase internationally, as international product has a reduced cost.

The increase in cost of products as a percentage of product revenues for the three months ended March 31, 2010 was primarily due to increasing revenues from HemoStase, which has a lower profit margin than BioGlue, as well as an increase in the per unit cost of BioGlue, partially offset by an increase in BioGlue average selling prices, as discussed above.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended March 31,
	2010	2009
General, administrative, and marketing expenses	$13,817	$12,748
General, administrative, and marketing expenses as a percentage of total revenues	46%	48%

General, administrative, and marketing expenses increased 8% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

The increase in general, administrative, and marketing expenses for the three months ended March 31, 2010 was primarily due to an increase in spending on legal and professional fees. Expenses in the three months ended March 31, 2010 included $729,000 in previously capitalized legal fees associated with BioGlue patent litigation in Germany, approximately $415,000 in costs associated with litigation with Medafor, and approximately $380,000 in business development costs, primarily associated with the Company’s proposal to acquire Medafor.

As discussed in “BioGlue and BioFoam” above, on April 22, 2010 the German Patent Court issued an order nullifying the Company’s BioGlue patent in Germany, after previously notifying the Company in March that it would do so. With the likelihood that any appeal of this order would not be heard until 2012 and with the postponement of the patent infringement proceeding, the Company deemed it appropriate to write down the $729,000 in previously capitalized patent defense costs during the first quarter of 2010. See further discussion in Part II, Item 1, “Legal Proceedings.”

The Company’s general, administrative, and marketing expenses included $651,000 and $553,000 for the three months ended March 31, 2010 and 2009, respectively, related to the grant of stock options and restricted stock awards.

Expenses associated with lawsuits, including lawsuits with Medafor, and business development opportunities, including costs associated with acquisitions and attempted acquisitions, may materially impact the Company’s general, administrative, and marketing expenses for the remainder of 2010.

Research and Development Expenses

	Three Months Ended March 31,
	2010	2009
Research and development expenses	$1,292	$1,026
Research and development expenses as a percentage of total revenues	4%	4%

Research and development spending in 2010 and 2009 was primarily focused on the Company’s BioGlue family of products, including: BioGlue, BioGlue Aesthetic, BioFoam, and BioDisc®, and SynerGraft products and tissues, including: CryoValve SGPV, CryoValve SG aortic heart valves, CryoPatch SG, and xenograft SynerGraft tissue products.

Other Income and Expenses

Interest expense was $51,000 and $49,000 for the three months ended March 31, 2010 and 2009, respectively. Interest expense for the three months ended March 31, 2010 and 2009 included interest incurred related to the Company’s debt, capital leases, and interest related to uncertain tax positions.

Interest income was $4,000 and $43,000 for the three months ended March 31, 2010 and 2009, respectively. Interest income for the three months ended March 31, 2010 and 2009 was primarily due to interest earned on the Company’s cash, cash equivalents, and restricted securities. The decrease in interest income in 2010 was primarily due to a decline in interest rates paid on the Company’s cash and cash equivalents, partially offset by an increase in the balance in these accounts.

The gain on valuation of derivative was $817,000 for the three months ended March 31, 2010. During the fourth quarter of 2009 and the first quarter of 2010, the Company made several purchases of Medafor common stock that contained purchase price make-whole provisions, which the Company accounted for as embedded derivatives. The decrease in the value of the liability for these embedded derivatives, largely resulting from the Company’s withdrawal of its offer to purchase Medafor in the first quarter of 2010, resulted in a non-cash gain for the three months ended March 31, 2010.

The Company’s valuation of the Medafor derivative is based on several assumptions including the Company’s estimates of the likelihood of concluding an acquisition of Medafor and the current fair market value of Medafor stock. If in the future the Company’s assumptions change, the value of the derivative liability could change and result in a non-cash gain or loss for the Company. Specifically, if CryoLife decides to make a new offer to acquire Medafor and the Company’s estimate of the likelihood of an acquisition occurring increases, this could result in a non-cash loss to the Company related to the valuation of the derivative.

Earnings

	Three Months Ended March 31,
	2010	2009
Income before income taxes	$3,333	$3,303
Income tax expense	1,399	1,354

Net income	$1,934	$1,949

Diluted weighted-average common shares outstanding	28,539	28,230
Diluted income per common share	$0.07	$0.07

Income before income taxes for the three months ended March 31, 2010 was comparable to the three months ended March 31, 2009. Income before income taxes for the three months ended March 31, 2010 was impacted by an increase in revenues and a gain on valuation of derivative, largely offset by an increase in costs and expenses as discussed above.

The Company’s effective income tax rate was 42% and 41% for the three months ended March 31, 2010 and 2009, respectively. Net income and diluted income per common share for the three months ended March 31, 2010 were comparable to the corresponding period in 2009.

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

The Company believes the demand for its vascular preservation services is seasonal, with lowest demand generally occurring in the fourth quarter. Management believes this trend for vascular preservation services is primarily due to fewer surgeries being scheduled during the winter holiday months.

The Company believes the demand for BioGlue is seasonal, with a decline in demand generally occurring in the third quarter followed by stronger demand in the fourth quarter. Management believes that this trend for BioGlue may be due to the summer holiday season in Europe and fewer surgeries being performed on adult patients in the summer months in the U.S.

The Company is uncertain whether the demand for HemoStase will be seasonal. As HemoStase is in a growth phase generally associated with a recently introduced product that has not fully penetrated the marketplace, the nature of any seasonal trends in HemoStase sales may be obscured.

Liquidity and Capital Resources

Net Working Capital

At March 31, 2010 net working capital (current assets of $102.9 million less current liabilities of $20.2 million) was $82.7 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, compared to net working capital of $76.3 million and a current ratio of 5 to 1 at December 31, 2009.

Overall Liquidity and Capital Resources

The Company’s primary cash requirements for the three months ended March 31, 2010 arose out of general working capital needs, the acquisition of Medafor common stock, and the payment of legal and professional fees. Legal and professional fees during the three months ended March 31, 2010 included costs associated with the Company’s litigation with Medafor and business development costs. The Company funded its cash requirements primarily through its operating activities, which generated cash during the period.

During 2009 the Company began a series of initiatives to reduce the growth of deferred preservation costs. As a result of these initiatives, the growth rate of the Company’s deferred preservation costs slowed during 2009, and the balance of the Company’s deferred preservation costs decreased by $1.8 million during the first quarter of 2010. The Company believes that the current balance of its deferred preservation costs along with its ongoing preservation service activities is sufficient to support its current and projected revenues.

CryoLife entered into a credit facility with GE Capital in March of 2008, as amended on January 12, 2010 (the “GE Credit Agreement”) which provides for up to $15.0 million in revolving credit for working capital, acquisitions, and other corporate purposes, of which $14.5 million was available for borrowing as of March 31, 2010. As of March 31, 2010 the outstanding balance under this agreement was $315,000. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. As a result, these funds will not be available to meet the Company’s liquidity needs during the term of the GE Credit Agreement, and as such have been recorded in restricted securities on the Company’s Summary Consolidated Balance Sheet.

The Company’s cash equivalents include advance funding received under the DOD Grants for the continued development of protein hydrogel technology. As of March 31, 2010 $2.5 million of the Company’s cash equivalents were related to these DOD Grants, which must be used for the specified purposes.

The Company believes that its anticipated cash from operations and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs for at least the next twelve months. The Company’s future cash requirements may include cash for general working capital needs, to fund business development activities, including acquisitions and attempted acquisitions, to purchase license agreements, and for other corporate purposes. The Company has net operating loss carryforwards that will reduce otherwise required cash payments for federal and state income taxes for the 2010 tax year. Cash payments for taxes will increase in 2011 as the Company’s net operating loss carryforwards are expected to be utilized in 2010.

Liability Claims

As of March 31, 2010 the Company had accrued a total $3.8 million for the estimated costs of unreported tissue processing and product liability claims related to services performed and products sold prior to March 31, 2010 and had recorded a receivable of $1.4 million representing estimated amounts to be recoverable from the Company’s insurance carriers with respect to such accrued liability. Further analysis indicated that the liability could be estimated to be as high as $8.1 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques. The $3.8 million accrual does not represent cash set aside. The timing of future payments related to the accrual is dependent on when and if claims are asserted, judgments are rendered, and/or settlements are reached. Should payments related to the accrual be required, these monies would have to be paid from insurance proceeds and liquid assets. Since the amount accrued is based on actuarial estimates, actual amounts required could vary significantly from this estimate.

Net Cash from Operating Activities

Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2010 as compared to $1.6 million for the three months ended March 31, 2009. The increase in the Company’s working capital needs was less in the three months ended March 31, 2010 than in the three months ended March 31, 2009, primarily due to a reduction in the Company’s deferred preservation cost balances.

The current year cash provided of $3.9 million was primarily due to net income generated during the period and the net effect of non-cash items, partially offset by an increase in working capital needs due to the timing of receipts and payments in the ordinary course of business.

The Company uses the indirect method to prepare its cash flow statement, and accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items and for changes in operating assets and liabilities from the prior year end. For the three months ended March 31, 2010 these non-cash items included a favorable $968,000 in depreciation and amortization expense, $702,000 in deferred income taxes, and $721,000 in non-cash stock based compensation, and $729,000 in write-down of intangible asset, partially offset by an $817,000 non-cash gain on valuation of derivative.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2010 these changes included $759,000 due to the increase in receivables, $1.0 million due to the timing difference between making cash payments and the expensing of assets, including prepaid insurance policy premiums, and an unfavorable $572,000 due to the timing differences between the recording of accounts payable, accrued expenses, and other current liabilities and the actual payment of cash, partially offset by a favorable $1.9 million due to decreases in deferred preservation costs and inventory balances.

Net Cash from Investing Activities

Net cash used in investing activities was $3.1 million for the three months ended March 31, 2010 as compared to $868,000 for the three months ended March 31, 2009. The current year cash used was primarily due to $481,000 in capital expenditures and $2.6 million in purchases of restricted securities and investments, primarily related to the purchase of Medafor common stock.

Net Cash from Financing Activities

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2010 as compared to $243,000 for the three months ended March 31, 2009. The current year cash provided was primarily due to $1.5 million in proceeds from the financing of insurance policies.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of March 31, 2010 are as follows (in thousands):

	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Operating leases	$15,451	$1,941	$2,556	$2,505	$2,466	$2,501	$3,482
Research obligations	3,215	1,670	983	562	—	—	—
Compensation payments	2,474	—	489	—	993	992	—
Insurance premium obligations	1,948	1,815	133	—	—	—	—
Purchase commitments	628	609	19	—	—	—	—
Line of credit	315	—	315	—	—	—	—
Royalty payments	205	—	205	—	—	—	—
Other obligations	429	416	10	3	—	—	—

Total contractual obligations	$24,665	$6,451	$4,710	$3,070	$3,459	$3,493	$3,482

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

The Company’s compensation payment obligations represent estimated cash payments to be made for its 2010 performance-based bonus plans and estimated payments for post employment benefits for the Company’s Chief Executive Officer (“CEO”). The timing of the CEO’s post employment benefits is based on the December 2012 expiration date of the CEO’s employment agreement. Payment of this benefit may be accelerated by a change in control or by the voluntary retirement of the CEO.

The Company’s insurance premium obligations represent the 2010 renewal of certain of the Company’s insurance policies. The Company’s purchase commitments include obligations from agreements with suppliers to stock certain custom raw materials needed for the Company’s processing and production and contractual payments for telecommunication services.

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

The Company’s royalty payments are related to BioGlue and BioFoam revenues. The Company’s other obligations contain various items including estimated real and personal property tax payments, advertising commitments, and other items as appropriate.

The schedule of contractual obligations above excludes (i) obligations for estimated tissue processing and product liability claims unless they are due as a result of a pending settlement agreement or other contractual obligation; (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $842,000, because the Company could not make a reasonably reliable estimate of the amount and period of related future payments as no specific assessments have been made for specific litigation or by any taxing authorities; (iii) any payments related to the Medafor Derivative, because the Company could not make a reasonably reliable estimate of the amount and period of the future payments that would be required, if any; and (iv) any specified purchases of HemoStase. The Company’s exclusive distribution agreement with Medafor does not require that the Company make minimum purchases. If, however, the Company does not make the minimum purchases as stated in the agreement, the exclusive distribution agreement may be terminated by Medafor.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2010 were $481,000 compared to $679,000 for the three months ended March 31, 2009. Capital expenditures in the first quarter of 2010 were primarily related to routine purchases of tissue processing, manufacturing, computer, and office equipment and renovations to the Company’s corporate headquarters needed to support the Company’s business.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements give the Company’s current expectations or forecasts of future events. The words “could,” “may,” “might,” “will,” “would,” “shall,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future,” and other similar expressions generally identify forwarding-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this Form 10-Q. Such forward-looking statements reflect the views of management at the time such statements are made and are subject to a number of risks, uncertainties, estimates, and assumptions, including, without limitation, in addition to those identified in the text surrounding such statements, those identified under “Risks and Uncertainties” and elsewhere in this Form 10-Q.

All statements, other than statements of historical facts, included herein that address activities, events or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	The Company’s belief that the current balance of its deferred preservation costs along with its ongoing preservation service activities is sufficient to support its current and projected revenues;
•	The Company’s expectations regarding the timing of court rulings in its legal proceedings and actions the Company may take during the course of litigation;
•	The Company’s estimate of probable losses and anticipated recoveries for unreported liability claims;
•	Estimated liability for uncertain tax positions and interest and penalties;
•	Anticipated future demand for cardiac and vascular tissues;
•	Management’s beliefs that current cardiac and vascular procurement levels are sufficient to support future demand;
•	The Company’s expectations regarding any future changes to its incoming tissue acceptance criteria and resultant variances in the Company’s level of tissue procurement;
•	Anticipated impact of changes in interest rates and foreign currency exchange rates;
•	Expectations regarding the ability of the Company to distribute HemoStase;
•

Expectations regarding the impact of the Company’s previous attempt to purchase Medafor and the Company’s ongoing litigation with Medafor on the Company’s distribution of HemoStase and relationship with Medafor;

•	The Company’s belief that if the distribution agreement with Medafor remains in place, HemoStase revenues will increase in 2010 as compared to 2009;
•	The Company’s belief that it presently has enough HemoStase inventory, with or without the fulfillment of any further purchase orders, to meet its business needs into July 2010;
•	The Company’s belief that it will have sufficient cash to meet its operational liquidity needs for at least the next twelve months;
•

Expectations that the Company’s future cash requirements may include cash for general working capital needs, to fund business development activities, including acquisitions and attempted acquisitions, to purchase license agreements, and for other corporate purposes;

•	The Company’s expectations regarding its borrowing capacity under the GE Credit Agreement;
•

Expectations that the Company’s general, administrative, and marketing expenses for the remainder of 2010 may be materially impacted by expenses associated with lawsuits and business development opportunities;

•	Other statements regarding future plans and strategies, anticipated events, or trends.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risks set forth under Part II, Item 1A of this Form 10-Q, the risk factors set forth under Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2009 and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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
•

We are subject to stringent domestic and foreign regulation which may impede the approval process of our tissues and products, hinder our development activities and manufacturing processes and, in some cases, result in the recall or seizure of previously cleared or approved tissues and products;

•

Our investment in Medafor has been diluted as a result of Medafor’s issuance of 1.8 million shares to Magle Life Sciences, and we could in the future determine that an impairment in the value of our investment in Medafor common stock has occurred, which could have a material, adverse impact on our financial condition and profitability;

•

We may not be able to readily liquidate our investment in Medafor, and if we are able to liquidate our investment, we may receive less cash than our original investment and we may receive less than the carrying value of our investment;

•

If Medafor is successful in its attempts to terminate our distribution agreement with it, we will be unable to continue to distribute HemoStase, which will have a material adverse impact on our revenues and profitability;

•	Healthcare policy changes, including pending proposals to reform the U.S. healthcare system, may have a material adverse effect on us;
•	Uncertainties related to patents and protection of proprietary technology may adversely affect the value of our intellectual property;
•	Uncertainties related to patents and protection of proprietary technology for products distributed by CryoLife may adversely affect the ability of CryoLife to distribute those products;
•

The tissues we process and our products allegedly have caused and may in the future cause injury to patients, and we have been and may be exposed to tissue processing and product liability claims and additional regulatory scrutiny as a result;

•	We are dependent on the availability of sufficient quantities of tissue from human donors;
•	Our CryoValve SGPV post-clearance study may not provide expected results;
•	Demand for our tissues and products could decrease in the future, which could have a material adverse effect on our business;
•	The success of many of our tissues and products depends upon strong relationships with physicians;
•	Consolidation in the healthcare industry could lead to demands for price concessions or limits or eliminate our ability to sell to certain of our significant market segments;
•	Our existing insurance policies may not be sufficient to cover our actual claims liability;
•	We may be unable to obtain adequate insurance at a reasonable cost, if at all;
•	The loss of any of our sole-source suppliers could have an adverse effect on our revenues, financial condition, profitability, and cash flows;
•	Intense competition may affect our ability to operate profitably;
•	Regulatory action outside of the U.S. has affected our business in the past and may affect our business in the future;
•	Rapid technological change could cause our services and products to become obsolete;
•	Continued fluctuation of foreign currencies relative to the U.S. Dollar could materially and adversely impact our business;
•	Our credit facility limits our ability to pursue significant acquisitions;
•	Key growth strategies may not generate the anticipated benefits;
•	There are limitations on the use of our net operating loss carryforwards;
•	Our ability to borrow under our credit facility may be limited;
•	We may not be successful in obtaining necessary clinical results and regulatory approvals for services and products in development, and our new services and products may not achieve market acceptance;
•	Extensive government regulation may adversely affect our ability to develop and sell services and products;
•	Investments in new technologies and acquisitions of products or distribution rights may not be successful;
•	If we are not successful in expanding our business activities in international markets, we may be unable to increase our revenues;
•	We are not insured against all potential losses. Natural disasters or other catastrophes could adversely affect our business, financial condition, and profitability;

•	We are dependent on our key personnel;
•	Trading prices for our common stock, and for the securities of biotechnology companies in general, have been, and may continue to be, volatile;
•	Anti-takeover provisions may discourage or make more difficult an attempt to obtain control of us;
•	We have not paid cash dividends on our capital stock and may be unable to do so due to legal or contractual restrictions; and
•	Our CryoValve SG pulmonary heart valves have a one year shelf life.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $32.4 million and $5.0 million of the Company’s restricted securities and interest paid on the Company’s variable rate line of credit as of March 31, 2010. A 10% adverse change in interest rates as compared to the rates experienced by the Company in the three months ended March 31, 2010, affecting the Company’s cash and cash equivalents, restricted securities, and line of credit would not have a material impact on the Company’s financial position, profitability, or cash flows.

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

The Company has revenues and expenses that are denominated in foreign currencies. Specifically, a majority of the Company’s international BioGlue and BioFoam revenues, a portion of the Company’s HemoStase revenues, and a portion of the Company’s general, administrative, and marketing expenses are denominated in British Pounds and Euros. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result, the Company could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates.

Changes in exchange rates which occurred during the three months ended March 31, 2010 as well as any future material adverse fluctuations in exchange rates could have a material and adverse effect on the Company’s revenues, profitability, and cash flows for the full year of 2010. An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2010 affecting the Company’s balances denominated in foreign currencies would not have had a material impact on the Company’s financial position or cash flows. An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2010 as compared to the weighted average exchange rates experienced by the Company for the three months ended December 31, 2009 affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material impact on the Company’s financial position, profitability, or cash flows.

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

Based upon the most recent Disclosure Controls evaluation, conducted by management with the participation of the CEO and CFO, as of March 31, 2010 the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

Tenaxis

With respect to the patent nullity action filed by Tenaxis, Inc. (“Tenaxis”) against CryoLife’s main BioGlue patent (No. EP 0 650 512) in the Federal Patent Court in the State of Bavaria in the Federal Republic of Germany, previously discussed in the Company’s Form 10-K for the year ended December 31, 2009 and Form 8-K, dated March 5, 2010, the Federal Patent Court held a hearing on the nullity action on November 24, 2009. On March 2, 2010, as previously reported in CryoLife’s 8-K dated March 5, 2010, CryoLife received a brief notice from the Federal Patent Court in Munich that this BioGlue patent in Germany will be declared invalid. On April 22, 2010 the German Patent Court issued an order nullifying this BioGlue patent. CryoLife expects to appeal the Court’s ruling to the German Supreme Court. An appeal will stay the nullification proceedings.

In the event that this main BioGlue patent is ultimately declared invalid, CryoLife would still be able to sell BioGlue in Germany and the rest of Europe; however, the German court’s ruling, if upheld on appeal, would prevent CryoLife from suing a party to prevent them from infringing the main BioGlue patent in Germany.

With respect to the patent infringement action filed by CryoLife against Tenaxis in Patent Court in the State of North Rhein-Westphalia in Düsseldorf in the Federal Republic of Germany previously discussed in the Company’s Form 10-K for the year ended December 31, 2009 and Form 8-K, dated March 5, 2010, the original patent infringement hearing date was set for March 30, 2010. On March 10, 2010, the Patent Court postponed the hearing, pending the issuance of the court order in the nullity proceeding. CryoLife is still in the process of reviewing the court order in the nullity action, but will likely request that this Patent Court in Düsseldorf reschedule the infringement hearing to occur as soon as possible.

Medafor

Overview

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company has filed a lawsuit against Medafor, Inc. in the U.S. District Court for the Northern District of Georgia alleging claims for, among other things, breach of contract, fraud, negligent misrepresentation, and violations of Georgia Racketeer Influenced and Corrupt Organizations Act (“Georgia RICO”). The lawsuit arises out of a distribution agreement between the parties (“Agreement”), pursuant to which the Company has the right to distribute a product manufactured by Medafor (the “Product”) under the name HemoStase. On March 8, 2010, pursuant to the Court’s February 18, 2010 order that reinstated the Company’s fraud and negligent misrepresentation claims, the Company filed a Third Amended Complaint, asserting those claims, reasserting its recast Georgia RICO Claim, and reasserting its remaining claims for, among other things, breach of contract. On March 22, 2010 Medafor filed a partial motion to dismiss the Third Amended Complaint, asking the Court to dismiss only the Georgia RICO claim. On April 15, 2010, the Company filed its response brief in opposition to Medafor’s partial motion to dismiss the Third Amended Complaint. Medafor has yet to file their reply brief in support of the partial motion to dismiss. The Company does not know when the Court will rule on the new partial motion to dismiss.

Medafor’s Notices of Termination

As previously reported in the Company’s Current Report on Form 8-K dated March 5, 2010, Medafor informed the Company on March 2, 2010 of its belief that the Company had materially breached its duties and obligations under the Agreement and gave the Company notice of its intent to terminate the Agreement if the alleged material breach was not cured by April 5, 2010. Medafor contends that the alleged material breach of the Agreement occurred because the Company’s employees and representatives in New Jersey were allegedly offering certain bundling packages beyond the scope of the Agreement and intentionally misrepresenting the scope of the Agreement and the nature of the relationship between the parties. On March 23,

2010, the Company sent a letter to Medafor responding to Medafor’s allegations contained in the March 2, 2010 letter, in which the Company explained, with evidentiary support, its contention that it did not materially breach the Agreement and that Medafor’s allegations of intentionally inappropriate marketing were without merit.

Medafor and the Company agreed on March 5, 2010 that if Medafor decides after April 5, 2010 that a material breach has occurred in reference to the matters discussed above, and that the Company has failed to cure the breach, Medafor will not terminate the Agreement from the date on which Medafor informs the Company of its decision but instead will give the Company three-weeks notice before terminating. In exchange, the Company has agreed that it will not, prior to being informed of Medafor’s decision, petition a court to enjoin the threatened termination of the Agreement. The parties also agreed that the three-week period would not begin to run until one of the two parties affirmatively and explicitly informs the other that it has begun.

As previously reported in the Company’s Current Report on Form 8-K dated March 19, 2010, Medafor informed the Company on March 18, 2010 of its belief that the Company repudiated the Agreement by failing to provide certain requested assurances within thirty days. Medafor alleges that it had reasonable grounds to demand, pursuant to Georgia law, that the Company take certain steps that Medafor asserts amounted to a request for “adequate assurances” of CryoLife’s performance with respect to the Agreement. On March 22, 2010 CryoLife informed Medafor that it disputed Medafor’s assertions and that Medafor had no right to terminate the Agreement. On March 19, 2010, the parties entered into an agreement whereby the parties agreed to an accelerated briefing schedule for CryoLife’s motion for emergency preliminary injunction to require Medafor to comply with the Agreement. The parties have already filed their respective briefs on the motion. The Court scheduled a hearing on the Company’s motion for a preliminary injunction for May 10, 2010. The Company does not know when the Court will rule on the motion for preliminary injunction.

Item 1A. Risk Factors.

Other than the risk factors included below, there have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our 10-K for the year ended December 31, 2009.

If Medafor Is Successful In Its Attempts To Terminate Our Distribution Agreement With It, We Will Be Unable To Continue To Distribute HemoStase, Which Will Have A Material, Adverse Impact On Our Revenues And Profitability.

On March 18, 2010, Medafor, the manufacturer of HemoStase, informed us that it is treating our exclusive distribution agreement with Medafor as terminated. Medafor alleges that it was entitled under Georgia law to demand adequate assurances from CryoLife that we would perform under the agreement and that CryoLife has repudiated the agreement by not providing adequate assurances.

We have disputed this attempt by Medafor to terminate the agreement, along with prior attempts by Medafor to terminate the agreement on other grounds, and have filed with the court an emergency motion for a preliminary injunction against Medafor to prevent Medafor’s current attempt to terminate the agreement. The hearing on the emergency motion for a preliminary injunction is scheduled to occur on May 10, 2010. We believe that we presently have enough inventory, with or without the fulfillment of any further purchase orders, to meet our business needs into July 2010.

If Medafor is successful in any current or future attempt to terminate the agreement, we would no longer be able to distribute HemoStase and our revenues and profitability would be adversely impacted. Also, in the event that our emergency motion for a preliminary injunction is not favorably ruled upon by the court by the time our current inventory is depleted, our distribution of HemoStase would likely be hampered and our revenues and profitability would be materially, adversely impacted. Even if Medafor is not successful in its current attempt to terminate the agreement, our relationship with Medafor is strained, primarily as a result of our recent bid to acquire Medafor and litigation with respect to the agreement and our status as a shareholder of Medafor. Thus, even if Medafor is enjoined from terminating the agreement, Medafor may in the future attempt to terminate the agreement over other issues and our relationship with Medafor may continue to become further strained, potentially hindering our ability to effectively distribute HemoStase.

Revenues from HemoStase were approximately $2.1 million and $6.0 million for the quarter ended March 31, 2010 and the year ended December 31, 2009, respectively.

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding our distribution agreement with Medafor and see Part II, Item 1, “Legal Proceedings,” for further information regarding our litigation with Medafor.

Our Investment In Medafor Was Diluted As A Result Of Medafor’s Issuance Of 1.8 Million Shares To Magle Life Sciences, And Could Be Further Diluted By Medafor. As A Result, We Could In The Future Determine That An Impairment In The Value Of Our Investment In Medafor Common Stock Has Occurred, Which Could Have A Material, Adverse Impact On Our Financial Condition And Profitability.

In November 2009 and January 2010, CryoLife purchased approximately 2.3 million shares of Medafor common stock. The carrying value of that investment on our books is currently $6.1 million. On March 12, 2010, Medafor announced that it had signed a long-term raw material supply agreement with Magle Life Sciences, the supplier of the key powder component for HemoStase, in exchange for an undisclosed amount of cash and 1.8 million shares of Medafor common stock. Medafor released limited information about the transaction with Magle, making it difficult for us to understand the economics of that transaction.

Medafor’s transaction with Magle diluted our investment and that of the other Medafor shareholders. In accordance with accounting principles generally accepted in the U.S. (“GAAP”) we reviewed available information and determined that as of March 31, 2010, despite the dilution of our investment in Medafor, no factors were present indicating that we should evaluate our investment in Medafor common stock for impairment. We may not be able to obtain from Medafor information to adequately assess the level of such an impairment. If we do obtain additional information, we could subsequently determine that, in accordance with GAAP, an impairment in the value of our investment in Medafor common stock has occurred. In the future, Medafor could issue additional shares or take other actions which could further dilute our investment and that of the other Medafor shareholders. If an impairment occurs in the future, we would be required to take a charge to earnings, which could have a material, adverse impact on our financial condition and profitability.

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding Medafor’s transaction with Magle and see Part II, Item 1, “Legal Proceedings,” for further information regarding our litigation with Medafor.

We May Not Be Able To Readily Liquidate Our Investment In Medafor, And If We Are Able To Liquidate Our Investment, We May Receive Less Cash Than Our Original Investment And We May Receive Less Than The Carrying Value Of Our Investment.

In November 2009 and January 2010, CryoLife purchased approximately 2.3 million shares of Medafor common stock. The carrying value of that investment on our books is currently $6.1 million. We are a minority Medafor shareholder and may not be able to readily liquidate our investment in Medafor because Medafor is privately held and there is not a public market for Medafor shares. In addition, the value of the Medafor common stock may have declined in value or could decline in value in the future for reasons including those disclosed in the immediately preceding risk factor. If we wish to liquidate our investment in Medafor to raise cash, we might not be able to do so in a timely fashion or at all and we may not receive a value that we believe is appropriate at that time. In addition, the cash we receive from such as sale could be less than the $4.8 million initially paid for the Medafor common stock. In the event that we chose to sell our Medafor stock for less than $6.1 million, the recorded value of our investment in Medafor, the difference would be recorded as a charge against earnings, which could have a material, adverse impact on our financial condition and profitability.

We Are Significantly Dependent On Our Revenues From BioGlue And Are Subject To A Variety Of Risks Affecting This Product.

BioGlue is a significant source of our revenues. Should the product be the subject of adverse developments with regard to its safety, efficacy, or reimbursement practices, or if a competitor’s product obtains greater acceptance, or our rights to manufacture and market this product are challenged, the result could have a material adverse effect on our revenues, financial condition, profitability, and cash flows. Also, we have only two suppliers of bovine serum albumen, which is necessary for the manufacture of BioGlue. Furthermore, we presently have only one supplier for our BioGlue syringe. If we lose one or more of these suppliers, our ability to manufacture and sell BioGlue could be adversely impacted. We cannot be sure that we would be able to replace any such loss on a timely basis, if at all. In addition, our U.S. patent for BioGlue expires in 2012 and our patents in the rest of the world for BioGlue expire in 2013. Our main BioGlue patent was the subject of an action to nullify it in Germany by a competitor, and we have been informed by the Patent Court that the patent will be nullified. We expect to appeal the nullification. Following expiration or nullification of these patents, competitors may utilize the inventions disclosed in the BioGlue patents in competing products, which could materially reduce our revenues and income from BioGlue. See “Uncertainties Related To Patents And

Protection of Proprietary Technology May Adversely Affect The Value Of Our Intellectual Property,” below. For a further discussion of the patent nullity action, see Part II, Item I, “Legal Proceedings.”

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

We have filed suit in Germany against Tenaxis, Inc. because we believe that Tenaxis is infringing our main BioGlue patent in Germany. Tenaxis filed a separate suit to nullify this same BioGlue patent in Germany, and the Patent Court issued an order nullifying this patent. We expect to appeal the nullification; however, there can be no guarantee that we will succeed. The ultimate nullification of this patent, if it occurs, will not prohibit CryoLife from selling BioGlue in Germany, but would allow Tenaxis and others to market competing products based on the BioGlue technology. Tenaxis has been selling its competing product in Germany since at least 2009 and has been competing with CryoLife’s BioGlue product since that time. Should we be unsuccessful in our lawsuit regarding infringement of our BioGlue patent, in our appeal of the nullification or in prohibiting any other infringements of our patents, or should the validity of our patents be successfully challenged by other third parties, we may face increased competition from products based on the BioGlue technology, and our revenues, financial condition, profitability, and cash flows could be materially, adversely affected. We continue to investigate other potential infringements of our BioGlue patents.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended March 31, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
01/01/10 – 01/31/10	—	$—	—	—
02/01/10 – 02/28/10	9,402	629	—	—
03/01/10 – 03/31/10	—	—	—	—

Total	9,402	$629	—	—

The Company currently has no stock repurchase program, publicly announced or otherwise. The common shares shown were tendered to the Company in payment of taxes on stock compensation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other information.

None.

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 2007.)

3.2	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2010.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

4.2	First Amended and Restated Rights Agreement, dated as of November 2, 2005, between CryoLife, Inc. and American Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 3, 2005.)

10.1*	Form of 2010 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan entered into with each Named Executive Officer.

10.2*	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan entered into with each Named Executive Officer.

10.3+*	Third Amendment, dated January 12, 2010, to the Credit Agreement by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, letter of credit issuer, and agent for all lenders, and GE Capital Markets, Inc., as sole lead arranger and bookrunner.

31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

April 29, 2010

DATE