Form 10-Q
period 2011-03-31
CRYOLIFE INC
filed 2011-04-28
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2011
Common Stock, $0.01 par value per share	27,933,007 shares

Part I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	0000000000	0000000000
	Three Months Ended March 31,
	2011	2010

	(Unaudited)
Revenues:
Preservation services	$15,674	$15,583
Products	14,429	13,955
Other	93	179

Total revenues	30,196	29,717

Cost of preservation services and products:
Preservation services	9,196	9,398
Products	2,496	2,527

Total cost of preservation services and products	11,692	11,925

Gross margin	18,504	17,792

Operating expenses:
General, administrative, and marketing	14,291	13,817
Research and development	1,766	1,292

Total operating expenses	16,057	15,109

Operating income	2,447	2,683

Interest expense	30	51
Interest income	(9)	(4)
Gain on valuation of derivative	–	(817)
Other (income) expense, net	(109)	120

Income before income taxes	2,535	3,333
Income tax expense	869	1,399

Net income	$1,666	$1,934

Income per common share:
Basic	$0.06	$0.07

Diluted	$0.06	$0.07

Weighted-average common shares outstanding:
Basic	27,385	28,235
Diluted	27,720	28,539

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	0000000000	0000000000
	March 31, 2011	December 31, 2010

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$37,582	$35,497
Restricted securities	5,320	5,309
Receivables, net	16,262	14,313
Deferred preservation costs	29,703	31,570
Inventories	5,980	6,429
Deferred income taxes	6,502	6,096
Prepaid expenses and other current assets	1,807	2,276

Total current assets	103,156	101,490

Property and equipment, net	12,587	13,086
Investment in equity securities	2,594	2,594
Patents, net	3,179	3,282
Trademarks and other intangibles, net	5,550	5,601
Deferred income taxes	8,684	9,182
Other long-term assets	2,260	2,203

Total assets	$138,010	$137,438

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,137	$4,243
Accrued compensation	2,229	3,357
Accrued procurement fees	2,937	3,081
Accrued expenses and other current liabilities	6,289	6,552
Deferred income	2,002	2,095

Total current liabilities	18,594	19,328

Other long-term liabilities	4,429	4,168

Total liabilities	23,023	23,496

Commitments and contingencies

Shareholders’ equity:
Preferred stock	–	–
Common stock (issued shares of 29,985 in 2011 and 29,950 in 2010)	300	300
Additional paid-in capital	133,136	133,845
Retained deficit	(6,742)	(8,408)
Accumulated other comprehensive loss	(16)	(32)
Treasury stock at cost (shares of 2,053 in 2011 and 2,049 in 2010)	(11,691)	(11,763)

Total shareholders’ equity	114,987	113,942

Total liabilities and shareholders’ equity	$138,010	$137,438

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	0000000000	0000000000
	Three Months Ended March 31,
	2011	2010

	(Unaudited)
Net cash from operating activities:
Net income	$1,666	$1,934

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,017	968
Deferred income taxes	92	702
Non-cash compensation	773	721
Write-down of intangible assets	15	729
Gain on valuation of derivative	–	(817)
Other non-cash adjustments to income	183	128

Changes in operating assets and liabilities:
Receivables	(1,973)	(759)
Deferred preservation costs and inventories	2,258	1,939
Prepaid expenses and other assets	412	(1,033)
Accounts payable, accrued expenses, and other liabilities	(577)	(572)

Net cash flows provided by operating activities	3,866	3,940

Net cash from investing activities:
Capital expenditures	(274)	(481)
Purchases of restricted securities and investments	–	(2,604)
Other	(21)	(33)

Net cash flows used in investing activities	(295)	(3,118)

Net cash from financing activities:
Proceeds from financing of insurance policies	–	1,481
Principal payments on capital leases and short-term notes payable	(13)	(36)
Proceeds from exercise of stock options and issuance of common stock	150	99
Repurchases of common stock	(1,562)	(59)
Other	(50)	(31)

Net cash flows (used in) provided by financing activities	(1,475)	1,454

Increase in cash and cash equivalents	2,096	2,276

Effect of exchange rate changes on cash	(11)	2
Cash and cash equivalents, beginning of period	35,497	30,121

Cash and cash equivalents, end of period	$37,582	$32,399

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2010 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.  Financial Instruments

The Company’s financial instruments include cash equivalents, marketable securities, restricted securities, accounts receivable, and accounts payable. The Company typically values financial assets and liabilities such as receivables, accounts payable, and debt obligations at their carrying values, which approximate fair value due to their generally short-term duration.

The Company records certain financial instruments at fair value, including cash equivalents, certain marketable securities, and certain restricted securities. These financial instruments are discussed in further detail in the notes below. The Company may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis, although as of March 31, 2011 the Company has not chosen to make any such elections. Fair value financial instruments are recorded at fair value in accordance with the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels. These levels from highest to lowest priority are as follows:

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

A summary of financial instruments measured at fair value as of March 31, 2011 and December 31, 2010 is as follows (in thousands):

	0000000000	0000000000	0000000000	0000000000
March 31, 2011	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury money market funds	$–	$1,637	$–	$1,637
U.S. Treasury debt securities	19,424	–	–	19,424
Restricted securities:
Money market funds	–	320	–	320
U.S. Treasury debt securities	5,000	–	–	5,000

Total assets	$24,424	$1,957	$–	$26,381

	0000000000	0000000000	0000000000	0000000000
December 31, 2010	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury money market funds	$–	$2,056	$–	$2,056
U.S. Treasury debt securities	14,099	–	–	14,099
Restricted securities:
Money market funds	–	309	–	309
U.S. Treasury debt securities	5,000	–	–	5,000

Total assets	$19,099	$2,365	$–	$21,464

The Company uses prices quoted from its investment management companies to determine the level 2 valuation of its investments in money market funds and securities.

3.  Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and marketable securities (in thousands):

March 31, 2011	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
U.S. Treasury money market funds	$1,637	$–	$1,637
U.S. Treasury debt securities	19,424	–	19,424
Restricted securities:
Money market funds	320	–	320
U.S. Treasury debt securities	5,000	–	5,000

December 31, 2010
Cash equivalents:
U.S. Treasury money market funds	$2,056	$–	$2,056
U.S. Treasury debt securities	14,099	–	14,099
Restricted securities:
Money market funds	309	–	309
U.S. Treasury debt securities	5,000	–	5,000

As of March 31, 2011 and December 31, 2010 $320,000 and $309,000, respectively, of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating to international tax obligations. As of March 31, 2011 and December 31, 2010 $5.0 million of the Company’s U.S. Treasury debt securities were designated as restricted securities due to a financial covenant requirement under the Company’s credit agreement with General Electric Capital Corporation (“GE Capital”) as discussed in Note 9.

There were no gross realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2011 and 2010. At March 31, 2011 $5.0 million of restricted securities had a maturity date within three months and $320,000 had a maturity date between three months and one year. As of December 31, 2010 $5.3 million of the Company’s restricted securities had a maturity date within three months.

4.  PerClot Agreements

Overview

On September 28, 2010 CryoLife entered into a worldwide distribution agreement (the “Distribution Agreement”) and a license and manufacturing agreement (the “License Agreement”) with Starch Medical, Inc. (“SMI”) of San Jose, California for PerClot®, a polysaccharide hemostatic agent used in surgery. PerClot is an absorbable powder hemostat that has CE Mark designation allowing commercial distribution into the European Community and other markets. It is indicated for use in surgical procedures, including cardiac, vascular, orthopaedic, spinal, neurological, gynecological, ENT, and trauma surgery, as an adjunct hemostat when control of bleeding from capillary, venous, or arteriolar vessels by pressure, ligature, and other conventional means is either ineffective or impractical. Under the terms of the agreements, CryoLife received the worldwide rights to commercialize

PerClot for all approved surgical indications and a license to manufacture the PerClot product, subject to certain exclusions. CryoLife also received an assignment of the PerClot trademark from SMI as part of the terms of the agreements.

The Distribution Agreement contains certain minimum purchase requirements and has a term of 15 years. CryoLife may begin manufacturing PerClot from plant starch modified by SMI under the terms of the License Agreement, which is anticipated to occur sometime in late 2011 or in 2012. The License Agreement extends for an indefinite period. Following the start of manufacturing and U.S. regulatory approval, CryoLife may terminate the Distribution Agreement. CryoLife will pay royalties to SMI at stated rates on net revenues of products manufactured under the License Agreement. In addition to allowing CryoLife to manufacture PerClot, the License Agreement grants CryoLife a three-year option to purchase certain remaining related technology from SMI. The Company’s Distribution Agreement with SMI contains minimum purchase requirements for PerClot through the end of the contract term. Upon U.S. Food and Drug Administration (“FDA”) approval, the Company may terminate such minimum purchase requirements.

As part of the transaction, CryoLife paid SMI $6.75 million in cash, which includes $1.5 million in cash for prepaid royalties, and approximately 209,000 shares of restricted CryoLife common stock. CryoLife will pay additional contingent amounts of up to $2.75 million to SMI if certain FDA regulatory and other commercial milestones are achieved.

On March 31, 2011 CryoLife filed an Investigational Device Exemption (“IDE”) with the FDA seeking approval to begin clinical trials for the purpose of obtaining Premarket Approval to distribute PerClot in the U.S.

Accounting for the Transaction

CryoLife accounted for the agreements discussed above as an asset acquisition. The initial consideration aggregated approximately $8.0 million, including $6.75 million in cash, restricted common stock valued at approximately $1.0 million, and direct transaction costs. CryoLife recorded a non-current asset for the $1.5 million in prepaid royalties, a deferred tax asset of $145,000, and allocated the remaining consideration to the individual intangible assets acquired based on their relative fair values as determined by a valuation study. As a result, CryoLife recorded intangible assets of $327,000 for the PerClot trademark, $2.6 million for the PerClot distribution and manufacturing rights in certain international countries, and $3.5 million for the PerClot distribution and manufacturing rights in the U.S. and certain other countries which do not have current regulatory approvals. This $3.5 million is considered in-process research and development as it is dependent upon regulatory approvals which have not yet been obtained. Therefore, CryoLife expensed the $3.5 million as in-process research and development upon acquisition. The PerClot trademark acquired by the Company has an indefinite useful life; therefore, that asset will not be amortized, but will instead be subject to annual impairment testing. The $2.6 million intangible asset will be amortized over its useful life of 15 years. See additional disclosures in Note 7 below.

CryoLife expects to record future contingent payment amounts of up to $2.75 million initially as research and development expense or, after FDA approval or issuance of a patent, as acquired intangible assets. As of March 31, 2011 CryoLife had recorded research and development expense of $250,000 for the contractual milestone payment due to SMI upon filing of the IDE. CryoLife anticipates making this required payment during the second quarter of 2011, in accordance with the terms of the contract.

The common stock issued to SMI will be held by CryoLife until March 31, 2012, when the restricted provisions of the stock lapse.

5.  Medafor Matters

Overview

CryoLife began distributing HemoStase® in 2008 for Medafor, Inc. (“Medafor”) under an Exclusive Distribution Agreement (“EDA”). In November 2009 and in 2010 the Company executed stock purchase agreements to purchase a total of approximately 2.4 million shares of common stock in Medafor for $4.9 million. The Company’s carrying value of this investment included the purchase price and adjustments to record certain of the stock purchase agreements’ embedded derivative liabilities at the fair market value on the purchase date, as discussed further below. As Medafor’s common stock is not actively traded on any public stock exchange, as Medafor is a non-reporting company for which financial information is not readily available, and as the Company does not exert significant influence over the operations of Medafor, the Company accounted for this investment using the cost method and recorded it as the long-term asset, investment in equity securities, on the Company’s Summary Consolidated Balance Sheets.

Recent Events

On March 18, 2010 Medafor announced that it was treating the EDA as terminated and ceased shipments of HemoStase to CryoLife. CryoLife thereafter moved to the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “Court”) to preliminarily enjoin Medafor from proceeding with its termination. Shortly thereafter, Medafor informed CryoLife that, although Medafor had terminated the EDA, it would continue to act as if the EDA were in effect for a short period of time. Medafor resumed shipments of HemoStase in late June of 2010. On September 20, 2010 the Court issued an order denying CryoLife’s request for the preliminary injunction. On September 27, 2010 Medafor sent the Company a letter stating that Medafor was “fully, finally and immediately terminating” the EDA. CryoLife believes this termination was wrongful. Following this termination, CryoLife sold HemoStase for a six-month period. This six-month period ended in late March 2011.

CryoLife was Medafor’s largest distributor in 2009 and 2008. CryoLife believes it was Medafor’s largest distributor in 2010. See further discussion of these recent events in “Legal Action” below.

HemoStase Inventory

Based on Medafor’s final termination of the EDA in late September 2010, the Company performed a review of its HemoStase inventory to determine if the carrying value of the inventory had been impaired. At the time of the termination, CryoLife expected to continue to sell HemoStase for a six-month period following the final termination of the EDA. As a result, the Company determined that the carrying value of the HemoStase inventory was impaired and increased its cost of products by $1.6 million to write down related finished goods inventory in the third quarter of 2010. After the write-down as of September 30, 2010, the Company believed that the remaining $1.7 million of HemoStase inventory was recoverable over the six-month selling period following the termination of the EDA. The amount of this write-down reflected management’s estimate based on information available at that time. As of March 31, 2011 and December 31, 2010 the Company had zero and $559,000, respectively, in remaining value of HemoStase inventory on its Summary Consolidated Balance Sheets.

The Company was able to sell more HemoStase than it originally estimated and that had previously been written down; therefore, cost of products in the first quarter of 2011 was favorably impacted by approximately $330,000.

Investment in Medafor Common Stock

During the quarter ended September 30, 2010 the Company reviewed available information to determine if factors indicated that a decrease in value of the investment in Medafor common stock had occurred. CryoLife determined that the available information, particularly Medafor’s termination of its largest distributor, indicated that the Company should evaluate its investment in Medafor common stock for impairment.

CryoLife used a market based approach for the valuation, including comparing Medafor to a variety of comparable publicly traded companies, recent merger targets, and company groups. CryoLife considered both qualitative and quantitative factors that could effect the valuation of Medafor’s common stock. Based on its analysis, the Company believed that its investment in Medafor was impaired and that this impairment was other than temporary. Therefore, in the third quarter of 2010 CryoLife recorded a non-operating expense, other than temporary investment impairment, of $3.6 million to write down its investment in Medafor common stock. During the three months ended March 31, 2011, the Company reviewed available information and determined that no factors were present indicating that the Company should evaluate its investment in Medafor common stock for impairment. The carrying value of the Company’s 2.4 million shares of Medafor common stock after this write-down was $2.6 million or $1.09 per share as of March 31, 2011 and December 31, 2010.

The Company will continue to evaluate the carrying value of this investment if changes to the factors discussed above or additional factors become known that indicate the Company should evaluate its investment in Medafor common stock for further impairment. If the Company subsequently determines that the value of its Medafor common stock has been impaired further, or if the Company decides to sell its Medafor common stock for less than the carrying value, the resulting impairment charge or realized loss on sale of the investment in Medafor could be material.

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

CryoLife performed a valuation of the Medafor Derivative using a Black-Scholes model to estimate the future value of the shares on the purchase date. Management’s assumptions as to the likelihood of a Triggering Event occurring coupled with the valuation of the Purchase Price Make-Whole Payment were then used to calculate the derivative liability. The fair value of the Medafor Derivative was initially recorded as an increase to the investment in equity securities and a corresponding derivative liability on the Company’s Summary Consolidated Balance Sheet. The Medafor Derivative was revalued quarterly, and any change in the value of the derivative subsequent to the purchase date was recorded in the Company’s Summary Consolidated Statement of Operations.

During the quarter ended March 31, 2010 the Company’s estimate of the likelihood of a Triggering Event decreased significantly, largely due to the Company withdrawing its offer to purchase Medafor. As of March 31, 2011 and December 31, 2010 the Company believed that the likelihood of a Triggering Event was remote.

The value of the Medafor Derivative was zero as of both March 31, 2011 and December 31, 2010. The change in the value of derivative recorded on the Summary Consolidated Statements of Operations was zero and a gain of $817,000 for the three months ended March 31, 2011 and 2010, respectively.

Legal Action

As previously reported in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2010, CryoLife filed a lawsuit against Medafor in 2009 in the U.S. District Court for the Northern District of Georgia (the “Court”). In 2010 Medafor filed counterclaims against CryoLife. Currently pending with the Court are three separate motions: CryoLife’s motion to dismiss most of Medafor’s counterclaims, CryoLife’s motion for partial summary judgment based on its contention that Medafor’s termination of the EDA was wrongful, and Medafor’s motion for partial summary judgment based on its contention that CryoLife currently owes Medafor approximately $1.3 million plus prejudgment interest for product Medafor shipped to CryoLife. Both parties have filed briefs in support of their own motions and against the other party’s motions. The Court has not set a date for a hearing on any of these motions and will likely rule on each of these motions without a hearing. The Court may rule at any time in the future.

Written discovery began on October 8, 2010. The parties have exchanged responses to written discovery and some documents. No depositions other than third-party depositions have been set. The Court has set an eight month discovery period.

6.  Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2011	December 31, 2010

Raw materials and supplies	$4,630	$4,301
Work-in-process	357	349
Finished goods	993	1,779

Total inventories	$5,980	$6,429

7.  Intangible Assets

The Company’s intangible assets consist of procurement contracts and agreements, trademarks, patents, customer lists, a non-compete agreement, and PerClot distribution and manufacturing rights acquired from SMI as discussed in Note 4 above.

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

As of March 31, 2011 and December 31, 2010 the carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	March 31, 2011	December 31, 2010

Procurement contracts and agreements	$2,013	$2,013
Trademarks	795	790

Definite Lived Intangible Assets

The Company generally amortizes its definite lived intangible assets over their expected useful lives using the straight-line method. As of March 31, 2011 and December 31, 2010 gross carrying values, accumulated amortization, and approximate amortization periods of the Company’s definite lived intangible assets are as follows (in thousands):

	00000000000000	00000000000000	00000000000000
March 31, 2011	Gross Carrying Value	Accumulated Amortization	Amortization Period
Patents	$5,759	$2,580	17 Years
Distribution and manufacturing rights	2,559	85	15 Years
Non-compete agreement	381	162	10 Years
Customer lists	66	17	3 Years

December 31, 2010
Patents	$5,885	$2,603	17 Years
Distribution and manufacturing rights	2,559	43	15 Years
Non-compete agreement	381	152	10 Years
Customer lists	64	11	3 Years

Amortization Expense

The following is a summary of amortization expense (in thousands):

	Three Months Ended March 31,

	2011	2010

Amortization expense	$175	$131

As of March 31, 2011 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of	Remainder of	Remainder of	Remainder of	Remainder of	Remainder of
	Remainder of 2011	2012	2013	2014	2015	2016
Amortization expense	$524	$686	$599	$503	$479	$467

8.  Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generates deferred tax assets primarily as a result of write-downs of deferred preservation costs, inventory, and in-process research and development; accruals for tissue processing and product liability claims; asset impairments; and operating losses.

As of March 31, 2011 the Company maintained a total of $1.8 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax asset of $15.2 million. As of December 31, 2010 the Company had a total of $1.8 million in valuation allowances against deferred tax assets and a net deferred tax asset of $15.3 million. The Company’s tax years 2007 through 2010 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. However, certain returns prior to 2007 from years in which net operating losses and tax credits have arisen are also still open for examination by the tax authorities.

The Company’s effective income tax rate was approximately 34% for the three months ended March 31, 2011, as compared to 42% for the three months ended March 31, 2010.

9.  Debt

GE Credit Agreement

On March 26, 2008 CryoLife entered into a credit agreement with GE Capital as lender (the “GE Credit Agreement”). The GE Credit Agreement provides for a revolving credit facility in an aggregate amount not to exceed the initial commitment of $15.0 million (including a letter of credit subfacility). The initial commitment may be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. In the second quarter of 2009, as requested by the German courts, the Company obtained a letter of credit relating to the Company’s patent infringement legal proceeding against Tenaxis, Inc. in Germany, which reduced the aggregate borrowing capacity to $14.8 million. The letter of credit had a one-year initial term and automatically renews for additional one-year periods. On March 2, 2011 the Company amended the GE Credit Agreement to extend the term of the credit facility from March 27, 2011 to June 30, 2011.

The GE Credit Agreement places limitations on the amount that the Company may borrow and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio, (ii) maintain a minimum adjusted earnings subject to defined adjustments as of specified dates, and (iii) not make or commit capital expenditures in excess of a defined limitation. Further, beginning April 15, 2008 as required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. These amounts are recorded as restricted securities as of March 31, 2011 and December 31, 2010, on the Company’s Summary Consolidated Balance Sheets, as they are restricted for the term of the GE Credit Agreement. Also, the GE Credit Agreement requires that after giving effect to a stock repurchase the Company maintain liquidity, as defined within the agreement, of at least $20.0 million. The GE Credit Agreement includes customary conditions on incurring new indebtedness and prohibits payments of cash dividends on the Company’s common stock. There is no restriction on the payment of stock dividends. Commitment fees are paid based on the unused portion of the facility. As of March 31, 2011 the Company was in compliance with the covenants of the GE Credit Agreement.

Amounts borrowed under the GE Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest at LIBOR, with a minimum rate of 3%, or GE Capital’s base rate, with a minimum rate of 4% each, plus the applicable margin. As of March 31, 2011 and December 31, 2010, the outstanding balance of the GE Credit Agreement was zero, the aggregate interest rate would have been 6.25%, and the remaining availability was $14.8 million.

Other

In March 2010 the Company entered into an agreement to finance approximately $1.2 million in insurance premiums at a 2.707% annual interest rate, which was payable in equal monthly payments over a nine-month period. As of March 31, 2011 and December 31, 2010 the aggregate outstanding balance under this agreement was zero.

Total interest expense was $30,000 and $51,000 for the three months ended March 31, 2011 and 2010, respectively, which included interest on debt, capital leases, and uncertain tax positions.

10.  Commitments and Contingencies

Liability Claims

At March 31, 2011 and December 31, 2010 the short-term and long-term portions of the estimated unreported loss liability and any related recoverable insurance amounts are as follows (in thousands):

	March 31, 2011	December 31, 2010

Short-term liability	$1,346	$1,310
Long-term liability	1,319	1,310

Total liability	2,665	2,620

Short-term recoverable	521	500
Long-term recoverable	556	550

Total recoverable	1,077	1,050

Total net unreported loss liability	$1,588	$1,570

Further analysis indicated that the total liability as of March 31, 2011 could be estimated to be as high as $4.8 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer (“CEO”) that confers benefits which become payable upon a change in control or upon certain termination events. As of both March 31, 2011 and December 31, 2010 the Company has recorded $2.1 million in accrued expenses and other current liabilities on the Summary Consolidated Balance Sheets representing benefits payable upon the CEO’s voluntary retirement.

11.  Common Stock Repurchase

On June 1, 2010 the Company announced that its Board of Directors authorized the purchase of up to $15.0 million of its common stock over the course of the following two years. The purchase of shares may be made from time to time in the open market or through privately negotiated transactions on such terms as management deems appropriate and will be dependent upon various factors, including price, regulatory requirements, and other market conditions. As of March 31, 2011 the Company had purchased approximately 1.3 million shares of its common stock for an aggregate purchase price of $7.3 million. As of December 31, 2010 the Company had purchased approximately 1.0 million shares of its common stock for an aggregate purchase price of $5.8 million. These shares were accounted for as treasury stock, carried at cost, and reflected as a reduction of shareholders’ equity on the Company’s Summary Consolidated Balance Sheets.

12.  Stock Compensation

Overview

The Company has stock option and stock incentive plans for employees and non-employee Directors that provide for grants of restricted stock awards (“RSA”s), restricted stock units (“RSU”s), and options to purchase shares of Company common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company also maintains a shareholder approved Employee Stock Purchase Plan (the “ESPP”) for the benefit of its employees. The ESPP allows eligible employees the right to purchase common stock on a regular basis at the lower of 85% of the market price at the beginning or end of each offering period.

Equity Grants

The Compensation Committee of the Company’s Board of Directors authorized awards of stock from approved stock incentive plans to certain Company officers totaling 287,000 and 152,000 shares of common stock during the three months ended March 31, 2011 and 2010, respectively, which had an aggregate market value of $1.5 million and $957,000, respectively.

The Compensation Committee of the Company’s Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company officers and employees totaling 574,000 and 427,000 shares during the three months ended March 31, 2011 and 2010, respectively, with exercise prices equal to the stock prices on the respective grant dates.

Employees purchased common stock totaling 33,000 and 15,000 shares in the three months ended March 31, 2011 and 2010, respectively, through the Company’s ESPP.

Stock Compensation Expense

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

The following weighted-average assumptions were used to determine the fair value of options:

	Stock Options	Stock Options	Stock Options	Stock Options
	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010

	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	4.0 Years	.50 Years	3.75 Years	.25 Years
Expected stock price volatility	.650	.434	.650	.370
Risk-free interest rate	1.25%	0.19%	1.29%	0.05%

The following table summarizes stock compensation expenses (in thousands):

	Stock Options	Stock Options
	Three Months Ended March 31,

	2011	2010

RSA and RSU expense	$341	$273
Stock option expense	484	507

Total stock compensation expense	$825	$780

Included in the total stock compensation expense were expenses related to RSAs, RSUs, and stock options issued in the current year as well as those issued in prior years that continue to vest during the period, and compensation related to the Company’s ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to inventory and deferred preservation costs. The Company capitalized $52,000 and $59,000 in the quarters ended March 31, 2011 and 2010, respectively, of the stock compensation expense into its deferred preservation costs and inventory costs.

As of March 31, 2011 the Company had a total of $2.8 million, $2.3 million, and $320,000 in unrecognized compensation costs related to unvested stock options, RSAs, and RSUs, respectively, before considering the effect of expected forfeitures. As of March 31, 2011 this expense is expected to be recognized over a weighted-average period of 2.1 years for stock options, 2.0 years for RSAs, and 2.6 years for RSUs.

13.  Comprehensive Income

The following is a summary of comprehensive income (in thousands):

	Stock Options	Stock Options
	Three Months Ended March 31,

	2011	2010

Net income	$1,666	$1,934
Change in cumulative translation adjustment	16	(4)

Comprehensive income	$1,682	$1,930

The tax effect on the cumulative translation adjustment is zero for each period presented. The accumulated other comprehensive loss of $16,000 and $32,000 as of March 31, 2011 and December 31, 2010, respectively, consisted solely of currency translation adjustments.

14.  Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	0000000000	0000000000
	Three Months Ended March 31,
	2011	2010

Basic income per common share:
Net income	$1,666	$1,934
Basic weighted-average common shares outstanding	27,385	28,235

Basic income per common share	$0.06	$0.07

Diluted income per common share:
Net income	$1,666	$1,934
Basic weighted-average common shares outstanding	27,385	28,235
Effect of dilutive stock options [a]	132	155
Effect of dilutive RSAs and RSUs	203	149

Diluted weighted-average common shares outstanding	27,720	28,539

Diluted income per common share	$0.06	$0.07

[a]

The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares, because the inclusion of these stock options would be antidilutive to income per common share. Accordingly, stock options to purchase 1.8 million and 1.1 million shares for the quarters ended March 31, 2011 and 2010, respectively, were excluded from the calculation of diluted weighted-average common shares outstanding.

15.  Segment Information

The Company has two reportable segments organized according to its services and products: Preservation Services and Medical Devices. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. The Medical Devices segment includes external revenues from product sales of BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), PerClot, and HemoStase, as well as sales of other medical devices. There are no intersegment revenues.

The primary measure of segment performance, as viewed by the Company’s management, is segment gross margin, or net external revenues less cost of preservation services and products. The Company does not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of preservation services and products, and gross margins for the Company’s reportable segments (in thousands):

	0000000000	0000000000
	Three Months Ended March 31,
	2011	2010

Revenues:
Preservation services	$15,674	$15,583
Medical devices	14,429	13,955
Other [b]	93	179

Total revenues	30,196	29,717

Cost of preservation services and products:
Preservation services	9,196	9,398
Medical devices	2,496	2,527

Total cost of preservation services and products	11,692	11,925

Gross margin:
Preservation services	6,478	6,185
Medical devices	11,933	11,428
Other [b]	93	179

Total gross margin	$18,504	$17,792

The following table summarizes net revenues by product (in thousands):

	0000000000	0000000000
	Three Months Ended March 31,
	2011	2010

Preservation services:
Cardiac tissue	$6,534	$6,903
Vascular tissue	9,140	8,680

Total preservation services	15,674	15,583

Products:
BioGlue and BioFoam	11,974	11,912
PerClot	660	–
HemoStase	1,795	2,105
Other medical devices	–	(62)

Total products	14,429	13,955
Other [b]	93	179

Total revenues	$30,196	$29,717

[b]	For the quarters ended March 31, 2011 and 2010 the “Other” designation includes grant revenue.

16.  Proposed Acquisition of Cardiogenesis

In March 2011 CryoLife and Cardiogenesis Corporation (“Cardiogenesis”) announced that the Boards of Directors of both companies approved a definitive agreement under which CryoLife will acquire all of the outstanding shares of Cardiogenesis for $0.457 per share, (“Merger Agreement”). Cardiogenesis is a leading developer of surgical products used in the treatment of patients with refractory angina resulting from diffuse coronary artery disease. The all-cash transaction values Cardiogenesis at approximately $21.7 million, net of cash acquired and liabilities assumed, and is structured as a tender offer followed by a merger. CryoLife currently expects the acquisition to close in mid to late May 2011. Under the terms of the definitive agreement, Cardiogenesis shareholders will receive $0.457 in cash for each share of Cardiogenesis stock they own, without interest, less applicable withholding taxes. Upon consummation of the tender offer, CryoLife intends to complete a merger in order to acquire all of the shares of Cardiogenesis common stock that remain outstanding after the completion of the tender offer, at the same per share price. CryoLife will use cash on hand to fund the transaction.

On April 5, 2011 CryoLife announced that it, through its wholly-owned subsidiary CL Falcon, Inc. (“Merger Sub”), had commenced the tender offer. On April 15, 2011 CryoLife announced that it, through Merger Sub, had amended the tender offer and the Merger Agreement to reduce the number of shares sought in the tender offer to 49.9% of Cardiogenesis outstanding common stock. The amended tender offer is scheduled to expire at 12:00 midnight, New York City time, on the evening of May 2, 2011, unless extended. The tender offer is subject to certain conditions described in the tender offer statement that was filed with the U.S. Securities and Exchange Commission, including the requirement that there shall have been validly tendered and not withdrawn a number of Cardiogenesis shares that, together with the shares, if any, owned by CryoLife or any of its subsidiaries, represent at least 49.9% of the outstanding Cardiogenesis shares. If at least 49.9% of the outstanding shares of Cardiogenesis are tendered in the tender offer and the conditions are met, CryoLife will purchase 49.9% of Cardiogenesis’ shares in the tender offer on a prorated basis based on the shares tendered. Cardiogenesis will hold a special meeting of Cardiogenesis shareholders as soon as practical after the completion of the tender offer to vote on the proposed merger. CryoLife intends to acquire all remaining outstanding Cardiogenesis shares in the merger.

On April 7, 2011 two plaintiffs filed separate purported class actions against Cardiogenesis, its directors, CryoLife, and Merger Sub. The suits were filed in connection with the Merger Agreement and CryoLife’s tender offer for shares of Cardiogenesis. The plaintiffs’ allegations in the lawsuits are contained in two separate civil complaints. These complaints allege that the board of directors of Cardiogenesis breached their fiduciary duties to Cardiogenesis by seeking to sell Cardiogenesis through an allegedly unfair process, for an unfair price, and on unfair terms. The complaints also allege that Cardiogenesis, CryoLife, and Merger Sub aided and abetted the breach by the directors of Cardiogenesis of those fiduciary duties. The suits seek various equitable reliefs that could delay or enjoin the tender offer or the merger of Merger Sub and Cardiogenesis, based on allegations regarding the process by which offers or potential offers were evaluated by Cardiogenesis, and also seek monetary damages, as well as fees and expenses of the plaintiffs’ attorneys and experts.

CryoLife and Merger Sub believe the allegations made against them in the complaints are without merit and intend to defend vigorously the actions.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated January 19, 1984 in Florida, preserves and distributes human tissues and develops, manufactures, and commercializes medical devices for cardiac and vascular transplant applications. The human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch tissue (“CryoPatch SG”), both processed using CryoLife’s proprietary SynerGraft® technology. CryoLife’s medical devices consist primarily of surgical adhesives, sealants, and hemostats including BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), and PerClot®, an absorbable powder hemostat, which the Company distributes for Starch Medical, Inc. (“SMI”) in the European Community.

During the first quarter of 2011, CryoLife focused on furthering a key component of its strategy of identifying and evaluating acquisition opportunities of complementary product lines and companies. CryoLife announced in the first quarter of 2011 that it had entered into a definitive agreement to acquire Cardiogenesis Corporation (“Cardiogenesis”). Cardiogenesis is a leading developer of surgical products used in the treatment of patients with refractory angina resulting from diffuse coronary artery disease. Cardiogenesis and CryoLife products are both targeted toward cardiovascular surgeons, and this acquisition represents a significant addition to CryoLife’s cardiac surgery portfolio. This proposed transaction is described in more detail in “Recent Events” below.

In addition, CryoLife took an important step in the development of PerClot, a product which the Company licensed from SMI in the third quarter of 2010. On March 31, 2011 CryoLife filed an Investigational Device Exemption (“IDE”) with the U.S. Food and Drug Administration (“FDA”) requesting approval to begin clinical trials for the purpose of obtaining Premarket Approval to distribute PerClot in the U.S.

While focusing on these strategic initiatives, CryoLife also improved its core business revenues. For the quarter ended March 31, 2011 CryoLife reported quarterly revenues of $30.2 million, breaking the $30 million revenue mark for the first time in Company history. In addition, CryoLife generated $3.9 million in cash from operations during the first quarter of 2011, despite costs associated with the pending acquisition of Cardiogenesis and its typically high operating cash flow needs in the first quarter of each year. However, the Company’s net income and earnings per share were negatively impacted by higher operating expenses, including spending on research and development activities. See the “Results of Operations” section below for additional analysis of the first quarter 2011 results.

Recent Events

Proposed Acquisition of Cardiogenesis

In March 2011 CryoLife and Cardiogenesis announced that the Boards of Directors of both companies approved a definitive agreement under which CryoLife will acquire all of the outstanding shares of Cardiogenesis for $0.457 per share, (“Merger Agreement”). Cardiogenesis is a leading developer of surgical products used in the treatment of patients with refractory angina resulting from diffuse coronary artery disease. The all-cash transaction values Cardiogenesis at approximately $21.7 million, net of cash acquired and liabilities assumed, and is structured as a tender offer followed by a merger. CryoLife currently expects the acquisition to close in mid to late May 2011. Under the terms of the definitive agreement, Cardiogenesis shareholders will receive $0.457 in cash for each share of Cardiogenesis stock they own, without interest, less applicable withholding taxes. Upon consummation of the tender offer, CryoLife intends to complete a merger in order to acquire all of the shares of Cardiogenesis common stock that remain outstanding after the completion of the tender offer, at the same per share price. CryoLife will use cash on hand to fund the transaction.

Cardiogenesis markets its leading holmium: YAG laser system and single use, fiber-optic delivery systems, which are FDA approved for performing a surgical procedure known as Transmyocardial Revascularization (“TMR”), which treats patients with angina that is not responsive to standard medications. Patients undergoing TMR treatment with Cardiogenesis products have been shown to have angina improvement, longer event-free survival, reduction in cardiac related hospitalizations, and increased exercise tolerance. Cardiogenesis has also developed the PHOENIX™ Combination Delivery System (“PHOENIX System”), which is designed to combine the intramyocardial delivery of biologic materials with TMR. The synergy of injecting biologics, such as stem cells or growth factors, with TMR may provide greater angina reduction, improve cardiac function, and enhance quality of life in patients with diffuse coronary artery disease who are not candidates for coronary bypass surgery or percutaneous intervention. The PHOENIX System has received a CE Mark, and CryoLife intends to begin commercialization efforts in select European markets in the second half of 2011, with a more extensive launch expected in 2012.

On April 5, 2011 CryoLife announced that it, through its wholly-owned subsidiary CL Falcon, Inc. (“Merger Sub”), had commenced the tender offer. On April 15, 2011 CryoLife announced that it, through Merger Sub, had amended the tender offer and the Merger Agreement to reduce the number of shares sought in the tender offer to 49.9% of Cardiogenesis outstanding common stock. The amended tender offer is scheduled to expire at 12:00 midnight, New York City time, on the evening of May 2, 2011, unless extended. The tender offer is subject to certain conditions described in the tender offer statement that was filed with the U.S. Securities and Exchange Commission, including the requirement that there shall have been validly tendered and not withdrawn a number of Cardiogenesis shares that, together with the shares, if any, owned by CryoLife or any of its subsidiaries, represent at least 49.9% of the outstanding Cardiogenesis shares. If at least 49.9% of the outstanding shares of Cardiogenesis are tendered in the tender offer and the conditions are met, CryoLife will purchase 49.9% of Cardiogenesis’ shares in the tender offer on a prorated basis based on the shares tendered. Cardiogenesis will hold a special meeting of Cardiogenesis shareholders as soon as practical after the completion of the tender offer to vote on the proposed merger. CryoLife intends to acquire all remaining outstanding Cardiogenesis shares in the merger.

On April 7, 2011 two plaintiffs filed separate purported class actions against Cardiogenesis, its directors, CryoLife, and Merger Sub. The suits were filed in connection with the Merger Agreement and CryoLife’s tender offer for shares of Cardiogenesis. The plaintiffs’ allegations in the lawsuits are contained in two separate civil complaints which are further described in Part II, Item 1, “Legal Proceedings” below. These complaints allege that the board of directors of Cardiogenesis breached their fiduciary duties to Cardiogenesis by seeking to sell Cardiogenesis through an allegedly unfair process, for an unfair price, and on unfair terms. The complaints also allege that Cardiogenesis, CryoLife, and Merger Sub aided and abetted the breach by the directors of Cardiogenesis of those fiduciary duties. The suits seek various equitable reliefs that could delay or enjoin the tender offer or the merger of Merger Sub and Cardiogenesis, based on allegations regarding the process by which offers or potential offers were evaluated by Cardiogenesis, and also seek monetary damages, as well as fees and expenses of the plaintiffs’ attorneys and experts.

CryoLife and Merger Sub believe the allegations made against them in the complaints are without merit and intend to defend vigorously the actions.

HemoStase

CryoLife previously distributed HemoStase® for Medafor, Inc. (“Medafor”) under an Exclusive Distribution Agreement (“EDA”) in certain jurisdictions. On September 27, 2010 Medafor sent the Company a letter stating that Medafor was “fully, finally and immediately terminating” the EDA. CryoLife believes this termination was wrongful. Following the termination of the EDA, CryoLife continued to sell HemoStase for a six-month period. This six-month period ended in late March 2011, at which time CryoLife ceased sales of HemoStase as anticipated.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2010. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company did not experience any significant changes during the quarter ended March 31, 2011 in its Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements

There were no new accounting pronouncements relevant to the Company that management anticipates implementing during the year ending December 31, 2011.

Results of Operations

(Tables in thousands)

Revenues

	0000000000000	0000000000000	0000000000000	0000000000000
	Revenues for the Three Months Ended March 31,		Revenues as a Percentage of Total Revenues for the Three Months Ended March 31,
	2011	2010	2011	2010

Preservation services:
Cardiac tissue	$6,534	$6,903	22%	23%
Vascular tissue	9,140	8,680	30%	29%

Total preservation services	15,674	15,583	52%	52%
Products:
BioGlue and BioFoam	11,974	11,912	40%	40%
PerClot	660	–	2%	–%
HemoStase	1,795	2,105	6%	7%
Other medical devices	–	(62)	–%	–%

Total products	14,429	13,955	48%	47%

Other	93	179	–%	1%

Total	$30,196	$29,717	100%	100%

Revenues increased 2% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. A detailed discussion of the changes in preservation services revenues, product revenues, and other revenues for the three months ended March 31, 2011 is presented below.

Preservation Services

Revenues from preservation services increased 1% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was primarily due to an increase in vascular preservation service revenues, largely offset by a decrease in cardiac preservation service revenues. See further discussion of cardiac and vascular preservation services revenues below.

Cardiac Preservation Services

Revenues from cardiac preservation services (consisting of revenues from the distribution of heart valves, cardiac patch tissues, and minimally processed tissues that are distributed to a third-party tissue processor) decreased 5% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to the impact of a 3% decrease in shipments of heart valves and cardiac patch tissues.

The decrease in revenues was primarily due to a decrease in traditionally processed pulmonary valves, which was partially offset by an increase in revenues related to the CryoValve SGPV. The Company believes that this decrease was primarily due to increasing pressure from lower cost competitive products and to continuing cost containment practices at certain hospitals.

Revenues from SynerGraft processed tissues, including the CryoValve SGPV and CryoPatch SG, accounted for 37% of total cardiac preservation services revenues for the three months ended March 31, 2011, and 30% of total cardiac preservation services revenues for the three months ended March 31, 2010. Domestic revenues accounted for 89% of total cardiac preservation services revenues for the three months ended March 31, 2011, and 93% of total cardiac preservation services revenues for the three months ended March 31, 2010.

Vascular Preservation Services

Revenues from vascular preservation services increased 5% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to a 2% increase in unit shipments of vascular tissues, which increased revenues by 3% and an increase in average service fees, which increased revenues by 2%.

The increase in vascular volume for the three months ended March 31, 2011 was primarily due to increases in shipments of saphenous veins, resulting from the strong demand for these tissues in domestic markets, primarily for use in peripheral vascular reconstruction surgeries to avoid limb amputations.

The increase in average service fees for the three months ended March 31, 2011 was due in part to fee differences due to physical characteristics of vascular tissues and due to the routine negotiation of pricing contracts with certain customers.

Products

Revenues from products increased 3% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. These increases were primarily due to an increase in PerClot revenues, partially offset by a decrease in HemoStase revenues. See further discussions of BioGlue, BioFoam, PerClot, and HemoStase revenues below.

BioGlue and BioFoam

Revenues from the sale of BioGlue and BioFoam increased 1% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily due to a slight increase in average selling prices.

The increase in average selling prices for the three months ended March 31, 2011 was primarily due to the routine negotiation of pricing contracts with certain customers.

Sales of BioGlue and BioFoam for the three months ended March 31, 2011 included international sales of BioFoam following receipt of the CE Mark approval during the third quarter of 2009. BioFoam sales accounted for less than 1% of total BioGlue and BioFoam sales for the three months ended March 31, 2011 and 2010. Domestic revenues accounted for 68% of total BioGlue and BioFoam revenues for the three months ended March 31, 2011, and 69% of total BioGlue and BioFoam revenues for the three months ended March 31, 2010.

The Company began shipping BioGlue to Japan in late April 2011, as BioGlue was recently approved in Japan for use in the repair of aortic dissections.

PerClot and HemoStase

Revenues from the sale of PerClot and HemoStase increased 17% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily due to a 40% increase in the volume of grams sold, which increased revenues by 34%, partially offset by a decrease in average selling prices, which decreased revenues by 17%.

The increase in sales volume for the three months ended March 31, 2011 was primarily due to shipments of PerClot in international markets. CryoLife began commercial distribution of PerClot in international markets in the fourth quarter of 2010.

Management believes that the Company lost additional sales of HemoStase in the first quarter of 2011 due to uncertainty in the market as to whether the Company had authority to market HemoStase and due to the Company’s cessation of HemoStase sales in late March 2011. Management believes that HemoStase sales during this period were also adversely impacted by continued sales by Medafor of Medafor’s product into the Company’s exclusive territory in violation of the EDA.

The decrease in average selling prices for the three months ended March 31, 2011 was primarily due to discounting of HemoStase inventory in an attempt to sell off the Company’s remaining inventory balances. In late March of 2011 the Company ceased sales of HemoStase as anticipated.

Domestic revenues accounted for 52% of total PerClot and HemoStase revenues for the three months ended March 31, 2011, and 69% of total HemoStase revenues for the three months ended March 31, 2010.

The Company expects that revenues from the distribution of PerClot will increase in 2011 as the Company transitions its international customers to PerClot and expands distribution into additional international territories. CryoLife does not expect to recognize any additional HemoStase revenues for the remainder of 2011. The Company’s discontinuation of sales of HemoStase in late March 2011 will materially and adversely decrease revenues in 2011 as compared to 2010. The Company will continue to sell PerClot internationally, but the Company is not currently approved to sell PerClot in the U.S. and has discontinued HemoStase sales. Therefore, the Company will not have any further domestic sales of PerClot or HemoStase for the remainder of 2011. The Company will not be able to sell PerClot in the U.S. in future years until FDA approval is granted. See also “Cost of Products” below, Part II, Item 1, “Legal Proceedings,” and Part II, Item 1A, “Risk Factors.”

Other Revenues

Other revenues for the three months ended March 31, 2011 and 2010 included revenues related to funding allocated from U.S. Congress Defense Appropriations Conference Reports in 2005 through 2008, collectively the (“DOD Grants”). As of March 31, 2011 CryoLife had been awarded and had received a total of $5.4 million for the development of protein hydrogel technology (“PHT”), which the Company is currently developing for use in organ sealing. At March 31, 2011 CryoLife had $2.0 million of deferred income on the Company’s Summary Consolidated Balance Sheet from the DOD Grants, of which $1.6 million remains in unspent cash advances recorded as cash and cash equivalents.

Cost of Preservation Services and Products

Cost of Preservation Services

	000000000000	000000000000
	Three Months Ended March 31,

	2011	2010

Cost of preservation services	$9,196	$9,398
Cost of preservation services as a percentage of preservation services revenues	59%	60%

Cost of preservation services decreased 2% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease in cost of preservation services and in cost of preservation services as a percentage of preservation services revenues was primarily due to a slight decrease in the per unit cost of processing tissues.

Cost of Products

	000000000000	000000000000
	Three Months Ended March 31,

	2011	2010

Cost of products	$2,496	$2,527
Cost of products as a percentage of product revenues	17%	18%

Cost of products decreased 1% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease in cost of products is primarily due to the favorable effect of sales of HemoStase inventory that had previously been written down, as discussed below, largely offset by an increase in costs related to increased shipments of PerClot. The decrease in cost of products as a percentage of product revenues was primarily due to the favorable effect of sales of HemoStase inventory that had previously been written down, partially offset by increasing sales volume of PerClot, which has a lower profit margin than BioGlue, and by discounts on sales of HemoStase that the Company offered in the first quarter of 2011.

The write-down of HemoStase inventory was based on the Company’s review of its inventory balances after Medafor’s September 27, 2010 termination of the EDA. Based on this review, the Company determined that the carrying value of the HemoStase inventory was impaired and increased its cost of products by $1.6 million to write down HemoStase inventory in the third quarter of 2010. As discussed above, cost of products in the first quarter of 2011 was favorably impacted as the Company was able to sell more HemoStase than it originally estimated. See also “Revenues” above, Part II, Item 1, “Legal Proceedings,” and Part II, Item 1A, “Risk Factors.”

Operating Expenses

General, Administrative, and Marketing Expenses

	000000000000	000000000000
	Three Months Ended March 31,

	2011	2010

General, administrative, and marketing expenses	$14,291	$13,817
General, administrative, and marketing expenses as a percentage of total revenues	47%	46%

General, administrative, and marketing expenses increased 3% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. General, administrative, and marketing expenses were unfavorably impacted in both periods by expenses associated with business development activities and legal costs, as discussed in the paragraph below. In addition, the increase in general, administrative, and marketing expenses for the three months ended March 31, 2011 was primarily due to an increase in marketing expenses, including personnel costs and spending on travel.

Expenses in the three months ended March 31, 2011 included approximately $1.2 million in business development costs, primarily related to the Company’s pending acquisition of Cardiogenesis and $307,000 in costs associated with litigation with Medafor. Expenses in the three months ended March 31, 2010 included $729,000 in previously capitalized legal fees associated with BioGlue patent litigation in Germany, approximately $414,000 in costs associated with litigation with Medafor, and approximately $382,000 in business development costs, primarily associated with the Company’s proposal to acquire Medafor.

The Company’s general, administrative, and marketing expenses included $695,000 and $651,000 for the three months ended March 31, 2011 and 2010, respectively, related to the grant of stock options, restricted stock awards, and restricted stock units.

The Company expects that transaction and integration expenses associated with its planned acquisition of Cardiogenesis, its other business development activities, and the expenses associated with lawsuits, including lawsuits with Medafor, will have a material impact on the Company’s general, administrative, and marketing expenses during 2011.

Research and Development Expenses

	0000000000	0000000000
	Three Months Ended March 31,
	2011	2010

Research and development expenses	$1,766	$1,292
Research and development expenses as a percentage of total revenues	6%	4%

Research and development spending in 2011 was primarily focused on PerClot; the Company’s SynerGraft tissues and products, including: CryoValve SGPV, CryoValve SG aortic heart valves, CryoPatch SG, and xenograft SynerGraft tissue products; and the Company’s BioGlue family of products, including: BioGlue and BioFoam. Research and development spending in 2010 was primarily focused on the Company’s SynerGraft tissues and products and the BioGlue family of products. Research and development spending on PerClot is expected to increase throughout 2011.

Other Income and Expenses

Interest expense was $30,000 and $51,000 for the three months ended March 31, 2011 and 2010, respectively. Interest income was $9,000 and $4,000 for the three months ended March 31, 2011 and 2010, respectively. Interest expense and interest income are primarily related to interest on the Company’s debt and the Company’s cash and investments, respectively.

During the fourth quarter of 2009 and during 2010, the Company made several purchases of Medafor common stock that contained purchase price make-whole provisions, which the Company accounted for as embedded derivatives. The decrease in the value of the liability for these embedded derivatives, largely resulting from a significant decrease in the likelihood of a triggering event occurring, resulted in a non-cash gain for the three months ended March 31, 2010 of $817,000. CryoLife believes that the likelihood of a triggering event occurring was substantially reduced in the first quarter of 2010 and was remote at December 31, 2010 and March 31, 2011, and accordingly no derivative liability has been recognized.

Earnings

	0000000000	0000000000
	Three Months Ended March 31,
	2011	2010

Income before income taxes	$2,535	$3,333
Income tax expense	869	1,399

Net income	$1,666	$1,934

Diluted income per common share	$0.06	$0.07

Diluted common shares outstanding	27,720	28,539

Income before income taxes decreased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to increases in operating expenses, as discussed above.

The Company’s effective income tax rate was approximately 34% for the three months ended March 31, 2011 as compared to 42% for the three months ended March 31, 2010. The decrease in the Company’s effective income tax rate is due to a variety of factors, including an increase in projected full year income before income taxes over the prior year and changes in tax deductions available to the Company in 2011. Net income and diluted income per common share for the three months ended March 31, 2011 decreased compared to the corresponding period in 2010 due to the decrease in income before income taxes as discussed above.

The Company expects that its effective income tax rate will be significantly and negatively impacted beginning in the second quarter of 2011 if the Company completes its proposed acquisition of Cardiogenesis. This potential income tax effect would be due to the unfavorable tax treatment of certain acquisition related expenses.

Basic and diluted income per common share could be impacted in future periods unfavorably by the issuance of additional shares of common stock and favorably by the Company’s repurchase of its common stock. Stock repurchases are impacted by many factors, including stock price, available funds, and competing demands for such funds, and as a result, may be suspended or discontinued at any time.

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

Liquidity and Capital Resources

Net Working Capital

At March 31, 2011 net working capital (current assets of $103.2 million less current liabilities of $18.6 million) was $84.6 million, with a current ratio (current assets divided by current liabilities) of 6 to 1, compared to net working capital of $82.2 million and a current ratio of 5 to 1 at December 31, 2010.

Overall Liquidity and Capital Resources

The Company’s primary cash requirements for the three months ended March 31, 2011 arose out of general working capital needs, the payment of legal and professional fees, and repurchases of the Company’s common stock. Legal and professional fees during the three months ended March 31, 2011 included business development costs, primarily costs for the proposed acquisition of Cardiogenesis, other business development activities, and costs associated with the Company’s litigation with Medafor. The Company funded its cash requirements primarily through its operating activities, which generated cash during the period.

CryoLife entered into a credit facility with GE Capital in March 2008, as amended (the “GE Credit Agreement”) which provides for up to $15.0 million in revolving credit for working capital, acquisitions, and other corporate purposes, of which $14.8 million was available for borrowing as of March 31, 2011. As of March 31, 2011 the outstanding balance under this agreement was zero. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. As a result, these funds will not be available to meet the Company’s liquidity needs during the term of the GE Credit Agreement, and as such, have been recorded in restricted securities on the Company’s Summary Consolidated Balance Sheets. Also, the GE Credit Agreement requires that after giving effect to a stock repurchase the Company maintain liquidity, as defined in the agreement, of at least $20.0 million. During the first quarter of 2011 the Company amended the GE Credit Agreement to extend the expiration date of the credit facility to June 30, 2011.

CryoLife is currently reviewing its options regarding whether to enter into a new credit agreement or loan with GE Capital or another lender. CryoLife is also considering the possibility of expanding its line of credit capacity to provide liquidity for growth, including potential acquisitions; however, there is no guarantee that a new or extended line of credit can be obtained.

The Company’s cash equivalents include advance funding received under the DOD Grants for the continued development of PHT. As of March 31, 2011 $1.6 million of the cash equivalents recorded on the Company’s Summary Consolidated Balance Sheet was related to the DOD Grants. These funds must be used for the specified purposes.

The Company believes that its anticipated cash from operations and existing cash and cash equivalents will enable the Company to meet its current operational liquidity needs for at least the next twelve months. The Company anticipates that it will have a significant cash obligation of approximately $21.7 million plus estimated transaction costs of approximately $1.0 million in the second quarter of 2011 related to the purchase of the outstanding Cardiogenesis common stock, if the Company closes on its planned acquisition of Cardiogenesis, as discussed in “Recent Events” above. These costs will be paid from the Company’s existing cash and cash equivalents. In addition, the Company’s future cash requirements may include cash for integration costs related to its planned acquisition of Cardiogenesis, to fund clinical trials, including the PerClot and Cardiogenesis clinical trials, to fund other business development activities, to purchase license agreements, for general working capital needs, to repurchase the Company’s common stock, to fund the Medafor litigation, and for other corporate purposes. The Company expects that these items will have a significant impact on its cash flows in the remainder of 2011. The Company may seek additional borrowing capacity to fund additional business development activities or other future cash requirements.

Net Cash from Operating Activities

Net cash provided by operating activities was $3.9 million for both the three months ended March 31, 2011 and 2010. The Company uses the indirect method to prepare its cash flow statement, and accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items and for changes in operating assets and liabilities from the prior year end. For the three months ended March 31, 2011 these non-cash items included a favorable $1.0 million in depreciation and amortization expense and $773,000 in non-cash stock based compensation.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2011 these changes included a favorable $2.3 million due to decreases in deferred preservation costs and inventory balances and a favorable $412,000 due to the timing difference between making cash payments and the expensing of assets, largely offset by an unfavorable $2.0 million increase in receivables and an unfavorable $577,000 due to the timing differences between the recording of accounts payable, accrued expenses, and other current liabilities and the actual payment of cash.

Net Cash from Investing Activities

Net cash used in investing activities was $295,000 for the three months ended March 31, 2011 as compared to $3.1 million for the three months ended March 31, 2010. The current year cash used was primarily due to $274,000 in capital expenditures. The prior year cash used was primarily due to $2.6 million in purchases of marketable securities and investments, primarily related to the purchase of Medafor common stock.

Net Cash from Financing Activities

Net cash used in financing activities was $1.5 million for the three months ended March 31, 2011 as compared to net cash provided of $1.5 million for the three months ended March 31, 2010. The current year cash used was primarily due to $1.6 million in purchases of treasury stock, the majority of which were purchases related to the Company’s stock repurchase plan.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of March 31, 2011 are as follows (in thousands):

	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Operating leases	$27,921	$1,704	$2,542	$2,475	$2,489	$2,525	$16,186
Cardiogenesis related obligations	22,678	22,678	–	–	–	–	–
Purchase commitments	8,074	1,614	2,583	3,500	377	–	–
Research obligations	3,176	1,418	476	579	703	–	–
PerClot contingent payments	2,250	750	–	500	1,000	–	–
Compensation payments	1,985	–	–	993	992	–	–

Total contractual obligations	$66,084	$28,164	$5,601	$8,047	$5,561	$2,525	$16,186

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space, leases on Company vehicles, and leases on a variety of office equipment.

The Company’s Cardiogenesis related obligations represent the amounts expected to be paid for the purchase of Cardiogenesis common stock under the definitive agreement signed by CryoLife and Cardiogenesis in March 2011, as amended in April 2011, including the related tender offer launched in April 2011, and certain anticipated contractual payments for associated transaction costs. Certain of these costs are dependent upon the closing of the acquisition; therefore, the Company may ultimately pay less than the amount included in the table above, if the acquisition does not take place. The Company expects to incur additional transaction and integration costs related to the proposed acquisition of Cardiogenesis for which the Company is not currently contractually obligated.

The Company’s purchase commitments include minimum purchase requirements for PerClot related to the Company’s transaction with SMI. These minimum purchases are included through 2013, as that is when the Company expects to receive FDA approval for PerClot. Upon FDA approval the Company may terminate its minimum purchase requirements, which it expects to do, but if the Company does not terminate this provision, it will have minimum purchases obligations in 2014 and through the end of the contract term. The Company’s purchase commitments also include obligations from agreements with suppliers to stock certain custom raw materials needed for the Company’s processing and production and contractual payments for licensing computer software and telecommunication services.

The Company’s research obligations represent commitments for ongoing studies and payments to support research and development activities, which will be partially funded by the advances received under the DOD Grants.

The obligation for PerClot contingent payments represents the contingent milestone payments that the Company will pay if certain FDA regulatory approvals and other commercial milestones are achieved. The schedule excludes one contingent milestone payment of $500,000, as the Company cannot make a reasonably reliable estimate of timing of this future payment.

The Company’s compensation payment obligations represent estimated payments for post employment benefits for the Company’s Chief Executive Officer (“CEO”). The timing of the CEO’s post employment benefits is based on the December 2012 expiration date of the CEO’s employment agreement. Payment of this benefit may be accelerated by a change in control or by the voluntary retirement of the CEO.

The schedule of contractual obligations above excludes (i) obligations for estimated tissue processing and product liability claims unless they are due as a result of a pending settlement agreement or other contractual obligation and (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $1.5 million, because the Company can not make a reasonably reliable estimate of the amount and period of related future payments as no specific assessments have been made for specific litigation or by any taxing authorities.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2011 were $274,000 compared to $481,000 for the three months ended March 31, 2010. Capital expenditures in the three months ended March 31, 2011 were primarily related to routine purchases of tissue processing, manufacturing, computer, and office equipment; computer software; and renovations to the Company’s corporate headquarters needed to support the Company’s business.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	Expectations regarding when CryoLife will commence manufacturing PerClot;

•	Expectations regarding the timing of future payments to SMI and the accounting treatment of these payments;

•	Expectations regarding the timing and structure of the transaction with Cardiogenesis;

•	The Company’s intentions to begin commercialization efforts with respect to Cardiogenesis products after the merger;

•	Expectations regarding transaction and integration expenses associated with the planned acquisition of Cardiogenesis;

•	Expectations regarding research and development spending on PerClot;

•	Expectations regarding the Company’s effective income tax rate and the tax treatment of the planned acquisition of Cardiogenesis;

•	Anticipated uses of cash in the remainder of 2011 and the resulting impact on cash flows;

•	The Company’s belief that it may seek additional borrowing capacity;

•	Plans and costs related to regulatory approval for the distribution of PerClot in the U.S. and international markets;

•	Plans regarding the distribution of BioGlue in Japan and the timing of BioGlue distribution in Japan;

•	The Company’s expectations regarding the timing of court rulings in its legal proceedings;

•	The Company’s intentions with respect to lawsuits and the expected impact of current litigation;

•	The Company’s estimated future liability for existing tissue processing and product liability lawsuits and for claims incurred but not yet reported;

•	Expectations regarding revenues from PerClot and HemoStase;

•	Expectations regarding minimum purchase requirements related to PerClot;

•	The Company’s beliefs regarding the seasonal nature of the demand for some of its products and services;

•	The adequacy of the Company’s financial resources;

•	The Company’s belief that it will have sufficient cash to meet its operational liquidity needs for at least the next twelve months;

•	The anticipated impact of the proposed acquisition of Cardiogenesis on the Company’s liquidity;

•	Anticipated impact of changes in interest rates and foreign currency exchange rates;

•	The Company’s expectations regarding the renewal of certain contracts;

•	Expectations regarding net operating loss carryforwards;

•	Expectations regarding unreported loss liability and any related recoverable insurance amounts;

•	Expectations regarding the impact of new accounting pronouncements;

•	Issues that may impact the Company’s future financial performance and cash flows; and

•	Other statements regarding future plans and strategies, anticipated events, or trends.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risks set forth under Part II, Item 1A of this Form 10-Q, the risk factors set forth under Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2010 and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•

Our tissues and products allegedly have caused and may in the future cause injury to patients, and we have been and may be exposed to tissue processing and product liability claims, including one currently outstanding product liability lawsuit, and additional regulatory scrutiny as a result;

•	Demand for our tissues and products could decrease in the future, which could have a material adverse impact on our business;

•	We are currently involved in significant litigation with Medafor and that litigation cost may have a material adverse impact on our profitability;

•	Our investment in Medafor may have been impaired due to Medafor’s termination of the EDA, which could have a material adverse impact on our financial condition and profitability;

•

Medafor has filed counterclaims against us with respect to our lawsuit against Medafor, and if Medafor is successful in its claims, our revenues and profitability may be materially, adversely impacted;

•

We are subject to stringent domestic and foreign regulation which may impede the approval process of our tissues and products, hinder our development activities and manufacturing processes, and, in some cases, result in the recall or seizure of previously cleared or approved tissues and products;

•	Uncertainties related to patents and protection of proprietary technology may adversely impact the value of our intellectual property;

•	Intense competition may impact our ability to operate profitably;

•	We may not be successful in obtaining necessary clinical results and regulatory approvals for services and products in development, and our new services and products may not achieve market acceptance;

•	If we are not successful in expanding our business activities in international markets, we may be unable to increase our revenues;

•	We are dependent on the availability of sufficient quantities of tissue from human donors;

•	The loss of any of our sole-source suppliers could have a material adverse impact on our revenues, financial condition, profitability, and cash flows;

•	We may be unsuccessful in our efforts to market and sell PerClot in the U.S. and internationally;

•

Our short-term liquidity and earnings in 2011 will be impacted by our substantial investment in our distribution and license and manufacturing agreements with SMI, and we will not fully realize the benefit of our investment in future years unless we are able to obtain FDA approval for PerClot in the U.S., which will require an additional commitment of funds;

•	Key growth strategies may not generate the anticipated benefits;

•	Investments in new technologies and acquisitions of products or distribution rights may not be successful;

•

We may expand through acquisitions or licenses of, or investments in, other companies or technologies, which may result in additional dilution to our stockholders and consume resources that may be necessary to sustain our business;

•

We may find it difficult to integrate recent acquisitions of technology and potential future acquisitions of technology or business combinations, which could disrupt our business, dilute stockholder value, and adversely impact our operating results;

•	We may not realize the anticipated benefits from an acquisition;

•	Regulatory action outside of the U.S. has affected our business in the past and may affect our business in the future;

•	Extensive government regulation may adversely impact our ability to develop and market services and products;

•	Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse impact on us;

•

Consolidation in the healthcare industry could lead to demands for price concessions, limits on the use of our tissues and products, or eliminate our ability to sell to certain of our significant market segments;

•	The success of many of our tissues and products depends upon strong relationships with physicians;

•	Our CryoValve SGPV post-clearance study may not provide expected results;

•	Our existing insurance policies may not be sufficient to cover our actual claims liability;

•	We may not be able to obtain adequate insurance at a reasonable cost, if at all;

•	We are not insured against all potential losses. Natural disasters or other catastrophes could adversely affect our business, financial condition, and profitability;

•	Our credit facility which expires in June of 2011 limits our ability to pursue significant acquisitions;

•	Our ability to borrow under our credit facility which expires in June of 2011 may be limited;

•	We may not be able to enter into a new credit facility after our current credit facility expires in June 2011;

•	Continued fluctuation of foreign currencies relative to the U.S. Dollar could materially adversely impact our business;

•	Rapid technological change could cause our services and products to become obsolete;

•	We are dependent on our key personnel;

•	We may be unsuccessful or delayed in our attempt to acquire Cardiogenesis, which may have a material adverse effect on our operating expenses and revenues;

•	If our acquisition of Cardiogenesis is successfully completed, we will inherit risks and uncertainties related to Cardiogenesis’ business; and

•

If our acquisition of Cardiogenesis is successfully completed, the subsequent integration of Cardiogenesis’ business into our business may be slower than expected or unsuccessful, and our revenues and operating expenses may be materially adversely impacted as a result.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $37.6 million and restricted securities of $5.0 million and interest paid on the Company’s variable rate line of credit as of March 31, 2011. A 10% adverse change in interest rates as compared to the rates experienced by the Company in the three months ended March 31, 2011, affecting the Company’s cash and cash equivalents, restricted securities, and line of credit would not have a material impact on the Company’s financial position, profitability, or cash flows.

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

Changes in exchange rates which occurred during the three months ended March 31, 2011, as well as any future material adverse fluctuations in exchange rates, could have a material and adverse impact on the Company’s revenues, profitability, and cash flows. An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2011 affecting the Company’s balances denominated in foreign currencies would not have had a material impact on the Company’s financial position or cash flows. An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2011 as compared to the weighted-average exchange rates experienced by the Company for the three months ended March 31, 2011 affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material impact on the Company’s financial position, profitability, or cash flows.

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

Based upon the most recent Disclosure Controls evaluation, conducted by management with the participation of the CEO and CFO, as of March 31, 2011 the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

Medafor

As previously reported in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2010, CryoLife filed a lawsuit against Medafor, Inc. (“Medafor”) in 2009 in the U.S. District Court for the Northern District of Georgia (the “Court”). In 2010 Medafor filed counterclaims against CryoLife. Currently pending with the Court are three separate motions: CryoLife’s motion to dismiss most of Medafor’s counterclaims, CryoLife’s motion for partial summary judgment based on its contention that Medafor’s termination of the EDA was wrongful, and Medafor’s motion for partial summary judgment based on its contention that CryoLife currently owes Medafor approximately $1.3 million plus prejudgment interest for product Medafor shipped to CryoLife. Both parties have filed briefs in support of their own motions and against the other party’s motions. The Court has not set a date for a hearing on any of these motions and will likely rule on each of these motions without a hearing. The Court may rule at any time in the future.

In March 2011 the case was reassigned as an administrative matter from Judge Charles A. Pannell, Jr. to Judge Amy Totenberg. Both are judges in the U.S. District Court for the Northern District of Georgia.

Written discovery began on October 8, 2010. The parties have exchanged responses to written discovery and some documents. No depositions other than third-party depositions have been set. The Court has set an eight month discovery period.

Tenaxis

With respect to the patent nullity action filed by Tenaxis, Inc. (“Tenaxis”) against CryoLife’s main patent for BioGlue in Germany, Tenaxis filed its response to the German equivalent of the Supreme Court (“German Court”) and CryoLife will likely respond to Tenaxis’ filing in the second quarter of 2011. Both parties are requesting that an expert be appointed by the German Court to assist with the technical aspects of this matter. Because the German Court will appoint an expert, it is likely that the appeal will not be heard until 2012.

Litigation Related to CryoLife’s Tender Offer for Cardiogenesis and the Planned Merger

On April 7, 2011 two plaintiffs filed separate purported class actions against Cardiogenesis Corporation (“Cardiogenesis”), its directors, and CryoLife and CL Falcon, Inc., a wholly-owned subsidiary of CryoLife (“Merger Sub”) created for the purposes of the Cardiogenesis transaction. The suits were filed in connection with CryoLife and Cardiogenesis entering into a merger agreement and CryoLife’s tender offer for shares of Cardiogenesis. The plaintiffs’ allegations in the lawsuits are contained in two separate civil complaints set forth below (the “Complaints”). The Complaints allege that the board of directors of Cardiogenesis breached their fiduciary duties to Cardiogenesis by seeking to sell Cardiogenesis through an allegedly unfair process, for an unfair price, and on unfair terms. The Complaints also allege that Cardiogenesis, CryoLife, and Merger Sub aided and abetted the breach by the directors of Cardiogenesis of those fiduciary duties. The suits seek various equitable reliefs that could delay or enjoin the merger of Merger Sub and Cardiogenesis, based on allegations regarding the process by which offers or potential offers were evaluated by Cardiogenesis, and also seek monetary damages, as well as fees and expenses of the plaintiffs’ attorneys and experts.

Court	Filing Date	Case Name	Case Number
Superior Court of California, County of Orange	April 7, 2011	Patrick J. Grace vs. Paul McCormick	30-2011-00464472-CU-SL-CXC
Superior Court of California, County of Orange	April 7, 2011	Marion William Habiak vs. Cardiogenesis Corporation	30-2011-00464844-CU-SL-CXC

CryoLife and Merger Sub believe the allegations made against them in the Complaints are without merit and intend to defend vigorously the actions. See also Item 1A, “Risk Factors” below.

Other

Except as described above, we are not a party to any material legal proceeding outside of the ordinary litigation incidental to our business.

Item 1A. Risk Factors.

Other than the risk factors included below, there have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our 10-K for the year ended December 31, 2010.

We May Be Unsuccessful Or Delayed In Our Attempt To Acquire Cardiogenesis, Which May Have A Material Adverse Effect On Our Operating Expenses And Revenues.

In March 2011 we entered into a definitive merger agreement with Cardiogenesis and subsequently commenced a tender offer to acquire outstanding shares of Cardiogenesis. The tender offer and merger are expected to close in mid to late May 2011. However, the tender offer and merger may not be completed within our anticipated time frame, if at all, and a sufficient number of Cardiogenesis shareholders may not choose to tender their stock in the offer and/or vote for the proposed merger. Two purported class action lawsuits have been filed by Cardiogenesis shareholders challenging the merger. Also, competing offers may be made for Cardiogenesis, various closing conditions for the transaction may not be satisfied or waived, including that a governmental entity may prohibit or delay the transaction, and the effects of disruption from the transaction may make it more difficult to maintain relationships with employees, customers, business partners, or governmental entities. If our transaction with Cardiogenesis is delayed or unsuccessful, we may experience increased operating costs related to our efforts to acquire Cardiogenesis, without the positive impact of the increased revenues that we expect from sales of Cardiogenesis products.

If Our Acquisition Of Cardiogenesis Is Successfully Completed, We Will Inherit Risks And Uncertainties Related To Cardiogenesis’ Business.

In March 2011 we entered into a definitive merger agreement with Cardiogenesis and subsequently commenced a tender offer to acquire outstanding shares of Cardiogenesis. The tender offer and merger are expected to close in mid to late May 2011. If the acquisition of Cardiogenesis is successfully completed, we will also inherit certain risks and uncertainties related to Cardiogenesis’ business. These risks and uncertainties include that:

•

Our ability to maintain revenues and achieve growth in sales of Cardiogenesis products and services in the future is dependent upon physician awareness of its products and services as a safe, efficacious, and appropriate treatment for their patients;

•

We may not be able to successfully market Cardiogenesis’ products and services if third-party reimbursement for the procedures performed with Cardiogenesis’ products is not available for its healthcare provider customers;

•	Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse effect on Cardiogenesis’ products and services;

•

If we fail to maintain Cardiogenesis’ regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining FDA clearances or approvals for its future products or product modifications, our ability to commercially distribute and market these products could suffer;

•

If suppliers or manufacturers with respect to Cardiogenesis products fail to comply with ongoing FDA or other foreign regulatory authority requirements, our Cardiogenesis business may be negatively impacted;

•	In the future, the FDA could restrict the current uses of Cardiogenesis’ TMR System and thereby restrict its ability to generate revenues;

•

The use, misuse, or off-label use of Cardiogenesis products may harm its image in the marketplace or result in injuries that lead to product liability suits, which could be costly to us or result in FDA sanctions if we are deemed to have engaged in such promotion;

•	We may fail to comply with international regulatory requirements with respect to Cardiogenesis’ business and could be subject to regulatory delays, fines, or other penalties;

•	Our international operations with respect to Cardiogenesis subject it to certain operating risks, which could adversely impact its net sales, results of operations, and financial condition;

•

We will continue to purchase some of Cardiogenesis’ key product components from single suppliers and the loss of these suppliers could prevent or delay shipments of its products, delay its clinical trials, or otherwise adversely affect our Cardiogenesis business;

•

If Cardiogenesis’ independent contract manufacturers fail to timely deliver sufficient quantities of some of Cardiogenesis’ products and components in a timely manner, our Cardiogenesis operations may be harmed;

•

If clinical trials of Cardiogenesis’ current or future product candidates do not produce results necessary to support regulatory clearance or approval in the U.S. or elsewhere, we will be unable to commercialize these products;

•

If the third parties on which Cardiogenesis relies to conduct its clinical trials and to assist it with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize its Cardiogenesis products;

•	Cardiogenesis’ current third-party distributors or our own distributors may not effectively distribute Cardiogenesis products;

•	Third-party intellectual property rights may limit the development and protection of intellectual property acquired from Cardiogenesis, which could adversely affect its value to us;

•	Cardiogenesis has been named as a defendant in a patent infringement lawsuit and costly litigation may be necessary to protect or defend its intellectual property rights;

•	Cardiogenesis and its board of directors have been named as defendants in two separate purported class action lawsuits, which could adversely affect us;

•	The Cardiogenesis business relies on patent and trade secret laws, which are complex and may be difficult to enforce;

•	We may suffer losses from product liability claims if Cardiogenesis’ products cause or have in the past caused harm to patients;

•	Cardiogenesis may have additional pre-existing legal claims which could aversely affect us;

•	Immediately following the acquisition, Cardiogenesis’ operations will be conducted at a single location that may be at risk from earthquakes or other natural disasters;

•	In the past, Cardiogenesis has depended heavily on key personnel and the turnover of key employees and senior management following completion of the merger could harm our Cardiogenesis business; and

•	Cardiogenesis’ internal controls over financial reporting may not have been effective, which could have a significant and adverse effect on us following completion of the merger.

If Our Acquisition Of Cardiogenesis Is Successfully Completed, The Subsequent Integration Of Cardiogenesis’ Business Into Our Business May Be Slower Than Expected Or Unsuccessful, And Our Revenues And Operating Expenses May Be Materially Adversely Impacted As A Result.

Our ability to fully realize the anticipated benefits of the transaction with Cardiogenesis may be materially adversely impacted if the integration of Cardiogenesis’ business with ours is slower than expected or unsuccessful, or if the transaction and subsequent efforts to integrate Cardiogenesis’ business with us distract our management team from the other facets of our business.

Our Tissues And Products Allegedly Have Caused And May In The Future Cause Injury To Patients, And We Have Been And May Be Exposed To Tissue Processing And Product Liability Claims, Including One Currently Outstanding Product Liability Lawsuit, And Additional Regulatory Scrutiny As A Result.

The processing, preservation, and distribution of human tissues, and the manufacture and sale of medical devices entail inherent risks, including the possibility of medical complications for patients, and have resulted and may result in tissue processing and product liability claims against us and adverse publicity. From time to time various plaintiffs have asserted that our tissues or medical devices have caused a variety of injuries, including death. We have been and may be sued and our insurance coverage has been and may be inadequate. Adverse judgments and settlements in excess of our available insurance coverage could materially adversely impact our financial position, profitability, and cash flows.

We currently have one outstanding product liability lawsuit related to BioGlue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended March 31, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
01/01/11 – 01/31/11	136,897	$5.48	136,897	$8,489,909
02/01/11 – 02/28/11	154,411	5.26	142,752	7,739,911
03/01/11 – 03/31/11	–	–	–	7,739,911

Total	291,308	5.36	279,649	7,739,911

On June 1, 2010 the Company announced that its Board of Directors authorized the purchase of up to $15.0 million of its common stock over the course of the following two years. The purchase of shares may be made from time to time in the open market or through privately negotiated transactions on such terms as management deems appropriate and will be dependent upon various factors, including price, regulatory requirements, and other market conditions. As of March 31, 2011 the Company had purchased approximately 1.3 million shares of its common stock for an aggregate purchase price of $7.3 million. The remaining common shares shown were tendered to the Company in payment of taxes on stock compensation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other information.

None.

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit Number	Description
2.1	Agreement and Plan of Merger Among CryoLife, Inc., CL Falcon, Inc., and Cardiogenesis Corporation dated March 28, 2011. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 29, 2011.)
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)
3.2	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 6, 2010.)
4.1	Form of Certificate for the Company’s Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
4.2	First Amended and Restated Rights Agreement, dated as of November 2, 2005, between CryoLife, Inc. and American Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 3, 2005.)
10.1*	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan.
10.2*	Form of Restricted Stock Award Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan.
10.3*	Fifth Amendment, dated March 2, 2011, to the Credit Agreement by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, letter of credit issuer, and agent for all lenders, and GE Capital Markets, Inc., as sole lead arranger and bookrunner.
31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

April 28, 2011

DATE