Form 10-Q
period 2011-06-30
CRYOLIFE INC
filed 2011-07-29
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2011
Common Stock, $0.01 par value per share	28,108,615 shares

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

	(Unaudited)		(Unaudited)
Revenues:
Preservation services	$14,688	$15,005	$30,362	$30,588
Products	14,580	14,146	29,009	28,101
Other	111	112	204	291

Total revenues	29,379	29,263	59,575	58,980

Cost of preservation services and products:
Preservation services	8,164	9,013	17,360	18,411
Products	2,162	2,481	4,658	5,008

Total cost of preservation services and products	10,326	11,494	22,018	23,419

Gross margin	19,053	17,769	37,557	35,561

Operating expenses:
General, administrative, and marketing	13,659	11,670	27,950	25,487
Research and development	1,643	1,240	3,409	2,532

Total operating expenses	15,302	12,910	31,359	28,019

Operating income	3,751	4,859	6,198	7,542

Interest expense	37	65	67	116
Interest income	(3)	(6)	(12)	(10)
Gain on valuation of derivative	--	(385)	--	(1,202)
Other (income) expense, net	(62)	111	(171)	231

Income before income taxes	3,779	5,074	6,314	8,407
Income tax expense	1,959	2,148	2,828	3,547

Net income	$1,820	$2,926	$3,486	$4,860

Income per common share:
Basic	$0.07	$0.10	$0.13	$0.17

Diluted	$0.07	$0.10	$0.13	$0.17

Weighted-average common shares outstanding:
Basic	27,385	28,246	27,385	28,240
Diluted	27,745	28,483	27,729	28,513

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2011	December 31, 2010

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,801	$35,497
Restricted securities	5,319	5,309
Receivables, net	15,904	14,313
Deferred preservation costs	29,505	31,570
Inventories	6,220	6,429
Deferred income taxes	7,250	6,096
Prepaid expenses and other current assets	3,576	2,276

Total current assets	87,575	101,490

Property and equipment, net	12,837	13,086
Investment in equity securities	2,594	2,594
Goodwill	4,442	--
Patents, net	3,136	3,282
Trademarks and other intangibles, net	17,265	5,601
Deferred income taxes	12,268	9,182
Other long-term assets	2,134	2,203

Total assets	$142,251	$137,438

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,124	$4,243
Accrued compensation	3,389	3,357
Accrued procurement fees	3,255	3,081
Accrued expenses and other current liabilities	6,939	6,552
Deferred income	2,152	2,095

Total current liabilities	19,859	19,328

Other long-term liabilities	4,604	4,168

Total liabilities	24,463	23,496

Commitments and contingencies

Shareholders’ equity:
Preferred stock	--	--
Common stock (issued shares of 30,025 in 2011 and 29,950 in 2010)	300	300
Additional paid-in capital	133,703	133,845
Retained deficit	(4,922)	(8,408)
Accumulated other comprehensive loss	(22)	(32)
Treasury stock at cost (shares of 1,978 in 2011 and 2,049 in 2010)	(11,271)	(11,763)

Total shareholders’ equity	117,788	113,942

Total liabilities and shareholders’ equity	$142,251	$137,438

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Net cash from operating activities:
Net income	$3,486	$4,860

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,195	1,934
Deferred income taxes	434	1,267
Non-cash compensation	1,444	1,455
Gain on valuation of derivative	--	(1,202)
Other non-cash adjustments to income	210	292

Changes in operating assets and liabilities:
Receivables	(560)	(632)
Deferred preservation costs and inventories	3,114	1,688
Prepaid expenses and other assets	(1,028)	(1,090)
Accounts payable, accrued expenses, and other liabilities	(1,403)	1,466

Net cash flows provided by operating activities	7,892	10,038

Net cash from investing activities:
Acquisition of Cardiogenesis, net of cash acquired	(21,062)	--
Capital expenditures	(1,186)	(827)
Purchases of restricted securities and investments	--	(2,703)
Other	(108)	(193)

Net cash flows used in investing activities	(22,356)	(3,723)

Net cash from financing activities:
Principal payments on debt	--	(315)
Proceeds from financing of insurance policies	--	1,475
Principal payments on short-term notes payable	(13)	(691)
Proceeds from exercise of stock options and issuance of common stock	415	156
Repurchase of common stock	(1,572)	(1,449)
Other	(45)	521

Net cash flows used in financing activities	(1,215)	(303)

(Decrease) increase in cash and cash equivalents	(15,679)	6,012

Effect of exchange rate changes on cash	(17)	8
Cash and cash equivalents, beginning of period	35,497	30,121

Cash and cash equivalents, end of period	$19,801	$36,141

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2010 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company records certain financial instruments at fair value, including: cash equivalents, certain marketable securities, and certain restricted securities. These financial instruments are discussed in further detail in the notes below. The Company may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis, although as of June 30, 2011 the Company has not chosen to make any such elections. Fair value financial instruments are recorded in accordance with the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels. These levels from highest to lowest priority are as follows:

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

The determination of fair value and the assessment of a measurement’s placement within the hierarchy require judgment. Although the Company believes that the recorded fair values of its financial instruments are appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

A summary of the Company’s financial instruments measured at fair value as of June 30, 2011 and December 31, 2010 is as follows (in thousands):

	Level 1	Level 1	Level 1	Level 1
June 30, 2011	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury money market funds	$--	$1,517	$--	$1,517
U.S. Treasury debt securities	3,800	--	--	3,800
Restricted securities:
Money market funds	--	319	--	319
U.S. Treasury debt securities	5,000	--	--	5,000

Total assets	$8,800	$1,836	$--	$10,636

	Level 1	Level 1	Level 1	Level 1
December 31, 2010	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. Treasury money market funds	$--	$2,056	$--	$2,056
U.S. Treasury debt securities	14,099	--	--	14,099
Restricted securities:
Money market funds	--	309	--	309
U.S. Treasury debt securities	5,000	--	--	5,000

Total assets	$19,099	$2,365	$--	$21,464

The Company uses prices quoted from its investment management companies to determine the level 2 valuation of its investments in money market funds and securities.

3.  Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and marketable securities (in thousands):

	Unrealized	Unrealized	Unrealized
June 30, 2011	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
U.S. Treasury money market funds	$1,517	$--	$1,517
U.S. Treasury debt securities	3,800	--	3,800
Restricted securities:
Money market funds	319	--	319
U.S. Treasury debt securities	5,000	--	5,000

December 31, 2010
Cash equivalents:
U.S. Treasury money market funds	$2,056	$--	$2,056
U.S. Treasury debt securities	14,099	--	14,099
Restricted securities:
Money market funds	309	--	309
U.S. Treasury debt securities	5,000		5,000

As of June 30, 2011 and December 31, 2010 $319,000 and $309,000, respectively, of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating to international tax obligations. As of June 30, 2011 and December 31, 2010 $5.0 million of the Company’s U.S. Treasury debt securities were designated as restricted securities due to a financial covenant requirement under the Company’s credit agreement with General Electric Capital Corporation (“GE Capital”) as discussed in Note 10.

There were no material realized gains or losses on sales of available-for-sale securities in the six months ended June 30, 2011 and 2010. At June 30, 2011 $5.0 million of the Company’s restricted securities had a maturity date within three months and $319,000 of restricted securities had a maturity date of between three months and one year. As of December 31, 2010 $5.3 million of the Company’s restricted securities had a maturity date within three months.

4.  Cardiogenesis Acquisition

Overview

On May 17, 2011 CryoLife completed its acquisition of all of the outstanding shares of Cardiogenesis Corporation (“Cardiogenesis”) for $0.457 per share or approximately $21.7 million. CryoLife used cash on hand to fund the transaction and will operate Cardiogenesis as a wholly owned subsidiary.

Cardiogenesis is a leading developer of surgical products used in the treatment of patients with refractory angina resulting from diffuse coronary artery disease. Cardiogenesis markets the Cardiogenesis Transmyocardial Revascularization (“TMR”) Holmium Laser System, which includes the holmium: YAG laser console and single use, fiber-optic handpieces, which are U.S. Food and Drug Administration (“FDA”) approved for performing a surgical procedure known as TMR, used for treating patients with angina that is not responsive to standard medications. Patients undergoing TMR treatment with Cardiogenesis products have been shown to have angina reduction, longer event-free survival, reduction in cardiac related hospitalizations, and increased exercise tolerance. Cardiogenesis has also developed the PHOENIX Handpiece Delivery System, which is intended to provide TMR with concurrent delivery of physician specified fluids. These fluids could include biologics, such as stem cells or growth factors.

Accounting for the Transaction

The Company has recorded a preliminary allocation of the $21.7 million purchase price to Cardiogenesis’ tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of May 17, 2011. Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired. The preliminary purchase price allocation is as follows (in thousands):

Balance Sheet May 17, 2011
Cash and cash equivalents	$650
Receivables	1,055
Inventory	852
Property and equipment	249
Intangible assets	11,900
Goodwill	4,442
Net deferred tax assets	4,674
Other assets	229
Liabilities assumed	(2,339)

Total purchase price	$21,712

The preliminary allocation of the purchase price to intangible assets is based on valuations performed to determine the fair value of such assets as of the acquisition date. The Company may adjust the amounts recorded as of June 30, 2011 to reflect any revised evaluations of the assets acquired or liabilities assumed.

CryoLife incurred approximately $2.0 million in transaction and integration costs related to the acquisition in the six months ended June 30, 2011.

Pro Forma Results

Cardiogenesis’ revenues of $1.2 million from the date of acquisition for the second quarter of 2011 are included in the Summary Consolidated Statement of Operations. Selected unaudited pro forma results of operations for the six months ended June 30, 2011 and 2010, assuming the Cardiogenesis acquisition had occurred as of January 1 of each respective year, are presented for comparative purposes below (in thousands, except per share amounts):

	Six Months Ended June 30,
	2011	2010

Total revenues	$63,900	$64,642
Net income	2,534	4,685

Pro forma income per common share—basic	$0.09	$0.17
Pro forma income per common share—diluted	$0.09	$0.16

Pro forma results for the six months ended June 30, 2011 include Cardiogenesis acquisition and integration related costs of approximately $2.0 million, on a pre-tax basis. Pro forma disclosures were calculated using a tax rate of approximately 36%.

5.  PerClot Agreements

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

The Distribution Agreement contains certain minimum purchase requirements and has a term of 15 years. CryoLife may begin manufacturing PerClot from plant starch modified by SMI under the terms of the License Agreement, which is anticipated to occur in late 2011 or in 2012. The License Agreement extends for an indefinite period. Following the start of manufacturing and U.S. regulatory approval, CryoLife may terminate the Distribution Agreement and sell PerClot pursuant to the License Agreement. CryoLife will pay royalties to SMI at stated rates on net revenues of products manufactured under the License Agreement. In addition to allowing CryoLife to manufacture PerClot, the License Agreement grants CryoLife a three-year option to purchase certain remaining related technology from SMI. The Company’s Distribution Agreement with SMI contains minimum purchase requirements for PerClot through the end of the contract term. Upon FDA approval, the Company may terminate such minimum purchase requirements.

As part of the transaction, CryoLife paid SMI $6.75 million in cash, which included $1.5 million in cash for prepaid royalties, and approximately 209,000 shares of restricted CryoLife common stock. CryoLife made an additional contingent payment of $250,000 in 2011 and will pay additional contingent amounts of up to $2.5 million to SMI if certain FDA regulatory and other commercial milestones are achieved.

Accounting for the Transaction

CryoLife accounted for the agreements discussed above as an asset acquisition. The initial consideration aggregated approximately $8.0 million, including: $6.75 million in cash, restricted common stock valued at approximately $1.0 million, and direct transaction costs. CryoLife recorded a non-current asset for the $1.5 million in prepaid royalties, a deferred tax asset of $145,000, and allocated the remaining consideration to the individual intangible assets acquired based on their relative fair values as determined by a valuation study. As a result, CryoLife recorded intangible assets of $327,000 for the PerClot trademark, $2.6 million for the PerClot distribution and manufacturing rights in certain international countries, and $3.5 million for the PerClot distribution and manufacturing rights in the U.S. and certain other countries which do not have current regulatory approvals. This $3.5 million was considered in-process research and development as it is dependent upon regulatory approvals which have not yet been obtained. Therefore, CryoLife expensed the $3.5 million as in-process research and development upon acquisition in the third quarter of 2010. The PerClot trademark acquired by the Company has an indefinite useful life; therefore, that asset will not be amortized, but will instead be subject to annual impairment testing. The $2.6 million intangible asset will be amortized over its useful life of 15 years. See additional disclosures in Note 8 below.

CryoLife expects to record future contingent payment amounts of up to $2.5 million initially as research and development expense or, after FDA approval or issuance of a patent, as acquired intangible assets. As of June 30, 2011 CryoLife recorded research and development expense of $250,000 for the contractual milestone payment due to SMI upon filing of the Investigational Device Exemption.

The common stock issued to SMI will be held by CryoLife until March 31, 2012, when the restricted provisions of the stock lapse.

6.  Medafor Matters

Overview

CryoLife began distributing HemoStase in 2008 for Medafor, Inc. (“Medafor”) under an Exclusive Distribution Agreement (“EDA”). In November 2009 and in 2010 the Company executed stock purchase agreements to purchase a total of approximately 2.4 million shares of common stock in Medafor for $4.9 million. The Company’s carrying value of this investment included the purchase price and adjustments to record certain of the stock purchase agreements’ embedded derivative liabilities at the fair market value on the purchase date, as discussed further below. As Medafor’s common stock is not actively traded on any public stock exchange, as Medafor is a non-reporting company for which financial information is not readily available, and as the Company does not exert significant influence over the operations of Medafor, the Company accounted for this investment using the cost method and recorded it as the long-term asset, investment in equity securities, on the Company’s Summary Consolidated Balance Sheets.

HemoStase Inventory

Based on Medafor’s final termination of the EDA in late September 2010, the Company performed a review of its HemoStase inventory to determine if the carrying value of the inventory had been impaired. At the time of the termination, CryoLife expected to continue to sell HemoStase for a six-month period following the final termination of the EDA. As a result, the Company determined that the carrying value of the HemoStase inventory was impaired and increased its cost of products by $1.6 million to write down related finished goods inventory in the third quarter of 2010. After the write-down as of September 30, 2010, the Company believed that the remaining $1.7 million of HemoStase inventory was recoverable over the six-month selling period following the termination of the EDA. The amount of this write-down reflected management’s estimate based on information available at that time. As of June 30, 2011 and December 31, 2010 the Company had zero and $559,000, respectively, in remaining value of HemoStase inventory on its Summary Consolidated Balance Sheets.

The Company was able to sell more HemoStase than it originally estimated and that had previously been written down; therefore, cost of products in the first six months of 2011 was favorably impacted by approximately $330,000.

Investment in Medafor Common Stock

During the quarter ended September 30, 2010, the Company reviewed available information to determine if factors indicated that a decrease in value of the investment in Medafor common stock had occurred. CryoLife determined that the available information, particularly Medafor’s termination of its largest distributor, indicated that the Company should evaluate its investment in Medafor common stock for impairment.

CryoLife used a market based approach for the valuation, including comparing Medafor to a variety of comparable publicly traded companies, recent merger targets, and company groups. CryoLife considered both qualitative and quantitative factors that could affect the valuation of Medafor’s common stock. Based on its analysis, the Company believed that its investment in Medafor was impaired and that this impairment was other than temporary. Therefore, in the third quarter of 2010 CryoLife recorded a non-operating expense, other than temporary investment impairment, of $3.6 million to write down its investment in Medafor common stock to $2.6 million. During the six months ended June 30, 2011, the Company reviewed available information and determined that no factors were present indicating that the Company should evaluate its investment in Medafor common stock for further impairment. The carrying value of the Company’s 2.4 million shares of Medafor common stock was $2.6 million or $1.09 per share as of June 30, 2011 and December 31, 2010.

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

During the quarter ended March 31, 2010 the Company’s estimate of the likelihood of a Triggering Event decreased significantly, largely due to the Company withdrawing its offer to purchase Medafor. As of June 30, 2011 and December 31, 2010 the Company believed that the likelihood of a Triggering Event was remote.

The value of the Medafor Derivative was zero as of both June 30, 2011 and December 31, 2010. The change in the value of derivative recorded on the Summary Consolidated Statements of Operations was zero and a gain of $385,000 for the three months ended June 30, 2011 and 2010, respectively, and zero and a gain of $1.2 million for the six months ended June 30, 2011 and 2010, respectively.

Legal Action

As previously reported, CryoLife filed a lawsuit against Medafor in 2009 in the U.S. District Court for the Northern District of Georgia (“Georgia Court”). In 2010 Medafor filed counterclaims against CryoLife, and CryoLife filed a motion to dismiss most of Medafor’s counterclaims. On July 8, 2011 the Georgia Court denied CryoLife’s motion to dismiss Medafor’s counterclaims, merging Medafor’s breach of implied duty of good faith and fair dealing claim into Medafor’s breach of contract claim. As previously reported, CryoLife and Medafor have both filed motions for partial summary judgment. CryoLife’s motion for partial summary judgment is based on its contention that Medafor’s termination of the EDA was wrongful, and Medafor’s motion for partial summary judgment is based on its contention that CryoLife currently owes Medafor approximately $1.3 million plus prejudgment interest for product Medafor shipped to CryoLife. On June 30, 2011 the Georgia Court directed both parties to notify the Georgia Court if they will reconsider their position on whether the Georgia Court should withhold ruling on the motions for partial summary judgment as the parties move through the discovery process. The Georgia Court has not set a date for a hearing on any of these motions.

On July 5, 2011 the Georgia Court appointed a Discovery Special Master to manage and supervise discovery in this case pursuant to a Joint Motion for Appointment of Special Master filed by the parties. The parties have exchanged some documents and responses to written discovery, and have subpoenaed documents from some non-parties. No depositions other than a single non-party deposition have been taken. The Georgia Court originally set an eight-month discovery period and in June extended the discovery period by approximately two months, stating that further extensions and scheduling will be reviewed and recommended by the Discovery Special Master. CryoLife expects discovery to continue for a significant period of time. CryoLife believes that the trial will not occur until 2012 or 2013.

On July 14, 2011, following CryoLife’s demand made on the Board of Directors of Medafor that it register its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Medafor filed a lawsuit against CryoLife in the U.S. District Court for the District of Minnesota (“Minnesota Court”). Medafor’s lawsuit requests that the Minnesota Court grant a declaratory judgment that Medafor’s reverse stock split on December 31, 2010 reduced the number of Medafor shareholders to below 500 and that, therefore, Medafor is not required to comply with the registration requirements of Section 12(g) of the Exchange Act (i.e., not required to register as a public company with the SEC). Medafor’s lawsuit also requests that the Minnesota Court award Medafor its costs and expenses in the lawsuit. CryoLife’s required response to the lawsuit is due August 5, 2011. CryoLife disputes Medafor’s position and will defend itself vigorously in this action. At this time CryoLife is unable to predict the outcome of this matter. The Company believes that the outcome of this matter will not have a material adverse effect on its financial position, result of operations, or cash flow. However, as this matter is ongoing, there is no assurance that this matter will be resolved in the Company’s favor.

7.  Inventories

Inventories are comprised of the following (in thousands):

	June 30, 2011	December 31, 2010

Raw materials	$4,333	$4,301
Work-in-process	310	349
Finished goods	1,577	1,779

Total inventories	$6,220	$6,429

8.  Goodwill and Other Intangible Assets

The Company’s intangible assets consist of goodwill, patents, trademarks, and other intangible assets, as discussed further below. These assets include goodwill, acquired technology, customer lists, and other intangible assets from the acquisition of Cardiogenesis, as discussed in Note 4 above, and PerClot distribution and manufacturing rights acquired from SMI as discussed in Note 5 above.

Indefinite Lived Intangible Assets

As of June 30, 2011 and December 31, 2010 the carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	June 30, 2011	December 31, 2010

Goodwill	$4,442	$--
Procurement contracts and agreements	2,013	2,013
Trademarks	799	790
Other	250	--

Based on its experience with similar agreements, the Company believes that its acquired contracts and procurement agreements have an indefinite useful life, as the Company expects to continue to renew these contracts for the foreseeable future. Accordingly, the Company’s indefinite lived intangible assets do not amortize, but are instead subject to periodic impairment testing.

Definite Lived Intangible Assets

The Company generally amortizes its definite lived intangible assets over their expected useful lives using the straight-line method. As of June 30, 2011 and December 31, 2010 gross carrying values, accumulated amortization, and approximate amortization periods of the Company’s definite lived intangible assets are as follows (in thousands):

June 30, 2011	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$9,230	$105	11 Years
Patents	5,820	2,684	17 Years
Distribution and manufacturing rights	2,559	128	15 Years
Customer lists	2,370	23	13 Years
Non-compete agreements	381	172	10 Years
Other	116	25	2-3 Years

December 31, 2010
Patents	$5,885	$2,603	17 Years
Distribution and manufacturing rights	2,559	43	15 Years
Non-compete agreements	381	152	10 Years
Customer lists	64	11	3 Years

Amortization Expense

The following is a summary of amortization expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Amortization expense	$306	$132	$481	$263

As of June 30, 2011 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2011	2012	2013	2014	2015	2016
Amortization expense	$873	$1,732	$1,628	$1,529	$1,502	$1,490

9.  Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generates deferred tax assets primarily as a result of write-downs of deferred preservation costs, inventory, and in-process research and development; accruals for tissue processing and product liability claims; asset impairments; and operating losses. The Company acquired significant deferred tax assets from its acquisition of Cardiogenesis in the second quarter of 2011 as discussed below.

As of June 30, 2011 the Company maintained a total of $2.3 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax asset of $19.5 million. As of December 31, 2010 the Company had a total of $1.8 million in valuation allowances against deferred tax assets and a net deferred tax asset of $15.3 million.

The increase in the Company’s net deferred tax assets is due to the acquisition of Cardiogenesis in the second quarter of 2011, as Cardiogenesis had significant deferred tax assets, primarily due to its net operating loss carryforwards. The Company believes that the realizability of its acquired net operating loss carryforwards will be limited in future periods due to a change in control of its subsidiary Cardiogenesis, as mandated by Section 382 of the Internal Revenue Code of 1986, as amended. The Company believes that its acquisition of Cardiogenesis constitutes a change in control. The deferred tax assets recorded on the Company’s Summary Consolidated Balance Sheets do not include amounts that it expects will not be realizable due to this change in control. A portion of the acquired net operating loss carryforwards are related to state income taxes and can only be used by the Company’s subsidiary Cardiogenesis. Due to Cardiogenesis’ history of losses when operated as a stand-alone company, management believes it is more likely than not that these deferred tax assets will not be realized. Therefore, the Company recorded a valuation allowance against these state net operating loss carryforwards. See also Note 4 for a further discussion of the Company’s acquisition of Cardiogenesis.

The Company’s effective income tax rate was approximately 52% and 45% for the three and six months ended June 30, 2011, respectively, as compared to 42% for both the three and six months ended June 30, 2010. The significant increase in the Company’s effective income tax rate for the three and six months ended June 30, 2011 was due to the unfavorable tax treatment of certain acquisition related expenses, which the Company incurred related to its acquisition of Cardiogenesis.

The Company’s tax years 2007 through 2010 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. However, certain returns from years prior to 2007, in which net operating losses and tax credits have arisen, are still open for examination by the tax authorities.

10.  Debt

GE Credit Agreement

On March 26, 2008 CryoLife entered into a credit agreement with GE Capital as lender (the “GE Credit Agreement”). The GE Credit Agreement provides for a revolving credit facility in an aggregate amount not to exceed the initial commitment of $15.0 million (including a letter of credit subfacility). The initial commitment may be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. In the second quarter of 2009, as requested by the German courts, the Company obtained a letter of credit relating to the Company’s patent infringement legal proceeding against Tenaxis, Inc. in Germany, which reduced the aggregate borrowing capacity to $14.8 million. The letter of credit had a one-year initial term and automatically renews for additional one-year periods. On March 2, 2011 the Company amended the GE Credit Agreement to extend the term of the credit facility from March 27, 2011 to June 30, 2011. On June 30, 2011 the Company amended the GE Credit Agreement to further extend the term of the credit facility from June 30, 2011 to August 31, 2011.

The GE Credit Agreement places limitations on the amount that the Company may borrow and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio, (ii) maintain a minimum adjusted earnings subject to defined adjustments as of specified dates, and (iii) not make or commit capital expenditures in excess of a defined limitation. Further, beginning April 15, 2008 as required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. These amounts are recorded as restricted securities as of June 30, 2011 and December 31, 2010 on the Company’s Summary Consolidated Balance Sheets, as they are restricted for the term of the GE Credit Agreement. Also, the GE Credit Agreement requires that after giving effect to a stock repurchase the Company maintain liquidity, as defined within the agreement, of at least $20.0 million. The GE Credit Agreement includes customary conditions on incurring new indebtedness and prohibits payments of cash dividends on the Company’s common stock. There is no restriction on the payment of stock dividends. Commitment fees are paid based on the unused portion of the facility. As of June 30, 2011 the Company was in compliance with the covenants of the GE Credit Agreement.

Amounts borrowed under the GE Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest at LIBOR, with a minimum rate of 3%, or GE Capital’s base rate, with a minimum rate of 4% each, plus the applicable margin. As of June 30, 2011 and December 31, 2010 the outstanding balance of the GE Credit Agreement was zero, the aggregate interest rate was 6.25%, and the remaining availability was $14.8 million.

Other

Total interest expense was $37,000 and $65,000 for the three months ended June 30, 2011 and 2010, respectively, and $67,000 and $116,000 for the six months ended June 30, 2011 and 2010, respectively, which included interest on debt, capital leases, and uncertain tax positions.

11.  Commitments and Contingencies

Liability Claims

At June 30, 2011 and December 31, 2010 the short-term and long-term portions of the estimated unreported loss liability and any related recoverable insurance amounts are as follows (in thousands):

	June 30, 2011	December 31, 2010

Short-term liability	$1,189	$1,310
Long-term liability	1,040	1,310

Total liability	2,229	2,620

Short-term recoverable	370	500
Long-term recoverable	360	550

Total recoverable	730	1,050

Total net unreported loss liability	$1,499	$1,570

Further analysis indicated that the liability as of June 30, 2011 could be estimated to be as high as $4.2 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer (“CEO”) that confers benefits which become payable upon a change in control or upon certain termination events. As of both June 30, 2011 and December 31, 2010 the Company has recorded $2.1 million in accrued expenses and other current liabilities on the Summary Consolidated Balance Sheets representing benefits payable upon the CEO’s voluntary retirement.

12.  Common Stock Repurchase

On June 1, 2010 the Company announced that its Board of Directors authorized the purchase of up to $15.0 million of its common stock over the course of the following two years. The purchase of shares may be made from time to time in the open market or through privately negotiated transactions on such terms as management deems appropriate and will be dependent upon various factors, including: price, regulatory requirements, and other market conditions. For the six months ended June 30, 2011 the Company purchased approximately 280,000 shares of its common stock for an aggregate purchase price of $1.5 million. For the twelve months ended December 31, 2010 the Company purchased approximately 1.0 million shares of its common stock for an aggregate purchase price of $5.8 million. These shares were accounted for as part of treasury stock, carried at cost, and reflected as a reduction of shareholders’ equity on the Company’s Summary Consolidated Balance Sheets.

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

Equity Grants

The Compensation Committee of the Company’s Board of Directors authorized awards of stock from approved stock incentive plans to non-employee Directors and certain Company officers totaling 360,000 and 215,000 shares of common stock during the six months ended June 30, 2011 and 2010, respectively, which had an aggregate market value of $1.9 million and $1.3 million, respectively.

The Compensation Committee of the Company’s Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company officers and employees totaling 599,000 and 427,000 shares during the six months ended June 30, 2011 and 2010, respectively, with exercise prices equal to the stock prices on the respective grant dates.

Employees purchased common stock totaling 33,000 and 26,000 shares in the six months ended June 30, 2011 and 2010, respectively, through the Company’s ESPP.

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

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	4.00 Years	.50 Years	4.00 Years	.50 Years
Expected stock price volatility	.650	.434	.650	.434
Risk-free interest rate	1.35%	0.19%	1.25%	0.19%

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	.25 Years	3.75 Years	.25 Years
Expected stock price volatility	N/A	.535	.650	.455
Risk-free interest rate	N/A	0.16%	1.29%	0.11%

The following table summarizes stock compensation expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

RSA and RSU expense	$328	$279	$669	$552
Stock option and ESPP option expense	398	533	882	1,040

Total stock compensation expense	$726	$812	$1,551	$1,592

Included in the total stock compensation expense were expenses related to RSAs, RSUs, and stock options issued in the current year as well as those issued in prior years that continue to vest during the period, and compensation related to the Company’s ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to inventory and deferred preservation costs. The Company capitalized $55,000 and $78,000 in the three months ended June 30, 2011 and 2010, respectively, and $107,000 and $137,000 in the six months ended June 30, 2011 and 2010, respectively, of the stock compensation expense into its deferred preservation costs and inventory costs.

As of June 30, 2011 the Company had a total of $2.7 million, $2.4 million, and $290,000 in unrecognized compensation costs related to unvested stock options, RSAs, and RSUs, respectively, before considering the effect of expected forfeitures. As of June 30, 2011 this expense is expected to be recognized over a weighted-average period of 2.0 years for stock options, 1.9 years for RSAs, and 2.4 years for RSUs.

14.  Comprehensive Income

The following is a summary of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$1,820	$2,926	$3,486	$4,860
Change in cumulative translation adjustment	(6)	11	10	7

Comprehensive income	$1,814	$2,937	$3,496	$4,867

The tax effect on the cumulative translation adjustment is zero for each period presented. The accumulated other comprehensive loss of $22,000 and $32,000 as of June 30, 2011 and December 31, 2010, respectively, consisted solely of currency translation adjustments.

15.  Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic income per common share
Net income	$1,820	$2,926	$3,486	$4,860

Basic weighted-average common shares outstanding	27,385	28,246	27,385	28,240

Basic income per common share	$0.07	$0.10	$0.13	$0.17

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Diluted income per common share
Net income	$1,820	$2,926	$3,486	$4,860

Basic weighted-average common shares outstanding	27,385	28,246	27,385	28,240
Effect of dilutive stock options [a]	143	101	136	129
Effect of dilutive RSAs and RSUs	217	136	208	144

Diluted weighted-average common shares outstanding	27,745	28,483	27,729	28,513

Diluted income per common share	$0.07	$0.10	$0.13	$0.17

[a]

The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares, because the inclusion of these stock options would be antidilutive to income per common share. Accordingly, stock options to purchase 1.9 million and 1.6 million shares for the three months ended June 30, 2011 and 2010, respectively, and 1.9 million and 1.4 million for the six months ended June 30, 2011 and 2010, respectively, were excluded from the calculation of diluted weighted-average common shares outstanding.

16.  Segment Information

The Company has two reportable segments organized according to its services and products: Preservation Services and Medical Devices. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. The Medical Devices segment includes external revenues from product sales of BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), PerClot, HemoStase, and revascularization technology, as well as sales of other medical devices. There are no intersegment revenues.

The primary measure of segment performance, as viewed by the Company’s management, is segment gross margin, or net external revenues less cost of preservation services and products. The Company does not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below. The following table summarizes revenues, cost of services and products, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Preservation services	$14,688	$15,005	$30,362	$30,588
Medical devices	14,580	14,146	29,009	28,101
Other [a]	111	112	204	291

Total revenues	29,379	29,263	59,575	58,980

Cost of preservation services and products:
Preservation services	8,164	9,013	17,360	18,411
Medical devices	2,162	2,481	4,658	5,008

Total cost of preservation services and products	10,326	11,494	22,018	23,419

Gross margin:
Preservation services	6,524	5,992	13,002	12,177
Medical devices	12,418	11,665	24,351	23,093
Other [a]	111	112	204	291

Total gross margin	$19,053	$17,769	$37,557	$35,561

The following table summarizes net revenues by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Preservation services:
Cardiac tissue	$6,691	$6,861	$13,225	$13,764
Vascular tissue	7,997	8,144	17,137	16,824

Total preservation services	14,688	15,005	30,362	30,588

Products:
BioGlue and BioFoam	12,772	12,261	24,746	24,173
PerClot	631	--	1,291	--
HemoStase	--	1,893	1,795	3,998
Revascularization technology	1,177	--	1,177	--
Other medical devices	--	(8)	--	(70)

Total products	14,580	14,146	29,009	28,101

Other [a]	111	112	204	291

Total revenues	$29,379	$29,263	$59,575	$58,980

[a]	For the three and six months ended June 30, 2011 and 2010, the “Other” designation includes grant revenue.

17.  Equity Investment in ValveXchange, Inc.

In July 2011 CryoLife announced a $3.5 million equity investment in ValveXchange, Inc. (“ValveXchange”). ValveXchange is a private medical device company that was spun off from Cleveland Clinic to develop a lifetime heart valve replacement technology platform featuring exchangeable bioprosthetic leaflets. Under the agreement, CryoLife will receive an approximate 19% initial equity ownership in ValveXchange and the right of first refusal to acquire ValveXchange during a period that extends through the completion of initial commercialization milestones, and the right to negotiate with ValveXchange for European distribution rights. Further, CryoLife will make available up to $2.0 million to ValveXchange in additional debt financing through a revolving credit facility.

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated January 19, 1984 in Florida, preserves and distributes human tissues and develops, manufactures, and commercializes medical devices for cardiac and vascular transplant applications. The human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch tissue (“CryoPatch SG”), both processed using CryoLife’s proprietary SynerGraft® technology. CryoLife’s surgical sealants and hemostats include BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), and PerClot®, an absorbable powder hemostat, which the Company distributes for Starch Medical, Inc. (“SMI”) in the European Community and other select international markets. CryoLife, through its subsidiary Cardiogenesis Corporation (“Cardiogenesis”), specializes in the treatment of cardiovascular disease using a laser console system and single-use, fiber-optic handpieces that are used to treat severe angina.

During the second quarter of 2011, CryoLife completed its acquisition of all of the outstanding shares of Cardiogenesis, which generated $1.2 million in revenues during its first one and a half months of operation as a wholly owned subsidiary of CryoLife. Cardiogenesis is a leading developer of surgical products used in the treatment of patients with refractory angina resulting from diffuse coronary artery disease. Cardiogenesis and CryoLife products are both targeted toward cardiovascular surgeons, and this acquisition represents a significant addition to CryoLife’s cardiac surgery portfolio. This transaction is described in more detail in “Recent Events” below.

Also during the second quarter of 2011, CryoLife launched its distribution of BioGlue into Japan through its distribution partner Century Medical, Inc. Revenues from BioGlue in Japan exceeded $500,000 during the quarter.

For the second quarter ended June 30, 2011, CryoLife reported its highest revenues ever in a second quarter and in the first six months of a year, with revenues of $29.4 million and $59.6 million, respectively. However, the Company’s operating expenses and earnings were negatively impacted by costs and tax expense associated with its acquisition of Cardiogenesis. See the “Results of Operations” section below for additional analysis of the results of operations for the three and six months ended June 30, 2011.

Recent Events

Acquisition of Cardiogenesis

On May 17, 2011 CryoLife completed its acquisition of all of the outstanding shares of Cardiogenesis for $0.457 per share or approximately $21.7 million. CryoLife used cash on hand to fund the transaction and will operate Cardiogenesis as a wholly owned subsidiary.

Cardiogenesis is a leading developer of surgical products used in the treatment of patients with refractory angina resulting from diffuse coronary artery disease. Cardiogenesis markets the Cardiogenesis Transmyocardial Revascularization (“TMR”) Holmium Laser System, which includes the holmium: YAG laser console and single-use, fiber-optic handpieces, which are U.S. Food and Drug Administration (“FDA”) approved for performing a surgical procedure known as TMR, used for treating patients with angina that is not responsive to standard medications. Patients undergoing TMR treatment with Cardiogenesis products have been shown to have angina reduction, longer event-free survival, reduction in cardiac related hospitalizations, and increased exercise tolerance. Cardiogenesis has also developed the PHOENIX Handpiece Delivery System, which is intended to provide TMR with concurrent delivery of physician specified fluids. These fluids could include biologics, such as stem cells or growth factors.

As a result of the acquisition, CryoLife recorded net assets of Cardiogenesis totaling $21.7 million, including: amounts allocated to acquired intangible assets of $11.9 million, goodwill of $4.4 million, and net deferred tax assets of $4.7 million. CryoLife incurred approximately $2.0 million in transaction and integration costs related to the acquisition in the six months ended June 30, 2011. CryoLife reported revascularization technology revenues of $1.2 million in the second quarter of 2011 related to its acquired Cardiogenesis business.

ValveXchange

In July 2011 CryoLife announced a $3.5 million equity investment in ValveXchange, Inc. (“ValveXchange”). ValveXchange is a private medical device company that was spun off from Cleveland Clinic to develop a lifetime heart valve replacement technology platform featuring exchangeable bioprosthetic leaflets. Under the agreement, CryoLife will receive an approximate 19% initial equity ownership in ValveXchange and the right of first refusal to acquire ValveXchange during a period that extends through the completion of initial commercialization milestones, and the right to negotiate with ValveXchange for European distribution rights. Further, CryoLife will make available up to $2.0 million to ValveXchange in additional debt financing through a revolving credit facility.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2010. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. Due to the acquisition of Cardiogenesis in the second quarter of 2011, the Company believes one new Critical Accounting Policy change was needed in the quarter ended June 30, 2011. The Company did not experience any significant changes during the quarter ended June 30, 2011 in any of its other Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2010.

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

Assessing the recoverability of deferred tax assets involves a high degree of judgment and complexity. Estimates and judgments used in the determination of the need for a valuation allowance and in calculating the amount of a needed valuation allowance include but are not limited to the following:

•	Projected future operating results,
•	Anticipated future state tax apportionment,
•	Timing and amounts of anticipated future taxable income,
•	Timing of the anticipated reversal of book/tax temporary differences,
•	Evaluation of statutory limits regarding usage of certain tax assets, and
•	Evaluation of the statutory periods over which certain tax assets can be utilized.

Significant changes in the factors above, or other factors, could materially adversely impact the Company’s ability to use its deferred tax assets. Such changes could have a material adverse impact on the Company’s operations, financial condition, and cash flows. The Company will continue to assess the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its prior determination of the recoverability of its deferred tax assets.

The Company believes that the realizability of its deferred tax assets will be limited in future periods due to a change in control of its subsidiary Cardiogenesis, as mandated by Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the Company’s acquisition of Cardiogenesis in the second quarter of 2011. The deferred tax assets recorded on the Company’s Summary Consolidated Balance Sheets do not include amounts that it expects will not be realizable due to this change in control.

The Company’s tax years 2007 through 2010 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. However, certain returns from years prior to 2007, in which net operating losses and tax credits have arisen, are still open for examination by the tax authorities.

New Accounting Pronouncements

There were no new accounting pronouncements relevant to the Company that management anticipates implementing during the year ending December 31, 2011.

Results of Operations

(Tables in thousands)

Revenues

			Revenues as a Percentage of
	Revenues for the Three Months Ended June 30,		Total Revenues for the Three Months Ended June 30,
	2011	2010	2011	2010

Preservation services:
Cardiac tissue	$6,691	$6,861	23%	23%
Vascular tissue	7,997	8,144	27%	28%

Total preservation services	14,688	15,005	50%	51%

Products:
BioGlue and BioFoam	12,772	12,261	44%	42%
PerClot	631	--	2%	--%
HemoStase	--	1,893	--%	7%
Revascularization technology	1,177	--	4%	--%
Other medical devices	--	(8)	--%	--%

Total products	14,580	14,146	50%	49%

Other	111	112	--%	--%

Total	$29,379	$29,263	100%	100%

	Revenues for the Six Months Ended June 30,		Revenues as a Percentage of Total Revenues for the Six Months Ended June 30,
	2011	2010	2011	2010

Preservation services:
Cardiac tissue	$13,225	$13,764	22%	23%
Vascular tissue	17,137	16,824	29%	29%

Total preservation services	30,362	30,588	51%	52%

Products:
BioGlue and BioFoam	24,746	24,173	42%	41%
PerClot	1,291	--	2%	--%
HemoStase	1,795	3,998	3%	7%
Revascularization technology	1,177	--	2%	--%
Other medical devices	--	(70)	--%	--%

Total products	29,009	28,101	49%	48%

Other	204	291	--%	--%

Total	$59,575	$58,980	100%	100%

Preservation Services

Preservation service revenues decreased 2% for the three months and 1% for the six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. A detailed discussion of the changes in tissue preservation service revenues for both cardiac and vascular tissues is presented below.

Cardiac Preservation Services

Revenues from cardiac preservation services (consisting of revenues from the distribution of heart valves and cardiac patch tissues) decreased 2% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to unfavorable tissue mix, which decreased revenues by 3%, partially offset by an increase in average service fees, which increased revenues by 1%.

Revenues from cardiac preservation services decreased 4% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to unfavorable tissue mix.

The reduction in revenues from the unfavorable cardiac tissue mix was due to a decrease in volume of cardiac valve shipments; however, this revenue reduction was only partially offset by increases in volume of lower fee cardiac patch tissues. The decrease in volume of cardiac valve shipments was due to decreases in traditionally processed pulmonary and aortic valves, partially offset by an increase in shipments of CryoValve SGPV. This resulted in a decrease in revenues despite a 2% increase in cardiac valve and patch shipments for the three months ended June 30, 2011 and a less than 1% decrease in shipments for the six months ended June 30, 2011. The Company believes that the decrease in unit shipments of cardiac valves was primarily due to increasing pressure from lower cost competitive products and to continuing cost containment practices at certain hospitals.

Revenues from SynerGraft processed tissues, including the CryoValve SGPV and CryoPatch SG, accounted for 36% of total cardiac preservation services revenues for both the three and six months ended June 30, 2011 and 31% and 30% of total cardiac preservation services revenues for the three and six months ended June 30, 2010, respectively. Domestic revenues accounted for 92% and 91% of total cardiac preservation services revenues for the three and six months ended June 30, 2011, respectively, and 93% total cardiac preservation services revenues for both the three and six months ended June 30, 2010.

Vascular Preservation Services

Revenues from vascular preservation services decreased 2% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to a 1% decrease in unit shipments of vascular tissues, which decreased revenues by 3%, partially offset by an increase in average service fees, which increased revenues by 1%.

Revenues from vascular preservation services increased 2% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, due to an increase in average service fees, which increased revenues by 1%, and a 1% increase in unit shipments of vascular tissues.

Products

Revenues from products increased 3% for both the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. These increases were primarily due to revenues from revascularization technology as a result of the Company’s acquisition of Cardiogenesis in the second quarter of 2011 and due to an increase in PerClot and BioGlue revenues, partially offset by a decrease in HemoStase revenues. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; PerClot and HemoStase; and revascularization technology is presented below.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 4% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase was primarily due to the favorable impact of foreign exchange rates, which increased revenues by 2%, an increase in average selling prices, which increased revenues by 1%, and a 3% increase in the volume of milliliters sold, which increased revenues by 1%.

Revenues from the sale of BioGlue and BioFoam increased 2% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase was primarily due to the favorable impact of foreign exchange rates, which increased revenues by 1%, and an increase in average selling prices, which increased revenues by 1%.

The impact of foreign exchange rates was due to changes in the exchange rates between the U.S. Dollar and both the British Pound and the Euro in both the three and six months ended June 30, 2011 as compared to the respective periods in 2010. The Company’s sales of BioGlue and BioFoam through its direct sales force to United Kingdom hospitals are denominated in British Pounds, and its sales to German hospitals and certain distributors are denominated in Euros.

The increase in sales volume for BioGlue and BioFoam for the three and six months ended June 30, 2011 was primarily due to an increase in shipments of BioGlue in certain international markets, primarily Japan and Latin America, largely offset by volume decreases in the Company’s more mature European and domestic markets. The Company began shipping BioGlue to Japan in late April 2011, as BioGlue was recently approved in Japan for use in the repair of aortic dissections. Shipments to Japan in the second quarter of 2011 were $518,000.

Management believes that the decrease in BioGlue shipments in the European and domestic markets is a result of various factors, including: the U.S. market introduction of sealant products with approved indications for use in clinical applications in which BioGlue has been used off label previously; poor economic conditions and their constraining effect on hospital budgets; the resulting attempts by hospitals to control costs by reducing spending on consumable items such as BioGlue; and the efforts of some large competitors in imposing and enforcing contract purchasing requirements for competing non-CryoLife products.

The increase in average selling prices for the three and six months ended June 30, 2011 was primarily due to list price increases on certain BioGlue products that went into effect during 2010 and 2011 and the negotiation of pricing contracts with certain customers.

Sales of BioGlue and BioFoam for the three and six months ended June 30, 2011 included international sales of BioFoam following receipt of the CE Mark approval during the third quarter of 2009. BioFoam sales accounted for less than 1% of total BioGlue and BioFoam sales for the three and six months ended June 30, 2011. Domestic revenues accounted for 62% and 65% of total BioGlue revenues for the three and six months ended June 30, 2011, respectively, and 68% and 69% of total BioGlue revenues for the three and six months ended June 30, 2010, respectively.

BioGlue is a mature product that has experienced increasing competitive pressures. Management believes that as economic conditions begin to improve, BioGlue revenues in future periods will be impacted by price increases and smaller volume increases in international markets. The Company expects BioGlue sales in domestic markets to be impacted by a decrease in usage of BioGlue in off-label surgical procedures, due to increasing competitive pressures.

PerClot and HemoStase

Revenues from the sale of hemostats, consisting of PerClot and HemoStase, decreased 67% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This decrease was primarily due to a 54% decrease in the volume of grams sold, which decreased revenues by 67%.

Revenues from the sale of PerClot and HemoStase decreased 23% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This decrease was primarily due to a 4% decrease in the volume of grams sold, which decreased revenues by 14%, and a decrease in average selling prices, which decreased revenues by 9%.

The decrease in sales volume for the three and six months ended June 30, 2011 was primarily due to the Company’s planned discontinuation of sales of HemoStase in late March 2011. Revenues from the sale of PerClot, which the Company began distributing in international markets in the third quarter of 2010, did not fully offset the decline in sales of HemoStase. This decrease was anticipated because PerClot is only approved for sale in certain international markets compared to HemoStase, which the Company was previously able to distribute in both domestic and international markets. The Company anticipates this loss of domestic hemostat sales to result in a decrease in total hemostat sales for the remainder of 2011 when compared to the corresponding 2010 periods.

The decrease in average selling prices for the six months ended June 30, 2011 was primarily due to discounting of HemoStase inventory in an attempt to sell off the Company’s remaining inventory balances in the first quarter of 2011.

International hemostat revenues increased 55% for the three months ended June 30, 2011 and 70% for the six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. This increase is primarily due to an increase in international sales of PerClot in the 2011 periods over the international sales of HemoStase in the corresponding 2010 periods.

The Company expects that revenues from the distribution of PerClot will increase in 2011 as the Company transitions its international customers to PerClot and expands distribution into additional international territories. The Company will not be able to sell PerClot in the U.S. in future years until FDA approval is granted. On March 31, 2011 CryoLife filed an Investigational Device Exemption (“IDE”) with the FDA seeking approval to begin clinical trials for the purpose of obtaining Premarket Approval to distribute PerClot in the U.S. On April 29, 2011 the FDA disapproved CryoLife’s IDE filing with numerous comments and questions. CryoLife is currently addressing those comments and questions and anticipates refiling its IDE for PerClot in the third quarter of 2011.

See also “Cost of Products” below, Part II, Item 1, “Legal Proceedings,” and Part II, Item 1A, “Risk Factors.”

Revascularization Technology

Revenues from revascularization technology for the three and six months ended June 30, 2011 were a result of the Company’s acquisition of Cardiogenesis in the second quarter of 2011. Revascularization technology includes revenues related to the sale of laser consoles, handpieces, and related products. Revascularization technology revenues for the three and six months ended June 30, 2011 consisted primarily of handpiece sales.

The Company expects that revenues from revascularization technology will have a favorable impact on revenues for the remainder of 2011, as revenues in the first half of 2011 consisted only of revenues subsequent to the Company’s acquisition of Cardiogenesis in mid-May 2011. See also Part II, Item 1A, “Risk Factors.”

Other Revenues

Other revenues for the three and six months ended June 30, 2011 and 2010 included revenues related to funding allocated from U.S. Congress Defense Appropriations Conference Reports in 2005 through 2008, collectively the (“DOD Grants”). As of June 30, 2011 CryoLife has been awarded and has received a total of $5.4 million for the development of protein hydrogel technology, which the Company is currently developing for use in organ sealing. At June 30, 2011 CryoLife had $1.9 million of deferred income on the Company’s Summary Consolidated Balance Sheet from the DOD Grants, of which $1.5 million remains in unspent cash advances recorded as cash and cash equivalents.

Cost of Preservation Services and Products

Cost of Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cost of preservation services	$8,164	$9,013	$17,360	$18,411
Cost of preservation services as a percentage of preservation service revenues	56%	60%	57%	60%

Cost of preservation services decreased 9% for the three months and 6% for the six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

The decrease in cost of preservation services and the decrease in cost of preservation services as a percentage of preservation services revenues in the three and six months ended June 30, 2011 were primarily due to a decrease in the per unit cost of processing tissues. The decrease in the per unit cost of processing tissues in 2011 was largely a result of increased processing and packaging throughput.

Cost of Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cost of products	$2,162	$2,481	$4,658	$5,008
Cost of products as a percentage of product revenues	15%	18%	16%	18%

Cost of products decreased 13% for the three months and 7% for the six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. Cost of products in 2011 includes costs related to BioGlue, BioFoam, PerClot, and revascularization technology distributed by CryoLife’s subsidiary Cardiogenesis, and includes HemoStase for the year to date period. Cost of products in 2010 includes costs related to BioGlue, BioFoam, and HemoStase.

The decrease in cost of products in the three and six months ended June 30, 2011 was primarily due to a decrease in shipments of HemoStase, partially offset by increased costs due to shipments of PerClot, which the Company began distributing in the third quarter of 2010, and shipments of revascularization technology handpieces, which the Company began distributing in the second quarter of 2011 through Cardiogenesis.

The decrease in cost of products as a percentage of product revenues for the three and six months ended June 30, 2011 was primarily due to decreased revenues from HemoStase, partially offset by increased revenues from PerClot, as both of these products have higher costs as a percentage of revenue than BioGlue and handpieces. The decrease in cost of products as a percentage of product revenues in the six months ended June 30, 2011 was also impacted by the favorable effect of sales of HemoStase inventory that had previously been written down, partially offset by discounts on sales of HemoStase that the Company offered in the first quarter of 2011.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

General, administrative, and marketing expenses	$13,659	$11,670	$27,950	$25,487
General, administrative, and marketing expenses as a percentage of total revenues	46%	40%	47%	43%

General, administrative, and marketing expenses increased 17% for the three months and 10% for the six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively.

The increase in general, administrative, and marketing expenses for the three and six months ended June 30, 2011 was primarily due to expenses for business development activities, including transaction and integration expenses related to the Company’s acquisition of Cardiogenesis in the second quarter of 2011. The Company’s business development expenses were $1.4 million and $172,000 for the three months ended June 30, 2011 and 2010, respectively, and $2.6 million and $553,000 for the six months ended June 30, 2011 and 2010, respectively. The expenses in the 2011 periods were primarily due to legal, professional, and regulatory fees associated with the acquisition and integration of Cardiogenesis operations. Additionally, during the three and six months ended June 30, 2011, the Company incurred expenses related to personnel and operations of Cardiogenesis.

The Company’s general, administrative, and marketing expenses included $598,000 and $654,000 for the three months ended June 30, 2011 and 2010, respectively, and $1.3 million for both the six months ended June 30, 2011 and 2010, respectively, related to the grant of stock options, restricted stock awards, and restricted stock units.

The Company expects that its business development activities and the expenses associated with lawsuits, including lawsuits with Medafor, will continue to have a material impact on the Company’s general, administrative, and marketing expenses during 2011. The Company does not anticipate that it will incur significant additional acquisition related expenses in the remainder of 2011 related to the acquisition of Cardiogenesis. The Company may incur additional acquisition related expenses from any future acquisition or other strategic transaction.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Research and development expenses	$1,643	$1,240	$3,409	$2,532
Research and development expenses as a percentage of total revenues	6%	4%	6%	4%

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

Other Income and Expenses

Interest expense was $37,000 and $67,000 for the three and six months ended June 30, 2011, respectively, and $65,000 and $116,000 for the three and six months ended June 30, 2010, respectively. Interest expense for the three and six months ended June 30, 2011 and 2010 included interest incurred related to the Company’s debt, capital leases, and interest related to uncertain tax positions.

Interest income was $3,000 and $12,000 for the three and six months ended June 30, 2011, respectively, and $6,000 and $10,000 for the three and six months ended June 30, 2010, respectively. Interest income for the three and six months ended June 30, 2011 and 2010 was primarily due to interest earned on the Company’s cash and investments.

The gain on valuation of derivative was zero for both the three and six months ended June 30, 2011, respectively, and $385,000 and $1.2 million for the three and six months ended June 30, 2010, respectively. The gain on valuation of derivative in the 2010 periods was due to the decrease in the value of embedded derivatives related to Medafor common stock previously purchased by the Company.

Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Income before income taxes	$3,779	$5,074	$6,314	$8,407
Income tax expense	1,959	2,148	2,828	3,547

Net income	$1,820	$2,926	$3,486	$4,860

Diluted income per common share	$0.07	$0.10	$0.13	$0.17

Diluted weighted average common shares outstanding	27,745	28,483	27,729	28,513

Income before income taxes decreased 26% for the three months and 25% for the six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively. Income before income taxes for the three and six months ended June 30, 2011 was primarily impacted by costs related to the acquisition of Cardiogenesis in the second quarter of 2011 and an increase in other costs and expenses as discussed above.

The Company’s effective income tax rate was approximately 52% and 45% for the three and six months ended June 30, 2011, respectively, as compared to 42% for both the three and six months ended June 30, 2010. The significant increase in the Company’s effective income tax rate for the three and six months ended June 30, 2011 was due to the unfavorable tax treatment of certain acquisition related expenses, which the Company incurred related to its acquisition of Cardiogenesis.

Net income and diluted income per common share for the three and six months ended June 30, 2011 decreased compared to the corresponding periods in 2010 due to the decrease in income before income taxes and the increase in income tax expense as discussed above.

The Company expects that its effective income tax rate will decrease in the second half of 2011 compared to the rate experienced in the second quarter of 2011, unless the Company completes another significant acquisition in 2011. The Company does not anticipate incurring significant additional acquisition costs for Cardiogenesis that are not deductible on the Company’s federal and state income tax returns.

Basic and diluted income per common share could be impacted in future periods unfavorably by the issuance of additional shares of common stock and favorably by the Company’s repurchase of its common stock. Stock repurchases are impacted by many factors, including: stock price, available funds, and competing demands for such funds, and as a result, may be suspended or discontinued at any time.

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

The Company is uncertain whether the demand for PerClot will be seasonal. As PerClot is in a growth phase generally associated with a recently introduced product that has not fully penetrated the marketplace, the nature of any seasonal trends in PerClot sales may be obscured.

The Company is uncertain whether the demand for revascularization technology will be seasonal.

Liquidity and Capital Resources

Net Working Capital

At June 30, 2011 net working capital (current assets of $87.6 million less current liabilities of $19.9 million) was $67.7 million, with a current ratio (current assets divided by current liabilities) of 4 to 1, compared to net working capital of $82.2 million and a current ratio of 5 to 1 at December 31, 2010.

Overall Liquidity and Capital Resources

The Company’s largest cash requirement for the six months ended June 30, 2011 was the acquisition of all of the outstanding common stock of Cardiogenesis and related transaction costs. On May 17, 2011 CryoLife completed its acquisition of all of the outstanding shares of Cardiogenesis for $0.457 per share or approximately $21.7 million. CryoLife used cash on hand to fund the transaction and will operate Cardiogenesis as a wholly owned subsidiary. The Company’s other cash requirements included cash for general working capital needs, the payment of legal and professional fees, and repurchases of the Company’s common stock. Legal and professional fees during the three and six months ended June 30, 2011 included business development costs, primarily costs associated with the Company’s acquisition of Cardiogenesis, other business development activities, and costs associated with the Company’s litigation with Medafor. The Company funded its cash requirements primarily through its existing cash reserves and its operating activities, which generated cash during the period.

CryoLife entered into a credit facility with GE Capital in March of 2008, as amended (the “GE Credit Agreement”), which provides for up to $15.0 million in revolving credit for working capital, acquisitions, and other corporate purposes, of which $14.8 million was available for borrowing as of June 30, 2011. As of June 30, 2011 the outstanding balance under this agreement was zero. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. As a result, these funds will not be available to meet the Company’s liquidity needs during the term of the GE Credit Agreement and, as such, have been recorded in restricted securities on the Company’s Summary Consolidated Balance Sheets. Also, the GE Credit Agreement requires that after giving effect to a stock repurchase the Company maintain liquidity, as defined in the agreement, of at least $20.0 million. During the second quarter of 2011, the Company amended the GE Credit Agreement to extend the expiration date of the credit facility to August 31, 2011. CryoLife is currently reviewing its options regarding whether to enter into a new credit agreement or loan with GE Capital or another lender. CryoLife is also considering the possibility of expanding its line of credit capacity to provide liquidity for growth, including potential acquisitions; however, there is no guarantee that a new or extended line of credit can be obtained.

The Company’s cash equivalents include advance funding received under the DOD Grants for the continued development of protein hydrogel technology. As of June 30, 2011 $1.5 million of the Company’s cash equivalents were related to these DOD Grants, which must be used for the specified purposes.

In July 2011 CryoLife announced an equity investment in ValveXchange, a private medical device company that was spun off from Cleveland Clinic to develop a lifetime heart valve replacement technology platform featuring exchangeable bioprosthetic leaflets. As a result of this agreement, the Company made a cash payment of $3.5 million to ValveXchange in the third quarter of 2011. The Company may provide funding of up to $2.0 million in additional debt financing to ValveXchange through a revolving credit facility. The Company cannot currently anticipate if or when ValveXchange may draw funding from this credit facility.

The Company believes that its anticipated cash from operations and existing cash and cash equivalents will enable the Company to meet its current operational liquidity needs for at least the next twelve months. The Company’s future cash requirements may include cash to fund clinical trials, including the PerClot and Cardiogenesis clinical trials, to fund other business development activities, to purchase license agreements, for general working capital needs, to fund the Medafor litigation, to fund the ValveXchange revolving credit facility, to repurchase the Company’s common stock, and for other corporate purposes. The Company expects that these items will have a significant impact on its cash flows in the remainder of 2011. The Company expects to seek additional borrowing capacity to fund additional business development activities or other future cash requirements, and will be required to obtain such funding to finance any significant future business development activities. The Company acquired net operating loss carryforwards from its acquisition of Cardiogenesis that the Company believes will reduce required cash payments for federal income taxes by approximately $500,000 for the 2011 tax year.

Net Cash from Operating Activities

Net cash provided by operating activities was $7.9 million for the six months ended June 30, 2011 as compared to $10.0 million for the six months ended June 30, 2010. The Company uses the indirect method to prepare its cash flow statement and, accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items and for changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2011 these non-cash items included a favorable $2.2 million in depreciation and amortization expense and $1.4 million in non-cash stock based compensation.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2011 these changes included a favorable $3.1 million due to decreases in deferred preservation costs and inventory balances, partially offset by an unfavorable $1.4 million due to the timing differences between the recording of accounts payable, accrued expenses, and other current liabilities and the actual payment of cash and $1.0 million due to the timing difference between making cash payments and the expensing of assets, including prepaid insurance policy premiums.

Net Cash from Investing Activities

Net cash used in investing activities was $22.4 million for the six months ended June 30, 2011 as compared to $3.7 million for the six months ended June 30, 2010. The current year cash used was primarily due to the payment of $21.1 million for the acquisition of Cardiogenesis, net of cash acquired.

Net Cash from Financing Activities

Net cash used in financing activities was $1.2 million for the six months ended June 30, 2011 as compared to $303,000 for the six months ended June 30, 2010. The current year cash used was primarily due to $1.6 million in purchases of treasury stock, largely related to the Company’s publicly announced stock repurchase plan.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of June 30, 2011 are as follows (in thousands):

	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Operating leases	$27,455	$1,081	$2,605	$2,537	$2,522	$2,525	$16,185
Purchase commitments	10,144	1,820	2,643	3,554	2,127	--	--
Research obligations	4,342	815	1,384	589	1,181	373	--
PerClot contingent payments	2,000	--	500	--	1,500	--	--
Compensation payments	1,985	--	--	993	992	--	--

Total contractual obligations	$45,926	$3,716	$7,132	$7,673	$8,322	$2,898	$16,185

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space, leases on Company vehicles, and leases on a variety of office equipment.

The Company’s purchase commitments include minimum purchase requirements for PerClot related to the Company’s transaction with SMI. These minimum purchases are included through 2014, as the Company expects to receive FDA approval for PerClot no later than 2014. Upon FDA approval, the Company may terminate its minimum purchase requirements, which it expects to do. However, if the Company does not terminate this provision, it will have minimum purchase obligations of $1.75 million per year through the end of the contract term in 2025. The Company’s purchase commitments also include obligations from agreements with suppliers and contractual payments for licensing computer software and telecommunication services.

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

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a pending settlement agreement or other contractual obligation and (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $1.7 million, because the Company cannot make a reasonably reliable estimate of the amount and period of related future payments as no specific assessments have been made for specific litigation or by any taxing authorities.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2011 were $1.2 million compared to $827,000 for the six months ended June 30, 2010. Capital expenditures in the six months ended June 30, 2011 were primarily related to the routine purchases of tissue processing, manufacturing, computer, and office equipment; computer software; and renovations to the Company’s corporate headquarters needed to support the Company’s business.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	Beliefs regarding BioGlue revenues in future periods and the factors that may impact domestic and international BioGlue sales;

•	Expectations regarding revenues from PerClot and HemoStase and total hemostat sales for 2011;

•	Expectations regarding when CryoLife will commence manufacturing PerClot;

•	Expectations regarding revenues from revascularization technology and the resultant impact on CryoLife’s revenues for the remainder of 2011;

•	Expectations regarding transaction and integration expenses associated with the acquisition of Cardiogenesis;

•	Expectations regarding acquisition related expenses in the remainder of 2011;

•	Expectations regarding the Company’s effective income tax rate and the tax treatment of items related to acquisitions;

•	Anticipated uses of cash in the remainder of 2011 and the resulting impact on cash flows;

•	The adequacy of the Company’s financial resources;

•	The Company’s belief that it may seek additional borrowing capacity;

•	The Company’s belief that it will have sufficient cash to meet its operational liquidity needs for at least the next twelve months;

•	Issues that may impact the Company’s future financial performance and cash flows;

•	Expectations regarding net operating loss carryforwards;

•	Expectations regarding the timing of future payments to SMI and the accounting treatment of those payments;

•	Plans and costs related to regulatory approval for the distribution of PerClot in the U.S. and international markets;

•	Anticipated timing of CryoLife’s refiling of the IDE for PerClot and anticipated timing of obtaining FDA approval of the IDE;

•	Expectations regarding minimum purchase requirements related to PerClot;

•	The Company’s expectations regarding the timing of court rulings in its legal proceedings and the length of various stages of legal proceedings;

•	The Company’s estimated future liability for existing tissue processing and product liability lawsuits and for claims incurred but not yet reported;

•	Expectations regarding unreported loss liability and any related recoverable insurance amounts;

•	The Company’s intentions with respect to lawsuits and the expected impact of current litigation;

•	The Company’s beliefs regarding the seasonal nature of the demand for some of its preservation services and products;

•	Anticipated impact of changes in interest rates and foreign currency exchange rates;

•	The Company’s expectations regarding the renewal of certain contracts;

•	Expectations regarding the impact of new accounting pronouncements; and

•	Other statements regarding future plans and strategies, anticipated events, or trends.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risks set forth under Part II, Item 1A of this Form 10-Q, the risks set forth under Part II, Item 1A of the Company’s Form 10-Q for the quarter ended March 31, 2011, the risk factors set forth under Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2010, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•	The success of many of our tissues and products depends upon strong relationships with physicians;

•	Our CryoValve SGPV post-clearance study may not provide expected results;

•	Our existing insurance policies may not be sufficient to cover our actual claims liability;

•	We may not be able to obtain adequate insurance at a reasonable cost, if at all;

•	We are not insured against all potential losses. Natural disasters or other catastrophes could adversely affect our business, financial condition, and profitability;

•	Our credit facility which expires in August of 2011 limits our ability to pursue significant acquisitions;

•	Our ability to borrow under our credit facility which expires in August of 2011 may be limited;

•	We may not be able to enter into a new credit facility after our current credit facility expires in August 2011;

•	Continued fluctuation of foreign currencies relative to the U.S. Dollar could materially adversely impact our business;

•	Rapid technological change could cause our services and products to become obsolete;

•	We are dependent on our key personnel; and

•	The integration of Cardiogenesis’ business into our business may be slower than expected or unsuccessful, and our revenues and operating expenses may be materially adversely impacted as a result.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $19.8 million and restricted securities of $5.0 million and interest paid on the Company’s variable rate line of credit as of June 30, 2011. A 10% adverse change in interest rates as compared to the rates experienced by the Company in the six months ended June 30, 2011, affecting the Company’s cash and cash equivalents, restricted securities, and line of credit would not have a material impact on the Company’s financial position, profitability, or cash flows.

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

Changes in exchange rates which occurred during the six months ended June 30, 2011, as well as any future material adverse fluctuations in exchange rates, could have a material and adverse effect on the Company’s revenues, profitability, and cash flows. An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2011 affecting the Company’s balances denominated in foreign currencies would not have had a material impact on the Company’s financial position or cash flows. An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2011 as compared to the weighted-average exchange rates experienced by the Company for the six months ended June 30, 2011 affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material impact on the Company’s financial position, profitability, or cash flows.

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

The Company’s management, including the Company’s President and CEO and the Company’s Executive Vice President of Finance, Chief Operating Officer, and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The Company’s Disclosure Controls have been designed to provide reasonable assurance of achieving their objectives.

Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2011 the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

The Securities and Exchange Commission’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in the Form 10-Q, the Company completed the acquisition of Cardiogenesis Corporation (“Cardiogenesis”) during the second quarter of 2011. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011 excludes an assessment of the internal control over financial reporting of Cardiogenesis.

During the quarter ended June 30, 2011, there were no other changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Medafor

As previously reported, CryoLife filed a lawsuit against Medafor, Inc. (“Medafor”) in 2009 in the U.S. District Court for the Northern District of Georgia ( “Georgia Court”). In 2010 Medafor filed counterclaims against CryoLife, and CryoLife filed a motion to dismiss most of Medafor’s counterclaims. On July 8, 2011 the Georgia Court denied CryoLife’s motion to dismiss Medafor’s counterclaims, merging Medafor’s breach of implied duty of good faith and fair dealing claim into Medafor’s breach of contract claim. As previously reported, CryoLife and Medafor have both filed motions for partial summary judgment. CryoLife’s motion for partial summary judgment is based on its contention that Medafor’s termination of the Exclusive Distribution Agreement (“EDA”) was wrongful, and Medafor’s motion for partial summary judgment is based on its contention that CryoLife currently owes Medafor approximately $1.3 million plus prejudgment interest for product Medafor shipped to CryoLife. On June 30, 2011 the Georgia Court directed both parties to notify the Georgia Court if they will reconsider their position on whether the Georgia Court should withhold ruling on the motions for partial summary judgment as the parties move through the discovery process. The Georgia Court has not set a date for a hearing on any of these motions.

On July 5, 2011 the Georgia Court appointed a Discovery Special Master to manage and supervise discovery in this case pursuant to a Joint Motion for Appointment of Special Master filed by the parties. The parties have exchanged some documents and responses to written discovery, and have subpoenaed documents from some non-parties. No depositions other than a single non-party deposition have been taken. The Georgia Court originally set an eight-month discovery period and in June extended the discovery period by approximately two months, stating that further extensions and scheduling will be reviewed and recommended by the Discovery Special Master. CryoLife expects discovery to continue for a significant period of time. CryoLife believes that the trial will not occur until 2012 or 2013.

On July 14, 2011, following CryoLife’s demand made on the Board of Directors of Medafor that it register its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Medafor filed a lawsuit against CryoLife in the U.S. District Court for the District of Minnesota (“Minnesota Court”). Medafor’s lawsuit requests that the Minnesota Court grant a declaratory judgment that Medafor’s reverse stock split on December 31, 2010 reduced the number of Medafor shareholders to below 500 and that, therefore, Medafor is not required to comply with the registration requirements of Section 12(g) of the Exchange Act (i.e., not required to register as a public company with the SEC). Medafor’s lawsuit also requests that the Minnesota Court award Medafor its costs and expenses in the lawsuit. CryoLife’s required response to the lawsuit is due August 5, 2011. CryoLife disputes Medafor’s position and will defend itself vigorously in this action. At this time CryoLife is unable to predict the outcome of this matter. The Company believes that the outcome of this matter will not have a material adverse effect on its financial position, result of operations, or cash flow. However, as this matter is ongoing, there is no assurance that this matter will be resolved in the Company’s favor.

Cardiogenesis Merger

In conjunction with the announcement by CryoLife of its entering into a Merger Agreement with Cardiogenesis Corporation (“Cardiogenesis”), on April 7, 2011 two plaintiffs filed purported class actions against Cardiogenesis, its directors, and CryoLife and CryoLife’s subsidiary CL Falcon, Inc. in connection with the proposed offer and merger. These suits were filed in California Superior Court for Orange County (“California Court”) and alleged that the defendants breached and/or aided and abetted the breach of their fiduciary duties to Cardiogenesis by seeking to sell Cardiogenesis through an allegedly unfair process and for an unfair price and on unfair terms. The suits sought various equitable relief that would delay or enjoin the merger based on allegations regarding the process by which offers or potential offers were evaluated by Cardiogenesis, as well as fees and expenses of the plaintiffs’ attorneys and experts.

Court	Filing Date	Case Name	Case Number
Superior Court of California,	April 7, 2011	Patrick J. Grace	30-2011-00464472-CU-SL-CXC
County of Orange		vs. Paul McCormick
Superior Court of California,	April 7, 2011	Marion William Habiak	30-2011-00464844-CU-SL-CXC
County of Orange		vs. Cardiogenesis Corporation

On June 13, 2011 the California Court ordered the dismissal of the Grace lawsuit, without prejudice. On July 18, 2011 the California Court ordered the dismissal of the Habiak lawsuit, without prejudice.

CardioFocus

As previously reported by Cardiogenesis, in February 2008 CardioFocus, Inc. (“CardioFocus”) filed a complaint (Case No. 1.08-cv-10285) in the U.S. District Court for the District of Massachusetts (the “Massachusetts Court”) against Cardiogenesis and a number of other companies. In the complaint, CardioFocus alleges that Cardiogenesis and the other defendants had previously violated patent rights allegedly held by CardioFocus directed to the use of holmium-doped YAG lasers in connection with low-hydroxyl content silica fibers for use in performing surgery. All of the asserted patents have now expired and the Company is the sole remaining defendant in the action. CardioFocus seeks a reasonable royalty pursuant to the Georgia Pacific factors for Cardiogenesis’ sales of its accused products, namely, the Solargen, TMR, and New Star lasers and lasers systems, during the period 2002 to 2007.

On June 13, 2008 Cardiogenesis filed requests for reexamination of the patents being asserted against Cardiogenesis with the U.S. Patent and Trademark Office (“USPTO”) and asserted that prior art had been identified that raised substantial new issues of patentability with respect to the inventions claimed by CardioFocus’ patents. In August 2008 the USPTO granted Cardiogenesis’ reexamination requests. Reexamination requests filed by other named defendants were also granted. As a result of those reexamination proceedings, which CardioFocus did not appeal, the USPTO made the following determinations: (a) all asserted claims of CardioFocus’ U.S. Patent No. 6,159,203 (the “‘203 Patent”) are unpatentable; (b) 11 of 14 claims of U.S. Patent No. 6,547,780 (the “‘780 Patent”) are unpatentable; and (c) 8 of 13 claims of U.S. Patent No. 5,843,073 (the “‘073 Patent”) are unpatentable. However, three claims being asserted by CardioFocus against the Company, namely, Claim 2 of the ‘780 Patent and Claims 2 and 7 of the ‘073 Patent were confirmed by the USPTO.

Thereafter, the Massachusetts Court, at a status conference held on April 22, 2010, issued a scheduling order scheduling dates in connection with the litigation regarding discovery, law and motion practice, a briefing schedule and hearing for patent claim construction proceedings, and other key events. Fact discovery concluded in January 2011 and the parties briefed issues on the construction/interpretation of certain disputed terms of the remaining asserted claims. A claim construction hearing had been set for April 1, 2011 and trial was set to commence on November 7, 2011.

Concurrently with the litigation, Cardiogenesis had also filed four further reexamination requests seeking to invalidate the remaining claims of the ‘780 Patent and ‘073 Patent being asserted against Cardiogenesis. Two of the reexamination requests were filed on June 30, 2010, and two others were filed on October 15, 2010. These further reexamination requests were based, in part, on newly identified prior art not previously considered by the USPTO and on March 16, 2011, the USPTO issued Office Actions rejecting the three remaining claims in view of multiple combinations of prior art. In light of the rejection of the three remaining claims being asserted and because a final ruling that such claims are invalid would be potentially dispositive of the entire litigation, the parties requested and the Massachusetts Court granted a stay of the litigation pending the outcome of Cardiogenesis’ reexaminations. The stay was ordered in effect on March 24, 2011 and all dates previously set, including the claim construction hearing, had been suspended. The parties were to provide the Massachusetts Court with a Joint Status Report by September 30, 2011.

On June 16 and June 30, 2011 the USPTO confirmed the patentability of the three claims of the ‘780 Patent and ‘073 Patent. CryoLife and Cardiogenesis believe that the reinstatement of the claims supports our position of non-infringement and that significant issues concerning the validity of the asserted patents continue to exist. To reach a judicial determination of these matters, the parties have agreed to request that the Massachusetts Court lift the stay ordered in effect last March and reset the dates for the claim construction hearing, expert discovery, the filing of dispositive motions, and trial. As of July 26, 2011 the Massachusetts Court had not set any of these dates.

The Company intends to defend itself vigorously in this action. At this time, the Company is unable to predict the outcome of this matter and believes that the outcome of this matter will not have a material adverse effect on the Company’s financial position, result of operations, or cash flow. However, as this matter is ongoing, there is no assurance that this matter will be resolved favorably by the Company or will not result in a material liability to the Company.

Item 1A.  Risk Factors.

Other than the risk factors included below, there have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our 10-K for the year ended December 31, 2010, as updated by Part II, Item 1A, “Risk Factors” in our Form 10-Q for the quarter ended March 31, 2011.

We Have Inherited Risks And Uncertainties Related To Cardiogenesis’ Business.

In May 2011 we acquired Cardiogenesis, and Cardiogenesis is now operating as a subsidiary of CryoLife. We have inherited certain risks and uncertainties related to Cardiogenesis’ business. These risks and uncertainties include that:

•

Our ability to maintain revenues and achieve growth in revenues from Cardiogenesis’ revascularization technology in the future is dependent upon physician awareness of this technology as a safe, efficacious, and appropriate treatment for their patients;

•

We may not be able to successfully market Cardiogenesis’ revascularization technology if third-party reimbursement for the procedures performed with this technology is not available for its health care provider customers;

•	Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse effect on Cardiogenesis’ revascularization technology;

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

•

We will continue to purchase some of Cardiogenesis’ key product components from single suppliers, and the loss of these suppliers could prevent or delay shipments of its products, delay its clinical trials, or otherwise adversely affect our Cardiogenesis business;

•

If Cardiogenesis’ independent contract manufacturers fail to timely deliver sufficient quantities of some of Cardiogenesis’ products and components in a timely manner, our Cardiogenesis operations may be harmed;

•	Cardiogenesis’ contract manufacturers are at locations that may be at risk from earthquakes or other natural disasters;

•

If clinical trials of Cardiogenesis’ current or future product candidates do not produce results necessary to support regulatory clearance or approval in the U.S. or elsewhere, we will be unable to commercialize these products;

•

If the third parties on which Cardiogenesis relies to conduct its clinical trials and to assist it with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for, or may not be able to commercialize our Cardiogenesis products;

•	Cardiogenesis’ current third-party distributors or our own distributors may not effectively distribute Cardiogenesis products;

•	Third-party intellectual property rights may limit the development and protection of intellectual property acquired from Cardiogenesis, which could adversely affect its value to us;

•	Cardiogenesis has been named as a defendant in a patent infringement lawsuit and costly litigation may be necessary to protect or defend its intellectual property rights;

•	The Cardiogenesis business relies on patent and trade secret laws, which are complex and may be difficult to enforce;

•	We may suffer losses from product liability claims if Cardiogenesis’ products cause or have in the past caused harm to patients;

•	Cardiogenesis may have additional pre-existing legal claims, which could adversely affect us; and

•	Cardiogenesis’ internal control over financial reporting may not have been effective prior to the merger, which could have a significant and adverse effect on us.

The Integration Of Cardiogenesis’ Business Into Our Business May Be Slower Than Expected Or Unsuccessful, And Our Revenues And Operating Expenses May Be Materially Adversely Impacted As A Result.

Our ability to fully realize the anticipated benefits of our acquisition of Cardiogenesis may be materially adversely impacted if the integration of Cardiogenesis’ business with ours is slower than expected or unsuccessful, or if the efforts to integrate Cardiogenesis’ business with us distract our management team from the other facets of our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended June 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
04/01/11 – 04/30/11	11,916	$5.74	--	$7,739,911
05/01/11 – 05/31/11	--	--	--	7,739,911
06/01/11 – 06/30/11	--	--	--	7,739,911

Total	11,916	5.74	--	7,739,911

On June 1, 2010 the Company announced that its Board of Directors authorized the purchase of up to $15.0 million of its common stock over the course of the following two years. The purchase of shares may be made from time to time in the open market or through privately negotiated transactions, on such terms as management deems appropriate, and will be dependent upon various factors, including price, regulatory requirements, and other market conditions. From June 1, 2010 to June 30, 2011 the Company had purchased a total of 1.3 million shares of its common stock for an aggregate purchase price of $7.3 million. The remaining common shares shown were tendered to the Company in payment of the exercise price of outstanding options and taxes on stock compensation.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other information.

None.

Item 6.  Exhibits.

The exhibit index can be found below.

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger Among CryoLife, Inc., CL Falcon, Inc., and Cardiogenesis Corporation dated April 14, 2011. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 15, 2011.)
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 2007.)
3.2	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 27, 2011.)
4.1	Form of Certificate for the Company’s Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
4.2	First Amended and Restated Rights Agreement, dated as of November 2, 2005, between CryoLife, Inc. and American Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 3, 2005.)
10.1*+	First Amendment to the Distribution Agreement between the Company and Starch Medical, Inc., dated May 18, 2011.
10.2*	First Amendment to Award Agreement between CryoLife and D. Ashley Lee dated May 24, 2011, relating to a Stock Option Grant to D. Ashley Lee dated May 4, 2006.
10.3*	First Amendment to Award Agreement between CryoLife and D. Ashley Lee dated May 24, 2011, relating to a Stock Option Grant to D. Ashley Lee dated February 21, 2006.
10.4*	Second Amendment to the CryoLife, Inc. 2004 Employee Stock Incentive Plan, dated May 24, 2011.
10.5*	Sixth Amendment, dated June 30, 2011, to the Credit Agreement by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, letter of credit issuer, and agent for all lenders, and GE Capital Markets, Inc., as sole lead arranger and bookrunner.
31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

+	The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

July 29, 2011
DATE