Form 10-Q
period 2012-03-31
CRYOLIFE INC
filed 2012-04-26
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                         No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2012
Common Stock, $.01 par value per share	27,554,551 Shares

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,

	2012	2011

	(Unaudited)
Revenues:
Preservation services	$15,659	$15,674
Products	16,454	14,429
Other	188	93

Total revenues	32,301	30,196

Cost of preservation services and products:
Preservation services	8,496	9,196
Products	2,513	2,496

Total cost of preservation services and products	11,009	11,692

Gross margin	21,292	18,504

Operating expenses:
General, administrative, and marketing	17,970	14,291
Research and development	1,693	1,766

Total operating expenses	19,663	16,057

Operating income	1,629	2,447

Interest expense	65	30
Interest income	(2)	(9)
Other income, net	(15)	(109)

Income before income taxes	1,581	2,535
Income tax expense	590	869

Net income	$991	$1,666

Income per common share:
Basic	$0.04	$0.06

Diluted	$0.04	$0.06

Weighted-average common shares outstanding:
Basic	27,180	27,385
Diluted	27,530	27,720

Net Income	$991	$1,666
Other comprehensive income	2	16

Comprehensive income	$993	$1,682

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2012	December 31, 2011

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,146	$21,705
Restricted securities	318	312
Receivables, net	18,208	17,505
Deferred preservation costs	29,215	29,039
Inventories	7,932	7,320
Deferred income taxes	5,294	5,247
Prepaid expenses and other	2,416	2,742

Total current assets	84,529	83,870

Property and equipment, net	12,018	12,308
Investment in equity securities	6,248	6,248
Restricted securities	5,000	5,000
Goodwill	4,220	4,220
Patents, net	2,595	2,739
Trademarks and other intangibles, net	17,398	17,656
Deferred income taxes	13,056	13,265
Other	2,810	2,558

Total assets	$147,874	$147,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,269	$4,370
Accrued compensation	2,660	3,946
Accrued procurement fees	3,922	3,982
Accrued expenses and other	8,211	7,269
Deferred income	1,739	1,890

Total current liabilities	20,801	21,457

Other	5,301	4,869

Total liabilities	26,102	26,326

Commitments and contingencies

Shareholders’ equity:
Preferred stock	--	--
Common stock (issued shares of 30,102 in 2012 and 30,067 in 2011)	301	301
Additional paid-in capital	135,127	135,003
Retained deficit	(46)	(1,037)
Accumulated other comprehensive loss	(4)	(6)
Treasury stock at cost (shares of 2,414 in 2012 and 2,265 in 2011)	(13,606)	(12,723)

Total shareholders’ equity	121,772	121,538

Total liabilities and shareholders’ equity	$147,874	$147,864

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 31,

	2012	2011

	(Unaudited)
Net cash flows from operating activities:
Net income	$991	$1,666

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,378	1,017
Non-cash compensation	753	773
Deferred income taxes	162	92
Other non-cash adjustments to income	136	198

Changes in operating assets and liabilities:
Receivables	(802)	(1,973)
Deferred preservation costs and inventories	(736)	2,258
Prepaid expenses and other assets	74	412
Accounts payable, accrued expenses, and other liabilities	(151)	(577)

Net cash flows provided by operating activities	1,805	3,866

Net cash flows from investing activities:
Capital expenditures	(700)	(274)
Other	(89)	(21)

Net cash flows used in investing activities	(789)	(295)

Net cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	142	150
Repurchases of common stock	(1,643)	(1,562)
Other	(66)	(63)

Net cash flows used in financing activities	(1,567)	(1,475)

(Decrease) Increase in cash and cash equivalents	(551)	2,096

Effect of exchange rate changes on cash	(8)	(11)
Cash and cash equivalents, beginning of period	21,705	35,497

Cash and cash equivalents, end of period	$21,146	$37,582

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2011 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company records certain financial instruments at fair value, including: cash equivalents, certain marketable securities, and certain restricted securities. These financial instruments are discussed in further detail in the notes below. The Company may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis, although as of March 31, 2012 the Company has not chosen to make any such elections. Fair value financial instruments are recorded in accordance with the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels.

The following is a summary of the Company’s financial instruments measured at fair value (in thousands):

March 31, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$--	$7,630	$--	$7,630
Restricted securities:
Money market funds	--	5,318	--	5,318

Total assets	$--	$12,948	$--	$12,948

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$--	$7,334	$--	$7,334
Restricted securities:
Money market funds	--	5,312	--	5,312

Total assets	$--	$12,646	$--	$12,646

The Company uses prices quoted from its investment management companies to determine the level 2 valuation of its investments in money market funds and securities.

The Company also measures certain non-financial assets at fair value on a non-recurring basis when applying accounting for business combinations or when asset impairments are recorded. The Company uses the fair value hierarchy to value these assets and reports these fair values in the periods in which they are recorded or written down. During the year ended December 31, 2011 the Company initially recorded certain non-financial assets at fair value related to the acquisition of Cardiogenesis Corporation (“Cardiogenesis”). Refer to the discussion of the inputs and methods used in the non-recurring valuation of the Company’s assets acquired from Cardiogenesis in Note 5. No non-financial assets were measured at fair value on a non-recurring basis after initial recognition in the Company’s Summary Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

3.  Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and marketable securities (in thousands):

March 31, 2012	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$7,630	$--	$7,630
Restricted securities:
Money market funds	5,318	--	5,318

December 31, 2011
Cash equivalents:
Money market funds	$7,334	$--	$7,334
Restricted securities:
Money market funds	5,312	--	5,312

As of March 31, 2012 and December 31, 2011 $318,000 and $312,000, respectively, of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating to international tax obligations. As of March 31, 2012 and December 31, 2011 $5.0 million of the Company’s money market funds were designated as long-term restricted securities due to a financial covenant requirement under the Company’s credit agreement with General Electric Capital Corporation (“GE Capital”) as discussed in Note 11. The restriction on the Company’s money market funds lapses upon expiration of the credit agreement with GE Capital on October 28, 2014.

There were no material realized gains or losses on cash equivalents in the three months ended March 31, 2012 and 2011. As of March 31, 2012 $5.0 million of restricted securities had no maturity date, and $318,000 of restricted securities had a maturity date of between three months and one year. As of December 31, 2011 $5.0 million of the Company’s restricted securities had no maturity date, and $312,000 of restricted securities had a maturity date within three months.

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

The Company will evaluate the carrying value of the ValveXchange preferred stock investment if factors become known that indicate an impairment review is warranted. If the Company subsequently determines that the value of its ValveXchange stock has been impaired, or if the Company decides to sell its ValveXchange preferred stock for less than the carrying value, the resulting impairment charge or realized loss on sale of the investment in ValveXchange could be material. During the quarter ended March 31, 2012 the Company reviewed available information and determined that no factors were present indicating that the Company should evaluate its investment in ValveXchange preferred stock for impairment.

Loan Agreement

In July 2011 the Company entered into an agreement with ValveXchange to make available up to $2.0 million to ValveXchange in debt financing through a revolving credit facility (“ValveXchange Loan”). The ValveXchange Loan includes various affirmative and negative covenants, including financial covenant requirements, and expires on July 30, 2018, unless terminated earlier. Amounts loaned under the ValveXchange Loan will earn interest at an 8% annual rate and will be secured by substantially all of the tangible and intangible assets of ValveXchange. The Company incurred loan origination costs, net of fees charged to ValveXchange, of approximately $117,000, which will be expensed on a straight-line basis over the life of the loan facility. The Company will record advances to ValveXchange as long-term notes receivable. As of March 31, 2012 there were no outstanding receivable balances under the ValveXchange Loan, and the remaining availability was $2.0 million.

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

Cardiogenesis is a leading developer of surgical products used in the treatment of patients with severe angina resulting from diffuse coronary artery disease. Cardiogenesis markets its revascularization technologies, which include the Holmium: YAG laser console and single use, fiber-optic handpieces. These products are U.S. Food and Drug Administration (“FDA”) approved for performing a surgical procedure known as Transmyocardial Revascularization, used for treating patients with stable angina that is not responsive to conventional therapy.

Accounting for the Transaction

The Company recorded an allocation of the $21.7 million purchase price to Cardiogenesis’ tangible and identifiable intangible assets acquired and liabilities assumed based on their acquisition date fair values. The allocation of the purchase price to intangible assets was based on valuations performed to determine the fair value of such assets as of the acquisition date. Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The liability amounts recorded included the Company’s estimate of contingent liabilities assumed. The purchase price allocation was finalized as of December 31, 2011.

The accuracy of the amounts recorded was based on information available to the Company through December 31, 2011. If the value of the assets acquired or liabilities assumed by the Company is determined to be significantly different from the amounts previously recorded in purchase accounting, the Company might need to record additional expenses or write-downs in future periods.

CryoLife incurred approximately $3.0 million in transaction and integration costs related to the acquisition in the year ended December 31, 2011. The Company does not expect to continue to incur significant transaction or integration costs in 2012.

Legal Action

As previously reported, in 2008 CardioFocus, Inc. (“CardioFocus”) filed a complaint in the U.S. District Court for the District of Massachusetts (“Massachusetts Court”) against Cardiogenesis and a number of other companies. In the complaint, CardioFocus alleges that Cardiogenesis and the other defendants had previously violated patent rights allegedly held by CardioFocus directed to the use of holmium-doped YAG lasers in connection with low-hydroxyl content silica fibers for use in performing surgery. All of the asserted patents have now expired, and the Company is the sole remaining defendant in the action. CardioFocus seeks as damages a reasonable royalty pursuant to the Georgia Pacific factors for Cardiogenesis’ sales of its accused products, namely, the SolarGen, TMR, and New Star lasers and lasers systems, during the period 2002 to 2007.

Since the filing of the lawsuit in February 2008, Cardiogenesis has filed numerous requests for reexamination of the two remaining patents being asserted against Cardiogenesis with the U.S. Patent and Trademark Office (“USPTO”). Through these reexaminations three asserted claims from two patents have survived. Specifically, Claim 2 of U.S. Patent No. 6,547,780 (the “‘780 Patent”) and Claims 2 and 7 of U.S. Patent No. 5,843,073 (the “‘073 Patent”) were confirmed by the USPTO. Notwithstanding the confirmation of the asserted claims, CryoLife and Cardiogenesis believe that significant issues concerning the validity, enforceability, and non-infringement of the asserted patents continue to exist. As a result, in late 2011 and early 2012

Cardiogenesis petitioned the USPTO to reconsider its denial of Cardiogenesis’ additional reexamination requests for three claims of the two patents in question that CardioFocus alleges Cardiogenesis infringes. The USPTO has not ruled on these petitions.

On August 15, 2011 at the request of both parties, the Massachusetts Court lifted a stay that had been in effect because of prior USPTO reexaminations of the asserted patents and entered a Scheduling Order. Pursuant to the Scheduling Order, a claims construction hearing or so-called “Markman Hearing” occurred on October 21, 2011. On November 3, 2011 the Massachusetts Court issued a claim construction ruling that construed certain claim terms in favor of CardioFocus’ position. On November 14, 2011 Cardiogenesis filed a motion for reconsideration of the Massachusetts Court’s construction of certain claim terms.

Discovery in the matter is now complete. In March 2012 both parties filed certain motions for summary judgment with the Massachusetts Court. CardioFocus filed a motion for summary judgment precluding Cardiogenesis’ equitable defenses of laches, estoppel, acquiescence, ratification, unclean hands and/or waiver, and a motion for summary judgment of no inequitable conduct. Cardiogenesis filed motions for summary judgment of invalidity based on obviousness, laches, and for non-infringement. On April 19, 2012 the Massachusetts Court granted CardioFocus’ summary judgment motions and denied Cardiogenesis’ summary judgment motions. In addition, the Massachusetts Court denied Cardiogenesis’ motion to reconsider the Massachusetts Court’s earlier Markman ruling that occurred on November 3, 2011.

Based on these rulings, Cardiogenesis’ defenses at trial, which is scheduled to begin June 18, 2012, are limited. Cardiogenesis’ primary defenses at trial will be that it did not infringe the three claims contained in the ‘780 Patent and ‘073 Patent, and that the claims in these two patents are obvious and invalid. In the event that Cardiogenesis is found by a jury to have infringed any of the three claims contained in the ‘780 Patent and ‘073 Patent, the jury will also have to determine the amount of damages based on the Georgia Pacific factors. Based on management’s analysis of the expert damages reports submitted by the two parties, the Company believes that the appropriate range for damages if Cardiogenesis is found to infringe the CardioFocus patents is between $933,000 and $5.0 million, before prejudgment interest is calculated. CardioFocus has stated that it believes its damages are $10.0 million. Cardiogenesis intends to defend itself vigorously in this action. At this time, neither CryoLife nor Cardiogenesis is able to predict the outcome of this matter; however, management believes that based on the Massachusetts Court’s most recent rulings on April 19, 2012 that it is appropriate for CryoLife to reserve to the low end of the range of damages of $933,000 as there is no best estimate due to the uncertainty of a trial. Because of the uncertainty of how the Court will rule on the pre-trial motions regarding evidence that will be allowed to be presented at trial and the fact that a jury will ultimately hear this matter and make the final determination, it is highly uncertain as to what the ultimate result of the trial will be. In the event that it is determined that Cardiogenesis infringed CardioFocus’ patents and the damages to be awarded are materially higher than the Company’s reserve of $933,000, this matter will have a material adverse effect on CryoLife’s financial condition, profitability, and cash flows.

6.  PerClot® Technology Acquisition

Overview

On September 28, 2010 CryoLife entered into a worldwide distribution agreement (the “Distribution Agreement”) and a license and manufacturing agreement (the “License Agreement”) with Starch Medical, Inc. (“SMI”) of San Jose, California for PerClot, a polysaccharide hemostatic agent used in surgery. PerClot is an absorbable powdered hemostat that has CE Mark designation allowing commercial distribution into the European Community and other markets. It is indicated for use in surgical procedures, including cardiac, vascular, orthopaedic, neurological, gynecological, ENT, and trauma surgery, as an adjunct hemostat when control of bleeding from capillary, venous, or arteriolar vessels by pressure, ligature, and other conventional means is either ineffective or impractical. Under the terms of the agreements, CryoLife received the worldwide rights, subject to certain exclusions, to commercialize PerClot for all approved surgical indications and a license to manufacture the PerClot product. CryoLife also received an assignment of the PerClot trademark from SMI as part of the terms of the agreements.

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

Accounting for the Transaction

CryoLife accounted for the agreements discussed above as an asset acquisition. The initial consideration aggregated approximately $8.0 million, including: $6.75 million in cash, restricted common stock valued at approximately $1.0 million, and direct transaction costs. CryoLife recorded a non-current asset for the $1.5 million in prepaid royalties, recorded a deferred tax asset of $145,000, and allocated the remaining consideration to the individual intangible assets acquired based on their relative fair values as determined by a valuation study. As a result, CryoLife recorded intangible assets of $327,000 for the PerClot trademark, $2.6 million for the PerClot distribution and manufacturing rights in certain international countries, and $3.5 million for the PerClot distribution and manufacturing rights in the U.S. and certain other countries which do not have current regulatory approvals. This $3.5 million was considered in-process research and development, as it is dependent upon regulatory approvals which have not yet been obtained. Therefore, CryoLife expensed the $3.5 million as in-process research and development upon acquisition in the third quarter of 2010. The PerClot trademark acquired by the Company has an indefinite useful life; therefore, that asset will not be amortized, but will instead be subject to annual impairment testing. The $2.6 million intangible asset will be amortized over its useful life of 15 years.

CryoLife expects to record future contingent payment amounts of up to $2.5 million initially as research and development expense or, after FDA approval or issuance of a patent, as acquired intangible assets. In the year ended December 31, 2011 CryoLife recorded research and development expenses of $250,000 for the contractual milestone payment due to SMI upon filing of the investigational device exemption.

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

7.  Medafor Matters

Overview

CryoLife began distributing HemoStase in 2008 for Medafor, Inc. (“Medafor”) under an Exclusive Distribution Agreement (“EDA”). In November 2009 and in 2010 the Company executed stock purchase agreements to purchase a total of approximately 2.4 million shares of common stock in Medafor for $4.9 million. The Company’s carrying value of this investment included the purchase price and adjustments to record certain of the stock purchase agreements’ embedded derivative liabilities at the fair market value on the purchase date, as discussed further below. As Medafor’s common stock is not actively traded on any public stock exchange, because Medafor is a non-reporting company for which financial information is not readily available, and as the Company does not exert significant influence over the operations of Medafor, the Company accounted for this investment using the cost method and recorded it as the long-term asset, investment in equity securities, on the Company’s Summary Consolidated Balance Sheets.

HemoStase Inventory

Based on Medafor’s final termination of the EDA in late September 2010, the Company performed a review of its HemoStase inventory and determined that the carrying value was impaired. As a result CryoLife wrote down the value of this inventory in the third quarter of 2010. The amount of this write-down reflected management’s estimate based on information available at that time. The Company was able to sell more HemoStase than it originally estimated and that had previously been written down; therefore, cost of products in the first quarter of 2011 was favorably impacted by approximately $330,000. As of March 31, 2012 and December 31, 2011 the Company had zero in remaining value of HemoStase inventory on its Summary Consolidated Balance Sheets.

Investment in Medafor Common Stock

During the quarter ended March 31, 2012 the Company reviewed available information and determined that no factors were present indicating that the Company should evaluate the carrying value of its investment in Medafor common stock for impairment. The carrying value of the Company’s 2.4 million shares of Medafor common stock was approximately $2.6 million as of both March 31, 2012 and December 31, 2011.

The Company will continue to evaluate the carrying value of this investment if factors become known that indicate the Company should evaluate its investment in Medafor common stock for impairment. If the Company subsequently determines that the value of its Medafor common stock has been impaired, or if the Company decides to sell its Medafor common stock for less than the carrying value, the resulting impairment charge or realized loss on sale of the investment in Medafor could be material.

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

As of March 31, 2012 and December 31, 2011 the Company believed that the likelihood of a Triggering Event was remote and the value of the Medafor Derivative was zero.

Legal Action

As previously reported, CryoLife filed a lawsuit against Medafor in 2009 in the U.S. District Court for the Northern District of Georgia (“Georgia Court”). In 2010 Medafor filed counterclaims against CryoLife. Written discovery began in this case on October 8, 2010. On July 5, 2011 the Georgia Court appointed a Discovery Special Master to manage and supervise discovery pursuant to a Joint Motion for Appointment of Special Master filed by the parties. Pursuant to that appointment, the parties have met repeatedly with the Special Master regarding discovery issues, and the Special Master has ruled on a number of discovery motions brought by the parties. Depositions have been taken by both parties, and depositions will continue through September 14, 2012, the date on which the Georgia Court has ordered that non-expert discovery end. On April 10, 2012 the parties attended a status conference with the Georgia Court, and at that status conference, the Georgia Court reaffirmed September 14, 2012 as the end of non-expert discovery and instructed that trial will commence in April 2013.

The parties engaged in court-ordered mediation on March 22 and 23, 2012. At the April 10, 2012 scheduling conference the Georgia Court ordered the parties to attend an additional mediation session on May 11, 2012. The parties subsequently agreed that the additional mediation session occur on June 8 and 9, 2012 instead.

CryoLife intends to defend itself vigorously in this action. At this time CryoLife is unable to predict the outcome of this matter; however, management believes that the outcome of this matter will not have a material adverse effect on CryoLife’s financial condition, profitability, or cash flows. Nonetheless, as this matter is ongoing, there is no assurance that this matter will be resolved favorably by CryoLife or will not result in a material liability to CryoLife, which could have a material adverse impact on CryoLife’s financial condition, profitability, and cash flows.

As previously reported, on July 14, 2011 Medafor filed a lawsuit against CryoLife in the U.S. District Court for the District of Minnesota (“Minnesota Court”). On March 30, 2012 the Minnesota Court granted CryoLife’s motion to dismiss this lawsuit, although it did grant Medafor 30 days to file an amended lawsuit.

8.  Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2012	December 31, 2011

Raw materials and supplies	$4,613	$4,759
Work-in-process	430	218
Finished goods	2,889	2,343

Total inventories	$7,932	$7,320

9.  Goodwill and Other Intangible Assets

The Company’s intangible assets consist of goodwill, patents, trademarks, and other intangible assets, as discussed further below. These assets include assets acquired from Cardiogenesis, as discussed in Note 5 above, and PerClot assets acquired from SMI as discussed in Note 6 above.

Indefinite Lived Intangible Assets

The carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	March 31, 2012	December 31, 2011

Goodwill	$4,220	$4,220
Procurement contracts and agreements	2,013	2,013
Trademarks	851	847
Other	250	250

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

Definite Lived Intangible Assets

The Company generally amortizes its definite lived intangible assets over their expected useful lives using the straight-line method. The gross carrying values, accumulated amortization, and approximate amortization periods of the Company’s definite lived intangible assets are as follows (in thousands):

March 31, 2012	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$9,230	$734	11 Years
Patents	5,557	2,962	17 Years
Distribution and manufacturing rights and know-how	3,559	292	15 Years
Customer lists and relationships	2,370	159	13 Years
Non-compete agreement	381	200	10 Years
Other	196	67	2-3 Years

December 31, 2011	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$9,230	$524	11 Years
Patents	5,610	2,871	17 Years
Distribution and manufacturing rights and know-how	3,559	231	15 Years
Customer lists and relationships	2,370	114	13 Years
Non-compete agreement	381	191	10 Years
Other	114	48	2-3 Years

Amortization Expense

The following is a summary of amortization expense (in thousands):

	Three Months Ended
	March 31,

	2012	2011

Amortization expense	$459	$175

As of March 31, 2012 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2012
		2013	2014	2015	2016	2017
Amortization expense	$1,364	$1,717	$1,620	$1,566	$1,555	$1,508

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

As of March 31, 2012 the Company maintained a total of $2.4 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax asset of $18.4 million. As of December 31, 2011 the Company had a total of $2.4 million in valuation allowances against deferred tax assets and a net deferred tax asset of $18.5 million.

The Company believes that the realizability of its acquired net operating loss carryforwards will be limited in future periods due to a change in control of its subsidiary Cardiogenesis, as mandated by Section 382 of the Internal Revenue Code of 1986, as amended. The Company believes that its acquisition of Cardiogenesis constituted a change in control. The deferred tax assets recorded on the Company’s Summary Consolidated Balance Sheets do not include amounts that it expects will not be realizable due to this change in control. A portion of the acquired net operating loss carryforwards is related to state income taxes and can only be used by the Company’s subsidiary Cardiogenesis. Due to Cardiogenesis’ history of losses when operated as a stand-alone company, management believes it is more likely than not that these deferred tax assets will not be realized. Therefore, the Company recorded a valuation allowance against these state net operating loss carryforwards. See also Note 5 above for a further discussion of the Company’s acquisition of Cardiogenesis.

The Company’s effective income tax rate was approximately 37% for the three months ended March 31, 2012, as compared to 34% for the three months ended March 31, 2011.

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

The GE Credit Agreement places limitations on the amount that the Company may borrow and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio, (ii) maintain a minimum adjusted earnings subject to defined adjustments as of specified dates, and (iii) not make or commit capital expenditures in excess of a defined limitation. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. These amounts are recorded as restricted securities as of March 31, 2012 and December 31, 2011 on the Company’s Summary Consolidated Balance Sheets, as they are restricted for the term of the GE Credit Agreement. Also, the GE Credit Agreement requires that after giving effect to a stock repurchase the Company maintain liquidity, as defined within the agreement, of at least $20.0 million. The GE Credit Agreement includes customary conditions on incurring new indebtedness and prohibits payments of cash dividends on the Company’s common stock. There is no restriction on the payment of stock dividends. Commitment fees are paid based on the unused portion of the facility. As of March 31, 2012 the Company was in compliance with the covenants of the GE Credit Agreement.

Amounts borrowed under the GE Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest as determined by GE Capital at either LIBOR, with a minimum rate of 4.25%, or GE Capital’s base rate, with a minimum rate of 3.25% each, plus the applicable margin. As of March 31, 2012 and December 31, 2011 the outstanding balance of the GE Credit Agreement was zero, the aggregate interest rate was 6.50%, and the remaining availability was $19.8 million.

Other

Total interest expense was $65,000 and $30,000 for the three months ended March 31, 2012 and 2011, respectively, which included interest on debt, capital leases, and uncertain tax positions.

12.  Commitments and Contingencies

Liability Claims

The estimated unreported tissue processing and product loss liability and any related recoverable insurance amounts are as follows (in thousands):

	March 31,	December 31,
	2012	2011

Short-term liability	$1,060	$1,030
Long-term liability	945	960

Total liability	2,005	1,990

Short-term recoverable	365	350
Long-term recoverable	350	350

Total recoverable	715	700

Total net unreported loss liability	$1,290	$1,290

Further analysis indicated that the liability as of March 31, 2012 could be estimated to be as high as $3.8 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer (“CEO”) that confers benefits which become payable upon a change in control or upon certain termination events, such as voluntary retirement. As of both March 31, 2012 and December 31, 2011 the Company has recorded $2.1 million in accrued expenses and other current liabilities on the Summary Consolidated Balance Sheets representing benefits payable upon the CEO’s voluntary retirement, for which he is currently eligible.

13.  Common Stock Repurchase

On June 1, 2010 the Company announced that its Board of Directors had authorized the purchase of up to $15.0 million of its common stock over the course of the following two years. On November 1, 2011 the Company announced that its Board of Directors had authorized the Company’s purchase of $15.0 million of its common stock through December 31, 2012, which included approximately $7.7 million remaining from the June 1, 2010 repurchase program and an additional $7.3 million, for a total authorization of $22.3 million. The purchase of shares may be made from time to time in the open market or through privately negotiated transactions, on such terms as management deems appropriate, and will be dependent upon various factors, including: price, regulatory requirements, and other market conditions.

In the three months ended March 31, 2012 the Company purchased approximately 282,000 shares of its common stock for an aggregate purchase price of $1.5 million. For the year ended December 31, 2011 the Company purchased approximately 593,000 shares of its common stock for an aggregate purchase price of $2.9 million. These shares were accounted for as part of treasury stock, carried at cost, and reflected as a reduction of shareholders’ equity on the Company’s Summary Consolidated Balance Sheets.

As of March 31, 2012 the Company had purchased a total of 1.9 million shares for an aggregate purchase price of $10.2 million in common stock and had $12.1 million in remaining authorizations under these programs.

14.  Stock Compensation

Overview

The Company has stock option and stock incentive plans for employees and non-employee Directors that provide for grants of restricted stock awards (“RSA”s), restricted stock units (“RSU”s), performance stock units (“PSU”s), and options to purchase shares of Company common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company also maintains a shareholder approved Employee Stock Purchase Plan (the “ESPP”) for the benefit of its employees. The ESPP allows eligible employees the right to purchase common stock on a regular basis at the lower of 85% of the market price at the beginning or end of each offering period.

Equity Grants

The Compensation Committee of the Company’s Board of Directors authorized awards of RSAs and PSUs from approved stock incentive plans to certain Company officers totaling 317,000 shares during the three months ended March 31, 2012, which had an aggregate market value of $1.7 million. The performance component of PSU awards granted in 2012 is based on attaining specified levels of adjusted EBITDA, as defined in the grant, for the 2012 calendar year. The Company currently believes that achievement of the performance component is probable, and will reevaluate this likelihood on a quarterly basis.

The Compensation Committee of the Company’s Board of Directors authorized awards of RSAs from approved stock incentive plans to certain Company officers totaling 287,000 shares during the three months ended March 31, 2011, which had an aggregate market value of $1.5 million.

The Compensation Committee of the Company’s Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company officers totaling 159,000 and 574,000 shares during the three months ended March 31, 2012 and 2011, respectively, with exercise prices equal to the stock prices on the respective grant dates.

Employees purchased common stock totaling 35,000 and 33,000 shares in the three months ended March 31, 2012 and 2011, respectively, through the Company’s ESPP.

Stock Compensation Expense

The Company values its RSAs, RSUs, and PSUs based on the stock price on the date of grant. The Company expenses the related compensation cost of RSAs and RSUs and of PSUs, for which achievement of the performance component is probable, using the straight-line method over the vesting period. The Company uses a Black-Scholes model to value its stock option grants and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of the Company’s ESPP options is also determined using a Black-Scholes model and is expensed over the vesting period. The fair value of stock options and ESPP options is determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk-free interest rate. The period expense is then determined based on this valuation and, at that time, an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the recent historical experience of the Company and is adjusted to reflect actual forfeitures at each vesting date.

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	4.25 Years	.50 Years	4.00 Years	.50 Years
Expected stock price volatility	0.60	0.54	0.65	0.43
Risk-free interest rate	0.71%	0.06%	1.25%	0.19%

The following table summarizes stock compensation expenses (in thousands):

	Three Months Ended
	March 31,
	2012	2011

RSA, RSU, and PSU expense	$491	$341
Stock option and ESPP option expense	317	484

Total stock compensation expense	$808	$825

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year as well as those issued in prior periods that continue to vest during the period, and compensation related to the Company’s ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to deferred preservation costs and inventory costs. The Company capitalized $55,000 and $52,000 in the three months ended March 31, 2012 and 2011, respectively, of the stock compensation expense into its deferred preservation costs and inventory costs.

As of March 31, 2012 the Company had total unrecognized compensation costs of $1.8 million related to unvested stock options and $3.4 million related to RSAs, RSUs, and PSUs, before considering the effect of expected forfeitures. As of March 31, 2012 this expense is expected to be recognized over a weighted-average period of 1.93 years for stock options, 1.75 years for RSAs, and 1.89 years for RSUs and PSUs.

15.  Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
Basic income per common share	2012	2011

Net income	$991	$1,666
Net income allocated to participating securities	(21)	(28)

Net income allocated to common shareholders	$970	$1,638

Basic weighted-average common shares outstanding	27,180	27,385

Basic income per common share	$0.04	$0.06

	Three Months Ended March 31,

Diluted income per common share	2012	2011

Net income	$991	$1,666
Net income allocated to participating securities	(21)	(28)

Net income allocated to common shareholders	$970	$1,638

Basic weighted-average common shares outstanding	27,180	27,385
Effect of dilutive stock options and awards[a]	350	335

Diluted weighted-average common shares outstanding	27,530	27,720

Diluted income per common share	$0.04	$0.06

[a]

The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares, because the inclusion of these stock options would be antidilutive to income per common share. Accordingly, stock options to purchase a weighted-average 1.8 million shares for each of the three months ended March 31, 2012 and 2011 were excluded from the calculation of diluted weighted-average common shares outstanding.

16.  Segment Information

The Company has two reportable segments organized according to its services and products: Preservation Services and Medical Devices. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. The Medical Devices segment includes external revenues from product sales of BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), PerClot, HemoStase, and revascularization technologies. There are no intersegment revenues.

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

	Three Months Ended March 31,

	2012	2011

Revenues:
Preservation services	$15,659	$15,674
Medical devices	16,454	14,429
Other[a]	188	93

Total revenues	32,301	30,196

Cost of preservation services and products:
Preservation services	8,496	9,196
Medical devices	2,513	2,496

Total cost of preservation services and products	11,009	11,692

Gross margin:
Preservation services	7,163	6,478
Medical devices	13,941	11,933
Other[a]	188	93

Total gross margin	$21,292	$18,504

The following table summarizes net revenues by product (in thousands):

	Three Months Ended March 31,

	2012	2011

Preservation services:
Cardiac tissue	$7,080	$6,534
Vascular tissue	8,579	9,140

Total preservation services	15,659	15,674

Products:
BioGlue and BioFoam	13,696	11,974
PerClot	644	660
HemoStase	--	1,795
Revascularization technologies	2,114	--

Total products	16,454	14,429

Other[a]	188	93

Total revenues	$32,301	$30,196

[a]	For the three months ended March 31, 2012 and 2011, the “Other” designation includes grant revenue.

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, preserves and distributes human tissues for transplantation and develops, manufactures, and commercializes medical devices for cardiac and vascular applications. The cardiac and vascular human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch tissue (“CryoPatch SG”), both processed using CryoLife’s proprietary SynerGraft® technology. CryoLife’s surgical sealants and hemostats include BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), and PerClot®, an absorbable powdered hemostat, which the Company distributes for Starch Medical, Inc. (“SMI”) in the European Community and other select international markets. CryoLife’s subsidiary, Cardiogenesis Corporation (“Cardiogenesis”), specializes in the treatment of coronary artery disease using a laser console system and single use, fiber-optic handpieces to treat patients with severe angina.

For the quarter ended March 31, 2012 CryoLife reported quarterly revenues of $32.3 million, the highest quarterly revenue performance ever for the Company. These quarterly revenues were led by a record $13.7 million in BioGlue revenues during the period and by the impact of the Company’s acquisition of Cardiogenesis in May 2011, which added to the revenue growth over the prior year period. BioGlue revenues during the first quarter increased more than 5% from the Company’s prior record of just under $13 million in the second quarter of 2008, and by 14% over the first quarter of 2011. This increase was due primarily to sales of BioGlue in Japan. The Company experienced increases in selling, general, and administrative expenses during the first quarter of 2012 as compared to the first quarter of 2011 primarily due to increased marketing expenses due to the expanded sales staff and increased advertising expenses and an increase in spending on lawsuits, partially offset by a decrease in business development expenses. See the “Results of Operations” section below for additional analysis of the results of operations for the three months ended March 31, 2012.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2011. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company did not experience any significant changes during the quarter ended March 31, 2012 in any of its Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements

In January 2012 the Company adopted Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which clarifies some existing concepts and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of ASU 2011-04 did not have a material effect on the Company’s financial condition, profitability, and cash flows.

In January 2012 the Company adopted ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and ASU 2011-12 related to presentation of comprehensive income in interim and annual financial statements. The adoption of ASU 2011-05 and ASU 2011-12 did not have a material effect on the Company’s financial condition, profitability, and cash flows.

In January 2012 the Company adopted ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. The adoption of ASU 2011-08 did not have a material effect on the Company’s financial condition, profitability, and cash flows.

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended March 31,		Revenues as a Percentage of Total Revenues for the Three Months Ended March 31,

	2012	2011	2012	2011

Preservation services:
Cardiac tissue	$7,080	$6,534	22%	22%
Vascular tissue	8,579	9,140	26%	30%

Total preservation services	15,659	15,674	48%	52%

Products:
BioGlue and BioFoam	13,696	11,974	42%	40%
PerClot	644	660	2%	2%
HemoStase	--	1,795	--%	6%
Revascularization technologies	2,114	--	7%	--%

Total products	16,454	14,429	51%	48%

Other	188	93	1%	--%

Total	$32,301	$30,196	100%	100%

Revenues increased 7% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. A detailed discussion of the changes in preservation services revenues, product revenues, and other revenues for the three months ended March 31, 2012 is presented below.

Preservation Services

Revenues from preservation services for the three months ended March 31, 2012 were comparable to revenues for the three months ended March 31, 2011. A decrease in vascular preservation services revenues was offset by an increase in cardiac preservation services revenues.

Preservation services revenues, particularly revenues for certain high demand tissues, can vary from quarter-to-quarter due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. The Company believes that preservation services revenues over the full year of 2012 will be consistent with revenues for the full year of 2011. See further discussion of any specific items affecting cardiac and vascular preservation services revenues for the three months ended March 31, 2012 below.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, increased 8% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily due to the aggregate impact of an increase in volume and tissue mix, which increased revenues by 5%, and by an increase in average service fees, which increased revenues by 3%.

The increase in revenues was primarily due to an increase in volume of cardiac valve shipments, partially offset by decreases in the volume of lower fee cardiac patch tissues. The Company believes that the increase in unit shipments of cardiac valves was due to the activities of its expanded sales staff, increased as a result of the Company’s acquisition of Cardiogenesis, and the Company’s ongoing physician education activities.

The increase in average service fees for the three months ended March 31, 2012 was due to an increase in the list fees charged for certain cardiac tissues in domestic markets and the routine negotiation of pricing contracts with certain customers.

Revenues from SynerGraft processed tissues, including the CryoValve SGPV and CryoPatch SG, accounted for 35% and 37% of total cardiac preservation services revenues for the three months ended March 31, 2012 and 2011, respectively. Domestic revenues accounted for 88% and 89% of total cardiac preservation services revenues for the three months ended March 31, 2012 and 2011, respectively.

Vascular Preservation Services

Revenues from vascular preservation services decreased 6% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease was primarily due to a 3% decrease in unit shipments of vascular tissues, which decreased revenues by 4% and a decrease in average service fees, which decreased revenues by 2%.

The decrease in vascular volume for the three months ended March 31, 2012 was primarily due to decreases in shipments of saphenous veins which decreased due to limited availability of certain high demand tissue types. These tissues are primarily distributed in domestic markets for use in peripheral vascular reconstruction surgeries to avoid limb amputations.

The decrease in average service fees for the three months ended March 31, 2012 was due in part to a list fee decrease for certain vascular tissues in 2012, fee differences due to physical characteristics of vascular tissues, and the routine negotiation of pricing contracts with certain customers.

Products

Revenues from products increased 14% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily due to revenues from revascularization technologies as a result of the Company’s acquisition of Cardiogenesis in the second quarter of 2011 and due to an increase in BioGlue revenues, partially offset by a decrease in HemoStase revenues. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; PerClot and HemoStase; and revascularization technologies is presented below.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 14% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily due to an 18% increase in the volume of milliliters sold, which increased revenues by 12% and by an increase in average service fees, which increased revenues by 3%, partially offset by the unfavorable impact of foreign exchange rates, which decreased revenues by 1%.

The increase in sales volume of surgical sealants for the three months ended March 31, 2012 was due to an increase in shipments of BioGlue in certain international markets, primarily Japan. The Company began shipping BioGlue to Japan in April 2011, following the Japanese approval of BioGlue for use in the repair of aortic dissections. Revenues from shipments to Japan for the three months ended March 31, 2012 were $1.2 million. These increases were partially offset by a slight volume decrease in the Company’s more mature domestic markets.

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

The Company’s sales of surgical sealants through its direct sales force to United Kingdom hospitals are denominated in British Pounds, and its sales to German hospitals and certain distributors are denominated in Euros and are therefore subject to changes in foreign exchange rates. If the exchange rates between the U.S. Dollar and the Euro or British Pound decline materially for the remainder of 2012 as compared to the corresponding periods in 2011, this would have a material adverse impact on the Company’s revenues denominated in these currencies.

Domestic revenues accounted for 60% and 68% of total BioGlue revenues for the three months ended March 31, 2012 and 2011, respectively. BioFoam sales accounted for less than 1% of surgical sealant sales for both the three months ended March 31, 2012 and 2011. BioFoam is currently approved for sale in certain international markets.

BioGlue is a mature product that has experienced increasing competitive pressures. Management believes that BioGlue sales volume in domestic markets will continue to be impacted by the factors discussed above. Surgical sealant sales into Europe in 2011 were affected by poor economic conditions in Europe and management believes that economic conditions in Europe could negatively impact sales during 2012. Management believes that international BioGlue sales will be positively impacted by increased shipments to Japan in 2012 as compared to the corresponding periods in 2011.

PerClot and HemoStase

Revenues from the sale of hemostats, consisting of PerClot and HemoStase, decreased 74% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The revenue decreases in the three months ended March 31, 2012 were primarily due to a decrease in hemostat sales volume in domestic markets, as discussed further below.

International hemostat revenues decreased 45% for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. This decrease was primarily due to a decrease in sales in certain international markets, particularly in Canada and South America due to large orders filled in the first quarter of 2011 in anticipation of a disruption in the availability of hemostats to the Company’s distributors in these countries beginning in 2011. This disruption was due to the Company’s planned March 2011 discontinuance of HemoStase sales subsequent to the termination of its Exclusive Distribution Agreement (“EDA”) for this product.

The decrease in domestic sales volume for the three months ended March 31, 2012 was due to the Company’s discontinuation of sales of HemoStase as discussed above. The Company recognized no domestic hemostat sales in the second, third, or fourth quarters of 2011 and in the first quarter of 2012, subsequent to the discontinuance of HemoStase sales, as PerClot is not yet approved for commercial distribution in domestic markets.

The Company will not be able to sell PerClot in the U.S. in future years unless and until U.S. Food and Drug Administration (“FDA”) approval is granted. On March 30, 2012 CryoLife refiled an investigational device exemption (“IDE”) with the FDA seeking approval to begin clinical trials for the purpose of obtaining Premarket Approval to distribute PerClot in the U.S.

Management believes that economic conditions in Europe could negatively impact hemostat sales in 2012. Poor economic conditions and their constraining effect on hospital budgets are expected to drive continued pricing pressures, especially due to the many hemostatic agents currently competing for market share in Europe. The Company’s sales of hemostats through its direct sales force to United Kingdom hospitals are denominated in British Pounds, and its sales to German hospitals and certain distributors are denominated in Euros and are therefore subject to changes in foreign exchange rates. If the exchange rates between the U.S. Dollar and the Euro or British Pound decline materially for the remainder of 2012 as compared to the corresponding periods in 2011, this would have a material adverse impact on the Company’s revenues denominated in these currencies.

Revascularization Technologies

Revenues from revascularization technologies for the three months ended March 31, 2012 were a result of the Company’s acquisition of Cardiogenesis in the second quarter of 2011. Revenues from revascularization technologies include revenues related to the sale of laser consoles, handpieces, and related products. Revascularization technologies revenues for the three months ended March 31, 2012 consisted primarily of handpiece sales.

Revenues from the sale of laser consoles accounted for 6% of total revascularization technologies revenues for the three months ended March 31, 2012. The amount of revenue from console sales can vary significantly from quarter-to-quarter due to the long lead time to generate sales of capital equipment and due to the higher selling price of consoles as compared to handpieces.

Other Revenues

Other revenues for the three months ended March 31, 2012 and 2011 included revenues related to funding allocated from U.S. Congress Defense Appropriations Conference Reports in 2005 through 2008, collectively the (“DOD Grants”). As of March 31, 2012 CryoLife has been awarded $6.1 million and has received a total of $5.4 million for the development of protein hydrogel technology, which the Company is currently developing for use in organ sealing. At March 31, 2012 CryoLife had $1.5 million included in deferred income on the Company’s Summary Consolidated Balance Sheet from the DOD Grants, of which $1.1 million remains in unspent cash advances recorded as cash and cash equivalents.

Cost of Preservation Services and Products

Cost of Preservation Services

	Three Months Ended March 31,

	2012	2011

Cost of preservation services	$8,496	$9,196
Cost of preservation services as a percentage of preservation services revenues	54%	59%

Cost of preservation services decreased 8% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

The decrease in cost of preservation services and the decrease in cost of preservation services as a percentage of preservation services revenues in the three months ended March 31, 2012 were primarily due to a decrease in the per unit cost of processing tissues. The decrease in the per unit cost of processing tissues in 2012 was largely a result of increased processing and packaging throughput, as fixed costs were allocated to a greater volume of processed tissues. The Company anticipates that cost of preservation services as a percentage of preservation services revenues for the remainder of 2012 will be more comparable to the corresponding prior year periods.

Cost of Products

	Three Months Ended March 31,

	2012	2011

Cost of products	$2,513	$2,496
Cost of products as a percentage of product revenues	15%	17%

Cost of products increased 1% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Cost of products in 2012 includes costs related to BioGlue, BioFoam, PerClot, and revascularization technologies, distributed by CryoLife’s subsidiary Cardiogenesis. Cost of products in 2011 includes costs related to BioGlue, BioFoam, PerClot, and HemoStase.

The increase in cost of products in the three months ended March 31, 2012 was primarily due the addition of revascularization technologies revenues and the increase in BioGlue sales volume, partially offset by the discontinuation of HemoStase sales.

The decrease in cost of products as a percentage of product revenues for the three months ended March 31, 2012 was primarily due to the discontinuation of HemoStase sales, as HemoStase had a higher cost as a percentage of revenue than BioGlue and revascularization technologies.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended March 31,

	2012	2011

General, administrative, and marketing expenses	$17,970	$14,291
General, administrative, and marketing expenses as a percentage of total revenues	56%	47%

General, administrative, and marketing expenses increased 26% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

The increase in general, administrative, and marketing expenses for the three months ended March 31, 2012 was primarily due to an increase in marketing expenses, including the costs of the Company’s expanded sales staff and increases in spending on advertising, and an increase in spending on lawsuits, primarily a lawsuit with CardioFocus, Inc. (“CardioFocus”) related to patent infringement by the Company’s Cardiogenesis laser products, partially offset by a decrease in business development expenses. The expense related to the CardioFocus lawsuit was due to legal fees as well as a $483,000 increase in legal reserve related to this lawsuit.

The Company expects that its general, administrative, and marketing expenses for the remainder of 2012 will be significantly higher than in the comparative periods in 2011 due to legal expenses related to its ongoing litigation. If a judgment is rendered against the Company or if the Company enters into a settlement agreement related to the CardioFocus lawsuit for more than the $933,000 accrued related to this litigation, then the Company will need to record additional expenses, which could materially adversely impact general, administrative, and marketing expenses. See also Part II, Item I, “Legal Proceedings.”

The Company continues to evaluate potential business development opportunities and will continue to incur costs related to these activities in 2012, which may be material. The Company expects that it will incur additional general, administrative, and marketing expenses in the first half of 2012 related to its expanded sales staff and the ongoing operations of Cardiogenesis, which were not part of the Company’s business until May 2011.

Research and Development Expenses

	Three Months Ended March 31,

	2012	2011

Research and development expenses	$1,693	$1,766
Research and development expenses as a percentage of total revenues	5%	6%

Research and development expenses decreased 4% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Research and development spending in these periods was primarily focused on PerClot, the Company’s SynerGraft tissues and products, and BioFoam. The Company expects that research and development spending for the full year of 2012 will increase compared to the full year of 2011 due to planned increases in spending on clinical studies related to PerClot, BioFoam, and revascularization technologies.

Other Income and Expenses

Interest expense was $65,000 and $30,000 for the three months ended March 31, 2012 and 2011, respectively. Interest expense for the three months ended March 31, 2012 and 2011 was primarily due to interest incurred related to the Company’s debt and income taxes.

Interest income was $2,000 and $9,000 for the three months ended March 31, 2012 and 2011, respectively. Interest income for the three months ended March 31, 2012 and 2011 was primarily due to interest earned on the Company’s cash and investments.

Earnings

	Three Months Ended March 31,

	2012	2011

Income before income taxes	$1,581	$2,535
Income tax expense	590	869

Net income	$991	$1,666

Diluted income per common share	$0.04	$0.06

Diluted weighted-average common shares outstanding	27,530	27,720

Income before income taxes decreased 38% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease in income before income taxes for the three months ended March 31, 2012 was primarily impacted by an increase in general, administrative, and marketing expenses, partially offset by increases in revenues, as discussed above.

The Company’s effective income tax rate was approximately 37% and 34% for the three months ended March 31, 2012 and 2011, respectively.

Net income and diluted income per common share for the three months ended March 31, 2012 decreased compared to the corresponding period in 2011 due to the decrease in income before income taxes, adjusted by the effect of income tax expense, as discussed above.

Diluted income per common share could be unfavorably impacted in future periods by the issuance of additional shares of common stock and favorably impacted by the Company’s repurchase of its common stock. Stock repurchases are impacted by many factors, including: stock price, available funds, and competing demands for such funds, and as a result, may be suspended or discontinued at any time.

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

Liquidity and Capital Resources

Net Working Capital

At March 31, 2012 net working capital (current assets of $84.5 million less current liabilities of $20.8 million) was $63.7 million, with a current ratio (current assets divided by current liabilities) of 4 to 1, compared to net working capital of $62.4 million and a current ratio of 4 to 1 at December 31, 2011.

Overall Liquidity and Capital Resources

The Company’s cash requirements for the three months ended March 31, 2012 included cash for general working capital needs and repurchases of the Company’s common stock. The Company funded its cash requirements primarily through its existing cash reserves and its operating activities, which generated cash during the period.

CryoLife’s credit agreement with GE Capital (the “GE Credit Agreement”) provides revolving credit for working capital, acquisitions, and other corporate purposes. The borrowing capacity under the GE Credit Agreement is $20.0 million (including a letter of credit subfacility) and the GE Credit Agreement expires October 28, 2014. The borrowing capacity may be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. As a result, these funds will not be available to meet the Company’s liquidity needs during the term of the GE Credit Agreement and, as such, have been recorded as restricted securities on the Company’s Summary Consolidated Balance Sheets. Also, the GE Credit Agreement requires that, after giving effect to a stock repurchase, the Company maintain liquidity, as defined in the agreement, of at least $20.0 million. As of March 31, 2012 the outstanding balance under the GE Credit Agreement was zero and $19.8 million was available for borrowing.

In the three months ended March 31, 2012 the Company purchased approximately 282,000 shares of its common stock for an aggregate purchase price of $1.5 million. As of March 31, 2012 the Company had $12.1 million in remaining authorizations under common stock repurchase programs authorized by the Company’s Board of Directors. The purchase of shares may be made from time to time in the open market or through privately negotiated transactions, on such terms as management deems appropriate, and will be dependent upon various factors, including: price, regulatory requirements, and other market conditions. The Company expects to have sufficient working capital and cash flows from operations to fund its common stock repurchases.

The Company’s cash equivalents include advance funding received under the DOD Grants for the continued development of protein hydrogel technology. As of March 31, 2012 $1.1 million of the Company’s cash equivalents were related to these DOD Grants, which must be used for the specified purposes. As of March 31, 2012 less than 5% of the Company’s cash and cash equivalents were held in foreign jurisdictions.

The Company has agreed to provide funding of up to $2.0 million in debt financing to ValveXchange, Inc. (“ValveXchange”) through a revolving credit facility. The Company cannot currently anticipate if or when ValveXchange may draw funding from this credit facility.

The Company believes that its anticipated cash from operations and existing cash and cash equivalents will enable the Company to meet its current operational liquidity needs for at least the next twelve months. The Company’s future cash requirements may include cash to fund clinical trials, including the PerClot and Cardiogenesis clinical trials, to fund other business development activities, to fund the CardioFocus, Inc. (“CardioFocus”) litigation, discussed further below, and the Medafor litigation, to purchase license agreements, for general working capital needs, to fund the ValveXchange revolving credit facility, to repurchase the Company’s common stock, and for other corporate purposes. The Company expects that these items will have a significant impact on its cash flows in the remainder of 2012. The Company expects to seek additional borrowing capacity or financing pursuant to its shelf registration statement to fund additional significant business development activities or other future cash requirements, and will be required to obtain such funding or financing to fund any significant future business development activities. The Company acquired net operating loss carryforwards from its acquisition of Cardiogenesis that the Company believes will reduce required cash payments for federal income taxes by approximately $800,000 for the 2012 tax year.

Liability Claims

CryoLife’s subsidiary, Cardiogenesis, is currently engaged in a lawsuit with CardioFocus related to patent infringement by the Company’s Cardiogenesis laser products. Based on management’s analysis of the expert damages reports submitted by CardioFocus and Cardiogenesis, the Company believes that the appropriate range for damages if Cardiogenesis is found to infringe the CardioFocus patents is between $933,000 and $5.0 million, before prejudgment interest is calculated. CardioFocus has stated that it believes its damages are $10.0 million. As of March 31, 2012 the Company had an accrual of $933,000 recorded in accrued expenses on its Summary Consolidated Balance Sheet related to its lawsuit with CardioFocus. The amount accrued does not represent cash set aside. The timing of future payments related to the accrual is dependent on when judgments are rendered and/or settlements are reached. Should payments related to the accrual be required, these monies would have to be paid from liquid assets and the amounts paid could be material. Actual amounts required could vary significantly from the amount accrued. See also Part II, Item I, “Legal Proceedings.”

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2012 as compared to $3.9 million for the three months ended March 31, 2011. The decrease in cash provided in the current year period is primarily due to the effect of working capital needs, which had an unfavorable impact on cash during the period.

The Company uses the indirect method to prepare its cash flow statement and, accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items and for changes in operating assets and liabilities from the prior year end. For the three months ended March 31, 2012 these non-cash items included a favorable $1.4 million in depreciation and amortization expenses and $753,000 in non-cash stock based compensation.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2012 these changes included unfavorable adjustments of $802,000 due to the timing differences between the recording of revenue and the receipt of cash, $736,000 due to increases in deferred preservation costs and inventory balances, and $151,000 due to the timing differences between the recording of accounts payable, accrued expenses, and other liabilities and the actual payment of cash.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $789,000 for the three months ended March 31, 2012 as compared to $295,000 for the three months ended March 31, 2011. The current year cash used was primarily due to capital expenditures of $700,000.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $1.6 million for the three months ended March 31, 2012 as compared to $1.5 million for the three months ended March 31, 2011. The current year cash used was primarily due to $1.6 million in purchases of treasury stock, largely related to the Company’s publicly announced stock repurchase plan.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of March 31, 2012 are as follows (in thousands):

		Remainder of 2012
	Total		2013	2014	2015	2016	Thereafter
Operating leases	$26,215	$1,786	$2,618	$2,610	$2,594	$2,636	$13,971
Purchase commitments	8,162	2,702	3,580	1,880	--	--	--
Research obligations	4,671	2,139	1,445	1,058	29	--	--
PerClot contingent payments	2,000	500	--	1,500	--	--	--
Compensation payments	1,985	--	992	993	--	--	--

Total contractual obligations	$43,033	$7,127	$8,635	$8,041	$2,623	$2,636	$13,971

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

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a pending settlement agreement or other contractual obligation and (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $2.0 million, because the Company cannot make a reasonably reliable estimate of the amount and period of related future payments as no specific assessments have been made for specific litigation or by any taxing authorities.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2012 were $700,000 compared to $274,000 for the three months ended March 31, 2011. Capital expenditures in the three months ended March 31, 2012 were primarily related to the routine purchases of manufacturing, tissue processing, computer, and office equipment; computer software; and renovations to the Company’s corporate headquarters needed to support the Company’s business.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

—	Expectations regarding the accounting treatment and costs of certain transactions;

—	Expectations regarding the renewal of certain contracts;

—	Expectations regarding net operating loss carryforwards and the related impact on the Company’s taxes;

—	Expectations regarding the attainment of the performance component of 2012 equity grants;

—	Expectations regarding the recognition of expenses related to equity grants;

—	The Company’s belief that preservation services revenues over the full year of 2012 will be consistent with revenues for the full year of 2011;

—	Anticipated impact of changes in interest rates and foreign currency exchange rates;

—	Management’s beliefs regarding BioGlue sales volume in domestic and international markets and the factors impacting such sales;

—	Management’s beliefs regarding hemostat sales in 2012 and the factors impacting such sales;

—	Anticipated cost of preservation services as a percentage of preservation services revenues;

—	Expectations regarding general, administrative, and marketing expenses for the remainder of 2012 and the factors impacting such costs;

—	The Company’s expectations that research and development expenses for the full year of 2012 will increase compared to 2011;

—	Expectations regarding business development opportunities and related costs;

—	The Company’s beliefs regarding the seasonal nature of the demand for some of its preservation services and products;

—	The Company’s expectation that it will have sufficient working capital and cash flows from operations to fund its common stock repurchases;

—	The Company’s belief that it will have sufficient cash to meet its operational liquidity needs for at least the next twelve months;

—	Expectations regarding the Company’s future cash requirements and the impact of certain items on the Company’s cash flows;

—	The Company’s expectation to seek additional borrowing capacity or financing to fund additional significant business development activities or other future cash requirements;

—	The Company’s expectation that it will receive FDA approval for PerClot no later than 2014;

—	The Company’s expectation that it will terminate its minimum purchase requirements for PerClot after the product receives FDA approval;

—	Estimated liability for uncertain tax positions and interest and penalties;

—	The Company’s expectations regarding the timing of court rulings in its legal proceedings and the length of various stages of legal proceedings;

—	The Company’s intentions with respect to lawsuits and the expected impact of current litigation;

—	The Company’s strategies and defenses with respect to lawsuits and estimates regarding possible damages;

—	Expectations regarding the impact of new accounting pronouncements; and

—	Other statements regarding future plans and strategies, anticipated events, or trends.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risk factors set forth under Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2011, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks and Uncertainties

The risks and uncertainties which might impact the forward-looking statements and the Company, its ability to continue as a going concern, and the trading value of its common stock include concerns that:

—	We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting this product;

—	The continued introduction into the market of products that compete with BioGlue could have an irreversible adverse impact on our sales of BioGlue;

—	Our BioGlue patent expires in the U.S. in mid-2012 and in the rest of the world in mid-2013;

—	We are currently involved in significant litigation with Medafor and that litigation cost has had, and is likely to continue to have, a material adverse impact on our profitability;

—

Our tissues and products allegedly have caused, and may in the future cause, injury to patients, and we have been, and may in the future be, exposed to tissue processing and product liability claims, including one currently outstanding product liability lawsuit, and additional regulatory scrutiny as a result;

—

Cardiogenesis Corporation, our wholly owned subsidiary, has been named as a defendant in a patent infringement lawsuit, and costly litigation may be necessary to protect or defend its intellectual property rights, and an adverse judgment in this litigation;

—

Our investment in Medafor has been impaired due to Medafor’s termination of our exclusive distribution agreement with Medafor and our investment could be further impaired by risks associated with Medafor’s business or by Medafor’s actions, which could have a material adverse impact on our financial condition and profitability;

—

Medafor has filed counter-claims against us with respect to our lawsuit against Medafor, and if Medafor is successful in its claims, our revenues and profitability may be materially, adversely impacted;

—

We will not fully realize the benefit of our investment in our distribution and license and manufacturing agreements with Starch Medical, Inc. unless we are able to obtain FDA approval for PerClot in the U.S., which will require an additional commitment of funds;

—

The receipt of impaired materials or supplies that do not meet our standards or the recall of materials or supplies by our vendors or suppliers could have a material adverse impact on our revenues, financial condition, profitability, and cash flows;

—

Our sales are impacted by challenging domestic and international economic conditions and their constraining effect on hospital budgets and demand for our tissues and products could decrease in the future, which could have a material adverse impact on our business;

—	Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse impact on us;

—	The loss of any of our sole-source suppliers could have a material adverse impact on our revenues, financial condition, profitability, and cash flows;

—	We may be unsuccessful in our efforts to market and sell PerClot in the U.S. and internationally;

—	We have inherited risks and uncertainties related to Cardiogenesis’ business;

—

We may expand through acquisitions, or licenses of, or investments in, other companies or technologies, which may result in additional dilution to our stockholders and consume resources that may be necessary to sustain our business;

—

We may not realize the anticipated benefits from acquisitions and we may find it difficult to integrate recent or potential future acquisitions of technology or business combinations, which could disrupt our business, dilute stockholder value, and adversely impact our operating results;

—

We are subject to stringent domestic and foreign regulation which may impede the approval process of our tissues and products, hinder our development activities and manufacturing processes, and, in some cases, result in the recall or seizure of previously cleared or approved tissues and products;

—

Our HemoStase sales ceased in late March 2011, and we will not be able to participate in the hemostats market in the U.S. or other markets where we lack regulatory approval unless we can obtain FDA or other regulatory approval for PerClot;

—	We may not be successful in obtaining necessary clinical results and regulatory approvals for services and products in development, and our new services and products may not achieve market acceptance;

—	Uncertainties related to patents and protection of proprietary technology may adversely impact the value of our intellectual property;

—	Intense competition may impact our ability to operate profitably;

—	If we are not successful in expanding our business activities in international markets, we may be unable to increase our revenues;

—	We are dependent on the availability of sufficient quantities of tissue from human donors;

—	Key growth strategies may not generate the anticipated benefits;

—	Investments in new technologies and acquisitions of products or distribution rights may not be successful;

—	Regulatory action outside of the U.S. has affected our business in the past and may affect our business in the future;

—

Consolidation in the healthcare industry could continue to result in demands for price concessions, limits on the use of our tissues and products, and limitations on our ability to sell to certain of our significant market segments;

—	Extensive government regulations may adversely impact our ability to develop and market services and products;

—	The success of many of our tissues and products depends upon strong relationships with physicians;

—	Our existing insurance policies may not be sufficient to cover our actual claims liability;

—	We may be unable to obtain adequate insurance at a reasonable cost, if at all;

—	We are not insured against all potential losses. Natural disasters or other catastrophes could adversely impact our business, financial condition, and profitability;

—	Our credit facility, which expires in October of 2014, limits our ability to pursue significant acquisitions;

—	Our ability to borrow under our credit facility may be limited;

—	Continued fluctuation of foreign currencies relative to the U.S. dollar could materially adversely impact our business;

—	Rapid technological change could cause our services and products to become obsolete;

—	Our CryoValve SGPV post-clearance study may not provide expected results;

—	Our investment in ValveXchange, Inc. may become impaired, which could have a material adverse impact on our earnings; and

—	We are dependent on our key personnel.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $21.1 million and restricted securities of $5.0 million and interest paid on the Company’s variable rate line of credit as of March 31, 2012. A 10% adverse change in interest rates as compared to the rates experienced by the Company in the three months ended March 31, 2012, affecting the Company’s cash and cash equivalents, restricted securities, and line of credit would not have a material impact on the Company’s financial position, profitability, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2012 affecting the Company’s balances denominated in foreign currencies would not have had a material impact on the Company’s financial position or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by the Company for the three months ended March 31, 2012 affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material impact on the Company’s financial position, profitability, or cash flows.

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

Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of March 31, 2012 the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2012 there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Medafor

As previously reported, CryoLife filed a lawsuit against Medafor, Inc. (“Medafor”) in 2009 in the U.S. District Court for the Northern District of Georgia (“Georgia Court”). In 2010 Medafor filed counterclaims against CryoLife. Written discovery began in this case on October 8, 2010. On July 5, 2011 the Georgia Court appointed a Discovery Special Master to manage and supervise discovery pursuant to a Joint Motion for Appointment of Special Master filed by the parties. Pursuant to that appointment, the parties have met repeatedly with the Special Master regarding discovery issues, and the Special Master has ruled on a number of discovery motions brought by the parties. Depositions have been taken by both parties, and depositions will continue through September 14, 2012, the date on which the Georgia Court has ordered that non-expert discovery end. On April 10, 2012 the parties attended a status conference with the Georgia Court, and at that status conference, the Georgia Court reaffirmed September 14, 2012 as the end of non-expert discovery and instructed that trial will commence in April 2013.

The parties engaged in court-ordered mediation on March 22 and 23, 2012. At the April 10, 2012 scheduling conference the Georgia Court ordered the parties to attend an additional mediation session on May 11, 2012. The parties subsequently agreed that the additional mediation session occur on June 8 and 9, 2012 instead.

CryoLife intends to defend itself vigorously in this action. At this time CryoLife is unable to predict the outcome of this matter; however, management believes that the outcome of this matter will not have a material adverse effect on CryoLife’s financial condition, profitability, or cash flows. Nonetheless, as this matter is ongoing, there is no assurance that this matter will be resolved favorably by CryoLife or will not result in a material liability to CryoLife, which could have a material adverse impact on CryoLife’s financial condition, profitability, and cash flows.

As previously reported, on July 14, 2011 Medafor filed a lawsuit against CryoLife in the U.S. District Court for the District of Minnesota (“Minnesota Court”). On March 30, 2012 the Minnesota Court granted CryoLife’s motion to dismiss this lawsuit, although it did grant Medafor 30 days to file an amended lawsuit.

CardioFocus

As previously reported, in 2008 CardioFocus, Inc. (“CardioFocus”) filed a complaint in the U.S. District Court for the District of Massachusetts (“Massachusetts Court”) against Cardiogenesis Corporation (“Cardiogenesis”) and a number of other companies. In the complaint, CardioFocus alleges that Cardiogenesis and the other defendants had previously violated patent rights allegedly held by CardioFocus directed to the use of holmium-doped YAG lasers in connection with low-hydroxyl content silica fibers for use in performing surgery. All of the asserted patents have now expired, and the Company is the sole remaining defendant in the action. CardioFocus seeks as damages a reasonable royalty pursuant to the Georgia Pacific factors for Cardiogenesis’ sales of its accused products, namely, the SolarGen, TMR, and New Star lasers and lasers systems, during the period 2002 to 2007.

Since the filing of the lawsuit in February of 2008, Cardiogenesis has filed numerous requests for reexamination of the two remaining patents being asserted against Cardiogenesis with the U.S. Patent and Trademark Office (“USPTO”). Through these reexaminations three asserted claims from two patents have survived. Specifically, Claim 2 of U.S. Patent No. 6,547,780 (the “‘780 Patent”) and Claims 2 and 7 of U.S. Patent No. 5,843,073 (the “‘073 Patent”) were confirmed by the USPTO. Notwithstanding the confirmation of the asserted claims, CryoLife and Cardiogenesis believe that significant issues concerning the validity, enforceability, and non-infringement of the asserted patents continue to exist. As a result, in late 2011 and early 2012 Cardiogenesis petitioned the USPTO to reconsider its denial of Cardiogenesis’ additional reexamination requests for three claims of the two patents in question that CardioFocus alleges Cardiogenesis infringes. The USPTO has not ruled on these petitions.

On August 15, 2011 at the request of both parties, the Massachusetts Court lifted a stay that had been in effect because of prior USPTO reexaminations of the asserted patents and entered a Scheduling Order. Pursuant to the Scheduling Order, a claims construction hearing or so-called “Markman Hearing” occurred on October 21, 2011. On November 3, 2011 the Massachusetts Court issued a claim construction ruling that construed certain claim terms in favor of CardioFocus’ position. On November 14, 2011 Cardiogenesis filed a motion for reconsideration of the Massachusetts Court’s construction of certain claim terms.

Discovery in the matter is now complete. In March 2012 both parties filed certain motions for summary judgment with the Massachusetts Court. CardioFocus filed a motion for summary judgment precluding Cardiogenesis’ equitable defenses of laches, estoppel, acquiescence, ratification, unclean hands and/or waiver, and a motion for summary judgment of no inequitable conduct. Cardiogenesis filed motions for summary judgment of invalidity based on obviousness, laches, and for non-infringement. On April 19, 2012 the Massachusetts Court granted CardioFocus’ summary judgment motions and denied Cardiogenesis’ summary judgment motions. In addition, the Massachusetts Court denied Cardiogenesis’ motion to reconsider the Massachusetts Court’s earlier Markman ruling that occurred on November 3, 2011.

Based on these rulings, Cardiogenesis’ defenses at trial, which is scheduled to begin June 18, 2012, are limited. Cardiogenesis’ primary defenses at trial will be that it did not infringe the three claims contained in the ‘780 Patent and ‘073 Patent, and that the claims in these two patents are obvious and invalid. In the event that Cardiogenesis is found by a jury to have infringed any of the three claims contained in the ‘780 Patent and ‘073 Patent, the jury will also have to determine the amount of damages based on the Georgia Pacific factors. Based on management’s analysis of the expert damages reports submitted by the two parties, the Company believes that the appropriate range for damages if Cardiogenesis is found to infringe the CardioFocus patents is between $933,000 and $5.0 million, before prejudgment interest is calculated. CardioFocus has stated that it believes its damages are $10.0 million. Cardiogenesis intends to defend itself vigorously in this action. At this time, neither CryoLife nor Cardiogenesis is able to predict the outcome of this matter; however, management believes that based on the Massachusetts Court’s most recent rulings on April 19, 2012 that it is appropriate for CryoLife to reserve to the low end of the range of damages of $933,000 as there is no best estimate due to the uncertainty of a trial. Because of the uncertainty of how the Court will rule on the pre-trial motions regarding evidence that will be allowed to be presented at trial and the fact that a jury will ultimately hear this matter and make the final determination, it is highly uncertain as to what the ultimate result of the trial will be. In the event that it is determined that Cardiogenesis infringed CardioFocus’ patents and the damages to be awarded are materially higher than the Company’s reserve of $933,000, this matter will have a material adverse effect on CryoLife’s financial condition, profitability, and cash flows.

Item 1A.  Risk Factors.

There have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended March 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
01/01/2012 - 01/31/2012	120,841	$5.19	120,841	$12,946,940
02/01/2012 - 02/29/2012	96,069	5.76	30,611	12,780,093
03/01/2012 - 03/31/2012	130,930	5.32	130,930	12,083,798

Total	347,840	5.40	282,382	12,083,798

On June 1, 2010 the Company announced that its Board of Directors had authorized the purchase of up to $15.0 million of its common stock over the course of the following two years. On November 1, 2011 the Company announced that its Board of Directors had authorized the Company’s purchase of $15.0 million of its common stock through December 31, 2012, which included approximately $7.7 million remaining from the June 1, 2010 repurchase program and an additional $7.3 million, for a total authorization of $22.3 million. The purchase of shares may be made from time to time in the open market or through privately negotiated transactions, on such terms as management deems appropriate, and will be dependent upon various factors, including: price, regulatory requirements, and other market conditions. The purchase of shares may be made from time to time in the open market or through privately negotiated transactions, on such terms as management deems appropriate, including pursuant to Rule 10b5-1 plans, at management’s discretion, and will be dependent upon various factors, including: price, regulatory requirements, and other market conditions. Under the Company’s credit agreement with GE Capital, the Company is required, after giving effect to stock repurchases, to maintain liquidity, as defined within the agreement, of at least $20.0 million.

The common shares purchased that were not part of a publically announced plan or program were tendered to the Company in payment of the exercise price of outstanding options and taxes on stock compensation.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other information.

None.

Item 6.  Exhibits.

The exhibit index can be found below.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-3 filed February 22, 2012.)

3.2	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 27, 2011.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

4.2	First Amended and Restated Rights Agreement, dated as of November 2, 2005, between CryoLife, Inc. and American Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 3, 2005.)

10.1	Form of Performance Share Agreement with Named Executive Officers. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2012.)

31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

April 26, 2012
DATE