Form 10-Q
period 2012-06-30
CRYOLIFE INC
filed 2012-07-31
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common Stock, $.01 par value per share	27,452,507 Shares

Part I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(Unaudited)		(Unaudited)
Revenues:
Preservation services	$16,313	$14,688	$31,972	$30,362
Products	16,696	14,580	33,150	29,009
Other	179	111	367	204

Total revenues	33,188	29,379	65,489	59,575

Cost of preservation services and products:
Preservation services	9,144	8,164	17,640	17,360
Products	2,673	2,162	5,186	4,658

Total cost of preservation services and products	11,817	10,326	22,826	22,018

Gross margin	21,371	19,053	42,663	37,557

Operating expenses:
General, administrative, and marketing	13,871	13,659	31,841	27,950
Research and development	1,670	1,643	3,363	3,409

Total operating expenses	15,541	15,302	35,204	31,359

Operating income	5,830	3,751	7,459	6,198

Interest expense	52	37	117	67
Interest income	(1)	(3)	(3)	(12)
Other expense (income), net	174	(62)	159	(171)

Income before income taxes	5,605	3,779	7,186	6,314
Income tax expense	2,271	1,959	2,861	2,828

Net income	$3,334	$1,820	$4,325	$3,486

Income per common share:
Basic	$0.12	$0.06	$0.16	$0.12

Diluted	$0.12	$0.06	$0.15	$0.12

Weighted-average common shares outstanding:
Basic	26,864	27,385	27,022	27,385
Diluted	27,177	27,745	27,362	27,729

Net Income	$3,334	$1,820	$4,325	$3,486
Other comprehensive income (loss)	6	(6)	8	10

Comprehensive income	$3,340	$1,814	$4,333	$3,496

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2012	December 31, 2011

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,999	$21,705
Restricted securities	312	312
Trade receivables, net	17,409	15,767
Other receivables	7,320	1,738
Deferred preservation costs	28,535	29,039
Inventories	9,672	7,320
Deferred income taxes	3,982	5,247
Prepaid expenses and other	3,976	2,742

Total current assets	75,205	83,870

Property and equipment, net	12,069	12,308
Investment in equity securities	6,248	6,248
Restricted cash and securities	5,000	5,000
Goodwill	11,790	4,220
Patents, net	2,349	2,739
Trademarks and other intangibles, net	22,818	17,656
Deferred income taxes	18,229	13,265
Other	2,801	2,558

Total assets	$156,509	$147,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,149	$4,370
Accrued compensation	3,456	3,946
Accrued procurement fees	3,952	3,982
Accrued expenses and other	7,649	7,269
Deferred income	1,625	1,890

Total current liabilities	24,831	21,457

Other	7,524	4,869

Total liabilities	32,355	26,326

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock (issued shares of 30,103 in 2012 and 30,067 in 2011)	301	301
Additional paid-in capital	135,709	135,003
Retained earnings (deficit)	3,288	(1,037)
Accumulated other comprehensive income (loss)	2	(6)
Treasury stock at cost (shares of 2,687 in 2012 and 2,265 in 2011)	(15,146)	(12,723)

Total shareholders’ equity	124,154	121,538

Total liabilities and shareholders’ equity	$156,509	$147,864

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2012	2011

	(Unaudited)
Net cash flows from operating activities:
Net income	$4,325	$3,486

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,735	2,195
Non-cash compensation	1,496	1,444
Deferred income taxes	1,264	434
Other non-cash adjustments to income	457	210

Changes in operating assets and liabilities:
Receivables	(6,711)	(560)
Deferred preservation costs and inventories	(1,293)	3,114
Prepaid expenses and other assets	(1,256)	(1,028)
Accounts payable, accrued expenses, and other liabilities	3,911	(1,403)

Net cash flows provided by operating activities	4,928	7,892

Net cash flows from investing activities:
Acquisition of Hemosphere, net of cash acquired	(17,055)	—
Acquisition of Cardiogenesis, net of cash acquired	—	(21,062)
Capital expenditures	(1,548)	(1,186)
Other	(723)	(108)

Net cash flows used in investing activities	(19,326)	(22,356)

Net cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	146	415
Repurchases of common stock	(3,389)	(1,572)
Other	(74)	(58)

Net cash flows used in financing activities	(3,317)	(1,215)

Decrease in cash and cash equivalents	(17,715)	(15,679)

Effect of exchange rate changes on cash	9	(17)
Cash and cash equivalents, beginning of period	21,705	35,497

Cash and cash equivalents, end of period	$3,999	$19,801

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2011 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company records certain financial instruments at fair value, including: cash equivalents, certain marketable securities, and certain restricted securities. These financial instruments are discussed in further detail in the notes below. The Company may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis, although as of June 30, 2012 the Company has not chosen to make any such elections. Fair value financial instruments are recorded in accordance with the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels.

The following is a summary of the Company’s financial instruments measured at fair value (in thousands):

June 30, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$1,811	$—	$1,811
Restricted securities:
Money market funds	—	312	—	312

Total assets	—	2,123	—	2,123

Long-term liabilities:
Contingent consideration	—	—	(1,865)	(1,865)

Total liabilities	—	—	(1,865)	(1,865)

Net assets (liabilities)	$—	$2,123	$(1,865)	$258

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$7,334	$—	$7,334
Restricted securities:
Money market funds	—	5,312	—	5,312

Total assets	$—	$12,646	$—	$12,646

The Company used prices quoted from its investment management companies to determine the Level 2 valuation of its investments in money market funds and securities. The Company recorded contingent consideration, classified as Level 3, as a result of its acquisition of Hemosphere, Inc. (“Hemosphere”) in May 2012. Refer to Note 4 for further discussion of the Level 3 contingent consideration liability. Changes in fair value of Level 3 liabilities are listed below (in thousands):

Contingent Consideration
Balance as of December 31, 2011	$—
Discounted value of contingent consideration at acquisition	1,840
Loss on revaluation of contingent consideration	25

Balance as of June 30, 2012	$1,865

The Company also measures certain non-financial assets at fair value on a non-recurring basis when applying accounting for business combinations or when asset impairments are recorded. The Company uses the fair value hierarchy to value these assets and reports these fair values in the periods in which they are recorded or written down. During the quarter ended June 30, 2012 the Company initially recorded certain non-financial assets at fair value related to the acquisition of Hemosphere. Refer to the discussion of the inputs and methods used in the non-recurring valuation of the Company’s assets acquired from Hemosphere in Note 4. During the year ended December 31, 2011 the Company initially recorded certain non-financial assets at fair value related to the acquisition of Cardiogenesis Corporation (“Cardiogenesis”). Refer to the discussion of the inputs and methods used in the non-recurring valuation of the Company’s assets acquired from Cardiogenesis in Note 6. No non-financial assets were measured at fair value on a non-recurring basis after initial recognition in the Company’s Summary Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

3.   Cash Equivalents and Restricted Cash and Securities

The following is a summary of cash equivalents and restricted cash and securities (in thousands):

June 30, 2012	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$1,811	$—	$1,811
Restricted cash and securities:
Cash	5,000	—	5,000
Money market funds	312	—	312

December 31, 2011
Cash equivalents:
Money market funds	$7,334	$—	$7,334
Restricted securities:
Money market funds	5,312	—	5,312

As of June 30, 2012 and December 31, 2011 $312,000 of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating to international tax obligations. As of June 30, 2012 $5.0 million of the Company’s cash was designated as long-term restricted cash and securities due to a financial covenant requirement under the Company’s credit agreement with General Electric Capital Corporation (“GE Capital”) as discussed in Note 12. As of December 31, 2011 $5.0 million of the Company’s money market funds were designated as long-term restricted cash and securities under the same covenant. This restriction lapses upon expiration of the credit agreement with GE Capital on October 28, 2014.

There were no material realized gains or losses on cash equivalents in the six months ended June 30, 2012 and 2011. As of June 30, 2012 $312,000 of restricted securities had a maturity date of between three months and one year. As of December 31, 2011 $5.0 million of the Company’s restricted securities had no maturity date, and $312,000 of restricted securities had a maturity date within three months.

4.  Hemosphere Acquisition

Overview

On May 16, 2012 CryoLife completed its acquisition of 100% of the outstanding equity of Hemosphere, a privately held company, for $17.1 million in cash, an additional $3.1 million to pay for cash acquired, and contingent consideration with a fair value estimated to be approximately $1.8 million at acquisition, for a total purchase price of approximately $22.0 million. CryoLife used cash on hand to fund the transaction and operates Hemosphere as a wholly owned subsidiary.

Hemosphere is the developer and marketer of the Hemodialysis Reliable Outflow Graft (“HeRO® Graft”), a proprietary graft-based solution for end-stage renal disease hemodialysis patients with limited access options and central venous obstruction. Hemosphere markets the HeRO Graft for end-stage renal disease in certain hemodialysis patients. CryoLife believes that the HeRO Graft will fit well into its product portfolio of medical devices for cardiac and vascular surgery and believes that there is a significant opportunity for CryoLife’s sales team to leverage their strong relationships with vascular surgeons to introduce and to expand utilization of the HeRO Graft in the U.S.

Contingent Consideration

As of the acquisition date, CryoLife recorded a contingent liability of $1.8 million in other long-term liabilities on its Summary Consolidated Balance Sheet, representing the estimated fair value of the contingent consideration expected to be paid to the former shareholders of Hemosphere upon the achievement of certain revenue-based milestones. The acquisition agreement provides for a maximum of $4.5 million in future consideration payments through December 2015 based on specified sales targets.

The fair value of the contingent consideration liability was estimated by discounting, to present value, the contingent payments expected to be made based on a probability-weighted scenario approach. The Company applied a risk-based estimate of the probability of achieving each scenario and then applied a cost of debt based discount rate of 8%. This fair value measurement is based on unobservable inputs, including management estimates and assumptions, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 2 above. The Company will re-measure this liability at each reporting date and will record changes in the fair value of the contingent consideration in other expense (income) on the Company’s Consolidated Statement of Operations and Comprehensive Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of Company revenue estimates.

Accounting for the Transaction

The Company has recorded a preliminary allocation of the $22.0 million purchase price to Hemosphere’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of May 16, 2012. Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired, and is not deductible for tax purposes. Goodwill from this transaction has been allocated to the Company’s medical devices segment. The preliminary purchase price allocation is as follows (in thousands):

Opening Balance Sheet
Cash and cash equivalents	$3,140
Receivables	653
Inventories	554
Intangible assets	5,790
Goodwill	7,570
Net deferred tax assets	4,963
Other assets	330
Liabilities assumed	(965)

Total purchase price	$22,035

The preliminary allocation of the purchase price to intangible assets is based on preliminary valuations performed to determine the fair value of such assets as of the acquisition date. The Company may adjust the amounts recorded as of June 30, 2012 to reflect any revised evaluations of the assets acquired or liabilities assumed.

CryoLife incurred approximately $1.0 million in transaction and integration costs related to the acquisition in the six months ended June 30, 2012. These costs are expensed as incurred and are primarily recorded as general, administration, and marketing expenses on the Company’s Summary Consolidated Statement of Operations and Comprehensive Income.

Pro Forma Results

Hemosphere’s revenues of $635,000 from the date of acquisition for the second quarter of 2012 are included in the Summary Consolidated Statement of Operations and Comprehensive Income. The Company’s selected unaudited pro forma results of operations for the six months ended June 30, 2012 and 2011, assuming the Hemosphere acquisition had occurred as of January 1, 2011 are presented for comparative purposes below. These amounts are based on available information of the results of operations of Hemosphere prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2011. This unaudited pro forma information does not project operating results post acquisition. This pro forma information is as follows (in thousands, except per share amounts):

	Six Months Ended June 30,
	2012	2011

Total revenues	$67,493	$62,227
Net income	4,314	1,820

Pro forma income per common share - basic	$0.16	$0.07
Pro forma income per common share - diluted	$0.15	$0.06

Pro forma results for the six months ended June 30, 2011 include the Company’s acquisition and integration related costs of approximately $1.0 million, on a pre-tax basis, and other costs as appropriate. Pro forma disclosures were calculated using a tax rate of approximately 38%.

5.   ValveXchange Investment

In July 2011 the Company purchased approximately 2.4 million shares of series A preferred stock of ValveXchange, Inc. (“ValveXchange”) for approximately $3.5 million. ValveXchange is a private medical device company that was spun off from Cleveland Clinic to develop a lifetime heart valve replacement technology platform featuring exchangeable bioprosthetic leaflets. The Company’s carrying value of this investment includes the purchase price and certain transaction costs, and CryoLife’s investment represents an approximate 19% equity ownership in ValveXchange. As ValveXchange’s stock is not actively traded on any public stock exchange and as the Company’s investment is in preferred stock, the Company accounts for this investment using the cost method. The Company recorded its investment as a long-term asset, investment in equity securities, on the Company’s Summary Consolidated Balance Sheets.

The Company will evaluate the carrying value of the ValveXchange preferred stock investment if factors become known that indicate an impairment review is warranted. If ValveXchange does not continue to make advances in developing its technology, if ValveXchange sells additional securities at a price less than the book value of the Company’s investment, if the Company subsequently determines that the value of its ValveXchange stock has been impaired, or if the Company decides to sell its ValveXchange preferred stock for less than the carrying value, the Company would record an impairment charge or realized loss on sale of the investment in ValveXchange, which could be material. During the quarter ended June 30, 2012 the Company reviewed available information and determined that no factors were present indicating that the Company should evaluate its investment in ValveXchange preferred stock for impairment.

Loan Agreement

In July 2011 the Company entered into an agreement with ValveXchange to make available up to $2.0 million to ValveXchange in debt financing through a revolving credit facility (“ValveXchange Loan”). The ValveXchange Loan includes various affirmative and negative covenants, including financial covenant requirements, and expires on July 30, 2018, unless terminated earlier. Amounts loaned under the ValveXchange Loan will earn interest at an 8% annual rate and will be secured by substantially all of the tangible and intangible assets of ValveXchange. The Company incurred loan origination costs, net of fees charged to ValveXchange, of approximately $117,000, which are being expensed on a straight-line basis over the life of the loan facility. The Company will record advances to ValveXchange as long-term notes receivable. As of June 30, 2012 there were no outstanding receivable balances under the ValveXchange Loan, and the remaining availability was $2.0 million. CryoLife advanced $1.0 million to ValveXchange on this loan in mid July 2012.

Option Agreement

Concurrently with the ValveXchange Loan described above, CryoLife entered into an option agreement with ValveXchange through which CryoLife obtained the right of first refusal to acquire ValveXchange during a period that extends through the completion of initial commercialization milestones and the right to negotiate with ValveXchange for European distribution rights.

6.   Cardiogenesis Acquisition

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

CryoLife incurred approximately $1.4 million in transaction and integration costs related to the acquisition in the six months ended June 30, 2011 and $3.0 million in the year ended December 31, 2011. The Company does not expect to continue to incur significant transaction or integration costs in 2012.

Legal Action

As previously discussed in CryoLife’s Form 10-Q for the quarter ended March 31, 2012 and its prior filings, in 2008 CardioFocus, Inc. (“CardioFocus”) filed a complaint in the U.S. District Court for the District of Massachusetts (“Massachusetts Court”) against Cardiogenesis and a number of other companies. The litigation related to an alleged infringement by Cardiogenesis of two patents held by CardioFocus that have now expired.

On June 14, 2012 Cardiogenesis entered into a settlement agreement with respect to its litigation with CardioFocus. The settlement provides that each party release the other from all claims and liabilities related to the patents in question and that all claims and counterclaims in the litigation be withdrawn with prejudice. Pursuant to the terms of the settlement agreement, Cardiogenesis would pay $4.5 million in cash to CardioFocus. Cardiogenesis and CardioFocus agreed and acknowledged that each party would bear its own costs and expenses, including attorneys’ fees, incurred in or as a result of the litigation.

On June 14, 2012 the parties filed a stipulation of dismissal with prejudice in the Massachusetts Court.

Accounting for the Settlement

As a result of the settlement described above, the Company recorded an additional loss of $3.6 million in general, administrative, and marketing expenses on its Summary Consolidated Statement of Operations and Comprehensive Income for the three months ended June 30, 2012. The Company recorded $4.1 million in legal settlement expenses for the six months ended June 30, 2012. The settlement amount of $4.5 million is recorded as a payable on the Company’s Summary Consolidated Balance Sheet as of June 30, 2012. The Company paid the $4.5 million settlement payment to CardioFocus in July 2012 using cash on hand.

7.   PerClot® Technology Acquisition

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

As part of the initial transaction, CryoLife paid SMI $6.75 million in cash, which included $1.5 million in cash for prepaid royalties, and approximately 209,000 shares of restricted CryoLife common stock. CryoLife made an additional contingent payment of $250,000 in 2011, made payments related to the additional technology purchase in 2011 and 2012 totaling $1.0 million, and will pay additional contingent amounts of up to $2.5 million to SMI if certain FDA regulatory and other commercial milestones are achieved.

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

In the year ended December 31, 2011 CryoLife recorded research and development expenses of $250,000 for the contractual milestone payment due to SMI upon filing of the investigational device exemption. The Company recorded the additional technology purchased in 2011 and 2012 as an intangible asset, which will be amortized over its useful life of 14 years. CryoLife expects to record future contingent payment amounts of up to $2.5 million initially as research and development expense or, after FDA approval or issuance of a patent, as acquired intangible assets.

8. Medafor Matters

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

HemoStase Inventory

Based on Medafor’s final termination of the EDA in late September 2010, the Company performed a review of its HemoStase inventory and determined that the carrying value was impaired. As a result CryoLife wrote down the value of this inventory in the third quarter of 2010. The amount of this write-down reflected management’s estimate based on information available at that time. The Company was able to sell more HemoStase than it originally estimated and that had previously been written down; therefore, cost of products in the first quarter of 2011 was favorably impacted by approximately $330,000. As of June 30, 2012 and December 31, 2011 the Company had zero in remaining value of HemoStase inventory on its Summary Consolidated Balance Sheets.

Investment in Medafor Common Stock

During the quarter ended June 30, 2012 the Company reviewed available information and determined that no factors were present indicating that the Company should evaluate the carrying value of its investment in Medafor common stock for impairment. The carrying value of the Company’s 2.4 million shares of Medafor common stock was approximately $2.6 million as of both June 30, 2012 and December 31, 2011.

The Company will continue to evaluate the carrying value of this investment if factors become known that indicate the Company should evaluate its investment in Medafor common stock for impairment. If the Company subsequently determines that the value of its Medafor common stock has been impaired, or if the Company decides to sell its Medafor common stock for less than the carrying value, the resulting impairment charge or realized loss on sale of the investment in Medafor could be material. If the Company subsequently sells its Medafor common stock for higher than the carrying value, the resulting gain on the sale of the investment in Medafor could be material.

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

As of June 30, 2012 and December 31, 2011 the Company believed that the likelihood of a Triggering Event was remote and the value of the Medafor Derivative was zero.

Legal Action

As previously discussed in CryoLife’s Form 10-Q for the quarter ended March 31, 2012 and its prior filings, CryoLife filed a lawsuit against Medafor in 2009 in the U.S. District Court for the Northern District of Georgia (“Georgia Court”). In 2010 Medafor filed counterclaims against CryoLife in the same case. The litigation related to an exclusive distribution agreement that the parties entered into in April 2008.

On July 14, 2011 Medafor filed a lawsuit against CryoLife in the U.S. District Court for the District of Minnesota (“Minnesota Court”) seeking a declaratory judgment that its December 31, 2010 reverse stock split reduced the number of Medafor shareholders to less than 500 and that, therefore, Medafor is not required to comply with the registration requirements of Section 12(g) of the Securities Exchange Act of 1934. On March 30, 2012 the Minnesota Court granted CryoLife’s motion to dismiss this lawsuit, although it did grant Medafor 30 days to file an amended lawsuit. Medafor did not file an amended lawsuit.

On June 8, 2012 the parties agreed to a settlement of their litigation and entered into a further settlement agreement on June 25, 2012. The settlement provided that Medafor would pay $3.5 million in cash to CryoLife, with half of the payment made on July 9, 2012, and the remainder to be made on or before September 6, 2012. Pursuant to the terms of the settlement, all claims and counterclaims in the litigation were dismissed with prejudice, including Medafor’s counterclaim for payment of approximately

$1.2 million for product purchased by CryoLife, which amount had been recorded as a payable on CryoLife’s March 31, 2012 balance sheet. Each party also released the other from all claims and liabilities, except with respect to possible claims that Medafor may have against CryoLife regarding certain patent-related rights, which were not counterclaims filed by Medafor. CryoLife and Medafor agreed and acknowledged that each party would bear its own costs and expenses, including attorneys’ fees, incurred in or as a result of the litigation.

On June 29, 2012 the parties jointly filed stipulated dismissals with prejudice with the Georgia Court.

Accounting for the Settlement

As a result of the settlement described above, CryoLife recorded a gain of $4.7 million as a reduction in general, administrative, and marketing expenses on its Summary Consolidated Statement of Operations and Comprehensive Income and recorded on its Summary Consolidated Balance Sheet a receivable of $3.5 million for settlement payments due from Medafor, and a reduction in accounts payable of $1.2 million to write off a payable for previous inventory purchases, which was discharged pursuant to the settlement agreement. CryoLife received its first settlement payment of $1.75 million from Medafor in early July and anticipates receiving the remaining payment in September 2012.

9.   Inventories

Inventories are comprised of the following (in thousands):

	June 30, 2012	December 31, 2011

Raw materials and supplies	$5,622	$4,759
Work-in-process	576	218
Finished goods	3,474	2,343

Total inventories	$9,672	$7,320

10. Goodwill and Other Intangible Assets

The Company’s intangible assets consist of goodwill, patents, trademarks, and other intangible assets, as discussed further below. These assets include assets acquired from Hemosphere, as discussed in Note 4 above, assets acquired from Cardiogenesis, as discussed in Note 6 above, and PerClot assets acquired from SMI as discussed in Note 7 above.

Indefinite Lived Intangible Assets

The carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	June 30, 2012	December 31, 2011

Goodwill	$11,790	$4,220
Procurement contracts and agreements	2,013	2,013
Trademarks	857	847
Other	250	250

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

Definite Lived Intangible Assets

The Company generally amortizes its definite lived intangible assets over their expected useful lives using the straight-line method. The gross carrying values, accumulated amortization, and approximate amortization periods of the Company’s definite lived intangible assets are as follows (in thousands):

	Gross Carrying	Accumulated	Amortization
June 30, 2012	Value	Amortization	Period
Acquired technology	$14,020	$969	11-16 Years
Patents	4,931	2,582	17 Years
Distribution and manufacturing rights and know-how	3,559	352	15 Years
Customer lists and relationships	3,370	210	13-17 Years
Non-compete agreement	381	210	10 Years
Other	194	85	1-3 Years

	Gross Carrying	Accumulated	Amortization
December 31, 2011	Value	Amortization	Period
Acquired technology	$9,230	$524	11 Years
Patents	5,610	2,871	17 Years
Distribution and manufacturing rights and know-how	3,559	231	15 Years
Customer lists and relationships	2,370	114	13 Years
Non-compete agreement	381	191	10 Years
Other	114	48	2-3 Years

Amortization Expense

The following is a summary of amortization expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

Amortization expense	$474	$306	$933	$481

As of June 30, 2012 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of
	2012	2013	2014	2015	2016	2017
Amortization expense	$1,040	$2,022	$1,968	$1,920	$1,911	$1,863

11.   Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generates deferred tax assets primarily as a result of write-downs of deferred preservation costs, inventory, and in-process research and development; accruals for tissue processing and product liability claims; asset impairments; and operating losses. The Company acquired significant deferred tax assets, primarily net operating loss carryforwards, from its acquisitions of Hemosphere and Cardiogenesis in the second quarters of 2012 and 2011, respectively, as discussed below.

As of June 30, 2012 the Company maintained a total of $2.5 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax asset of $22.2 million. As of December 31, 2011 the Company had a total of $2.4 million in valuation allowances against deferred tax assets and a net deferred tax asset of $18.5 million.

The Company believes that the realizability of its acquired net operating loss carryforwards will be limited in future periods due to a change in control of its subsidiaries Hemosphere and Cardiogenesis, as mandated by Section 382 of the Internal Revenue Code of 1986, as amended. The Company believes that its acquisition of Hemosphere constituted a change in control and that prior to the Company’s acquisition, Hemosphere had experienced other equity ownership changes that should be considered a change in control. The Company also believes that its acquisition of Cardiogenesis constituted a change in control. The deferred tax assets recorded on the Company’s Summary Consolidated Balance Sheets do not include amounts that it expects will not be realizable due to these changes in control. A portion of the acquired net operating loss carryforwards is related to state income taxes and can only be used by the Company’s subsidiaries Hemosphere and Cardiogenesis. Due to the history of losses of these subsidiaries when operated as stand-alone companies, management believes it is more likely than not that these deferred tax assets will not be realized. Therefore, the Company recorded a valuation allowance against these state net operating loss carryforwards. See also Notes 4 and 6 above for a further discussion of the Company’s acquisitions of Hemosphere and Cardiogenesis, respectively.

The Company’s effective income tax rate was approximately 41% for the three months ended June 30, 2012 as compared to 52% for the three months ended June 30, 2011. The Company’s effective income tax rate was approximately 40% for the six months ended June 30, 2012 as compared to 45% for the six months ended June 30, 2011.

The Company’s tax years 2008 through 2011 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. However, certain returns from years prior to 2008, in which net operating losses and tax credits have arisen, are still open for examination by the tax authorities.

12. Debt

GE Credit Agreement

On October 28, 2011 CryoLife amended and restated its March 26, 2008 credit agreement with GE Capital (the “GE Credit Agreement”) which provides revolving credit for working capital, acquisitions, and other corporate purposes. The amendment increased the borrowing capacity under the GE Credit Agreement from $15.0 million to $20.0 million (including a letter of credit subfacility) and extended the expiration from October 31, 2011 to October 28, 2014. The initial commitment may continue to be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. Since 2009, as requested by the German courts, the Company has been maintaining a letter of credit relating to the Company’s patent infringement legal proceeding against Tenaxis, Inc. (“Tenaxis”) in Germany, which reduces the aggregate borrowing capacity. The letter of credit had a one-year initial term and automatically renews for additional one-year periods. The Company plans to terminate the letter of credit in the third quarter of 2012 due to the settlement agreement with Tenaxis as discussed in Part II, Item 1, “Legal Proceedings.”

The GE Credit Agreement places limitations on the amount that the Company may borrow and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio, (ii) maintain a minimum adjusted earnings subject to defined adjustments as of specified dates, and (iii) not make or commit capital expenditures in excess of a defined limitation. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. These amounts are recorded as restricted cash and securities as of June 30, 2012 and December 31, 2011 on the Company’s Summary Consolidated Balance Sheets, as they are restricted for the term of the GE Credit Agreement. Also, the GE Credit Agreement requires that after giving effect to a stock repurchase the Company maintain liquidity, as defined within the agreement, of at least $20.0 million. The GE Credit Agreement includes customary conditions on incurring new indebtedness and prohibits payments of cash dividends on the Company’s common stock. There is no restriction on the payment of stock dividends. Commitment fees are paid based on the unused portion of the facility. As of June 30, 2012 the Company was in compliance with the covenants of the GE Credit Agreement.

Amounts borrowed under the GE Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest as determined by GE Capital at either LIBOR, with a minimum rate of 4.25%, or GE Capital’s base rate, with a minimum rate of 3.25% each, plus the applicable margin. As of June 30, 2012 and December 31, 2011 the outstanding balance of the GE Credit Agreement was zero, the aggregate interest rate was 6.50%, and the remaining availability was $19.8 million.

Other

Interest expense was $52,000 and $117,000 for the three and six months ended June 30, 2012, respectively, and $37,000 and $67,000 for the three and six months ended June 30, 2011, respectively. Interest expense for the three and six months ended June 30, 2012 and 2011 included interest on debt, capital leases, and uncertain tax positions.

13. Commitments and Contingencies

Liability Claims

The estimated unreported tissue processing and product loss liability and any related recoverable insurance amounts are as follows (in thousands):

	June 30,	December 31,
	2012	2011

Short-term liability	$937	$1,030
Long-term liability	895	960

Total liability	1,832	1,990

Short-term recoverable	320	350
Long-term recoverable	330	350

Total recoverable	650	700

Total net unreported loss liability	$1,182	$1,290

Further analysis indicated that the liability as of June 30, 2012 could be estimated to be as high as $3.4 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer (“CEO”) that confers benefits which become payable upon a change in control or upon certain termination events, such as voluntary retirement. As of both June 30, 2012 and December 31, 2011 the Company has recorded $2.1 million in accrued expenses and other current liabilities on the Summary Consolidated Balance Sheets representing benefits payable upon the CEO’s voluntary retirement, for which he is currently eligible.

14.   Common Stock Repurchase

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

For the six months ended June 30, 2012 the Company purchased approximately 626,000 shares for an aggregate purchase price of $3.2 million. For the year ended December 31, 2011 the Company purchased approximately 593,000 shares for an aggregate purchase price of $2.9 million. These shares were accounted for as part of treasury stock, carried at cost, and reflected as a reduction of shareholders’ equity on the Company’s Summary Consolidated Balance Sheets.

As of June 30, 2012 the Company had purchased a total of 2.2 million shares for an aggregate purchase price of $11.9 million and had $10.4 million in remaining authorizations under these programs.

15.   Stock Compensation

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

Equity Grants

The Compensation Committee of the Company’s Board of Directors authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSAs and PSUs to certain Company officers, which together totaled 387,000 shares and had an aggregate market value of $2.1 million during the six months ended June 30, 2012. The performance component of PSU awards granted in 2012 is based on attaining specified levels of adjusted EBITDA, as defined in the grant, for the 2012 calendar year. The

Company currently believes that achievement of the performance component is probable, and will reevaluate this likelihood on a quarterly basis.

The Compensation Committee of the Company’s Board of Directors authorized awards from approved stock incentive plans of RSAs to non-employee Directors and certain Company officers, which totaled 360,000 shares and had an aggregate market value of $1.9 million during the six months ended June 30, 2011.

The Compensation Committee of the Company’s Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company officers totaling 159,000 and 599,000 shares during the six months ended June 30, 2012 and 2011, respectively, with exercise prices equal to the stock prices on the respective grant dates.

Employees purchased common stock totaling 35,000 and 33,000 shares in the six months ended June 30, 2012 and 2011, respectively, through the Company’s ESPP.

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

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	.50 Years	4.25 Years	.50 Years
Expected stock price volatility	N/A	0.54	0.60	0.54
Risk-free interest rate	N/A	0.06%	0.71%	0.06%

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	4.00 Years	.50 Years	4.00 Years	.50 Years
Expected stock price volatility	0.65	0.43	0.65	0.43
Risk-free interest rate	1.35%	0.19%	1.25%	0.19%

The following table summarizes stock compensation expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

RSA, RSU, and PSU expense	$529	$328	$1,020	$669
Stock option and ESPP option expense	263	398	580	882

Total stock compensation expense	$792	$726	$1,600	$1,551

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the Company’s ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to deferred preservation costs and inventory costs. The Company capitalized $49,000 and $55,000 in the three months ended June 30, 2012 and 2011, respectively, and $104,000 and $107,000 in the six months ended June 30, 2012 and 2011, respectively, of the stock compensation expense into its deferred preservation costs and inventory costs.

As of June 30, 2012 the Company had total unrecognized compensation costs of $1.6 million related to unvested stock options and $3.2 million related to RSAs, RSUs, and PSUs, before considering the effect of expected forfeitures. As of June 30, 2012 this expense is expected to be recognized over a weighted-average period of 1.68 years for stock options, 1.59 years for RSAs, 1.98 years for RSUs, and 1.43 years for PSUs.

16.   Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic income per common share	2012	2011	2012	2011

Net income	$3,334	$1,820	$4,325	$3,486
Net income allocated to participating securities	(77)	(40)	(96)	(67)

Net income allocated to common shareholders	$3,257	$1,780	$4,229	$3,419

Basic weighted-average common shares outstanding	26,864	27,385	27,022	27,385

Basic income per common share	$0.12	$0.06	$0.16	$0.12

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted income per common share	2012	2011	2012	2011

Net income	$3,334	$1,820	$4,325	$3,486
Net income allocated to participating securities	(76)	(39)	(95)	(66)

Net income allocated to common shareholders	$3,258	$1,781	$4,230	$3,420

Basic weighted-average common shares outstanding	26,864	27,385	27,022	27,385
Effect of dilutive stock options and awards[a]	313	360	340	344

Diluted weighted-average common shares outstanding	27,177	27,745	27,362	27,729

Diluted income per common share	$0.12	$0.06	$0.15	$0.12

[a]

The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares, because the inclusion of these stock options would be antidilutive to income per common share. Accordingly, stock options to purchase a weighted-average 1.8 million shares for both the three and six months ended June 30, 2012 and 1.9 million for both the three and six months ended June 30, 2011 were excluded from the calculation of diluted weighted-average common shares outstanding.

17.   Segment Information

The Company has two reportable segments organized according to its services and products: Preservation Services and Medical Devices. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. The Medical Devices segment includes external revenues from product sales of BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), PerClot, HemoStase, revascularization technologies, and HeRO Graft. There are no intersegment revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Preservation services	$16,313	$14,688	$31,972	$30,362
Medical devices	16,696	14,580	33,150	29,009
Other[a]	179	111	367	204

Total revenues	33,188	29,379	65,489	59,575

Cost of preservation services and products:
Preservation services	9,144	8,164	17,640	17,360
Medical devices	2,673	2,162	5,186	4,658

Total cost of preservation services and products	11,817	10,326	22,826	22,018

Gross margin:
Preservation services	7,169	6,524	14,332	13,002
Medical devices	14,023	12,418	27,964	24,351
Other[a]	179	111	367	204

Total gross margin	$21,371	$19,053	$42,663	$37,557

The following table summarizes net revenues by product (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Preservation services:
Cardiac tissue	$7,343	$6,691	$14,423	$13,225
Vascular tissue	8,970	7,997	17,549	17,137

Total preservation services	16,313	14,688	31,972	30,362
Products:
BioGlue and BioFoam	13,437	12,772	27,133	24,746
PerClot	691	631	1,335	1,291
HemoStase	—	—	—	1,795
Revascularization technologies	1,933	1,177	4,047	1,177
HeRO Graft	635	—	635	—

Total products	16,696	14,580	33,150	29,009
Other[a]	179	111	367	204

Total revenues	$33,188	$29,379	$65,489	$59,575

[a]	For the three and six months ended June 30, 2012 and 2011, the “Other” designation includes grant revenue.

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, preserves and distributes human tissues for transplantation and develops, manufactures, and commercializes medical devices for cardiac and vascular applications. The cardiac and vascular human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch tissue (“CryoPatch SG”), both processed using CryoLife’s proprietary SynerGraft® technology. CryoLife’s surgical sealants and hemostats include BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), and PerClot®, an absorbable powdered hemostat, which the Company distributes for Starch Medical, Inc. (“SMI”) in the European Community and other select international markets. CryoLife’s subsidiary, Cardiogenesis Corporation (“Cardiogenesis”), specializes in the treatment of coronary artery disease using a laser console system and single use, fiber-optic handpieces to treat patients with severe angina. CryoLife’s subsidiary, Hemosphere, Inc. (“Hemosphere”), markets the Hemodialysis Reliable Outflow Graft (“HeRO® Graft”), which is a solution for end-stage renal disease in certain hemodialysis patients.

During the quarter ended June 30, 2012 CryoLife settled a number of ongoing lawsuits. Under terms of the Company’s settlement of the litigation with Medafor, Inc. (“Medafor”), Medafor agreed to pay CryoLife $3.5 million in cash and give up the right to receive an additional $1.2 million in payables related to prior inventory purchases. The Company also settled its lawsuit with CardioFocus, Inc. (“CardioFocus”) to resolve an ongoing lawsuit that was filed prior to the Company’s acquisition of its Cardiogenesis subsidiary. In July 2012 the Company paid CardioFocus $4.5 million in cash related to that settlement.

In May 2012 CryoLife completed the acquisition of Hemosphere, the developer and marketer of the HeRO Graft, a proprietary graft-based solution for end-stage renal disease hemodialysis patients with limited access options and central venous obstruction.

During the quarter ended June 30, 2012 CryoLife reported record quarterly revenues of $33.2 million. This is the third quarter in succession that CryoLife has set a new Company record for quarterly revenue performance. The Company increased revenues for its cardiac tissue, vascular tissue, BioGlue, and PerClot for both the quarter and year to date periods over the respective prior year periods. The Company’s newer product lines, revascularization technologies and HeRO Grafts, also contributed to the Company’s increase in revenues, as the comparative prior year periods did not include full periods of revascularization technologies revenues and did not include any HeRO Graft sales.

See the “Results of Operations” section below for additional analysis of the results of operations for the three and six months ended June 30, 2012.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2011. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company did not experience any significant changes during the quarter ended June 30, 2012 in any of its Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2011.

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

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended June 30,		Revenues as a Percentage of Total Revenues for the Three Months Ended June 30,
	2012	2011	2012	2011

Preservation services:
Cardiac tissue	$7,343	$6,691	22%	23%
Vascular tissue	8,970	7,997	27%	27%

Total preservation services	16,313	14,688	49%	50%

Products:
BioGlue and BioFoam	13,437	12,772	40%	44%
PerClot	691	631	2%	2%
Revascularization technologies	1,933	1,177	6%	4%
HeRO Graft	635	—	2%	—%

Total products	16,696	14,580	50%	50%
Other	179	111	1%	—%

Total	$33,188	$29,379	100%	100%

	Revenues for the Six Months Ended June 30,		Revenues as a Percentage of Total Revenues for the Six Months Ended June 30,
	2012	2011	2012	2011

Preservation services:
Cardiac tissue	$14,423	$13,225	22%	22%
Vascular tissue	17,549	17,137	27%	29%

Total preservation services	31,972	30,362	49%	51%
Products:
BioGlue and BioFoam	27,133	24,746	41%	42%
PerClot	1,335	1,291	2%	2%
HemoStase	—	1,795	—%	3%
Revascularization technology	4,047	1,177	6%	2%
HeRO Graft	635	—	1%	—%

Total products	33,150	29,009	50%	49%
Other	367	204	1%	—%

Total	$65,489	$59,575	100%	100%

Revenues increased 13% for the three months and 10% for the six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, respectively. A detailed discussion of the changes in preservation services revenues, product revenues, and other revenues is presented below.

Preservation Services

Revenues from preservation services for the three months ended June 30, 2012 increased 11% over revenues for the three months ended June 30, 2011. The increase was for both cardiac and vascular preservation services revenues.

Preservation services revenues, particularly revenues for certain high demand tissues, can vary from quarter-to-quarter due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. The Company believes that preservation services revenues for the full year of 2012 will show a slight increase over revenues for the full year of 2011. See further discussion of any specific items affecting cardiac and vascular preservation services revenues for the three and six months ended June 30, 2012 below.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, increased 10% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was primarily due to the aggregate impact of an increase in volume and tissue mix, which increased revenues by 7%, and by an increase in average service fees, which increased revenues by 3%.

Revenues from cardiac preservation services increased 9% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase was primarily due to the aggregate impact of an increase in volume and tissue mix, which increased revenues by 6%, and by an increase in average service fees, which increased revenues by 3%.

The increase in revenues from volume and tissue mix was primarily due to an increase in volume of cardiac valve shipments, partially offset by decreases in the volume of lower fee cardiac patch tissues. The Company believes that the increase in unit shipments of cardiac valves was due to the activities of its expanded sales staff, increased as a result of the Company’s acquisition of Cardiogenesis, and the Company’s ongoing physician education activities. The Company’s cardiac valves are primarily used in cardiac replacement and reconstruction surgeries for patients with congenital heart defects.

The increase in average service fees for the three and six months ended June 30, 2012 was due to an increase in the list fees charged for certain cardiac tissues in domestic markets and the routine negotiation of pricing contracts with certain customers.

Revenues from SynerGraft processed tissues, including the CryoValve SGPV and CryoPatch SG, accounted for 50% and 43% of total cardiac preservation services revenues for the three and six months ended June 30, 2012, respectively, and 36% of total cardiac preservation services revenues for both the three and six months ended June 30, 2011. Domestic revenues accounted for 92% and 90% of total cardiac preservation services revenues for the three and six months ended June 30, 2012, respectively, and 92% and 91% of total cardiac preservation services revenues for the three and six months ended June 30, 2011, respectively.

Vascular Preservation Services

Revenues from vascular preservation services increased 12% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was primarily due to an 11% increase in unit shipments of vascular tissues, which increased revenues by 14%, partially offset by a decrease in average service fees, which decreased revenues by 2%.

Revenues from vascular preservation services increased 2% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase was primarily due to a 3% increase in unit shipments of vascular tissues, which increased revenues by 4%, partially offset by a decrease in average service fees, which decreased revenues by 2%.

The increase in vascular volume for the three and six months ended June 30, 2012 was primarily due to increases in shipments of saphenous veins and aortoiliac grafts which increased due to improved availability of certain tissues. Saphenous veins are primarily used in peripheral vascular reconstruction surgeries to avoid limb amputations and aortoiliac grafts are primarily used in surgeries to treat abdominal aortic aneurisms. These tissues are primarily distributed in domestic markets.

The decrease in average service fees for the three and six months ended June 30, 2012 was due in part to a list fee decrease for certain vascular tissues in 2012 and fee differences due to physical characteristics of vascular tissues, partially offset by the routine negotiation of pricing contracts with certain customers.

Products

Revenues from products increased 15% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Revenues from products increased 14% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase was primarily due to an increase in revenues from revascularization technologies as a result of the Company’s acquisition of Cardiogenesis in the second quarter of 2011, the addition of HeRO Graft revenues as a result of the Company’s acquisition of Hemosphere in the second quarter of 2012, and an increase in BioGlue revenues. These increases were partially offset by a lack of HemoStase revenues for the year to date period as the Company is no longer distributing this product. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; PerClot and HemoStase; revascularization technologies; and HeRO Grafts are presented below.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 5% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was primarily due to a 6% increase in the volume of milliliters sold, which increased revenues by 4% and by an increase in average sales prices, which increased revenues by 3%, partially offset by the unfavorable impact of foreign exchange rates, which decreased revenues by 2%.

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 10% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase was primarily due to a 12% increase in the volume of milliliters sold, which increased revenues by 8% and by an increase in average sales prices, which increased revenues by 3%, partially offset by the unfavorable impact of foreign exchange rates, which decreased revenues by 1%.

The increase in sales volume of surgical sealants for the three and six months ended June 30, 2012 was due to an increase in shipments of BioGlue in certain international markets, primarily Japan. The Company began shipping BioGlue to Japan in April 2011, following the Japanese approval of BioGlue for use in the repair of aortic dissections. Revenues from shipments to Japan were $1.1 million and $518,000 for the three months ended June 30, 2012 and 2011, respectively, and $2.3 million and $518,000 for the six months ended June 30, 2012 and 2011, respectively. These increases were partially offset by a slight volume decrease in the Company’s more mature domestic markets.

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

The Company’s sales of surgical sealants through its direct sales force to United Kingdom hospitals are denominated in British Pounds, and its sales to German hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. If the exchange rates between the U.S. Dollar and the Euro or British Pound decline materially for the remainder of 2012 as compared to the corresponding periods in 2011, this would have a material adverse impact on the Company’s revenues denominated in these currencies.

Domestic revenues accounted for 58% and 59% of total BioGlue revenues for the three and six months ended June 30, 2012, respectively, and 62% and 65% of total BioGlue revenues for the three and six months ended June 30, 2011, respectively. BioFoam sales accounted for less than 1% of surgical sealant sales for each of the three and six month periods ended June 30, 2012 and 2011. BioFoam is currently approved for sale in certain international markets.

BioGlue is a mature product that has experienced increasing competitive pressures. Management believes that BioGlue sales volume in domestic markets will continue to be impacted by the factors discussed above. Management believes that poor economic conditions in Europe could negatively impact sales during the second half of 2012. Management believes that international BioGlue sales will be positively impacted by increased shipments to Japan in 2012 as compared to the corresponding periods in 2011.

PerClot and HemoStase

Revenues from the sale of PerClot increased 10% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase was primarily due to an 8% increase in the volume of grams sold, which increased revenues by 14% and by an increase in average sales prices, which increased revenues by 2%, partially offset by the unfavorable impact of foreign exchange rates, which decreased revenues by 6%. Revenues during these three month periods were for sales in certain international markets, as PerClot is not yet approved for domestic distribution or widespread international distribution. HemoStase was not distributed during the three months ended June 30, 2012 or 2011.

Revenues from the sale of hemostats, consisting of PerClot and HemoStase, decreased 57% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The revenue decrease in the six months ended June 30, 2012 was primarily due to a decrease in hemostat sales volume in domestic markets, as discussed further below.

International hemostat revenues decreased 26% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This decrease was primarily due to a decrease in sales in certain international markets, particularly in Canada and South America due to large HemoStase orders filled in the first quarter of 2011 in anticipation of a disruption in the availability of hemostats to the Company’s distributors in these countries beginning in 2011. This disruption was due to the Company’s planned March 2011 discontinuance of HemoStase sales subsequent to the termination of its Exclusive Distribution Agreement (“EDA”) for this product.

The decrease in domestic sales volume for the six months ended June 30, 2012 was due to the Company’s discontinuation of sales of HemoStase as discussed above. The Company recognized domestic hemostat sales in the first quarter of 2011 and recognized no domestic hemostat sales in the corresponding period in 2012. Domestic hemostat sales ended with the discontinuance of HemoStase sales, as PerClot is not yet approved for commercial distribution in domestic markets.

The Company will not be able to sell PerClot in the U.S. in future years unless and until U.S. Food and Drug Administration (“FDA”) approval is granted. On March 30, 2012 CryoLife refiled for an investigational device exemption (“IDE”) with the FDA seeking approval to begin clinical trials for the purpose of obtaining Premarket Approval to distribute PerClot in the U.S. The FDA responded to the Company’s IDE during the second quarter of 2012, and the Company is currently in the process of addressing comments made by the FDA in that response.

Management believes that economic conditions in Europe could negatively impact hemostat sales in 2012. Poor economic conditions and their constraining effect on hospital budgets are expected to drive continued pricing pressures, especially due to the many hemostatic agents currently competing for market share in Europe. The Company’s sales of hemostats through its direct sales force to United Kingdom hospitals are denominated in British Pounds, and its sales to German hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. If the exchange rates between the U.S. Dollar and the Euro or British Pound decline materially for the remainder of 2012 as compared to the corresponding periods in 2011, this would have a material adverse impact on the Company’s revenues denominated in these currencies. Changes in exchange rates will have a more material impact on hemostat revenues than the Company’s other product lines, as a larger percentage of the Company’s hemostat sales are denominated in foreign currencies.

Revascularization Technologies

Revenues from revascularization technologies for the three and six months ended June 30, 2012 increased over the corresponding periods in 2011 as revascularization technologies were not marketed by the Company for the full prior year periods. The Company began marketing revascularization technologies following its acquisition of Cardiogenesis in May 2011. Revenues from revascularization technologies include revenues related to the sale of laser consoles, handpieces, and related products.

Revascularization technologies revenues for the three and six months ended June 30, 2012 and 2011 consisted primarily of handpiece sales. Revenues from the sale of laser consoles accounted for 7% of total revascularization technologies revenues for both the three and six months ended June 30, 2012. There were no revenues from the sale of laser consoles in the corresponding prior year periods. The amount of revenue from console sales can vary significantly from quarter-to-quarter due to the long lead time to generate sales of capital equipment and due to the higher selling price of consoles as compared to handpieces. Handpieces and laser consoles are primarily distributed in domestic markets.

Revascularization technologies revenues for the six months ended June 30, 2012 decreased when compared to the combined pre- and post-acquisition revenues for the six months ended June 30, 2011. This decrease is primarily due to increasing competitive pressures and challenges in selling laser consoles, both of which have negatively impacted console and handpiece revenues. Revenues from laser consoles have been negatively impacted by the current economic environment, which makes hospitals reluctant to invest in large capital purchases. The Company believes that these effects may continue into the second half of 2012.

HeRO Graft

Revenues from HeRO Grafts for the three and six months ended June 30, 2012 were a result of the Company’s acquisition of Hemosphere in May 2012. Revenues from HeRO Grafts include revenues related to the sale of vascular grafts, venous outflow components, and accessories, which are generally sold together as a kit. HeRO Grafts are primarily distributed in domestic markets.

Other Revenues

Other revenues for the three and six months ended June 30, 2012 and 2011 included revenues related to funding allocated from U.S. Congress Defense Appropriations Conference Reports in 2005 through 2008, collectively the (“DOD Grants”). As of June 30, 2012 CryoLife has been awarded $6.1 million and has received a total of $5.4 million for the development of protein hydrogel technology, which the Company is currently developing for use in organ sealing. At June 30, 2012 CryoLife had $1.3 million included in deferred income on the Company’s Summary Consolidated Balance Sheet from the DOD Grants, of which $878,000 remains in unspent cash advances recorded as cash and cash equivalents.

Cost of Preservation Services and Products

Cost of Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Cost of preservation services	$9,144	$8,164	$17,640	$17,360
Cost of preservation services as a percentage of preservation services revenues	56%	56%	55%	57%

Cost of preservation services increased 12% for the three months and 2% for the six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, respectively. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

The increase in cost of preservation services in the three and six months ended June 30, 2012 was primarily due to increased shipments of cardiac and vascular tissues during these periods. Cost of preservation services as a percentage of preservation services revenues for the three and six months ended June 30, 2012 was comparable to the corresponding prior year periods.

Cost of Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Cost of products	$2,673	$2,162	$5,186	$4,658
Cost of products as a percentage of product revenues	16%	15%	16%	16%

Cost of products increased 24% for the three months and 11% for the six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, respectively. Cost of products in 2012 includes costs related to BioGlue, BioFoam, PerClot, revascularization technologies, and HeRO Grafts. Cost of products in 2011 includes costs related to BioGlue, BioFoam, PerClot, HemoStase, and revascularization technologies.

The increase in cost of products in the three and six months ended June 30, 2012 was primarily due to the increase in revascularization technologies handpiece revenues, the increase in BioGlue sales volume, and the addition of HeRO Graft revenues. These increases were partially offset by the discontinuation of HemoStase sales for the six months ended June 30, 2012.

Cost of products as a percentage of product revenues for the three and six months ended June 30, 2012 was comparable to the corresponding prior year periods.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

General, administrative, and marketing expenses	$13,871	$13,659	$31,841	$27,950
General, administrative, and marketing expenses as a percentage of total revenues	42%	46%	49%	47%

General, administrative, and marketing expenses increased 2% for the three months and 14% for the six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, respectively.

General, administrative, and marketing expenses for both the three and six months ended June 30, 2012 were reduced by a $4.7 million gain on the settlement of the Medafor lawsuit. General, administrative, and marketing expenses for the three and six months ended June 30, 2012 includes losses of $3.6 million and $4.1 million, respectively, for the lawsuit with CardioFocus related to patent infringement by the Company’s Cardiogenesis laser products, which was settled in the second quarter of 2012. Legal fees related to lawsuits, primarily the Medafor and CardioFocus lawsuits, were $2.1 million and $3.6 million for the three and six months ended June 30, 2012, respectively, and reductions to legal fees for insurance reimbursements to be received for certain litigation expenses were $3.1 million and $3.4 million for the three and six months ended June 30, 2012, respectively. See also Part II, Item I, “Legal Proceedings.”

Business development costs, primarily related to the acquisition of Hemosphere, were $1.0 million and $1.1 million for the three and six months ended June 30, 2012, respectively. Business development costs primarily related to the acquisition of Cardiogenesis were $1.8 million and $2.9 million for the three and six months ended June 30, 2011, respectively.

The Company expects that it will incur additional general, administrative, and marketing expenses for the full year of 2012 as compared to 2011 related to its expanded sales staff and the ongoing operations of Hemosphere, which the Company acquired in May 2012, and the expanded sales staff of Cardiogenesis, which was not part of the Company’s business until May 2011.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Research and development expenses	$1,670	$1,643	$3,363	$3,409
Research and development expenses as a percentage of total revenues	5%	6%	5%	6%

Research and development expenses increased 2% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Research and development expenses decreased 1% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Research and development spending in these periods was primarily focused on PerClot, the Company’s SynerGraft tissues and products, and BioFoam. The Company expects that research and development spending for the full year of 2012 will increase compared to the full year of 2011 due to planned increases in spending on clinical studies related to PerClot and BioFoam.

Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Income before income taxes	$5,605	$3,779	$7,186	$6,314
Income tax expense	2,271	1,959	2,861	2,828

Net income	$3,334	$1,820	$4,325	$3,486

Diluted income per common share	$0.12	$0.06	$0.15	$0.12

Diluted weighted-average common shares outstanding	27,177	27,745	27,362	27,729

Income before income taxes increased 48% for the three months and 14% for the six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011. The increase in income before income taxes for the three and six months ended June 30, 2012 was primarily caused by an increase in revenues, partially offset by an increase in costs and expenses, particularly for the six month period, as discussed above.

The Company’s effective income tax rate was approximately 41% and 40% for the three and six months ended June 30, 2012, respectively, as compared to 52% and 45% for the three and six months ended June 30, 2011, respectively. The income tax rates in the second quarters of 2012 and 2011 were impacted by the unfavorable tax treatment of certain acquisition related expenses related to the acquisitions of Hemosphere and Cardiogenesis, respectively. The Cardiogenesis acquisition costs were significantly higher than the acquisition costs for Hemosphere, and therefore, had a larger impact on the effective tax rate.

Net income and diluted income per common share for the three and six months ended June 30, 2012 increased compared to the corresponding periods in 2011 due to the increase in income before income taxes, adjusted by the effect of income tax expense, as discussed above.

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

The Company is uncertain whether the demand for PerClot will be seasonal, as PerClot is a new product and the nature of any seasonal trends in PerClot sales may be obscured.

The Company is uncertain whether the demand for revascularization technologies will be seasonal, as the Company only recently acquired this product line in May 2011 and the historical data does not indicate a significant trend.

The Company is uncertain whether the demand for HeRO Grafts will be seasonal, as the Company only recently acquired this product line in May 2012 and the historical data does not indicate a significant trend.

Liquidity and Capital Resources

Net Working Capital

At June 30, 2012 net working capital (current assets of $75.2 million less current liabilities of $24.8 million) was $50.4 million, with a current ratio (current assets divided by current liabilities) of 3 to 1, compared to net working capital of $62.4 million and a current ratio of 4 to 1 at December 31, 2011.

Overall Liquidity and Capital Resources

The Company’s largest cash requirements for the six months ended June 30, 2012 were the acquisition of Hemosphere and the related transaction and integration costs. The total acquisition cost, net of cash acquired, was $17.1 million. CryoLife used cash on hand to fund the acquisition and will operate Hemosphere as a wholly owned subsidiary. The Company’s other cash requirements included cash for general working capital needs and repurchases of the Company’s common stock. The Company funded its cash requirements through its existing cash reserves and its operating activities, which generated cash during the period.

CryoLife’s credit agreement with GE Capital (the “GE Credit Agreement”) provides revolving credit for working capital, acquisitions, and other corporate purposes. The borrowing capacity under the GE Credit Agreement is $20.0 million (including a letter of credit subfacility) and the GE Credit Agreement expires October 28, 2014. The borrowing capacity may be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. As a result, these funds will not be available to meet the Company’s liquidity needs during the term of the GE Credit Agreement and, as such, have been recorded as restricted cash and securities on the Company’s Summary Consolidated Balance Sheets. Also, the GE Credit Agreement requires that, after giving effect to a stock repurchase, the Company maintain liquidity, as defined in the agreement, of at least $20.0 million. As of June 30, 2012 the outstanding balance under the GE Credit Agreement was zero and $19.8 million was available for borrowing.

In the six months ended June 30, 2012 the Company purchased approximately 626,000 shares of its common stock for an aggregate purchase price of $3.2 million. As of June 30, 2012 the Company had $10.4 million in remaining authorizations under common stock repurchase programs authorized by the Company’s Board of Directors. The purchase of shares may be made from time to time in the open market or through privately negotiated transactions, on such terms as management deems appropriate, and will be dependent upon various factors, including: price, regulatory requirements, and other market conditions. As of June 30, 2012 the Company was no longer actively repurchasing shares of its common stock. The Company cannot currently anticipate if it will continue to repurchase common shares under this authorization or when such purchases could be initiated.

The Company’s cash equivalents include advance funding received under the DOD Grants for the continued development of protein hydrogel technology. As of June 30, 2012 $878,000 of the Company’s cash equivalents were related to these DOD Grants, which must be used for the specified purposes. As of June 30, 2012 less than 12% of the Company’s cash and cash equivalents were held in foreign jurisdictions.

The Company has agreed to provide funding of up to $2.0 million in debt financing to ValveXchange, Inc. (“ValveXchange”) through a revolving credit facility. The Company advanced $1.0 million to ValveXchange on this loan in mid July 2012, and believes that ValveXchange may draw additional funds during the remainder of 2012, but actual timing may be different than the Company’s current expectations.

The Company believes that its anticipated cash from operations and existing cash and cash equivalents will enable the Company to meet its current operational liquidity needs for at least the next twelve months. The Company’s future cash requirements will include cash to fund the integration of Hemosphere and may include cash to fund clinical trials, including the PerClot, BioFoam, and revascularization technologies clinical trials, and other business development activities, to purchase license agreements, for general working capital needs, to fund the ValveXchange revolving credit facility, to repurchase the Company’s common stock, to fund a cash dividend to common shareholders, and for other corporate purposes. The Company believes that these items could have a significant impact on its cash flows in the remainder of 2012. The Company may seek additional borrowing capacity or financing pursuant to its shelf registration statement, for general corporate purposes, or to fund other future cash requirements. If the Company undertakes further significant business development activity in 2012, it will likely need to finance such activities by drawing down monies under the GE Credit Agreement, obtaining additional debt financing, or using its shelf registration statement to sell equities.

The Company acquired net operating loss carryforwards from its acquisitions of Hemosphere and Cardiogenesis that the Company believes will reduce required cash payments for federal income taxes by approximately $1.2 million for the 2012 tax year.

Liability Claims

In the second quarter of 2012 the Company settled a lawsuit with CardioFocus related to patent infringement by the Company’s Cardiogenesis laser products. In accordance with this settlement, the Company made a payment of $4.5 million in July 2012 to CardioFocus using cash on hand. Also in the second quarter of 2012, the Company settled its lawsuit with Medafor. Per the terms of the settlement agreement, CryoLife will receive $3.5 million in the third quarter of 2012, of which $1.75 million was received in July 2012. As of June 30, 2012 the Company had $3.2 million in legal expenses recoverable from insurance carriers recorded as a receivable on the Summary Consolidated Balance Sheet, of which $1.6 million was received in July 2012. The Company believes that the remainder will be received in the second half of 2012.

See also Part II, Item I, “Legal Proceedings.”

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $4.9 million for the six months ended June 30, 2012 as compared to $7.9 million for the six months ended June 30, 2011. The decrease in cash provided in the current year period is primarily due to the effect of working capital needs, which had an unfavorable impact on cash during the period.

The Company uses the indirect method to prepare its cash flow statement and, accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items and for changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2012 these non-cash items included a favorable $2.7 million in depreciation and amortization expenses, $1.5 million in non-cash stock based compensation, and $1.3 million in deferred income taxes.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2012 these changes included unfavorable adjustments of $6.7 million due to the timing differences between the recording of revenue or gains and the receipt of cash, primarily due to the $3.5 million legal settlement receivable from Medafor and $3.2 million for insurance reimbursements to be received for certain litigation expenses, and due to recent increase in revenues, partially offset by a favorable adjustment of $3.9 million due to the timing differences between the recording of accounts payable, accrued expenses, and other liabilities and the actual payment of cash, primarily due to the $4.5 million legal settlement payable to CardioFocus.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $19.3 million for the six months ended June 30, 2012 as compared to $22.4 million for the six months ended June 30, 2011. The current year cash used was primarily due to the payment of $17.1 million for the acquisition of Hemosphere, net of cash acquired.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $3.3 million for the six months ended June 30, 2012 as compared to $1.2 million for the six months ended June 30, 2011. The current year cash used was primarily due to $3.4 million in purchases of treasury stock, largely related to the Company’s publicly announced stock repurchase plan.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of June 30, 2012 are as follows (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Operating leases	$25,744	$1,174	$2,708	$2,655	$2,609	$2,633	$13,965
Purchase commitments	8,368	2,951	3,586	1,831	—	—	—
Contingent payments	4,500	500	—	500	3,500	—	—
Settlement payment	4,500	4,500	—	—	—	—	—
Research obligations	4,227	1,157	2,083	939	48	—	—
Compensation payments	1,985	—	992	993	—	—	—

Total contractual obligations	$49,324	$10,282	$9,369	$6,918	$6,157	$2,633	$13,965

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space, leases on Company vehicles, and leases on a variety of office equipment.

The Company’s purchase commitments include minimum purchase requirements for PerClot related to the Company’s transaction with SMI. These minimum purchases are included through 2014, as the Company expects to receive FDA approval for PerClot in late 2014. Upon FDA approval, the Company may terminate its minimum purchase requirements, which it expects to do. However, if the Company does not terminate this provision, it will have minimum purchase obligations of $1.75 million per year through the end of the contract term in 2025. The Company’s purchase commitments also include obligations from agreements with suppliers and contractual payments for licensing computer software and telecommunication services.

The contingent payment obligations include obligations related to the Company’s acquisition of Hemosphere and transaction with SMI. The contingent payment obligation for Hemosphere represents the payments that the Company will make if certain revenue milestones are achieved. The schedule includes one contingent milestone payment for $2.5 million that the Company believes it is likely to pay in 2015, although the timing of this payment may change. The schedule excludes one contingent milestone payment of up to $2.0 million, as the Company cannot make a reasonably reliable estimate of when this future payment may be made, if at all. The contingent payment obligation for PerClot represents the payments that the Company will make if certain FDA regulatory approvals and other commercial milestones are achieved. The schedule excludes one contingent milestone payment of $500,000, as the Company cannot make a reasonably reliable estimate of timing of this future payment.

The Company’s settlement payment of $4.5 million is due to CardioFocus for the settlement of a lawsuit related to patent infringement by the Company’s Cardiogenesis laser products and was paid in July 2012.

The Company’s research obligations represent commitments for ongoing studies and payments to support research and development activities, which will be partially funded by the advances received under the DOD Grants.

The Company’s compensation payment obligations represent estimated payments for post-employment benefits for the Company’s Chief Executive Officer (“CEO”). The timing of the CEO’s post-employment benefits is based on the December 2012 expiration date of the CEO’s employment agreement. Payment of this benefit may be accelerated by a change in control or by the voluntary retirement of the CEO, or may be delayed if the Company and the CEO execute a new employment agreement that changes the payment terms.

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation and (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $2.4 million, because the Company cannot make a reasonably reliable estimate of the amount and period of related future payments as no specific assessments have been made for specific litigation or by any taxing authorities.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2012 were $1.5 million compared to $1.2 million for the six months ended June 30, 2011. Capital expenditures in the six months ended June 30, 2012 were primarily related to the routine purchases of manufacturing, tissue processing, computer, and office equipment; computer software; and renovations to the Company’s corporate headquarters needed to support the Company’s business.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	Expectations regarding the accounting treatment and costs of certain transactions;

•	Expectations regarding the renewal of certain contracts;

•	Expectations regarding net operating loss carryforwards and the related impact on the Company’s taxes;

•	Expectations regarding the attainment of the performance component of 2012 equity grants;

•	Expectations regarding the recognition of expenses related to equity grants;

•	The Company’s belief that preservation services revenues over the full year of 2012 will show a slight increase over revenues for the full year of 2011;

•	Anticipated impact of changes in interest rates and foreign currency exchange rates;

•	The Company’s belief that the HeRO Graft will fit well into its product portfolio of medical devices;

•

The Company’s belief that there is a significant opportunity for CryoLife’s sales team to leverage their strong relationships with vascular surgeons to introduce and expand utilization of the HeRO Graft in the U.S.;

•

Expectations regarding payments to former shareholders of Hemosphere upon the achievement of certain revenue-based milestones, and management’s estimates and assumptions regarding the achievement of such milestones;

•	Management’s beliefs regarding BioGlue sales volume in domestic and international markets and the factors impacting such sales;

•	Management’s beliefs regarding hemostat sales in 2012 and the factors impacting such sales;

•	The Company’s beliefs regarding factors that may impact revascularization technologies revenues in the second half of 2012;

•	Anticipated cost of preservation services as a percentage of preservation services revenues;

•	Expectations regarding general, administrative, and marketing expenses for the remainder of 2012 and the factors impacting such costs;

•	The Company’s expectations that research and development expenses for the full year of 2012 will increase compared to 2011, and the factors impacting such expenses;

•	Expectations regarding business development opportunities and related costs;

•	The Company’s beliefs regarding the seasonal nature of the demand for some of its preservation services and products;

•	The Company’s belief that it will have sufficient cash to meet its operational liquidity needs for at least the next twelve months;

•	The Company belief that the remaining legal recoverable from insurance carriers will be received in the second half of 2012;

•	Expectations regarding the Company’s future cash requirements and the impact of certain items on the Company’s cash flows;

•	The Company’s belief that it may seek additional borrowing capacity or financing for general corporate purposes or to fund other future cash requirements;

•

The Company’s belief that further significant business development activity in 2012 would likely require the Company to draw down monies on its credit facility, obtain additional debt financing, or sell equity under its shelf registration statement;

•	The Company’s expectation that it will receive FDA approval for PerClot in late 2014;

•	The Company’s expectation that it will terminate its minimum purchase requirements for PerClot after the product receives FDA approval;

•	The Company’s belief that ValveXchange may draw additional funds on its credit facility with CryoLife during the remainder of 2012;

•	Expectations regarding obligations for certain contingent payments and purchase commitments related to asset purchases and acquisitions, and the timing of such payments and purchases;

•	Estimated liability for uncertain tax positions and interest and penalties;

•	Expectations regarding the timing of payments from the Medafor settlement;

•	The Company’s plans to terminate its letter of credit related to the Tenaxis litigation in the third quarter of 2012;

•	Expectations regarding the impact of new accounting pronouncements; and

•	Other statements regarding future plans and strategies, anticipated events, or trends.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risk factors set forth under Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2011, the risk factors set forth under Part II, Item 1A of this Form 10-Q, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks and Uncertainties

The risks and uncertainties which might impact the forward-looking statements and the Company, its ability to continue as a going concern, and the trading value of its common stock include concerns that:

•	We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting this product;

•	The continued introduction into the market of products that compete with BioGlue could have an irreversible adverse impact on our sales of BioGlue;

•	Our BioGlue patent has expired in the U.S. and will expire in the rest of the world in mid-2013;

•

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

•	Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse impact on us;

•	The loss of any of our sole-source suppliers could have a material adverse impact on our revenues, financial condition, profitability, and cash flows;

•	We may be unsuccessful in our efforts to market and sell PerClot in the U.S. and internationally;

•	Factors that have negatively impacted revascularization technologies revenues in the first half of 2012 may continue into the second half of 2012;

•	We have inherited risks and uncertainties related to Cardiogenesis’ business;

•	We have inherited risks and uncertainties related to Hemosphere’s business;

•

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

•

Uncertainties related to patents and other proprietary technology rights may adversely impact the value of our intellectual property or may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary technology rights against others;

•	Intense competition may impact our ability to operate profitably;

•	If we are not successful in expanding our business activities in international markets, we may be unable to increase our revenues;

•	We are dependent on the availability of sufficient quantities of tissue from human donors;

•	Key growth strategies may not generate the anticipated benefits;

•	Investments in new technologies and acquisitions of products or distribution rights may not be successful;

•	Regulatory action outside of the U.S. has affected our business in the past and may affect our business in the future;

•

Consolidation in the healthcare industry could continue to result in demands for price concessions, limits on the use of our tissues and products, and limitations on our ability to sell to certain of our significant market segments;

•	Extensive government regulations may adversely impact our ability to develop and market services and products;

•	The success of many of our tissues and products depends upon strong relationships with physicians;

•	Our existing insurance policies may not be sufficient to cover our actual claims liability;

•	We may be unable to obtain adequate insurance at a reasonable cost, if at all;

•	We are not insured against all potential losses. Natural disasters or other catastrophes could adversely impact our business, financial condition, and profitability;

•	We may be unsuccessful in our attempts to recover certain insurance reimbursements to be received;

•	Our credit facility, which expires in October of 2014, limits our ability to pursue significant acquisitions;

•	Our ability to borrow under our credit facility may be limited;

•	Continued fluctuation of foreign currencies relative to the U.S. Dollar could materially adversely impact our business;

•	Rapid technological change could cause our services and products to become obsolete;

•	Our CryoValve SGPV post-clearance study may not provide expected results;

•	Our investment in ValveXchange, Inc. may become impaired, which could have a material adverse impact on our earnings; and

•	We are dependent on our key personnel.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $4.0 million and restricted cash and securities of $5.0 million and interest paid on the Company’s variable rate line of credit as of June 30, 2012. A 10% adverse change in interest rates as compared to the rates experienced by the Company in the six months ended June 30, 2012, affecting the Company’s cash and cash equivalents, restricted cash and securities, and line of credit would not have a material impact on the Company’s financial position, profitability, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2012 affecting the Company’s balances denominated in foreign currencies would not have had a material impact on the Company’s financial position or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by the Company for the six months ended June 30, 2012 affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material impact on the Company’s financial position, profitability, or cash flows.

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

Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2012 the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

The Securities and Exchange Commission’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, the Company completed the acquisition of Hemosphere, Inc. (“Hemosphere”) during the second quarter of 2012. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012 excludes an assessment of the internal control over financial reporting of Hemosphere. See Note 4 of the Notes to Summary Consolidated Financial Statements contained in this Form 10-Q for a description of the significance of the acquired business to the Company.

During the quarter ended June 30, 2012 there were no other changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Medafor

As previously discussed in CryoLife’s Form 10-Q for the quarter ended March 31, 2012 and its prior filings, CryoLife filed a lawsuit against Medafor, Inc. (“Medafor”) in 2009 in the U.S. District Court for the Northern District of Georgia (“Georgia Court”). In 2010 Medafor filed counterclaims against CryoLife in the same case. The litigation related to an exclusive distribution agreement that the parties entered into in April 2008.

On July 14, 2011 Medafor filed a lawsuit against CryoLife in the U.S. District Court for the District of Minnesota (“Minnesota Court”) seeking a declaratory judgment that its December 31, 2010 reverse stock split reduced the number of Medafor shareholders to less than 500 and that, therefore, Medafor is not required to comply with the registration requirements of Section 12(g) of the Securities Exchange Act of 1934. On March 30, 2012 the Minnesota Court granted CryoLife’s motion to dismiss this lawsuit, although it did grant Medafor 30 days to file an amended lawsuit. Medafor did not file an amended lawsuit.

On June 8, 2012 the parties agreed to a settlement of their litigation and entered into a further settlement agreement on June 25, 2012. The settlement provided that Medafor will pay $3.5 million in cash to CryoLife, with half of the payment made on July 9, 2012, and the remainder to be made on or before September 6, 2012. Pursuant to the terms of the settlement, all claims and counterclaims in the litigation were dismissed with prejudice, including Medafor’s counterclaim for payment of approximately $1.2 million for product purchased by CryoLife, which amount had been recorded as a payable on CryoLife’s March 31, 2012 balance sheet. Each party also released the other from all claims and liabilities, except with respect to possible claims that Medafor may have against CryoLife regarding certain patent-related rights, which were not counterclaims filed by Medafor. CryoLife and Medafor agreed and acknowledged that each party would bear its own costs and expenses, including attorneys’ fees, incurred in or as a result of the litigation.

On June 29, 2012 the parties jointly filed stipulated dismissals with prejudice with the Georgia Court.

CryoLife received its first settlement payment of $1.75 million from Medafor in early July.

CardioFocus

As previously discussed in CryoLife’s Form 10-Q for the quarter ended March 31, 2012 and its prior filings, in 2008 CardioFocus, Inc. (“CardioFocus”) filed a complaint in the U.S. District Court for the District of Massachusetts (“Massachusetts Court”) against Cardiogenesis Corporation (“Cardiogenesis”) and a number of other companies. The litigation related to an alleged infringement by Cardiogenesis of two patents held by CardioFocus that have now expired.

On June 14, 2012 Cardiogenesis entered into a settlement agreement with respect to its litigation with CardioFocus. The settlement provides that each party release the other from all claims and liabilities related to the patents in question and that all claims and counterclaims in the litigation be withdrawn with prejudice. Pursuant to the terms of the settlement agreement, Cardiogenesis would pay $4.5 million in cash to CardioFocus. Cardiogenesis and CardioFocus agreed and acknowledged that each party would bear its own costs and expenses, including attorneys’ fees, incurred in or as a result of the litigation.

On June 14, 2012 the parties filed a stipulation of dismissal with prejudice in the Massachusetts Court.

CryoLife paid the $4.5 million settlement payment to CardioFocus in July 2012 using cash on hand.

Tenaxis

As previously discussed in CryoLife’s Form 10-Q for the quarter ended March 31, 2012 and its prior filings, Tenaxis, Inc. (“Tenaxis”) in October of 2008 filed a nullity action against CryoLife’s main BioGlue patent in Federal Patent Court in the State of Bavaria in the Federal Republic of Germany that sought to invalidate this patent in Germany. The Federal Patent Court held a hearing on the nullity action on November 24, 2009. On April 22, 2010 the Federal Patent Court in Munich issued a judgment declaring the German part of this BioGlue patent as void. CryoLife filed an appeal against this judgment with the German Supreme Court.

In October of 2008 CryoLife filed a patent infringement action in a Patent Court in the State of North Rhein-Westphalia in Düsseldorf in the Federal Republic of Germany. This complaint alleged that Tenaxis was infringing CryoLife’s main BioGlue patent by selling a surgical adhesive made up of a mixture of, among other things, bovine serum albumin and glutaraldehyde. CryoLife sought an injunction, damages, and a list of customers to which Tenaxis has sold or is planning to sell its products. The District Court stayed the proceedings pending the issuance of judgment of the German Supreme Court in the nullity appeal proceeding.

On June 20, 2012 the parties entered into a settlement agreement whereby CryoLife covenanted not to sue Tenaxis for the infringement of the main BioGlue patent or any patents that would issue from the main BioGlue patent in Germany, the U.S., or the rest of the world, and Tenaxis agreed to not challenge the validity or enforceability of any of those patents. The parties further agreed to release each other from their respective claims relating to or arising from the infringement action and the nullity action. The parties also agreed to file papers to withdraw the infringement action and the nullity action with the appropriate German courts, which they did on July 2, 2012 and July 4, 2012, respectively.

Item 1A.   Risk Factors.

The risks relating to the Medafor and CardioFocus litigation described in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2011 are no longer applicable because of the settlements described elsewhere in this Form 10-Q.

We Have Inherited Risks And Uncertainties Related To Hemosphere’s Business.

In May 2012 we acquired Hemosphere, and Hemosphere is now operating as a subsidiary of CryoLife. We have inherited certain risks and uncertainties related to Hemosphere’s business. These risks and uncertainties include the following:

•	We may be unable to maintain existing HeRO Graft sales and/or expand into new territories;

•	Sales growth via product enhancements will be subject to regulatory approvals and physician and patient acceptance, as well as successful innovation within our research and development department;

•	Even if we experience successful sales growth for HeRO Graft, our margins would be impacted if we experience increased costs related to the manufacturing and distribution of HeRO Graft;

•

HeRO Graft may not continue to experience continued reimbursement in the U.S. and existing reimbursement rates may not continue to expand due to regulatory or other reasons, and if patients are not able to receive reimbursement from their insurance providers for this product, sales could be materially adversely impacted;

•

HeRO Graft may not continue to provide the anticipated medical benefits or may not be perceived as a safe and effective product, which may mean that our sales could be materially impacted or we may experience lawsuits;

•	Hemosphere integration costs could be much higher than expected or integration could be more time consuming or difficult than anticipated;

•	Third-party intellectual property rights may limit the development and protection of intellectual property acquired from Hemosphere, which could adversely affect its value to us;

•	Hemosphere’s business relies on patent and trade secret laws, which are complex and may be difficult to enforce;

•	Hemosphere may have liability for actions that occurred prior to our acquisition of Hemosphere, which could adversely affect us; and

•

Hemosphere may have had undisclosed weaknesses in its internal controls, which could impact our internal controls over financial reporting or adversely impact the value of the Hemosphere acquisition to us, which could have a material adverse effect on us.

Any of these conditions or contingencies could have a material adverse effect on our revenues, financial condition, profitability, and cash flows.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended June 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
04/01/2012 - 04/30/2012	142,400	$5.24	142,400	$11,337,649
05/01/2012 - 05/31/2012	147,124	5.09	147,124	10,588,820
06/01/2012 - 06/30/2012	53,709	4.67	53,709	10,338,165

Total	343,233	5.09	343,233	10,338,165

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

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

None.

Item 5.   Other information.

None.

Item 6.   Exhibits.

The exhibit index can be found below.

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated May 14, 2012, by and among CryoLife, Inc., CL Crown, Inc., Hemosphere, Inc. and a Stockholder Representative.

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-3 filed February 22, 2012.)

3.2	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 27, 2011.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

4.2	First Amended and Restated Rights Agreement, dated as of November 2, 2005, between CryoLife, Inc. and American Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 3, 2005.)

10.1	Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed June 22, 2012.)

10.2*	Waiver Agreement, dated May 14, 2012, by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, and General Electric Capital Corporation, as lender and administrative agent for all lenders, under the Amended and Restated Credit Agreement between the parties, dated October 28, 2011.

10.3*	Final Settlement Agreement, dated June 28, 2012, by and among CryoLife, Inc. and Medafor, Inc.

10.4*	Settlement Agreement, dated June 14, 2012, by and among CryoLife, Inc. and CardioFocus, Inc.

31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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

July 31, 2012
DATE