Form 10-K
period 2012-12-31
CRYOLIFE INC
filed 2013-02-15
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the registrant was $130,523,457 computed using the closing price of $5.23 per share of Common Stock on June 30, 2012, the last trading day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, based on management’s belief that Registrant has no affiliates other than its directors and executive officers.

As of February 12, 2013 the number of outstanding shares of Common Stock of the registrant was 27,483,499.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after December 31, 2012.	Part III

PART I

Item 1. Business.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, preserves and distributes human tissues for transplantation and develops, manufactures, and commercializes medical devices for cardiac and vascular applications. The cardiac and vascular human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch tissue (“CryoPatch SG”), both processed using CryoLife’s proprietary SynerGraft® technology. CryoLife’s surgical sealants and hemostats include BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), and PerClot®, an absorbable powdered hemostat, which the Company distributes for Starch Medical, Inc. (“SMI”) in the European Community and other select international markets. CryoLife’s subsidiary, Cardiogenesis Corporation (“Cardiogenesis”), specializes in the treatment of coronary artery disease using a laser console system and single use, fiber-optic handpieces to treat patients with severe angina. CryoLife and its subsidiary, Hemosphere, Inc. (“Hemosphere”), market the Hemodialysis Reliable Outflow Graft (“HeRO® Graft”), which is a solution for end-stage renal disease (“ESRD”) in certain hemodialysis patients.

Preservation Services and Products

Tissue Preservation Services. CryoLife distributes preserved human cardiac and vascular tissues to implanting institutions throughout the U.S., Canada, and Europe. CryoLife processes and preserves cardiac and vascular tissues using proprietary processing and freezing techniques, or cryopreservation. Management believes the human tissues it distributes offer specific advantages over mechanical, synthetic, and animal-derived alternatives. Depending on the alternative, the advantages of the Company’s heart valves include more natural blood flow properties, the ability to use with patients who have endocarditis, the elimination of a need for long-term drug therapy to prevent excessive blood clotting, and a reduced risk of catastrophic failure, thromboembolism (stroke), or calcification. The Company’s cardiac tissues include the CryoValve SGPV and the CryoPatch SG, both processed with the Company’s proprietary SynerGraft decellularization technology. CryoLife uses the SynerGraft technology for a portion of its pulmonary valve and pulmonary cardiac patch tissue processing. The Company’s vascular tissues, including the CryoVein and CryoArtery, have been used to treat a variety of vascular reconstructions such as peripheral bypass, hemodialysis access, and aortic infections which have saved the lives and limbs of patients.

Surgical Sealants and Hemostats. CryoLife’s proprietary product, BioGlue, designed for cardiac, vascular, pulmonary, and general surgical applications, is a polymer based on bovine blood protein and an agent for cross-linking proteins. CryoLife distributes BioGlue throughout the U.S. and in more than 80 other countries for designated applications. In the U.S., BioGlue is U.S. Food and Drug Administration (“FDA”) approved as an adjunct to sutures and staples for use in adult patients in open surgical repair of large vessels. CryoLife distributes BioGlue for repair of soft tissues (which include cardiac, vascular, pulmonary, and additional soft tissues) in the European Economic Area (“EEA”) under Conformité Européene Mark product certification (“CE Mark”). CryoLife distributes BioGlue in Japan for use in the repair of aortic dissections. Additional marketing approvals have been granted for specified applications in several other countries throughout the world, including Canada, Brazil, and Australia.

CryoLife’s proprietary product, BioFoam, is a protein hydrogel biomaterial with an expansion agent, which generates a mixed-cell foam. The foam creates a mechanical barrier to decrease blood flow and develops pores for the blood to enter, leading to cellular aggregation and enhanced hemostasis. Due to its foaming characteristic, BioFoam has the potential to rapidly seal organs, such as the liver, and may provide hemostasis in penetrating wounds and trauma. CryoLife distributes BioFoam under CE Mark certification for use as an adjunct in the sealing of the liver and spleen and as an adjunct to hemostasis in cardiovascular surgery when cessation of bleeding by ligature or conventional methods is ineffective or impractical.

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

CryoLife refiled an investigational device exemption (“IDE”) in November 2012 with the FDA to begin clinical trials for the purpose of obtaining Premarket Approval (“PMA”) to distribute PerClot in the U.S. CryoLife has received questions from the FDA related to this filing and is currently working to address the questions and expects to respond to the FDA in the first quarter of 2013.

Revascularization Technologies. In May 2011 CryoLife completed its acquisition of Cardiogenesis. Cardiogenesis is a leading developer of surgical products used in the treatment of patients with severe angina resulting from diffuse coronary artery disease. Cardiogenesis markets the FDA approved Holmium: YAG laser console, single use and fiber-optic handpieces, and the servicing and maintenance of the console for performing a surgical procedure known as transmyocardial revascularization (“TMR”), used for treating patients with severe angina that is not responsive to conventional therapy. Patients undergoing TMR treatment with Cardiogenesis products have been shown to have angina reduction, longer event-free survival, reduction in cardiac related hospitalizations, and increased exercise tolerance. Cardiogenesis has also developed the Phoenix System, which is designed to combine the delivery of biologic materials with TMR. The synergy of injecting biologics, such as stem cells or growth factors, with TMR may provide greater angina reduction, and improve cardiac function in patients with diffuse coronary artery disease who are not candidates for surgical bypass or intervention. The Phoenix System has received CE Mark designation allowing commercial distribution into the European Community. CryoLife intends to continue to investigate requirements to obtain an IDE for clinical evaluation of the Phoenix System in the U.S.

HeRO Grafts. In May 2012 CryoLife completed its acquisition of Hemosphere. Hemosphere developed and markets the HeRO Graft, a proprietary graft-based solution for ESRD hemodialysis patients with limited access options. The HeRO Graft is the only fully subcutaneous arteriovenous (“AV”) access solution clinically proven to maintain long-term access for hemodialysis patients with central venous stenosis. The HeRO Graft is indicated for ESRD patients who are either catheter dependent or approaching catheter dependency, on long-term hemodialysis, and have exhausted all other access options, as well as for patients with failing fistulas and grafts due to central venous stenosis.

Research and Business Development

Through its continuing research and development activities, CryoLife uses its expertise in chemistry (protein, material, organic, and bio); biomaterials; molecular biology; and engineering, and its understanding of the cardiac and vascular surgery medical specialties to develop useful technologies, services, and products. In addition, CryoLife uses this expertise to acquire and license supplemental and complimentary products and technologies. CryoLife seeks to identify market areas that can benefit from medical devices, preserved tissues, and other related technologies, to develop innovative products and techniques within these areas, to secure their commercial protection, to establish their efficacy, and then to market these products and techniques. In order to expand CryoLife’s service and product offerings, CryoLife is in the process of developing or investigating several products and technologies. Some of the products in development and under investigation have not been subject to completed clinical trials and have not received FDA or other regulatory approval, so CryoLife may not derive any revenues from them. CryoLife performs significant research and development work before offering its services and products, building on either existing proprietary and non-proprietary knowledge or acquired technology and know-how. CryoLife’s current tissue preservation services were developed internally. CryoLife developed its BioGlue and BioFoam products from a technology originally developed by a third-party and acquired by CryoLife. CryoLife purchased the rights to distribute and manufacture PerClot from a third-party and is working towards obtaining FDA approval to distribute PerClot in the U.S. CryoLife acquired Cardiogenesis and its revascularization technologies and intends to continue to investigate requirements to obtain an IDE approval for clinical evaluation of the Phoenix System in the U.S. CryoLife also acquired Hemosphere, and its HeRO Graft, and is working on product enhancements.

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

•

Expand Core Business. Expand the Company’s core business in cardiac and vascular medical specialties by expanding the market penetration of heart valves, cardiac patch tissues, vascular tissues, BioGlue, BioFoam, PerClot, revascularization technologies, and the HeRO Graft.

•

Develop the Company’s Pipeline of Services and Products. Develop the Company’s technologies and intellectual property for additional service and product offerings and commercialization of new services and products.

•

License Company Technology to Third-parties for Non-Competing Uses. Leverage the Company’s current technology platforms, including its protein hydrogel technology (“PHT”) platform and SynerGraft technology, in medical specialties other than cardiac and vascular surgery through strategic alliances, licenses, or distribution arrangements for additional indications or product line extensions. The Company considers licensing or distribution opportunities for existing products or for products in its research and development pipeline if the Company determines that licensing or distribution opportunities could enhance shareholder value.

•

Analyze and Identify Underperforming Assets for Potential Sale or Disposal. Continue to analyze and identify underperforming assets not complementary to the strategies identified above for potential sale or disposal.

As a result of the above strategies, the Company has pursued several opportunities in the past few years that resulted in the acquisition of PerClot technologies in September 2010 and 2011, the acquisition of Cardiogenesis and its revascularization technologies in May 2011, and the acquisition of Hemosphere and its HeRO Graft in May 2012, as discussed above. Additionally, in July 2011 the Company purchased approximately 2.4 million shares of Series A Preferred Stock of ValveXchange, Inc. (“ValveXchange”) for approximately $3.5 million and in 2012 advanced $2 million to ValveXchange through a revolving credit facility. ValveXchange is a private medical device company that was spun off from Cleveland Clinic to develop a lifetime heart valve replacement technology platform featuring exchangeable bioprosthetic leaflets. CryoLife’s investment represents an approximate 19% equity ownership in ValveXchange.

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

In 2008 CryoLife received 510(k) clearance from the FDA for its CryoValve SGPV, and in 2009 CryoLife received 510(k) clearance from the FDA for its CryoPatch SG, both processed with the Company’s proprietary SynerGraft technology. The SynerGraft process reduces the presence of allogeneic donor cells, while maintaining the structural integrity of the tissue. CryoLife uses the SynerGraft technology for a portion of its pulmonary valve and cardiac patch processing. In 2012 71% of pulmonary valves and 46% of cardiac patch tissues shipped by CryoLife were processed with the SynerGraft technology.

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

CryoLife shipped approximately 80,800 heart valves and cardiac patch tissues from 1984 through 2012, including approximately 3,200 shipments in 2012. Revenues from cardiac tissue preservation services accounted for 23%, 22%, and 24% of total Company revenues in 2012, 2011, and 2010, respectively. The Company estimates that in 2012 the total annual heart valve replacement and cardiac patch market in the U.S. was approximately $850 million. Management believes that of the $850 million, approximately $640 million or 75% of the procedures were for aortic, pulmonary, and tricuspid valve replacements for which the Company’s tissues can be used. The Company believes that approximately 97,000 aortic, pulmonary, and tricuspid valve replacement surgeries were conducted in the U.S. in 2012.

Vascular Tissue. The human vascular tissues preserved by the Company, including the CryoVein and CryoArtery, are used to treat a variety of vascular reconstructions such as peripheral bypass, hemodialysis access, and aortic infections which have saved the lives and limbs of patients. The Company preserves human saphenous vein conduits (3mm to 6mm) for use in peripheral vascular reconstructions. Failure to achieve revascularization of an obstructed vessel may result in the loss of a limb or even death of the patient. When patients require peripheral bypass surgery, the surgeon’s first choice generally is the patient’s own vein tissue. However, in cases of advanced vascular disease, as many as 30% of patients have unsuitable vein tissue for transplantation, and the surgeon must consider using synthetic grafts or preserved human vascular tissue. Synthetic vascular grafts are generally not optimal for below-the-knee surgeries because they have a tendency to obstruct over time. Preserved human vascular tissues tend to remain open longer and, as such, are used in indications where synthetics typically fail. In addition, synthetic grafts are not suitable for use in infected areas since they may harbor bacteria and are difficult to treat with antibiotics. Preserved human vascular tissues have advantages for patients with previously infected graft sites. The Company also preserves femoral veins and arteries and aortoiliac arteries for bypass, hemodialysis access, or reconstruction within infected surgical areas.

The Company shipped approximately 70,700 vascular tissues from 1986 through 2012, including approximately 4,600 shipments in 2012. Revenues from vascular preservation services accounted for 26%, 28%, and 27% of total Company revenues in 2012, 2011, and 2010, respectively. The Company estimates the aggregate U.S. vascular surgical graft market was approximately $120 million in 2012.

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

BioGlue. BioGlue is the first product to be developed from the Company’s PHT platform. BioGlue is a polymeric surgical adhesive based on bovine blood protein and an agent for cross-linking proteins. BioGlue has a tensile strength that is four to five times that of fibrin sealants. BioGlue begins to polymerize within 20 to 30 seconds and reaches its bonding strength within two minutes. BioGlue is pre-filled in 2ml, 5ml, and 10ml volumes. BioGlue is dispensed by a controlled delivery system that consists of either a reusable delivery device and disposable syringe or a disposable syringe alone. Both systems use an assortment of applicator tips (standard size tips, 12mm and 16mm spreader tips, 10cm and 27cm flexible extender tips, and a 10cm, 27cm, and 35cm delivery tip extender).

CryoLife is authorized to distribute BioGlue throughout the U.S. and in more than 80 other countries for designated applications. In the U.S., BioGlue is FDA approved as an adjunct to sutures and staples for use in adult patients in open surgical repair of large vessels. The Company estimates that aggregate U.S. sales for surgical internal tissue sealants were approximately $335 million in 2012.

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

Revenues from BioGlue represented 40%, 41%, and 41% of total Company revenues in 2012, 2011, and 2010, respectively.

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

BioFoam received CE Mark certification in August 2009 for use as an adjunct in the sealing of abdominal parenchymal tissues (liver and spleen) when cessation of bleeding by ligature or conventional methods is ineffective or impractical. CryoLife began a controlled launch of BioFoam at three clinical centers in Europe in 2009 and in 2010 began distribution of BioFoam in Europe. In November 2012 CryoLife received approval for an additional indication in Europe, allowing it to market BioFoam as an adjunct to hemostasis in cardiovascular surgery when cessation of bleeding by ligature or other conventional methods is ineffective or impractical. CryoLife plans to begin distribution of BioFoam in other international markets as required regulatory approvals are obtained.

Revenues from BioFoam represented less than 1% of total Company revenues in 2012, 2011, and 2010. CryoLife estimates the annual European market opportunity for cardiovascular and parenchymal tissue sealing, for which BioFoam can be used, is more than $100 million.

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

Revenues from hemostatic agents represented 2%, 4%, and 8% of total Company revenues in 2012, 2011, and 2010, respectively. The Company estimates that aggregate U.S. sales for hemostatic agents were approximately $890 million in 2012.

PerClot. PerClot is an absorbable, powdered hemostatic agent used in surgery. The PerClot technology modifies plant starch into ultra-hydrophilic adhesive forming hemostatic polymers. PerClot granules are biocompatible, absorbable polysaccharides containing no animal or human components. Utilizing this purified plant source material aids in minimizing the risks of infection and bleeding-related complications during surgery. PerClot granules have a molecular structure that rapidly absorbs water, forming a gelled adhesive matrix that provides a mechanical barrier to further bleeding and results in the accumulation of platelets, red blood cells, and coagulation proteins (thrombin, fibrinogen, etc.) at the site of application. The gelled adhesive matrix thus promotes the normal physiological clotting cascade. Easy to apply, PerClot does not require additional operating room preparation or special storage conditions. PerClot is readily dissolved by saline irrigation and is totally absorbed within several days. PerClot is currently available in 1 gram, 3 gram, and 5 gram configurations with a 100mm or 200mm applicator tip. PerClot Laparoscopic is available in 1 gram and 3 gram configurations with a 380mm applicator tip.

In September 2010 CryoLife entered into a worldwide distribution agreement and a license and manufacturing agreement with SMI for PerClot, which has CE Mark designation allowing commercial distribution into the European Community and other markets. It is indicated for use in surgical procedures, including cardiac, vascular, orthopaedic, neurological, gynecological, ENT, and trauma surgery as an adjunct hemostat when control of bleeding from capillary, venular, or arteriolar vessels by pressure, ligature, and other conventional means is either ineffective or impractical.

CryoLife filed an IDE with the FDA in March 2011 seeking approval to begin clinical trials for the purpose of obtaining a PMA to distribute PerClot in the U.S. In April 2011 the FDA disapproved CryoLife’s IDE filing. In March 2012 CryoLife refiled its IDE and the FDA responded with comments in the second quarter of 2012. CryoLife filed a revised IDE in November 2012 and received questions from the FDA in December 2012 related to this filing. CryoLife is currently working to address the questions and expects to respond to the FDA in the first quarter of 2013.

CryoLife began distributing PerClot in Europe in the fourth quarter of 2010. Revenues for PerClot represented approximately 2% of total Company revenues in 2012 and 2011. CryoLife plans to begin distribution of PerClot in other international markets as required regulatory approvals are obtained.

HemoStase. CryoLife distributed HemoStase under a private label exclusive distribution agreement with Medafor, Inc. (“Medafor”) from May 2008 to March 2011. Medafor fully, finally, and effectively terminated the agreement in 2010. The parties litigated the agreement and termination and settled the litigation in 2012. Revenues for HemoStase represented 0%, 2%, and 8% of total Company revenues in 2012, 2011, and 2010, respectively.

Revascularization Technologies

CryoLife’s subsidiary, Cardiogenesis, markets its Holmium: YAG laser console and single use, fiber-optic handpieces. These products are FDA approved for performing a surgical procedure known as TMR for treating patients with stable angina that is not responsive to conventional therapy. Patients undergoing TMR treatment with Cardiogenesis products have been shown to have angina reduction, longer event-free survival, reduction in cardiac related hospitalizations, and increased exercise tolerance.

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

The outside punctures seal over with little blood loss. Published research shows evidence that these channels promote the growth of new blood vessels or angiogenesis over time. That, in turn, provides the damaged heart tissue a better supply of blood and oxygen. Angina usually subsides with improved oxygen supply to the targeted areas of the damaged heart muscle.

SolarGen 2100s Console. The SolarGen 2100s Console implements advanced electronic and cooling system technology to greatly reduce the size and weight of the unit, while providing 115V power capability. The SolarGen 2100s Console was approved by the FDA in 2004 and received a CE Mark in 2005. The Company provides service plan options to ensure that the laser console is operating within the critical factory specifications and to protect the customer’s investment.

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

PEARL 8.0. The PEARL 8.0 has been designed for use in a minimally invasive thoracoscopic procedure. The PEARL 8.0 handpiece received FDA approval in 2012 and CE Mark in 2005. The Company anticipates launching the PEARL 8.0 in 2013.

CryoLife began distributing the TMR product line in May 2011 when it completed the acquisition of Cardiogenesis. Revenues from revascularization technologies represented 6% and 5% of total Company revenues in 2012 and 2011, respectively. The Company estimates that the addressable market opportunity for TMR is approximately $175 million.

HeRO Grafts

CryoLife and its subsidiary Hemosphere market the HeRO Graft, a proprietary graft-based solution for ESRD hemodialysis patients with limited access options and central venous obstruction. The HeRO Graft received its initial FDA 510(k) clearance in 2008, and a CE Mark application for the HeRO Graft is currently under review by the Company’s Notified Body. It is indicated for ESRD patients who are catheter dependent or approaching catheter dependency, on long-term hemodialysis, and have exhausted all other access options, as well as for patients with failing fistulas and grafts due to central venous stenosis. Prior to the introduction of the HeRO Graft, the only option for these patients was access through percutaneous tunneled dialysis catheters, which are higher cost, have high infection rates, limit a patient’s lifestyle, and foster central venous stenosis, or narrowing of the venous system. The HeRO Graft overcomes the limitations of catheters by providing a completely subcutaneous graft that functions like a regular access graft during dialysis, providing superior blood flow, and achieving a 69% reduction in bacteremia (bacteria in the blood) compared with catheters. HeRO is the only fully subcutaneous AV access solution clinically proven to maintain long-term access for hemodialysis patients with central venous stenosis. The HeRO Graft traverses the central venous stenosis allowing for long-term hemodialysis access.

CryoLife began distributing the HeRO Graft in May 2012 when it completed the acquisition of Hemosphere. The Company estimates that the addressable market opportunity for the HeRO Graft in the U.S. is approximately $125 million worldwide. More than 6,000 HeRO Grafts were shipped from 2008 to 2012. Revenues from the HeRO Graft represented 2% of total Company revenues in 2012. CryoLife intends to introduce the HeRO graft into the European Union (“EU”) in mid-2013, upon receipt of its CE Mark, which it anticipates receiving in early 2013.

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

In late 2006 CryoLife received 510(k) clearance from the FDA for ProPatch. In 2011 CryoLife implemented modifications to streamline the manufacturing process. These modifications resulted in the submission of a new 510(k), which was cleared by the FDA in January 2012. CryoLife intends to commercialize ProPatch, which may include partnering with one or more third-parties as well as obtaining clinical data to support indications for direct distribution.

Seasonality and Segment Information

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality,” regarding seasonality of the Company’s preservation services and products.

See Part II, Item 8, Note 19 of the “Notes to Consolidated Financial Statements” regarding segment and geographic information.

Distribution and Marketing

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

Since 1984 the Company has received tissue from over 120,000 donors. The Company has active relationships with approximately 40 OTPOs throughout the U.S. Management believes these relationships are critical in the preservation services industry and that the breadth of these existing relationships provides the Company with a significant advantage over potential new entrants to this market. The Company employs approximately 35 individuals in donor services and donor quality assurance to work with OTPOs. This includes three account managers who are stationed throughout the country to work directly with the OTPOs. The Company’s central office for procurement relations is staffed 24 hours per day, 365 days per year.

Preservation of Tissue. Upon receiving tissue, a Company technician completes the documentation control for the tissue prepared by the OTPO and gives it a control number. The documentation identifies, among other things, donor age, and cause of death. A trained technician then removes the portion or portions of the delivered tissue that will be processed. The Company’s cardiac and vascular tissues are preserved in a proprietary freezing process conducted according to Company protocols. After the preservation process, the tissues are transferred to liquid nitrogen freezers, initially under quarantine status, for long-term storage at temperatures at or below -135º C. The entire preservation process is controlled by guidelines established by the Company and are conducted under aseptic conditions in clean rooms.

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

The Company provides Company-owned liquid nitrogen freezers to certain client hospitals. The Company currently has approximately 260 of these freezers installed at hospitals throughout the U.S. Participating hospitals generally pay the cost of liquid nitrogen. The availability of on-site freezers makes it easier for a hospital’s physicians to utilize the Company’s tissues by making the tissue more readily available.

Medical Devices

In the U.S. the Company markets its products to physicians and distributes its products through its field service representatives and cardiac specialists. The Company markets and distributes its products in international markets through independent distributors in Canada, Asia Pacific, and the Americas and through the Company’s wholly owned European subsidiary, CryoLife Europa, Ltd. (“Europa”), which employs direct field representatives and manages relationships with other independent distributors in Europe, the Middle East, and Africa. Through its field representatives and distributors, the Company conducts field training for implanting surgeons regarding the application of its products.

Marketing, Educational, and Technical Support

The Company works to maintain relationships with, and market to, surgeons within the cardiac and vascular medical specialties. The Company has records of over 1,400 cardiac and vascular surgeons who implanted tissues preserved by the Company during 2012. In the U.S., the Company has 20 cardiac specialists who focus primarily on cardiac surgeons, approximately 28 cardiovascular representatives who focus primarily on vascular surgeons, eight dialysis therapy representatives who focus primarily on nephrologists and dialysis clinics, and eight region managers. A small number of these positions are open, and the Company is actively recruiting for these positions.

Because the Company markets its preservation services and products directly to physicians, an important aspect of increasing the distribution of the Company’s preservation services and products is educating physicians on the use of the Company’s preserved human tissues and medical device products and on proper implantation and surgical techniques. The Company’s trained medical relations and education staff and field support personnel provide support to implanting institutions and surgeons. The Company sponsors training seminars where physicians teach other physicians the proper technique for handling and implanting preserved human tissue. The Company also produces educational videos for physicians and coordinates peer-to-peer training at various medical institutions. In addition, the Company hosts several workshops throughout the year including the Ross Summit, Aortic Allograft Workshops, TMR Workshops, and beginning in 2013, the Central Venous Pathology Summit. These workshops aim to provide didactic and hands-on training to surgeons. Management believes that these activities improve the medical community’s acceptance of the tissues and products offered by the Company and help to differentiate the Company from other allograft processors and medical device companies.

In September 2012 CryoLife hosted the fourth annual Ross Summit at CryoLife’s Corporate Headquarters with 48 cardiac surgeons and cardiologists from 17 countries in attendance. The primary goal of the meeting was to facilitate and encourage the use of the Ross Procedure. The Ross Procedure is an operation in which a patient’s defective aortic valve is removed and replaced with his own pulmonary valve, and then a replacement pulmonary valve (typically a valve from a human donor) is surgically implanted to replace the removed native pulmonary valve.

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

European Operations

The Company markets its tissue services and products in the EEA, the Middle East, and Africa (“EMEA”) region through its European subsidiary, Europa, based in Guildford, England. Europa, with its team of approximately 26 employees, provides customer service, logistics, marketing, and clinical support to cardiac, vascular, thoracic, and general surgeons throughout the EMEA region. Europa markets and distributes the Company’s complete range of services and products, in both of its reportable segments, through its direct sales representatives in the U.K., Germany, Austria, and Ireland and through a network of independent distributors in the rest of the EMEA region. Europa also distributes tissue to certain hospitals in the EMEA region, primarily in Germany, Austria, and the U.K.

Backlog

The limited supply of certain types or sizes of preserved tissue, primarily for use in pediatric surgeries, can result in a backlog of orders for these tissues. The amount of backlog fluctuates based on the tissues available for shipment and varies based on the surgical needs of specific cases. The Company’s backlog is generally not considered firm and must be confirmed with the customer before shipment. The Company currently does not have a backlog of orders related to BioGlue, BioFoam, PerClot, revascularization technologies, or HeRO Grafts.

Competition

Preservation Services

The Company currently faces competition from at least two non-profit tissue banks that preserve and distribute human cardiac heart valves, cardiac patch tissues, and vascular tissues, as well as from several companies that market mechanical, porcine, and bovine heart valves, and synthetic vascular grafts for implantation. Many established companies, some with financial and personnel resources greater than those of the Company, are engaged in manufacturing, marketing, and selling alternatives to preserved human tissue. These competitors may also have greater experience in developing products, conducting clinical trials, and obtaining regulatory approvals. Certain of these competitors may obtain patent protection, approval, or clearance by the FDA or foreign countries earlier than the Company. The Company may also compete with companies that have superior manufacturing efficiency and marketing capabilities. Any of these competitive disadvantages could materially, adversely impact the Company. Companies offering mechanical, synthetic, bovine, porcine, or allograft products may enter this market in the future. Any newly developed treatments may also compete with the use of tissues preserved by the Company. Management believes that it competes with other entities that preserve human tissue on the basis of technology, customer service, and quality assurance.

Heart Valves. Alternatives to human heart valves preserved by the Company include valve repair and valve replacement with mechanical valves, porcine valves, or valves constructed from bovine pericardium. St. Jude Medical, Inc. is the leading supplier of mechanical heart valves. Medtronic, Inc. is the leading supplier of porcine heart valves. Edwards Life Sciences, Inc. is the leading supplier of bovine pericardial heart valves. The Company is aware of at least six companies that offer porcine, bovine, and mechanical heart valves. In addition, management believes that at least one domestic tissue bank offers preserved human heart valves in competition with the Company.

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

Cardiac Patches. Alternatives to human cardiac patches preserved by the Company include cardiac repair and reconstruction with small intestine submucosa (“SIS”) or patches constructed from bovine pericardium. CorMatrix Cardiovascular, Inc. is the leading supplier of SIS for cardiac repair and reconstruction with its CorMatrix ECM technology. There are several suppliers of bovine pericardial patches targeted for cardiac repair and reconstruction, including Edwards Life Sciences, Inc., Neovasc, Inc., and St. Jude Medical, Inc. Management believes that at least one domestic tissue bank offers preserved human cardiac patches in competition with the Company, including LifeNet Health, Inc. which processes allograft patches using its Matracell technology.

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

Vascular Tissue. There are a number of providers of synthetic alternatives to veins preserved by the Company and those alternatives are available primarily in medium and large diameters. Two primary synthetic grafts that compete with the Company’s vascular tissue for below-the-knee surgery are W.L. Gore & Associates’ Propaten and C.R. Bard, Inc.’s Distaflo. Artegraft’s bovine carotid artery graft and Hancock Jaffe Laboratories, Inc.’s Procol can be used for hemodialysis access, and Maquet, Inc.’s Hemashield woven grafts can be used for aortoiliac aneurysm surgery. Currently, management believes there are at least two other non-profit tissue banks that preserve and distribute human vascular tissue in competition with the Company.

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

Medical Devices

The Company faces competition from several domestic and international medical device, pharmaceutical, and biopharmaceutical companies in its surgical sealants and hemostats product lines. Many of the Company’s current and potential surgical adhesives, sealants, and hemostats competitors have substantially greater financial and personnel resources than the Company. These competitors may also have greater experience in developing products, conducting clinical trials, and obtaining regulatory approvals and may have large contracts with hospitals under which they can impose purchase requirements that place our products at a disadvantage. Certain of these competitors may obtain patent protection or approval or clearance by the FDA or foreign countries earlier than the Company. The Company may also compete with companies that have superior manufacturing efficiency and marketing capabilities. Any of these competitive disadvantages could materially, adversely impact the Company.

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

BioFoam. The Company’s BioFoam product competes with other surgical hemostatic agents that include Pfizer, Inc.’s Gelfoam; Baxter International, Inc.’s FloSeal; Ethicon, Inc.’s Spongostan, Instat, Surgicel, and Surgicel Nu-Knit; C.R. Bard, Inc.’s Avitene; Baxter International’s TachoSil; and Orthovita, Inc.’s Vitagel. Other medical device, pharmaceutical, and biopharmaceutical companies may also develop competitive products. The Company’s BioFoam product competes on the basis of its clinical efficacy and ease of use.

PerClot. The Company’s PerClot product competes with thrombin products, including King Pharmaceuticals, Inc.‘s Thrombin JMI; ZymoGenetics, Inc.‘s Recothrom; and Omrix Biopharmaceuticals, Inc.‘s (a Johnson & Johnson Company) Evithrom; and surgical hemostats, including Pfizer, Inc.‘s Gelfoam; C.R. Bard, Inc.‘s Avitene; Baxter International, Inc.’s FloSeal; Ethicon, Inc.’s Surgicel, Surgiflo, and Surgifoam products; Medafor’s Arista; and BioCer’s HaemoCer. Other competitive products may include argon beam coagulators, which provide an electrical source of hemostasis. A number of companies have surgical hemostat products under development. Other medical device, pharmaceutical, and biopharmaceutical companies may also develop competitive products. The Company’s PerClot products compete on the basis of safety profile, clinical efficacy, absorption rates, and ease of use.

Revascularization Technologies. The Company’s revascularization technologies compete with other methods for the treatment of coronary artery disease, including drug therapy, percutaneous coronary intervention, coronary artery bypass surgery, and enhanced external counterpulsation. Currently, the only directly competitive laser technology for the performance of TMR is the CO2 Heart Laser System manufactured by Novadaq Technologies, Inc. Other medical device and pharmaceutical companies may also develop additional competitive products. The Company’s revascularization technology competes on the basis of ease of use, versatility, size of laser console, and improved access to the treatment area with a smaller fiber-optic system.

HeRO Grafts. The Company’s HeRO Graft competes with balloon angioplasty products, including C.R. Bard Inc.’s Conquest and Boston Scientific’s Mustang. These products treat central venous stenosis and may preclude the future use of the HeRO Graft due to total occlusion of the central venous system. No product on the market currently serves as a fully subcutaneous AV access graft for patients while treating central venous stenosis. Other companies either have a fully subcutaneous graft for maintaining AV access, such as Artegraft Inc.’s Artegraft Bovine Carotid Artery Graft, W.L. Gore & Associates’ Hybrid Vascular Graft, C.R. Bard, Inc.’s Impra, and Atrium’s Flixene, or they have a chronic dialysis catheter for maintaining access in patients with central venous stenosis. Additional competitive products may be under development by other large medical device, pharmaceutical, and biopharmaceutical companies. The Company’s HeRO Graft competes on the basis of reducing catheter dependency in ESRD patients with central venous stenosis, and benefiting patients through fewer infections, superior dialysis adequacy, higher patency rates, and reduced costs compared to catheters.

General

Other recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that the Company’s current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use, or more economical than those which have been or are being developed by the Company or that would render the Company’s technology and products obsolete and non-competitive in these fields. In such event, the Company’s business, financial condition, profitability, and cash flows could be materially, adversely impacted. See Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Rapid Technological Change Could Cause Our Services And Products To Become Obsolete.”

Research and Development and Clinical Research

The Company uses its expertise in chemistry (protein, material, organic, and bio), cell biology, and engineering, and its understanding of the needs of the cardiac and vascular surgery medical specialties to attempt to expand its preservation services and surgical adhesives, sealants, and hemostats businesses and to develop or acquire products and technologies for these specialties. The Company identifies market areas that can benefit from preserved tissues, medical devices, and other related technologies and then attempts to develop innovative techniques, services, and products within these areas, to secure their commercial protection, to establish their clinical efficacy, and then to market these techniques, services, and products. The Company employs approximately 36 people in its research and development and clinical research departments, including five Ph.D.s with specialties in the fields of chemistry (protein, material, organic, and bio); biomaterials; molecular biology; and engineering.

In order to expand the Company’s service and product offerings, the Company is currently in the process of obtaining approvals, developing, or investigating several technologies and products, including technologies related to additional applications of its SynerGraft technology, including the CryoValve SGAV and ProPatch, the PHT product platform used in BioGlue, BioFoam, and other PHT derivatives, PerClot, revascularization technologies, human tissue preservation, and the HeRO Graft.

To the extent the Company identifies additional applications for its products, the Company may attempt to license these products to corporate partners for further development of such applications or seek funding from outside sources to continue the commercial development of such technologies. The Company may also attempt to acquire or license additional technologies from third-parties to supplement its product lines.

The Company’s research and development strategy is to allocate available resources among the Company’s core market areas of cardiac and vascular surgery, sealants, and hemostats, based on the size of the potential market for any specific product candidate, the estimated development time and cost required to bring the product to market, and the expected efficacy of the potential product. Research on these and other projects is conducted in the Company’s research and development laboratory or at universities or clinics where the Company sponsors research projects. The Company’s medical and scientific advisory board consults on various research and development programs. The Company’s preclinical studies are conducted at universities and other locations outside the Company’s facilities by third-parties under contract with the Company. In addition to these efforts, the Company may pursue other research and development activities.

In 2012, 2011, and 2010 the Company spent approximately $7.3 million, $6.9 million, and $5.9 million, respectively, on research and development activities on new and existing products. These amounts represented approximately 6%, 6%, and 5% of the Company’s revenues for each of the years 2012, 2011, and 2010, respectively. Of these amounts spent on research and development activities, $604,000, $398,000, and $490,000 was funded by the U.S. Department of Defense (“DOD”) in 2012, 2011, and 2010, respectively.

CryoValve SGPV. At the FDA’s request, the Company has committed to conducting a post-clearance study to collect long-term clinical data for the CryoValve SGPV. Data collected in this study will be compared to data from a defined control group implanted with a standard processed human pulmonary heart valve. The Company believes the information obtained from this study may help ascertain whether the SynerGraft process extends the long-term durability of pulmonary valves. Additionally, explant analyses may help determine if the heart valve’s collagen matrix recellularizes with the recipient’s own cells. The study is expected to be completed in early 2014.

CryoValve SGAV. In September 2009 the FDA granted a Humanitarian Use Device (“HUD”) designation for the CryoValve SGAV for aortic valve replacement in patients aged 0 to 21 years. An HUD is a medical device intended to benefit patients in the treatment or diagnosis of a disease that affects fewer than 4,000 people in the U.S. per year. The HUD designation is the first step in obtaining a Humanitarian Device Exemption (“HDE”), which if obtained would allow the Company to market the CryoValve SGAV in the U.S. market. The Company submitted an HDE application in February 2012. The FDA responded with comments and requested additional information in September 2012. The Company is currently developing plans to respond to these questions. Additional jurisdictions for potential shipments of CryoValve SGAV also include Austria and the U.K.

BioFoam. In November 2012 CryoLife received an additional indication in Europe to also market its BioFoam as an adjunct to hemostasis in cardiovascular surgery when cessation of bleeding by ligature or other conventional methods is ineffective or impractical. The Company will be conducting a 45 patient post-market study in Europe on BioFoam used in cardiovascular applications in 2013. BioFoam received initial approval by the FDA in late 2009 for an IDE to conduct a pilot human clinical trial to help seal liver tissue in patients for whom cessation of bleeding by ligature or other conventional methods is ineffective or impractical. The first patient was enrolled into the trial in 2011 after receiving the required DOD and Institutional Review Board (“IRB”) approvals. Due to slower than expected enrollment, CryoLife worked with the FDA to further modify the protocol to enhance the ability to enroll patients. This modification was received in the fourth quarter of 2011. Even with the protocol modifications, the study design made it extremely difficult to recruit patients, due to the restrictive inclusion/exclusion criteria. As a result, CryoLife made the decision in the third quarter of 2012 to discontinue the U.S. BioFoam IDE study. CryoLife has been awarded a total of $6.1 million in funding allocated from U.S. Congress Defense Appropriations Conference Reports in 2005 through 2010 for the continued development of PHT for use on the battlefield. CryoLife has received $5.4 million of that funding. Unused funds will be returned to the DOD.

PerClot. In September 2010 CryoLife entered into a worldwide distribution agreement and a license and manufacturing agreement with SMI for PerClot, a polysaccharide hemostatic agent used in surgery. As part of the consideration paid to SMI, the Company allocated $3.5 million to an intangible asset for PerClot distribution and manufacturing rights in the U.S. and certain other countries which do not have current regulatory approvals. This $3.5 million is considered in-process research and development as it is dependent upon regulatory approvals which have not yet been obtained. Therefore, CryoLife expensed the $3.5 million as in-process research and development upon acquisition. CryoLife filed an IDE with the FDA in March 2011 seeking approval to begin clinical trials for the purpose of obtaining PMA to distribute PerClot in the U.S. In April 2011 the FDA disapproved CryoLife’s IDE filing. In March 2012 CryoLife refiled its IDE and the FDA responded with comments in the second quarter of 2012. CryoLife filed a revised IDE in November 2012 and received questions from the FDA in December 2012 related to this filing. CryoLife is currently working to address the questions and expects to respond to the FDA in the first quarter of 2013.

Revascularization Technologies. In May 2011 CryoLife completed its acquisition of Cardiogenesis. Along with the TMR technology, Cardiogenesis has developed the Phoenix System, which is designed to combine the delivery of biologic materials with TMR. The synergy of injecting biologics, such as stem cells or growth factors, with TMR may provide greater angina reduction and improve cardiac function in patients with diffuse coronary artery disease who are not candidates for surgical bypass or intervention. The Phoenix System has received a CE Mark designation allowing commercial distribution into the European Community. CryoLife intends to continue to investigate requirements to obtain an IDE for clinical evaluation of the Phoenix System in the U.S.

The PEARL 8.0 handpiece received FDA approval in February 2012. A condition of approval is to conduct a post approval study on 10 to 22 patients at up to 5 centers with 30 day follow-up.

HeRO Grafts. The Company is currently working on improvements to the HeRO Graft which may include product enhancements to facilitate easier implantation of the device. Additionally a CE Mark application for the HeRO graft is currently under review by the Company’s Notified Body.

ProPatch. In late 2006 CryoLife received 510(k) clearance from the FDA for ProPatch. In 2011 CryoLife implemented modifications to streamline the manufacturing process. These modifications resulted in the submission of a new 510(k), which was cleared in January 2012. CryoLife intends to commercialize ProPatch, which may include partnering with one or more third-parties as well as obtaining clinical data to support indications to be marketed directly.

Patents, Licenses, and Other Proprietary Rights

The Company relies on a combination of patents, trademarks, confidentiality agreements, and security procedures to protect its proprietary products, preservation technology, trade secrets, and know-how. The Company believes that its patents, trade secrets, trademarks, and technology licensing rights provide it with important competitive advantages. The Company owns or has licensed rights to 65 U.S. patents and 66 foreign patents, including patents relating to its technology for human cardiac and vascular tissue preservation, decellularization of tissue, tissue revitalization prior to freezing, tissue transport, tissue packing, BioGlue manufacturing, PHT manufacturing, revascularization technologies, and HeRO Graft. The Company has approximately 11 pending U.S. patent applications and 18 pending foreign applications that relate to the Company’s tissues, PHT, and other areas. There can be no assurance that any patents pending will ultimately be issued. The remaining duration of the Company’s issued patents ranges from 2 months to 15 years. The main patent for BioGlue expired in mid-2012 in the U.S. and expires in mid-2013 in the rest of the world. However, for a competitor to copy BioGlue they would have to develop parts of the manufacturing process that are trade secrets of the Company and then seek FDA approval, which would likely require human clinical trials, or other regulatory approvals. The Company has an agreement with a third-party that calls for the payment of royalties based on BioGlue revenues while the main BioGlue patent is in effect. Once the Company begins to manufacture PerClot, it will also be required to pay royalties based on revenues of PerClot manufactured by the Company. The Company has $1.5 million in prepaid royalties under this agreement. In addition, the Company has a distribution agreement with a third-party for the distribution of PerClot. These products have license rights and trade secrets that provide competitive advantages.

There can be no assurance that the claims allowed in any of the Company’s existing or future patents will provide competitive advantages for the Company’s preserved tissues, products, and technologies or will not be successfully challenged or circumvented by competitors. There can also be no assurances that the claims allowed in patents licensed or owned by third-parties for products distributed by the Company will not be successfully challenged or circumvented by competitors. To the extent that any of the Company’s products, whether manufactured by the Company or distributed by it, are not effectively patent protected, the Company’s business, financial condition, profitability, and cash flows could be materially, adversely impacted. Under current law, patent applications in the U.S. and patent applications in foreign countries are maintained in secrecy for a period after filing. The Company cannot be sure that products manufactured or distributed by it, or the technologies developed by it, do not infringe patents that may be granted in the future pursuant to pending patent applications or that they do not infringe any patents or proprietary rights of third-parties.

The Company may incur substantial legal fees in defending against a patent infringement claim or in asserting claims against third-parties, and if it loses litigation, could be forced to no longer market the services or products that are related to the infringing technology or pay significant license fees or damages. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from marketing certain of its products, could be required to obtain licenses from the owners of such patents, or could be required to redesign its services or products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its services or products to avoid infringement. The Company’s failure to obtain licenses or to redesign its services or products could have a material, adverse impact on the Company’s business, financial condition, profitability, and cash flows. For example, in September of 2012, the Company received a letter from Medafor stating that PerClot, when introduced in the U.S., will, when used in accordance with the method published in our literature and with the instructions for use, infringe their U.S. patent. See Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Our Investment In Our Distribution And License And Manufacturing Agreements With Starch Medical, Inc. Is Subject To Significant Risks.”

The Company has entered into confidentiality agreements with its employees, several of its consultants, and third-party vendors to maintain the confidentiality of trade secrets and proprietary information. There can be no assurance that the obligations of employees of the Company and third-parties with whom the Company has entered into confidentiality agreements will effectively prevent disclosure of the Company’s confidential information or provide meaningful protection for the Company’s confidential information if there is unauthorized use or disclosure, or that the Company’s trade secrets or proprietary information will not be independently developed by the Company’s competitors. Litigation may be necessary to defend against claims of infringement, to enforce patents and trademarks of the Company, or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company. There can be no assurance that the Company would prevail in any such litigation. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the U.S.

Preservation, Manufacturing, and Operations

The Company’s corporate headquarters and laboratory facilities consist of approximately 200,000 square feet of leased manufacturing, administrative, laboratory, and warehouse space located on a 21.5-acre setting in suburban Atlanta, Georgia, with an additional 14,400 square feet of off-site warehouse space and an additional 9,000 square feet of combined manufacturing and office space in Atlanta, Georgia. Approximately 20,000 square feet are dedicated as class 10,000 clean rooms. An additional 8,000 square feet are dedicated as class 100,000 clean rooms. The extensive clean room environment provides a controlled aseptic environment for tissue preservation, manufacturing, and packaging. Approximately 55 liquid nitrogen freezers maintain preserved tissue at or below –135º C. Two back-up emergency generators assure continuity of Company manufacturing operations. The Company’s corporate complex includes the Ronald C. Elkins Learning Center, a 3,600 square foot auditorium that holds 225 participants, and a 1,500 square foot training lab, both equipped with closed-circuit and satellite television broadcast capability allowing live broadcasts from and to anywhere in the world. The Elkins Learning Center provides visiting surgeons with a hands-on training environment for surgical and implantation techniques for the Company’s technology platforms.

Tissue Preservation

The tissue processing laboratory is responsible for the processing and preservation of human cardiac and vascular tissues for transplant. This laboratory contains approximately 15,600 square feet with a suite of seven clean rooms dedicated to tissue processing. Currently, there are approximately 76 technicians employed in this area, and the laboratory is staffed 24 hours per day, 365 days per year. In 2012 the laboratory packaged approximately 12,000 tissues. The current processing level is estimated to be at about 35% of total capacity. To produce at full capacity levels, the Company would have to increase the amount of donated tissues, which the Company could attempt to do by revising its tissue acceptance criteria, increasing the number of relationships with OTPOs, or working to increase donor awareness to increase tissue donation. Any attempt to increase the amount of tissues processed could be constrained by the availability of donated tissues. If significant additional donated tissues were obtained, the Company would also need to increase the number of employees or increase the number of hours worked by employees.

BioGlue and BioFoam

BioGlue and BioFoam are presently manufactured at the Company’s headquarters facility. The laboratory contains approximately 13,500 square feet, including a suite of six clean rooms. Currently, there are approximately 19 technicians employed in this area. The laboratory has a potential annual capacity of approximately 2 million syringes of BioGlue and BioFoam. The current production level is about 5% of total capacity. To produce at full capacity levels, the Company would need to increase the number of employees, add work shifts, and install automated filling and pouching equipment.

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

HeRO Grafts

The HeRO Graft manufacturing was in the process of relocating at the end of 2012 to Atlanta, Georgia from Eden Prairie, Minnesota. The manufacturing space for the HeRO Grafts in Atlanta, Georgia contains approximately 4,000 square feet including a suite of two clean rooms. There are approximately 4 technicians employed in this area. The Company believes that once manufacturing commences in early 2013, the production levels will be at approximately 12% of total capacity, increasing to approximately 25% of full capacity by the end of 2013. To produce at full capacity levels the Company would need to install a second component spraying hood and purchase some additional small equipment, as well as increase the number of technicians and the number of shifts worked.

Other Medical Devices

The Company’s headquarters and off-site manufacturing has additional laboratory space consisting of approximately 20,400 square feet with a suite of eight clean rooms. This laboratory space is expected to house the manufacturing of PerClot and ProPatch.

Europa

The Company’s European subsidiary, Europa, maintains a leased facility located in Guildford, England, which contains approximately 3,400 square feet of office space. In addition, Europa leases shared warehousing space through its third-party shipper.

Suppliers, Sources, and Availability of Tissues and Raw Materials

The Company’s preservation services business and its ability to supply needed tissues is dependent upon donation of tissues from human donors. The Company must rely on the OTPOs that it works with to educate the public on the need for donation and to foster a willingness to donate tissue. The Company must also maintain good relationships with its OTPOs to ensure that it will receive donated tissue. In addition, future regulations could reduce the availability of tissue available for implantation. The Company also uses various medicines and solutions in its processing. Some of these medicines and solutions are only manufactured by single suppliers which means if the single supplier ceased or was unable to manufacture a medicine or solution this could have a material, adverse impact on the Company’s ability to accept or process tissue which could materially, adversely impact the Company’s revenues. See also Part I, Item 1A, “Risk Factors.”

The Company’s BioGlue and BioFoam products are comprised of bovine protein and a cross linker that is delivered to the surgical site through a delivery device. The delivery devices are manufactured by a single supplier. Although the Company maintains an inventory of devices, if the single supplier ceased producing delivery devices for other than a short period of time, this would have a material, adverse impact on our ability to manufacture BioGlue and would materially, adversely impact the Company’s revenues.

PerClot is produced by SMI for the Company pursuant to a distribution agreement. If SMI was unable to obtain the appropriate raw materials for PerClot in order to manufacture it for the Company or if SMI was unable to manufacture PerClot due to other factors, it would materially, adversely affect the Company’s ability to sell PerClot and could therefore have a material, adverse impact on the Company’s revenues. In addition, if SMI breached its distribution agreement or attempted to terminate the distribution agreement, it would materially, adversely impact the Company’s ability to sell PerClot and obtain revenue growth from the product.

The contract manufacturers for the revascularization technologies’ laser console and handpieces generally acquire certain components from multiple sources. Other laser and fiber-optic components and subassemblies are purchased from single sources. Any significant supply interruption would materially, adversely impact the Company’s ability to sell the revascularization technologies products and obtain revenue growth from these products.

HeRO Graft components are purchased from single sources in some instances; however, secondary suppliers can be approved. Any significant supply interruption would materially, adversely impact the Company’s ability to sell HeRO Graft and obtain revenue growth from the product.

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

The Company’s quality assurance staff is comprised primarily of experienced professionals from the medical device manufacturing and tissue processing industries. The quality assurance department, in conjunction with the Company’s research and development department, routinely evaluates the Company’s processes and procedures.

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

The FDA periodically audits the Company’s tissue preservation facilities for compliance with its requirements and has the authority to enjoin, force a recall, or require the destruction of the tissues that do not meet its requirements. The States of California, Delaware, Florida, Georgia, Illinois, Maryland, New York, Oregon, and Pennsylvania license or register the Company’s tissue preservation facilities as facilities that preserve, store, and distribute human tissue for implantation. The regulatory bodies of these states may perform inspections of the Company’s facilities as required to ensure compliance with state laws and regulations. Additionally, countries in which CryoLife distributes tissue may also perform inspections of the Company facilities to ensure compliance with the countries’ regulations.

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

Under certain circumstances, the FDA may grant an HDE. The FDA grants HDE’s in an attempt to encourage the development of medical devices for use in the treatment of rare conditions that affect small patient populations (less than 4,000 patients per year). Such approval by the FDA exempts the device from full compliance with clinical study requirements for a PMA, although recipients of an HDE must still obtain institutional approvals from an implanting institution’s IRB to begin marketing the device at such institution.

The FDCA requires all medical device manufacturers and distributors to register with the FDA annually and to provide the FDA with a list of those medical devices they distribute commercially. The FDCA also requires manufacturers of medical devices to comply with labeling requirements and to manufacture devices in accordance with Quality System Regulations, which require that companies manufacture their products and maintain their documents in a prescribed manner with respect to good manufacturing practices, design, document production, process, labeling and packaging controls, process validation, and other quality control activities. The FDA’s medical device reporting regulation requires that a device manufacturer provide information to the FDA on death or serious injuries alleged to have been associated with the use of its products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices that may not be sold in the U.S. follow certain procedures before they are exported.

The FDA inspects medical device manufacturers and distributors and has authority to seize non-complying medical devices, enjoin and/or impose civil penalties on manufacturers and distributors marketing non-complying medical devices, criminally prosecute violators, and order recalls in certain instances.

These company products are, or would, upon approval, be classified as Class III medical devices: BioGlue, BioFoam, PerClot, and revascularization technologies. CryoValve SGPV, CryoPatch SG, ProPatch, and HeRO Graft are classified as Class II medical devices.

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

It is likely that the FDA’s regulation of preserved human tissue will continue to evolve in the future. Complying with FDA regulatory requirements or obtaining required FDA approvals or clearances may entail significant time delays and expense or may not be possible, any of which could have a material, adverse impact on the Company.

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

State Licensing Requirements

Some states have enacted statutes and regulations governing the preservation, transportation, and storage of human organs and tissues. The activities the Company engages in require it to be either licensed or registered as a clinical laboratory or tissue bank under California, Delaware, Florida, Georgia, Illinois, Maryland, New York, Oregon, and Pennsylvania law. The Company has such licenses or registrations, and the Company believes it is in compliance with applicable state laws and regulations relating to clinical laboratories and tissue banks that store, preserve, and distribute human tissue designed to be used for medical purposes in human beings. There can be no assurance, however, that more restrictive state laws or regulations will not be adopted in the future that could materially, adversely affect the Company’s operations. Certain employees of the Company have obtained other required state licenses.

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

The EEA recognizes a single medical device approval, called a CE Mark, which allows for distribution of an approved product throughout the EEA (32 member state countries—27 EU countries, 4 European Free Trade Association (“EFTA”) countries, and Turkey) without additional general applications in each country. However, individual EEA members reserve the right to require additional labeling or information to address particular patient safety issues prior to allowing marketing. Third-parties called Notified Bodies award the CE Mark. These Notified Bodies are approved and subject to review by the competent authorities of their respective countries. A number of countries outside of the EEA accept the CE Mark in lieu of marketing submissions as an addendum to that country’s application process. The Company has been issued CE Marks for BioGlue, BioFoam, and the laser console and handpieces used for TMR. Additionally, PerClot, which the Company distributes, holds a CE Mark.

In addition, the distribution of CryoLife’s preserved human tissues in certain countries in Europe is subject to regulatory approvals or requirements. CryoLife ships tissues into the U.K., Germany, and Austria. In 2004 and 2006 through three separate directives, the EU passed the EU Tissue and Cells Directives (“EUTCD”), which established an approach to the regulation of tissues and cells across Europe. The EUTCD set a benchmark for the standards that must be met when carrying out any activity involving tissues and cells that would be implanted in humans. The EUTCD also require that systems be put in place to ensure that all tissues and cells used in human application are traceable from donor to recipient. Pursuant to the EUTCD, each country in the EEA has responsibility for regulating tissues and cells and distribution and procurement of tissues and cells for use in humans through a “Competent Authority.” In the U.K., this Competent Authority is the Human Tissue Authority (“HTA”), which has promulgated various directives that affect CryoLife’s shipment of tissues into the U.K. and Europa’s import of these tissues. Europa is a “Licensed Establishment” under HTA directions, and both Europa and CryoLife are subject to certain regulatory requirements under HTA Directions, including maintenance of records and tracing of shipments from donor to recipient. In Germany, this Competent Authority is the Paul-Erlich-Institute (“PEI”), which enforces various regulations passed by the regulatory authorities in Germany. Europa has a provisional license in Germany and is awaiting PEI’s final approval of its license. In addition, Europa ships tissue into Austria, which currently has no Competent Authority. Other countries in the EEA are in the process of implementing the EUTCD, and if CryoLife chooses to ship tissues into these countries, it will likely need to obtain licenses to do so. If any of these Competent Authorities were to deny, revoke, or not approve a license to distribute into their country, it could have a material, adverse impact on the Company’s revenues. Each Competent Authority could modify its regulations, rules, directives, or directions, which could impact the Company’s ability to send preserved tissues into Europe.

Recent Regulatory Approvals

December 2012 – An additional indication was approved in Europe for BioFoam for use as an adjunct to hemostasis in cardiovascular surgery when cessation of bleeding by ligature or other conventional methods is ineffective or impractical.

January 2012 – 510(k) clearance was received in the U.S. for ProPatch Soft Tissue Repair Matrix.

Certifications, Accreditations and Inspections

January 2013 – CryoLife received a warning letter from the FDA related to certain observations from the October 2012 Form 483, Notice of Inspectional Observations from the FDA (“Form 483”).

October 2012 – LRQA ISO 13485 conducted a routine surveillance audit. Two minor observations were noted.

September and October 2012 – The FDA conducted a routine quality system inspection of CryoLife’s Kennesaw, GA facilities. CryoLife received a Form 483 related to its processing, preservation, and distribution of human tissue and the manufacture of our medical devices.

August 2012– The State of Georgia conducted a routine Tissue Bank/CLIA inspection. No observations were noted.

All registrations, licensures, certifications, and accreditations were renewed or continued and no regulatory actions are pending from state inspections.

Environmental Matters

The Company’s tissue preservation activities generate some biomedical wastes, consisting primarily of human and animal pathological and biological wastes, including human and animal tissue and body fluids removed during laboratory procedures. The biomedical wastes generated by the Company are placed in appropriately constructed and labeled containers and are segregated from other wastes generated by the Company. The Company contracts with third-parties for transport, treatment, and disposal of biomedical waste. Although the Company believes it is in compliance in the disposal of its waste with applicable laws and regulations promulgated by the U.S. Environmental Protection Agency and the Georgia Department of Natural Resources, Environmental Protection Division, the failure by the Company, or the companies with which it contracts, to comply fully with any such regulations could result in an imposition of penalties, fines, or sanctions, which could have a material, adverse impact on the Company’s business.

Employees

As of December 31, 2012 CryoLife and its subsidiaries had approximately 488 employees. These employees included seven persons with Ph.D. degrees, three with M.D. degrees, and one with a D.O. degree. None of the Company’s employees are represented by a labor organization or covered by a collective bargaining agreement, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with its employees are good.

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

Item 1A. Risk Factors.

Risks Relating To Our Business

We Are Significantly Dependent On Our Revenues From BioGlue And Are Subject To A Variety Of Risks Affecting This Product.

BioGlue is a significant source of our revenues. Any of the following could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows:

•	If BioGlue is the subject of adverse developments with regard to its safety, efficacy, or reimbursement practices, or if our rights to manufacture and market this product are challenged;

•

Our U.S. Patent for BioGlue expired in mid-2012 and our patents in the rest of the world for BioGlue expire in mid-2013. Competitors may utilize the inventions disclosed in the expired patents in competing products, although any competing product will have to be approved by the appropriate regulatory authority, such as the FDA; or

•

Competitors have obtained FDA approval for indications in which BioGlue has been used off-label and for which we cannot market BioGlue, which has reduced the addressable procedures for BioGlue and such actions could continue to reduce the addressable procedures.

Our Tissues And Products Are Subject To Many Significant Risks.

The processing, preservation, and distribution of human tissues, and the manufacture and sale of medical devices has inherent risks. Any of the following could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows:

•

Our tissues and products may be recalled or placed on hold by us, the FDA, or other regulatory bodies. For example, in 2002 the FDA issued an order related to our non-valved cardiac, vascular, and orthopaedic tissues processed from October of 2001 until August of 2002, and pursuant to that order, we recalled these tissues or placed them on quarantine hold;

•

Our tissues, which are not sterile when processed, and our medical devices allegedly have caused, and may in the future cause, injury to patients, which has exposed, and could in the future expose us to tissue processing and product liability claims, including the one current product liability claim that we have; such claims could lead to additional regulatory scrutiny and inspections;

•

Our processing and manufacturing operations are subject to regulatory scrutiny and inspections, including by the FDA and foreign regulatory agencies, and these agencies could require us to change or modify our processes, procedures, and manufacturing operations;

•	Regulatory agencies could reclassify or reevaluate our clearances and approvals to sell our tissue services and medical devices; and

•

Adverse publicity associated with our processed tissues or medical devices or the industries as a whole that our processed tissues and medical devices are a part of could lead to a decreased use of our processed tissues or medical devices and additional regulatory scrutiny or tissue processing or product liability lawsuits.

As an example of the inherent risks of our tissue processing and manufacturing of medical devices, on January 30, 2013 we received a warning letter (“Warning Letter”) dated January 29, 2013 from the FDA. The Warning Letter followed a Form 483 related to our processing, preservation, and distribution of human tissue and the manufacture of our medical devices. The Form 483 followed a routine quality system inspection of our facilities by the FDA during the period September 17, 2012 to October 16, 2012.

The Warning Letter relates to certain observations from the Form 483 that the FDA believes were either inadequately addressed by the Company’s responses or for which the FDA required further information to fully assess the Company’s corrective actions. Concerns expressed by the FDA include but are not limited to:

•	The Company’s responses did not identify adequate corrective actions to be taken to ensure that all complaint investigations are adequately conducted;

•	The Company’s responses did not identify corrective actions to assure that management reviews the Company’s quality system on a regular and sufficiently frequent basis;

•	The Company’s responses did not identify corrective actions to prevent the reoccurrence of deficiencies noted in personnel training;

•	The Company should provide additional information describing changes to the Company’s disinfectant system as well as additional information concerning its environmental monitoring program; and

•	The Company’s responses did not identify corrective actions to ensure environmental trending reports are generated pursuant to procedures.

We intend to respond fully to the FDA’s requests and we believe that we will be able to address the FDA’s notice of violations contained in the Warning Letter; however, it is possible that we may not be able to do so in a manner satisfactory to the FDA. We believe that the Warning Letter and our actions regarding the Warning Letter and Form 483 will not have a material impact on the Company. However, it is possible that actions we may be required to take in response to the Form 483 and Warning Letter could materially, adversely impact the availability of our tissues and products and our cost structure, which could impact our revenues, financial condition, profitability, or cash flows.

If we are unable to satisfy the notice of violations in the Warning Letter, the FDA can institute a wide variety of enforcement actions ranging from making additional public statements to more severe sanctions such as fines; injunctions; civil penalties; recall of our tissues and/or products; operating restrictions; suspension of production; non-approval or withdrawal of approvals or clearances for new products or existing products; and criminal prosecution. This Warning Letter and any further warning letters, recall, hold, or other negative publicity from the FDA resulting from the observations contained in this Form 483 or otherwise may decrease demand for our tissues or products or cause us to write down our deferred preservation costs or inventories and could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows. In addition, any adverse publicity resulting from an FDA action or a recall or hold could encourage recipients of our tissues and our medical devices to bring lawsuits against us.

Our Investment In Our Distribution And License And Manufacturing Agreements With Starch Medical, Inc. Is Subject To Significant Risks, And Our Ability To Fully Realize Our Investment Is Dependent On Our Ability To Sell PerClot In The U.S.

On September 28, 2010 we entered into a worldwide distribution agreement and a license and manufacturing agreement with SMI, pursuant to which we distribute and expect to, ultimately, manufacture PerClot. We were also authorized to pursue, obtain, and maintain regulatory approval for PerClot in the U.S. We made an additional contingent payment of $250,000 in 2011 and will pay additional contingent amounts of up to $2.5 million to SMI if certain U.S. regulatory and other commercial milestones are achieved. We will also pay royalties on any sales of PerClot manufactured by us. In September 2011 we entered into an agreement with SMI for an additional $1.0 million to acquire the technology used to produce the key component in the manufacture of PerClot. We anticipate that we will spend between $5.0 million and $6.0 million to gain U.S. regulatory approval in the next several years, most of which we expect to be incurred in 2013 and 2014. We will incur additional costs to begin manufacturing PerClot and to begin marketing PerClot in the U.S. Our costs may be greater than anticipated, as the costs to obtain FDA approval, begin manufacturing PerClot, and begin marketing PerClot are estimates and may ultimately be greater than anticipated.

We will not be able to fully realize the benefit of our investment with SMI in future years unless we are able to obtain the necessary regulatory approvals in the U.S. to distribute PerClot within the timetable anticipated, which is currently 2015, or at all. On March 30, 2012 CryoLife refiled for an IDE with the FDA seeking approval to begin clinical trials for the purpose of obtaining Premarket Approval to distribute PerClot in the U.S. The FDA responded to the Company’s IDE during the second quarter of 2012, and the Company filed a revised IDE in November 2012. CryoLife has received questions from the FDA related to this filing and is currently working to address the questions and expects to respond to the FDA in the first quarter of 2013. The Company will not be able to sell PerClot in the U.S. in future years, unless and until, FDA approval is granted. Failure to obtain FDA approval would materially, adversely impact our financial condition, anticipated future revenues, and profitability. There is no guarantee that we will obtain this approval when anticipated, or at all. Estimates regarding the timing of regulatory approval for PerClot are subject to factors beyond our control, and the approval process may be delayed because of unforeseen scheduling difficulties and unfavorable results at various stages in the process. Our approval efforts for PerClot in the U.S. are subject to delays and cost overages, and management may decide to terminate or delay its pursuit of U.S. regulatory approval for PerClot at any time due to changing conditions in our company, in the marketplace, or in the economy in general. In addition, once we receive approval, we may be unsuccessful in our attempts to sell PerClot in the U.S. as other competing products may have penetrated the market by that time. In addition, if we are ultimately able to obtain approval from the FDA to sell PerClot, we will likely end up in a patent infringement lawsuit with Medafor. Medafor sent us a letter in September 2012 stating that PerClot, when introduced in the U.S., will, when used in accordance with the method published in our literature and with the instructions for use, infringe their U.S. patent. We do not believe that PerClot will infringe their patent. See also “If We Sell PerClot In The U.S., We Will Likely End Up In A Patent Infringement Lawsuit, Which Will Be Expensive, And If We Lose, We May Be Prohibited From Selling PerClot Or May Have To Pay Substantial Royalties Or Damages When We Sell PerClot” below. If we are found by a court to have infringed

Medafor’s patent rights, we may ultimately not be able to distribute PerClot in the U.S. or we may have to pay a material license fee that may not allow us to fully realize the benefit of our investment in PerClot. Any of these occurrences could materially, adversely impact our future revenues, financial condition, profitability, and cash flows.

If We Sell PerClot In The U.S., We Will Likely End Up In A Patent Infringement Lawsuit, Which Will Be Expensive, And If We Lose, We May Be Prohibited From Selling PerClot Or May Have To Pay Substantial Royalties Or Damages When We Sell PerClot.

As discussed above in “Our Investment In Our Distribution And License And Manufacturing Agreements With Starch Medical, Inc. Is Subject To Significant Risks, And Our Ability To Fully Realize Our Investment Is Dependent On Our Ability To Sell PerClot In The U.S.,” Medafor sent us a letter in September 2012 stating that PerClot, when introduced in the U.S., will, when used in accordance with the method published in our literature and with the instructions for use, infringe their U.S. patent. We do not believe that PerClot will infringe Medafor’s U.S. patent. If we are able to obtain FDA approval for PerClot, we will likely end up in a patent infringement lawsuit with Medafor. If we do obtain FDA approval, but are found by a court to have infringed Medafor’s or another third-party’s patent rights, we may ultimately not be able to sell PerClot in the U.S., or we may have to pay a material license fee that may not allow us to fully realize the benefit of our investment in PerClot. Any of these occurrences could materially, adversely impact our future revenues, financial condition, profitability, and cash flows. In addition, patent litigation is expensive, and if we are involved in patent litigation with Medafor or another party, it could materially, adversely impact our financial condition, profitability, or cash flows, whether we prevail or not.

We Have Inherited Risks And Uncertainties Related To Cardiogenesis’ And Hemosphere’s Businesses.

In May 2011 we acquired Cardiogenesis and in May 2012 we acquired Hemosphere. We have inherited certain risks and uncertainties related to each company’s business. These risks and uncertainties include the following:

•

We may be unable to maintain revenues and achieve growth in revenues from either party’s technologies in the future due to our dependence upon physician awareness of each technology as a safe, efficacious, and appropriate treatment for their patients;

•

We will continue to purchase product components for each acquisition from single suppliers, and the loss of these suppliers could prevent or delay shipments of our products, delay the timing of our planned clinical trials, or otherwise adversely affect our business;

•

If Cardiogenesis’ independent contract manufacturers, which manufacture at locations that are at risk from earthquakes or other natural disasters, fail to timely deliver sufficient quantities of some of Cardiogenesis’ products and components, our Cardiogenesis operations may be harmed;

•	Cardiogenesis and Hemosphere may have liability for actions that occurred prior to our acquisition, which could adversely affect us; and

•

Either company’s internal controls over financial reporting may not have been effective prior to the merger, which could impact the value of our investment in either company and potentially lead to lawsuits from former shareholders of those companies, which could have a significant, adverse effect on us.

Any of these conditions or contingencies could have a material, adverse effect on our revenues, financial condition profitability, and cash flows.

The Receipt Of Impaired Materials Or Supplies That Do Not Meet Our Standards, The Recall Of Materials Or Supplies By Our Vendors Or Suppliers, Or Our Inability To Obtain Materials And Supplies Could Have A Material, Adverse Impact On Our Business.

The materials and supplies used in our processing of tissue and our medical device manufacturing are subject to quality standards and requirements, and many of these materials and supplies are subject to regulatory oversight and action. If materials or supplies used in our processes fail to meet these standards and requirements or are subject to recall or other quality action, it is likely the outcome of this event will be the rejection or recall of the processed tissue or devices and/or the immediate expense of the costs of the preservation or manufacturing. In addition, if these materials and supplies are recalled or the facilities that make them are shut down temporarily or permanently, there may not be sufficient materials or supplies available for purchase to allow us to manufacture our products or process our tissues. For example, in 2011 certain supplies of processing solution used in our processing of tissue did not meet our quality requirements. As a result, we ceased processing the tissues that used this solution and expensed $674,000 related to the preservation costs for these tissues. In

2012 due to problems caused by FDA inspections at the only papaverine manufacturer in the U.S., there was, and currently is, a shortage of papaverine, a medicine used in our tissue processing and by many of our recovery partners. If this manufacturer is unable to begin producing papaverine before our supplies or our recovery partners supplies run out, we will be forced to change the way we process tissue.

Any of these occurrences or actions could materially, adversely impact our revenues, financial condition, profitability, and cash flows.

Our Investment In ValveXchange May Be Further Impaired, Or Our Loan To ValveXchange May Become Uncollectible, Which Could Have A Material, Adverse Impact On Our Business.

In July 2011 we purchased approximately 2.4 million shares of Series A Preferred Stock of ValveXchange for approximately $3.5 million. In addition, in 2012, we loaned ValveXchange approximately $2 million. ValveXchange is a private medical device company that was spun off from Cleveland Clinic to develop a lifetime heart valve replacement technology platform featuring exchangeable bioprosthetic leaflets. CryoLife’s carrying value of this investment includes the purchase price and certain transaction costs, and CryoLife’s investment represents an approximate 19% equity ownership in ValveXchange.

In accordance with accounting principles generally accepted in the U.S., we regularly review our investments and long-term notes receivable based on available information and make determinations regarding the value of our investments and collectability of our long-term notes receivable. During 2012 we loaned ValveXchange $2 million under a note receivable. Also during 2012, we recorded an impairment of our investment in the preferred stock of ValveXchange. See Part II, Item 8, “Notes to Consolidated Financial Statements” for further discussion of the Company’s investment in ValveXchange preferred stock, including the carrying value of our investment and our note receivable.

We will continue to evaluate the carrying value of this investment if changes to impairment factors or additional impairment factors become known to us that indicate that we should evaluate our investment in ValveXchange for further impairment. We will continue to evaluate the value of our note receivable from ValveXchange for collectability. Also, our investment in ValveXchange is subject to certain risks, including business and operational risks of ValveXchange outside of our control. These business risks include that ValveXchange must raise money for Series B financing, which could cause an immediate reduction in the value of our previous investments if the pricing for the Series B financing is lower than the value we paid in our Series A investment or if ValveXchange runs out of money. If we subsequently determine that the value of our ValveXchange investment or loan has been impaired further, the resulting impairment charges or write-down of the value of the loan could materially, adversely impact our financial condition and profitability. In addition, ValveXchange may be unable to raise additional monies, and if they are unable to, this could severely diminish our investment and the collectability of our loan.

We Continue To Evaluate Expansion Through Acquisitions, Licenses, Investments, And Other Distribution Arrangements In Other Companies Or Technologies, Which Contain Significant Risks.

One of our business strategies is to acquire companies, divisions, technologies, products, and licenses through licenses, distribution agreements, investments, and outright acquisitions to grow our business. In connection with one or more of those transactions, we may:

•	Issue additional equity securities that would dilute our stockholders’ value;

•	Use cash that we may need in the future to operate our business;

•	Incur debt that could have terms unfavorable to us or that we might be unable to repay;

•	Structure the transaction in a manner that has unfavorable tax consequences, such as a stock purchase that does not permit a step-up in the tax basis for the assets acquired;

•	Be unable to realize the anticipated benefits, such as increased revenues, cost savings or synergies from additional sales;

•	Be unable to integrate, upgrade or replace the purchasing, accounting, financial, sales, billing, employee benefits, payroll, and regulatory compliance of the acquisition;

•	Be unable to secure the services of key employees related to the acquisition; and

•	Be unable to succeed in the marketplace with the acquisition.

Any of these items could materially, adversely impact our revenues, financial condition, and profitability. Business acquisitions also involve the risk of unknown liabilities associated with the acquired business, which could be material. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could materially, adversely impact our business if we are unable to recover our initial investment, which could include the cost of acquiring license or distribution rights, acquiring products, purchasing initial inventory, or investments in early stage companies. Inability to recover our investment, or any write off of such investment, associated goodwill or assets, may materially, adversely impact our financial condition and profitability.

Our Sales Are Impacted By Challenging Domestic And International Economic Conditions And Their Constraining Effect On Hospital Budgets, And Demand For Our Tissues And Products Could Decrease In The Future, Which Could Have A Material, Adverse Impact On Our Business.

The demand for certain of our products, including BioGlue, has fluctuated recently and may continue to fluctuate. In challenging economic environments, hospitals attempt to control costs by reducing spending on consumable and capital items, which can result in reduced demand for some of our services and products. If the economic recession continues or worsens, changes occur in healthcare policies that force or encourage our customers to limit their use of our tissues and products, or if new competitive tissues or products are introduced, demand for our tissues and products could decrease in the future. If demand for our tissues or products decreases significantly in the future, our revenues, profitability, and cash flows would likely decrease, possibly materially. In addition, our processing throughput of tissue and our manufacturing throughput of our products would necessarily need to decrease, which would likely adversely impact our margins, and, therefore, our profitability, possibly materially. Further, if demand for our tissues and products materially decreases in the future, we may not be able to ship our tissues or products before they expire, which would cause us to write down our deferred preservation costs and inventories.

Our sales may also be impacted by challenging economic conditions in countries around the world, in addition to the U.S., particularly in countries where we have significant BioGlue sales or where BioGlue is still in a growth phase. These factors could materially, adversely impact our revenues, financial condition, and profitability.

Healthcare Policy Changes, Including Recent Federal Legislation To Reform The U.S. Healthcare System, May Have A Material, Adverse Impact On Our Business.

In response to perceived increases in health care costs in recent years, there have been, and continue to be, proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the fees we are able to charge for our services, prices we are able to charge for our products, or the amounts of reimbursement available for our services or products and could limit the acceptance and availability of our services and products. In addition, as discussed below, recent federal legislation is imposing, and could in the future impose, significant new taxes on medical device makers such as us. The adoption of some or all of these proposals, including the recent federal legislation, is expected to have a material, adverse impact on our profitability, and cash flows, and could have a material, adverse impact on our revenues and financial condition.

On March 23, 2010 President Obama signed the Patient Protection and Affordable Care Act. This legislation imposes a new 2.3% tax on the domestic sales of taxable medical devices by the manufacturer, producer, or importer beginning January 1, 2013. We believe that, if this tax had been in effect in 2012 and 2011, the majority of our domestic sales of medical devices would have been subject to the tax. We do not anticipate billing our customers separately for these taxes, which will result in a significant increase in our tax burden, which could have a material, adverse impact on our financial condition, profitability, and cash flows.

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

Although management continues to implement these strategies, we cannot be certain that they will ultimately enhance shareholder value.

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

If we are unable to successfully complete the development of a service, product, or application, or if we determine for financial, technical, or other reasons not to complete development or obtain regulatory approval or clearance of any service, product, or application, particularly in instances when we have expended significant capital, this could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows. Research and development efforts are time consuming and expensive, and we cannot be sure that these efforts will lead to commercially successful services or products. Even the successful commercialization of a new service or product in the medical industry can be characterized by slow growth and high costs associated with marketing, under-utilized production capacity, and continuing research and development, and education costs. The introduction of new services or products may require significant physician training and years of clinical evidence derived from follow-up studies on human implant recipients in order to gain acceptance in the medical community. Our potential new services or products currently under development that are not otherwise discussed in a previous risk factor include the following:

•	CryoValve SGAV,

•	Cardiogenesis’ Phoenix System, for combining TMR with the delivery of biologics, such as stem cells,

•	ProPatch and related products,

•	Product enhancements to the HeRO Graft, and

•	New indications for BioGlue.

Even if we are able to obtain regulatory approval for any services or products offered, the scope of the approval may significantly limit the indicated usage for which such services or products may be marketed. The unapproved use of our tissues or products could adversely impact the reputation of our company and our services and products. Services or products marketed pursuant to FDA or foreign oversight or foreign approvals are subject to continuing regulation and periodic inspections. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices and biologics is also subject to regulation and may require FDA approval. From time to time, the FDA may modify such regulations, imposing additional or different requirements. If we fail to comply with applicable FDA requirements, which may be ambiguous, we could face civil and criminal enforcement actions, warnings, citations, product recalls or detentions, and other penalties. This could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

In addition, U.S. and foreign governments and regulatory agencies have adopted restrictive laws, regulations, and rules. These include:

•

The National Organ Transplant Act of 1984 or “NOTA”, which prohibits the acquisition or transfer of human organs for valuable consideration for use in human transplantation, but allows for the payment of reasonable expenses associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of human organs;

•

U.S. Department of Labor, Occupational Safety and Health Administration and U.S. Environmental Protection Agency requirements for prevention of occupational exposure to infectious agents and hazardous chemicals and protection of the environment, all of which affect our processing and manufacturing operations; and

•

European Union directives called the EUCTD which require that countries in the European Economic Area take responsibility for regulating tissues and cells through a Competent Authority, and which require us to license Europa, our subsidiary, to ship tissue into the U.K. and a provisional license to distribute tissue into Germany through those countries’ Competent Authorities.

Any of these laws, regulations, and rules could change or the U.S., or foreign governments and regulatory agencies could adopt more restrictive laws or regulation in the future that could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

Uncertainties Related To Patents And Protection Of Proprietary Technology May Adversely Impact The Value Of Our Intellectual Property Or May Result In Our Payment Of Significant Monetary Damages And/Or Royalty Payments, Negatively Impacting Our Ability To Sell Current Or Future Products, Or Prohibit Us From Enforcing Our Patent And Other Proprietary Technology Rights Against Others.

We own several patents, patent applications, and licenses relating to our technologies, which we believe provide us with important competitive advantages. In addition, we have certain proprietary technologies and methods that provide us with important competitive advantages. We cannot be certain that our pending patent applications will issue as patents or that no one will challenge the validity or enforceability of any patent that we own. We also cannot be certain that if anyone does make such a challenge, that we will be able to successfully defend that challenge. We may have to incur substantial litigation costs to uphold the validity and prevent infringement of a patent or to protect our proprietary technologies and methods. For example, in 2008 litigation began against Tenaxis in Germany because we believed that Tenaxis was infringing our patent and Tenaxis was attempting to nullify our patent. We ultimately settled the lawsuits against Tenaxis after incurring considerable expense. Furthermore, competitors may independently develop similar technologies or duplicate our technologies or design around the patented aspects of such technologies. In addition, our technologies or products or services could infringe patents or other rights owned by others, or others could infringe our patents. If we are forced to defend ourselves in a patent infringement case, the costs of such defense could be expensive, and if we were to lose, or decide to settle the lawsuit, the costs of the settlement or amount awarded by a court could be expensive. For example, in 2012 we settled a patent infringement case with CardioFocus, Inc. (“CardioFocus”) related to technology we acquired from Cardiogenesis. The settlement of that patent infringement action required a payment to CardioFocus of $4.5 million. Should we be forced to sue a potential infringer, if we are unsuccessful in prohibiting infringements of our patents, should the validity of our patents be successfully challenged by others, or if we are sued by another party for alleged infringement (whether we ultimately prevail or not) our revenues, financial condition, profitability, and cash flows could be materially, adversely impacted.

Our Investment In Medafor Has Been Impaired, And Our Investment Could Be Further Impaired By Risks Associated With Medafor’s Business Or By Medafor’s Actions, Which Could Have A Material, Adverse Impact On Our Financial Condition And Profitability.

We recorded an impairment in the third quarter of 2010 to write down our investment in Medafor common stock that we had purchased in 2009 and 2010. See Part II, Item 8, “Notes to Consolidated Financial Statements” for further discussion of the Company’s investment in Medafor common stock.

We will continue to evaluate the carrying value of this investment if changes to impairment factors or additional impairment factors become known to us that indicate that we should evaluate our investment in Medafor common stock for further impairment. Also, our investment in Medafor is subject to certain risks, including business and operational risks of Medafor outside of our control that could further impair the value of our investment, including the issuance of shares of Medafor common stock that could dilute our investment in Medafor. If we subsequently determine that the value of our Medafor common stock has been impaired further or if we decide to sell our Medafor common stock for less than the carrying value, the resulting impairment charge or realized loss on sale of the investment in Medafor could be material. In addition, if we prevail in any future patent litigation with Medafor over PerClot, the value of our investment could be materially impaired.

Intense Competition May Impact Our Ability To Operate Profitably.

We face competition from other companies engaged in the following lines of business:

•	The processing and preservation of human tissue,

•	The marketing of mechanical, synthetic, and animal-based tissue valves for implantation,

•	The marketing of surgical adhesives, surgical sealants, and hemostatic agents,

•	The marketing of revascularization technologies, and

•	The marketing of products addressing dialysis therapies.

Many of our competitors have greater financial, technical, manufacturing, and marketing resources than we do and are well established in their markets.

We cannot give assurance that our tissues and products will be able to compete successfully. In addition, our competitors may gain competitive advantages that may be difficult to overcome. If we fail to compete effectively, this could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

If We Are Not Successful In Expanding Our Business Activities In International Markets, It Could Have a Material, Adverse Impact On Our Revenues, Financial Condition, Profitability, and Cash Flows.

•	Our international operations are subject to a number of risks which may vary from the risks we face in the U.S., including:

•	Difficulties and costs associated with staffing and managing foreign operations, including foreign distributor relationships,

•	Longer accounts receivable collection cycles in certain foreign countries and additional cost of collection of those receivables,

•	More limited protection for intellectual property in some countries,

•	Changes in currency exchange rates, particularly fluctuations in the British Pound and Euro as compared to the U.S. Dollar,

•	Adverse economic or political changes,

•	Unexpected changes in regulatory requirements and tariffs,

•	Potential trade restrictions, exchange controls, and import and export licensing requirements, and

•	Potentially adverse tax consequences of overlapping tax structures.

Our failure to adequately address these risks could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

We Are Dependent On The Availability Of Sufficient Quantities Of Tissue From Human Donors.

The success of our tissue preservation services depends upon, among other factors, the availability of sufficient quantities of tissue from human donors. We rely primarily upon the efforts of third-party procurement organizations, tissue banks, most of which are not-for-profit, and others to educate the public and foster a willingness to donate tissue. If the supply of donated human tissue is materially reduced, this would restrict our growth and could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

Consolidation In The Healthcare Industry Could Continue To Result In Demands For Price Concessions, Limits On The Use Of Our Tissues And Products, And Limitations On Our Ability To Sell To Certain Of Our Significant Market Segments.

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators, and third-party payors to curb these costs have resulted in a consolidation trend in the medical device industry as well as among our customers, including healthcare providers. This in turn has resulted in greater pricing pressures and limitations on our ability to sell to important market segments, as group purchasing organizations, independent delivery networks, and large single accounts continue to consolidate purchasing decisions for some of our customers. We expect that market demand, government regulation, third-party reimbursement policies, and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances which may exert further downward pressure on the fees charged for our tissues and prices for our products, which could materially, adversely impact our revenues, financial condition, profitability, and cash flows.

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

Certain states have begun to regulate interactions with physicians and other healthcare professionals. There are existing legislation and regulations that govern interactions with physicians and other healthcare professionals, and there are proposed legislation and regulations that govern interactions with physicians and other healthcare professionals that are currently before state legislatures and the U.S. Congress. For example, beginning in 2014, we will have to disclose payments made after August 2013 to physicians for meals or other services to the Department of Health and Human Services. These existing legislation and regulations currently impact our ability to maintain strong relationships with physicians and, may in the future, further impact our relationships with physicians and the proposed legislation and regulations, if passed or implemented, may impact our ability to maintain strong relationships with physicians in the future. If we are unable to maintain our strong relationships with these professionals and do not continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

Our Existing Insurance Policies May Not Be Sufficient, And We May Be Unable To Obtain Insurance In The Future.

Although we have significant insurance for products, tissues, securities, and property, it is possible that:

•	We could be exposed to tissue processing, product liability, and security claims greater than the amount that we have insured;

•	Because our insurance is a claims-made policy, we may be unable to obtain future insurance policies in an amount sufficient to cover our anticipated claims at a reasonable cost or at all; or

•	Because we are not insured against all potential losses, national disasters or other catastrophes could adversely impact our business.

Our tissues and products allegedly have caused, and may in the future cause, injury to patients using our tissues or products, and we have been, and may be, exposed to tissue processing and product liability claims. We maintain claims-made insurance policies to mitigate our financial exposure to tissue processing and product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. In addition, our tissue processing and product liability insurance policies do not include coverage for any punitive damages.

If we are unsuccessful in arranging acceptable settlements of future tissue processing or product liability claims or future securities class action or derivative claims, we may not have sufficient insurance coverage and liquid assets to meet these obligations. If we are unable to obtain satisfactory insurance coverage in the future, we may be subject to additional future exposure from tissue processing, product liability, or securities. Additionally, if one or more claims with respect to which we may become, in the future, a defendant should be tried with a substantial verdict rendered in favor of the plaintiff(s), such verdict(s) could exceed our available insurance coverage and liquid assets. If we are unable to meet required future cash payments to resolve any outstanding or any future claims, this will materially, adversely impact our financial condition, profitability, and cash flows. Further, although we have an estimated reserve for our unreported tissue processing and product liability claims for which we do expect that we will obtain recovery for under our insurance policies, these costs could exceed our current estimates. In addition, insurance rates could be significantly higher than in the past, and insurers may provide less coverage than we have estimated or expected. Finally, our facilities could be materially damaged by tornadoes, flooding, other natural disasters, or catastrophic circumstances, for which we are not fully covered by business interruption and disaster insurance, and, even with such coverage, we could suffer substantial losses in our operational capacity, along with a potential adverse impact on our customers and opportunity costs for which our insurance would not compensate us.

Any of these events could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

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

Our Credit Facility, Which Expires In October Of 2014, Limits Our Ability To Pursue Significant Acquisitions And Also May Limit Our Ability To Borrow.

Our credit facility, which expires in October of 2014, prohibits mergers and acquisitions other than certain permitted acquisitions along with certain affirmative covenants that we must satisfy before we can borrow or enter into a permitted acquisition. Permitted acquisitions include certain stock acquisitions and non-hostile acquisitions that have been approved by the Board of Directors and/or the stockholders of the target company if, after giving effect to the acquisition, there is no event of default under the credit facility and there is still at least $1.5 million available to be borrowed under the credit facility. The total consideration that we pay, or are obligated to pay, for all acquisitions consummated during the term of the credit facility, less the portion of any such consideration funded by the issuance of common or preferred stock, may not exceed an aggregate of $15.0 million. Although our lender has modified the credit facility in the past to allow us to make acquisitions that do not affect this aggregate of $15.0 million, this is no guarantee that they will do so in the future. In addition, we must satisfy specified leverage ratios, and there are also varying levels of adjusted earnings before interest, taxes, depreciation, and amortization under the credit facility that we have covenanted to maintain during the term of the credit facility. Failure to satisfy any of these requirements could limit our borrowing ability and materially, adversely impact our liquidity. Therefore, as a result, our ability to consummate acquisitions and fully realize our growth strategy may be materially, adversely impacted while this credit facility remains in effect. Any credit facility we subsequently enter into may have similar or more stringent restrictions on our ability to pursue significant acquisitions.

Continued Fluctuation Of Foreign Currencies Relative To The U.S. Dollar Could Materially, Adversely Impact Our Business.

The majority of our foreign tissue processing and product revenues are denominated in British Pounds and Euros and, as such, are sensitive to changes in exchange rates. In addition, a portion of our dollar-denominated product sales are made to customers in other countries who must convert local currencies into U.S. Dollars in order to purchase these products. We also have balances, such as cash, accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency transactions and balances are sensitive to changes in exchange rates. Fluctuations in exchange rates of British Pounds and Euros or other local currencies in relation to the U.S. Dollar could materially reduce our future revenues as compared to the comparable prior periods. Should this occur, it could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

Rapid Technological Change Could Cause Our Services And Products To Become Obsolete.

The technologies underlying our services and products are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that others will not develop services, products, or processes with significant advantages over the services, products, and processes that we offer or are seeking to develop. Any such occurrence could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

We Are Dependent On Our Key Personnel.

Our business and future operating results depend in significant part upon the continued contributions of our key field personnel and senior management, many of whom would be difficult to replace, including our Chief Executive Officer, Steven G. Anderson, whose employment agreement expires in December 2015. Our business and future operating results also depend in significant part upon our ability to attract and retain qualified management, processing, marketing, sales, and support personnel for our operations. Competition for such personnel is intense, and we cannot ensure that we will be successful in attracting and retaining such personnel. We do not have key life insurance policies on any of our key personnel. If we lose any key employees, if any of our key employees fail to perform adequately, or if we are unable to attract and retain skilled employees as needed, this could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements give the Company’s current expectations or forecasts of future events. The words “could,” “may,” “might,” “will,” “would,” “shall,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future,” and other similar expressions generally identify forwarding-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this Form 10-K. Such forward-looking statements reflect the views of management at the time such statements are made and are subject to a number of risks, uncertainties, estimates, and assumptions, including, without limitation, in addition to those identified in the text surrounding such statements, those identified under Part I, Item 1A, “Risk Factors” and elsewhere in this Form 10-K.

All statements, other than statements of historical facts, included herein that address activities, events or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	Advantages of the human tissues the Company distributes;

•

Plans, costs and expected timeline regarding regulatory approval for PerClot, the distribution of PerClot in certain markets after the requisite regulatory approvals are obtained, and the Company’s expectation that it will terminate its minimum purchase requirements after regulatory approval of PerClot;

•	Expectations and efforts to respond to the FDA questioning related to the revised IDE filed for PerClot;

•	Benefits of TMR treatment and the Phoenix System;

•	Estimates regarding the addressable market opportunity for TMR;

•	Plans related to seeking regulatory approval for the Phoenix System;

•	Anticipated timing of the PEARL 8.0 launch;

•	Potential benefits of the Company’s surgical adhesives, sealants and hemostats;

•

Plans related to regulatory approval in certain markets for BioFoam, and the subsequent distribution of BioFoam in those markets after approval, plans to conduct a post-market study in Europe on BioFoam, and the Company’s intentions to refund unspent DOD funds related to the BioFoam U.S. clinical trial;

•	The estimated European market opportunity for cardiovascular and parenchymal tissue sealing;

•	Commercialization plans for ProPatch;

•	Plans regarding product enhancements of the HeRO Graft;

•	Estimates regarding the addressable worldwide market opportunity for the HeRO graft, and the Company’s intentions to introduce the HeRO graft into the European Union in mid-2013;

•	The Company’s beliefs regarding production levels of the HeRO graft;

•

The Company’s beliefs that the HeRO graft will fit well within the Company’s product portfolio and that a significant opportunity exists to introduce and expand the utilization of the HeRO graft in the U.S.;

•	Expected benefits of the Company’s marketing, educational and technical support efforts;

•

Plans regarding regulatory approval for CryoValve SGPV and CryoValve SGAV, the benefits of related studies, the expected completion date of the CryoValve SGPV study, and the Company’s plans to respond to FDA comments related to the HDE application for CryoValve SGAV;

•	Expected use of the Company’s additional laboratory space;

•	Anticipated payment of quarterly dividends each year;

•	The Company’s expectations regarding the recoverability and realizability of deferred tax assets;

•

The Company’s estimates of unreported loss liabilities, including unreported tissue processing and product liability claims, the assumptions used to establish those estimates, and the Company’s belief that those assumptions provide a reasonable basis for the estimates;

•	The Company’s estimates of fair value of acquired assets, and its belief that the estimates are reasonable;

•	The expectation that the Company will continue to renew certain acquired contracts and procurement agreements for the foreseeable future;

•	Expectations regarding the recognition of stock compensation expense;

•	Plans and expectations regarding research and development of new technologies and products;

•	Expectations that research and development spending will increase materially in 2013;

•	Expectations regarding business consolidations in the healthcare industry that could exert downward pressure on fees charged by the Company;

•	Beliefs regarding BioGlue sales, PerClot sales, and handpiece sales and laser console sales, and the factors affecting such sales;

•

The Company’s belief that its SynerGraft processed tissues and the majority of its medical devices will be subject to the new excise tax on the sale of medical devices, and the Company’s anticipation that it will not pass along the new excise tax to its customers;

•

The anticipation that the Company’s 2013 tax rate will be favorably impacted by the research and development tax credit, and the belief that cash payments for federal income taxes will be reduced for the 2013 tax year;

•	Plans related to the debt financing of ValveXchange;

•	The Company’s belief that it will be able to address the FDA’s observations in the Form 483 and the Warning Letter and that the related issues will not have a material impact on the Company;

•	The Company’s beliefs regarding the seasonal nature of the demand for some of its products and services;

•	The adequacy of the Company’s financial resources, and its belief that it will have sufficient cash to meet its operational liquidity needs for at least the next twelve months;

•	The Company’s expectation that it will not have significant business development costs related to the acquisitions of Hemosphere and Cardiogenesis in 2013;

•	Expectations that general, administrative, and marketing expenses will increase in 2013;

•	Estimates of contingent payments and royalties that may be paid by the Company, and the timing of such payments;

•	The possibility of a patent infringement lawsuit with Medafor and the Company’s belief that PerClot will not infringe Medafor’s patent;

•	The impact on cash flows of funding business development activities and the potential need to obtain additional borrowing capacity or financing;

•	The Company’s expectations regarding the source of any future payments related to any unreported tissue processing or product liability claims;

•	Anticipated impact of changes in interest rates and foreign currency exchange rates;

•	Plans regarding acquisition and investment opportunities of complementary product lines and companies;

•	Plans regarding the licensing of the Company’s technology to third parties for non-competing uses;

•	Issues that may impact the Company’s future financial performance and cash flows; and

•	Other statements regarding future plans and strategies, anticipated events, or trends.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risk factors discussed in Item 1A of this Form 10-K and other factors, many of which are beyond the control of CryoLife. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 1B. Unresolved Staff Comments.

The Company has no unresolved written comments received from the staff of the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934 not less than 180 days before December 31, 2012 (the end of the fiscal year to which this Form 10-K relates).

Item 2. Properties.

The Company’s facilities are located in multiple sites in Atlanta, Georgia, and in Guildford, England. The corporate headquarters in suburban Atlanta (Kennesaw) consists of approximately 200,000 square feet of leased manufacturing, administrative, laboratory, and warehouse space with an additional 14,400 square feet of off-site warehouse space. Approximately 26,000 square feet are dedicated to clean room work areas. The primary facility has seven main laboratory facilities: human tissue preservation, BioGlue and BioFoam manufacturing, research and development, microbiology, pathology, the revascularization technologies laser maintenance and evaluation laboratory, and additional space expected to house a portion of the PerClot manufacturing with availability for manufacturing of other products. Each of these areas consists of a general technician work area and adjoining “clean rooms” for aseptic processing or testing of human tissue or for aseptic manufacturing and testing of medical devices. The clean rooms are supplied with highly filtered air that provides a near-sterile environment. The human tissue preservation laboratory contains approximately 15,600 square feet with a suite of seven clean rooms. The current processing level is estimated to be at about 35% of total capacity. To increase the current processing levels, the Company could increase the number of employees and expand its second and third shift. The BioGlue and BioFoam manufacturing laboratory contains approximately 13,500 square feet with a suite of six clean rooms. The current processing level is about 5% of total capacity. To produce at full capacity levels, the Company would need to increase the number of employees, add work shifts, and install automated filling and pouching equipment. The research and development laboratory is approximately 10,500 square feet with a suite of five clean rooms. The microbiology laboratory is approximately 8,000 square feet with a suite of five clean rooms. The pathology laboratory is approximately 1,100 square feet. The revascularization technologies laser maintenance and evaluation laboratory is approximately 1,100 square feet. The additional manufacturing laboratory contains approximately 18,900 square feet with a suite of six clean rooms.

An additional combined manufacturing and office space of approximately 9,000 square feet with a suite of eight clean rooms is in a facility located within the city of Atlanta. This space is used for the manufacturing of the HeRO Graft and is expected to be used for a portion of the PerClot manufacturing.

The Europa facility located in Guildford, England contains approximately 3,400 square feet of leased office and warehousing space. In addition, Europa has shared warehousing space utilized by its third-party shipper.

Item 3. Legal Proceedings.

None.

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

Name	Service as Executive	Age	Position
Steven G. Anderson	Since 1984	74	President, Chief Executive Officer, and Chairman
Bruce G. Anderson	Since 2012	46	Vice President, U.S. Sales and Marketing
Jeffrey W. Burris	Since 2010	41	Vice President and General Counsel
Scott B. Capps	Since 2007	46	Vice President, Clinical Research
David M. Fronk	Since 1998	49	Vice President, Regulatory Affairs and Quality Assurance
David C. Gale, Ph.D.	Since 2012	45	Vice President, Research and Development
David P. Lang	Since 2012	66	Senior Vice President, International Sales and Marketing
D. Ashley Lee, CPA	Since 2000	48	Executive Vice President, Chief Operating Officer, and Chief Financial Officer

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

Bruce G. Anderson was appointed to the position of Vice President, U.S. Sales and Marketing in July 2008. Mr. Anderson joined the Company in May 1994 as a field technical representative in Tennessee. During his time at the Company he has served as a Director and then Senior Director of U.S. Sales and Marketing from November 2002 until July 2008, Director of Global Cardiovascular Marketing from April 2001 until November 2002, and Product Manager and then Senior Product Manager for Cardiac Technologies from January 1997 until April 2001. Mr. Anderson is responsible for developing and implementing the Company’s domestic sales and marketing plans and supervising all tissue procurement activities. Prior to joining the Company, Mr. Anderson was an Account Executive at Dun & Bradstreet for four years. Mr. Anderson received his B.A. in History from the University of South Florida.

Jeffrey W. Burris was appointed to the position of Vice President and General Counsel in February 2010. Mr. Burris has been with the Company since February 2008, serving as General Counsel from February of 2008 until February 2010. From 2003 to 2008, Mr. Burris served as Senior Legal Counsel and Legal Counsel for Waste Management, where he was the attorney responsible for acquisitions and divestitures for Waste Management’s Southern Group. From 1997 to 2003, Mr. Burris was an associate with the law firm Arnall Golden Gregory, LLP, focusing on biotechnology and mergers and acquisitions. Mr. Burris received his B.A. in History and Economics from the University of Tennessee and his J.D. from the University of Chicago Law School.

Scott B. Capps was appointed to the position of Vice President of Clinical Research in November 2007. Prior to this position, Mr. Capps served as Vice President, General Manager of CryoLife Europa, Ltd. in the U.K. from February 2005 to November 2007 and Director, European Clinical Affairs from April 2003 to January 2005. Mr. Capps joined CryoLife in 1995 as Project Engineer for the allograft heart valve program and was promoted to Director, Clinical Research in 1999. Mr. Capps is responsible for overseeing and implementing clinical trials to achieve FDA and International approval of CryoLife’s medical products in cardiac, vascular, and orthopaedic clinical areas. Before joining CryoLife, Mr. Capps was a Research Assistant in the Department of Bioengineering at Clemson University working to develop a computerized database and radiographic image analysis system for total knee replacement. Mr. Capps received his Bachelor of Industrial Engineering from the Georgia Institute of Technology and his M.S. in Bioengineering from Clemson University.

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

David C. Gale, Ph.D. has served as Vice President, Research and Development since January 1, 2012. Dr. Gale joined the Company in August 2009 as the Director, Biomaterials and Product Development. He was promoted to Senior Director, Biomaterials and Device Engineering in April 2011. Prior to joining CryoLife, Dr. Gale was with Sinexus, Inc., a start-up medical device company, from January 2007 to August 2009. He joined Sinexus as their Vice President of Research and was promoted to the position of Vice President, Research and Development in July 2007. Dr. Gale has 17 years of experience in biomaterials and medical device product research and development including roles at Abbott Vascular and Guidant Corporation. Dr. Gale is the inventor or co-inventor on over 30 issued U.S. patents related to the design and manufacture of medical devices. He received his Ph.D. in Materials Science from the University of Alabama at Birmingham, his M.S. in Chemical Engineering from Auburn University and has received both a M.Sc. in Instrumentation and Analysis and a B.Sc. in Chemistry from Manchester University in the U.K.

David P. Lang has served as Senior Vice President, International Sales and Marketing since December 2012 and has been with the Company since October 2010 as Vice President, Market Development. Mr. Lang is responsible for developing and implementing the Company’s international sales and marketing plans. Prior to joining the Company, Mr. Lang was President and then consultant to Starch Medical, Inc. from 2008 to 2010. From July 2007 until February 2008 he was Director, International Sales of Medafor, Inc. From July 2001 until June 2007 he was Vice President, International Sales of Medafor, Inc. He has over forty years of experience in international medical device sales and marketing, principally beginning as Director of Marketing for Medtronic Europe. His senior management positions included four resident assignments in Paris, Munich, and Shanghai. He was founder of the first Sino-American medical electronics joint venture in China in 1985. Mr. Lang received a B.A. in Economics from Harvard University.

D. Ashley Lee, CPA has served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer since November 2004. Mr. Lee has been with the Company since December 1994 serving as Vice President of Finance, Chief Financial Officer, and Treasurer from December 2002 to November 2004; as Vice President, Finance and Chief Financial Officer from April 2000 to December 2002; and as Controller of the Company from December 1994 until April 2000. From 1993 to 1994, Mr. Lee served as the Assistant Director of Finance for Compass Retail, Inc., a wholly owned subsidiary of Equitable Real Estate. From 1987 to 1993, Mr. Lee was employed as a certified public accountant with Ernst & Young, LLP. Mr. Lee received his B.S. in Accounting from the University of Mississippi.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Price of Common Stock

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CRY.” The following table sets forth, for the periods indicated, the intra-day high and low sale prices per share of common stock on the NYSE.

2012	High	Low
First quarter	$6.02	$4.72
Second quarter	5.55	4.19
Third quarter	7.27	4.85
Fourth quarter	6.99	5.52

2011	High	Low
First quarter	$6.11	$5.01
Second quarter	6.17	5.14
Third quarter	6.00	4.35
Fourth quarter	5.02	4.00

As of February 12, 2013 the Company had 401 shareholders of record.

Dividends

On August 21, 2012 the Company announced that its Board of Directors had approved the initiation of the first dividend in Company history, a quarterly cash dividend of $0.025 per share of common stock outstanding. In 2012 cash dividends of $0.025 per share were paid on September 21, 2012 to all common stockholders of record as of September 14, 2012 and on December 21, 2012 to all common stockholders of record as of December 14, 2012. In February 2013 the Company announced a quarterly cash dividend for the first quarter of 2013 of $0.025 per share, which will be paid on March 21, 2013 to all common stockholders of record as of March 14, 2013. The Company currently anticipates paying the quarterly dividends in March, June, September, and December of each year, however this may change. See also Part I, Item 1A, “Risk Factors – Our Current Plans To Continue To Pay A Quarterly Cash Dividend May Change.”

In September 2012 the Company amended its credit agreement with General Electric Capital Corporation (“GE Capital”) to allow the payment of cash dividends up to a maximum of $3 million per year, subject to satisfaction of specified conditions. If the Company chooses to issue preferred stock, the holders of shares of that preferred stock could have a preference as to the payment of dividends over the holders of common stock.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended December 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
10/01/12—10/31/12	—	$—	—	$10,263,880
11/01/12—11/30/12	—	—	—	10,263,880
12/01/12—12/31/12	—	—	—	—

Total	—	—	—	—

On June 1, 2010 the Company announced that its Board of Directors had authorized the purchase of up to $15.0 million of its common stock over the course of the following two years. On November 1, 2011 the Company announced that its Board of Directors had authorized the Company’s purchase of $15.0 million of its common stock through December 31, 2012, which included approximately $7.7 million remaining from the June 1, 2010 repurchase program and an additional $7.3 million, for a total authorization of $22.3 million. The purchase of shares were made from time to time in the open market or through privately negotiated transactions, on such terms as management deemed appropriate, and were dependent upon various factors, including: price, regulatory requirements, and other market conditions. For the year ended December 31, 2012 the Company purchased approximately 639,000 shares of its common stock for an aggregate purchase price of $3.3 million. This program expired on December 31, 2012. In February 2013 the Company’s Board of Directors authorized the purchase of up to $15.0 million of its common stock through October 31, 2014.

Under the Company’s credit agreement with GE Capital, the Company is required, after giving effect to stock repurchases, to maintain liquidity, as defined within the agreement, of at least $20.0 million. The Company is entitled to repurchase up to approximately $10.2 million under the February 2013 authorization without obtaining its lender’s consent.

Item 6. Selected Financial Data.

The following Selected Financial Data should be read in conjunction with the Company’s consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information included elsewhere in this report.

Selected Financial Data

(in thousands, except percentages, current ratio, and per share data)

	December 31,
	2012	2011	2010	2009	2008
Operations
Revenues	$131,718	$119,626	$116,645	$111,685	$105,059
Operating income	12,612	11,643	9,868	14,496	13,654
Net income	7,946	7,371	3,944	8,679	31,950
Net income applicable to common shareholders - diluted	7,768	7,224	3,894	8,605	31,950
Research and development expense as a percentage of revenues	5.5%	5.8%	5.1%	4.7%	5.1%

Income Per Common Share
Basic	$0.29	$0.26	$0.14	$0.31	$1.15
Diluted	$0.28	$0.26	$0.14	$0.30	$1.13

Year-End Financial Position
Total assets	$157,156	$147,864	$137,438	$133,859	$125,037
Working capital	56,073	62,413	82,162	76,312	59,370
Long-term liabilities	7,614	4,869	4,168	4,197	5,672
Shareholders’ equity	128,112	121,538	113,942	110,446	98,368
Current ratio[1]	4:1	4:1	5:1	5:1	4:1

[1]	Current assets divided by current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, preserves and distributes human tissues for transplantation and develops, manufactures, and commercializes medical devices for cardiac and vascular applications. The cardiac and vascular human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch tissue (“CryoPatch SG”), both processed using CryoLife’s proprietary SynerGraft® technology. CryoLife’s surgical sealants and hemostats include BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), and PerClot®, an absorbable powdered hemostat, which the Company distributes for Starch Medical, Inc. (“SMI”) in the European Community and other select international markets. CryoLife’s subsidiary, Cardiogenesis Corporation (“Cardiogenesis”), specializes in the treatment of coronary artery disease using a laser console system and single use, fiber-optic handpieces to treat patients with severe angina. CryoLife and its subsidiary, Hemosphere, Inc. (“Hemosphere”), market the Hemodialysis Reliable Outflow Graft (“HeRO® Graft”), which is a solution for end-stage renal disease in certain hemodialysis patients.

For the year ended December 31, 2012 CryoLife had record annual revenues of $131.7 million. During 2012 CryoLife reported its highest revenues ever for a first, second, third, and fourth quarter, with each quarter exceeding $32 million in revenues. The Company’s acquisition of Hemosphere in May 2012 coupled with its acquisition of Cardiogenesis in May 2011 continued to add revenue generating product lines to the Company’s existing tissue services and products portfolio. The Company also reported new record annual revenues for its vascular preservation services and BioGlue. The Company’s cash position was strong as the Company generated $19.0 million in cash flows from operations during 2012. This cash was used to fund the Company’s acquisition of Hemosphere, the common stock buyback, and the $0.025 per share quarterly cash dividend that the Company initiated in the third quarter of 2012. The Company experienced increases in selling, general, and administrative expenses during 2012 due to increased spending on business development activities and additional general, administrative, and marketing costs related to the Company’s recent acquisitions of Hemosphere and Cardiogenesis. See the “Results of Operations” section below for additional analysis of the fourth quarter and full year 2012 results. See Part I, Item 1, “Business,” for further discussion of the Company’s business and activities during 2012.

Recent Events

On January 30, 2013 CryoLife received a warning letter (“Warning Letter”) dated January 29, 2013 from the U.S. Food and Drug Administration (“FDA”). The Warning Letter followed a Form 483, Notice of Inspectional Observations from the FDA (“Form 483”) related to the Company’s processing, preservation, and distribution of human tissue and the manufacture of medical devices. The Form 483 followed a routine quality system inspection of the Company’s facilities by the FDA during the period September 17, 2012 to October 16, 2012. The Warning Letter relates to certain Observations from the Form 483 that the FDA believes were either inadequately addressed by the Company’s responses or for which the FDA required further information to fully assess the Company’s corrective actions. The Company intends to respond fully to the FDA’s requests and believes that it will be able to address the FDA’s notice of violations contained in the Warning Letter; however, it is possible that the Company may not be able to do so in a manner satisfactory to the FDA. The Company believes that the Warning Letter and its actions regarding the Warning Letter and Form 483 will not have a material impact on the Company. However, it is possible that actions it may be required to take in response to the Form 483 and Warning Letter could materially, adversely impact the availability of the Company’s tissues and products and cost structure, which could impact the Company’s revenues, financial condition, profitability, or cash flows. See also Part I, Item 1A, “Risk Factors”

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Part II, Item 8, Note 1 of the “Notes to Consolidated Financial Statements.” Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. which require the Company to make estimates and assumptions. The following are accounting policies that management believes are most important to the portrayal of the Company’s financial condition and results of operations and may involve a higher degree of judgment and complexity.

Fair Value Measurements

The Company records certain financial instruments at fair value, including: cash equivalents, certain marketable securities, certain restricted securities, contingent consideration, and derivative instruments. The Company may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis; although as of December 31, 2012 the Company has not chosen to make any such elections. Fair value financial instruments are recorded in accordance with the fair value measurement framework.

The Company also measures certain non-financial assets at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as cost method investments, long-lived assets, and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations. The Company uses the fair value measurement framework to value these assets and reports these fair values in the periods in which they are recorded or written down.

The fair value measurement framework includes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels. These levels from highest to lowest priority are as follows:

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

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include: estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist it in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of its financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

Deferred Preservation Costs

By federal law, human tissues cannot be bought or sold; therefore, the tissues the Company preserves are not held as inventory. The costs the Company incurs to procure and process cardiac and vascular tissues are accumulated and deferred. Deferred preservation costs are stated at the lower of cost or market value on a first-in, first-out basis and are deferred until revenue is recognized. Upon shipment of the tissue to an implanting facility, revenue is recognized and the related deferred preservation costs are expensed as cost of preservation services. Cost of preservation services also includes, as applicable, lower of cost or market write-downs and impairments for tissues not deemed to be recoverable, and includes, as incurred, idle facility expense, excessive spoilage, extra freight, and rehandling costs.

The calculation of deferred preservation costs involves judgment and complexity and uses the same principles as inventory costing. Donated human tissue is procured from deceased human donors by tissue banks and organ procurement organizations (“OTPOs”), which consign the tissue to the Company for processing, preservation, and distribution. Deferred preservation costs consist primarily of the procurement fees charged by the OTPOs, direct labor and materials (including salary and fringe benefits, laboratory supplies and expenses, and freight-in charges) and indirect costs (including allocations of costs from support departments and facility allocations). Fixed production overhead costs are allocated based on actual tissue processing levels, to the extent that they are within the range of the facility’s normal capacity.

Total deferred preservation costs are then allocated among tissues processed during the period based on cost drivers, such as the number of donors or number of tissues processed. At each balance sheet date, a portion of the deferred preservation costs relates to tissues currently in active processing or held in quarantine pending release to implantable status. The Company applies a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. Management estimates quarantine yields based on its experience and reevaluates these estimates periodically. Actual yields could differ significantly from the Company’s estimates, which could result in a change in tissues available for shipment, and could increase or decrease the balance of deferred preservation costs. These changes could result in additional cost of preservation services expense or could increase per tissue preservation costs, which would impact gross margins on tissue preservation services in future periods.

The Company regularly evaluates its deferred preservation costs to determine if the costs are appropriately recorded at the lower of cost or market value. The Company also evaluates its deferred preservation costs for costs not deemed to be recoverable, including tissues not expected to ship prior to the expiration date of their packaging. Lower of cost or market value write-downs are recorded if the tissue processing costs incurred exceed the estimated market value of the tissue services, based on recent average service fees at the time of the evaluation. Impairment write-downs are recorded based on the book value of tissues deemed to be impaired. Actual results may differ from these estimates. Write-downs of deferred preservation costs are expensed as cost of preservation services, and these write-downs are permanent impairments that create a new cost basis, which cannot be restored to its previous levels if the Company’s estimates change.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. Management provides a valuation allowance against the deferred tax asset when, as a result of this analysis, management believes it is more likely than not that some portion, or all, of its deferred tax assets will not be realized.

Assessing the recoverability of deferred tax assets involves judgment and complexity. Estimates and judgments used in the determination of the need for a valuation allowance and in calculating the amount of a needed valuation allowance include, but are not limited to, the following:

•	Projected future operating results,

•	Anticipated future state tax apportionment,

•	Timing and amounts of anticipated future taxable income,

•	Timing of the anticipated reversal of book/tax temporary differences,

•	Evaluation of statutory limits regarding usage of certain tax assets, and

•	Evaluation of the statutory periods over which certain tax assets can be utilized.

Significant changes in the factors above, or other factors, could materially, adversely impact the Company’s ability to use its deferred tax assets. Such changes could have a material, adverse impact on the Company’s operations, financial condition, and cash flows. The Company will continue to assess the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its prior determination of the recoverability of its deferred tax assets.

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

The Company’s tax years 2009 through 2012 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. However, certain returns from years prior to 2009, in which net operating losses and tax credits have arisen, are still open for examination by the tax authorities.

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

Results of Operations

(In thousands)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

	Revenues for the Three Months Ended December 31,		Revenues as a Percentage of Total Revenues for the Three Months Ended December 31,
	2012	2011	2012	2011
Preservation services:
Cardiac tissue	$7,094	$6,629	22%	22%
Vascular tissue	8,138	8,146	25%	27%

Total preservation services	15,232	14,775	47%	49%
Products:
BioGlue and BioFoam	13,353	12,519	41%	41%
PerClot	1,009	617	3%	2%
HemoStase	—	(96)	—%	—%
Revascularization technologies	1,985	2,415	6%	8%
HeRO Graft	1,106	—	3%	—%

Total products	17,453	15,455	53%	51%
Other	115	167	—%	—%

Total	$32,800	$30,397	100%	100%

	Revenues for the Twelve Months Ended December 31,		Revenues as a Percentage of Total Revenues for the Twelve Months Ended December 31,
	2012	2011	2012	2011
Preservation services:
Cardiac tissue	$29,756	$26,618	23%	22%
Vascular tissue	33,847	33,175	26%	28%

Total preservation services	63,603	59,793	49%	50%
Products:
BioGlue and BioFoam	53,211	49,455	41%	41%
PerClot	3,078	2,528	2%	2%
HemoStase	—	1,699	—%	2%
Revascularization technologies	8,092	5,705	6%	5%
HeRO Graft	3,115	—	2%	—%

Total products	67,496	59,387	51%	50%
Other	619	446	—%	—%

Total	$131,718	$119,626	100%	100%

Revenues increased 8% for the three months and 10% for the twelve months ended December 31, 2012 as compared to the three and twelve months ended December 31, 2011, respectively. A detailed discussion of the changes in preservation services revenues, product revenues, and other revenues for the three and twelve months ended December 31, 2012 is presented below.

Preservation Services

Revenues from preservation services increased 3% for the three months and 6% for the twelve months ended December 31, 2012 as compared to the three and twelve months ended December 31, 2011, respectively. The increase for the three and twelve months ended December 31, 2012 was primarily due to an increase in cardiac preservation services revenues. See further discussion of cardiac and vascular preservation services revenues below.

Cardiac Preservation Services

Revenues from cardiac preservation services (consisting of revenues from the distribution of heart valves and cardiac patch tissues) increased 7% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. This increase was primarily due to an increase in average service fees, which increased revenues by 4%, and by the aggregate impact of an increase in volume and tissue mix, which increased revenues by 3%.

Revenues from cardiac preservation services increased 12% for the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011. This increase was primarily due to the aggregate impact of an increase in volume and tissue mix, which increased revenues by 9%, and by an increase in average service fees, which increased revenues by 3%.

The increase in revenues from volume and tissue mix for the three months ended December 31, 2012 was primarily due to an increase in cardiac patch shipments, partially offset by a decrease in shipments of pulmonary valves, and the increase for the twelve months ended December 31, 2012 was primarily due to an increase in cardiac valve shipments. Changes in unit shipments of cardiac valves and patches in any one quarter can be impacted by the timing of release of these tissues for shipment, which can vary from quarter to quarter. The Company believes that the increase in unit shipments of cardiac valves for the twelve months ended December 31, 2012 was primarily due to the activities of its expanded cardiac sales staff and the Company’s ongoing physician education activities, and may have also benefited from the guidance issued by The Society of Thoracic Surgeons, which indicates that human aortic valves are the ideal replacement in certain cardiac reconstructive procedures involving endocarditis. The Company’s cardiac valves are primarily used in cardiac replacement and reconstruction surgeries for patients with congenital heart defects.

Revenues from SynerGraft processed tissues, including the CryoValve SGPV and CryoPatch SG, accounted for 50% and 47% of total cardiac preservation services revenues for the three and twelve months ended December 31, 2012, respectively, and 39% and 40% of total cardiac preservation services revenues for the three and twelve months ended December 31, 2011, respectively. Domestic revenues accounted for 90% of total cardiac preservation services revenues for both the three and twelve months ended December 31, 2012, and 92% and 91% of total cardiac preservation services revenues for the three and twelve months ended December 31, 2011, respectively.

Vascular Preservation Services

Revenues from vascular preservation services for the three months ended December 31, 2012 were comparable to revenues for the three months ended December 31, 2011. Revenues from vascular preservation services increased 2% for the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011, primarily due to a 3% increase in unit shipments of vascular tissues, which increased revenues by 4%, partially offset by a decrease in average service fees, which decreased revenues by 2%.

The increase in vascular tissue volume for the twelve months ended December 31, 2012 was primarily due to increases in shipments of saphenous veins and aortoiliac grafts, which increased due to improved availability of certain tissues. Saphenous veins are primarily used in peripheral vascular reconstruction surgeries to avoid limb amputations, and aortoiliac grafts are primarily used in surgeries to treat abdominal aortic aneurisms. These tissues are primarily distributed in domestic markets.

The decrease in average service fees for the twelve months ended December 31, 2012 was due in part to a list fee decrease for certain vascular tissues in 2012 and fee differences due to physical characteristics of vascular tissues, partially offset by the routine negotiation of pricing contracts with certain customers.

Products

Revenues from products increased 13% for the three months and 14% for the twelve months ended December 31, 2012 as compared to the three and twelve months ended December 31, 2011, respectively. The increase for the three months ended December 31, 2012 was primarily due to the addition of HeRO Graft revenues as a result of the Company’s acquisition of Hemosphere in the second quarter of 2012, and an increase in BioGlue revenues. The increase for the twelve months ended December 31, 2012 was primarily due to an increase in BioGlue revenues, the addition of HeRO Graft revenues, and an increase in revascularization technologies revenues as a result of the Company’s acquisition of Cardiogenesis in the second quarter of 2011, partially offset by a lack of HemoStase revenues as the Company is no longer distributing this product. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; PerClot and HemoStase; revascularization technologies; and HeRO Grafts are presented below.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 7% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. This increase was primarily due to a 4% increase in the volume of milliliters sold, which increased revenues by 3%, and by an increase in average sales prices, which increased revenues by 4%.

Revenues from the sale of surgical sealants increased 8% for the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011. This increase was primarily due to an 8% increase in the volume of milliliters sold, which increased revenues by 5%, and by an increase in average sales prices, which increased revenues by 4%, partially offset by the unfavorable impact of foreign exchange rates, which decreased revenues by 1%.

The increase in sales volume of surgical sealants for the three and twelve months ended December 31, 2012 was due to an increase in shipments of BioGlue in certain international markets. For the three months ended December 31, 2012 these increases were primarily in Europe, and for the twelve months ended December 31, 2012 these increases were primarily in Japan and Europe. These increases were partially offset by decreases in the volume of milliliters sold in the Company’s more mature domestic markets of 2% for the three months and 3% for the twelve months ended December 31, 2012 as compared to the three months and twelve months ended December 31, 2011, respectively. The Company began shipping BioGlue to Japan in late April 2011, following the Japanese approval of BioGlue for use in the repair of aortic dissections. Revenues from shipments to Japan for the three and twelve months ended December 31, 2012 were $697,000 and $4.1 million, respectively.

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

The Company’s sales of surgical sealants through its direct sales force to U.K. hospitals are denominated in British Pounds, and its sales to German, Austrian, and Irish hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. If the exchange rates between the U.S. Dollar and the British Pound or Euro decline materially in the future, this would have a material, adverse impact on the Company’s revenues denominated in these currencies.

Domestic revenues accounted for 61% and 60% of total BioGlue revenues for the three and twelve months ended December 31, 2012, respectively, and 63% and 64% of total BioGlue revenues for the three and twelve months ended December 31, 2011, respectively. BioFoam sales accounted for less than 1% of surgical sealant sales for the three and twelve months ended December 31, 2012. BioFoam is currently approved for sale in certain international markets.

BioGlue is a mature product in the U.S. and Europe that has experienced increasing competitive pressures. Management believes that BioGlue sales volume in domestic markets will continue to be impacted by the factors discussed above, and that poor economic conditions in Europe could negatively impact sales in future periods. Management also believes that international BioGlue sales will be positively impacted by increased shipments to Japan in 2013 as compared to the corresponding periods in 2012, although this increase will be less than the increase experienced in 2012 over 2011.

PerClot and HemoStase

Revenues from the sale of PerClot increased 63% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. This increase was primarily due to a 68% increase in the volume of grams sold, which increased revenues by 71%, partially offset by a decrease in average sales prices and the unfavorable impact of foreign exchange rates. Revenues during these three month periods were for sales in certain international markets, as PerClot has not yet been approved for domestic distribution or widespread international distribution. This increase was primarily due to increased sales in the Company’s markets in Europe and due to the recent approval of PerClot in additional countries. HemoStase was not distributed during the three months ended December 31, 2012 or 2011.

Revenues from the sale of hemostats, consisting of PerClot and HemoStase, decreased 27% for the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011. The revenue decrease in the twelve months ended December 31, 2012 was primarily due to a decrease in hemostat sales volume in domestic markets, as discussed further below, and the unfavorable impact of foreign exchange rates, which decreased revenues by 2%.

International hemostat revenues increased 5% for the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011. This increase in international hemostat revenues was primarily due to increased PerClot sales into the Company’s markets in Europe and due to the recent approval of PerClot in additional countries, partially offset by the unfavorable impact of foreign exchange rates. International PerClot sales for the twelve months ended December 31, 2012 exceeded combined PerClot and HemoStase international sales for the twelve months ended December 31, 2011, which included large HemoStase orders filled in the first quarter of 2011 in anticipation of a disruption in the availability of hemostats to the Company’s distributors in these countries beginning in 2011. This disruption was due to the Company’s planned March 2011 discontinuance of HemoStase sales subsequent to the termination of its Exclusive Distribution Agreement (“EDA”) for this product.

The decrease in domestic sales volume for the twelve months ended December 31, 2012 was due to the Company’s discontinuation of sales of HemoStase as discussed above. The Company recognized domestic hemostat sales in the first quarter of 2011 and recognized no domestic hemostat sales in the corresponding period in 2012. Domestic hemostat sales ended with the discontinuance of HemoStase sales, as PerClot has not yet been approved for commercial distribution in domestic markets. The Company will not be able to sell PerClot in the U.S. in future years unless and until FDA approval is granted. On March 30, 2012 CryoLife refiled for an investigational device exemption (“IDE”) with the FDA seeking approval to begin clinical trials for the purpose of obtaining Premarket Approval to distribute PerClot in the U.S. The FDA responded to the Company’s IDE during the second quarter of 2012, and the Company filed a revised IDE in November 2012. CryoLife has received questions from the FDA related to this filing and is currently working to address the questions and expects to respond to the FDA in the first quarter of 2013.

The Company’s sales of hemostats through its direct sales force to U.K. hospitals are denominated in British Pounds, and its sales to German, Austrian, and Irish hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. The unfavorable effect of foreign exchange rates for the three and twelve months ended December 31, 2012 was primarily due to a decline in the value of the Euro when compared to the corresponding periods in 2011. If the exchange rates between the U.S. Dollar and the British Pound or Euro decline materially in future periods, this would have a material, adverse impact on the Company’s revenues denominated in these currencies. Changes in exchange rates will have a more material impact on hemostat revenues than the Company’s other product lines, as a larger percentage of the Company’s hemostat sales are denominated in foreign currencies.

Management believes that competitive pressures and economic conditions in Europe could negatively impact PerClot sales in 2013. Poor economic conditions and their constraining effect on hospital budgets are expected to drive continued pricing pressures, especially due to the many hemostatic agents currently competing for market share in Europe.

Revascularization Technologies

Revenues from revascularization technologies include revenues related to the sale of handpieces and accessories and, in certain periods, revenues from the sale of laser consoles. Revenues from revascularization technologies decreased 18% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. Revenues from the sale of laser consoles were zero and $541,000 in the three months ended December 31, 2012 and 2011, respectively. Revenues from the sale of handpieces and accessories increased 6% for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. This increase was primarily due to an increase in average sales prices, which increased revenues by 4%, and an increase in volume, which increased revenues by 2%.

Revenues from revascularization technologies increased for the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011, as revascularization technologies were not marketed by the Company for the full twelve month prior year period. The Company began marketing revascularization technologies following its acquisition of Cardiogenesis in May 2011. Revenues from the sale of laser consoles were $279,000 and $541,000 in the twelve months ended December 31, 2012 and 2011, respectively.

Revascularization technologies revenues for the twelve months ended December 31, 2012 decreased when compared to the combined pre- and post-acquisition revenues for the twelve months ended December 31, 2011. Revenues from the sale of laser consoles were $279,000 in the twelve months ended December 31, 2012 and $1.4 million in the combined pre- and post-acquisition period ended December 31, 2011. Revenues from the sale of handpieces and accessories decreased 10% for the twelve months ended December 31, 2012 when compared to the combined pre- and post-acquisition revenues for the twelve months ended December 31, 2011. These decreases were primarily due to increasing competitive pressures and challenges in selling laser consoles in recent periods, both of which have negatively impacted handpiece revenues. Revenues from laser consoles have been negatively impacted by the current economic environment, which makes hospitals reluctant to invest in large capital purchases.

The Company believes that the effects of competitive pressures and challenges in selling laser consoles may continue to negatively impact handpiece sales and laser console sales into 2013. The amount of revenues from the sale of laser consoles can vary significantly from quarter-to-quarter due to the long lead time required to generate sales of capital equipment and due to the higher selling price of consoles as compared to handpieces. Handpieces and laser consoles are primarily distributed in domestic markets.

HeRO Graft

Revenues from HeRO Grafts for the three and twelve months ended December 31, 2012 were a result of the Company’s acquisition of Hemosphere in May 2012. Revenues from HeRO Grafts include revenues related to the sale of vascular grafts, venous outflow components, and accessories, which are generally sold together as a kit. HeRO Grafts are primarily distributed in domestic markets.

Other Revenues

Other revenues for the three and twelve months ended December 31, 2012 and 2011 included revenues related to funding allocated from U.S. Congress Defense Appropriations Conference Reports in 2005 through 2008, collectively the (“DOD Grants”). As of December 31, 2012 CryoLife had been awarded $6.1 million and had received a total of $5.4 million for the development of protein hydrogel technology, which the Company is currently developing for use in organ sealing. At December 31, 2012 CryoLife had $1.0 million included in deferred income on the Company’s Consolidated Balance Sheet from the DOD Grants, of which $668,000 remains in unspent cash advances recorded as cash and cash equivalents. In early 2013 the DOD Grants were amended to reduce the total award to $5.4 million. The Company has discontinued its BioFoam U.S. clinical trial and, after the trial is formally closed out, any remaining unspent funds will be returned to the U.S. Department of Defense (“DOD”).

Cost of Preservation Services and Products

Cost of Preservation Services

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2012	2011	2012	2011
Cost of preservation services	$8,675	$8,631	$35,320	$34,340

Cost of preservation services increased 1% for the three months and 3% for the twelve months ended December 31, 2012, as compared to the three and twelve months ended December 31, 2011, respectively. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

The increase in cost of preservation services in the three and twelve months ended December 31, 2012 was primarily due to increased shipments of cardiac and vascular tissues during these periods, partially offset by a decrease in costs. Cost of preservation services for the three and twelve months ended December 31, 2011 included $674,000 in unusual processing expenses due to certain supplies of processing solutions used in the processing of tissues that did not meet the Company’s quality requirements.

Cost of Products

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2012	2011	2012	2011
Cost of products	$3,080	$2,391	$11,380	$9,442

Cost of products increased 29% for the three months and 21% for the twelve months ended December 31, 2012 as compared to the three and twelve months ended December 31, 2011, respectively. Cost of products in 2012 includes costs related to BioGlue, BioFoam, PerClot, revascularization technologies, and HeRO Grafts. Cost of products in 2011 includes costs related to BioGlue, BioFoam, PerClot, HemoStase, and revascularization technologies.

The increase in cost of products in the three months ended December 31, 2012 was primarily due to the addition of HeRO Graft revenues. The increase in cost of products in the twelve months ended December 31, 2012 was primarily due to the addition of HeRO Graft and revascularization technologies handpiece revenues, and the increase in BioGlue sales volume, partially offset by the discontinuation of HemoStase sales.

Gross Margin

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2012	2011	2012	2011
Gross margin	$21,045	$19,375	$85,018	$75,844
Gross margin as a percentage of total revenues	64%	64%	65%	63%

Gross margin increased 9% for the three months and 12% for the twelve months ended December 31, 2012 as compared to the three and twelve months ended December 31, 2011, respectively. Gross margin increased primarily due to an increase in revenues during the periods. Gross margin as a percentage of total revenues increased in the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011, primarily due to a change in service and product mix as the Company’s higher margin medical devices segment made up a larger percentage of its business in 2012.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2012	2011	2012	2011
General, administrative, and marketing expenses	$16,775	$14,626	$65,149	$57,302
General, administrative, and marketing expenses as a percentage of total revenues	51%	48%	49%	48%

General, administrative, and marketing expenses increased 15% for the three months and 14% for the twelve months ended December 31, 2012 as compared to the three and twelve months ended December 31, 2011, respectively.

General, administrative, and marketing expenses for the twelve months ended December 31, 2012 include a $4.7 million gain on the settlement of the lawsuit with Medafor, Inc. (“Medafor”) and a $4.1 million loss for the settlement of the lawsuit with CardioFocus, Inc. (“CardioFocus”) related to a claim of patent infringement by the Company’s Cardiogenesis laser products. Both of these lawsuits were settled in the second quarter of 2012. Legal fees related to lawsuits, primarily the Medafor and CardioFocus lawsuits, were $3.9 million for the twelve months ended December 31, 2012, and reductions to legal fees for insurance reimbursements for certain litigation expenses were $3.4 million for the twelve months ended December 31, 2012.

Business development costs, primarily related to the acquisition and integration of Hemosphere, were $790,000 and $2.7 million for the three and twelve months ended December 31, 2012, respectively. Business development costs, primarily related to the acquisition and integration of Cardiogenesis, were $144,000 and $4.2 million for the three and twelve months ended December 31, 2011, respectively. The Company does not anticipate that it will have significant business development costs related to the acquisitions of Hemosphere and Cardiogenesis in 2013.

General, administrative, and marketing expenses for the three and twelve months ended December 31, 2012 also increased due to an increase in marketing expenses, including the costs of the Company’s expanded sales staff from its recent acquisitions of Hemosphere and Cardiogenesis and increases in spending on advertising.

The Company expects that its general, administrative, and marketing expenses will increase in 2013 as compared to 2012 due to increased costs related to its acquisition of Hemosphere and due to the 2.3% excise tax on the sale of medical devices in the U.S. that went into effect on January 1, 2013 as part of the Patient Protection and Affordable Care Act passed in 2010. The Company believes that its SynerGraft processed tissues and the majority of its medical devices will be subject to the tax and that its traditionally processed tissues will not be subject to the tax.

Research and Development Expenses

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2012	2011	2012	2011
Research and development expenses	$2,065	$1,800	$7,257	$6,899
Research and development expenses as a percentage of total revenues	6%	6%	6%	6%

Research and development expenses increased 15% for the three months and 5% for the twelve months ended December 31, 2012 as compared to the three and twelve months ended December 31, 2011, respectively. Research and development spending for the three and twelve months ended December 31, 2012 was primarily focused on PerClot, HeRO Graft, revascularization technologies, the Company’s SynerGraft tissues and products, and BioFoam. The Company expects that research and development spending will increase materially in 2013 due to planned increases in spending on clinical studies related to PerClot.

Earnings

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2012	2011	2012	2011
Income before income taxes	$2,242	$2,863	$12,052	$11,466
Income tax expense	159	997	4,106	4,095

Net income	$2,083	$1,866	$7,946	$7,371

Diluted income per common share	$0.07	$0.07	$0.28	$0.26

Diluted weighted-average common shares outstanding	27,357	27,745	27,411	27,759

Income before income taxes decreased 22% for the three months and increased 5% for the twelve months ended December 31, 2012 as compared to the three and twelve months ended December 31, 2011, respectively. The decrease in income before income taxes for the three months ended December 31, 2012 was primarily caused by an increase in operating expenses as discussed above, partially offset by an increase in gross margin. The increase in income before income taxes for the twelve months ended December 31, 2012 was primarily caused by an increase in gross margin, partially offset by an increase in operating expenses as discussed above.

The Company’s effective income tax rate was approximately 7% for the three months and 34% for the twelve months ended December 31, 2012 as compared to 35% for the three months and 36% for the twelve months ended December 31, 2011. The Company’s income tax rates for the three and twelve months ended December 31, 2012 were favorably impacted by $427,000 in adjustments to valuation allowances on certain of the Company’s state net operating loss carryforwards, based on revised estimates of utilization of these carryforwards. Actual usage will be dependent on a variety of factors and could change, although this favorable impact is not expected to recur in future periods. The Company’s income tax rates for the three and twelve months ended December 31, 2012 were also impacted by the unfavorable tax treatment of certain acquisition related expenses due to the acquisition of Hemosphere and by the research and development tax credit, which had not been enacted for the 2012 tax year. The Company’s effective income tax rate for the twelve months ended December 31, 2011 was impacted by the discrete and favorable effect of deductions taken on the Company’s 2010 federal tax returns, which were filed in the third quarter of 2011. This favorable effect was largely offset by the unfavorable tax treatment, recognized in the second quarter of 2011, of certain acquisition related expenses, which the Company incurred related to its acquisition of Cardiogenesis.

The Company anticipates that its 2013 tax rate will be favorably impacted by the research and development tax credit. As this credit was enacted for the 2012 tax year in January 2013, the Company will record the favorable impact of the full year 2012 credit in the first quarter of 2013.

Net income and diluted income per common share increased for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, primarily due to the decrease in income tax expense. Net income and diluted income per common share increased for the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011, primarily due to the increase in income before income taxes, as discussed above.

Diluted income per common share could be unfavorably impacted in future periods by the issuance of additional shares of common stock and favorably impacted by the Company’s repurchase of its common stock. Stock repurchases are impacted by many factors, including: stock price, available funds, and competing demands for such funds, and as a result, may be suspended or discontinued at any time. This program expired on December 31, 2012. In February 2013 the Company’s Board of Directors authorized the purchase of up to $15.0 million of its common stock through October 31, 2014.

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

Vascular Preservation Services

Revenues from vascular preservation services increased 17% for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, primarily due to a 14% increase in unit shipments of vascular tissues, which increased revenues by 16%, and by an increase in average service fees, which increased revenues by 1%.

Revenues from vascular preservation services increased 5% for the twelve months ended December 31, 2011 as compared to the twelve months ended December 31, 2010, primarily due to a 3% increase in unit shipments of vascular tissues, which increased revenues by 4%, and by an increase in average service fees, which increased revenues by 1%.

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

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 3% for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. This increase was primarily due to a 2% increase in the volume of milliliters sold, which increased revenues by 2%, and by an increase in average service fees, which increased revenues by 1%.

Revenues from the sale of surgical sealants increased 4% for the twelve months ended December 31, 2011 as compared to the twelve months ended December 31, 2010. This increase was primarily due to a 4% increase in the volume of milliliters sold, which increased revenues by 3%, and the favorable impact of foreign exchange rates, which increased revenues by 1%.

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

International hemostat revenues decreased 38% for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. This decrease was primarily due to a decrease in sales in certain international markets, particularly in Canada and South America due to large orders filled in the fourth quarter of 2010 in anticipation of a disruption in the availability of hemostats to the Company’s distributors in these countries beginning in early 2011. This disruption was due to the Company’s planned March 2011 discontinuance of HemoStase sales subsequent to the termination of its EDA for this product, discussed further below. International hemostat revenues increased 23% for the twelve months ended December 31, 2011 as compared to the twelve months ended December 31, 2010. This increase is primarily due to an increase in international sales of PerClot in the 2011 periods over the international sales of HemoStase in the corresponding 2010 periods. Management believes that international PerClot revenues were favorably impacted by the Company’s ability to market PerClot for all surgical specialties, expanding the direct European sales force into Austria, and PerClot’s product performance when compared to other hemostatic agents.

The decrease in domestic sales volume for the three and twelve months ended December 31, 2011 was due to the Company’s planned discontinuation of sales of HemoStase in late March 2011, as a result of Medafor’s termination of its EDA with the Company. The Company recognized no domestic hemostat sales in the second, third, or fourth quarters of 2011, subsequent to the discontinuance of HemoStase sales, as PerClot has not yet been approved for commercial distribution in domestic markets.

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

Other Revenues

Other revenues for the three and twelve months ended December 31, 2011 and 2010 included revenues related to funding allocated from the DOD Grants. As of December 31, 2011 CryoLife had been awarded $6.1 million and had received a total of $5.4 million for the development of protein hydrogel technology, which the Company is currently developing for use in organ sealing. At December 31, 2011 CryoLife had $1.6 million included in deferred income on the Company’s Consolidated Balance Sheet from the DOD Grants.

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

The increase in cost of preservation services for the three months ended December 31, 2011 was primarily due to $674,000 in unusual processing expenses due to certain supplies of processing solutions used in our processing of tissues that did not meet our quality requirements, partially offset by cost decreases discussed below.

The decrease in cost of preservation services in the twelve months ended December 31, 2011 was primarily due to a decrease in the per unit cost of processing tissues. The decrease in the per unit cost of processing tissues in 2011 was largely a result of increased processing and packaging throughput, as fixed costs were allocated to a greater volume of processed tissues.

Cost of Products

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2011	2010	2011	2010
Cost of products	$2,391	$3,091	$9,442	$12,409

Cost of products decreased 23% for the three months and 24% for the twelve months ended December 31, 2011 as compared to the three and twelve months ended December 31, 2010, respectively. Cost of products in 2011 included costs related to BioGlue, BioFoam, PerClot, and revascularization technologies, and includes HemoStase for the year to date period. The Company began distributing revascularization technologies products in the second quarter of 2011 through CryoLife’s subsidiary Cardiogenesis. Cost of products in 2010 includes costs related to BioGlue, BioFoam, HemoStase, and PerClot.

The decrease in cost of products in the three months ended December 31, 2011 was primarily due to a decrease in shipments of HemoStase, partially offset by costs for revascularization technologies, which the Company began selling in the second quarter of 2011 through Cardiogenesis, and by increased shipments of PerClot, which the Company began distributing in the fourth quarter of 2010.

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

Acquired In-Process Research and Development

Acquired in-process research and development was $3.5 million for the twelve months ended December 31, 2010. As part of the consideration paid to SMI in the third quarter of 2010, the Company allocated $3.5 million to an intangible asset for PerClot distribution and manufacturing rights in the U.S. and certain other countries which do not have current regulatory approvals. This $3.5 million was considered in-process research and development as it was dependent upon regulatory approvals, which had not yet been obtained. Therefore, CryoLife expensed the $3.5 million as in-process research and development upon acquisition.

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

Earnings

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2011	2010	2011	2010
Income before income taxes	$2,863	$3,458	$11,466	$7,277
Income tax expense	997	1,343	4,095	3,333

Net income	$1,866	$2,115	$7,371	$3,944

Diluted income per common share	$0.07	$0.08	$0.26	$0.14

Diluted weighted-average common shares outstanding	27,745	28,030	27,759	28,274

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

The Company’s effective income tax rate was approximately 35% for the three months and 36% for the twelve months ended December 31, 2011, as compared to 39% for the three months and 46% for the twelve months ended December 31, 2010. The Company’s effective income tax rate for the twelve months ended December 31, 2011 was impacted by the discrete and favorable effect of deductions taken on the Company’s 2010 federal tax returns, which were filed in the third quarter of 2011. This favorable effect was largely offset by the unfavorable tax treatment, recognized in the second quarter of 2011, of certain acquisition related expenses, which the Company incurred related to its acquisition of Cardiogenesis.

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

Liquidity and Capital Resources

Net Working Capital

At December 31, 2012 net working capital (current assets of $77.5 million less current liabilities of $21.4 million) was $56.1 million, with a current ratio (current assets divided by current liabilities) of 4 to 1, compared to net working capital of $62.4 million and a current ratio of 4 to 1 at December 31, 2011.

Overall Liquidity and Capital Resources

The Company’s largest non-operating cash requirements for the twelve months ended December 31, 2012 were the acquisition of Hemosphere and the related transaction and integration costs. The total acquisition cost, net of cash acquired, was $17.0 million. CryoLife used cash on hand to fund the acquisition and operates Hemosphere as a wholly owned subsidiary. In addition, during the twelve months ended December 31, 2012 the Company paid $4.5 million in a settlement to CardioFocus, which was largely offset by $3.5 million received in a settlement from Medafor. See “Liability Claims” below for further discussion of these settlements. The Company’s other cash requirements included cash for general working capital needs, repurchases of the Company’s common stock, and cash dividend payments. The Company funded its cash requirements through its existing cash reserves and its operating activities, which generated cash during the period.

CryoLife’s credit agreement with GE Capital (the “GE Credit Agreement”) provides revolving credit for working capital, acquisitions, and other corporate purposes. The borrowing capacity under the GE Credit Agreement is $20.0 million (including a letter of credit subfacility), and the GE Credit Agreement expires on October 28, 2014. The borrowing capacity may be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. As a result, these funds will not be available to meet the Company’s liquidity needs during the term of the GE Credit Agreement and, as such, have been recorded as restricted cash and securities on the Company’s

Consolidated Balance Sheets. Also, the GE Credit Agreement requires that, after giving effect to a stock repurchase, the Company maintain liquidity, as defined in the agreement, of at least $20.0 million. As of December 31, 2012 the outstanding balance under the GE Credit Agreement was zero and $20.0 million was available for borrowing.

In the twelve months ended December 31, 2012 the Company purchased approximately 639,000 shares of its common stock for an aggregate purchase price of $3.3 million under the common stock repurchase program previously authorized by the Company’s Board of Directors. This program expired on December 31, 2012. In February 2013 the Company’s Board of Directors authorized the purchase of up to $15.0 million of its common stock through October 31, 2014.

The Company’s cash equivalents include advance funding received under the DOD Grants for the continued development of protein hydrogel technology. As of December 31, 2012 $668,000 of the Company’s cash equivalents were related to these DOD Grants, which must be used for the specified purposes or repaid to the DOD. The Company has discontinued its BioFoam U.S. clinical trial and, after the trial is formally closed out, any remaining unspent funds will be returned to the DOD.

As of December 31, 2012 approximately 9% of the Company’s cash, cash equivalents, and restricted cash and securities were held in foreign jurisdictions.

During the third and fourth quarters of 2012 the Company advanced a total of $2.0 million in debt financing to ValveXchange, Inc. (“ValveXchange”) through a revolving credit facility. The Company may decide to allow ValveXchange to issue shares in payment of some or all of the outstanding debt balance in connection with a currently proposed financing or a future round of financing.

The Company believes that its anticipated cash from operations and existing cash and cash equivalents will enable the Company to meet its current operational liquidity needs for at least the next twelve months. The Company’s future cash requirements may include cash to fund the PerClot clinical trials, research and development expenditures for revascularization technologies and HeRO Graft, and other business development activities, to purchase license agreements, for general working capital needs, to repurchase the Company’s common stock, to fund the cash dividend to common shareholders, and for other corporate purposes. These items may have a significant impact on its cash flows during 2013. The Company may seek additional borrowing capacity or financing pursuant to its shelf registration statement, for general corporate purposes, or to fund other future cash requirements. If the Company undertakes further significant business development activity in 2013, it will likely need to finance such activities by drawing down monies under the GE Credit Agreement, obtaining additional debt financing, or using its shelf registration statement to sell equities.

The Company acquired net operating loss carryforwards from its acquisitions of Hemosphere and Cardiogenesis that the Company believes will reduce required cash payments for federal income taxes by approximately $1.5 million for the 2013 tax year.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $19.0 million for the twelve months ended December 31, 2012 as compared to $16.8 million for the twelve months ended December 31, 2011. The current year cash provided was primarily due to net income generated by the Company during the period and non-cash expenses. In addition, during the twelve months ended December 31, 2012 the Company paid $4.5 million in a settlement to CardioFocus, which was largely offset by $3.5 million received in a settlement from Medafor, as discussed above.

The Company uses the indirect method to prepare its cash flow statement, and, accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items and for changes in operating assets and liabilities from the prior year end. For the twelve months ended December 31, 2012 these non-cash items included a favorable $5.6 million in depreciation and amortization expense, $3.2 million in non-cash stock based compensation, and $1.2 million in deferred income taxes.

The Company’s working capital needs, or changes in operating assets and liabilities, did not have an overall material impact on cash from operations. However, for the twelve months ended December 31, 2012 the changes to specific working capital items included an unfavorable $1.6 million due to increases in deferred preservation costs and inventory balances and an unfavorable $583,000 due to the timing difference between making cash payments and the expensing of assets, including prepaid insurance policy premiums, offset by a favorable $1.4 million due to the timing difference between recording receivables and the receipt of cash and a favorable $529,000 due to the timing differences between the recording of accounts payable, accrued expenses, and other liabilities and the actual payment of cash.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $22.9 million for the twelve months ended December 31, 2012 as compared to $27.7 million for the twelve months ended December 31, 2011. The current year cash used was primarily due to the payment of $17.0 million for the acquisition of Hemosphere, net of cash acquired, $3.1 million in capital expenditures, and $2.0 million in advances to ValveXchange under the revolving credit facility.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $4.7 million for the twelve months ended December 31, 2012 as compared to $2.8 million for the twelve months ended December 31, 2011. The current year cash used was primarily due to $3.5 million in purchases of treasury stock, largely related to the Company’s publicly announced stock repurchase plan, and $1.4 million in cash dividends paid on the Company’s common stock.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of December 31, 2012 are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Operating leases	$26,626	$2,674	$2,902	$2,868	$2,852	$2,907	$12,423
Purchase commitments	5,769	3,969	1,800	—	—	—	—
Contingent payments	4,500	500	—	4,000	—	—	—
Compensation payments	1,985	—	—	—	1,985	—	—
Research obligations	1,927	1,657	270	—	—	—	—

Total contractual obligations	$40,807	$8,800	$4,972	$6,868	$4,837	$2,907	$12,423

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional manufacturing, office, and warehouse space, leases on Company vehicles, and leases on a variety of office equipment.

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

The Company’s compensation payment obligations represent an estimated payment for post-employment benefits for the Company’s Chief Executive Officer (“CEO”). The timing of the CEO’s post-employment benefit payment is based on the December 31, 2015 expiration date of the CEO’s new employment agreement. The new agreement, which was signed in October 2012, was used to determine the timing of the payment even though it did not take effect until January 1, 2013, as the prior agreement expired effective December 31, 2012. Payment of the benefit under the new agreement may be accelerated by the voluntary retirement of the CEO or upon certain termination events.

The Company’s research obligations represent commitments for ongoing studies and payments to support research and development activities.

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $2.4 million, because the Company cannot make a reasonably reliable estimate of the amount and period of related future payments as no specific assessments have been made for specific litigation or by any taxing authorities, and (iii) $668,000 in unspent funds that the Company will spend during the close out of its BioFoam U.S. clinical trial or will refund to the DOD.

Capital Expenditures

Capital expenditures for the twelve months ended December 31, 2012 were $3.1 million compared to $2.5 million for the twelve months ended December 31, 2011. Capital expenditures in the twelve months ended December 31, 2012 were primarily related to the routine purchases of tissue processing, manufacturing, computer, and office equipment; laser consoles; computer software; and renovations to the Company’s corporate headquarters and manufacturing facilities needed to support the Company’s business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $13.0 million and restricted securities of $5.0 million and interest paid on the Company’s variable rate line of credit as of December 31, 2012. A 10% adverse change in interest rates as compared to the rates experienced by the Company in the twelve months ended December 31, 2012, affecting the Company’s cash and cash equivalents, restricted securities, and line of credit would not have a material impact on the Company’s financial position, profitability, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on December 31, 2012 affecting the Company’s balances denominated in foreign currencies would not have had a material impact on the Company’s financial position or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by the Company for the twelve months ended December 31, 2012 affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material impact on the Company’s financial position, profitability, or cash flows.

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

Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of December 31, 2012 the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

The Securities and Exchange Commission’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, the Company completed the acquisition of Hemosphere, Inc. (“Hemosphere”) during the second quarter of 2012. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012 excludes an assessment of the internal control over financial reporting of Hemosphere. See Part II, Item 8, Note 4, “Notes to Consolidated Financial Statements” contained in this Form 10-K for a description of the significance of the acquired business to the Company.

During the quarter ended December 31, 2012 there were no other changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The response to Item 10 is incorporated herein by reference to the information to be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2012, with the exception of information concerning executive officers, which is included in Part I, Item 4A, “Executive Officers of the Registrant” of this Form 10-K.

Item 11. Executive Compensation.

The response to Item 11 is incorporated herein by reference to the information to be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The response to Item 12 is incorporated herein by reference to the information to be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to Item 13 is incorporated herein by reference to the information to be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2012.

Item 14. Principal Accounting Fees and Services.

The response to Item 14 is incorporated herein by reference to the information to be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following are filed as part of this report:

(a)	1. Consolidated Financial Statements begin on page F-1.

All financial statement schedules are omitted, as the required information is immaterial, not applicable, or the information is presented in the consolidated financial statements or related notes.

(b)	Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description
2.1	Agreement and Plan of Merger Among CryoLife, Inc., CL Falcon, Inc., and Cardiogenesis Corporation dated March 28, 2011. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 29, 2011.)

2.1(a)	Amended and Restated Agreement and Plan of Merger Among CryoLife, Inc., CL Falcon, Inc., and Cardiogenesis Corporation dated April 14, 2011. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 15, 2011.)

2.2+	Series A Preferred Stock Purchase Agreement Among CryoLife, Inc., The Cleveland Clinic Foundation, and ValveXchange, Inc. dated July 6, 2011. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

2.3	Agreement and Plan of Merger, dated May 14, 2012, by and among CryoLife, Inc., CL Crown, Inc., Hemosphere, Inc. and a Stockholder Representative. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-3 filed February 22, 2012.)

3.2	Reserved.

3.3	Reserved.

3.4	Reserved.

3.5	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 27, 2011.)

4.1	Reserved.

4.2	Form of Certificate for the Company’s Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

4.3	Reserved.

4.4	Reserved.

4.5	Reserved.

4.6	First Amended and Restated Rights Agreement, dated as of November 2, 2005, between CryoLife, Inc. and American Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 3, 2005.)

10.1	Reserved.

10.2+	Credit Agreement by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, letter of credit issuer, and agent for all lenders, and GE Capital Markets, Inc. as sole lead arranger and bookrunner. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)

Exhibit Number	Description
10.2(a)	First Amendment, dated May 7, 2009, to the Credit Agreement by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, letter of credit issuer, and agent for all lenders, and GE Capital Markets, Inc. as sole lead arranger and bookrunner. (Incorporated herein by reference to Exhibit 10.9(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.)

10.2(b)+	Second Amendment, dated November 9, 2009, to the Credit Agreement by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, letter of credit issuer, and agent for all lenders, and GE Capital Markets, Inc. as sole lead arranger and bookrunner. (Incorporated herein by reference to Exhibit 10.9(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.)

10.2(c)+	Third Amendment, dated January 12, 2010, to the Credit Agreement by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, letter of credit issuer, and agent for all lenders, and GE Capital Markets, Inc., as sole lead arranger and bookrunner. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.2(d)	Fourth Amendment, dated May 28, 2010, to the Credit Agreement by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, letter of credit issuer, and agent for all lenders, and GE Capital Markets, Inc., as sole lead arranger and bookrunner. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.2(e)	Fifth Amendment, dated March 2, 2011, to the Credit Agreement by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, letter of credit issuer, and agent for all lenders, and GE Capital Markets, Inc., as sole lead arranger and bookrunner. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.2(f)	Sixth Amendment, dated June 30, 2011, to the Credit Agreement by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, letter of credit issuer, and agent for all lenders, and GE Capital Markets, Inc., as sole lead arranger and bookrunner. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

10.2(g)	Seventh Amendment, dated August 30, 2011, to the Credit Agreement by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, letter of credit issuer, and agent for all lenders, and GE Capital Markets, Inc., as sole lead arranger and bookrunner. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.2(h)+	Amended and Restated Credit Agreement, dated October 28, 2011, to the Credit Agreement by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, swingline lender, as letter of credit issuer, and as the agent for all lenders, and GE Capital Markets, Inc., as sole lead arranger and bookrunner. (Incorporated herein by reference to Exhibit 10.2(h) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.)

10.2(i)	First Amendment, dated August 20, 2012, to the Amended and Restated Credit Agreement, dated October 28, 2011, by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, swingline lender, as letter of credit issuer, and as the agent for all lenders, and GE Capital Markets, Inc., as sole lead arranger and bookrunner. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.3	CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.3(a)	First Amendment, dated July 24, 2012, to the CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.4	CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix 1 to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 1998.)

Exhibit Number	Description
10.5	Reserved.

10.6	Reserved.

10.7*	Form of 2012 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan.

10.7(a)	Form of Restricted Stock Award Agreement pursuant to the CryoLife, Inc. 2002 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 7, 2006.)

10.7(b)	Form of Restricted Stock Award Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.8	Form of Incentive Stock Option Grant Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.9*	Employment Agreement by and between the Company and Steven G. Anderson dated as of October 23, 2012.

10.9(a)*	Form of Change of Control Agreement (entered into with respect to Jeffrey W. Burris, David M. Fronk and Scott B. Capps).

10.9(b)*	Form of Change of Control Agreement (entered into with respect to D. Ashley Lee).

10.9(c)	Change of Control Agreement, by and between the Company and Gerald B. Seery, dated November 2, 2008. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 3, 2008.)

10.10	Form of Secrecy and Noncompete Agreement, by and between the Company and its Officers. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 33-56388).)

10.11	Form of Key Employee Secrecy and Noncompete Agreement, by and between the Company and its Officers and Key Employees (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.).

10.12(a)*	Summary of Salaries for Named Executive Officers.

10.12(b)	Reserved.

10.12(c)*	Release and Noncompete Agreement, by and between the Company and Gerald B. Seery.

10.13	Form of Non-Qualified Stock Option Grant Agreement under 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.14	Amended and Restated Technology Acquisition Agreement between the Company and Nicholas Kowanko, Ph.D., dated March 14, 1996. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

10.15	CryoLife, Inc. Non-Employee Directors Stock Option Plan, as amended. (Incorporated herein by reference to Appendix 2 to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 1998.)

10.16	Lease Agreement between the Company and Amli Land Development—I Limited Partnership, dated April 18, 1995. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.16(a)	First Amendment to Lease Agreement, dated April 18, 1995, between the Company and Amli Land Development—I Limited Partnership dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.16(b)	Restatement and Amendment to Funding Agreement between the Company and Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

Exhibit Number	Description
10.16(c)	Amended and Restated Lease Agreement between the Company and Amli Land Development – I Limited Partnership, dated May 10, 2010. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.17	CryoLife, Inc. 2008 Non-Employee Directors Omnibus Stock Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.17(a)	Form of Non-Employee Director Stock Grant Agreement pursuant to the CryoLife, Inc. 2008 Non-Employee Directors Omnibus Stock Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

10.18	Form of Restricted Stock Award Agreement and Grant pursuant to the CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.19	CryoLife, Inc. 2004 Employee Stock Incentive Plan, adopted on June 29, 2004. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.19(a)	First Amendment to the CryoLife, Inc. 2004 Employee Stock Incentive Plan, dated October 27, 2009. (Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.)

10.19(b)	Second Amendment to the CryoLife, Inc. 2004 Employee Stock Incentive Plan, dated May 24, 2011. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

10.20	Form of Incentive Stock Option Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2008.)

10.21	Form of Non-Qualified Employee Stock Option Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2008.)

10.22	Technology License Agreement between the Company and Colorado State University Research Foundation dated March 28, 1996. (Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.23	Form of Non-Qualified Employee Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

10.24	Form of Incentive Employee Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

10.25	Form of Section 16 Officer Stock Option Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2006.)

10.26	Form of Restricted Stock Award Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2006.)

10.27	Grant of Incentive Stock Option to D. Ashley Lee, dated May 4, 2006. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.27(a)	First Amendment to Award Agreement between CryoLife and D. Ashley Lee dated May 24, 2011, relating to a Stock Option Grant to D. Ashley Lee dated May 4, 2006. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

10.28	Form of Incentive Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.29	Form of Non-Qualified Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.30(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

Exhibit Number	Description
10.30	Form of Director Non-Qualified Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.30(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.31	Form of Non-Employee Directors Stock Option Agreement and Grant pursuant to the Amended and Restated Non-Employee Directors Stock Option Plan. (Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.32	Form of Incentive Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.33	Form of Non-Qualified Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.34	Form of Restricted Stock Award Agreement and Grant pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.35	Form of Non-Qualified Employee Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.36	Form of Grant of Non-Qualified Stock Option to Directors. (Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.37	Grant of Incentive Stock Option to Steven G. Anderson, dated May 4, 2006. (Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.38	International Distribution Agreement, dated September 17, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.39	CryoLife, Inc. 2004 Non-Employee Directors Stock Option Plan, as amended, adopted on June 29, 2004. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.40	Form of Directors Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2004 Non-Employee Directors Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

10.41	CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.42	Settlement and Release Agreement, dated August 2, 2002, by and between Colorado State University Research Foundation, the Company, and Dr. E. Christopher Orton. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.43	Settlement Agreement and Release, dated September 25, 2006, by and between CryoLife, Inc. and St. Paul Mercury Insurance Company. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.44*	Summary of Compensation Arrangements with Non-Employee Directors.

10.45	CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.46	Reserved.

10.47*	Form of 2011 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan.

10.48	Reserved.

10.49	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan entered into with each Named Executive Officer. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

Exhibit Number	Description
10.50+	Distribution Agreement between the Company and Starch Medical, Inc., dated September 28, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2012.)

10.50(a)+	First Amendment to the Distribution Agreement between the Company and Starch Medical, Inc., dated May 18, 2011. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2012.)

10.51+	License Agreement between the Company and Starch Medical, Inc., dated September 28, 2010. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 18, 2012.)

10.52	CryoLife, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.53	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.54	Form of Restricted Stock Award Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.55	First Amendment to Award Agreement between CryoLife and D. Ashley Lee dated May 24, 2011, relating to a Stock Option Grant to D. Ashley Lee dated February 21, 2006. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

10.56+	Loan and Security Agreement by and between ValveXchange, Inc., and CryoLife, Inc. dated July 6, 2011. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.56(a)	First Amendment to Loan and Security Agreement by and between ValveXchange, Inc., and CryoLife, Inc. dated September 6, 2011. (Incorporated herein by reference to Exhibit 10.56(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.)

10.56(b)	Second Amendment, dated July 18, 2012, to the Loan and Security Agreement by and between ValveXchange, Inc. and CryoLife, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.57	Form of Indemnification Agreement entered into with each of the Registrant’s directors, except Harvey Morgan, and its Executive Vice President, Chief Operating Officer and Chief Financial Officer. (Incorporated herein by reference to Exhibit 99.1 to the Form S-3/A filed by Registrant on January 4, 2005.)

10.58	Form of Indemnification Agreement entered into with Harvey Morgan. (Incorporated herein by reference to Exhibit 99.2 to the Form S-3 filed by Registrant on November 21, 2008.)

10.59	Form of Performance Share Agreement with Named Executive Officers. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2012.)

10.59(a)	First Amendment, dated July 23, 2012, to the 2012 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.60	Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed June 22, 2012.)

10.60(a)	First Amendment, dated July 24, 2012, to the Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.61	Waiver Agreement, dated May 14, 2012, by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, and General Electric Capital Corporation, as lender and administrative agent for all lenders, under the Amended and Restated Credit Agreement between the parties, dated October 28, 2011. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

10.62	Final Settlement Agreement, dated June 28, 2012, by and among CryoLife, Inc. and Medafor, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

Exhibit Number	Description
10.63	Settlement Agreement, dated June 14, 2012, by and among CryoLife, Inc. and CardioFocus, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

21.1*	Subsidiaries of CryoLife, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
+	The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

3. B. Executive Compensation Plans and Arrangements.

1.	Form of Restricted Stock Award Agreement pursuant to the CryoLife, Inc. 2002 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 7, 2006.)

2.	*Employment Agreement by and between the Company and Steven G. Anderson dated as of October 23, 2012.

3.	*Form of Change of Control Agreement (entered into with respect to Jeffrey W. Burris, David M. Fronk, and Scott B. Capps).

4.	*Form of Change of Control Agreement (entered into with respect to D. Ashley Lee).

5.	Change of Control Agreement, by and between the Company and Gerald B. Seery, dated November 2, 2008. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 3, 2008.)

6.	Form of Secrecy and Noncompete Agreement, by and between the Company and its Officers. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 33-56388).)

7.	Form of Key Employee Secrecy and Noncompete Agreement, by and between the Company and its Officers and Key Employees. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

8.	CryoLife, Inc. Non-Employee Directors Stock Option Plan, as amended. (Incorporated herein by reference to Appendix 2 to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 1998.)

9.	CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix 1 to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 1998.)

10.	CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

11.	CryoLife, Inc. 2004 Employee Stock Incentive Plan, adopted on June 29, 2004. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

12.	CryoLife, Inc. 2004 Non-Employee Directors Stock Option Plan, as amended, adopted on June 29, 2004. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

13.	CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

14.	Form of Directors Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2004 Non-Employee Directors Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

15.	Form of Non-Qualified Employee Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

16.	Form of Incentive Employee Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

17.	Form of Section 16 Officer Stock Option Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2006.)

18.	Form of Restricted Stock Award Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2006.)

19.	Grant of Incentive Stock Option to D. Ashley Lee, dated May 4, 2006. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

20.	First Amendment to Award Agreement between CryoLife and D. Ashley Lee dated May 24, 2011, relating to a Stock Option Grant to D. Ashley Lee dated May 4, 2006. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

21.	*Summary of Salaries for Named Executive Officers.

22.	Form of Incentive Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

23.	Form of Non-Qualified Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.30(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

24.	Form of Director Non-Qualified Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.30(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

25.	Form of Non-Employee Directors Stock Option Agreement and Grant pursuant to the Amended and Restated Non-Employee Directors Stock Option Plan. (Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

26.	Form of Incentive Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

27.	Form of Non-Qualified Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

28.	Form of Restricted Stock Award Agreement and Grant pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

29.	Form of Non-Qualified Employee Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

30.	Form of Grant of Non-Qualified Stock Option to Directors. (Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

31.	Grant of Incentive Stock Option to Steven G. Anderson, dated May 4, 2006. (Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

32.	*Form of 2011 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan.

33.	Form of Incentive Stock Option Grant Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

34.	Form of Non-Qualified Stock Option Grant Agreement under 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

35.	Form of Restricted Stock Award Agreement and Grant pursuant to the CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

36.	*Summary of Compensation Arrangements with Non-Employee Directors.

37.	Form of Restricted Stock Award Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

38.	CryoLife, Inc. 2008 Non-Employee Directors Omnibus Stock Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

39.	Form of Non-Employee Director Stock Grant Agreement pursuant to the CryoLife, Inc. 2008 Non-Employee Directors Omnibus Stock Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

40.	Form of Incentive Stock Option Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2008.)

41.	CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

42.	First Amendment to the CryoLife, Inc. 2004 Employee Stock Incentive Plan, dated October 27, 2009. (Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.)

43.	*Form of 2012 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan.

44.	First Amendment, dated July 24, 2012, to the CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

45.	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan entered into with each Named Executive Officer. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

46.	CryoLife, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

47.	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

48.	Form of Restricted Stock Award Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

49.	First Amendment to Award Agreement between CryoLife and D. Ashley Lee dated May 24, 2011, relating to a Stock Option Grant to D. Ashley Lee dated February 21, 2006. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

50.	*Release and Noncompete Agreement, by and between the Company and Gerald B. Seery.

51.	Second Amendment to the CryoLife, Inc. 2004 Employee Stock Incentive Plan, dated May 24, 2011. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

52.	Form of Non-Qualified Employee Stock Option Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2008.)

53.	Form of Indemnification Agreement entered into with each of the Registrant’s directors, except Harvey Morgan, and its Executive Vice President, Chief Operating Officer and Chief Financial Officer. (Incorporated herein by reference to Exhibit 99.1 to the Form S-3/A filed by Registrant on January 4, 2005.)

54.	Form of Indemnification Agreement entered into with Harvey Morgan. (Incorporated herein by reference to Exhibit 99.2 to the Form S-3 filed by Registrant on November 21, 2008.)

55.	Form of Performance Share Agreement with Named Executive Officers. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2012.)

56.	First Amendment, dated July 23, 2012, to the 2012 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

57.	Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed June 22, 2012.)

58.	First Amendment, dated July 24, 2012, to the Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYOLIFE, INC.

February 15, 2013	By:	/S/ STEVEN G. ANDERSON
Steven G. Anderson President, Chief Executive Officer, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN G. ANDERSON Steven G. Anderson	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	February 15, 2013

/S/ D. ASHLEY LEE D. Ashley Lee	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)	February 15, 2013

/S/ AMY D. HORTON Amy D. Horton	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2013

/S/ THOMAS F. ACKERMAN Thomas F. Ackerman	Director	February 15, 2013

/S/ JAMES S. BENSON James S. Benson	Director	February 15, 2013

/S/ DANIEL J. BEVEVINO Daniel J. Bevevino	Director	February 15, 2013

/S/ RONALD C. ELKINS, M.D. Ronald C. Elkins, M.D.	Director	February 15, 2013

/S/ RONALD D. MCCALL Ronald D. McCall	Director	February 15, 2013

/S/ HARVEY MORGAN Harvey Morgan	Director	February 15, 2013

/S/ JON W. SALVESON Jon W. Salveson	Director	February 15, 2013

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

On May 16, 2012 we completed the acquisition of 100% of the outstanding equity of Hemosphere, Inc. (“Hemosphere”), a privately held company. As permitted by SEC guidance, we excluded Hemosphere from management’s assessment of internal control over financial reporting as of December 31, 2012. Hemosphere’s revenues constituted approximately 2% of CryoLife’s total revenues for the year ended December 31, 2012. Hemosphere will be included in management’s assessment of the internal control over financial reporting as of December 31, 2013.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

CryoLife management assessed the effectiveness of CryoLife’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2012, the company’s internal control over financial reporting was effective based on those criteria.

CryoLife’s independent registered public accounting firm, Deloitte and Touche, LLP, has issued an audit report on the effectiveness of CryoLife’s internal control over financial reporting as of December 31, 2012.

CryoLife, Inc.

February 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CryoLife, Inc.

Kennesaw, Georgia

We have audited the internal control over financial reporting of CryoLife, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting under Sarbanes-Oxley Section 404, management excluded from its assessment the internal control over financial reporting at Hemosphere, which was acquired on May 16, 2012 and whose financial statements constitute 2% of total revenues of the consolidated financial statement amounts for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Hemosphere. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Sarbanes-Oxley Section 404. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 15, 2013 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CryoLife, Inc.

Kennesaw, Georgia

We have audited the accompanying consolidated balance sheets of CryoLife, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CryoLife, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 15, 2013

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$13,009	$21,705
Restricted securities	323	312
Receivables:
Trade accounts, net	15,941	15,767
Other	579	1,738

Total receivables	16,520	17,505
Deferred preservation costs	27,954	29,039
Inventories	10,557	7,320
Deferred income taxes	6,100	5,247
Prepaid expenses and other	3,040	2,742

Total current assets	77,503	83,870

Property and equipment:
Equipment and software	24,007	21,664
Furniture and fixtures	4,339	4,163
Leasehold improvements	29,440	29,348

Total property and equipment	57,786	55,175
Less accumulated depreciation and amortization	46,119	42,867

Net property and equipment	11,667	12,308
Other assets:
Investment in equity securities	5,908	6,248
Restricted cash and securities	5,000	5,000
Goodwill	11,365	4,220
Patents, less accumulated amortization of $2,530 in 2012 and $2,871 in 2011	2,114	2,739
Trademarks and other intangibles, less accumulated amortization of $2,886 in 2012 and $1,300 in 2011	21,968	17,656
Notes receivable	2,000	—
Deferred income taxes	16,564	13,265
Other	3,067	2,558

Total assets	$157,156	$147,864

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,775	$4,370
Accrued compensation	5,055	3,946
Accrued procurement fees	4,762	3,982
Accrued expenses	4,205	5,131
Deferred income	1,401	1,890
Other	2,232	2,138

Total current liabilities	21,430	21,457

Contingent consideration liability	1,912	—
Other	5,702	4,869

Total liabilities	29,044	26,326

Commitments and contingencies
Shareholders’ equity:
Preferred stock $0.01 par value per share, 5,000 shares authorized, no shares issued:
Series A Junior Participating Preferred Stock, 2,000 shares authorized, no shares issued	—	—
Convertible preferred stock, 460 shares authorized, no shares issued	—	—
Common stock $0.01 par value per share, 75,000 shares authorized, 27,486 shares issued in 2012 and 30,067 shares issued in 2011	275	301
Additional paid-in capital	122,414	135,003
Retained earnings (deficit)	5,536	(1,037)
Accumulated other comprehensive loss	(39)	(6)
Treasury stock at cost, 14 shares in 2012 and 2,265 shares in 2011	(74)	(12,723)

Total shareholders’ equity	128,112	121,538

Total liabilities and shareholders’ equity	$157,156	$147,864

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Preservation services	$63,603	$59,793	$59,724
Products	67,496	59,387	56,370
Other	619	446	551

Total revenues	131,718	119,626	116,645

Cost of preservation services and products:
Preservation services	35,320	34,340	35,868
Products	11,380	9,442	12,409

Total cost of preservation services and products	46,700	43,782	48,277

Gross margin	85,018	75,844	68,368

Operating expenses:
General, administrative, and marketing	65,149	57,302	49,064
Research and development	7,257	6,899	5,923
Acquired in-process research and development	—	—	3,513

Total operating expenses	72,406	64,201	58,500

Operating income	12,612	11,643	9,868

Interest expense	179	142	180
Interest income	(6)	(14)	(23)
Gain on valuation of derivative	—	—	(1,345)
Other than temporary investment impairment	340	—	3,638
Other expense, net	47	49	141

Income before income taxes	12,052	11,466	7,277
Income tax expense	4,106	4,095	3,333

Net income	$7,946	$7,371	$3,944

Income per common share:
Basic	$0.29	$0.26	$0.14

Diluted	$0.28	$0.26	$0.14

Dividends declared per share	$0.050	$—	$—
Weighted-average common shares outstanding:
Basic	26,967	27,441	27,987
Diluted	27,411	27,759	28,274
Net income	$7,946	$7,371	$3,944
Other comprehensive (loss) income	(33)	26	6

Comprehensive income	$7,913	$7,397	$3,950

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net cash flows from operating activities:
Net income	$7,946	$7,371	$3,944
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,633	4,960	3,937
Non-cash compensation	3,162	2,790	2,621
Deferred income taxes	1,227	1,767	(1,509)
Excess tax shortfall (benefit) from stock based compensation	143	445	(1,275)
Write-down of deferred preservation costs and inventories	288	270	2,093
Write-down of intangible asset	327	255	921
Other than temporary investment impairment	340	—	3,638
Acquired in-process research and development expense	—	—	3,513
Gain on valuation of derivative	—	—	(1,345)
Other non-cash adjustments to income	213	67	185
Changes in operating assets and liabilities:
Receivables	1,363	(2,230)	179
Deferred preservation costs and inventories	(1,598)	2,445	3,098
Prepaid expenses and other assets	(583)	(617)	(1,539)
Accounts payable, accrued expenses, and other liabilities	529	(772)	2,376

Net cash flows provided by operating activities	18,990	16,751	20,837

Net cash flows from investing activities:
Acquisition of Hemosphere, net of cash acquired	(17,040)	—	—
Acquisition of Cardiogenesis, net of cash acquired	—	(21,062)	—
Acquisition of PerClot intangible assets	—	—	(5,411)
Advances under notes receivable	(2,000)	—	—
Capital expenditures	(3,070)	(2,538)	(2,121)
Purchases of restricted securities and investments	—	(3,569)	(2,705)
Other	(810)	(547)	(497)

Net cash flows used in investing activities	(22,920)	(27,716)	(10,734)

Net cash flows from financing activities:
Cash dividends paid	(1,373)	—	—
Proceeds from financing insurance policies	—	—	1,179
Principal payments on capital leases and short-term notes payable	—	(31)	(1,537)
Proceeds from exercise of stock options and issuance of common stock	330	694	239
Repurchases of common stock	(3,529)	(3,064)	(5,877)
Excess tax (shortfall) benefit from stock based compensation	(143)	(445)	1,275

Net cash flows used in financing activities	(4,715)	(2,846)	(4,721)

(Decrease) increase in cash and cash equivalents	(8,645)	(13,811)	5,382

Effect of exchange rate changes on cash	(51)	19	(6)
Cash and cash equivalents, beginning of year	21,705	35,497	30,121

Cash and cash equivalents, end of year	$13,009	$21,705	$35,497

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional		Accumulated Other			Total
	Common		Paid In	Retained	Comprehensive	Treasury		Shareholders’
	Stock		Capital	(Deficit) Earnings	Income (Loss)	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2009	29,475	$295	$128,427	$(12,352)	$(38)	(1,000)	$(5,886)	$110,446

Net income	—	—	—	3,944	—	—	—	3,944
Other comprehensive income	—	—	—	—	6	—	—	6

Comprehensive income								3,950

Equity compensation	219	2	2,918	—	—	(18)	(117)	2,803
Exercise of options	4	—	18	—	—	—	—	18
Employee stock purchase plan	43	1	220	—	—	—	—	221
Excess tax benefit	—	—	1,275	—	—	—	—	1,275
Repurchase of common stock	—	—	—	—	—	(1,031)	(5,760)	(5,760)
Stock issued for SMI transaction	209	2	987	—	—	—	—	989

Balance at December 31, 2010	29,950	$300	$133,845	$(8,408)	$(32)	(2,049)	$(11,763)	$113,942

Net income	—	—	—	7,371	—	—	—	7,371
Other comprehensive income	—	—	—	—	26	—	—	26

Comprehensive income								7,397

Equity compensation	(31)	—	937	—	—	360	2,077	3,014
Exercise of options	84	1	380	—	—	37	27	408
Employee stock purchase plan	64	—	286	—	—	—	—	286
Excess tax shortfall	—	—	(445)	—	—	—	—	(445)
Repurchase of common stock	—	—	—	—	—	(613)	(3,064)	(3,064)

Balance at December 31, 2011	30,067	$301	$135,003	$(1,037)	$(6)	(2,265)	$(12,723)	$121,538

Net income	—	—	—	7,946	—	—	—	7,946
Other comprehensive loss	—	—	—	—	(33)	—	—	(33)

Comprehensive income								7,913

Cash dividends paid ($0.050 per share)	—	—	—	(1,373)	—	—	—	(1,373)
Equity compensation	26	—	2,344	—	—	229	1,032	3,376
Exercise of options	8	—	37	—	—	—	—	37
Employee stock purchase plan	72	1	292	—	—	—	—	293
Excess tax shortfall	—	—	(143)	—	—	—	—	(143)
Repurchase of common stock	—	—	—	—	—	(665)	(3,529)	(3,529)
Shares retired	(2,687)	(27)	(15,119)	—	—	2,687	15,146	—

Balance at December 31, 2012	27,486	$275	$122,414	$5,536	$(39)	(14)	$(74)	$128,112

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”) preserves and distributes human tissues for transplantation and develops, manufactures, and commercializes medical devices for cardiac and vascular applications. The cardiac and vascular human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch tissue (“CryoPatch SG”), both processed using CryoLife’s proprietary SynerGraft® technology. CryoLife’s surgical sealants and hemostats include BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), and PerClot®, an absorbable powdered hemostat, which the Company distributes for Starch Medical, Inc. (“SMI”) in the European Community and other select international markets. CryoLife’s subsidiary, Cardiogenesis Corporation (“Cardiogenesis”), specializes in the treatment of coronary artery disease using a laser console system and single use, fiber-optic handpieces to treat patients with severe angina. CryoLife and its subsidiary, Hemosphere, Inc. (“Hemosphere”), market the Hemodialysis Reliable Outflow Graft (“HeRO® Graft”), which is a solution for end-stage renal disease (“ESRD”) in certain hemodialysis patients.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Translation of Foreign Currencies

The Company’s revenues and expenses transacted in foreign currencies are translated as they occur at exchange rates in effect at the time of each transaction. Realized gains and losses on foreign currency transactions are recorded as a component of other (income) expense, net on the Company’s Consolidated Statement of Operations and Comprehensive Income. Assets and liabilities of the Company denominated in foreign currencies are translated at the exchange rate in effect as of the balance sheet date and are recorded as a separate component of accumulated other comprehensive income (loss) in the shareholders’ equity section of the Company’s Consolidated Balance Sheets.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates and assumptions are used when accounting for investments, allowance for doubtful accounts, deferred preservation costs, acquired assets or businesses, long-lived tangible and intangible assets, deferred income taxes, commitments and contingencies (including tissue processing and product liability claims, claims incurred but not reported, and amounts recoverable from insurance companies), stock based compensation, certain accrued liabilities (including accrued procurement fees, income taxes, and financial instruments), and other items as appropriate.

Revenue Recognition

The Company recognizes revenues for preservation services when services are completed and tissue is shipped to the customer. Revenues for products, including: BioGlue, BioFoam, PerClot, HemoStase, revascularization technologies handpieces and accessories, HeRO Grafts, and other medical devices, are recognized at the time the product is shipped, at which time title passes to the customer, and there are no further performance obligations. Revenues from research grants are recognized in the period the associated costs are incurred. Revenues from upfront licensing agreements are recognized ratably over the period the Company expects to fulfill its obligations.

Revenues from the sale of laser consoles are considered multiple element arrangements, and such revenues are allocated to the elements of the sale. The Company allocates revenues based primarily on the revenue these individual elements would generate if sold separately. Revenues from domestic laser consoles sales are recognized when the laser is installed at a customer site and all materials for the laser console’s use are delivered. Revenues from the sales of laser consoles to international distributors are evaluated individually based on the terms of the sale and collectability to determine when revenue has been earned and can be recognized.

Shipping and Handling Charges

Fees charged to customers for shipping and handling of tissues and products are included in preservation services revenues and product revenues, respectively. The costs for shipping and handling of tissues and products are included as a component of cost of preservation services and cost of products, respectively.

Advertising Costs

The costs to develop, produce, and communicate the Company’s advertising are expensed as incurred and are classified as general, administrative, and marketing expenses. The Company records the cost to print or copy certain sales materials as a prepaid expense and amortizes these costs as an advertising expense over the period they are expected to be used, typically six months to one year. The total amount of advertising expense included in the Company’s Consolidated Statements of Operations and Comprehensive Income was $1.5 million, $948,000, and $846,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Stock-Based Compensation

The Company has stock option and stock incentive plans for employees and non-employee Directors that provide for grants of restricted stock awards (“RSA“s), restricted stock units (“RSU“s), performance stock units (“PSU“s), and options to purchase shares of CryoLife common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company also maintains a shareholder approved Employee Stock Purchase Plan (the “ESPP”) for the benefit of its employees. The ESPP allows eligible employees the right to purchase common stock on a regular basis at the lower of 85% of the market price at the beginning or end of each offering period. The stock options, RSAs, RSUs, and PSU’s granted by the Company typically vest over a one to three-year period. The stock options granted by the Company typically expire within seven years of the grant date.

The Company values its RSAs, RSUs, and PSUs based on the stock price on the date of grant. The Company expenses the related compensation cost of RSAs and RSUs using the straight-line method over the vesting period. The Company similarly expenses the related compensation cost of PSUs based on the number of shares expected to be issued if achievement of the performance component is probable. The amount of compensation costs expensed related to PSUs is adjusted as needed if the Company deems that achievement of the performance component is no longer probable, or if the Company’s expectation of the number of shares to be issued changes. The Company uses a Black-Scholes model to value its stock option grants and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of the Company’s ESPP options is also determined using a Black-Scholes model and is expensed over the vesting period. The period expense is then determined based on this valuation and, at that time, an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the recent historical experience of the Company and is adjusted to reflect actual forfeitures at each vesting date.

The fair value of stock options and ESPP options is determined on the grant date using assumptions for the expected term, volatility, dividend yield, and the risk-free interest rate. The expected term is primarily based on the contractual term of the option and Company data related to historic exercise and post-vesting forfeiture patterns, which is adjusted based on management’s expectations of future results. The expected term is determined separately for options issued to the Company’s directors and to employees. The Company’s anticipated volatility level is primarily based on the historic volatility of the Company’s common stock, adjusted to remove the effects of certain periods of unusual volatility not expected to recur, and adjusted based on management’s expectations of future volatility, for the life of the option or option group. The Company’s model includes a zero dividend yield assumption in all periods, as the Company has not issued stock options subsequent to its initiation of a quarterly dividend in the third quarter of 2012. The risk-free interest rate is based on recent U.S. Treasury note auction results with a similar life to that of the option. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.

Income Per Common Share

Income per common share is computed using the two class method which requires the Company to include unvested RSAs that contain non-forfeitable rights to dividends (whether paid or unpaid) as participating securities in the income per common share calculation.

Under the two class method, net income is allocated to the weighted-average number of common shares outstanding during the period and the weighted-average participating securities outstanding during the period. The portion of net income that is allocated to the participating securities is excluded from basic and dilutive net income per common share. Diluted net income per share is computed using the weighted-average number of common shares outstanding plus the dilutive effects of outstanding stock options and awards and other dilutive instruments as appropriate.

Dividends

During 2012 the Company announced that its Board of Directors had approved the initiation of a quarterly cash dividend of $0.025 per share of common stock outstanding. The Company currently anticipates paying the quarterly dividends in March, June, September, and December of each year from cash on hand and will record the dividend payment as a reduction to retained earnings on the Company’s Consolidated Balance Sheet.

Financial Instruments

The Company’s financial instruments include cash equivalents, marketable securities, restricted securities, accounts receivable, notes receivable, accounts payable, and contingent consideration. The Company typically values financial assets and liabilities such as receivables, accounts payable, and debt obligations at their carrying values, which approximate fair value due to their generally short-term duration.

Fair Value Measurements

The Company records certain financial instruments at fair value, including: cash equivalents, certain marketable securities, certain restricted securities, contingent consideration, and derivative instruments. The Company may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis; although as of December 31, 2012 the Company has not chosen to make any such elections. Fair value financial instruments are recorded in accordance with the fair value measurement framework.

The Company also measures certain non-financial assets at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as cost method investments, long-lived assets, and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations. The Company uses the fair value measurement framework to value these assets and reports these fair values in the periods in which they are recorded or written down.

The fair value measurement framework includes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels. These levels from highest to lowest priority are as follows:

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

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include: estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist it in determining fair value, as appropriate.

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

The Company’s cash equivalents include advance funding received under the U.S. Congress Defense Appropriations Conference Reports in 2005 through 2008, collectively the (“DOD Grants”), for the continued development of protein hydrogel technology. The advance funding is accounted for as deferred income on the Company’s Consolidated Balance Sheets. Such revenue is recognized as expenses are incurred related to these grants. As of December 31, 2012 and 2011 $668,000 and $1.2 million, respectively, of cash equivalents were related to these grants. These funds must be used for the specified purposes or repaid to the U.S. Department of Defense (“DOD”). The Company currently plans to discontinue its BioFoam U.S. clinical trial and, after the cessation of the U.S. clinical trial, any remaining unspent funds will be returned to the DOD.

Cash Flow Supplemental Disclosures

Supplemental disclosures of cash flow information for the years ended December 31 (in thousands):

	2012	2011	2010
Cash paid during the year for:
Interest	$22	$89	$143
Income taxes	1,263	3,564	2,502
Non-cash investing and financing activities
Issuance of common stock for acquisition of PerClot intangible assets	$—	$—	$989
Initial value of derivative issued	—	—	620

Marketable Securities and Other Investments

The Company typically invests its excess cash for short-term periods in large, well-capitalized financial institutions, and the Company’s policy excludes investment in any securities rated less than “investment-grade” by national rating services, unless specifically approved by the Board of Directors. The Company sometimes makes longer term strategic investments in medical device companies, and these investments must be approved by the Board of Directors.

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

Under the fair value method, the Company adjusts each investment to its market price and records the unrealized gains or losses in other (income) expense, net for trading securities, or accumulated other comprehensive income (loss), for available-for-sale securities. Interest, dividends, realized gains and losses, and declines in value judged to be other than temporary are included in other (income) expense, net.

Under the cost method, each investment is recorded at cost. Subsequent dividends received are recognized as income, and the investment is reviewed for impairment if factors indicate that a decrease in the value of the investment has occurred.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily from hospitals and distributors that either use or distribute the Company’s tissues and products. The Company assesses the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer, as well as increased risks related to international customers and large distributors. The accounts receivable balances were reported net of allowance for doubtful accounts of $528,000 and $412,000 as of December 31, 2012 and 2011, respectively.

Deferred Preservation Costs

By federal law, human tissues cannot be bought or sold, therefore, the tissues the Company preserves are not held as inventory. The costs the Company incurs to procure and process cardiac and vascular tissues are instead accumulated and deferred. Deferred preservation costs are stated at the lower of cost or market value on a first-in, first-out basis and are deferred until revenue is recognized. Upon shipment of the tissue to an implanting facility, revenue is recognized and the related deferred preservation costs are expensed as cost of preservation services. Cost of preservation services also includes, as applicable, lower of cost or market write-downs and impairments for tissues not deemed to be recoverable, and includes, as incurred, idle facility expense, excessive spoilage, extra freight, and rehandling costs.

The calculation of deferred preservation costs involves judgment and complexity and uses the same principles as inventory costing. Donated human tissue is procured from deceased human donors by tissue banks and organ procurement organizations (“OTPOs”), which consign the tissue to the Company for processing, preservation, and distribution. Deferred preservation costs consist primarily of the procurement fees charged by the OTPOs, direct labor and materials (including salary and fringe benefits, laboratory supplies and expenses, and freight-in charges), and indirect costs (including allocations of costs from support departments and facility allocations). Fixed production overhead costs are allocated based on actual tissue processing levels, to the extent that they are within the range of the facility’s normal capacity.

Total deferred preservation costs are then allocated among tissues processed during the period based on cost drivers, such as the number of donors or number of tissues processed. At each balance sheet date, a portion of the deferred preservation costs relates to tissues currently in active processing or held in quarantine pending release to implantable status. The Company applies a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. Management estimates quarantine yields based on its experience and reevaluates these estimates periodically. Actual yields could differ significantly from the Company’s estimates, which could result in a change in tissues available for shipment, and could increase or decrease the balance of deferred preservation costs. These changes could result in additional cost of preservation services expense or could increase per tissue preservation costs, which would impact gross margins on tissues preservation services in future periods.

The Company regularly evaluates its deferred preservation costs to determine if the costs are appropriately recorded at the lower of cost or market value. The Company also evaluates its deferred preservation costs for costs not deemed to be recoverable, including tissues not expected to ship prior to the expiration date of their packaging. Lower of cost or market value write-downs are recorded if the tissue processing costs incurred exceed the estimated market value of the tissue services, based on recent average service fees at the time of the evaluation. Impairment write-downs are recorded based on the book value of tissues deemed to be impaired. Actual results may differ from these estimates. Write-downs of deferred preservation costs are expensed as cost of preservation services, and these write-downs are permanent impairments that create a new cost basis, which cannot be restored to its previous levels if the Company’s estimates change.

The Company recorded write-downs to its deferred preservation costs totaling $195,000, $270,000, and $187,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out basis and the costs are recognized as cost of products upon shipment of the product. Inventories are comprised of BioGlue; BioFoam; PerClot; revascularization technologies lasers, handpieces, and accessories; HeRO Grafts; other medical devices; supplies; and raw materials. Cost of products also includes, as incurred, idle facility expense, excessive spoilage, extra freight, and rehandling costs.

Inventory costs for manufactured products consist primarily of direct labor and materials (including salary and fringe benefits, raw materials, and supplies) and indirect costs (including allocations of costs from departments that support manufacturing activities and facility allocations). The allocation of fixed production overhead costs is based on actual production levels, to the extent that they are within the range of the facility’s normal capacity. Inventory costs for products purchased for resale or contract manufactured consist primarily of the purchase cost, freight-in charges, and indirect costs as appropriate.

The Company regularly evaluates its inventory to determine if the costs are appropriately recorded at the lower of cost or market value. The Company also evaluates its inventory for costs not deemed to be recoverable, including inventory not expected to ship prior to its expiration. Lower of cost or market value write-downs are recorded if the book value exceeds the estimated market value of the inventory, based on recent sales prices at the time of the evaluation. Impairment write-downs are recorded based on the book value of inventory deemed to be impaired. Actual results may differ from these estimates. Write-downs of inventory are expensed as cost of products, and these write-downs are permanent impairments that create a new cost basis, which cannot be restored to its previous levels if the Company’s estimates change.

The Company recorded write-downs to its inventory totaling $77,000, zero, and $1.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. The 2010 amount was primarily due to a $1.6 million write-down of HemoStase inventory as discussed in Note 8.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets, generally three to ten years, on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the remaining lease term at the time the assets are capitalized or the estimated useful lives of the assets, whichever is shorter.

Depreciation expense for the years ended December 31 is as follows (in thousands):

	2012	2011	2010
Depreciation expense	$3,662	$3,590	$3,366

Goodwill and Other Intangible Assets

The Company’s intangible assets consist of goodwill, patents, trademarks, and other intangible assets, as discussed in Note 10. These assets include intangible assets from the acquisition of Hemosphere, as discussed in Note 4, assets acquired from Cardiogenesis, as discussed in Note 6, and PerClot assets acquired from SMI, as discussed in Note 7.

The Company amortizes its definite lived intangible assets over their expected useful lives using the straight-line method, which the Company believes approximates the period of economic benefits of the related assets. The Company’s indefinite lived intangible assets do not amortize, but are instead subject to periodic impairment testing as discussed in “Impairments of Long-Lived Assets and Non-Amortizing Intangible Assets” below.

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

If CryoLife determines that an impairment review is necessary, the Company will evaluate its assets or asset groups by comparing their carrying values to the sum of the undiscounted future cash flows expected to result from their use and eventual disposition. If the carrying values exceed the future cash flows, then the asset or asset group is considered impaired, and the Company will write down the value of the asset or asset group. For the years ended December 31, 2012, 2011, and 2010 the Company did not experience any factors that indicated that an impairment review of its long-lived assets was warranted.

CryoLife evaluates its goodwill and other non-amortizing intangible assets for impairment on an annual basis as of October 31 and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of October 31, 2012 the Company’s non-amortizing intangible assets consisted of goodwill, acquired procurement contracts and agreements, trademarks, and other acquired technology. The Company performed an analysis of its non-amortizing intangible assets as of October 31, 2012 and 2011, and determined that the fair value of the assets and the fair value of the reporting unit exceeded their associated carrying values and were, therefore, not impaired. Management will continue to evaluate the recoverability of these non-amortizing intangible assets.

Accrued Procurement Fees

Donated tissue is procured from deceased human donors by OTPOs, which consign the tissue to the Company for processing, preservation, and distribution. The Company reimburses the OTPOs for their costs to recover the tissue and passes these costs on to the customer when the tissue is shipped and the performance of the service is complete. The Company accrues estimated procurement fees due to the OTPOs at the time tissues are received based on contractual agreements between the Company and the OTPOs.

Leases

The Company has operating lease obligations resulting from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional manufacturing, office, and warehouse space, leases on Company vehicles, and leases on a variety of office equipment as discussed in Note 13. Certain of the Company’s leases contain escalation clauses, rent concessions, and renewal options for additional periods. Rent expense is computed on the straight-line method over the lease term.

Liability Claims

In the normal course of business, the Company is made aware of adverse events involving its tissues and products. Any adverse event could ultimately give rise to a lawsuit against the Company. In addition, tissue processing and product liability claims may be asserted against the Company in the future based on events it is not aware of at the present time. The Company maintains claims-made insurance policies to mitigate its financial exposure to tissue processing and product liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. Any punitive damage components of claims are uninsured.

The Company engages external advisors to assist it in estimating its liability and any related recoverable under the Company’s insurance policies as of each balance sheet date. The Company uses a frequency-severity approach to estimate its unreported tissue processing and product liability claims, whereby, projected losses are calculated by multiplying the estimated number of claims by the estimated average cost per claim. The estimated claims are determined based on the reported claim development method and the Bornhuetter-Ferguson method using a blend of the Company’s historical claim experience and industry data. The estimated cost per claim is calculated using a lognormal claims model blending the Company’s historical average cost per claim with industry claims data. The Company uses a number of assumptions in order to estimate the unreported loss liability including: the future claim reporting time lag, the frequency of reported claims, the average cost per claim, and the maximum liability per claim. The Company believes that the assumptions it uses provide a reasonable basis for its calculation. However, the accuracy of the estimates is limited by the general uncertainty that exists for any estimate of future activity due to uncertainties surrounding the assumptions used and due to Company specific conditions and the scarcity of industry data directly relevant to the Company’s business activities. Due to these factors, actual results may differ significantly from the assumptions used and amounts accrued.

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

Legal Contingencies

The Company accrues losses from a legal contingency when the loss is both probable and reasonably estimable. The accuracy of the Company’s estimates of losses for legal contingencies is limited by uncertainties surrounding litigation. Therefore, actual results may differ significantly from the amounts accrued, if any. The Company accrues for legal contingencies as a component of accrued expenses and other long-term liabilities. Gains from legal contingencies are recorded when the contingency is resolved.

Legal Fees

The Company expenses the costs of legal services, including legal services related to tissue processing and product liability claims and legal contingencies, as they are incurred. Reimbursement of legal fees by an insurance company or other third-party is recorded as a reduction to legal expense.

Uncertain Tax Positions

The Company periodically assesses its uncertain tax positions and recognizes tax benefits if they are “more-likely-than-not” to be upheld upon review by the appropriate taxing authority. The Company measures the tax benefit by determining the maximum amount that has a “greater than 50 percent likelihood” of ultimately being realized. The Company reverses previously accrued liabilities for uncertain tax positions when audits are concluded, statutes expire, administrative practices dictate that a liability is no longer warranted, or in other circumstances as deemed necessary. These assessments can be complex and the Company often obtains assistance from external advisors to make these assessments. The Company recognizes interest and penalties related to uncertain tax positions in other (income) expense, net on its Consolidated Statement of Operations and Comprehensive Income. See Note 11 for further discussion of the Company’s liabilities for uncertain tax positions.

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

Assessing the recoverability of deferred tax assets involves judgment and complexity. Estimates and judgments used in the determination of the need for a valuation allowance and in calculating the amount of a needed valuation allowance include, but are not limited to, the following:

•	Projected future operating results,

•	Anticipated future state tax apportionment,

•	Timing and amounts of anticipated future taxable income,

•	Timing of the anticipated reversal of book/tax temporary differences,

•	Evaluation of statutory limits regarding usage of certain tax assets, and

•	Evaluation of the statutory periods over which certain tax assets can be utilized.

Significant changes in the factors above, or other factors, could materially, adversely impact the Company’s ability to use its deferred tax assets. Such changes could have a material, adverse impact on the Company’s operations, financial condition, and cash flows. The Company will continue to assess the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its prior determination of the recoverability of its deferred tax assets.

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

The Company typically engages external advisors to assist it in determining the fair value of acquired asset groups or business combinations, using valuation methodologies such as: the excess earnings, the discounted cash flow, or the relief from royalty methods. The determination of fair value in accordance with the fair value measurement framework requires significant judgments and estimates, including, but not limited to: timing of product life cycles, estimates of future revenues, estimates of profitability for new or acquired products, cost estimates for new or changed manufacturing processes, estimates of the cost or timing of obtaining regulatory approvals, estimates of the success of competitive products, and discount rates. Management, in consultation with its advisor(s), makes these estimates based on its prior experiences and industry knowledge. Management believes that its estimates are reasonable, but actual results could differ significantly from the Company’s estimates. A significant change in management’s estimates used to value acquired asset groups or business combinations could result in future write-downs of tangible or intangible assets acquired by the Company and, therefore, could materially impact the Company’s financial position and profitability. If the value of the liabilities assumed by the Company, including contingent liabilities, is determined to be significantly different from the amounts previously recorded in purchase accounting, the Company may need to record additional expenses or write-downs in future periods, which could materially impact the Company’s financial position and profitability.

Derivative Instruments

The Company determines the fair value of its stand-alone and embedded derivative instruments at issuance and records any resulting asset or liability on the Company’s Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recognized in the line item change in valuation of derivative on the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

2. Financial Instruments

A summary of financial instruments measured at fair value as of December 31, 2012 and 2011 is as follows (in thousands):

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$1,319	$—	$1,319
Restricted securities:
Money market funds	—	323	—	323

Total assets	—	1,642	—	1,642

Long-term liabilities:
Contingent consideration	—	—	(1,912)	(1,912)

Total liabilities	—	—	(1,912)	(1,912)

Net assets (liabilities)	$—	$1,642	$(1,912)	$(270)

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$7,334	$—	$7,334
Restricted securities:
Money market funds	—	5,312	—	5,312

Total assets	$—	$12,646	$—	$12,646

The Company used prices quoted from its investment management companies to determine the Level 2 valuation of its investments in money market funds and securities. The Company recorded contingent consideration liability, classified as Level 3, as a result of its acquisition of Hemosphere in May 2012. Refer to Note 4 for further discussion of the Level 3 contingent consideration liability. Changes in fair value of Level 3 liabilities are listed below (in thousands):

Contingent Consideration
Balance as of December 31, 2011	$—
Discounted value of contingent consideration at acquisition	1,840
Loss on remeasurement of contingent consideration	72

Balance as of December 31, 2012	$1,912

3. Cash Equivalents and Restricted Cash and Securities

The following is a summary of cash equivalents and marketable securities (in thousands):

December 31, 2012	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$1,319	$—	$1,319
Restricted cash and securities:
Cash	5,000	—	5,000
Money market funds	323	—	323
December 31, 2011
Cash equivalents:
Money market funds	$7,334	$—	$7,334
Restricted securities:
Money market funds	5,312	—	5,312

As of December 31, 2012 and 2011 $323,000 and $312,000, respectively, of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating to international tax obligations. As of December 31, 2012 $5.0 million of the Company’s cash was designated as restricted cash and securities due to a financial covenant requirement under the Company’s credit agreement with General Electric Capital Corporation (“GE Capital”) as discussed in Note 12. As of December 31, 2011 $5.0 million of the Company’s money market funds were designated as restricted securities under the same covenant. This restriction lapses upon expiration of the credit agreement with GE Capital on October 28, 2014.

There were no gross realized gains or losses on cash equivalents or restricted securities for the years ended December 31, 2012, 2011, and 2010. At December 31, 2012 and 2011 $5.0 million of the Company’s restricted cash and securities had no maturity date. At December 31, 2012 and 2011 $323,000 and $312,000, respectively, of the Company’s restricted securities had a maturity date within three months.

4. Hemosphere Acquisition

Overview

On May 16, 2012 CryoLife completed its acquisition of 100% of the outstanding equity of Hemosphere, a privately held company, for $17.0 million in cash, an additional $3.2 million paid for cash acquired, and contingent consideration with a fair value estimated to be approximately $1.8 million at acquisition, for a total purchase price of approximately $22.0 million. CryoLife used cash on hand to fund the transaction and operates Hemosphere as a wholly owned subsidiary.

Hemosphere is the developer and marketer of the HeRO® Graft, a proprietary graft-based solution for ESRD hemodialysis patients with limited access options and central venous obstruction. CryoLife believes that the HeRO Graft will fit well into its product portfolio of medical devices for cardiac and vascular surgery and believes there is a significant opportunity for CryoLife’s sales team to leverage their strong relationships with vascular surgeons to introduce and to expand utilization of the HeRO Graft in the U.S.

Contingent Consideration

As of the acquisition date, CryoLife recorded a contingent consideration liability of $1.8 million in long-term liabilities on its Consolidated Balance Sheet, representing the estimated fair value of the contingent consideration expected to be paid to the former shareholders of Hemosphere upon the achievement of certain revenue-based milestones. The acquisition agreement provides for a maximum of $4.5 million in future consideration payments through December 2015 based on specified sales targets.

The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. The Company applied a risk-based estimate of the probability of achieving each scenario and then applied a cost of debt based discount rate of 8%. This fair value measurement is based on unobservable inputs, including management estimates and assumptions about future revenues, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 2. The Company will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in other (income) expense on the Company’s Consolidated Statement of Operations and Comprehensive Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of Company revenue estimates.

The Company recorded a loss of $72,000 for the year ended December 31, 2012 on the remeasurement of the contingent consideration liability. The balance of the contingent consideration liability was $1.9 million as of December 31, 2012.

Accounting for the Transaction

The Company has recorded an allocation of the $22.0 million purchase price to Hemosphere’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of May 16, 2012. Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is not deductible for tax purposes. Goodwill from this transaction has been allocated to the Company’s medical devices segment. The purchase price allocation as of December 31, 2012 is as follows (in thousands):

Opening
Balance Sheet
Cash and cash equivalents	$3,155
Receivables	653
Inventories	554
Intangible assets	5,790
Goodwill	7,145
Deferred tax assets, net	5,379
Other assets	331
Liabilities assumed	(972)

Total purchase price	$22,035

CryoLife incurred transaction and integration costs related to the acquisition of approximately $2.4 million for the year ended December 31, 2012. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on the Company’s Consolidated Statement of Operations and Comprehensive Income.

Pro Forma Results

Hemosphere’s revenues of $3.1 million from the date of acquisition through December 31, 2012 are included in the Consolidated Statement of Operations and Comprehensive Income. The Company’s selected unaudited pro forma results of operations for the year ended December 31, 2012 and 2011, assuming the Hemosphere acquisition had occurred as of January 1, 2011 are presented for comparative purposes below. These amounts are based on available information of the results of operations of Hemosphere prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2011. This unaudited pro forma information does not project operating results post acquisition. This pro forma information is as follows (in thousands, except per share amounts):

	Twelve Months Ended December 31,
	2012	2011
Total revenues	$133,722	$124,877
Net income	8,758	3,205
Pro forma income per common share—basic	$0.32	$0.11
Pro forma income per common share—diluted	$0.31	$0.11

Pro forma results for the year ended December 31, 2011 include the Company’s acquisition and integration related costs of approximately $2.4 million, on a pre-tax basis, and other costs as appropriate. Pro forma disclosures were calculated using a tax rate of approximately 34%.

5. ValveXchange Investment

Investment

In July 2011 the Company purchased approximately 2.4 million shares of Series A Preferred Stock of ValveXchange, Inc. (“ValveXchange”) for approximately $3.5 million. ValveXchange is a private medical device company that was spun off from Cleveland Clinic to develop a lifetime heart valve replacement technology platform featuring exchangeable bioprosthetic leaflets. The Company’s carrying value of this investment includes the purchase price and certain transaction costs and CryoLife’s investment represents an approximate 19% equity ownership in ValveXchange. As ValveXchange’s stock is not actively traded on any public stock exchange and as the Company’s investment is in preferred stock, the Company accounted for this investment using the cost method. The Company recorded its investment as a long-term asset, investment in equity securities, on the Company’s Consolidated Balance Sheets.

During the quarter ended September 30, 2012 the Company reviewed available information to determine if factors indicated that the Company should evaluate its investment in ValveXchange preferred stock for impairment. The Company determined that available information indicated that the Company should evaluate its investment in ValveXchange preferred stock for impairment. The Company used available information to analyze its investment for impairment, and the information indicated that the fair value of the investment was less than the carrying value. Therefore, based on this analysis, the Company believed that its investment in ValveXchange was impaired in the third quarter of 2012, and the impairment was other than temporary. As a result, the Company recorded an other non-operating expense of $340,000 to write down its investment in ValveXchange preferred stock.

During the quarter ended December 31, 2012 the Company determined that available information indicated that it should reevaluate its investment in ValveXchange preferred stock for impairment. Based on this updated analysis, the Company does not believe that its investment in ValveXchange was impaired further in the fourth quarter of 2012. If the Company subsequently determines that the value of its ValveXchange stock has been impaired, or if the Company decides to sell its ValveXchange Preferred Stock for less than the carrying value, the resulting impairment charge or realized loss on sale of the investment in ValveXchange could be material.

As of December 31, 2012 the carrying value of the Company’s 2.4 million shares of ValveXchange preferred stock was $3.2 million.

Loan Agreement

In July 2011 the Company entered into an agreement with ValveXchange to make available up to $2.0 million to ValveXchange in debt financing through a revolving credit facility (“ValveXchange Loan”). The ValveXchange Loan includes various affirmative and negative covenants, including financial covenant requirements, and expires on July 30, 2018, unless terminated earlier. Amounts loaned under the ValveXchange Loan earn interest at an 8% annual rate and are secured by substantially all of the tangible and intangible assets of ValveXchange. The Company incurred loan origination costs, net of fees charged to ValveXchange, of approximately $117,000, which will be expensed on a straight-line basis over the life of the loan facility. The Company advanced $1.0 million to ValveXchange under this loan in July 2012 and advanced the remaining $1.0 million in October 2012. The $2.0 million advance is recorded as long-term notes receivable on the Company’s Consolidated Balance Sheet as of December 31, 2012. The Company may decide to allow ValveXchange to issue shares in payment of some or all of the outstanding debt balance in connection with a currently proposed financing or a future round of financing.

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

The purchase price allocation as of December 31, 2011 was as follows (in thousands):

Opening Balance Sheet
Cash and cash equivalents	$650
Receivables	1,055
Inventory	852
Property and equipment	248
Intangible assets	11,900
Goodwill	4,220
Net deferred tax assets	5,002
Other assets	230
Liabilities assumed	(2,445)

Total purchase price	$21,712

CryoLife incurred approximately $3.0 million in transaction and integration costs related to the acquisition in the year ended December 31, 2011. The Company did not incur significant transaction or integration costs in 2012.

Pro Forma Results

Cardiogenesis’ revenues of $5.7 million from the date of acquisition are included in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2011. Selected unaudited pro forma results of operations for the years ended December 31, 2011, 2010, and 2009 assuming the Cardiogenesis acquisition had occurred as of January 1, 2009, are presented for comparative purposes below (in thousands):

	Twelve Months Ended December 31,
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

Accounting for the Settlement

As a result of the settlement described above, the Company recorded an additional loss of $3.6 million in general, administrative, and marketing expenses on its Consolidated Statement of Operations and Comprehensive Income in the second quarter of 2012 for a total of $4.1 million in legal settlement expenses for the year ended December 31, 2012. The Company paid the $4.5 million settlement payment to CardioFocus in July 2012 using cash on hand.

7. PerClot Technology Acquisition

Overview

On September 28, 2010 CryoLife entered into a worldwide distribution agreement (the “Distribution Agreement”) and a license and manufacturing agreement (the “License Agreement”) with SMI of San Jose, California for PerClot, a polysaccharide hemostatic agent used in surgery. PerClot is an absorbable powdered hemostat that has Conformité Européene Mark product certification designation allowing commercial distribution into the European Community and other markets. It is indicated for use in surgical procedures, including cardiac, vascular, orthopaedic, neurological, gynecological, ENT, and trauma surgery, as an adjunct hemostat when control of bleeding from capillary, venous, or arteriolar vessels by pressure, ligature, and other conventional means is either ineffective or impractical. Under the terms of the agreements, CryoLife received the worldwide rights to commercialize PerClot for all approved surgical indications and a license to manufacture the PerClot product, subject to certain exclusions. CryoLife also received an assignment of the PerClot trademark from SMI as part of the terms of the agreements.

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

8. Medafor Matters

Overview

CryoLife began distributing HemoStase in 2008 for Medafor, Inc. (“Medafor”) under an Exclusive Distribution Agreement (“EDA”). In November 2009 and in 2010 the Company executed stock purchase agreements to purchase a total of approximately 2.4 million shares of common stock in Medafor for $4.9 million. The Company’s carrying value of this investment included the purchase price and adjustments to record certain of the stock purchase agreements’ embedded derivative liabilities at the fair market value on the purchase date, as discussed further below. Medafor is a non-reporting company and its common stock is not actively traded on any public stock exchange, therefore, financial information for Medafor is not readily available. As their financial information is unavailable and as the Company does not exert significant influence over the operations of Medafor, the Company accounted for this investment using the cost method and recorded it as a long-term asset, investment in equity securities, on the Company’s Consolidated Balance Sheets.

HemoStase Inventory

Based on Medafor’s final termination of the EDA in late September 2010, the Company performed a review of its HemoStase inventory and determined that the carrying value was impaired. As a result CryoLife wrote down the value of this inventory in the third quarter of 2010. The amount of this write-down reflected management’s estimate based on information available at that time. The Company was able to sell more HemoStase than it originally estimated and that had previously been written down; therefore, cost of products in the first quarter of 2011 was favorably impacted by approximately $330,000. As of December 31, 2012 and 2011 the Company had zero in remaining value of HemoStase inventory on its Consolidated Balance Sheets.

Investment in Medafor Common Stock

During the year ended December 31, 2012 the Company reviewed available information and determined that no factors were present indicating that the Company should evaluate the carrying value of its investment in Medafor common stock for impairment. The carrying value of the Company’s 2.4 million shares of Medafor common stock was approximately $2.6 million as of both December 31, 2012 and 2011.

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

CryoLife performed a valuation of the Medafor Derivative using a Black-Scholes model to estimate the future value of the shares on the purchase date. Management’s assumptions as to the likelihood of a Triggering Event occurring coupled with the valuation of the Purchase Price Make-Whole Payment were then used to calculate the derivative liability. The fair value of the Medafor Derivative was initially recorded as an increase to the investment in equity securities and a corresponding derivative liability on the Company’s Consolidated Balance Sheets. The Medafor Derivative was revalued quarterly, and any change in the value of the derivative subsequent to the purchase date was recorded in the Company’s Consolidated Statements of Operations and Comprehensive Income.

During 2010 the Company’s estimate of the likelihood of a Triggering Event decreased significantly, as the Company withdrew its offer to purchase Medafor. As of December 31, 2012 and 2011 the Company believed that the likelihood of a Triggering Event was remote.

The value of the Medafor Derivative was zero as of both December 31, 2012 and 2011. The change in the value of the derivative recorded on the Consolidated Statements of Operations and Comprehensive Income was zero for the years ended December 31, 2012 and 2011 and a gain of $1.3 million for the year ended December 31, 2010.

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

On June 8, 2012 the parties agreed to a settlement of their litigation and entered into a further settlement agreement on June 25, 2012. Per the settlement, Medafor paid $3.5 million in cash to CryoLife in the third quarter of 2012. Pursuant to the terms of the settlement, all claims and counterclaims in the litigation were dismissed with prejudice, including Medafor’s counterclaim for payment of approximately $1.2 million for product purchased by CryoLife, which the amount had previously been recorded as a payable on CryoLife’s balance sheet. Each party also released the other from all claims and liabilities, except with respect to possible claims that Medafor may have against CryoLife regarding certain patent-related rights, which were not counterclaims filed by Medafor. CryoLife and Medafor agreed and acknowledged that each party would bear its own costs and expenses, including attorneys’ fees, incurred in or as a result of the litigation.

On June 29, 2012 the parties jointly filed stipulated dismissals with prejudice with the Georgia Court.

CryoLife received a letter from Medafor in September 2012 stating that PerClot, when introduced in the U.S., will, when used in accordance with the method published in CryoLife’s literature and with the instructions for use, infringe Medafor’s U.S. patent.

Accounting for the Settlement

As a result of the settlement described above, CryoLife recorded a gain of $4.7 million as a reduction in general, administrative, and marketing expenses on its Consolidated Statement of Operations and Comprehensive Income in the second quarter of 2012 and recorded a reduction in accounts payable of $1.2 million to write off a payable for previous inventory purchases, which was discharged pursuant to the settlement agreement.

9. Deferred Preservation Costs and Inventories

Deferred preservation costs at December 31, 2012 and 2011 are comprised of the following (in thousands):

	2012	2011
Cardiac tissues	$11,950	$12,656
Vascular tissues	16,004	16,383

Total deferred preservation costs	$27,954	$29,039

Inventories at December 31, 2012 and 2011 are comprised of the following (in thousands):

	2012	2011
Raw materials and supplies	$5,836	$4,759
Work-in-process	830	218
Finished goods	3,891	2,343

Total inventories	$10,557	$7,320

10. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of December 31, 2012 and 2011 the carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	2012	2011
Goodwill	$11,365	$4,220
Procurement contracts and agreements	2,013	2,013
Trademarks	870	847
Other	250	250

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

A roll-forward of the goodwill balances for the Company’s medical devices reportable segment is as follows (in thousands):

	2012	2011
Balance as of January 1,	$4,220	$—
Goodwill from Hemosphere acquisition	7,145	—
Goodwill from Cardiogenesis acquisition	—	4,220

Balance as of December 31,	$11,365	$4,220

Definite Lived Intangible Assets

As of December 31, 2012 and 2011 gross carrying values, accumulated amortization, and approximate amortization periods of the Company’s definite lived intangible assets are as follows (dollars in thousands):

	Gross Carrying	Accumulated	Amortization
December 31, 2012	Value	Amortization	Period
Acquired technology	$14,020	$1,538	11-16 Years
Patents	4,644	2,530	17 Years
Distribution and manufacturing rights and know-how	3,559	473	15 Years
Customer lists and relationships	3,370	330	13-17 Years
Non-compete agreement	381	229	10 Years
Other	198	123	1-3 Years

	Gross Carrying	Accumulated	Amortization
December 31, 2011	Value	Amortization	Period
Acquired technology	$9,230	$524	11 Years
Patents	5,610	2,871	17 Years
Distribution and manufacturing rights and know-how	3,559	231	15 Years
Customer lists and relationships	2,370	114	13 Years
Non-compete agreement	381	191	10 Years
Other	114	48	2-3 Years

Amortization Expense

Amortization expense recorded in general, administrative, and marketing expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31 is as follows (in thousands):

	2012	2011	2010
Amortization expense	$1,971	$1,370	$571

As of December 31, 2012 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	2013	2014	2015	2016	2017	Total
Amortization expense	$2,013	$1,960	$1,915	$1,905	$1,856	$9,649

11. Income Taxes

Income Tax Expense

Income before income taxes consists of the following (in thousands):

	2012	2011	2010
Domestic	$11,686	$11,238	$6,936
Foreign	366	228	341

Income before income taxes	$12,052	$11,466	$7,277

Income tax expense consists of the following (in thousands):

	2012	2011	2010
Current:
Federal	$2,778	$2,634	$4,415
State	180	103	255
Foreign	98	84	46

	3,056	2,821	4,716

Deferred:
Federal	1,274	1,087	(1,560)
State	(227)	183	158
Foreign	3	4	19

	1,050	1,274	(1,383)

Income tax expense	$4,106	$4,095	$3,333

The Company’s income tax expense in 2012, 2011, and 2010 included the Company’s federal, state, and foreign tax obligations. The Company’s effective income tax rate was approximately 34%, 36%, and 46% for the years ended December 31, 2012, 2011, and 2010, respectively. The Company’s income tax rate for the year ended December 31, 2012 was favorably impacted by $427,000 in adjustments to valuation allowances on certain of the Company’s state net operating loss carryforwards, based on revised estimates of utilization of these carryforwards. The Company’s income tax rates were also impacted by the unfavorable tax treatment of certain acquisition related expenses due to the acquisition of Hemosphere and by the research and development tax credit, which had not been enacted for the 2012 tax year. The Company’s effective income tax rate for the year ended December 31, 2011 was impacted by the discrete and favorable effect of deductions taken on the Company’s 2010 federal tax returns, which were filed in the third quarter of 2011. This favorable effect was largely offset by the unfavorable tax treatment, recognized in the second quarter of 2011, of certain acquisition related expenses, which the Company incurred related to its acquisition of Cardiogenesis.

The income tax expense amounts differ from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to pretax income as a result of the following (in thousands):

	2012	2011	2010
Tax expense at statutory rate	$4,220	$4,013	$2,547
Increase (reduction) in income taxes resulting from:
Non-deductible transaction costs	151	540	—
State income taxes, net of federal benefit	296	150	347
State valuation allowance adjustment	(427)	100	—
Equity compensation	32	149	334
Non-deductible entertainment expenses	188	142	129
Foreign income taxes	(199)	3	28
Domestic production activities deduction	(407)	(727)	—
Research and development credit	—	(314)	(187)
Other	252	39	135

	$4,106	$4,095	$3,333

Deferred Taxes

The Company generates deferred tax assets primarily as a result of write-downs of deferred preservation costs, inventory, and in-process research and development; accruals for tissue processing and product liability claims; asset impairments; and, in prior periods, due to operating losses. The Company acquired significant deferred tax assets, primarily net operating loss carryforwards, from its acquisitions of Hemosphere and Cardiogenesis in the second quarters of 2012 and 2011, respectively. See Note 4 and Note 6 for a further discussion of the Company’s acquisitions of Hemosphere and Cardiogenesis, respectively.

The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Allowance for bad debts	$194	$151
Deferred preservation costs and inventory reserves	392	699
Investment in equity securities	925	802
Property	2,644	2,380
Intangible assets	502	—
Accrued expenses	3,782	2,859
Loss carryforwards	17,539	11,842
Credit carryforwards	2,166	4,124
Stock compensation	2,319	1,636
Other	969	717
Less valuation allowance	(2,292)	(2,395)

Total deferred tax assets	29,140	22,815

Deferred tax liabilities:
Prepaid items	(314)	(348)
Intangible assets	(5,814)	(3,935)
Other	(348)	(20)

Total deferred tax liabilities	(6,476)	(4,303)

Total net deferred tax assets	$22,664	$18,512

As of December 31, 2012 the Company maintained a total of $2.3 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax asset of $22.7 million. As of December 31, 2011 the Company maintained a total of $2.4 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax asset of $18.5 million.

As of December 31, 2012 the Company had approximately $3.4 million of tax-effected state net operating loss carryforwards that began to expire in 2012, $61,000 in research and development tax credit carryforwards that will begin to expire in 2022, and $167,000 in credits from the state of Texas that will fully expire by 2027. Additionally, at December 31, 2012 the Company had $1.9 million in alternative minimum tax credit carryforwards that do not expire.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the Company’s uncertain tax position liability, excluding interest and penalties, is as follows (in thousands):

	2012	2011	2010
Beginning balance	$1,788	$1,822	$1,742
Decreases related to prior year tax positions	(15)	(112)	(19)
Increases related to current year tax positions	231	78	99

Ending balance	$2,004	$1,788	$1,822

A reconciliation of the beginning and ending balances of the Company’s liability for interest and penalties on uncertain tax positions is as follows (in thousands):

	2012	2011	2010
Beginning balance	$418	$391	$342
Accrual of interest and penalties	79	65	49
Decreases related to prior year tax positions	(8)	(38)	—

Ending balance	$489	$418	$391

As of December 31, 2012 the Company’s total uncertain tax liability, including interest and penalties of $2.5 million, was recorded as a reduction to deferred tax assets of $103,000 and a non-current liability of $2.4 million on the Company’s Consolidated Balance Sheet. As of December 31, 2011 the Company’s total uncertain tax liability, including interest and penalties of $2.2 million, was recorded as a reduction to deferred tax assets of $309,000 and a non-current liability of $1.9 million on the Company’s Consolidated Balance Sheet.

Other

The Company’s tax years 2009 through 2012 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. However, certain returns from years prior to 2009, in which net operating losses and tax credits have arisen, are still open for examination by the tax authorities.

12. Debt

GE Credit Agreement

On October 28, 2011 CryoLife amended and restated its March 26, 2008 credit agreement with GE Capital (the “GE Credit Agreement”) which provides revolving credit for working capital, acquisitions, and other corporate purposes. The amendment increased the borrowing capacity under the GE Credit Agreement from $15.0 million to $20.0 million (including a letter of credit subfacility) and extended the expiration from October 31, 2011 to October 28, 2014. The initial commitment may continue to be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. In September 2012 the Company amended the agreement to allow the payment of cash dividends up to a maximum of $3.0 million per year, subject to satisfaction of specified conditions.

The GE Credit Agreement places limitations on the amount that the Company may borrow and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio, (ii) maintain a minimum adjusted earnings subject to defined adjustments as of specified dates, and (iii) not make or commit capital expenditures in excess of a defined limitation. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. These amounts are recorded as restricted cash and securities as of December 31, 2012 and 2011 on the Company’s Consolidated Balance Sheets, as they are restricted for the term of the GE Credit Agreement. Also, the GE Credit Agreement requires that after giving effect to a stock repurchase the Company maintain liquidity, as defined within the agreement, of at least $20.0 million. The GE Credit Agreement includes customary conditions on incurring new indebtedness. Commitment fees are paid based on the unused portion of the facility. As of December 31, 2012 the Company was in compliance with the covenants of the GE Credit Agreement.

Amounts borrowed under the GE Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest as determined by GE Capital at either LIBOR, with a minimum rate of 4.25%, or GE Capital’s base rate, with a minimum rate of 3.25% each, plus the applicable margin.

As of December 31, 2012 the outstanding balance of the GE Credit Agreement was zero, the aggregate interest rate was 6.50%, and the remaining availability was $20.0 million. As of December 31, 2011 the outstanding balance of the GE Credit Agreement was zero, the aggregate interest rate was 6.50%, and the remaining availability was $19.8 million.

Other

In March 2010 the Company entered into an agreement to finance approximately $1.2 million in insurance premiums at a 2.707% annual interest rate, which was payable in equal monthly payments over a nine-month period. As of December 31, 2012 and 2011 the aggregate outstanding balances under this agreement were zero.

Total interest expense was $179,000, $142,000, and $180,000 in 2012, 2011, and 2010, respectively, which included interest on debt, uncertain tax positions, and capital leases.

13. Commitments and Contingencies

Leases

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional manufacturing, office, and warehouse space, leases on Company vehicles, and leases on a variety of office equipment. In prior years, the Company’s capital lease obligations resulted from the financing of certain of the Company’s equipment. As of December 31, 2012 and 2011 the remaining obligations under the Company’s capital leases was zero.

The term of the lease of the land and buildings that comprise the Company’s corporate headquarters was originally 15 years. During the second quarter of 2010 the Company signed an amendment to the lease on its corporate headquarters extending the lease until 2022. The Company has a deferred rent accrual of $1.6 million as of December 31, 2012 and 2011 recorded in other long-term liabilities on the Company’s Consolidated Balance Sheets, primarily related to the lease on its corporate headquarters. Total rental expense for operating leases was $2.7 million in both 2012 and 2011 and $2.6 million in 2010.

Future minimum operating lease payments under non-cancelable leases as of December 31, 2012 are as follows (in thousands):

Operating
Leases
2013	$2,674
2014	2,902
2015	2,868
2016	2,852
2017	2,907
Thereafter	12,423

Total minimum lease payments	$26,626

Liability Claims

At December 31, 2012 and 2011 the short-term and long-term portions of the unreported loss liability and any related recoverable insurance amounts are as follows (in thousands):

	2012	2011
Short-term liability	$895	$1,030
Long-term liability	755	960

Total liability	1,650	1,990

Short-term recoverable	320	350
Long-term recoverable	300	350

Total recoverable	620	700

Total net unreported loss liability	$1,030	$1,290

Further analysis indicated that the liability as of December 31, 2012 could be estimated to be as high as $3.1 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer (“CEO”) that confers benefits which become payable upon a change in control or upon certain termination events, such as voluntary retirement. As of both December 31, 2012 and December 31, 2011 the Company has recorded $2.1 million in accrued expenses and other current liabilities on the Consolidated Balance Sheets representing benefits payable upon the CEO’s voluntary retirement, for which he is currently eligible. The CEO’s prior employment agreement terminated on December 31, 2012. A new agreement, which took effect on January 1, 2013 and terminates on December 31, 2015, was signed in October 2012. Termination payment amounts to the CEO under the new agreement are not significantly different from those in the prior agreement. However, the new agreement includes an additional $100,000 payment to the CEO that was conditional on his remaining employed by CryoLife on January 1, 2013. This payment was made in January 2013.

14. Shareholders’ Equity

Common Stock Repurchase

On June 1, 2010 the Company announced that its Board of Directors had authorized the purchase of up to $15.0 million of its common stock over the course of the following two years. From June 1, 2010 to September 30, 2011 the Company had purchased a total of 1.3 million shares of its common stock for an aggregate purchase price of $7.3 million. On November 1, 2011 the Company announced that its Board of Directors had authorized the Company’s purchase of $15.0 million of its common stock through December 31, 2012, which included approximately $7.7 million remaining from the June 1, 2010 repurchase program and an additional $7.3 million, for a total authorization of $22.3 million. This program expired on December 31, 2012. In February 2013 the Company’s Board of Directors authorized the purchase of up to $15.0 million of its common stock through October 31, 2014.

For the year ended December 31, 2012 the Company purchased approximately 639,000 shares of its common stock for an aggregate purchase price of $3.3 million. For the year ended December 31, 2011 the Company purchased approximately 593,000 shares of its common stock for an aggregate purchase price of $2.9 million. These shares were accounted for as part of treasury stock, carried at cost, and reflected as a reduction of shareholders’ equity on the Company’s Consolidated Balance Sheets.

Treasury Stock

On August 7, 2012 the Company retired 2.7 million shares of treasury stock with an aggregate value of $15.1 million. The retirement was recorded as a reduction of $15.1 million in treasury stock, $27,000 in common stock, and approximately $15.1 million in additional paid in capital. These shares remain available for issuance as authorized unissued shares.

Cash Dividends

On August 21, 2012 the Company announced that its Board of Directors had approved the initiation of a quarterly cash dividend of $0.025 per share of common stock outstanding. In 2012 cash dividends of $0.025 per share were paid on September 21, 2012 to all common stockholders of record as of September 14, 2012 and December 21, 2012 to all common stockholders of record as of December 14, 2012. The dividend payments of $1.4 million were paid from cash on hand and were recorded as a reduction to retained earnings on the Company’s Consolidated Balance Sheet. In February 2013 the Company announced a quarterly cash dividend for the first quarter of 2013 of $0.025 per share, which will be paid on March 21, 2013 to all common stockholders of record as of March 14, 2013. The Company currently anticipates paying the quarterly dividends in March, June, September, and December of each year, however, this may change.

Shareholder Rights Plan

The Company has a shareholder rights agreement entered into in 1995 and amended in 2005. Under the rights agreement, each share of the Company’s common stock outstanding on December 11, 1995 is entitled to one “Right,” as defined in, and subject to, the terms of the rights agreement. A Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Series A Stock”) of the Company at $33.33 per one one-hundredth of a Preferred Share, subject to adjustment. Additionally, each common share that has or shall become outstanding after December 11, 1995 is also entitled to a Right, subject to the terms and conditions of the rights agreement. The Rights, which expire on November 23, 2015, may be exercised only if certain conditions are met, such as the acquisition of 15% or more of the Company’s common stock by a person or affiliated group (together with its affiliates, associates, and transferees, an “Acquiring Person”). Rights beneficially owned by an Acquiring Person become void from and after the time such persons become Acquiring Persons, and Acquiring Persons have no rights whatsoever under the rights agreement.

Each share of Series A Stock purchasable upon exercise of a Right will be entitled, when, as, and if declared, to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock. In the event of liquidation, each share of the Series A Stock will be entitled to a minimum preferential liquidation payment of 100 times the payment made per share of common stock. Finally, in the event of any merger, consolidation, or other transaction in which shares of common stock are exchanged, each share of Series A Stock will be entitled to receive 100 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.

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

15. Employee Benefit Plans

401(k) Plan

The Company has a 401(k) savings plan (the “Plan”) providing retirement benefits to all employees who have completed at least three months of service. The Company made matching contributions of 40% of each participant’s contribution for up to 5% of each participant’s salary in 2012. In 2011 and 2010 the Company made matching contributions to the plan of 20% of each participant’s contribution for up to 5% of each participant’s salary. Total Company contributions approximated $500,000 for the year ended December 31, 2012 and $204,000 for both years ended December 31, 2011 and 2010. Additionally, the Company may make discretionary contributions to the Plan that are allocated to each participant’s account. No discretionary contributions were made in any of the past three years.

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

The Company’s deferred compensation liabilities are recorded as a component of other current liabilities or other long-term liabilities as appropriate based on anticipated distribution dates. The cash surrender value of COLI is recorded in other long-term assets. Changes in the value of participant accounts and changes in the cash surrender value of COLI are recorded as part of the Company’s operating expenses and are subject to the Company’s normal allocation of expenses to inventory and deferred preservation costs.

16. Stock Compensation

Overview

Under the Company’s plans, the Company is currently authorized to grant the following number of shares and the Company has available for grant up to the following number of shares as of December 31, 2012 and 2011:

	Authorized	Available for Grant
Plan	Shares	2012	2011
1996 Discounted Employee Stock Purchase Plan, as amended	1,900,000	847,000	918,000
2002 Stock Incentive Plan	974,000	—	7,000
2004 Employee Stock Incentive Plan	2,100,000	41,000	293,000
2008 Non-Employee Directors Stock Incentive Plan	300,000	27,000	88,000
2009 Employee Stock Incentive Plan	4,100,000	2,847,000	1,037,000

Total	9,374,000	3,762,000	2,343,000

During 2012 the Company amended the 2009 Employee Stock Incentive Plan to increase the authorized shares under the plan by 2.1 million shares. During 2010 the Company amended the 1996 Discounted Employee Stock Purchase Plan to increase the authorized shares under the plan by 1.0 million shares. Upon the exercise of stock options or grants of RSAs, RSUs, or PSUs, the Company may issue the required shares out of authorized but unissued common stock or out of treasury stock, at management’s discretion.

Stock Awards

In 2012 the Compensation Committee of the Company’s Board of Directors authorized grants of RSAs, RSUs, and PSUs from approved stock incentive plans to non-employee Directors and certain Company officers and employees totaling 451,000 shares of common stock, counting PSUs at target levels, which had an aggregate market value of $2.4 million. The PSUs granted in 2012 represent the right to receive from 50% to 150% of the target numbers of shares of common stock. The number of shares earned is determined based on the attainment of specified levels of adjusted EBITDA, as defined in the grant, for the 2012 calendar year. The PSUs granted in 2012 earned approximately 125% of the target number of shares.

In 2011 the Compensation Committee of the Company’s Board of Directors authorized grants of RSAs and RSUs from approved stock incentive plans to non-employee Directors and certain Company officers and employees totaling 421,000 shares of common stock, which had an aggregate market value of $2.2 million.

In 2010 the Compensation Committee of the Company’s Board of Directors authorized grants of RSAs and RSUs from approved stock incentive plans to non-employee Directors and certain Company officers and employees totaling 278,000 shares of common stock, which had an aggregate market value of $1.7 million.

A summary of stock grant activity for the years ended December 31, 2012, 2011, and 2010 for RSAs, RSUs, and PSUs, based on at shares granted at goal, is as follows:

		Weighted
		Average
		Grant Date
RSAs	Shares	Fair Value
Unvested at December 31, 2009	267,000	$7.67

Granted	219,000	5.93
Vested	(122,000)	6.34

Unvested at December 31, 2010	364,000	7.07

Granted	360,000	5.18
Vested	(128,000)	7.28
Forfeited	(44,000)	5.48

Unvested at December 31, 2011	552,000	5.91

Granted	229,000	5.39
Vested	(142,000)	7.00

Unvested at December 31, 2012	639,000	5.48

		Weighted
		Average
		Remaining	Aggregate
		Contractual	Intrinsic
RSUs	Shares	Term in years	Value
Outstanding at December 31, 2009	—	—	$—
Granted	58,000

Outstanding at December 31, 2010	58,000	1.85	313,000

Granted	61,000
Vested	(19,000)
Forfeited	(3,000)

Outstanding at December 31, 2011	97,000	1.66	466,000

Granted	64,000
Vested	(37,000)
Forfeited	(4,000)

Outstanding at December 31, 2012	120,000	1.54	747,000

Vested and expected to vest	112,000	1.53	699,000

		Weighted
		Average
		Remaining	Aggregate
		Contractual	Intrinsic
PSUs	Shares	Term in years	Value
Outstanding at December 31, 2011	—	—	$—
Granted	159,000

Outstanding at December 31, 2012	159,000	0.93	989,000

Vested and expected to vest	151,000	0.90	943,000

Stock Options

The Compensation Committee of the Company’s Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company officers and employees totaling 159,000, 599,000, and 451,000 shares in 2012, 2011, and 2010, respectively, with exercise prices equal to the stock prices on the respective grant dates.

A summary of the Company’s stock option activity for the years ended December 31, 2012, 2011, and 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,987,000	$6.92	3.59	$1,731,000

Granted	451,000	6.96
Exercised	(4,000)	4.49
Forfeited	(15,000)	6.11
Expired	(138,000)	10.20

Outstanding at December 31, 2010	2,281,000	6.74	3.46	603,000

Granted	599,000	5.13
Exercised	(260,000)	4.53
Forfeited	(100,000)	5.60
Expired	(320,000)	5.30

Outstanding at December 31, 2011	2,200,000	6.83	4.00	—

Granted	159,000	5.67
Exercised	(48,000)	5.64
Forfeited	(2,000)	7.01
Expired	(249,000)	7.03

Outstanding at December 31, 2012	2,060,000	6.74	3.66	1,225,000

Vested and expected to vest	2,043,000	6.75	3.65	1,211,000
Exercisable at December 31, 2012	1,412,000	7.25	3.04	743,000

Other information concerning stock options for the years ended December 31 is as follows:

	2012	2011	2010
Weighted-average fair value of options granted	$2.67	$2.54	$3.34
Intrinsic value of options exercised	10,000	261,000	10,000

Employees purchased common stock totaling 72,000, 64,000, and 43,000 shares in 2012, 2011, and 2010, respectively, through the Company’s ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	2012		2011		2010
	Stock	ESPP	Stock	ESPP	Stock	ESPP
	Options	Options	Options	Options	Options	Options
Expected life of options	4.3 Years	.50 Years	4.0 Years	.50 Years	3.8 Years	.38 Years
Expected stock price volatility	0.60	0.48	.65	.39	.65	.47
Risk-free interest rate	0.71%	0.12%	1.25%	0.14%	1.25%	0.17%

The following table summarizes stock compensation expenses (in thousands):

	2012	2011	2010
RSA, RSU, and PSU expense	$2,204	$1,408	$970
Stock option and ESPP option expense	1,172	1,606	1,950

Total stock compensation expense	$3,376	$3,014	$2,920

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the Company’s ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to deferred preservation costs and inventory costs. The Company capitalized $214,000, $224,000 and $299,000 in the years ended December 31, 2012, 2011 and 2010, respectively, of the stock compensation expense into its deferred preservation costs and inventory costs.

As of December 31, 2012 the Company had total unrecognized compensation costs of $976,000 related to unvested stock options and $2.5 million related to RSAs, RSUs, and PSUs, before considering the effect of expected forfeitures. As of December 31, 2012 this expense is expected to be recognized over a weighted-average period of 1.19 years for stock options, 1.08 years for RSAs, 2.24 years for RSUs, and 0.93 years for PSUs.

17. Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	2012	2011	2010
Basic income per common share
Net income	$7,946	$7,371	$3,944
Net income allocated to participating securities	(180)	(149)	(51)

Net income allocated to common shareholders	$7,766	$7,222	$3,893

Basic weighted-average common shares outstanding	26,967	27,441	27,987

Basic income per common share	$0.29	$0.26	$0.14

Diluted income per common share
Net income	$7,946	$7,371	$3,944
Net income allocated to participating securities	(178)	(147)	(50)

Net income allocated to common shareholders	$7,768	$7,224	$3,894

Basic weighted-average common shares outstanding	26,967	27,441	27,987
Effect of dilutive options and awards	444	318	287

Diluted weighted-average common shares outstanding	27,411	27,759	28,274

Diluted income per common share	$0.28	$0.26	$0.14

[a]

The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares, because the inclusion of these stock options would be antidilutive to income per common share. Accordingly, stock options to purchase 1.7 million, 2.0 million, and 1.5 million, shares for the years ended December 31, 2012, 2011, and 2010, respectively, were excluded from the calculation of diluted weighted-average common shares outstanding.

18. Transactions with Related Parties

An investment banking services company employee became a member of the Company’s Board of Directors and a shareholder of the Company in 2012. The Company made stock repurchases of $794,000, $2.9 million, and $750,000 in 2012, 2011, and 2010, respectively, which includes the cost of stock and commissions of less than 1%, and expensed $818,000 in 2011 for investment banking services from that company. The Company did not record expenses for investment banking services from that company in 2012 or 2010.

A member of the Company’s Board of Directors and a shareholder of the Company is a current employee of and the former Chief of Thoracic Surgery of a university hospital that generated preservation services and product revenues of $267,000, $198,000, and $390,000 with the Company in 2012, 2011, and 2010, respectively. Additionally, the son of this member of the Company’s Board of Directors receives a retainer for performing heart and lung transplants from a medical center that generated preservation services and product revenues of $312,000, $219,000, and $189,000 with the Company in 2012, 2011, and 2010, respectively.

The Company expensed $22,000, $45,000, and $22,000 in 2012, 2011, and 2010, respectively, relating to supplies for clinical trials purchased from a company whose Chief Financial Officer is a member of the Company’s Board of Directors and a shareholder of the Company.

A relative of the Company’s CEO is employed as a vice president of the Company. His compensation and benefits are set and subject to review by the Compensation Committee of the Board of Directors.

19. Segment and Geographic Information

The Company has two reportable segments organized according to its services and products: Preservation Services and Medical Devices. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. The Medical Devices segment includes external revenues from product sales of BioGlue, BioFoam, PerClot, HemoStase, revascularization technologies, and HeRO Graft, as well as sales of other medical devices. There are no intersegment revenues.

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

	2012	2011	2010
Revenues:
Preservation services	$63,603	$59,793	$59,724
Medical devices	67,496	59,387	56,370
Other[a]	619	446	551

Total revenues	131,718	119,626	116,645

Cost of preservation services and products:
Preservation services	35,320	34,340	35,868
Medical devices	11,380	9,442	12,409

Total cost of preservation services and products	46,700	43,782	48,277

Gross margin:
Preservation services	28,283	25,453	23,856
Medical devices	56,116	49,945	43,961
Other[a]	619	446	551

Total gross margin	$85,018	$75,844	$68,368

Net revenues by product for the years ended December 31, 2012, 2011, and 2010 were as follows (in thousands):

	2012	2011	2010
Preservation services:
Cardiac tissue	$29,756	$26,618	$27,997
Vascular tissue	33,847	33,175	31,727

Total preservation services	63,603	59,793	59,724
Products:
BioGlue and BioFoam	53,211	49,455	47,383
PerClot	3,078	2,528	264
HemoStase	—	1,699	8,793
Revascularization technologies	8,092	5,705	—
HeRO Graft	3,115	—	—
Other medical devices	—	—	(70)

Total products	67,496	59,387	56,370
Other[a]	619	446	551

Total revenues	$131,718	$119,626	$116,645

[a]	For the years ended December 31, 2012, 2011, and 2010 the “Other” designation includes grant revenue.

Net revenues by geographic location attributed to countries based on the location of the customer for the years ended December 31, 2012, 2011, and 2010 were as follows (in thousands):

	2012	2011	2010
U.S	$103,804	$95,975	$97,037
International	27,914	23,651	19,608

Total	$131,718	$119,626	$116,645

At December 31, 2012 and 2011, over 95% of the long-lived assets of the Company were held in the U.S., where all of the Company’s manufacturing facilities and the corporate headquarters are located. At December 31, 2012 and 2011 the Company’s $11.4 million and $4.2 million, respectively, of goodwill was allocated entirely to its Medical Devices segment.

20. Subsequent Events

On January 30, 2013 CryoLife received a warning letter (“Warning Letter”) dated January 29, 2013 from the U.S. Food and Drug Administration (“FDA”). The Warning Letter followed a Form 483, Notice of Inspectional Observations from the FDA (“Form 483”) related to the Company’s processing, preservation, and distribution of human tissue and the manufacture of medical devices. The Form 483 followed a routine quality system inspection of the Company’s facilities by the FDA during the period September 17, 2012 to October 16, 2012. The Warning Letter relates to certain Observations from the Form 483 that the FDA believes were either inadequately addressed by the Company’s responses or for which the FDA required further information to fully assess the Company’s corrective actions. It is possible that actions it may be required to take in response to the Form 483 and Warning Letter could materially, adversely impact the availability of the Company’s tissues and products and cost structure, which could impact the Company’s revenues, financial condition, profitability, or cash flows.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter
REVENUE:
2012	$32,301	$33,188	$33,429		$32,800
2011	30,196	29,379	29,654		30,397
2010	29,717	29,263	28,443		29,222
GROSS MARGIN:
2012	$21,292	$21,371	$21,310		$21,045
2011	18,504	19,053	18,912		19,375
2010	17,792	17,769	15,222	*	17,585
NET INCOME (LOSS):
2012	$991	$3,334	$1,538		$2,083
2011	1,666	1,820	2,019		1,866
2010	1,934	2,926	(3,031	)*	2,115
INCOME (LOSS) PER COMMON SHARE—DILUTED:
2012	$0.04	$0.12	$0.06		$0.07
2011	0.06	0.06	0.07		0.07
2010	0.07	0.10	(0.11	)*	0.08

*	The third quarter 2010 gross margin, net loss, and loss per share-diluted includes the unfavorable effect of a $1.6 million write-down of HemoStase inventory as a result of Medafor, Inc.’s termination of the distribution agreement between the parties. The third quarter 2010 net loss and loss per share-diluted also includes the unfavorable effects of $3.5 million in acquired in-process research and development expense, as a result of the transaction with Starch Medical, Inc., and $3.6 million for the other than temporary impairment of the Company’s investment in Medafor common stock.