Form 10-Q
period 2013-06-30
CRYOLIFE INC
filed 2013-07-25
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                     Yes ☐                             No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2013
Common Stock, $.01 par value per share	27,618,099 Shares

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

	(Unaudited)		(Unaudited)
Revenues:
Products	$18,195	$16,696	$37,991	$33,150
Preservation services	15,317	16,313	30,994	31,972
Other	8	179	71	367

Total revenues	33,520	33,188	69,056	65,489

Cost of products and preservation services:
Products	3,721	2,673	7,186	5,186
Preservation services	8,320	9,144	17,115	17,640

Total cost of products and preservation services	12,041	11,817	24,301	22,826

Gross margin	21,479	21,371	44,755	42,663

Operating expenses:
General, administrative, and marketing	16,932	13,871	34,909	31,841
Research and development	1,736	1,670	3,724	3,363

Total operating expenses	18,668	15,541	38,633	35,204

Operating income	2,811	5,830	6,122	7,459

Interest expense	54	52	104	117
Interest income	—	(1)	(2)	(3)
Other expense, net	22	174	241	159

Income before income taxes	2,735	5,605	5,779	7,186
Income tax expense	950	2,271	1,802	2,861

Net income	$1,785	$3,334	$3,977	$4,325

Income per common share:
Basic	$0.06	$0.12	$0.14	$0.16

Diluted	$0.06	$0.12	$0.14	$0.15

Dividends declared per share	$0.0275	$—	$0.0525	$—

Weighted-average common shares outstanding:
Basic	26,856	26,864	26,858	27,022
Diluted	27,369	27,177	27,456	27,362

Net income	$1,785	$3,334	$3,977	$4,325
Other comprehensive income	54	6	21	8

Comprehensive income	$1,839	$3,340	$3,998	$4,333

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30,	December 31,
	2013	2012

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,732	$13,009
Restricted securities	308	323
Receivables, net	18,799	16,520
Deferred preservation costs	27,329	27,954
Inventories	10,842	10,557
Deferred income taxes	5,251	6,100
Prepaid expenses and other	3,692	3,040

Total current assets	77,953	77,503

Property and equipment, net	11,958	11,667
Investment in equity securities	5,908	5,908
Restricted cash	5,000	5,000
Goodwill	11,365	11,365
Patents, net	2,028	2,114
Trademarks and other intangibles, net	21,116	21,968
Notes receivable	2,000	2,000
Deferred income taxes	16,939	16,564
Other	3,531	3,067

Total assets	$157,798	$157,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,729	$3,775
Accrued compensation	3,341	5,055
Accrued procurement fees	4,926	4,762
Accrued expenses and other	6,470	6,437
Deferred income	354	1,401

Total current liabilities	18,820	21,430

Contingent consideration liability	1,990	1,912
Other	6,193	5,702

Total liabilities	27,003	29,044

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock (issued shares of 27,798 in 2013 and 27,486 in 2012)	278	275
Additional paid-in capital	124,188	122,414
Retained earnings	8,070	5,536
Accumulated other comprehensive loss	(18)	(39)
Treasury stock at cost (shares of 287 in 2013 and 14 in 2012)	(1,723)	(74)

Total shareholders’ equity	130,795	128,112

Total liabilities and shareholders’ equity	$157,798	$157,156

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 30,
	2013	2012

	(Unaudited)
Net cash flows from operating activities:
Net income	$3,977	$4,325

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,940	2,735
Non-cash compensation	1,558	1,496
Deferred income taxes	474	1,264
Other non-cash adjustments to income	791	457

Changes in operating assets and liabilities:
Receivables	(2,279)	(6,711)
Deferred preservation costs and inventories	(259)	(1,293)
Prepaid expenses and other assets	(1,116)	(1,256)
Accounts payable, accrued expenses, and other liabilities	(2,051)	3,911

Net cash flows provided by operating activities	4,035	4,928

Net cash flows from investing activities:
Acquisition of Hemosphere, net of cash acquired	—	(17,055)
Capital expenditures	(2,257)	(1,548)
Other	(115)	(723)

Net cash flows used in investing activities	(2,372)	(19,326)

Net cash flows from financing activities:
Cash dividends paid	(1,443)	—
Proceeds from exercise of stock options and issuance of common stock	242	146
Repurchases of common stock	(1,378)	(3,389)
Other	(406)	(74)

Net cash flows used in financing activities	(2,985)	(3,317)

Decrease in cash and cash equivalents	(1,322)	(17,715)

Effect of exchange rate changes on cash	45	9
Cash and cash equivalents, beginning of period	13,009	21,705

Cash and cash equivalents, end of period	$11,732	$3,999

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2012 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.  Financial Instruments

The following is a summary of the Company’s financial instruments measured at fair value (in thousands):

June 30, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$722	$—	$—	$722
Restricted securities:
Money market funds	308	—	—	308

Total assets	1,030	—	—	1,030

Long-term liabilities:
Contingent consideration	—	—	(1,990)	(1,990)

Total liabilities	—	—	(1,990)	(1,990)

Net assets (liabilities)	$1,030	$—	$(1,990)	$(960)

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,319	$—	$—	$1,319
Restricted securities:
Money market funds	323	—	—	323

Total assets	1,642	—	—	1,642

Long-term liabilities:
Contingent consideration	—	—	(1,912)	(1,912)

Total liabilities	—	—	(1,912)	(1,912)

Net assets (liabilities)	$1,642	$—	$(1,912)	$(270)

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

Changes in fair value of Level 3 liabilities are listed below (in thousands):

Contingent Consideration
Balance as of December 31, 2012	$1,912
Loss on remeasurement of contingent consideration	78

Balance as of June 30, 2013	$1,990

3.  Cash Equivalents and Restricted Cash and Securities

The following is a summary of cash equivalents and restricted cash and securities (in thousands):

June 30, 2013	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$722	$—	$722
Restricted cash and securities:
Cash	5,000	—	5,000
Money market funds	308	—	308

December 31, 2012
Cash equivalents:
Money market funds	$1,319	$—	$1,319
Restricted cash and securities:
Cash	5,000	—	5,000
Money market funds	323	—	323

As of June 30, 2013 and December 31, 2012 $308,000 and $323,000, respectively, of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating to international tax obligations. As of June 30, 2013 and December 31, 2012 $5.0 million of the Company’s cash was designated as long-term restricted cash due to a financial covenant requirement under the Company’s credit agreement with General Electric Capital Corporation (“GE Capital”), as discussed in Note 11. This restriction lapses upon expiration of the credit agreement with GE Capital on October 28, 2014.

There were no gross realized gains or losses on cash equivalents in the three and six months ended June 30, 2013 and 2012. As of June 30, 2013 $308,000 of restricted securities had a maturity date of between three months and one year. As of December 31, 2012 $323,000 of restricted securities had a maturity date within three months. As of June 30, 2013 and December 31, 2012 $5.0 million of the Company’s restricted cash had no maturity date.

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

The Company recorded losses of $39,000 and $25,000 in the three months ended June 30, 2013 and 2012, respectively, and $78,000 and $25,000 in the six months ended June 30, 2013 and 2012, respectively, on the remeasurement of the contingent consideration liability. The losses in the current and prior years are due to the effect of the passage of time on the fair value measurements. The balance of the contingent consideration liability was $2.0 million as of June 30, 2013 and $1.9 million as of December 31, 2012.

Accounting for the Transaction

The Company recorded an allocation of the $22.0 million purchase price to Hemosphere’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of May 16, 2012. Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired, and is not deductible for tax purposes. Goodwill from this transaction has been allocated to the Company’s medical devices segment. The purchase price allocation was finalized as of December 31, 2012.

CryoLife incurred transaction and integration costs related to the acquisition of approximately $2.4 million for the year ended December 31, 2012. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on the Company’s Summary Consolidated Statement of Operations and Comprehensive Income. The Company incurred integration costs during the three and six months ended June 30, 2013 related to the transfer of manufacturing operations, which will continue into the third quarter of 2013. The Company does not expect to continue to incur significant transaction or integration costs in the fourth quarter of 2013.

5.  ValveXchange Investment

In July 2011 the Company purchased shares of series A preferred stock of ValveXchange, Inc. (“ValveXchange”) for approximately $3.5 million. ValveXchange is a private medical device company that was spun off from Cleveland Clinic to develop a lifetime heart valve replacement technology platform featuring exchangeable bioprosthetic leaflets. The Company’s carrying value of this investment includes the purchase price and certain transaction costs, and CryoLife’s investment represents an approximate 19% equity ownership in ValveXchange based on ValveXchange’s current capitalization. As ValveXchange’s stock is not actively traded on any public stock exchange and as the Company’s investment is in preferred stock, the Company accounts for this investment using the cost method. The Company recorded its investment as a long-term asset, investment in equity securities, on the Company’s Summary Consolidated Balance Sheets.

During the quarter ended June 30, 2013 the Company determined that available information indicated that it should reevaluate its investment in ValveXchange preferred stock for impairment. Based on this updated analysis, the Company does not believe that its investment in ValveXchange was impaired in the second quarter of 2013. If the Company subsequently determines that the value of its ValveXchange stock has been impaired, or if the Company decides to sell its ValveXchange Preferred Stock for less than the carrying value, the resulting impairment charge or realized loss on sale of the investment in ValveXchange could be material.

The carrying value of the Company’s 2.4 million shares of ValveXchange preferred stock was $3.2 million as of June 30, 2013 and December 31, 2012.

Loan Agreement

In July 2011 the Company entered into an agreement with ValveXchange, as amended, to make available up to $2.0 million to ValveXchange in debt financing through a revolving credit facility (“Loan”). The Loan includes various affirmative and negative covenants, including financial covenant requirements, and expires on July 30, 2018, unless terminated earlier. Amounts loaned under the Loan will earn interest at an 8% annual rate and are secured by substantially all of the tangible and intangible assets of ValveXchange. The Company incurred loan origination costs, net of fees charged to ValveXchange, of approximately $117,000, which are being expensed on a straight-line basis over the life of the loan facility. The Company advanced $2.0 million to

ValveXchange under this loan in 2012. The $2.0 million advance is recorded as long-term notes receivable on the Company’s Summary Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.

ValveXchange is currently attempting to raise additional funds to support its operations until it can obtain a larger financing. On July 22, 2013 CryoLife notified ValveXchange that ValveXchange was in default of certain loan covenants, due to factors including ValveXchange’s failure to obtain CryoLife’s consent for a certain convertible note financing that ValveXchange obtained in July 2013. ValveXchange has 15 days to cure the defaults and, if it fails to do so, an event of default will exist. CryoLife has been in negotiations with ValveXchange to obtain certain modifications to the Loan in light of this new convertible note. However, if ValveXchange is unable to secure sufficient financing to continue its business, CryoLife may need to foreclose on the related collateral to secure repayment of the Loan. Although CryoLife currently believes that the value of the collateral is adequate to repay the Loan, there is no guarantee that the security for the notes will be sufficient to repay the Loan. If CryoLife is forced to foreclose on the Loan, it may materially, adversely impact the value of CryoLife’s preferred stock investment in ValveXchange. The Company may decide to allow ValveXchange to issue shares in payment of some or all of the outstanding debt balance in connection with a future round of financing.

Option Agreement

Concurrently with the Loan described above, CryoLife entered into an option agreement with ValveXchange through which CryoLife obtained the right of first refusal to acquire ValveXchange during a period that extends through the completion of initial commercialization milestones and the right to negotiate with ValveXchange for European distribution rights. The Company’s rights may be modified or reduced in connection with a future round of financing.

6.  CardioFocus Settlement

On June 14, 2012 CryoLife’s subsidiary, Cardiogenesis Corporation (“Cardiogenesis’), entered into a settlement agreement with respect to its litigation with CardioFocus, Inc. (“CardioFocus”). Pursuant to the terms of the settlement agreement, Cardiogenesis paid $4.5 million in cash to CardioFocus. Cardiogenesis and CardioFocus agreed and acknowledged that each party would bear its own costs and expenses, including attorneys’ fees, incurred in or as a result of the litigation. On June 14, 2012 the parties filed a stipulation of dismissal with prejudice in the U.S. District Court for the District of Massachusetts.

As a result of the settlement, the Company recorded an additional loss of $3.6 million in general, administrative, and marketing expenses on its Summary Consolidated Statement of Operations and Comprehensive Income in the second quarter of 2012 for a total of $4.1 million in legal settlement expenses for the six months ended June 30, 2012. The Company paid the $4.5 million settlement payment to CardioFocus in July 2012 using cash on hand.

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

During the quarter ended June 30, 2013 the Company reviewed available information and determined that no factors were present indicating that the Company should evaluate the carrying value of its cost method investment in Medafor common stock for impairment. The carrying value of the Company’s 2.4 million shares of Medafor common stock was approximately $2.6 million as of both June 30, 2013 and December 31, 2012.

The Company will continue to evaluate the carrying value of this investment if factors become known that indicate the Company should evaluate its investment in Medafor common stock for impairment. If the Company subsequently determines that the value of its Medafor common stock has been impaired, or if the Company decides to sell its Medafor common stock for more or less than the carrying value, the resulting impairment charge or realized gain or loss on sale of the investment in Medafor could be material.

In connection with its purchase of Medafor common stock, the Company entered into agreements with the sellers that could have required CryoLife to make additional payments to the sellers if CryoLife acquired or merged with Medafor within a specified time period. The Company accounted for these provisions as an embedded derivative. The last of these provisions expired in June 2013. As of June 30, 2013 and December 31, 2012 the value of the Medafor Derivative was zero.

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

8.  Deferred Preservation Costs and Inventories

Deferred preservation costs at June 30, 2013 and December 31, 2012 are comprised of the following (in thousands):

	June 30,	December 31,
	2013	2012

Cardiac tissues	$12,486	$11,950
Vascular tissues	14,843	16,004

Total deferred preservation costs	$27,329	$27,954

Inventories at June 30, 2013 and December 31, 2012 are comprised of the following (in thousands):

	June 30,	December 31,
	2013	2012

Raw materials and supplies	$6,883	$5,836
Work-in-process	747	830
Finished goods	3,212	3,891

Total inventories	$10,842	$10,557

9.  Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of June 30, 2013 and December 31, 2012 the carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	June 30,	December 31,
	2013	2012

Goodwill	$11,365	$11,365
Procurement contracts and agreements	2,013	2,013
Trademarks	878	870
Other	250	250

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

As of June 30, 2013 and December 31, 2012 the Company’s entire goodwill balance is related to its Medical Devices segment, and there has been no change from the balance recorded as of December 31, 2012.

Definite Lived Intangible Assets

As of June 30, 2013 and December 31, 2012 the gross carrying values, accumulated amortization, and approximate amortization period of the Company’s definite lived intangible assets are as follows (in thousands):

June 30, 2013	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$14,020	$2,107	11 - 16 Years
Patents	4,660	2,632	17 Years
Distribution and manufacturing rights and know-how	3,559	594	15 Years
Customer lists and relationships	3,370	451	13 - 17 Years
Non-compete agreement	381	248	10 Years
Other	192	147	1 - 3 Years

December 31, 2012	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$14,020	$1,538	11 - 16 Years
Patents	4,644	2,530	17 Years
Distribution and manufacturing rights and know-how	3,559	473	15 Years
Customer lists and relationships	3,370	330	13 - 17 Years
Non-compete agreement	381	229	10 Years
Other	198	123	1 - 3 Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on the Company’s Summary Consolidated Statement of Operations and Comprehensive Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Amortization expense	$508	$474	$1,022	$933

As of June 30, 2013 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2013	2014	2015	2016	2017	2018
Amortization expense	$988	$1,954	$1,911	$1,903	$1,856	$1,847

10.  Income Taxes

The Company’s effective income tax rate was approximately 35% and 31% for the three and six months ended June 30, 2013, respectively, as compared to 41% and 40% for the three and six months ended June 30, 2012, respectively. The Company’s income tax rate for the six months ended June 30, 2013 was favorably impacted by the full year 2012 research and development tax credit, which was enacted in January 2013 and, therefore, reduced the Company’s tax expense during the first quarter of 2013. The Company’s income tax rate in 2012 was negatively impacted by the absence of a research and development tax credit, which was not enacted for the 2012 tax year during 2012.

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

As of June 30, 2013 the Company maintained a total of $2.3 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax asset of $22.2 million. As of December 31, 2012 the Company had a total of $2.3 million in valuation allowances against deferred tax assets and a net deferred tax asset of $22.7 million.

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

The GE Credit Agreement places limitations on the amount that the Company may borrow and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio, (ii) maintain a minimum adjusted earnings subject to defined adjustments as of specified dates, and (iii) not make or commit capital expenditures in excess of a defined limitation. The agreement also limits the payment of cash dividends, up to a maximum of $3.5 million per year, subject to satisfaction of specified conditions. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. These amounts are recorded as restricted cash as of June 30, 2013 and December 31, 2012 on the Company’s Summary Consolidated Balance Sheets, as they are restricted for the term of the GE Credit Agreement. Also, the GE Credit Agreement requires that after giving effect to a stock repurchase the Company maintain liquidity, as defined within the agreement, of at least $20.0 million. The GE Credit Agreement includes customary conditions on incurring new indebtedness. Commitment fees are paid based on the unused portion of the facility. As of June 30, 2013 the Company was in compliance with the covenants of the GE Credit Agreement.

Amounts borrowed under the GE Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest as determined by GE Capital at either LIBOR, with a minimum rate of 4.25%, or GE Capital’s base rate, with a minimum rate of 3.25% each, plus the applicable margin. As of June 30, 2013 and December 31, 2012 the outstanding balance of the GE Credit Agreement was zero, the aggregate interest rate was 6.50%, and the remaining availability was $20.0 million.

Other

Interest expense was $54,000 and $104,000 for the three and six months ended June 30, 2013, respectively, and $52,000 and $117,000 for the three and six months ended June 30, 2012, respectively, which included interest on debt and uncertain tax positions.

12.  Commitments and Contingencies

Liability Claims

The estimated unreported tissue processing and product loss liability and any related recoverable insurance amounts are as follows (in thousands):

	June 30, 2013	December 31, 2012

Short-term liability	$850	$895
Long-term liability	680	755

Total liability	1,530	1,650

Short-term recoverable	310	320
Long-term recoverable	270	300

Total recoverable	580	620

Total net unreported loss liability	$950	$1,030

Further analysis indicated that the liability as of June 30, 2013 could be estimated to be as high as $2.9 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer (“CEO”) that confers benefits which become payable upon the occurrence of certain events, including the voluntary retirement of the CEO or termination of the CEO’s employment in conjunction with certain change in control events. As of both June 30, 2013 and December 31, 2012 the Company had $2.1 million in accrued expenses and other current liabilities on the Summary Consolidated Balance Sheets representing benefits payable upon the CEO’s voluntary retirement, for which he is currently eligible. The CEO’s current employment agreement took effect on January 1, 2013 and terminates on December 31, 2015. A payment of $100,000 was made to the CEO in January 2013 in accordance with the terms of the new employment agreement.

13.  Shareholders’ Equity

Common Stock Repurchase

On November 1, 2011 the Company announced that its Board of Directors had authorized the Company’s purchase of $15.0 million of its common stock; this program expired on December 31, 2012. In February 2013 the Company’s Board of Directors authorized the purchase of up to $15.0 million of its common stock through October 31, 2014.

For the six months ended June 30, 2013 the Company purchased approximately 229,000 shares for an aggregate purchase price of $1.4 million and had $13.6 million in remaining authorizations under the repurchase program. For the year ended December 31, 2012 the Company purchased approximately 639,000 shares for an aggregate purchase price of $3.3 million. These shares were recorded, at cost, as part of treasury stock on the Company’s Summary Consolidated Balance Sheets.

Treasury Stock

On August 7, 2012 the Company retired 2.7 million shares of treasury stock with an aggregate value of $15.1 million. The retirement was recorded as a reduction of $15.1 million in treasury stock, $27,000 in common stock, and approximately $15.1 million in additional paid in capital. These shares remain available for issuance as authorized unissued shares.

Cash Dividends

On August 21, 2012 the Company announced that its Board of Directors had approved the initiation of a quarterly cash dividend of $0.025 per share of common stock outstanding. In May 2013 the Company announced that its Board of Directors approved a 10% increase in the quarterly cash dividend beginning in the second quarter of 2013 from $0.025 to $0.0275 per share of common stock outstanding. The Company paid dividend payments from cash on hand of $756,000 and $1.4 million for the three and six months ended June 30, 2013, respectively, and zero for both the three and six months ended June 30, 2012. The dividend payments were recorded as a reduction to retained earnings on the Company’s Summary Consolidated Balance Sheet.

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

Equity Grants

The Compensation Committee of the Company’s Board of Directors authorized awards from approved stock incentive plans of RSAs to non-employee directors, RSUs to certain employees, and RSAs and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 395,000 shares and had an aggregate market value of $2.4 million during the six months ended June 30, 2013. The PSUs granted in 2013 represent the right to receive from 50% to 150% of the target numbers of shares of common stock. The performance component of PSU awards granted in 2013 is based on attaining specified levels of adjusted EBITDA, as defined in the grant, for the 2013 calendar year. The Company currently believes that achievement of the performance component is probable and will reevaluate this likelihood on a quarterly basis.

The Compensation Committee of the Company’s Board of Directors authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSAs and PSUs to certain Company officers which, counting PSUs at target levels, together totaled 387,000 shares of common stock and had an aggregate market value of $2.1 million during the six months ended June 30, 2012. The PSU’s granted in 2012 earned approximately 125% of the target number of shares.

The Compensation Committee of the Company’s Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company officers totaling 162,000 and 159,000 shares during the six months ended June 30, 2013 and 2012, respectively, with exercise prices equal to the stock prices on the respective grant dates.

Employees purchased common stock totaling 49,000 and 35,000 shares in the six months ended June 30, 2013 and 2012, respectively, through the Company’s ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013

	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	0.50 Years	4.25 Years	0.50 Years
Expected stock price volatility	N/A	0.43	0.60	0.43
Dividends	N/A	1.61%	1.91%	1.61%
Risk-free interest rate	N/A	0.16%	0.70%	0.16%

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012

	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	0.50 Years	4.25 Years	0.50 Years
Expected stock price volatility	N/A	0.54	0.60	0.54
Risk-free interest rate	N/A	0.06%	0.71%	0.06%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

RSA, RSU, and PSU expense	$628	$529	$1,263	$1,020
Stock option and ESPP option expense	196	263	407	580

Total stock compensation expense	$824	$792	$1,670	$1,600

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the Company’s ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to deferred preservation costs and inventory costs. The Company capitalized $48,000 and $49,000 in the three months ended June 30, 2013 and 2012, respectively, and $112,000 and $104,000 in the six months ended June 30, 2013 and 2012, respectively, of the stock compensation expense into its deferred preservation costs and inventory costs.

As of June 30, 2013 the Company had total unrecognized compensation costs of $934,000 related to unvested stock options and $3.5 million related to RSAs, RSUs, and PSUs, before considering the effect of expected forfeitures. As of June 30, 2013 this expense is expected to be recognized over a weighted-average period of 1.61 years for stock options, 1.42 years for RSAs, 1.76 years for RSUs, and 1.31 years for PSUs.

15.  Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Basic income per common share	2013	2012	2013	2012

Net income	$1,785	$3,334	$3,977	$4,325
Net income allocated to participating securities	(40)	(77)	(91)	(96)

Net income allocated to common shareholders	$1,745	$3,257	$3,886	$4,229

Basic weighted-average common shares outstanding	26,856	26,864	26,858	27,022

Basic income per common share	$0.06	$0.12	$0.14	$0.16

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Diluted income per common share	2013	2012	2013	2012

Net income	$1,785	$3,334	$3,977	$4,325
Net income allocated to participating securities	(40)	(76)	(90)	(95)

Net income allocated to common shareholders	$1,745	$3,258	$3,887	$4,230

Basic weighted-average common shares outstanding	26,856	26,864	26,858	27,022
Effect of dilutive stock options and awards[a]	513	313	598	340

Diluted weighted-average common shares outstanding	27,369	27,177	27,456	27,362

Diluted income per common share	$0.06	$0.12	$0.14	$0.15

a       The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to income per common share. Accordingly, stock options to purchase a weighted-average 1.3 million shares for the three months ended and 1.2 million shares for the six months ended June 30, 2013 and 1.8 million shares for both the three and six months ended June 30, 2012 were excluded from the calculation of diluted weighted-average common shares outstanding.

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

The following table summarizes revenues, cost of products and services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Revenues:
Medical devices	$18,195	$16,696	$37,991	$33,150
Preservation services	15,317	16,313	30,994	31,972
Other[a]	8	179	71	367

Total revenues	33,520	33,188	69,056	65,489

Cost of products and preservation services:
Medical devices	3,721	2,673	7,186	5,186
Preservation services	8,320	9,144	17,115	17,640

Total cost of products and preservation services	12,041	11,817	24,301	22,826

Gross margin:
Medical devices	14,474	14,023	30,805	27,964
Preservation services	6,997	7,169	13,879	14,332
Other[a]	8	179	71	367

Total gross margin	$21,479	$21,371	$44,755	$42,663

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Products:
BioGlue and BioFoam	$13,542	$13,437	$29,006	$27,133
PerClot	940	691	1,804	1,335
Revascularization technologies	2,293	1,933	4,484	4,047
HeRO Graft	1,420	635	2,697	635

Total products	18,195	16,696	37,991	33,150

Preservation services:
Cardiac tissue	6,818	7,343	13,463	14,423
Vascular tissue	8,499	8,970	17,531	17,549

Total preservation services	15,317	16,313	30,994	31,972

Other[a]	8	179	71	367

Total revenues	$33,520	$33,188	$69,056	$65,489

a       For the three and six months ended June 30, 2013 and 2012 the “Other” designation includes grant revenue.

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

The quarter ended June 30, 2013 was marked by several new regulatory approvals, which the Company received in June. The Company was awarded a CE Mark for the HeRO Graft, and the first HeRO Graft clinical case in Europe was performed in July 2013. The surgeons performing this initial case will establish the first HeRO Graft training center in Europe, which will support the Company’s controlled market introduction of the product during the second half of 2013, followed by a broader European launch in 2014. CryoLife also received conditional approval of its investigational device exemption (“IDE”) for PerClot from the U.S. Food and Drug Administration (“FDA”). IDE approval would allow the Company to begin clinical trials for the purpose of obtaining Premarket Approval (“PMA”) to distribute PerClot in the U.S. As part of the conditional approval for the PerClot IDE, the Company must make certain revisions to the investigational study protocol, clinical product labeling, and Patient Informed Consent forms. The Company anticipates refiling the IDE submission in the third quarter of 2013. Subject to satisfaction of the FDA’s conditions, the Company plans to begin enrollment in the pivotal trial in the fourth quarter of 2013 or the first quarter of 2014. In June the Company also received PMA supplement approval from the FDA for its redesigned Sologrip® and PEARL minimally invasive laser fiber-optic handpieces. The Company began distributing this new handpiece design exclusively at the end of the second quarter of 2013.

In April the Company hosted its first Central Venous Pathology Summit focused on treatment strategies for durable hemodialysis access in cases of central venous pathology through an interactive, data-driven and clinically-focused didactic and hands-on wet lab practicum. The summit featured the HeRO Graft and included presentations from several private companies with emerging technologies.

For the quarter ended June 30, 2013 CryoLife reported quarterly revenues of $33.5 million, driven in part by strong sales of the Company’s HeRO Graft and revascularization technologies product lines. HeRO Graft revenues were $1.4 million for the quarter, the best revenue quarter since the Company’s acquisition of this product line in May 2012. Preservation services revenues during the quarter were negatively impacted by the suspension letter received from the Human Tissue Authority (“HTA”) during the first quarter of 2013, as discussed further below. The Company generated $5.2 million in operating cash during the quarter for a total of $4.0 million in operating cash generated in the first half of 2013. During the second quarter the Company also increased its quarterly cash dividend by 10% to $0.0275 per share. See the “Results of Operations” section below for additional analysis of the six months ended June 30, 2013.

Recent Events

On January 30, 2013 CryoLife received a warning letter (“Warning Letter”) dated January 29, 2013 from the FDA. The Warning Letter followed a Form 483, Notice of Inspectional Observations from the FDA (“Form 483”) related to the Company’s processing, preservation, and distribution of human tissue and the manufacture of medical devices. The Form 483 followed a routine quality system inspection of the Company’s facilities by the FDA during the period September 17, 2012 to October 16, 2012. The Warning Letter relates to certain observations from the Form 483 that the FDA believes were either inadequately addressed by the Company’s responses or for which the FDA required further information to fully assess the Company’s corrective actions. The Company responded to the FDA’s requests and implemented corrective actions. During the second quarter of 2013 the Company received verbal communication from the FDA indicating that these corrective actions appear satisfactory in addressing the issues raised in the Warning Letter, however, the FDA will need to conduct an inspection to verify these corrective actions. This inspection may occur later in 2013. The Company believes that these corrective actions will address the FDA’s notice of violations contained in the Warning Letter; however, it is possible that the Company’s actions may not be satisfactory to the FDA. The Company believes that the Warning Letter and its actions regarding the Warning Letter and Form 483 will not have a material impact on the Company. However, it is possible that further actions it may be required to take in response to the Form 483 and Warning Letter could materially, adversely impact the availability of the Company’s tissues and products and cost structure, which could impact the Company’s revenues, financial condition, profitability, or cash flows.

Following the receipt of the Warning Letter, CryoLife received a letter from the HTA in London, U.K., on March 28, 2013, which governs the distribution of tissues by the Company’s subsidiary, CryoLife Europa, Ltd. (“Europa”), into markets in Europe. The letter temporarily suspended Europa’s license to import human tissue, due to concerns the HTA had related to the FDA Warning Letter, and directed Europa to issue a recall for tissues previously distributed which have not been implanted. The HTA subsequently issued a variance to allow Europa to continue to import tissue into Europe under certain circumstances for critically ill patients. This suspension, which was extended to September 22, 2013, could continue to be extended or end earlier based on the Company’s ability to address the HTA’s concerns. The suspension has decreased and may continue to decrease European preservation services revenues, which totaled $2.3 million in 2012, $444,000 in the first quarter of 2013, and $59,000 in the second quarter of 2013, and were primarily related to the shipment of cardiac tissues. However, due to the low fees and high costs of distributing tissues into Europe, CryoLife does not believe that this suspension, including the related recall expenses, will have a material, adverse impact on the Company’s financial condition, profitability, or cash flows.

On May 23, 2013 CryoLife received a Form 483 related to the Company’s subsidiary Cardiogenesis (“Cardiogenesis Form 483”). The Cardiogenesis Form 483 followed a quality system inspection of the Company’s facilities by the FDA in May 2013. The Cardiogenesis Form 483 contains certain observations including observations concerning labeling, complaint handling, and field actions. The Company has responded to the FDA’s requests and has implemented changes that it believes will address the FDA’s observations; however, it is possible that the Company may not be able to do so in a manner satisfactory to the FDA. The Company believes that the Cardiogenesis Form 483 will not have a material impact on the Company. However, it is possible that actions it may be required to take in response to the Cardiogenesis Form 483 could materially, adversely impact the Company’s revascularization technologies revenues, financial condition, profitability, or cash flows. Subsequent to receipt of the Cardiogenesis Form 483, as discussed above, the Company received PMA supplement approval from the FDA for its redesigned Sologrip and PEARL handpieces.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2012. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company did not experience any significant changes during the quarter ended June 30, 2013 in any of its Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2012.

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

In February 2013 the Company adopted ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires separate presentation of the components that are reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial disclosures.

Results of Operations

(Tables in thousands)

Revenues

			Revenues as a Percentage of
	Revenues for the		Total Revenues for the
	Three Months Ended		Three Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Products:
BioGlue and BioFoam	$13,542	$13,437	40%	40%
PerClot	940	691	3%	2%
Revascularization technologies	2,293	1,933	7%	6%
HeRO Graft	1,420	635	4%	2%

Total products	18,195	16,696	54%	50%

Preservation services:
Cardiac tissue	6,818	7,343	20%	22%
Vascular tissue	8,499	8,970	26%	27%

Total preservation services	15,317	16,313	46%	49%

Other	8	179	—%	1%

Total	$33,520	$33,188	100%	100%

			Revenues as a Percentage of
	Revenues for the		Total Revenues for the
	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Products:
BioGlue and BioFoam	$29,006	$27,133	42%	41%
PerClot	1,804	1,335	3%	2%
Revascularization technologies	4,484	4,047	6%	6%
HeRO Graft	2,697	635	4%	1%

Total products	37,991	33,150	55%	50%

Preservation services:
Cardiac tissue	13,463	14,423	20%	22%
Vascular tissue	17,531	17,549	25%	27%

Total preservation services	30,994	31,972	45%	49%

Other	71	367	—%	1%

Total	$69,056	$65,489	100%	100%

Revenues increased 1% and 5% for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, respectively. A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2013 is presented below.

Products

Revenues from products increased 9% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Revenues from products increased 15% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. These increases were primarily due to the addition of HeRO Graft revenues as a result of the Company’s acquisition of Hemosphere in the second quarter of 2012. The increase for the six months ended June 30, 2013 was also due to an increase in BioGlue revenues. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; PerClot; revascularization technologies; and HeRO Graft are presented below.

The Company’s sales of products through its direct sales force to U.K. hospitals are denominated in British Pounds, and its sales to German, Austrian, and Irish hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. If the exchange rates between the U.S. Dollar and the British Pound or Euro decline materially in the future, this would have a material, adverse impact on the Company’s revenues denominated in these currencies.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 1% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was primarily due to an increase in average sales prices, which increased revenues by 3%, partially offset by a 1% decrease in the volume of milliliters sold, which decreased revenues by 2%.

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 7% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase was primarily due to a 7% increase in the volume of milliliters sold, which increased revenues by 5%, and by an increase in average sales prices, which increased revenues by 2%.

The decrease in sales volume of surgical sealants for the three months ended June 30, 2013 was primarily due to a decrease in shipments of BioGlue in Japan and, to a lesser extent, due to a decrease in the Company’s domestic markets, partially offset by increases in shipments in Europe and Brazil. The increase in sales volume of surgical sealants for the six months ended June 30, 2013 was due to an increase in shipments of BioGlue in certain international markets, including Europe, Japan, and Brazil, partially offset by volume decreases in the Company’s domestic markets.

Revenues from shipments to Japan were $491,000 and $1.1 million for the three months ended June 30, 2013 and 2012, respectively, and $2.9 million and $2.3 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in BioGlue shipments in Japan in the second quarter of 2013 was due to fluctuating order patterns as a result of anticipated seasonality in the Japanese market. Management believes that BioGlue sales will be positively impacted by increased shipments to Japan for the full year 2013 as compared to 2012, although this increase will be less than the increase experienced in 2012 over 2011.

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

Domestic revenues accounted for 59% and 55% of total BioGlue revenues for the three and six months ended June 30, 2013, respectively, and 58% and 59% of total BioGlue revenues for the three and six months ended June 30, 2012, respectively. BioFoam sales accounted for less than 1% of surgical sealant sales for each of the three and six months ended June 30, 2013 and 2012. BioFoam is currently approved for sale in certain international markets.

BioGlue is a mature product in the U.S. and Europe that has experienced competitive pressures. Management believes that BioGlue sales volume in domestic markets will continue to be impacted by the factors discussed above, which may likely cause a continued decrease in BioGlue sales volume. Economic conditions in Europe could negatively impact sales in future periods. Management is currently seeking expanded indications for BioGlue in Japan and regulatory approval for BioGlue in China and, if successful, believes this will provide additional international growth opportunities for BioGlue.

PerClot

Revenues from the sale of PerClot increased 36% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was primarily due to a 44% increase in the volume of grams sold, which increased revenues by 37%. Revenues from the sale of PerClot increased 35% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase was primarily due to a 40% increase in the volume of grams sold, which increased revenues by 35%. Revenues during these three and six month periods were for sales in certain international markets, as PerClot is not yet approved for domestic distribution or widespread international distribution. This increase was primarily due to increased sales into the Company’s markets in Europe, partially due to growth in both new geographies and new surgical indications.

In June 2013 CryoLife received conditional approval of its IDE for PerClot from the FDA. IDE approval would allow the Company to begin clinical trials for the purpose of obtaining PMA to distribute PerClot in the U.S. As part of the conditional approval for the PerClot IDE, the Company must make certain revisions to the investigational study protocol, clinical product labeling, and Patient Informed Consent forms. The Company anticipates refiling the IDE submission in the third quarter of 2013. Subject to satisfaction of the FDA’s conditions, the Company plans to begin enrollment in the pivotal trial in the fourth quarter of 2013 or the first quarter of 2014. The Company will not be able to sell PerClot in the U.S. unless and until FDA approval is granted.

Management believes that PerClot revenues will increase for the remainder of 2013 as compared to the corresponding prior year periods. However, continued weak economic growth conditions and their constraining effect on hospital budgets are expected to drive continued pricing pressures, especially due to the many hemostatic agents currently competing for market share in Europe.

Revascularization Technologies

Revenues from revascularization technologies include revenues related primarily to the sale of handpieces and, in certain periods, revenues from the sale of laser consoles. Revenues from revascularization technologies increased 19% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Revenues from the sale of laser consoles were $83,000 and $144,000 for the three months ended June 30, 2013 and 2012, respectively. Revenues from the sale of handpieces increased 31% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was primarily due to a 24% increase in unit shipments of handpieces, which increased revenues by 25%, and an increase in average sales prices, which increased revenues by 6%.

Revenues from revascularization technologies increased 11% for the six months ended June 30, 2013 as compared to six months ended June 30, 2012. Revenues from the sale of laser consoles were $83,000 and $279,000 for the six months ended June 30, 2013 and 2012, respectively. Revenues from the sale of handpieces increased 22% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase was primarily due to a 14% increase in unit shipments of handpieces, which increased revenues by 14%, and an increase in average sales prices, which increased revenues by 8%. The increase in handpiece revenues was primarily due to the Company’s strategy to focus on increasing procedure volume.

Revascularization technologies revenues for the 2013 and 2012 periods discussed above consisted primarily of handpiece sales. The amount of revenues from console sales can vary significantly from quarter-to-quarter due to the long lead time required to generate sales of capital equipment. Revenues from laser consoles have been negatively impacted by the current economic environment, which makes hospitals reluctant to invest in large capital purchases.

HeRO Graft

Revenues from HeRO Grafts for the three and six months ended June 30, 2013 increased over the corresponding periods in 2012 as HeRO Grafts were not marketed by the Company for the full prior year periods. The Company began marketing HeRO Grafts following its acquisition of Hemosphere in May 2012. Revenues from HeRO Grafts include revenues related to the sale of vascular grafts, venous outflow components, and accessories, which are generally sold together as a kit. HeRO Grafts are primarily distributed in domestic markets.

HeRO Graft revenues for the three months ended June 30, 2013 increased 14% when compared to the combined pre- and post-acquisition revenues for the three months ended June 30, 2012. HeRO Graft revenues for the six months ended June 30, 2013 increased 2% when compared to the combined pre- and post-acquisition revenues for the six months ended June 30, 2012. The increase in HeRO Graft revenues compared to the combined pre- and post-acquisition prior year revenues was primarily due to an increase in the number of trained implanting doctors, primarily in areas of the U.S. where the HeRO Graft was not actively marketed prior to the Company’s acquisition.

As the HeRO Graft implant is currently performed by a relatively small number of surgeons, HeRO Graft revenues are subject to more variability quarter-to-quarter due to the timing of surgical cases. As the population of implanting doctors increases, the Company expects this variability in revenues will decrease.

Preservation Services

Revenues from preservation services decreased 6% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Revenues from preservation services decreased 3% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. These decreases were primarily due to a decrease in shipments of cardiac tissues during the current year periods. The decrease for the three months ended June 30, 2013 was also due to a decrease in shipments of vascular tissues. A detailed discussion of the changes in cardiac and vascular preservation services revenues is presented below.

Preservation services revenues, particularly revenues for certain high demand tissues, can vary from quarter-to-quarter and year-to-year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. The

Company currently believes that preservation services revenues for the full year of 2013 will be comparable to revenues for the full year of 2012; however, if CryoLife is unable to resolve the issues identified by the HTA, preservation services revenues could decrease slightly for the remainder of 2013 as compared to the corresponding periods in 2012. As only 4% of the Company’s preservation services revenues in 2012 were from tissues shipped into Europe and due to the low fees and high costs of distributing tissues into Europe, CryoLife does not believe that the HTA suspension will have a material, adverse impact on the Company’s financial condition, profitability, or cash flows. See further discussion of any specific items affecting cardiac and vascular preservation services revenues for the three and six months ended June 30, 2013 below.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, decreased 7% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decrease was primarily due to a 12% decrease in unit shipments of cardiac tissues, which decreased revenues by 9%, partially offset by an increase in average service fees, which increased revenues by 2%.

Revenues from cardiac preservation services decreased 7% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This decrease was primarily due to an 11% decrease in unit shipments of cardiac tissues, which decreased revenues 9%, partially offset by an increase in average service fees, which increased revenues by 2%.

The decrease in revenues from volume was primarily due to a decrease in volume of cardiac valve shipments. For the six months ended June 30, 2013 these decreases were partially offset by an increase in the volume of lower fee cardiac patch tissues. For both periods, the Company believes that the decrease in unit shipments of cardiac valves was primarily due to a decrease in cardiac valve shipments into Europe as a result of the HTA’s letter suspending CryoLife’s license to distribute tissue in Europe and the timing of tissue releases for shipments to domestic markets as compared to the prior year periods, which can vary as discussed above. The Company believes that the increase in unit shipments of cardiac patches for the six months ended June 30, 2013 was primarily due to timing of tissue releases in the first quarter of 2013. The Company’s cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects.

Revenues from SynerGraft processed tissues, including the CryoValve SGPV and CryoPatch SG, accounted for 52% and 51% of total cardiac preservation services revenues for the three and six months ended June 30, 2013, respectively, and 50% and 43% of total cardiac preservation services revenues for the three and six months ended June 30, 2012, respectively. Domestic revenues accounted for 97% and 94% of total cardiac preservation services revenues for the three and six months ended June 30, 2013, respectively, and 92% and 90% of total cardiac preservation services revenues for the three and six months ended June 30, 2012, respectively.

Cardiac preservation services revenues for the remainder of 2013, will likely be negatively impacted by the HTA’s letter suspending CryoLife’s license to distribute tissue in Europe, as discussed above.

Vascular Preservation Services

Revenues from vascular preservation services decreased 5% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decrease was primarily due to a 9% decrease in unit shipments of vascular tissues, which decreased revenues by 7%, partially offset by an increase in average service fees, which increased revenues by 2%.

Revenues from vascular preservation services for the six months ended June 30, 2013 were comparable to revenues for the six months ended June 30, 2012. A 4% decrease in unit shipments of vascular tissues decreased revenues by 2%, which was offset by an increase in average service fees, which increased revenues by 2%.

The decrease in vascular volume for the three and six months ended June 30, 2013 was primarily due to decreases in shipments of saphenous and femoral veins. The Company believes that the decrease in unit shipments of veins was primarily due to the timing of tissue releases for shipments to domestic markets as compared to the prior year periods, which can vary as discussed above, and to a lesser extent due to a decrease in vein shipments into Europe as a result of the HTA’s letter suspending CryoLife’s license to distribute tissue in Europe. The majority of the Company’s vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. These tissues are primarily distributed in domestic markets.

The increase in average service fees for the three and six months ended June 30, 2013 was due in part to a list fee increase for certain vascular tissues in 2013 and fee differences due to physical characteristics of vascular tissues, and due to the routine negotiation of pricing contracts with certain customers.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Cost of products	$3,721	$2,673	$7,186	$5,186

Cost of products increased 39% for both the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, respectively. Cost of products in 2013 and 2012 includes costs related to BioGlue, BioFoam, PerClot, revascularization technologies, and HeRO Grafts.

Cost of products for the three and six months ended June 30, 2013 includes $434,000 in additional costs for revascularization technologies handpieces that were made obsolete by the Company’s decision to exclusively distribute the new handpiece design, which was approved by the FDA in June 2013.

The increase in cost of products in the three and six months ended June 30, 2013 was primarily due to the write-down discussed above and the increase in sales volume of HeRO Grafts and PerClot.

Cost of Preservation Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Cost of preservation services	$8,320	$9,144	$17,115	$17,640

Cost of preservation services decreased 9% and 3% for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, respectively. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three and six months ended June 30, 2013 due to a decrease in volume of tissues shipped during the period, partially offset by an increase in the per unit cost of processing tissues primarily as a result of a change in vascular tissue mix and a write-down of certain cardiac tissues distributed in international markets which are not expected to ship prior to the expiration date of their packaging.

Gross Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Gross margin	$21,479	$21,371	$44,755	$42,663
Gross margin as a percentage of total revenues	64%	64%	65%	65%

Gross margin increased 1% and 5% for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, respectively. Gross margin increased primarily due to an increase in product revenues during the 2013 periods. Gross margin as a percentage of total revenues in the three and six months ended June 30, 2013 was comparable to the three and six months ended June 30, 2012, respectively.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

General, administrative, and marketing expenses	$ 16,932	$ 13,871	$ 34,909	$ 31,841
General, administrative, and marketing expenses as a percentage of total revenues	51%	42%	51%	49%

General, administrative, and marketing expenses increased 22% and 10% for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, respectively.

General, administrative, and marketing expenses for the three and six months ended June 30, 2013 included marketing expenses of the expanded sales staff and costs related to the transfer of HeRO Graft manufacturing operations, due to the acquisition of Hemosphere in May 2012, increased marketing costs to support revenue growth, increased general and administrative costs due to added personnel, and medical device excise taxes. Medical device excise taxes were $254,000 and $502,000 for the three and six months ended June 30, 2013, respectively, and zero for both the three and six months ended June 30, 2012.

General, administrative, and marketing expenses for both the three and six months ended June 30, 2012 were reduced by a $4.7 million gain on the settlement of the Medafor lawsuit. General, administrative, and marketing expenses for the three and six months ended June 30, 2012 included losses of $3.6 million and $4.1 million, respectively, for the lawsuit with CardioFocus related to patent infringement by the Company’s Cardiogenesis laser products, which was settled in the second quarter of 2012. Legal fees related to lawsuits, primarily the Medafor and CardioFocus lawsuits, were $2.1 million and $3.6 million for the three and six months ended June 30, 2012, respectively, and reductions to legal fees for insurance reimbursements to be received for certain litigation expenses were $3.1 million and $3.4 million for the three and six months ended June 30, 2012, respectively.

The Company expects that its general, administrative, and marketing expenses will increase for the full year 2013 as compared to 2012 primarily due to increased personnel, selling costs, and costs related to the transfer of HeRO Graft manufacturing operations, due to its acquisition of Hemosphere in May 2012, and due to the 2.3% excise tax on the sale of medical devices in the U.S. that went into effect on January 1, 2013 as part of the Patient Protection and Affordable Care Act passed in 2010. The Company expects that costs related to the transfer of HeRO Graft manufacturing operations will continue in the third quarter of 2013 and that significant costs will not continue into the fourth quarter of 2013. The Company believes that its SynerGraft processed tissues and the majority of its medical devices are subject to the medical device excise tax and that its traditionally processed tissues are not subject to the tax.

Research and Development Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Research and development expenses	$ 1,736	$ 1,670	$ 3,724	$ 3,363
Research and development expenses as a percentage of total revenues	5%	5%	5%	5%

Research and development expenses increased 4% and 11% for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, respectively. Research and development spending in these periods was primarily focused on PerClot, the Company’s tissue processing, revascularization technologies, and BioGlue and BioFoam. Due to expected increases in spending on clinical studies related to PerClot in the second half of 2013 and in 2014, the Company expects that research and development spending for the full year of 2013 and 2014 will increase materially compared to the full year of 2012.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Income before income taxes	$ 2,735	$ 5,605	$ 5,779	$ 7,186
Income tax expense	950	2,271	1,802	2,861

Net income	$ 1,785	$ 3,334	$ 3,977	$ 4,325

Diluted income per common share	$ 0.06	$ 0.12	$ 0.14	$ 0.15

Diluted weighted-average common shares outstanding	27,369	27,177	27,456	27,362

Income before income taxes decreased 51% and 20% for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, respectively. The decrease in income before income taxes for the three and six months ended June 30, 2013 was primarily due to an increase in general, administrative, and marketing expenses, partially offset by an increase in product revenues, which increased margins, as discussed above.

The Company’s effective income tax rate was approximately 35% and 31% for the three and six months ended June 30, 2013, respectively, as compared to 41% and 40% for the three and six months ended June 30, 2012, respectively. The Company’s income tax rate for the six months ended June 30, 2013 was favorably impacted by the full year 2012 research and development tax credit, which was enacted in January 2013 and, therefore, reduced the Company’s tax expense during the first quarter of 2013. The Company’s income tax rate in 2012 was negatively impacted by the absence of a research and development tax credit, which was not enacted for the 2012 tax year during 2012.

Net income and diluted income per common share decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, primarily due to the decrease in income before income taxes, as discussed above.

Diluted income per common share could be unfavorably impacted in future periods by the issuance of additional shares of common stock and favorably impacted by the Company’s repurchase of its common stock. Stock repurchases are impacted by many factors, including: stock price, available funds, and competing demands for such funds, and as a result, may be suspended or discontinued at any time.

Seasonality

The Company believes the demand for BioGlue is seasonal, with a decline in demand generally occurring in the third quarter followed by stronger demand in the fourth quarter. Management believes that this trend for BioGlue may be due to the summer holiday season in Europe and in the U.S. The Company’s market for BioGlue in Japan is still in a growth phase, however, the Company believes that demand for BioGlue in Japan may continue to be lowest in the second quarter of each year due to the slower summer holiday season in Japan.

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

The Company’s demand for its cardiac preservation services has traditionally been seasonal, with peak demand generally occurring in the third quarter. Management believes this trend for cardiac preservation services is primarily due to the high number of surgeries scheduled during the summer months for school-aged patients. Based on experience in recent years, management believes that this trend is lessening as the Company is distributing a higher percentage of its tissues to adult populations.

The Company believes the demand for its vascular preservation services is seasonal, with lowest demand generally occurring in the fourth quarter. Management believes this trend for vascular preservation services is primarily due to fewer surgeries being scheduled during the winter holiday months.

Liquidity and Capital Resources

Net Working Capital

At June 30, 2013 net working capital (current assets of $77.9 million less current liabilities of $18.8 million) was $59.1 million, with a current ratio (current assets divided by current liabilities) of 4 to 1, compared to net working capital of $56.1 million and a current ratio of 4 to 1 at December 31, 2012.

Overall Liquidity and Capital Resources

The Company’s largest cash requirement for the six months ended June 30, 2013 was cash for general working capital needs, as the Company’s accounts receivable balance increased significantly and its accrual and payable balances decreased significantly from December 31, 2012. The accounts receivable increase was due to the Company’s recent sales, which have not yet been converted to cash, along with the fact that accounts receivable as of December 31, 2012 was lower than normal due to timing of payments. The accrual and payable decrease was due to a large number of scheduled annual payments which were made in the first quarter that are not normally paid in the rest of the year. In addition, the Company’s other cash requirements included capital expenditures, repurchases of the Company’s common stock, and cash dividend payments. The Company funded its cash requirements through its existing cash reserves and its operating activities, which generated cash during the period.

CryoLife’s credit agreement with GE Capital (the “GE Credit Agreement”) provides revolving credit for working capital, acquisitions, and other corporate purposes. The borrowing capacity under the GE Credit Agreement is $20.0 million (including a letter of credit subfacility), and the GE Credit Agreement expires October 28, 2014. The borrowing capacity may be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. As a result, these funds will not be available to meet the Company’s liquidity needs during the term of the GE Credit Agreement and, as such, have been recorded as restricted cash and securities on the Company’s Summary Consolidated Balance Sheets. Also, the GE Credit Agreement requires that, after giving effect to a stock repurchase, the Company maintain liquidity, as defined in the agreement, of at least $20.0 million. As of June 30, 2013 the outstanding balance under the GE Credit Agreement was zero, and $20.0 million was available for borrowing.

In the six months ended June 30, 2013 the Company purchased approximately 229,000 shares of its common stock for an aggregate purchase price of $1.4 million. As of June 30, 2013 the Company had $13.6 million in remaining authorizations under common stock repurchase programs authorized by the Company’s Board of Directors. The Company is entitled to repurchase approximately $8.9 million in additional common stock without obtaining its lender’s consent. The purchase of shares may be made from time to time in the open market or through privately negotiated transactions, on such terms as management deems appropriate, and will be dependent upon various factors, including: price, regulatory requirements, and other market conditions.

As of June 30, 2013 approximately 12% of the Company’s cash and cash equivalents were held in foreign jurisdictions.

During 2012 the Company advanced a total of $2.0 million in debt financing to ValveXchange, Inc. (“ValveXchange”) through a revolving credit facility (the “Loan”). The Loan is secured by substantially all of the tangible and intangible assets of ValveXchange. ValveXchange is currently attempting to raise additional funds to support its operations until it can obtain a larger financing. On July 22, 2013 CryoLife notified ValveXchange that ValveXchange was in default of certain loan covenants, due to factors including ValveXchange’s failure to obtain CryoLife’s consent for a certain convertible note financing that ValveXchange obtained in July 2013. ValveXchange has 15 days to cure the defaults and, if it fails to do so, an event of default will exist. CryoLife has been in negotiations with ValveXchange to obtain certain modifications to the Loan in light of this new convertible note. However, if ValveXchange is unable to secure sufficient financing to continue its business, CryoLife may need to foreclose on the related collateral to secure repayment of the Loan. Although CryoLife currently believes that the value of the collateral is adequate to repay the Loan, there is no guarantee that the security for the notes will be sufficient to repay the Loan. If CryoLife is forced to foreclose on the Loan, it may materially, adversely impact the value of CryoLife’s preferred stock investment in ValveXchange. The Company may decide to allow ValveXchange to issue shares in payment of some or all of the outstanding debt balance in connection with a future round of financing.

The Company believes that its anticipated cash from operations and existing cash and cash equivalents will enable the Company to meet its current operational liquidity needs for at least the next twelve months. The Company’s future cash requirements are expected to include cash to fund the PerClot clinical trials, to repurchase the Company’s common stock, and to fund the cash dividend to common shareholders, and may also include cash to fund research and development expenditures for revascularization technologies and the HeRO Graft, to fund business development activities, to purchase license agreements, for general working capital needs, for capital expenditures, and for other corporate purposes. These items may have a significant impact on its cash flows during the remainder of 2013. The Company may seek additional borrowing capacity or financing pursuant to its shelf registration statement, for general corporate purposes, or to fund other future cash requirements. If the

Company undertakes further significant business development activity in 2013, it will likely need to finance such activities by drawing down monies under the GE Credit Agreement, obtaining additional debt financing, or using its shelf registration statement to sell equities.

The Company acquired net operating loss carryforwards from its acquisitions of Hemosphere and Cardiogenesis that the Company believes will reduce required cash payments for federal income taxes by approximately $1.5 million for the 2013 tax year.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $4.0 million for the six months ended June 30, 2013 as compared to $4.9 million for the six months ended June 30, 2012. The decrease in cash provided in the current year period was primarily due to the decrease in net income and an increase in working capital needs compared to the prior year period.

The Company uses the indirect method to prepare its cash flow statement and, accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items and for changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2013 these non-cash items included a favorable $2.9 million in depreciation and amortization expenses, $1.6 million in non-cash compensation, and $474,000 in deferred income taxes.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2013 these changes included unfavorable adjustments of $2.3 million due to the timing differences between the recording of receivables and the receipt of cash, and $2.1 million due to the timing differences between the recording of accounts payable, accrued expenses, and other liabilities and the actual payment of cash.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $2.4 million for the six months ended June 30, 2013 as compared to $19.3 million for the six months ended June 30, 2012. The current year cash used was primarily due to $2.3 million in capital expenditures. The prior year cash used was primarily due to the acquisition of Hemosphere.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $3.0 million for the six months ended June 30, 2013 as compared to $3.3 million for the six months ended June 30, 2012. The current year cash used was primarily due to $1.4 million in purchases of treasury stock related to the Company’s publicly announced stock repurchase plan and $1.4 million in cash dividends paid.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of June 30, 2013 are as follows (in thousands):

		Remainder of
	Total	2013	2014	2015	2016	2017	Thereafter
Operating leases	$25,317	$1,228	$2,975	$2,944	$2,861	$2,895	$12,414
Purchase commitments	4,502	2,682	1,820	—	—	—	—
Contingent payments	4,500	500	—	4,000	—	—	—
Compensation payments	1,985	—	—	—	1,985	—	—
Research obligations	2,151	730	1,318	103	—	—	—

Total contractual obligations	$38,455	$5,140	$6,113	$7,047	$4,846	$2,895	$12,414

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space, leases on Company vehicles, and leases on a variety of office equipment.

The Company’s purchase commitments include minimum purchase requirements for PerClot related to the Company’s transaction with SMI. These minimum purchases are included through 2014, as the Company expects to receive FDA approval for PerClot in 2015. Upon FDA approval, the Company may terminate its minimum purchase requirements, per the terms of the agreements between the parties, which the Company expects to do. However, if the Company does not terminate this provision, it will have minimum purchase obligations of $1.75 million per year through the end of the contract term in 2025. The Company’s purchase commitments also include obligations from agreements with suppliers.

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

Capital Expenditures

Capital expenditures for the six months ended June 30, 2013 were $2.3 million compared to $1.5 million for the six months ended June 30, 2012. Capital expenditures in the six months ended June 30, 2013 were primarily related to the routine purchases of manufacturing, tissue processing, computer, and office equipment; computer software; and leasehold improvements needed to support the Company’s business.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	Expectations regarding the accounting treatment and costs of certain transactions;

•	Expectations regarding transaction and integration costs related to the acquisition of Hemosphere;

•	Expectations regarding the potential issuance of shares by ValveXchange in payment of some or all of its outstanding debt balance in future periods;

•

The Company’s belief that PerClot will not, when introduced in the U.S. and used in accordance with the method published in the Company’s literature and with the instructions for use, infringe Medafor’s patent;

•	Expectations regarding the renewal of certain contracts;

•	Anticipated cash flow contributions of the Company’s trademarks and other acquired technology;

•	Expectations regarding net operating loss carryforwards and the related impact on the Company’s taxes;

•	Expectations regarding the attainment of the performance component of 2013 equity grants;

•	Expectations regarding the recognition of expenses related to equity grants;

•	Expectations regarding the establishment of the first HeRO Graft training center in Europe, and the HeRO Graft’s controlled market introduction and broader European launch;

•

The Company’s belief that its corrective actions will address the FDA’s notice of violations in the Warning Letter, and the Company’s belief regarding the impact on the Company of the Warning Letter and the Company’s actions regarding the Warning Letter and Form 483;

•	Expectations regarding the timing of the FDA inspection to verify the Company’s corrective actions;

•	Expectations regarding the impact of the suspension imposed by the HTA on the Company’s European preservation services revenues and its cardiac preservation services revenues;

•	The Company’s belief that the suspension imposed by the HTA will not have a material, adverse financial impact on the Company’s financial condition, profitability, or cash flows;

•

The Company’s beliefs regarding its ability to address the FDA’s Observations in the Cardiogenesis Form 483, and the impact on the Company from the Cardiogenesis Form 483 and the Company’s actions regarding the Cardiogenesis Form 483;

•	Management’s beliefs regarding BioGlue sales volume in domestic and international markets and the factors impacting such sales;

•	Management’s plans for BioGlue in Japan and China and management’s beliefs regarding international growth opportunities for BioGlue;

•

The Company’s belief that it will file a revised IDE submission for PerClot in the third quarter of 2013; and subject to satisfaction of conditions imposed by the FDA, the Company’s plans to begin enrollment in the pivotal clinical trial in the fourth quarter of 2013 or the first quarter of 2014;

•	Management’s beliefs regarding PerClot sales in the remainder of 2013, and the factors expected to drive continued pricing pressures;

•	The Company’s expectation that the variability in HeRO Graft revenues will decrease as the population of implanting doctors increases;

•	The Company’s beliefs regarding preservation services revenues for 2013;

•	The Company’s expectation that general, administrative, and marketing expenses will increase for the full year 2013 as compared to 2012, and the factors impacting such expenses;

•	Expectations regarding costs related to the transfer of HeRO Graft manufacturing operations;

•	The Company’s beliefs regarding which tissues and medical devices are subject to the 2.3% excise tax;

•

The Company’s expectations that research and development expenses for the full years of 2013 and 2014 will increase materially compared to 2012, and the factors impacting such expenses, including expected increases in spending on clinical studies related to PerClot;

•	The Company’s beliefs regarding the seasonal nature of the demand for BioGlue and its cardiac and vascular preservation services;

•	The Company’s belief that demand for BioGlue in Japan may continue to be lowest in the second quarter of each year due to the slower summer holiday season in Japan;

•	The Company’s belief that if it needs to foreclose on the ValveXchange Loan, the value of the related collateral is adequate to repay the Loan;

•	The Company’s belief that it will have sufficient cash to meet its operational liquidity needs for at least the next twelve months;

•	The Company’s future cash requirements and the impact of certain items on the Company’s cash flows;

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

•	Expectations regarding obligations for certain contingent payments and purchase commitments related to asset purchases and acquisitions, and the timing of such payments and purchases;

•	Estimated liability for uncertain tax positions and interest and penalties;

•	Anticipated impact on the Company of changes in interest rates and foreign currency exchange rates; and

•	Other statements regarding future plans and strategies, anticipated events, or trends.

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

•

Our BioGlue patent has expired in the U.S. and most of the rest of the world. Competitors may utilize the inventions disclosed in the expired patents in competing products, although the competing product will have to be approved by the appropriate regulatory authority;

•

Competitors have obtained FDA approval for indications in which BioGlue has been used off-label and for which we cannot market BioGlue, which has reduced, and could continue to reduce, the addressable procedures for BioGlue;

•

Our products and tissues are subject to many significant risks, including being recalled or placed on hold by us, the FDA or other regulatory bodies, and adverse publicity, which could lead to decreased use, additional regulatory scrutiny, or product liability lawsuits;

•

Regulatory agencies could require us to change or modify our processes, procedures, and manufacturing operations, and such agencies could reclassify or reevaluate our clearances and approvals to sell our medical devices and tissue services;

•

Our tissues, which are not sterile when processed, and our medical devices allegedly have caused, and may in the future cause, injury to patients, which has exposed, and could in the future expose, us to tissue processing and product liability claims and additional regulatory scrutiny and inspections as a result;

•

If we fail to respond to the notice of violations in the Warning Letter to the FDA’s satisfaction, we may be subject to additional regulatory action by the FDA, including recalls, injunctions and/or civil money penalties, and the demand for our products and services could be negatively impacted by adverse publicity with respect to the Warning Letter. In addition, further actions required to be taken in response to the Warning Letter could impact the availability of our products and tissues and our cost structure;

•	If we are unable to address the concerns raised by the HTA and if the suspension of the import license granted by the HTA is not lifted, our preservation services revenues could be adversely impacted;

•

We may fail to address the FDA Observations in the Cardiogenesis Form 483 to the FDA’s satisfaction, and as a result, we may be subject to additional regulatory action by the FDA. In addition actions required to be taken in response to the Cardiogenesis Form 483 could adversely impact our revascularization technologies revenues, financial condition, profitability, and cash flows;

•

Our plans, and the expected timing of such plans, regarding physician training and the introduction and distribution of the HeRO Graft in Europe may be impeded or delayed by factors beyond our control, including general economic conditions, or changed based on management’s assessment of the Company’s overall business needs at the time;

•

We will not fully realize the benefit of our investment in our distribution and license and manufacturing agreements with Starch Medical, Inc. unless we are able to obtain FDA approval to distribute PerClot in the U.S., which will require an additional commitment of funds;

•

We may be unable, in the FDA’s judgment, to satisfy the conditions imposed by the FDA as part of the conditional approval for the PerClot IDE. In addition we may ultimately be unsuccessful in our clinical trials and/or may be unable to obtain FDA approval to market and distribute PerClot in the U.S. Even if we receive FDA approval, we may be unsuccessful in our efforts to sell PerClot in the U.S. as other competing products may have penetrated the market by that time;

•

If we sell PerClot in the U.S., we will likely end up in a patent infringement lawsuit, which will be expensive, and if we lose, we may be prohibited from selling PerClot or may have to pay substantial royalties or damages when we sell PerClot;

•	We have inherited risks and uncertainties related to Cardiogenesis’ and Hemosphere’s businesses;

•

The receipt of impaired materials or supplies that do not meet our standards, the recall of materials or supplies by our vendors or suppliers, or our inability to obtain materials and supplies could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows;

•

As a result of the funding issues that have been affecting ValveXchange, our investment in ValveXchange may be further impaired, or our Loan to ValveXchange may become uncollectible, which could have a material, adverse impact on our business. If ValveXchange is unable to secure sufficient financing to continue its business, we may need to foreclose on the Loan, and there is no guarantee that the security for the notes will be sufficient to repay the Loan. If we foreclose on the Loan, it may adversely impact the value of our investment in ValveXchange;

•

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

•

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

•	Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material, adverse impact on us;

•	Key growth strategies may not generate the anticipated benefits;

•	We may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and our new products and services may not achieve market acceptance;
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

•	The success of many of our products and tissues depends upon strong relationships with physicians;

•

Our existing insurance policies may not be sufficient to cover our actual claims liability, and we may be unable to obtain future insurance policies in an amount sufficient to cover our anticipated claims at a reasonable cost or at all;

•	We are not insured against all potential losses. Natural disasters or other catastrophes could adversely impact our business;

•	Our current plans and ability to continue to pay a quarterly cash dividend may change;

•	Our credit facility, which expires in October 2014, limits our ability to pursue significant acquisitions and also may limit our ability to borrow;

•	Continued fluctuation of foreign currencies relative to the U.S. Dollar could materially, adversely impact our business;

•	Rapid technological change could cause our products and services to become obsolete; and

•	We are dependent on our key personnel.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $11.7 million and restricted cash of $5.0 million and interest paid on the Company’s variable rate line of credit as of June 30, 2013. A 10% adverse change in interest rates as compared to the rates experienced by the Company in the six months ended June 30, 2013, affecting the Company’s cash and cash equivalents, restricted cash and securities, and line of credit would not have a material impact on the Company’s financial position, profitability, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2013 affecting the Company’s balances denominated in foreign currencies would not have had a material impact on the Company’s financial position or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by the Company for the six months ended June 30, 2013 affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material impact on the Company’s financial position, profitability, or cash flows.

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These Disclosure Controls are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

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

Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2013 the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2013 there were no other changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended June 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Common Stock and Common Stock Units

Period	Total Number of Common Shares and Common Stock Units Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
04/01/13 - 04/30/13	24,525	$5.72	24,525	$13,657,139
05/01/13 - 05/31/13	6,023	5.78	6,023	13,622,333
06/01/13 - 06/30/13	—	—	—	13,622,333

Total	30,548	5.73	30,548	13,622,333

In February 2013 the Company announced that its Board of Directors had authorized the purchase of up to $15.0 million of its common stock through October 31, 2014. The purchase of shares may be made from time to time in the open market or through privately negotiated transactions, on such terms as management deems appropriate, and will be dependent upon various factors, including: price, regulatory requirements, and other market conditions. For the quarter ended June 30, 2013, the Company purchased 31,000 shares of its common stock for an aggregate purchase price of approximately $175,000.

Under the Company’s credit agreement with GE Capital, the Company is required, after giving effect to stock repurchases, to maintain liquidity, as defined within the agreement, of at least $20.0 million. The Company is entitled to repurchase up to approximately $8.9 million of common stock under the February 2013 authorization without obtaining its lender’s consent.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

10.1*	Indemnification Agreement between the Company and Starch Medical, Inc., dated May 21, 2013.
10.2*

Second Amendment, dated May 23, 2013, to the Amended and Restated Credit Agreement, dated October 28, 2011, by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, swingline lender, as letter of credit issuer, and as the agent for all lenders, and GE Capital Markets, Inc., as sole lead arranger and bookrunner

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

CRYOLIFE, INC. (Registrant)

/s/ STEVEN G. ANDERSON ---------------------------------------	/s/ D. ASHLEY LEE ---------------------------------
STEVEN G. ANDERSON	D. ASHLEY LEE
Chairman, President, and	Executive Vice President,
Chief Executive Officer	Chief Operating Officer, and
(Principal Executive Officer)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

July 25, 2013 ---------------------
DATE