Form 10-Q
period 2014-06-30
CRYOLIFE INC
filed 2014-07-24
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2014
Common Stock, $.01 par value per share	27,925,435 Shares

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

	(Unaudited)		(Unaudited)
Revenues:
Products	$20,350	$18,195	$39,805	$37,991
Preservation services	14,340	15,317	30,616	30,994
Other	—	8	—	71

Total revenues	34,690	33,520	70,421	69,056

Cost of products and preservation services:
Products	4,131	3,721	7,932	7,186
Preservation services	8,175	8,320	17,632	17,115

Total cost of products and preservation services	12,306	12,041	25,564	24,301

Gross margin	22,384	21,479	44,857	44,755

Operating expenses:
General, administrative, and marketing	17,959	16,932	36,234	34,909
Research and development	2,203	1,736	4,705	3,724

Total operating expenses	20,162	18,668	40,939	38,633

Operating income	2,222	2,811	3,918	6,122

Interest expense	(16)	54	45	104
Interest income	(45)	—	(48)	(2)
Other (income) expense, net	(111)	22	(210)	241

Income before income taxes	2,394	2,735	4,131	5,779
Income tax expense	233	950	911	1,802

Net income	$2,161	$1,785	$3,220	$3,977

Income per common share:
Basic	$0.08	$0.06	$0.12	$0.14

Diluted	$0.08	$0.06	$0.11	$0.14

Dividends declared per common share	$0.0300	$0.0275	$0.0575	$0.0525

Weighted-average common shares outstanding:
Basic	27,502	26,856	27,439	26,858
Diluted	28,317	27,369	28,382	27,456

Net income	$2,161	$1,785	$3,220	$3,977
Other comprehensive income	41	54	6	21

Comprehensive income	$2,202	$1,839	$3,226	$3,998

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2014	December 31, 2013

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,870	$37,643
Restricted cash and securities	5,973	5,350
Receivables, net	19,571	18,307
Deferred preservation costs	26,514	27,297
Inventories	12,089	9,771
Deferred income taxes	5,730	5,162
Prepaid expenses and other	5,033	2,797

Total current assets	105,780	106,327

Property and equipment, net	12,261	12,171
Goodwill	11,365	11,365
Patents, net	1,898	1,934
Trademarks and other intangibles, net	19,890	19,985
Notes receivable	2,000	2,000
Deferred income taxes	16,236	16,885
Other	4,388	4,016

Total assets	$173,818	$174,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,877	$5,514
Accrued compensation	3,699	4,886
Accrued procurement fees	5,053	5,427
Accrued expenses and other	5,106	4,579
Deferred income	398	316

Total current liabilities	19,133	20,722

Contingent consideration liability	1,588	1,884
Other	7,125	7,330

Total liabilities	27,846	29,936

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock (issued shares of 28,596 in 2014 and 28,244 in 2013)	286	282
Additional paid-in capital	131,011	128,585
Retained earnings	20,351	18,741
Accumulated other comprehensive income	13	7
Treasury stock at cost (shares of 723 in 2014 and 413 in 2013)	(5,689)	(2,868)

Total shareholders’ equity	145,972	144,747

Total liabilities and shareholders’ equity	$173,818	$174,683

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,

	2014	2013

	(Unaudited)
Net cash flows from operating activities:
Net income	$3,220	$3,977

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,937	2,940
Non-cash compensation	1,644	1,558
Deferred income taxes	81	474
Other non-cash adjustments to income	(472)	791

Changes in operating assets and liabilities:
Receivables	(1,264)	(2,279)
Deferred preservation costs and inventories	(1,731)	(259)
Prepaid expenses and other assets	(2,608)	(1,116)
Accounts payable, accrued expenses, and other liabilities	(978)	(2,051)

Net cash flows provided by operating activities	829	4,035

Net cash flows from investing activities:
Capital expenditures	(2,272)	(2,257)
Other	(1,522)	(115)

Net cash flows used in investing activities	(3,794)	(2,372)

Net cash flows from financing activities:
Cash dividends paid	(1,610)	(1,443)
Proceeds from exercise of stock options and issuance of common stock	504	242
Repurchases of common stock	(2,007)	(1,378)
Other	(672)	(406)

Net cash flows used in financing activities	(3,785)	(2,985)

Effect of exchange rate changes on cash	(23)	45

Decrease in cash and cash equivalents	(6,773)	(1,277)

Cash and cash equivalents, beginning of period	37,643	13,009

Cash and cash equivalents, end of period	$30,870	$11,732

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2013 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2013.

2. Financial Instruments

The following is a summary of the Company’s financial instruments measured at fair value (in thousands):

June 30, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$892	$—	$—	$892
U.S. Treasury debt securities	22,000	—	—	22,000
Restricted securities:
Money market funds	973	—	—	973

Total assets	$23,865	$—	$—	$23,865

Long-term liabilities:
Contingent consideration	$—	$—	$(1,588)	$(1,588)

Total liabilities	$—	$—	$(1,588)	$(1,588)

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,349	$—	$—	$5,349
Certificates of deposit	749	—	—	749
Restricted securities:
Money market funds	350	—	—	350

Total assets	$6,448	$—	$—	$6,448

Long-term liabilities:
Contingent consideration	$—	$—	$(1,884)	$(1,884)

Total liabilities	$—	$—	$(1,884)	$(1,884)

The Company used prices quoted from its investment management companies to determine the Level 1 valuation of its investments in money market funds, U.S. Treasury debt securities, and certificates of deposit. The Company recorded a contingent consideration liability, classified as Level 3, as a result of its acquisition of Hemosphere, Inc. (“Hemosphere”) in May 2012. Refer to Note 5 for further discussion of the Level 3 contingent consideration liability.

Changes in fair value of Level 3 liabilities are listed below (in thousands):

Contingent Consideration

Balance as of December 31, 2013	$1,884
Gain on remeasurement of contingent consideration	(296)

Balance as of June 30, 2014	$1,588

3. Cash Equivalents and Restricted Cash and Securities

The following is a summary of cash equivalents and restricted cash and securities (in thousands):

June 30, 2014	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$892	$—	$892
U.S. Treasury debt securities	22,000	—	22,000
Restricted cash and securities:
Cash	5,000	—	5,000
Money market funds	973	—	973

December 31, 2013	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$5,349	$—	$5,349
Certificates of deposit	749	—	749
Restricted cash and securities:
Cash	5,000	—	5,000
Money market funds	350	—	350

As of June 30, 2014 and December 31, 2013 $973,000 and $350,000, respectively, of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations. As of June 30, 2014 and December 31, 2013 $5.0 million of the Company’s cash was designated as short-term restricted cash due to a financial covenant requirement under the Company’s credit agreement with General Electric Capital Corporation (“GE Capital”), as discussed in Note 11. This restriction lapses upon expiration of the credit agreement with GE Capital on October 28, 2014.

There were no gross realized gains or losses on cash equivalents in the three and six months ended June 30, 2014 and 2013. As of June 30, 2014 $973,000 of the Company’s restricted securities had a maturity date of between three months and one year. As of December 31, 2013 $328,000 of the Company’s restricted securities had a maturity date within three months, and $22,000 of the Company’s restricted securities had a maturity date between three months and one year. As of June 30, 2014 and December 31, 2013 $5.0 million of the Company’s restricted cash had no maturity date.

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

In accordance with the terms of the HJ Agreement, CryoLife will make payments to Hancock Jaffe of up to $2.3 million during 2014, with no more than $650,000 payable in any quarter. In exchange for these payments, CryoLife will receive a designated amount of ProCol inventory for resale, including a small amount of existing commercially salable inventory and additional inventory. Additional inventory will be available as it is manufactured and after Hancock Jaffe receives U.S. Food and Drug Administration (“FDA”) approval of the Premarket Approval Supplement associated with its new manufacturing facilities. Subsequent to this initial inventory purchase, CryoLife can purchase additional units from Hancock Jaffe at an agreed upon transfer price.

As of June 30, 2014 the Company had made payments of $1.0 million to Hancock Jaffe, and it began distributing ProCol in the second quarter of 2014.

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

The fair value of the contingent consideration liability was based on unobservable inputs, including management’s estimates and assumptions about future revenues, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 2. The Company will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration liability in other (income) expense, net on the Company’s Summary Consolidated Statement of Operations and Comprehensive Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of Company revenue estimates.

The Company recorded gains of $198,000 and $296,000 in the three and six months ended June 30, 2014, respectively, and losses of $39,000 and $78,000 in the three and six months ended June 30, 2013, respectively, on the remeasurement of the contingent consideration liability. The gains and losses in the current and prior year periods are due to the effect of the passage of time on the fair value measurements and changes in the Company’s estimates. The balance of the contingent consideration liability was $1.6 million as of June 30, 2014 and $1.9 million as of December 31, 2013.

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

During the fourth quarter of 2013 the Company reevaluated its investment in ValveXchange preferred stock for impairment. Based on this analysis, the Company believed that its investment in ValveXchange was fully impaired as of December 31, 2013, and the impairment was other than temporary. Therefore, in the fourth quarter of 2013 the Company recorded an other non-operating expense of $3.2 million to write-down the remaining value of its investment in ValveXchange preferred stock. As of June 30, 2014 and December 31, 2013 the carrying value of the Company’s investment in ValveXchange preferred stock was zero.

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

The Company incurred loan origination costs, net of fees charged to ValveXchange, of approximately $117,000, which are being expensed on a straight-line basis over the expected life of the loan facility. The Company advanced $2.0 million to ValveXchange under this loan in 2012. The $2.0 million advance is recorded as long-term notes receivable on the Company’s Summary Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013.

During 2013 CryoLife repeatedly notified ValveXchange that ValveXchange was in default of certain loan covenants, due to various factors including ValveXchange’s failure to obtain CryoLife’s consent for certain convertible note financings that ValveXchange previously obtained. In April 2014, in conjunction with ValveXchange’s series B preferred stock fundraising (the “Series B”), CryoLife and ValveXchange entered into an amendment to the Loan agreement pursuant to which CryoLife waived ValveXchange’s previous Loan defaults in exchange for an agreement that 10% of any amounts raised in the Series B in excess of $1.25 million would be paid to CryoLife. As of June 30, 2014 ValveXchange had raised $1.7 million under the Series B.

Management believes that ValveXchange will continue to need additional funds to support its short-term and long-term operations, as it is currently not selling any product. Specifically, ValveXchange will need to expand its clinical trial in order to obtain approval to distribute its product in Europe. ValveXchange does not currently have the funds necessary to fund this expansion, and without this expansion, ValveXchange is not expected to be able to generate revenues. However, even if ValveXchange is able to secure additional funds, if those funds are insufficient and ValveXchange cannot meet its business obligations, CryoLife may need to foreclose on the related collateral to secure repayment of the Loan. Although CryoLife currently believes that the value of the collateral is adequate to repay the Loan, there is no guarantee that the security for the notes will be sufficient to repay the Loan. If ValveXchange is forced to cease operations or seek reorganization in bankruptcy, the Company may be unable to secure payment through seizure of the collateral.

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

On October 1, 2013 C.R. Bard, Inc. (“Bard”) completed its previously announced acquisition of the outstanding shares of Medafor common stock. The Company received an initial payment of approximately $15.4 million for its 2.4 million shares of Medafor common stock and recorded an initial gain of approximately $12.7 million on the sale in the fourth quarter of 2013. The Company could receive additional payments totaling up to $8.4 million upon the release of funds held in escrow and the satisfaction of certain contingent milestones, measurable through June 2015. The first of these additional payments, which the Company believes could be up to approximately $525,000, if released, would be received in late 2014, although this amount is subject to possible offsets. These payments will be recorded as an additional gain if, and when, received by the Company.

Legal Action

CryoLife received a letter from Medafor in September 2012 stating that PerClot®, when introduced in the U.S., will, when used in accordance with the method published in CryoLife’s literature and with the instructions for use, infringe Medafor’s (now Bard’s) U.S. patent. CryoLife does not believe that its sales of PerClot will infringe Bard’s patent.

In April 2014 the Company filed a declaratory judgment lawsuit against Bard and certain of its subsidiaries, including Medafor, in the U.S. District Court for the District of Delaware (the “Court”). CryoLife requested that the Court confirm that CryoLife’s anticipated sales of PerClot, when it is approved by the FDA, and certain of its derivative products, such as PerClot Topical, which has been cleared by the FDA, will not infringe upon the patent held by Bard and / or that the Bard patent is invalid. CryoLife and Bard have filed various motions with respect to this matter. The Court has not ruled on any of these motions and discovery has not commenced. See also Part II, Item 1, Legal Proceedings of this Form 10-Q.

8. Deferred Preservation Costs and Inventories

Deferred preservation costs at June 30, 2014 and December 31, 2013 are comprised of the following (in thousands):

	June 30, 2014	December 31, 2013

Cardiac tissues	$11,940	$12,239
Vascular tissues	14,574	15,058

Total deferred preservation costs	$26,514	$27,297

Inventories at June 30, 2014 and December 31, 2013 are comprised of the following (in thousands):

	June 30, 2014	December 31, 2013

Raw materials and supplies	$7,041	$5,706
Work-in-process	982	767
Finished goods	4,066	3,298

Total inventories	$12,089	$9,771

9. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of June 30, 2014 and December 31, 2013 the carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	June 30, 2014	December 31, 2013

Goodwill	$11,365	$11,365
Procurement contracts and agreements	2,013	2,013
Trademarks	847	841

Based on its experience with similar agreements, the Company believes that its acquired procurement contracts and agreements have an indefinite useful life, as the Company expects to continue to renew these contracts for the foreseeable future. The Company believes that its trademarks have an indefinite useful life as the Company currently anticipates that these trademarks will contribute to cash flows of the Company indefinitely.

As of June 30, 2014 and December 31, 2013 the Company’s entire goodwill balance is related to its Medical Devices segment, and there has been no change from the balance recorded as of December 31, 2013.

Definite Lived Intangible Assets

As of June 30, 2014 and December 31, 2013 the gross carrying values, accumulated amortization, and approximate amortization period of the Company’s definite lived intangible assets are as follows (in thousands):

June 30, 2014	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$14,020	$3,246	11 – 16 Years
Patents	4,340	2,442	17 Years
Distribution and manufacturing rights and know-how	4,059	845	15 Years
Customer lists and relationships	3,370	692	13 – 17 Years
Non-compete agreement	381	286	10 Years
Other	474	205	1 – 5 Years

December 31, 2013	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$14,020	$2,677	11 – 16 Years
Patents	4,348	2,414	17 Years
Distribution and manufacturing rights and know-how	3,559	714	15 Years
Customer lists and relationships	3,370	572	13 – 17 Years
Non-compete agreement	381	267	10 Years
Other	202	171	1 – 3 Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on the Company’s Summary Consolidated Statement of Operations and Comprehensive Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Amortization expense	$503	$508	$999	$1,022

As of June 30, 2014 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2014	2015	2016	2017	2018	2019
Amortization expense	$1,008	$1,986	$1,978	$1,924	$1,916	$1,909

10. Income Taxes

Income Tax Expense

The Company’s effective income tax rate was approximately 10% and 22% for the three and six months ended June 30, 2014, respectively, as compared to 35% and 31% for the three and six months ended June 30, 2013, respectively.

The Company’s income tax rate for the three and six months ended June 30, 2014 was favorably affected by the reduction of uncertain tax positions and, to a lesser extent, was unfavorably affected by the 2014 research and development tax credit, which has not yet been enacted for the 2014 tax year. The Company’s income tax rate in 2013 was favorably affected by the full year 2012 research and development tax credit, which was enacted in January 2013 and, therefore, reduced the Company’s tax expense during the first quarter of 2013.

In June 2014 the Internal Revenue Service completed a limited scope examination of certain of the Company’s federal income tax returns. At the resolution of this examination, the Company reevaluated its liabilities for uncertain tax positions, primarily related to its research and development tax credits and credit carryforwards, and, based on revised estimates and the settlement of the examination, reversed $748,000 in uncertain tax liabilities and tax expense.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generates deferred tax assets primarily as a result of book write-downs, reserves, or impairments which are not immediately deductible for tax return purposes. The Company acquired significant deferred tax assets, primarily net operating loss carryforwards, from its acquisitions of Hemosphere and Cardiogenesis Corporation in the second quarters of 2012 and 2011, respectively. The Company currently estimates that a portion of its state net operating loss carryforwards will not be recoverable and has, therefore, recorded a valuation allowance against these state net operating loss carryforwards.

As of June 30, 2014 the Company had a total of $1.5 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax asset of $22.0 million. As of December 31, 2013 the Company had a total of $1.5 million in valuation allowances against deferred tax assets and a net deferred tax asset of $22.0 million.

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

The GE Credit Agreement places limitations on the amount that the Company may borrow and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio, (ii) maintain a minimum earnings subject to defined adjustments as of specified dates, and (iii) not make or commit capital expenditures in excess of a defined limitation. The agreement also limits the payment of cash dividends, up to a maximum of
$3.5 million per year, subject to satisfaction of specified conditions. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. These amounts are recorded as restricted cash as of June 30, 2014 and December 31, 2013 on the Company’s Summary Consolidated Balance Sheets, as they are restricted for the term of the GE Credit Agreement. Also, the GE Credit Agreement requires that, after giving effect to a stock repurchase, the Company maintain liquidity, as defined within the agreement, of at least $20.0 million. The GE Credit Agreement includes customary conditions on incurring new indebtedness. Commitment fees are paid based on the unused portion of the facility. As of June 30, 2014 the Company was in compliance with the covenants of the GE Credit Agreement.

Amounts borrowed under the GE Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest as determined by GE Capital at either LIBOR, with a minimum rate of 4.25%, or GE Capital’s base rate, with a minimum rate of 3.25%, plus the applicable margin. As of June 30, 2014 and December 31, 2013 the outstanding balance of the GE Credit Agreement was zero, the aggregate interest rate was 6.50%, and the remaining availability was $20.0 million.

In April 2014 the Company and GE Capital amended the GE Credit Agreement to increase to $14.0 million the maximum amount that the Company may spend, from the date of the amendment through the end of the term of the GE Credit Agreement, to purchase or redeem common stock of the Company pursuant to a stock repurchase program. The $14.0 million maximum was sufficient to cover the remaining amount under the stock repurchase program approved by the Company’s Board of Directors in February 2013, of approximately $13.5 million at the time of the amendment, as discussed further in Note 13.

Interest Expense

Interest expense was a favorable $16,000 for the three months ended June 30, 2014 and $45,000 for the six months ended June 30, 2014. Interest expense was $54,000 and $104,000 for the three and six months ended June 30, 2013, respectively. Interest expense in all periods included interest on debt and uncertain tax positions. Interest expense for the three and six months ended June 30, 2014 was favorably affected by the reversal of interest expense related to a reduction in liability for uncertain tax positions.

12. Commitments and Contingencies

Liability Claims

The Company accrues its estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and records the related recoverable insurance amount as a component of other long-term assets, as appropriate. At June 30, 2014 and December 31, 2013 the Company’s estimated unreported loss liability was $1.5 million. The related recoverable insurance amounts were $610,000 and $580,000 as of June 30, 2014 and December 31, 2013, respectively. Further analysis indicated that the liability as of June 30, 2014 could have been estimated to be as high as $2.7 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreements

The Company’s employment agreement with its current Chief Executive Officer (“CEO”) Mr. Steven G. Anderson, as amended, confers benefits, which become payable upon the occurrence of certain events, including the voluntary retirement of Mr. Anderson or termination of his employment in conjunction with certain change in control events. As of both June 30, 2014 and December 31, 2013 the Company had $2.1 million in accrued expenses and other current liabilities on the Summary Consolidated

Balance Sheets representing benefits payable upon Mr. Anderson’s voluntary retirement, for which he is currently eligible. Mr. Anderson’s employment agreement took effect on January 1, 2013 and terminates on December 31, 2016.

In July 2014 the Company’s Board of Directors appointed Mr. J. Patrick Mackin as President and CEO effective September 2, 2014. Mr. Anderson will continue to serve CryoLife as its President and CEO until Mr. Mackin’s employment begins, and then continue as its Executive Chairman. The Company’s Board of Directors and Mr. Anderson are renegotiating his employment agreement to make appropriate adjustments in consideration of Mr. Mackin’s appointment and anticipated changes in Mr. Anderson’s job responsibilities.

As a result of his appointment, the Company entered into an employment agreement in July 2014 with Mr. Mackin, which will become effective on September 2, 2014 and has an initial three year term. Beginning on the second anniversary of the effective date, and subject to earlier termination pursuant to the agreement, the employment term will, on a daily basis, automatically extend by one day. Mr. Mackin’s employment agreement confers certain benefits which become payable upon the effective date, including the payment of a $200,000 one-time signing bonus, as well as the issuance of grants of 400,000 stock options and 250,000 performance stock awards. The agreement also contains provision for a severance payment, which would become payable upon the occurrence of certain employment termination events, including termination by the Company without cause.

13. Shareholders’ Equity

Common Stock Repurchase

In February 2013 the Company’s Board of Directors authorized the purchase of up to $15.0 million of its common stock through October 31, 2014.

In the six months ended June 30, 2014 the Company purchased approximately 227,000 shares for an aggregate purchase price of $2.0 million. As of June 30, 2014 the Company had $11.5 million in remaining authorizations under the repurchase program. For the year ended December 31, 2013 the Company purchased approximately 253,000 shares for an aggregate purchase price of $1.5 million. These shares were recorded, at cost, as part of treasury stock on the Company’s Summary Consolidated Balance Sheets.

Cash Dividends

The Company initiated a quarterly cash dividend of $0.025 per share of common stock outstanding in the third quarter of 2012, and increased this dividend to $0.0275 per share of common stock outstanding in the second quarter of 2013. In May 2014 the Board of Directors approved an increase in the quarterly cash dividend to $0.03 per share of common stock outstanding for the second quarter 2014. The Company paid dividend payments of $838,000 and $1.6 million from cash on hand for the three and six months ended June 30, 2014, respectively, and $756,000 and $1.4 million for the three and six months ended June 30, 2013, respectively. The dividend payments were recorded as a reduction to retained earnings on the Company’s Summary Consolidated Balance Sheets.

14. Stock Compensation

Overview

The Company has stock option and stock incentive plans for employees and non-employee Directors that provide for grants of restricted stock awards (“RSA”s), restricted stock units (“RSU”s), performance stock units (“PSU”s), and options to purchase shares of Company common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company also maintains a shareholder-approved Employee Stock Purchase Plan (the “ESPP”) for the benefit of its employees. The ESPP allows eligible employees the right to purchase common stock on a regular basis at the lower of 85% of the market price at the beginning or end of each offering period.

Equity Grants

During the six months ended June 30, 2014 the Compensation Committee of the Company’s Board of Directors authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 326,000 shares and had an aggregate grant date market value of $3.3 million. The PSUs granted in 2014 represent the right to receive from 50% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2014 is based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2014 calendar year. The Company currently believes that achievement of the performance component is probable, and it will reevaluate this likelihood on a quarterly basis.

During the six months ended June 30, 2013 the Compensation Committee of the Company’s Board of Directors authorized awards from approved stock incentive plans of RSAs to non-employee directors, RSUs to certain employees, and RSAs and PSUs to certain Company officers which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 395,000 shares of common stock and had an aggregate grant date market value of $2.4 million. Shares issued under the 2013 PSU awards were earned at approximately 115% of the target number of shares.

The Compensation Committee of the Company’s Board of Directors authorized, from approved stock incentive plans, grants of stock options to purchase a total of 162,000 shares to certain Company officers during both the six months ended June 30, 2014 and 2013. The exercise prices of the options were equal to the stock prices on their respective grant dates.

Employees purchased common stock totaling 59,000 and 49,000 shares in the six months ended June 30, 2014 and 2013, respectively, through the Company’s ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014

	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	.50 Years	4.25 Years	.50 Years
Expected stock price volatility	N/A	0.34	0.55	0.34
Dividends	N/A	0.99%	1.10%	0.99%
Risk-free interest rate	N/A	0.10%	1.19%	0.10%

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013

	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	.50 Years	4.25 Years	.50 Years
Expected stock price volatility	N/A	0.43	0.60	0.43
Dividends	N/A	1.61%	1.91%	1.61%
Risk-free interest rate	N/A	0.16%	0.70%	0.16%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

RSA, RSU, and PSU expense	$701	$628	$1,413	$1,263
Stock option and ESPP option expense	164	196	371	407

Total stock compensation expense	$865	$824	$1,784	$1,670

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the Company’s ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to deferred preservation costs and inventory costs. The Company capitalized $66,000 and $48,000 in the three months ended June 30, 2014 and 2013, respectively, and $140,000 and $112,000 in the six months ended June 30, 2014 and 2013, respectively, of the stock compensation expense into its deferred preservation costs and inventory costs.

As of June 30, 2014 the Company had total unrecognized compensation costs of $4.5 million related to RSAs, RSUs, and PSUs and $900,000 related to unvested stock options, before considering the effect of expected forfeitures. As of June 30, 2014 this expense is expected to be recognized over a weighted-average period of 2.00 years for stock options, 1.79 years for RSUs, 1.68 years for RSAs, and 1.23 years for PSUs.

15. Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

Basic income per common share	2014	2013	2014	2013

Net income	$2,161	$1,785	$3,220	$3,977
Net income allocated to participating securities	(38)	(40)	(60)	(91)

Net income allocated to common shareholders	$2,123	$1,745	$3,160	$3,886

Basic weighted-average common shares outstanding	27,502	26,856	27,439	26,858

Basic income per common share	$0.08	$0.06	$0.12	$0.14

	Three Months Ended June 30,		Six Months Ended June 30,

Diluted income per common share	2014	2013	2014	2013

Net income	$2,161	$1,785	$3,220	$3,977
Net income allocated to participating securities	(37)	(40)	(59)	(90)

Net income allocated to common shareholders	$2,124	$1,745	$3,161	$3,887

Basic weighted-average common shares outstanding	27,502	26,856	27,439	26,858
Effect of dilutive stock options and awards[a]	815	513	943	598

Diluted weighted-average common shares outstanding	28,317	27,369	28,382	27,456

Diluted income per common share	$0.08	$0.06	$0.11	$0.14

a     The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to income per common share. Accordingly, stock options to purchase a weighted-average 485,000 shares and 182,000 shares for the three and six months ended June 30, 2014, respectively, and 1.3 million shares and 1.2 million shares for the three and six months ended June 30, 2013, respectively, were excluded from the calculation of diluted weighted-average common shares outstanding.

16. Segment Information

The Company has two reportable segments organized according to its products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), PerClot, revascularization technologies, HeRO Graft, and other products. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

The primary measure of segment performance, as viewed by the Company’s management, is segment gross margin, or net external revenues less cost of products and preservation services. The Company does not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Revenues:
Medical devices	$20,350	$18,195	$39,805	$37,991
Preservation services	14,340	15,317	30,616	30,994
Other[a]	—	8	—	71

Total revenues	34,690	33,520	70,421	69,056

Cost of products and preservation services:
Medical devices	4,131	3,721	7,932	7,186
Preservation services	8,175	8,320	17,632	17,115

Total cost of products and preservation services	12,306	12,041	25,564	24,301

Gross margin:
Medical devices	16,219	14,474	31,873	30,805
Preservation services	6,165	6,997	12,984	13,879
Other[a]	—	8	—	71

Total gross margin	$22,384	$21,479	$44,857	$44,755

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Products:
BioGlue and BioFoam	$15,389	$13,542	$30,629	$29,006
PerClot	1,143	940	2,059	1,804
Revascularization technologies	2,084	2,293	3,768	4,484
HeRO Graft	1,705	1,420	3,320	2,697
Other products	29	—	29	—

Total products	20,350	18,195	39,805	37,991

Preservation services:
Cardiac tissue	6,454	6,818	13,644	13,463
Vascular tissue	7,886	8,499	16,972	17,531

Total preservation services	14,340	15,317	30,616	30,994

Other[a]	—	8	—	71

Total revenues	$34,690	$33,520	$70,421	$69,056

[a]	The “Other” designation includes grant revenue.

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

During the quarter ended June 30, 2014 CryoLife reported record second quarter revenues of $34.7 million, a 3% increase over the quarter ended June 30, 2013. This increase was primarily due to an increase in BioGlue revenues, partially offset by a decrease in cardiac and vascular preservation services revenues. CryoLife’s new product portfolio performed well during the quarter, as CryoLife reported the highest quarterly revenues for its PerClot and HeRO Graft products since it began distribution of those product lines.

See the “Results of Operations” section below for additional analysis of the three and six months ended June 30, 2014.

Recent Events

Appointment of J. Patrick Mackin as President and CEO

In July 2014 the Company’s Board of Directors appointed Mr. J. Patrick Mackin as President and Chief Executive Officer (“CEO”) effective September 2, 2014. Mr. Mackin is expected to be appointed to the Company’s Board of Directors after his employment begins. Mr. Steven G. Anderson will continue to serve CryoLife as its President and CEO until Mr. Mackin’s employment begins and then continue as its Executive Chairman. Mr. Mackin joins CryoLife from Medtronic, Inc. (“Medtronic”), where he most recently served as President of Cardiac Rhythm Disease Management, Medtronic’s largest operating division. Mr. Mackin is a highly respected professional with more than 20 years of medical device industry experience.

Regulatory Activity

In January 2013 CryoLife received a warning letter (“Warning Letter”) from the U.S. Food and Drug Administration (“FDA”). The Warning Letter followed a Form 483, Notice of Inspectional Observations, from the FDA (“2012 CryoLife Form 483”), related to a routine quality system inspection of the Company’s facilities by the FDA in September and October 2012.

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

The Company responded to the 2014 CryoLife Form 483 on April 10, 2014 and provided updates on May 30, 2014 and July 15, 2014, and communications with the FDA related to these observations are ongoing. As part of the Company’s response to the 2014 CryoLife Form 483, the Company voluntarily restricted the distribution of certain cardiac and vascular tissues during the second quarter of 2014 while it performed a review of its internal training programs. The Company gradually resumed shipments of tissues during the second quarter of 2014, in accordance with its procedures, as it completed its training program review. Preservation services revenues were negatively impacted during the first two months of the second quarter as a result of reduced tissue availability during this review period. See the “Results of Operations” section below for additional discussion of preservation services revenues for the three and six months ended June 30, 2014. The Company also made changes to its procedures and incurred additional costs during the second quarter of 2014 to address the FDA’s observations. These efforts and additional costs are ongoing and are expected to continue through the end of 2014.

The Company believes that the changes it has implemented, and will implement, will adequately address the FDA’s observations; however, it is possible that the Company may not be able to do so in a manner satisfactory to the FDA, and the FDA could issue a warning letter or take other enforcement or regulatory actions, including requiring a recall or manufacturing hold. In addition to the efforts discussed above, it is possible that actions that the FDA may take, or that the Company may be required to take, in response to the 2014 CryoLife Form 483 could materially, adversely affect the Company’s revenues, financial condition, profitability, and / or cash flows in future periods.

Regulatory Status of the CryoValve SGPV

On February 20, 2003 the Company received a letter from the FDA stating that a 510(k) premarket notification should be filed for the Company’s decellularized CryoValve SGPV. On November 3, 2003 the Company filed a 510(k) premarket notification, which was cleared by the FDA on February 7, 2008. At the FDA’s request, CryoLife committed to conducting a post-clearance study to collect long-term clinical data for the CryoValve SGPV. The follow-up study will include a minimum of 800 patient years. The Company anticipates submitting the favorable results of this study to the FDA by December 31, 2014.

On April 4, 2014 the FDA provided notice in the Federal Register that it intended to hold an advisory panel meeting to consider reclassification of more than minimally manipulated (“MMM”) allograft heart valves, which includes CryoLife’s CryoValve SGPV. MMM allograft heart valves are currently an unclassified medical device with special conditions. The FDA is proposing that MMM allograft heart valves be classified as a class III medical device. The FDA subsequently postponed the advisory panel meeting but has indicated that the meeting will be rescheduled for later in 2014. If the FDA should reclassify CryoLife’s CryoValve SGPV as a class III medical device, the Company will be required to file for and obtain a Premarket Approval (“PMA”) within thirty months following the date such reclassification rule is published in order to continue providing these tissues to customers. The costs associated with obtaining such a PMA and the potential impact upon our tissue revenues if there were delays in obtaining the PMA or if the Company were unsuccessful in obtaining the PMA could materially, adversely affect the Company’s revenues, financial condition, profitability, and / or cash flows in future periods.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2013. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company did not experience any significant changes during the quarter ended June 30, 2014 in any of its Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements

There are no new accounting pronouncements relevant to the Company that management anticipates implementing during the year ending December 31, 2014.

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended June 30,		Revenues as a Percentage of Total Revenues for the Three Months Ended June 30,

	2014	2013	2014	2013

Products:
BioGlue and BioFoam	$15,389	$13,542	45%	40%
PerClot	1,143	940	3%	3%
Revascularization technologies	2,084	2,293	6%	7%
HeRO Graft	1,705	1,420	5%	4%
Other products	29	—	—%	—%

Total products	20,350	18,195	59%	54%

Preservation services:
Cardiac tissue	6,454	6,818	18%	20%
Vascular tissue	7,886	8,499	23%	26%

Total preservation services	14,340	15,317	41%	46%

Other	—	8	—%	—%

Total	$34,690	$33,520	100%	100%

	Revenues for the Six Months Ended June 30,		Revenues as a Percentage of Total Revenues for the Six Months Ended June 30,

	2014	2013	2014	2013

Products:
BioGlue and BioFoam	$30,629	$29,006	44%	42%
PerClot	2,059	1,804	3%	3%
Revascularization technologies	3,768	4,484	5%	6%
HeRO Graft	3,320	2,697	5%	4%
Other products	29	—	—%	—%

Total products	39,805	37,991	57%	55%

Preservation services:
Cardiac tissue	13,644	13,463	19%	20%
Vascular tissue	16,972	17,531	24%	25%

Total preservation services	30,616	30,994	43%	45%

Other	—	71	—%	—%

Total	$70,421	$69,056	100%	100%

Revenues increased 3% and 2% for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, respectively. A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2014 is presented below.

Products

Revenues from products increased 12% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Revenues from products increased 5% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. These increases were primarily due to an increase in BioGlue revenues. A detailed discussion of the changes in product revenues for BioGlue and BioFoam, PerClot, revascularization technologies, and HeRO Graft is presented below.

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

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 14% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This increase was primarily due to an 11% increase in the volume of milliliters sold, which increased revenues by 11%, an increase in average sales prices, which increased revenues by 2%, and the favorable effect of foreign currency exchange, which increased revenues by 1%.

Revenues from the sale of surgical sealants increased 6% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This increase was primarily due to a 3% increase in the volume of milliliters sold, which increased revenues by 3%, an increase in average sales prices, which increased revenues by 2%, and the favorable effect of foreign currency exchange, which increased revenues by 1%.

The increase in sales volume of surgical sealants for the three months ended June 30, 2014 was due to an increase in shipments of BioGlue in both domestic and international markets, primarily Japan, the U.S., and Western Europe. The increase in sales volume of surgical sealants for the six months ended June 30, 2014 was due to an increase in shipments of BioGlue in both domestic and international markets, primarily the U.S. and Western Europe, partially offset by decreases in Japan and Latin America. The decrease in year-to-date BioGlue revenues in Japan and Latin America was due to variability in ordering patterns, which affected revenues in the first quarter of 2014.

The increase in average sales prices for the three and six months ended June 30, 2014 was primarily due to list price increases in domestic markets and due to the routine negotiation of pricing contracts with certain customers.

Revenues from shipments to Japan were $955,000 and $491,000 for the three months ended June 30, 2014 and 2013, respectively, and $2.5 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively. Management currently believes that BioGlue sales will be positively affected by increased shipments to Japan for the full year 2014, as compared to 2013, although this increase is expected to be less than the increase experienced in 2013 over 2012. Management is currently seeking expanded indications for BioGlue in Japan and regulatory approval for BioGlue in China and, if successful, believes this will provide additional international growth opportunities for BioGlue in future years.

Domestic revenues accounted for 56% of total BioGlue revenues for both the three and six months ended June 30, 2014, and 59% and 55% of total BioGlue revenues for the three and six months ended June 30, 2013, respectively. BioFoam sales accounted for less than 1% of surgical sealant sales for each of the three and six months ended June 30, 2014 and 2013. BioFoam is currently approved for sale in certain international markets.

PerClot

Revenues from the sale of PerClot increased 22% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This increase was primarily due to a 32% increase in the volume of grams sold, which increased revenues by 25%, and the favorable effect of foreign currency exchange, which increased revenues 3%, partially offset by a decrease in average selling prices, which decreased revenues by 6%.

Revenues from the sale of PerClot increased 14% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This increase was primarily due to a 27% increase in the volume of grams sold, which increased revenues by 19%, and the favorable effect of foreign currency exchange, which increased revenues 2%, partially offset by a decrease in average selling prices, which decreased revenues 7%.

Revenues during these periods were for sales in certain international markets, as PerClot was only recently approved for limited domestic distribution for topical indications, as discussed below. These increases were primarily due to increased sales in the Company’s direct markets in Europe, partially due to volume growth and new surgical indications. The Company expects that overall PerClot revenues will increase in 2014, as compared to 2013; however, revenues may show some variability from quarter-to-quarter.

In March 2014 CryoLife received approval of its investigational device exemption (“IDE”) for PerClot from the FDA. This approval allows the Company to begin its pivotal clinical trial to gain approval to commercialize PerClot in the U.S. The Company plans to begin enrollment in the trial in the second half of 2014 and currently expects to receive PMA from the FDA in the first half of 2016.

In April 2014 CryoLife received 510(k) clearance for PerClot Topical from the FDA, which allows CryoLife to begin commercialization of PerClot Topical in the U.S. The Company plans to begin shipping PerClot Topical in the second half of 2014.

Revascularization Technologies

Revenues from revascularization technologies include revenues related primarily to the sale of handpieces and, in certain periods, revenues from the sale of laser consoles. Revenues from revascularization technologies decreased 9% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Revenues from the sale of laser consoles were zero and $83,000 for the three months ended June 30, 2014 and 2013, respectively. Revenues from the sale of handpieces decreased 6% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This decrease was primarily due to a 9% decrease in unit shipments of handpieces, which decreased revenues by 10%, partially offset by an increase in average sales prices, which increased revenues by 4%.

Revenues from revascularization technologies decreased 16% for the six months ended June 30, 2014, as compared to six months ended June 30, 2013. Revenues from the sale of laser consoles were $57,000 and $83,000 for the six months ended June 30, 2014 and 2013, respectively. Revenues from the sale of handpieces decreased 17% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This decrease was primarily due to a 19% decrease in unit shipments of handpieces, which decreased revenues by 19%, and an increase in average sales prices, which increased revenues by 2%.

In June 2013 the FDA approved the Company’s new handpiece design, and the Company made the decision to exclusively distribute the new handpiece beginning late in the second quarter of 2013. Following the rollout of the new handpiece, the Company’s handpiece revenues decreased sequentially in the third and the fourth quarters of 2013, due to the slower than anticipated adoption of the new handpiece design. This decrease in handpiece revenues slowed in the first quarter of 2014. Handpiece revenues increased 33% for the three months ended June 30, 2014, as compared to the three months ended March 31, 2014. Management currently believes that handpiece sales will increase in the second half of 2014, as compared to the second half of 2013, as the new handpiece becomes more widely used and adopted.

The amount of revenues from laser console sales can vary significantly from quarter-to-quarter due to the long lead time required to generate sales of capital equipment.

HeRO Graft

Revenues from HeRO Grafts include revenues related to the sale of vascular grafts, venous outflow components, and accessories, which are generally sold together as a kit. HeRO Grafts are primarily distributed in domestic markets as a solution for ESRD in certain hemodialysis patients. HeRO Graft revenues for the three months ended June 30, 2014 increased 20%, as compared to the three months ended June 30, 2013. HeRO Graft revenues for the six months ended June 30, 2014 increased 23%, as compared to the six months ended June 30, 2013, primarily due to an increase in the volume of kits sold as a result of an increase in procedure volume and an increase in the number of implanting physicians.

Management currently expects that overall HeRO Graft revenues will increase in 2014, as compared to 2013. However, because the HeRO Graft implant is currently performed by a relatively small number of physicians, HeRO Graft revenues are subject to variability quarter-to-quarter due to the timing of surgical cases. As the population of implanting physicians increases, the Company expects this variability in revenues will decrease.

Preservation Services

Revenues from preservation services decreased 6% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Revenues from preservation services decreased 1% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease in preservation services revenues was primarily due to a decrease in vascular tissue service revenues for the three and six month periods, and also due to a decrease in cardiac tissue services revenues during the three month period.

During the second quarter of 2014 the Company voluntarily restricted the distribution of certain cardiac and vascular tissues while it performed a review of its internal training programs. The Company gradually resumed shipments of tissues during the second quarter of 2014, in accordance with its procedures, as it completed its training program review, and the restriction is no longer in effect. Preservation services revenues were negatively impacted, primarily during the first two months of the second quarter, as a result of reduced tissue availability during this review period. The Company does not believe that it will fully recover this shortfall in revenues from the second quarter of 2014 during the remainder of the year. The Company believes that preservation services revenues in the second half of 2014 will be comparable to, or increase slightly as compared to, revenues in the second half of 2013. A detailed discussion of the changes in cardiac and vascular preservation services revenues is presented below.

Preservation services revenues, particularly revenues for certain high-demand tissues, can vary from quarter-to-quarter and year-to-year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion of any specific items affecting cardiac and vascular preservation services revenues for the three and six months ended June 30, 2014 below.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, decreased 5% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This decrease was primarily due to a 9% decrease in unit shipments of cardiac tissues, which decreased revenues by 11%, partially offset by an increase in average service fees, which increased revenues by 6%.

Revenues from cardiac preservation services increased 1% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This increase was primarily due to an increase in average service fees, which increased revenues by 6%, largely offset by a 2% decrease in unit shipments of cardiac tissues, which decreased revenues 5%.

The decrease in volume for the three and six months ended June 30, 2014 was primarily due to a decrease in volume of cardiac valve shipments, largely as a result of the timing of tissue releases for shipments to domestic markets, as compared to the prior year periods, which were impacted by reduced tissue availability as discussed above, and, to a lesser extent, a decrease in shipments into Europe. During the six months ended June 30, 2014 the Company’s revenues from shipments of cardiac tissues into Europe were $148,000, as compared to $390,000 in the corresponding period in 2013. The Company ceased the distribution of tissues into Europe as of March 31, 2014.

The increase in average service fees for the three and six months ended June 30, 2014 was primarily due to list fee increases in domestic markets that took effect in July 2013 and due to the routine negotiation of pricing contracts with certain customers.

Revenues from SynerGraft processed tissues, including the CryoValve SGPV and CryoPatch SG, accounted for 63% and 60% of total cardiac preservation services revenues for the three and six months ended June 30, 2014, respectively, and 52% and 51% of total cardiac preservation services revenues for the three and six months ended June 30, 2013, respectively. Domestic revenues accounted for 97% and 96% of total cardiac preservation services revenues for the three and six months ended June 30, 2014, respectively, and 97% and 94% of total cardiac preservation services revenues for the three and six months ended June 30, 2013, respectively.

The Company’s cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects.

The Company expects that overall cardiac preservation services revenues in the second half of 2014 will be comparable to the revenues in 2013, notwithstanding the cessation of tissue shipments to Europe.

Vascular Preservation Services

Revenues from vascular preservation services decreased 7% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This decrease was primarily due to an 11% decrease in unit shipments of vascular tissues, which decreased revenues by 13%, partially offset by an increase in average service fees, which increased revenues by 6%.

Revenues from vascular preservation services decreased 3% for the six months ended June 30, 2014, as compared to revenues for the six months ended June 30, 2013. This decrease was primarily due to a 9% decrease in unit shipments of vascular tissues, which decreased revenues by 9%, partially offset by an increase in average service fees, which increased revenues by 6%.

The decrease in vascular volume for the three and six months ended June 30, 2014 was primarily due to decreases in shipments of saphenous veins, which was impacted by reduced tissue availability as discussed above.

The increase in average service fees for the three and six months ended June 30, 2014 was primarily due to list fee increases in domestic markets that took effect in July 2013, fee differences due to physical characteristics of vascular tissues, and the routine negotiation of pricing contracts with certain customers.

The majority of the Company’s vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. These tissues are primarily distributed in domestic markets.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Cost of products	$4,131	$3,721	$7,932	$7,186

Cost of products increased 11% and 10% for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, respectively. Cost of products in 2014 and 2013 includes costs related to BioGlue, BioFoam, PerClot, revascularization technologies, HeRO Grafts, and other products.

The increase in cost of products in the three and six months ended June 30, 2014 was primarily due to the increase in the per unit cost of manufacturing HeRO Grafts, as a result of the transfer of manufacturing to a new location and lower manufacturing throughput, and, to a lesser extent, due to the increase in the cost of manufacturing BioGlue and an increase in the volume of products sold. Cost of products for the three and six months ended June 30, 2013 includes $434,000 in additional costs for revascularization technologies handpieces that were made obsolete by the Company’s decision to exclusively distribute the new handpiece design, which was approved by the FDA in June 2013.

Cost of Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Cost of preservation services	$8,175	$8,320	$17,632	$17,115

Cost of preservation services decreased 2% and increased 3% for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, respectively. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three months ended June 30, 2014 primarily due to a decrease in volume of tissues shipped during the period, partially offset by an increase in the per unit cost of processing tissues, as a result of lower processing throughput of tissues and an increase in the cost of materials. Cost of preservation services increased in the six months ended June 30, 2014 due to an increase in the per unit cost of processing tissue, partially offset by a decrease in volume of tissues shipped during the period.

Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Gross margin	$22,384	$21,479	$44,857	$44,755
Gross margin as a percentage of total revenues	65%	64%	64%	65%

Gross margin increased 4% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Gross margin for the six months ended June 30, 2014 was comparable to gross margin for the six months ended June 30, 2013. Gross margin as a percentage of total revenues in the three and six months ended June 30, 2014 was comparable to the three and six months ended June 30, 2013, respectively.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

General, administrative, and marketing expenses	$17,959	$16,932	$36,234	$34,909
General, administrative, and marketing expenses as a percentage of total revenues	52%	51%	51%	51%

General, administrative, and marketing expenses increased 6% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. General, administrative, and marketing expenses increased 4% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase in general, administrative, and marketing expenses in the current year periods was due to increased expenses to support the Company’s increasing revenue base, international expansion, new product offerings, and increasing employee headcount.

The Company expects that its general, administrative, and marketing expenses will increase for the full year 2014, as compared to 2013 due to the factors discussed above and due to additional executive compensation expense related to the appointment of Mr. Mackin as President and CEO effective September 2, 2014. In addition, the effects of business development expenses or legal fees could further increase expenses. As discussed in Part II, Item 1, Legal Proceedings, in the second quarter of 2014 the Company filed a declaratory judgment action against C.R. Bard, Inc. (“Bard”) and certain of its subsidiaries. Management expects this litigation to be protracted and the costs associated with it during 2014 will be material.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Research and development expenses	$2,203	$1,736	$4,705	$3,724
Research and development expenses as a percentage of total revenues	6%	5%	7%	5%

Research and development expenses increased 27% and 26% for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, respectively. Research and development spending in these periods was primarily focused on clinical and pre-clinical work with respect to PerClot, the Company’s tissue processing, and BioGlue and BioFoam. The Company expects that research and development spending will increase materially for the full year of 2014, as compared to 2013, due to planned increases in spending on PerClot clinical studies.

Earnings

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Income before income taxes	$2,394	$2,735	$4,131	$5,779
Income tax expense	233	950	911	1,802

Net income	$2,161	$1,785	$3,220	$3,977

Diluted income per common share	$0.08	$0.06	$0.11	$0.14

Diluted weighted-average common shares outstanding	28,317	27,369	28,382	27,456

Income before income taxes decreased 12% and 29% for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, respectively. The decrease in income before income taxes for the three and six months ended June 30, 2014 was primarily due to an increase in operating expenses, as discussed above, partially offset by increased revenues.

The Company’s effective income tax rate was approximately 10% and 22% for the three and six months ended June 30, 2014, respectively, as compared to 35% and 31% for the three and six months ended June 30, 2013, respectively.

In June 2014 the Internal Revenue Service completed a limited scope examination of certain of the Company’s federal income tax returns. At the resolution of this examination, the Company reevaluated its liabilities for uncertain tax positions, primarily related to its research and development tax credits and credit carryforwards, and, based on revised estimates and the settlement of the examination, reversed $748,000 in uncertain tax liabilities and tax expense.

The Company’s income tax rate for the three and six months ended June 30, 2014 was favorably affected by the reduction of uncertain tax positions, and, to a lesser extent, was unfavorably affected by the 2014 research and development tax credit, which has not yet been enacted for the 2014 tax year. The Company’s income tax rate in 2013 was favorably impacted by the full year 2012 research and development tax credit, which was enacted in January 2013 and, therefore, reduced the Company’s tax expense during the first quarter of 2013.

Net income and diluted income per common share increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to the favorable effect of the decrease in income tax expense, partially offset by a decrease in income before income taxes, as discussed above. Net income and diluted income per common share decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to the decrease in income before income taxes, partially offset by the favorable effect of the decrease in income tax expense, as discussed above.

Diluted income per common share could be unfavorably affected in future periods by the issuance of additional shares of common stock and favorably affected by the Company’s repurchase of its common stock. Stock repurchases are influenced by many factors, including stock price, available funds, and competing demands for such funds, and as a result, may be suspended or discontinued at any time.

Seasonality

The Company believes the demand for BioGlue is seasonal, with a decline in demand generally occurring in the third quarter followed by stronger demand in the fourth quarter. Management believes that this trend for BioGlue may be due to the summer holiday season in Europe and in the U.S. The Company’s market for BioGlue in Japan is still in a growth phase; however, the Company believes that demand for BioGlue in Japan may continue to be lowest in the second quarter of each year due to distributor ordering patterns driven by the slower summer holiday season in Japan.

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

Liquidity and Capital Resources

Net Working Capital

At June 30, 2014 net working capital (current assets of $105.8 million less current liabilities of $19.1 million) was $86.7 million, with a current ratio (current assets divided by current liabilities) of 6 to 1, compared to net working capital of $85.6 million and a current ratio of 5 to 1 at December 31, 2013.

Overall Liquidity and Capital Resources

The Company’s largest cash requirement for the six months ended June 30, 2014 was cash for general working capital needs, as certain of the Company’s current asset balances increased significantly from December 31, 2013. These increases are primarily due to the Company’s recent sales, which have not yet been converted to cash, payment of the Company’s annual insurance policy renewals, and cash advances related to the Company’s new ProCol product line. In addition, the Company’s other cash requirements included capital expenditures, common stock repurchases, and cash dividend payments. The Company funded its cash requirements through its existing cash reserves.

CryoLife’s credit agreement with General Electric Capital Corporation, as amended (the “GE Credit Agreement”), provides revolving credit for working capital, acquisitions, and other corporate purposes. The borrowing capacity under the GE Credit Agreement, which expires October 28, 2014, is $20.0 million (including a letter of credit subfacility). The borrowing capacity may be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which General Electric Capital Corporation has a first priority perfected lien. As a result, these funds will not be available to meet the Company’s liquidity needs during the term of the GE Credit Agreement and, as such, have been recorded as restricted cash and securities on the Company’s Consolidated Balance Sheets. Also, the GE Credit Agreement requires that, after giving effect to a stock repurchase, the Company maintain liquidity, as defined in the agreement, of at least $20.0 million. As of June 30, 2014 the outstanding balance under the GE Credit Agreement was zero, and $20.0 million was available for borrowing.

In the six months ended June 30, 2014 the Company purchased approximately 227,000 shares of its common stock for an aggregate purchase price of $2.0 million. As of June 30, 2014 the Company had $11.5 million in remaining authorizations under common stock repurchase programs authorized by the Company’s Board of Directors. The purchase of shares may be made from time to time in the open market or through privately negotiated transactions, on such terms as management deems appropriate, and will be dependent upon various factors, including: price, regulatory requirements, and other market conditions.

As of June 30, 2014 approximately 6% of the Company’s cash and cash equivalents were held in foreign jurisdictions.

On October 1, 2013 Bard completed its previously announced acquisition of the outstanding shares of Medafor common stock. The Company received an initial payment of approximately $15.4 million for its 2.4 million shares of Medafor common stock and recorded an initial gain of approximately $12.7 million on the sale in the fourth quarter of 2013. The Company could receive additional payments totaling up to $8.4 million upon the release of funds held in escrow and the satisfaction of certain contingent milestones, measurable through June 2015. The first of these additional payments, which the Company believes could be up to approximately $525,000, if released, would be received in late 2014, although this amount is subject to possible offsets. These payments will be recorded as an additional gain if, and when, received by the Company.

As discussed elsewhere in this Form 10-Q, in September 2012, CryoLife received a letter from Medafor stating that PerClot, when introduced in the U.S and used in accordance with the method published in CryoLife’s literature and with the instructions for use, will infringe Medafor’s (now Bard’s) U.S. patent. CryoLife does not believe that its sales of PerClot will infringe Bard’s patent. Accordingly, in April 2014 the Company filed a declaratory judgment action against Bard and certain of its subsidiaries, including Medafor, in federal court, requesting that the court confirm that CryoLife’s anticipated sales of PerClot and certain of its derivative products, such as PerClot Topical, will not infringe upon the patent held by Bard and/or that the Bard patent is invalid. Management expects this litigation to be protracted and the costs associated with it during 2014 will be material.

In March 2014 CryoLife received approval of its IDE for PerClot from the FDA. This approval allows the Company to begin its pivotal clinical trial to gain approval to commercialize PerClot in the U.S. The Company plans to begin enrollment in the trial in the second half of 2014. Management believes that the costs of this clinical trial will be material in 2014. In April 2014 CryoLife received 510(k) clearance from the FDA to market PerClot Topical, a version of the Company’s PerClot product, which will be manufactured by the Company at its headquarters and labeled for use in certain topical indications. As a result of this recent approval and clearance, CryoLife paid $1.0 million to SMI in the second quarter of 2014 pursuant to the terms of the agreements between CryoLife and SMI.

In March 2014 CryoLife acquired the exclusive worldwide distribution rights for ProCol from Hancock Jaffe Laboratories, Inc. (“Hancock Jaffe”). CryoLife will make payments to Hancock Jaffe of up to $2.3 million during 2014, with no more than $650,000 payable in any quarter. As of June 30, 2014 the Company had made payments of $1.0 million to Hancock Jaffe, and it began distributing ProCol in the second quarter of 2014.

During 2012 the Company advanced a total of $2.0 million in debt financing to ValveXchange, Inc. (“ValveXchange”) through a revolving credit facility (the “Loan”). The Loan is secured by substantially all of the tangible and intangible assets of ValveXchange. ValveXchange will continue to need additional funds to support its short-term and long-term operations, as it is currently not selling any product. Specifically, ValveXchange will need to expand its clinical trial in order to obtain approval to distribute its product in Europe. ValveXchange does not currently have the funds necessary to fund this expansion, and without this expansion, ValveXchange is not expected to be able to generate revenues. However, even if ValveXchange is able to secure additional funds, if those funds are insufficient and ValveXchange cannot meet its business obligations, CryoLife may need to foreclose on the related collateral to secure repayment of the Loan. Although CryoLife currently believes that the value of the collateral is adequate to repay the Loan, there is no guarantee that the security for the notes will be sufficient to repay the Loan. If

ValveXchange is forced to cease operations or to seek reorganization in bankruptcy, the Company may be unable to secure payment through seizure of the collateral.

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

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $829,000 for the six months ended June 30, 2014, as compared to $4.0 million for the six months ended June 30, 2013.

The Company uses the indirect method to prepare its cash flow statement and, accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items and for changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2014 these non-cash items included a favorable $2.9 million in depreciation and amortization expenses and $1.6 million in non-cash compensation.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2014 these changes included unfavorable adjustments of $1.3 million due to the timing differences between the recording of receivables and the receipt of cash, increased balances of $1.7 million in inventory and deferred preservation costs, and $2.6 million in prepaid expenses and other assets for which payments have already been made.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $3.8 million for the six months ended June 30, 2014, as compared to $2.4 million for the six months ended June 30, 2013. The current year cash used was primarily due to $2.3 million in capital expenditures.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $3.8 million for the six months ended June 30, 2014, as compared to $3.0 million for the six months ended June 30, 2013. The current year cash used was primarily due to $1.6 million in cash dividends paid and $2.0 million in purchases of treasury stock related to the Company’s publicly announced stock repurchase plan.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Capital Expenditures

Capital expenditures were $2.3 million for both the six months ended June 30, 2014 and 2013. Capital expenditures in the six months ended June 30, 2014 were primarily related to the routine purchases of manufacturing and tissue processing equipment, including support for the Company’s HeRO Graft and PerClot product lines; revascularization technologies lasers; leasehold improvements needed to support the Company’s business; computer software; and computer and office equipment.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of June 30, 2014 were as follows (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter

Operating leases	$23,915	$1,357	$3,217	$3,143	$3,042	$3,031	$10,125
Purchase commitments	4,797	3,084	1,713	—	—	—	—
Contingent payments	3,648	148	—	3,500	—	—	—
Compensation payments	1,985	—	—	—	1,985	—	—
Research obligations	2,164	1,428	655	81	—	—	—

Total contractual obligations	$36,509	$6,017	$5,585	$6,724	$5,027	$3,031	$10,125

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space, leases on Company vehicles, and leases on a variety of office equipment.

The Company’s purchase commitments include minimum purchase requirements for PerClot related to the Company’s transaction with SMI. These minimum purchases are included through 2015, which assumes that the Company receives FDA approval for PerClot in the first half of 2016. Upon FDA approval, the Company may terminate its minimum purchase requirements, per the terms of the agreements between the parties, which the Company expects to do. However, if the Company does not terminate this provision, it will have minimum purchase obligations of up to $1.75 million per year through the end of the contract term in 2025. The Company’s purchase commitments also include obligations to purchase ProCol from Hancock Jaffe and obligations from agreements with other suppliers.

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

The Company’s compensation payment obligations represent estimated payments for post-employment benefits for the Company’s current CEO, Mr. Steven G. Anderson. In July 2014 the Company’s Board of Directors appointed Mr. J. Patrick Mackin as President and CEO effective September 2, 2014. Mr. Anderson will continue to serve CryoLife as its President and CEO until Mr. Mackin’s employment begins and then continue as its Executive Chairman. The Company’s Board of Directors and Mr. Anderson are renegotiating his employment agreement to make appropriate adjustments in consideration of Mr. Mackin’s appointment and anticipated changes in Mr. Anderson’s job responsibilities. The timing of Mr. Anderson’s post-employment benefits is based on the December 2016 expiration date of the his current employment agreement; however, payment of these benefits may be accelerated upon the occurrence of certain events, including Mr. Anderson’s voluntary retirement, for which he is currently eligible, or his termination in conjunction with certain change in control events.

The Company’s research obligations represent commitments for ongoing studies and payments to support research and development activities and largely represent commitments related to the PerClot pivotal clinical trial.

The schedule of contractual obligations above excludes (i) a $200,000 signing bonus obligation to Mr. Mackin as a result of his appointment as President and CEO and his related employment agreement dated July 2014, as this was not an obligation of the Company as of June 30, 2014, (ii) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation and (iii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $1.9 million, because the Company cannot make a reasonably reliable estimate of the amount and period of related future payments as no specific assessments have been made for specific litigation or by any taxing authorities.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	Plans, costs, and expected timelines regarding clinical trials to obtain PMA to distribute PerClot in the U.S., regulatory approval for PerClot, the distribution of PerClot in certain markets after the requisite regulatory approvals are obtained, and the Company’s expectation that it will terminate its minimum purchase requirements after regulatory approval of PerClot;

•	The Company’s belief regarding the sufficiency of its response to the 2014 CryoLife Form 483 and the Warning Letter, and that any issues related to the FDA’s observations in the 2014 CryoLife Form 483 and the Warning Letter will not have a continuing material effect on the Company;

•	Expected timing and results of the Company’s CryoValve SG pulmonary valve post-clearance study submission to the FDA;

•	The potential impact of the FDA review of the classification of CryoValve SG pulmonary valve tissue;

•	Expectations regarding Mr. Mackin’s appointment to the Board of Directors and Mr. Anderson’s continued service as Executive Chairman;

•	Plans regarding the timing, scope, and targeted indications for the commercial launch of PerClot Topical;

•	Potential benefits and additional applications of the Company’s products;

•	Revenue trend estimates for the Company’s products and services for 2014;

•	Plans related to regulatory approval in certain markets for BioFoam, and the subsequent distribution of BioFoam in those markets;

•	Expectations regarding growth opportunities for BioGlue in Japan and China;

•	Expectations regarding 2014 tissue processing revenues;

•	Receipt of ProCol inventory from Hancock Jaffe, and the receipt of distribution fees and profits resulting from the sale of ProCol;

•	Expected payments to Hancock Jaffe pursuant to the ProCol exclusive distribution agreement;

•	Potential for competitive products and services to affect the market for the Company’s products and services;

•	Anticipated payment of quarterly dividends each year;

•	Expectations regarding the recoverability and realizability of deferred tax assets and the anticipated benefits of net operating loss carryforwards;

•	Estimates of fair value of acquired assets, and the Company’s belief that the estimates are reasonable;

•	Expectations that the Company will continue to renew certain acquired contracts and procurement agreements for the foreseeable future;

•	Assumptions regarding the adequacy of, and competitive advantages conferred by, its intellectual property protections;

•	Plans and expectations regarding research and development of new technologies and products;

•	Expectations about whether and when the Company may receive additional payments related to its sale of Medafor stock;

•	Expectations that general, administrative, and marketing expenses will increase in 2014, as compared to 2013, before consideration of the effects of litigation and business development expenses;

•	Expectations that research and development expenses will increase materially in 2014, as compared to 2013;

•	The Company’s belief that its sales of PerClot, upon FDA approval, and its derivative products will not infringe the patent held by Bard, that the costs associated with the declaratory judgment action against Bard and certain of its subsidiaries will be material, and that the pace at which those costs will be incurred will be unpredictable;

•	Expectations regarding business consolidations in the healthcare industry that could exert downward pressure on demand for Company products and the fees charged by the Company;

•	Expectations regarding sales of BioGlue, PerClot, HeRO Grafts, handpieces, and laser consoles and the factors affecting such sales;

•	The Company’s belief that healthcare policy and law changes may have a material adverse effect on the business;

•	The Company’s belief that the underlying collateral is sufficient to secure the Company’s $2.0 million loan to ValveXchange;

•	Expectations regarding the impact of the re-labeling and change in expiration dating with respect to BioGlue 5ml syringes;

•	The Company’s beliefs and underlying assumptions regarding the seasonal nature of the demand for some of its products and services;

•	Adequacy of the Company’s financial resources and its belief that it will have sufficient cash to meet its operational liquidity needs for at least the next twelve months;

•	Estimates of contingent payments and royalties that may be paid by the Company and the timing of such payments;

•	The impact on cash flows of funding business development activities and the potential need to obtain additional borrowing capacity or financing;

•	Expectations regarding the source of any future payments related to any unreported product or tissue processing liability claims;

•	The anticipated impact of changes in prevailing economic conditions, interest rates, and foreign currency exchange rates;

•	Constraints imposed on the Company by its lender under the existing credit facility;

•	Plans regarding acquisition and investment opportunities of complementary product lines and companies;

•	The anticipated effect of suppliers’/sources’ inability to deliver critical raw materials or tissues and / or the Company having to source supply from an alternate supplier;

•	Expected impacts of issuance of additional shares and share repurchases on financial results calculated on a per-share basis;

•	Issues that may affect the Company’s future growth, financial performance, and cash flows; and

•	Other statements regarding future plans and strategies, anticipated events, or trends.

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

Risks and Uncertainties

Along with the risks identified in Part II, Item 1A of this Form 10-Q, the risks and uncertainties which might affect the forward-looking statements and the Company, its ability to continue as a going concern, and the trading value of its common stock include concerns that:

•	We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting this product;

•	Our BioGlue patent has expired in the U.S. and most of the rest of the world. Competitors may utilize the inventions disclosed in the expired patents in competing products, although the competing product will have to be approved by the appropriate regulatory authority;

•	Competitors have obtained FDA approval for indications in which BioGlue has been used off-label and for which we cannot market BioGlue, which has reduced, and could continue to reduce, the addressable procedures for BioGlue;

•	Our products and tissues are subject to many significant risks, including being recalled or placed on hold by us, the FDA, or other regulatory bodies and being subjected to adverse publicity, which could lead to decreased use, additional regulatory scrutiny, and / or product liability lawsuits;

•	The FDA has expressed an intent to reevaluate the classification of CryoValve SG pulmonary valve tissue. If CryoValve SG pulmonary valve tissue were to be reclassified as a class III medical device, we would be required to obtain a PMA. If we were unable to obtain a PMA, or issuance of the PMA were delayed, we would be unable to distribute CryoValve SG pulmonary valve tissue to our customers;

•	Regulatory agencies could require us to change or modify our processes, procedures, and manufacturing operations, and such agencies could reclassify or reevaluate our clearances and approvals to sell our medical devices and tissue services;

•	Our tissues, which are not sterile when processed, and our medical devices allegedly have caused, and may in the future cause, injury to patients, which has exposed, and could in the future expose, us to tissue processing and product liability claims and additional regulatory scrutiny and inspections as a result;

•	The FDA may determine that our corrective actions have not, and/or proposed corrective actions will not, adequately address the issues raised in the 2014 CryoLife Form 483 and/or the Warning Letter. If we have failed to respond to the notice of violations in the 2014 CryoLife Form 483 or the Warning Letter to the FDA’s satisfaction, we may be subject to additional regulatory action by the FDA, including recalls, injunctions, and/or civil money penalties, and the demand for our products and services could be negatively impacted by adverse publicity with respect to the 2014 CryoLife Form 483 and/or the Warning Letter. In addition, further actions required to be taken in response to the 2014 CryoLife Form 483 and/or the Warning Letter could impact the availability of our products and tissues and our cost structure, including our revenues, financial condition, profitability, and cash flows;

•	We will not fully realize the benefit of our investment in our distribution and license and manufacturing agreements with Starch Medical, Inc. unless we are able to obtain FDA approval to distribute PerClot in the U.S., which will require an additional commitment of funds;

•	We will not fully realize the benefit of our distribution agreement with Hancock Jaffe unless Hancock Jaffe is able to obtain approval of a PMA with respect to its new manufacturing facility, which is beyond our control;

•	If Hancock Jaffe is ultimately unable to obtain approval of a PMA with respect to its new facility, we may be unable to obtain refunds of amounts previously paid to Hancock Jaffe or to obtain sufficient value from pledged collateral, and, therefore, a portion of the amounts we have paid to Hancock Jaffe may have to be written-down or impaired, and such amounts could be material;

•	We may ultimately be unsuccessful in our PerClot clinical trials and/or may be unable to obtain FDA approval to market and distribute PerClot in the U.S. Even if we receive FDA approval, we may be unsuccessful in our efforts to sell PerClot in the U.S. as other competing products may have penetrated the market by that time;

•	Our declaratory judgment action against Bard and certain of its subsidiaries will be expensive, and if we lose, we may be prohibited from selling PerClot and its derivative products, such as PerClot Topical, or may have to pay substantial royalties or damages related to such sales;

•	We have inherited risks and uncertainties related to Cardiogenesis’ and Hemosphere’s businesses;

•	The receipt of impaired materials or supplies that do not meet our standards, the recall of materials or supplies by our vendors or suppliers, or our inability to obtain materials and supplies could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows;

•	As a result of the funding issues that have been affecting ValveXchange, our Loan to ValveXchange may become uncollectible, which could have a material, adverse impact on our business. Even if ValveXchange is able to secure additional financing, it may nonetheless default on the Loan in the future, we may need to foreclose on the Loan, and there is no guarantee that the security for the notes will be sufficient to repay the Loan;

•	We continue to evaluate expansion through acquisitions, licenses, investments, and other distribution arrangements in other companies or technologies, and such actions involve the risk of unknown liabilities, and could result in the dilution of our stockholders’ value, the consumption of resources that may be necessary to operate our business, the incurrence of debt on unfavorable terms, and unfavorable tax consequences;

•	We may not realize the anticipated benefits from acquisitions, and we may be unable to integrate, upgrade, or replace systems acquired in acquisitions, secure the services of key employees, or succeed in the marketplace with the acquisition;

•	Our sales are impacted by challenging domestic and international economic conditions and their constraining effect on hospital budgets, and demand for our products and tissues could decrease in the future, which could have a material, adverse impact on our business;

•	Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material, adverse impact on us;

•	Key growth strategies may not generate the anticipated benefits;

•	We may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and our new products and services may not achieve market acceptance;

•	Extensive government regulation may adversely impact our ability to develop and market products and services, and restrictive laws, regulations, and rules could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows;

•	Uncertainties related to patents and protection of proprietary technology may adversely impact the value of our intellectual property or may result in our payment of significant monetary damages and/or royalty payments, negatively impacting our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary technology rights against others;

•	Our right to receive additional payments for our Medafor common stock is subject to revenue performance conditions related to the Arista product, as to which we have no control or ability to predict;

•	Intense competition may impact our ability to operate profitably;

•	If we are not successful in expanding our business activities in international markets, it could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows;

•	We are dependent on the availability of sufficient quantities of tissue from human donors;

•	Consolidation in the healthcare industry could continue to result in demands for price concessions, limits on the use of our products and tissues, and limitations on our ability to sell to certain of our significant market segments;

•	The success of many of our products and tissues depends upon strong relationships with physicians;

•	Our existing insurance policies may not be sufficient to cover our actual claims liability, and we may be unable to obtain future insurance policies in an amount sufficient to cover our anticipated claims at a reasonable cost or at all;

•	We are not insured against all potential losses. Natural disasters or other catastrophes could adversely impact our business;

•	Our current plans and ability to continue to pay a quarterly cash dividend may change;

•	Our credit facility, which expires in October 2014, limits our ability to pursue significant acquisitions and also may limit our ability to borrow;

•	Continued fluctuation of foreign currencies relative to the U.S. Dollar could materially, adversely impact our business;

•	Rapid technological change could cause our products and services to become obsolete; and

•	We are dependent on our key personnel.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $30.9 million and restricted cash of $5.0 million and interest paid on the Company’s variable rate line of credit as of June 30, 2014. A 10% adverse change in interest rates, as compared to the rates experienced by the Company in the six months ended June 30, 2014, affecting the Company’s cash and cash equivalents, restricted cash and securities, and line of credit would not have a material effect on the Company’s financial position, profitability, or cash flows.

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

The Company has revenues and expenses that are denominated in foreign currencies. Specifically, a significant portion of the Company’s international BioGlue revenues are denominated in British Pounds and Euros, and a portion of the Company’s general, administrative, and marketing expenses are denominated in British Pounds, Euros, and Singapore Dollars. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result, the Company could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates.

An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2014 affecting the Company’s balances denominated in foreign currencies would not have had a material effect on the Company’s financial position or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by the Company for the six months ended June 30, 2014, affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material effect on the Company’s financial position, profitability, or cash flows.

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

Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2014 the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

On May 14, 2013 the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (“2013 Framework”). Originally issued in 1992 (“1992 Framework”), the framework helps organizations design, implement, and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework will remain effective during the transition, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, the Company is using the 1992 Framework. During the quarter ended June 30, 2014 there were no other changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 28, 2014 CryoLife filed a declaratory judgment lawsuit (the “Original Complaint”) against C.R. Bard, Inc., Davol, Inc., and Medafor, Inc., (collectively, “Bard”) in the U.S. District Court for the District of Delaware (the “Court”). CryoLife requested that the Court declare that CryoLife’s manufacture, use, offer for sale, and sale of PerClot in the U.S. does not infringe and would not infringe Bard’s United States Patent No. 6,060,461 (the “‘461 Patent”). In addition, CryoLife requested that the Court declare that the claims of the ‘461 Patent are invalid. As part of the relief requested, CryoLife requested injunctive relief and an award of attorneys’ fees.

The lawsuit against Bard follows the receipt by CryoLife of a letter from Medafor, Inc. in September 2012 stating that PerClot, when introduced in the U.S., will infringe the ‘461 Patent when used in accordance with the method published in CryoLife’s literature and with the instructions for use. CryoLife received FDA 510(k) clearance for the sale of PerClot Topical in April 2014 and received approval for an IDE in late March 2014 to begin clinical trials for PerClot in certain surgical indications.

On June 19, 2014 Bard filed a motion to dismiss the Original Complaint for lack of subject matter jurisdiction and failure to state a claim on which relief can be granted. On June 26, 2014 CryoLife filed a First Amended Complaint, which contained the same declaratory judgment request and relief as the Original Complaint, with some modifications to address Bard’s motion to dismiss, therefore mooting Bard’s motion to dismiss. On June 26, 2014 Bard filed a motion to transfer the lawsuit to the U.S. District Court for the District of Minnesota. On July 14, 2014 Bard filed a new motion to dismiss CryoLife’s First Amended Complaint for lack of subject matter jurisdiction and failure to state a claim on which relief can be granted, and CryoLife filed an opposition to Bard’s motion to transfer. The Court has not ruled on any of these motions and discovery has not commenced.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended June 30, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Common Stock and Common Stock Units

Period	Total Number of Common Shares and Common Stock Units Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
04/01/14 - 04/30/14	—	$—	—	$13,476,633
05/01/14 - 05/31/14	113,603	8.83	113,603	12,473,844
06/01/14 - 06/30/14	113,585	8.84	113,585	11,470,008

Total	227,188	8.83	227,188

In February 2013 the Company announced that its Board of Directors had authorized the purchase of up to $15.0 million of its common stock through October 31, 2014. The purchase of shares may be made from time to time in the open market or through privately negotiated transactions, on such terms as management deems appropriate, and will be dependent upon various factors, including: price, regulatory requirements, and other market conditions. For the quarter ended June 30, 2014, the Company purchased 227,000 shares of its common stock through this authorization for an aggregate purchase price of approximately $2.0 million.

Under the Company’s credit agreement with General Electric Capital Corporation, the Company is required, after giving effect to stock repurchases, to maintain liquidity, as defined within the agreement, of at least $20.0 million. In April 2014 the Company amended the agreement to allow repurchases up to approximately $14.0 million of common stock under the February 2013 authorization without obtaining its lender’s consent. As of June 30, 2014 $12.0 million remains available under the authorization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-3 filed February 22, 2012.)
3.2	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 27, 2011.) (File No. 001-13165)
4.1	Form of Certificate for the Company’s Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.) (File No. 001-13165)
4.2	First Amended and Restated Rights Agreement, dated as of November 2, 2005, between CryoLife, Inc. and American Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 3, 2005.) (File No. 001-13165)
10.1*	Fourth Amendment, dated April 2, 2014, to the Amended and Restated Credit Agreement, dated October 28, 2011, by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as lender, swingline lender, as letter of credit issuer, and as the agent for all lenders, and GE Capital Markets, Inc., as sole lead arranger and bookrunner.
10.2*	First Amendment, dated as of May 28, 2014, to the Employment Agreement, dated as of October 23, 2012, by and between CryoLife, Inc. and Steven G. Anderson.
10.3	CryoLife, Inc. Second Amended and Restated 2009 Stock Incentive Plan. (Incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed April 8, 2014.) (File No. 001-13165)
31.1*	Certification by Steven G. Anderson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

July 24, 2014
DATE