Form 10-Q
period 2015-03-31
CRYOLIFE INC
filed 2015-04-29
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2015
Common Stock, $.01 par value per share	28,332,566 Shares

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2015	2014

	(Unaudited)
Revenues:
Products	$19,391	$19,455
Preservation services	14,440	16,276

Total revenues	33,831	35,731

Cost of products and preservation services:
Products	5,033	3,801
Preservation services	9,131	9,457

Total cost of products and preservation services	14,164	13,258

Gross margin	19,667	22,473

Operating expenses:
General, administrative, and marketing	18,969	18,275
Research and development	2,252	2,502

Total operating expenses	21,221	20,777

Operating (loss) income	(1,554)	1,696

Interest expense	30	61
Interest income	(3)	(3)
Other expense (income), net	192	(99)

(Loss) income before income taxes	(1,773)	1,737
Income tax (benefit) expense	(1,499)	678

Net (loss) income	$(274)	$1,059

(Loss) income per common share:
Basic	$(0.01)	$0.04

Diluted	$(0.01)	$0.04

Dividends declared per common share	$0.0300	$0.0275

Weighted-average common shares outstanding:
Basic	27,523	27,376
Diluted	27,523	28,463

Net (loss) income	$(274)	$1,059
Other comprehensive loss	(117)	(35)

Comprehensive (loss) income	$(391)	$1,024

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2015	December 31, 2014

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,413	$33,375
Restricted securities	828	884
Receivables, net	21,646	22,863
Inventories	13,513	12,739
Deferred preservation costs	24,696	25,196
Deferred income taxes	6,210	6,210
Prepaid expenses and other	4,043	4,761

Total current assets	103,349	106,028

Property and equipment, net	12,013	12,002
Restricted cash	5,000	5,000
Goodwill	11,365	11,365
Patents, net	1,724	1,784
Trademarks and other intangibles, net	18,589	19,496
Deferred income taxes	15,894	15,659
Other	5,269	4,823

Total assets	$173,203	$176,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,967	$4,543
Accrued compensation	3,586	5,406
Accrued procurement fees	4,634	4,675
Accrued expenses and other	4,609	5,583
Deferred income	406	420

Total current liabilities	17,202	20,627

Other	7,150	6,845

Total liabilities	24,352	27,472

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock (issued shares of 29,584 in 2015 and 29,229 in 2014)	296	292
Additional paid-in capital	138,016	135,227
Retained earnings	21,644	22,768
Accumulated other comprehensive loss	(238)	(121)
Treasury stock at cost (shares of 1,230 in 2015 and 1,101 in 2014)	(10,867)	(9,481)

Total shareholders’ equity	148,851	148,685

Total liabilities and shareholders’ equity	$173,203	$176,157

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2015	2014

	(Unaudited)
Net cash flows from operating activities:
Net (loss) income	$(274)	$1,059

Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	1,555	1,462
Non-cash compensation	1,137	845
Other non-cash adjustments to income	594	(359)

Changes in operating assets and liabilities:
Receivables	1,217	(2,693)
Inventories and deferred preservation costs	(897)	(821)
Prepaid expenses and other assets	272	(430)
Accounts payable, accrued expenses, and other liabilities	(2,306)	(1,101)

Net cash flows provided by (used in) operating activities	1,298	(2,038)

Net cash flows from investing activities:
Capital expenditures	(1,055)	(1,037)
Other	(495)	(642)

Net cash flows used in investing activities	(1,550)	(1,679)

Net cash flows from financing activities:
Cash dividends paid	(850)	(772)
Proceeds from exercise of stock options and issuance of common stock	683	357
Other	(449)	(705)

Net cash flows used in financing activities	(616)	(1,120)

Effect of exchange rate changes on cash	(94)	(43)

Decrease in cash and cash equivalents	(962)	(4,880)

Cash and cash equivalents, beginning of period	33,375	37,643

Cash and cash equivalents, end of period	$32,413	$32,763

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2014 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2014.

2. Financial Instruments

The following is a summary of the Company’s financial instruments measured at fair value (in thousands):

March 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,023	$—	$—	$20,023
Restricted securities:
Money market funds	828	—	—	828

Total assets	$20,851	$—	$—	$20,851

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,213	$—	$—	$18,213
Restricted securities:
Money market funds	884	—	—	884

Total assets	$19,097	$—	$—	$19,097

The Company used prices quoted from its investment management companies to determine the Level 1 valuation of its investments in money market funds.

3. Cash Equivalents and Restricted Cash and Securities

The following is a summary of cash equivalents and restricted cash and securities (in thousands):

March 31, 2015	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$20,023	$—	$20,023
Restricted cash and securities:
Cash	5,000	—	5,000
Money market funds	828	—	828

December 31, 2014	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$18,213	$—	$18,213
Restricted cash and securities:
Cash	5,000	—	5,000
Money market funds	884	—	884

As of March 31, 2015 and December 31, 2014 $828,000 and $884,000, respectively, of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations. As of March 31, 2015 and December 31, 2014 $5.0 million of the Company’s cash was designated as long-term restricted cash due to a financial covenant requirement under the Company’s credit agreement with General Electric Capital Corporation (“GE Capital”), as discussed in Note 11. This restriction will lapse upon expiration of the credit agreement with GE Capital on September 26, 2019.

There were no gross realized gains or losses on cash equivalents in the three months ended March 31, 2015 and 2014. As of March 31, 2015 $234,000 of the Company’s restricted securities had a maturity date within three months, and $594,000 of the Company’s restricted securities had a maturity date of between three months and one year. As of December 31, 2014 $622,000 of the Company’s restricted securities had a maturity date within three months, and $262,000 of the Company’s restricted securities had a maturity date between three months and one year. As of March 31, 2015 and December 31, 2014 $5.0 million of the Company’s restricted cash had no maturity date.

4. Distribution Agreements

ProCol Distribution Agreement

In 2014 CryoLife acquired the exclusive worldwide distribution rights for ProCol® Vascular Bioprosthesis (“ProCol”) from Hancock Jaffe Laboratories, Inc. (“Hancock Jaffe”). The agreement between CryoLife and Hancock Jaffe (the “HJ Agreement”) has an initial three-year term and is renewable for two one-year periods at CryoLife’s option. Per the terms of the HJ Agreement, CryoLife has the option to acquire the ProCol product line from Hancock Jaffe beginning in March 2016.

ProCol, which is approved for sale in the U.S., is a biological graft derived from a bovine mesenteric vein that provides vascular access for end-stage renal disease (“ESRD”) hemodialysis patients. It is intended for the creation of a bridge graft for vascular access subsequent to at least one previously failed prosthetic access graft. ProCol is complementary to the Company’s Hemodialysis Reliable Outflow Graft (“HeRO® Graft”), which also serves patients with ESRD; however, ProCol provides vascular access for ESRD patients in an earlier-stage of treatment protocol than the HeRO Graft.

In accordance with the terms of the HJ Agreement, CryoLife made payments to Hancock Jaffe of $1.7 million during 2014 and $576,000 in January 2015. In exchange for these payments, CryoLife obtained the right to receive a designated amount of ProCol inventory for resale, a portion of which the Company received in 2014 and 2015. Subsequent to this initial inventory purchase, CryoLife can purchase additional units from Hancock Jaffe at an agreed upon transfer price. The Company began limited distribution of ProCol in the second quarter of 2014. On September 29, 2014 Hancock Jaffe received U.S. Food and Drug Administration (“FDA”) approval of the Premarket Approval Supplement associated with its new manufacturing facility, and the Company began shipping product made in this new facility in the fourth quarter of 2014.

PhotoFix Distribution Agreement

In 2014 CryoLife entered into an exclusive supply and distribution agreement with Genesee Biomedical, Inc. (“GBI”) to acquire the distribution rights to PhotoFix TM, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. PhotoFix, which was last commercially available in 2010, has received FDA 510(k) clearance and is indicated for use in intracardiac repair, including ventricular repair and atrial repair, great vessel repair and suture line buttressing, and pericardial closure.

The agreement between CryoLife and GBI (the “GBI Agreement”) has an initial five-year term and is renewable for two one-year periods at CryoLife’s option. Per the terms of the GBI Agreement, CryoLife is purchasing PhotoFix inventory for resale at an agreed upon transfer price and has the option to acquire the PhotoFix product line from GBI beginning in March 2015. In January 2015 the Company received its initial shipments and launched its distribution of PhotoFix.

5. Hemosphere Acquisition

Overview

On May 16, 2012 CryoLife acquired Hemosphere, Inc. (“Hemosphere”) and its HeRO Graft product line, which the Company operated as a wholly owned subsidiary until December 31, 2014 when it was merged into the CryoLife, Inc. parent entity. The HeRO Graft is a proprietary graft-based solution for ESRD hemodialysis patients with limited access options and central venous obstruction.

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

The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. The Company applied a risk-based estimate of the probability of achieving each scenario and then applied a cost of debt based discount rate. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about future revenues, and was, therefore, classified as Level 3 within the fair value hierarchy. The Company remeasured this liability at each reporting date and recorded changes in the fair value of the contingent consideration in other (income) expense on the Company’s Consolidated Statements of Operations and Comprehensive Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of Company revenue estimates. As of December 31, 2014 the Company reviewed the full year revenue performance of Hemosphere for 2014 and 2013, and reviewed its 2015 annual budgets, which were updated in the fourth quarter of 2014. As a result of this review, as of December 31, 2014 the Company believed that achievement of the minimum revenue target to trigger payment was remote, and, therefore, estimated the fair value of the contingent consideration to be zero.

The Company recorded a gain of zero and $98,000 in the three months ended March 31, 2015 and 2014, respectively, on the remeasurement of the contingent consideration liability. The gain in the prior year period was due to changes in the Company’s estimates, partially offset by the effect of the passage of time on the fair value measurements. The balance of the contingent consideration liability was zero as of March 31, 2015 and December 31, 2014.

6. ValveXchange

Preferred Stock Investment

In July 2011 the Company purchased shares of series A preferred stock of ValveXchange, Inc. (“ValveXchange”) for approximately $3.5 million. ValveXchange is a private medical device company that was spun off from Cleveland Clinic to develop a lifetime heart valve replacement technology platform featuring exchangeable bioprosthetic leaflets. As ValveXchange’s stock is not actively traded on any public stock exchange, and as the Company’s investment is in preferred stock, the Company initially accounted for this investment using the cost method as a long-term asset, investment in equity securities, on the Company’s Summary Consolidated Balance Sheet.

During the fourth quarter of 2013 the Company reevaluated its investment in ValveXchange preferred stock for impairment. Based on this analysis, the Company believed that its investment in ValveXchange was fully impaired as of December 31, 2013, and the impairment was other than temporary. As of March 31, 2015 and December 31, 2014 the carrying value of the Company’s investment in ValveXchange preferred stock was zero.

Loan Agreement

In July 2011 the Company entered into an agreement with ValveXchange, as amended, to make available to ValveXchange up to $2.0 million in debt financing through a revolving credit facility (the “Loan”). The Loan includes various affirmative and negative covenants, including financial covenant requirements, and expires on July 30, 2018, unless terminated earlier. Amounts under the Loan earn interest at an 8% annual rate and are secured by substantially all of the tangible and intangible assets of ValveXchange. The Company advanced $2.0 million to ValveXchange under the Loan in 2012.

During the quarter ended December 31, 2014 CryoLife became aware of various factors, including ValveXchange’s inability to secure additional funding, its lack of capital to continue basic operations, and the likelihood of impending default on the Loan. In December 2014 CryoLife notified ValveXchange that it was in breach of the Loan, and in January 2015, after ValveXchange failed to cure this breach, CryoLife accelerated the amounts due under the Loan. In January 2015 ValveXchange informed CryoLife management of its intent to file for bankruptcy. If ValveXchange does file for bankruptcy, the bankruptcy process is expected to be lengthy, and the ultimate disposition of CryoLife’s claim for amounts it is owed under the Loan is uncertain. Given this fact pattern, CryoLife believed that its Loan became fully impaired in the fourth quarter of 2014. As a result, during the three months ended December 31, 2014 the Company recorded other non-operating expense of $2.0 million to write-down its long-term note receivable from ValveXchange. The net carrying value of the long-term note receivable was zero as of March 31, 2015 and December 31, 2014.

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

On October 1, 2013 C.R. Bard, Inc. (“Bard”) and its subsidiaries completed the previously announced acquisition of the outstanding shares of Medafor common stock. The Company received an initial payment of approximately $15.4 million in the fourth quarter of 2013 for its 2.4 million shares of Medafor common stock and received an additional payment of $530,000 in the fourth quarter of 2014 related to the release of funds in escrow. In April 2015 the Company received a payment of $891,000 related to the second scheduled release of funds in escrow, which will be recorded as a gain in the second quarter of 2015. Based on information provided by Medafor as part of its September 24, 2013 Proxy Statement, the Company could receive additional payments totaling up to $7.0 million upon the release of funds held in escrow and the satisfaction of certain contingent milestones, measurable through June 2015.

The Company recorded a gain on the sale of approximately $12.7 million in the fourth quarter of 2013 and $530,000 in the fourth quarter of 2014. Subsequent payments will be recorded as an additional gain if, and when, received by the Company.

Legal Action

On April 28, 2014 CryoLife filed a declaratory judgment lawsuit against Bard, and its subsidiaries Davol, Inc. (“Davol”) and Medafor (collectively, “Defendants”), in the U.S. District Court for the District of Delaware (the “Court”). CryoLife requested that the Court declare that CryoLife’s manufacture, use, offer for sale, and sale of PerClot in the U.S. does not, and would not, infringe Bard’s U.S. Patent No. 6,060,461 (the “‘461 Patent”). In addition, CryoLife requested that the Court declare that the claims of the ‘461 Patent are invalid. As part of the relief requested, CryoLife requested injunctive relief and an award of attorneys’ fees.

The lawsuit against the Defendants followed the receipt by CryoLife of a letter from Medafor in September 2012 stating that PerClot, when introduced in the U.S., would infringe the ‘461 Patent when used in accordance with the method published in CryoLife’s literature and with the instructions for use. CryoLife received FDA 510(k) clearance for the sale of PerClot Topical in April 2014, began distributing PerClot Topical in August 2014, and received IDE approval in March 2014 to begin clinical trials for PerClot in certain surgical indications.

In June 2014 CryoLife filed an amended complaint, and Medafor filed a counterclaim for infringement in August 2014. The Defendants also filed various motions to dismiss. On September 19, 2014 Medafor filed a motion for a preliminary injunction, asking the Court to enjoin CryoLife’s marketing and sale of PerClot in the U.S. In March 2015 the Court ruled that CryoLife’s declaratory judgment lawsuit against Medafor may proceed and dismissed Bard and Davol from the lawsuit. The Court also granted Medafor’s motion for a preliminary injunction, which prohibits CryoLife from marketing, selling, and distributing PerClot in the U.S. while the litigation proceeds. In March 2015 CryoLife ceased all marketing, sales, and distribution of PerClot, including PerClot Topical, in the U.S. in accordance with the Court’s order. In April 2015 CryoLife filed with the Court notice of CryoLife’s appeal to the U.S. Court of Appeals for the Federal Circuit of the Court’s ruling on the preliminary injunction motion.

8. Inventories and Deferred Preservation Costs

Inventories at March 31, 2015 and December 31, 2014 are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014

Raw materials and supplies	$7,499	$7,942
Work-in-process	1,160	1,006
Finished goods	4,854	3,791

Total inventories	$13,513	$12,739

Deferred preservation costs at March 31, 2015 and December 31, 2014 are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014

Cardiac tissues	$10,973	$10,875
Vascular tissues	13,723	14,321

Total deferred preservation costs	$24,696	$25,196

9. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of March 31, 2015 and December 31, 2014 the carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	March 31, 2015	December 31, 2014

Goodwill	$11,365	$11,365
Procurement contracts and agreements	2,013	2,013
Trademarks	854	853

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

As of March 31, 2015 and December 31, 2014 the Company’s entire goodwill balance is related to its Medical Devices segment, and there has been no change from the balance recorded as of December 31, 2014.

Definite Lived Intangible Assets

As of March 31, 2015 and December 31, 2014 the gross carrying values, accumulated amortization, and approximate amortization periods of the Company’s definite lived intangible assets are as follows (dollars in thousands):

March 31, 2015	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$14,020	$4,100	11 – 16 Years
Patents	4,263	2,539	17 Years
Distribution and manufacturing rights and know-how	4,059	1,029	11 – 12 Years
Customer lists and relationships	3,370	873	13 – 17 Years
Non-compete agreement	381	314	10 Years
Other	267	59	3 – 5 Years

December 31, 2014	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$14,020	$3,815	11 – 16 Years
Patents	4,281	2,497	17 Years
Distribution and manufacturing rights and know-how	4,559	989	11 – 15 Years
Customer lists and relationships	3,370	813	13 – 17 Years
Non-compete agreement	381	305	10 Years
Other	461	239	1 – 5 Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on the Company’s Summary Consolidated Statement of Operations and Comprehensive Income (in thousands):

	Three Months Ended March 31,
	2015	2014

Amortization expense	$515	$496

As of March 31, 2015 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2015	2016	2017	2018	2019	2020
Amortization expense	$1,508	$2,006	$1,953	$1,946	$1,897	$1,723

10. Income Taxes

Income Tax Expense

The Company’s effective income tax rate was approximately 85% for the three months ended March 31, 2015, as compared to 39% for the three months ended March 31, 2014. The Company’s income tax rate for the three months ended March 31, 2015 was unfavorably affected by the absence of the domestic production activities deduction, as the Company does not anticipate being eligible for this deduction in 2015, and by other permanent book/tax differences, which are expected to have a proportionally larger impact in 2015 than in the prior year when compared to the Company’s estimates of pretax book income. The Company’s income tax rates for the three months ended March 31, 2015 and 2014 did not include an anticipated benefit from the research and development tax credit, which had not yet been enacted within the respective time periods.

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

As of March 31, 2015 the Company maintained a total of $2.1 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax asset of $22.1 million. As of December 31, 2014 the Company had a total of $2.1 million in valuation allowances against deferred tax assets and a net deferred tax asset of $21.9 million.

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

Amounts borrowed under the GE Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest, based on the Company’s election, at either LIBOR or GE Capital’s base rate plus the respective applicable margins. All swing loans will, however, bear interest at the base loan rate. Commitment fees are paid based on the unused portion of the facility. If an event of default occurs, the applicable interest rate will increase by 2.0% per annum. As of March 31, 2015 and December 31, 2014 the aggregate interest rate was 4.75%. As of March 31, 2015 and December 31, 2014 the outstanding balance of the GE Credit Agreement was zero, and the remaining availability was $20.0 million.

The GE Credit Agreement places limitations on the amount that the Company may borrow and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio and (ii) maintain minimum earnings subject to defined adjustments as of specified dates. The agreement also (i) limits the payment of cash dividends, up to specified maximums and subject to satisfaction of specified conditions, (ii) requires that, after giving effect to stock repurchases, the Company maintain liquidity, as defined within the agreement, of at least $20.0 million, (iii) limits acquisitions or mergers except for certain permitted acquisitions, (iv) sets specified limits on the amount the Company can pay to purchase or redeem CryoLife common stock pursuant to a stock repurchase program and to fund estimated tax liabilities incurred by officers, directors, and employees as a result of awards of stock or stock equivalents, and (v) includes customary conditions on incurring new indebtedness. As of March 31, 2015 the Company was in compliance with the covenants of the GE Credit Agreement.

As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts over which GE Capital has a first priority perfected lien. These amounts are recorded as long-term restricted cash as of March 31, 2015 and December 31, 2014 on the Company’s Summary Consolidated Balance Sheets, as they are restricted for the term of the GE Credit Agreement.

Interest Expense

Interest expense was $30,000 and $61,000 for the three months ended March 31, 2015 and 2014, respectively, which included interest on debt and uncertain tax positions.

12. Commitments and Contingencies

Liability Claims

At March 31, 2015 and December 31, 2014 the Company’s estimated unreported loss liability was $1.4 million. The related recoverable insurance amounts were $615,000 and $600,000 as of March 31, 2015 and December 31, 2014, respectively. The Company accrues its estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and records the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the liability as of March 31, 2015 could have been estimated to be as high as $2.7 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreement

In July 2014 the Company’s Board of Directors appointed Mr. J. Patrick Mackin as President and Chief Executive Officer (“CEO”), and the Company and Mr. Mackin entered into an employment agreement, which became effective September 2, 2014. The employment agreement has an initial three-year term. Beginning on the second anniversary of the effective date, and subject to earlier termination pursuant to the agreement, the employment term will, on a daily basis, automatically extend by one day. In accordance with the agreement, on September 2, 2014, Mr. Mackin received a one-time signing bonus of $200,000, a grant of 400,000 stock options, and a performance stock award grant of 250,000 shares. The agreement also provides for a severance payment, which would become payable upon the occurrence of certain employment termination events, including termination by the Company without cause.

The employment agreement of the Company’s former President, CEO, and Executive Chairman, Mr. Steven G. Anderson, conferred certain benefits upon his retirement or termination of employment in conjunction with certain change in control events. As of both March 31, 2015 and December 31, 2014 the Company had $2.2 million in accrued expenses and other current liabilities on the Summary Consolidated Balance Sheets representing benefits payable upon Mr. Anderson’s voluntary retirement. Mr. Anderson’s employment agreement took effect on January 1, 2013 and would have terminated on December 31, 2016.

On April 9, 2015 Mr. Anderson retired from service as an employee of the Company and a member of its Board of Directors, and entered into a Separation Agreement (the “Agreement”) with the Company. In accordance with the Agreement, Mr. Anderson will receive an approximately $2.0 million severance payment, which had previously been accrued, an additional $400,000 in cash, 25% of the annual bonus he would have been entitled to under his employment agreement, estimated at target payout rates to be approximately $100,000, reimbursement of a Medicare supplement policy for Mr. Anderson and his spouse for the duration of their lives, accelerated vesting of all outstanding and unvested stock options and awards, and reimbursement of attorneys’ fees not to exceed $20,000. The Company will record the incremental expense of approximately $1.2 million related to this agreement in the second quarter of 2015. The severance and cash payments are expected to be made in October 2015, six months after Mr. Anderson’s retirement. The annual bonus payment is expected to be made in February 2016 at the same time as annual bonus payments, if any, are made to the Company’s officers.

13. Shareholders’ Equity

Common Stock Repurchase

In February 2013 the Company’s Board of Directors authorized the purchase of up to $15.0 million of its common stock through October 31, 2014. For the year ended December 31, 2014 the Company purchased approximately 585,000 shares for an aggregate purchase price of $5.6 million. These shares were recorded, at cost, as part of treasury stock on the Company’s Summary Consolidated Balance Sheet. In the three months ended March 31, 2015 the Company did not repurchase any common stock under a repurchase program, as no formal repurchase program was in effect during 2015.

Cash Dividends

The Company initiated a quarterly cash dividend of $0.025 per share of common stock outstanding in the third quarter of 2012 and increased this dividend to $0.0275 per share in the second quarter of 2013 and $0.03 per share in the second quarter of 2014. The Company made dividend payments of $850,000 and $772,000 from cash on hand for the three months ended March 31, 2015 and 2014, respectively. The dividend payments were recorded as a reduction to retained earnings on the Company’s Summary Consolidated Balance Sheets.

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

Equity Grants

During the three months ended March 31, 2015 the Compensation Committee of the Company’s Board of Directors authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 276,000 shares and had an aggregate market value of $3.0 million. The PSUs granted in 2015 represent the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2015 is based on attaining specified levels of adjusted EBITDA, inventory, and accounts receivable, as defined in the PSU grant documents, for the 2015 calendar year. The Company currently believes that achievement of the performance component is probable, and will reevaluate this likelihood on a quarterly basis.

During the three months ended March 31, 2014 the Compensation Committee of the Company’s Board of Directors authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 326,000 shares and had an aggregate grant date market value of $3.3 million. The PSUs granted in 2014 represented the right to receive from 50% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2014 was based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2014 calendar year. The PSUs granted in 2014 earned 50% of the target number of shares.

The Compensation Committee of the Company’s Board of Directors authorized from approved stock incentive plans, grants of stock options to purchase a total of 283,000 and 162,000 shares to certain Company officers during the three months ended March 31, 2015 and 2014. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 36,000 and 59,000 shares in the three months ended March 31, 2015 and 2014, respectively, through the Company’s ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Stock Options	ESPP Options	Stock Options	ESPP Options
Expected life of options	4.75 Years	.50 Years	4.25 Years	.50 Years
Expected stock price volatility	0.45	0.34	0.55	0.34
Dividends	1.09%	1.06%	1.10%	0.99%
Risk-free interest rate	1.51%	0.12%	1.19%	0.10%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended March 31,
	2015	2014

RSA, PSA, RSU, and PSU expense	$865	$712
Stock option and ESPP option expense	308	207

Total stock compensation expense	$1,173	$919

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, PSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continued to vest during the period, and compensation related to the Company’s ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to deferred preservation costs and inventory costs. The Company capitalized $36,000 and $74,000 in the three months ended March 31, 2015 and 2014, respectively, of the stock compensation expense into its deferred preservation costs and inventory costs.

As of March 31, 2015 the Company had total unrecognized compensation costs of $6.9 million related to RSAs, PSAs, RSUs, and PSUs, and $2.9 million related to unvested stock options before considering the effect of expected forfeitures. As of March 31, 2015 this expense is expected to be recognized over a weighted-average period of 1.6 years for RSAs, 2.4 years for PSAs, 2.2 years for RSUs, 1.3 years for PSUs, and 2.4 years for stock options.

15. (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted (loss) income per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic (loss) income per common share	2015	2014

Net (loss) income	$(274)	$1,059
Net loss (income) allocated to participating securities	7	(21)

Net (loss) income allocated to common shareholders	$(267)	$1,038

Basic weighted-average common shares outstanding	27,523	27,376

Basic (loss) income per common share	$(0.01)	$0.04

	Three Months Ended March 31,
Diluted (loss) income per common share	2015	2014

Net (loss) income	$(274)	$1,059
Net loss (income) allocated to participating securities	7	(21)

Net (loss) income allocated to common shareholders	$(267)	$1,038

Basic weighted-average common shares outstanding	27,523	27,376
Effect of dilutive stock options and awards[a]	—	1,087

Diluted weighted-average common shares outstanding	27,523	28,463

Diluted (loss) income per common share	$(0.01)	$0.04

a    The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to (loss) income per common share. Accordingly, stock options to purchase a weighted-average 738,000 shares and 131,000 shares for the three months ended March 31, 2015 and 2014, respectively, were excluded from the calculation of diluted weighted-average common shares outstanding.

16. Segment Information

The Company has two reportable segments organized according to its products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue® Surgical Adhesive, BioFoam® Surgical Matrix, PerClot, CardioGenesis cardiac laser therapy, HeRO Graft, ProCol, and PhotoFix. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
	2015	2014

Revenues:
Medical devices	$19,391	$19,455
Preservation services	14,440	16,276

Total revenues	33,831	35,731

Cost of products and preservation services:
Medical devices	5,033	3,801
Preservation services	9,131	9,457

Total cost of products and preservation services	14,164	13,258

Gross margin:
Medical devices	14,358	15,654
Preservation services	5,309	6,819

Total gross margin	$19,667	$22,473

The following table summarizes net revenues by product and preservation services (in thousands):

	Three Months Ended March 31,
	2015	2014

Products:
BioGlue and BioFoam	$14,042	$15,240
PerClot	976	916
CardioGenesis cardiac laser therapy	2,137	1,684
HeRO Graft	1,860	1,615
ProCol	204	—
PhotoFix	172	—

Total products	19,391	19,455

Preservation services:
Cardiac tissue	6,663	7,190
Vascular tissue	7,777	9,086

Total preservation services	14,440	16,276

Total revenues	$33,831	$35,731

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, is a leader in medical device manufacturing and distribution and in the processing and distribution of implantable human tissues for use in cardiac and vascular surgeries. CryoLife’s surgical sealants and hemostats include BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), and PerClot®, an absorbable powdered hemostat, which the Company distributes internationally for Starch Medical, Inc. (“SMI”). CryoLife’s CardioGenesis cardiac laser therapy product line, which includes a laser console system and single-use, fiber-optic handpieces, is used for the treatment of coronary artery disease in patients with severe angina. CryoLife markets the Hemodialysis Reliable Outflow Graft (“HeRO® Graft”) and is the exclusive distributor of ProCol® Vascular Bioprosthesis (“ProCol”) for Hancock Jaffe Laboratories, Inc. Both HeRO Graft and ProCol are solutions for end-stage renal disease (“ESRD”) in certain hemodialysis patients. CryoLife is the exclusive distributor of PhotoFixTM (“PhotoFix”) for Genesee Biomedical, Inc. PhotoFix is a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. The cardiac and vascular human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch tissue (“CryoPatch SG”), both of which are processed using CryoLife’s proprietary SynerGraft® technology.

During the quarter ended March 31, 2015 the Company was re-inspected by the U.S. Food and Drug Administration (“FDA”) to evaluate the Company’s responses to the January 2013 warning letter (“Warning Letter”) and Form 483, Notice of Inspectional Observations (“Form 483”) issued by the FDA in 2014. In April 2015 the Company received a close-out letter from the FDA verifying that the Company has successfully implemented corrective actions put in place following the Warning Letter. See the “Regulatory Activity” section below for further details.

The Company reported first quarter revenues of $33.8 million, a 5% decrease over the quarter ended March 31, 2014. This decrease was primarily due to a decrease in tissue preservation services and BioGlue revenues, partially offset by increases in the Company’s other product revenues. The Company’s revenues were also impacted by the unfavorable impact of foreign currency exchange rates during the first quarter of 2015. See the “Results of Operations” section below for additional analysis of the three months ended March 31, 2015.

Recent Events

Retirement of Steven G. Anderson

On April 9, 2015 the Company’s former President, Chief Executive Officer (“CEO”), and Executive Chairman, Mr. Steven G. Anderson, retired from service as an employee of the Company and a member of its Board of Directors and entered into a Separation Agreement (the “Agreement”) with the Company. See “Liquidity and Capital Resources” below for a further discussion of severance and post-employment benefit payments due to Mr. Anderson under the Agreement.

PerClot Litigation

In April 2014 CryoLife received 510(k) clearance from the FDA to market PerClot Topical in the U.S. PerClot Topical is a version of the Company’s PerClot product, which was manufactured by the Company at its headquarters and labeled for use in certain topical indications. CryoLife launched PerClot Topical in August 2014.

As discussed in Part II, Item 1, Legal Proceedings of this Form 10-Q, in April 2014 CryoLife filed a declaratory judgment lawsuit against C.R. Bard, Inc. (“Bard”) and its subsidiaries Davol, Inc. (“Davol”) and Medafor, Inc. (“Medafor”) (collectively, “Defendants”) in the U.S. District Court for the District of Delaware (the “Court”), requesting that the Court declare that CryoLife’s manufacture, use, offer for sale, and sale of PerClot in the U.S. does not and would not infringe Bard’s U.S. Patent No. 6,060,461 (the “‘461 Patent”). In addition, CryoLife requested that the Court declare that the claims of the ‘461 Patent are invalid. On September 19, 2014 Medafor filed a motion for a preliminary injunction, asking the Court to enjoin CryoLife’s marketing and sale of PerClot in the U.S. In March 2015 the Court ruled that CryoLife’s declaratory judgment lawsuit against Medafor may proceed and dismissed Bard and Davol from the lawsuit. The Court also granted Medafor’s motion for a preliminary injunction, which prohibits CryoLife from marketing, selling, and distributing PerClot in the U.S. while the litigation proceeds. In March 2015 CryoLife ceased all marketing, sales, and distribution of PerClot, including PerClot Topical, in the U.S. in accordance with the Court’s order. In April 2015 CryoLife filed with the Court notice of CryoLife’s appeal to the U.S. Court of Appeals for the Federal Circuit of the Court’s ruling on the preliminary injunction motion.

Regulatory Activity

In March 2015 the FDA re-inspected the Company to review the Company’s corrective actions in response to the Warning Letter and the Form 483 issued to the Company in 2014. The FDA concluded its inspection in March, and did not issue a Form 483 as a result of the inspection. In April 2015 the Company received a close-out letter from the FDA verifying that the Company has successfully implemented corrective actions put in place following the Warning Letter. The receipt of the close-out letter confirms that all items in the Warning Letter were closed, with the FDA determining that the Company’s remediation activities are effective and its quality management system is in substantial compliance.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2014. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company did not experience any significant changes during the quarter ended March 31, 2015 in any of its Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2014.

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

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended March 31,		Revenues as a Percentage of Total Revenues for the Three Months Ended March 31,
	2015	2014	2015	2014

Products:
BioGlue and BioFoam	$14,042	$15,240	42%	43%
PerClot	976	916	3%	2%
CardioGenesis cardiac laser therapy	2,137	1,684	6%	5%
HeRO Graft	1,860	1,615	5%	4%
ProCol	204	—	1%	— %
PhotoFix	172	—	— %	— %

Total products	19,391	19,455	57%	54%
Preservation services:
Cardiac tissue	6,663	7,190	20%	20%
Vascular tissue	7,777	9,086	23%	26%

Total preservation services	14,440	16,276	43%	46%

Total	$33,831	$35,731	100%	100%

Revenues decreased 5% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. A detailed discussion of the changes in product revenues and preservation services revenues for the three months ended March 31, 2015 is presented below.

Products

Revenues from products decreased slightly for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The decrease in BioGlue revenues was largely offset by increases in the Company’s other products. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; PerClot; CardioGenesis cardiac laser therapy; and HeRO Graft is presented below.

The Company’s sales of products through its direct sales force to U.K. hospitals are denominated in British Pounds, and its sales to German, Austrian, and Irish hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. During the first quarter of 2015, the U.S. Dollar strengthened materially, as compared to the British Pound and Euro and, as a result, the Company’s revenues denominated in these currencies decreased when translated into U.S. Dollars. Any further change in these exchange rates could have a material, adverse effect on the Company’s revenues denominated in these currencies. Additionally, the Company’s sales to many distributors around the world are denominated in U.S. Dollars, and, although these sales are not directly impacted by the strong U.S. Dollar, the Company believes that its distributors may be delaying or reducing purchases of products in U.S. Dollars due to the relative price of these goods in their local currencies. The Company expects that the effects of the strong U.S. Dollar will continue to unfavorably impact product revenues throughout 2015.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, decreased 8% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This decrease was primarily due to a 9% decrease in the volume of milliliters sold, which decreased revenues by 8% and the unfavorable effect of foreign currency exchange, which decreased revenues by 1%, partially offset by an increase in average sales prices, which increased revenues by 1%.

The decrease in sales volume of surgical sealants for the three months ended March 31, 2015 was due to a decrease in shipments of BioGlue in certain international markets. The decrease in international sales of BioGlue was primarily due to decreased sales to a major market in Europe, as the Company begins its efforts to transition this market from a distributor to a direct sales model, and due to decreased sales to certain other international markets due to the timing of distributor ordering.

The Company believes that BioGlue revenues will continue to be impacted by the transition to a direct sales model in a major European market during the second and third quarters of 2015. Management is currently seeking expanded indications for BioGlue in Japan and regulatory approval for BioGlue in China and, if successful, believes this will provide additional international growth opportunities for BioGlue in future years.

Domestic revenues accounted for 62% and 56% of total BioGlue revenues for the three months ended March 31, 2015 and 2014, respectively. BioFoam sales accounted for less than 1% of surgical sealant sales for each of the three months ended March 31, 2015 and 2014. BioFoam is currently approved for sale in certain international markets.

PerClot

Revenues from the sale of PerClot, including PerClot and PerClot Topical, increased 7% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase was primarily due to a 3% increase in the volume of grams sold, which increased revenues by 15%, partially offset by the unfavorable effect of foreign currency exchange, which decreased revenues 8%.

Revenues during these periods were largely for sales in certain international markets, as PerClot Topical was only approved for domestic distribution for a limited time, as discussed below. The volume increase was primarily due to sales in the U.S., Latin America, and in the Company’s direct markets in Europe, partially offset by decreases in several indirect markets.

The Company expects that overall PerClot revenues will increase in 2015, as compared to 2014; however, revenues may show some variability from quarter-to-quarter.

As discussed in Recent Events above, in April 2014 CryoLife received 510(k) clearance for PerClot Topical from the FDA, which allowed CryoLife to begin commercialization of PerClot Topical in the U.S. In March 2015 the Court granted Medafor’s motion for a preliminary injunction with respect to CryoLife’s marketing, sale, and distribution of PerClot. The Company began shipping PerClot Topical in August 2014 and in March 2015 CryoLife ceased all marketing, sales, and distribution of PerClot, including all sales of PerClot Topical, in the U.S. in accordance with the Court’s order.

The Company is currently initiating its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the second quarter of 2015 and currently expects to receive Premarket Approval (“PMA”) from the FDA during 2017.

CardioGenesis Cardiac Laser Therapy

Revenues from the Company’s CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, revenues from the sale of laser consoles. Revenues from cardiac laser therapy increased 27% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Revenues from the sale of laser consoles were $69,000 and $57,000 for the three months ended March 31, 2015 and 2014, respectively. Revenues from the sale of handpieces increased 31% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a 28% increase in unit shipments of handpieces.

The increase in handpiece revenues for the three months ended March 31, 2015 was primarily due to unusually low handpiece revenues in the first quarter of 2014, as a result of the slower than anticipated adoption of the new handpiece design, which was rolled out in the second half of 2013 and early 2014.

The Company expects that overall cardiac laser therapy revenues will increase slightly in 2015 as compared to 2014; however, revenues from laser console sales can vary significantly from quarter to quarter due to the long lead time required to generate sales of capital equipment.

HeRO Graft

Revenues from HeRO Grafts include revenues related to the sale of vascular grafts, venous outflow components, and accessories, which are generally sold together as a kit. HeRO Grafts are primarily distributed in domestic markets as a solution for ESRD in certain hemodialysis patients. HeRO Graft revenues for the three months ended March 31, 2015 increased 15%, as compared to the three months ended March 31, 2014, primarily due to an increase in the volume of kits sold to direct markets in Europe and the U.S. as a result of an increase in procedure volume and an increase in the number of implanting physicians.

Management currently expects that overall HeRO Graft revenues will increase in 2015, as compared to 2014. Although HeRO Graft revenues are subject to variability quarter to quarter due to the timing of surgical cases, the Company believes that this variability will continue to decrease as the Company broadens its base of implanting physicians.

Preservation Services

Revenues from preservation services decreased 11% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The decrease in revenues for the three month period was primarily due to a decrease in vascular tissue services revenues, and to a lesser extent cardiac tissue services revenues, during the period. A detailed discussion of the changes in cardiac and vascular preservation services revenues is presented below.

Throughout 2014 the Company made significant changes to various tissue processing and quality procedures in an effort to address the Warning Letter and Form 483 as discussed in Recent Events above, which resulted in a decrease in tissue processing throughput and an increase in the Company’s cost of processing tissues. Preservation services revenues and costs were negatively impacted during 2014 due to these factors. The Company expects these factors to continue to impact revenues and costs in 2015 as it continues to ship tissues that were processed in 2014. The Company continues to review and modify its procedures as part of its ongoing compliance efforts and in an effort to improve tissue processing throughput and reduce costs.

Preservation services revenues, particularly revenues for certain high-demand tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion of specific items affecting cardiac and vascular preservation services revenues for the three months ended March 31, 2015 below.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, decreased 7% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This decrease was primarily due to a 15% decrease in unit shipments of cardiac tissues, which decreased revenues by 11%, partially offset by an increase in average service fees, which increased revenues by 4%.

The decrease in volume for the three months ended March 31, 2015 was primarily due to a decrease in volume of cardiac valve and patch shipments in domestic markets. The decrease in cardiac tissue shipments in domestic markets was due to the timing of tissue releases, which were unfavorably impacted by reduced tissue availability as discussed above, as compared to the prior year periods.

The increase in average service fees for the three months ended March 31, 2015 was primarily due to list price increases in domestic markets that took effect in July 2014 and due to the routine negotiation of pricing contracts with certain customers.

Revenues from SynerGraft processed tissues, including the CryoValve SGPV and CryoPatch SG, accounted for 65% and 58% of total cardiac preservation services revenues for the three months ended March 31, 2015 and 2014, respectively. Domestic revenues accounted for 96% and 95% of total cardiac preservation services revenues for the three months ended March 31, 2015 and 2014, respectively.

The Company’s cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects.

The Company expects that cardiac preservation services revenues will increase for the full year 2015 as compared to 2014.

Vascular Preservation Services

Revenues from vascular preservation services decreased 14% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This decrease was primarily due to an 18% decrease in unit shipments of vascular tissues, which decreased revenues by 19%, partially offset by an increase in average service fees, which increased revenues by 5%.

The decrease in vascular volume for the three months ended March 31, 2015 was primarily due to decreases in shipments of saphenous veins. The Company believes that the decrease in unit shipments of veins was primarily due to the timing of tissue releases for shipments to domestic markets as compared to the prior year periods, which were unfavorably impacted by reduced tissue availability as discussed above, and due to increasing competition in the vascular tissue market.

The increase in average service fees for the three months ended March 31, 2015 was primarily due to list fee increases in domestic markets that took effect in July 2014, fee differences due to physical characteristics of vascular tissues, and the routine negotiation of pricing contracts with certain customers.

The majority of the Company’s vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. These tissues are primarily distributed in domestic markets.

The Company expects that vascular preservation services revenues for the full year 2015 will be comparable to revenues in 2014.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended March 31,
	2015	2014

Cost of products	$5,033	$3,801

Cost of products increased 32% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Cost of products in 2015 and 2014 includes costs related to BioGlue, BioFoam, PerClot, CardioGenesis cardiac laser therapy, and HeRO Grafts. Cost of products in 2015 also includes costs related to PhotoFix and ProCol.

The increase in cost of products in the three months ended March 31, 2015 was primarily due to the write-down of PerClot Topical inventory following the Company’s cessation of marketing, sales, and distribution of that product in accordance with the Court’s order, as discussed in Recent Events above. To a lesser extent, the increase was due to an increase in the cost of manufacturing PerClot and cardiac laser therapy handpieces and to increases in unit sales of HeRO Grafts and the Company’s new distributed products, ProCol and PhotoFix, partially offset by a decrease in unit sales of BioGlue.

Cost of Preservation Services

	Three Months Ended March 31,
	2015	2014

Cost of preservation services	$9,131	$9,457

Cost of preservation services decreased 3% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three months ended March 31, 2015 primarily due to a decrease in unit shipments of cardiac and vascular tissues, partially offset by an increase in the per unit cost of processing tissues, as a result of lower processing throughput of tissues, increased compliance and personnel costs, and an increase in the cost of materials, as discussed above. The higher per unit cost of processing tissues is expected to continue at least through the first half of 2015.

Gross Margin

	Three Months Ended March 31,
	2015	2014

Gross margin	$19,667	$22,473
Gross margin as a percentage of total revenues	58%	63%

Gross margin decreased 12% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Gross margin as a percentage of total revenues in the three months ended March 31, 2015 decreased as compared to the three months ended March 31, 2014. These decreases were primarily due to a change in the mix of products, as revenues decreased for the Company’s higher margin BioGlue product and increased for the Company’s lower margin products, and due to increased costs, including the write-down of PerClot Topical inventory, an increase in the per unit cost of processing tissues, and higher costs to manufacture PerClot, as discussed above.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended March 31,
	2015	2014

General, administrative, and marketing expenses	$18,969	$18,275
General, administrative, and marketing expenses as a percentage of total revenues	56%	51%

General, administrative, and marketing expenses increased 4% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

The increase in general, administrative, and marketing expenses for the three months ended March 31, 2015 was primarily due to severance benefits and the impairment of a PerClot Topical intangible asset. In addition, the increase was due to higher legal fees related to the litigation with Bard, partially offset by a reduction in commission expenses. See Part I, Item 3, “Legal Proceedings” for discussion of the Company’s litigation with Bard.

The Company expects that its general, administrative, and marketing expenses will increase in the second quarter of 2015, as compared to 2014 primarily due to severance benefits. The Company will record incremental expense of approximately $1.2 million in the second quarter of 2015 related to the retirement of Mr. Anderson, the Company’s former President, CEO, and Executive Chairman.

Research and Development Expenses

	Three Months Ended March 31,
	2015	2014

Research and development expenses	$2,252	$2,502
Research and development expenses as a percentage of total revenues	7%	7%

Research and development expenses decreased 10% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Research and development spending in these periods was primarily focused on clinical work with respect to PerClot, the Company’s tissue processing, and BioGlue and BioFoam. The Company expects that research and development spending will increase materially in 2015 due to planned increases in spending on the PerClot clinical study.

Earnings

	Three Months Ended March 31,
	2015	2014

(Loss) income before income taxes	$(1,773)	$1,737
Income tax (benefit) expense	(1,499)	678

Net (loss) income	$(274)	$1,059

Diluted (loss) income per common share	$(0.01)	$0.04

Diluted weighted-average common shares outstanding	27,523	28,463

The Company experienced a loss before income taxes for the three months ended March 31, 2015, as compared to income before income taxes for the three months ended March 31, 2014. The loss before income taxes for the three months ended March 31, 2015 was primarily due to a decrease in revenues and an increase in cost of products and preservation services, which decreased margins, as discussed above.

The Company’s effective income tax rate was approximately 85% for the three months ended March 31, 2015, as compared to 39% for the three months ended March 31, 2014. The Company’s income tax rate for the three months ended March 31, 2015 was unfavorably affected by the absence of the domestic production activities deduction, as the Company does not anticipate being eligible for this deduction in 2015, and by other permanent book/tax differences, which are expected to have a proportionally larger impact in 2015 than in the prior year when compared to the Company’s estimates of pretax book income. The Company expects its effective income tax rate for the remainder of 2015 to continue to be significantly higher than that of 2014. The Company’s income tax rates for the three months ended March 31, 2015 and 2014 did not include an anticipated benefit from the research and development tax credit, which had not yet been enacted within the respective time periods.

The Company experienced a net loss and diluted loss per common share for the three months ended March 31, 2015, as compared to net income and diluted income per common share for the three months ended March 31, 2014, primarily due to the loss before income taxes, as discussed above.

Diluted (loss) income per common share could be affected in future periods by changes in the Company’s common stock outstanding.

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

The Company is uncertain whether the demand for PerClot will be seasonal, as this product has not fully penetrated many markets and, therefore, the nature of any seasonal trends in PerClot sales may be obscured.

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

Liquidity and Capital Resources

Net Working Capital

At March 31, 2015 net working capital (current assets of $103.3 million less current liabilities of $17.2 million) was $86.1 million, with a current ratio (current assets divided by current liabilities) of 6 to 1, compared to net working capital of $85.4 million and a current ratio of 5 to 1 at December 31, 2014.

Overall Liquidity and Capital Resources

The Company’s primary cash requirements for the three months ended March 31, 2015 were capital expenditures for facilities and equipment and cash dividend payments. The Company funded its cash requirements through its existing cash reserves and its operating activities, which generated cash during the period.

The Company believes that its cash from operations and existing cash and cash equivalents will enable the Company to meet its current operational liquidity needs for at least the next twelve months. The Company’s future cash requirements are expected to include cash to fund business development activities, to fund the startup of the PerClot clinical trials, to pay severance and post-employment benefits, to fund the litigation against Bard, to fund cash dividends to common shareholders, to fund additional research and development expenditures, for general working capital needs, for capital expenditures, and for other corporate purposes. These items may have a significant effect on the Company’s cash flows during 2015. The Company may seek additional borrowing capacity or financing, pursuant to future shelf registration statements, for general corporate purposes or to fund other future cash requirements. If the Company undertakes significant business development activity in 2015, this would likely require the Company to draw down monies under its credit agreement, discussed below, obtain additional debt financing, and/or issue or sell additional equities, either privately or in registered offerings.

Significant Sources and Uses of Liquidity

On September 26, 2014 CryoLife amended and restated its credit agreement with General Electric Capital Corporation (“GE Capital”), extending the expiration date and amending other terms, which are discussed further below. CryoLife’s amended and restated credit agreement with GE Capital (the “GE Credit Agreement”) provides revolving credit for working capital, acquisitions, and general corporate purposes. The GE Credit Agreement has a borrowing capacity of $20.0 million (including a letter of credit subfacility and a swingline subfacility) and expires on September 26, 2019. The commitment may be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. The GE Credit Agreement also permits CryoLife to request a term loan in an aggregate amount of up to $25.0 million to finance or refinance the purchase price of a permitted acquisition. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. As a result, these funds will not be available to meet the Company’s liquidity needs during the term of the GE Credit Agreement and, as such, have been recorded as long-term restricted cash on the Company’s Consolidated Balance Sheets. Also, the GE Credit Agreement requires that, after giving effect to stock repurchases, the Company maintain liquidity, as defined in the agreement, of at least $20.0 million. As of March 31, 2015 the outstanding balance under the GE Credit Agreement was zero, and $20.0 million was available for borrowing.

On October 1, 2013 Bard completed its previously announced acquisition of the outstanding shares of Medafor common stock. The Company received an initial payment of approximately $15.4 million in the fourth quarter of 2013 for its shares of Medafor common stock due to Bard’s acquisition of Medafor, and received an additional payment of $530,000 in the fourth quarter of 2014 related to the release of funds in escrow. In April 2015 the Company received a payment of $891,000 related to the second scheduled release of funds in escrow, which will be recorded as a gain in the second quarter of 2015. Based on information provided by Medafor as part of its September 24, 2013 Proxy Statement, the Company could receive additional payments totaling up to an additional $7.0 million upon the final release of funds held in escrow and the satisfaction of certain contingent milestones, measurable through June 2015. Subsequent payments will be recorded as an additional gain if, and when, received by the Company.

The Company is currently initiating its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the second quarter of 2015 and currently expects to receive PMA from the FDA during 2017. Management believes that the costs of this clinical trial will be significant in 2015.

As discussed in Recent Events above, on April 9, 2015 Mr. Anderson retired from service as an employee of the Company and a member of its Board of Directors. The Company anticipates making a payment of approximately $2.4 million in cash severance and compensation payments to Mr. Anderson in October 2015, six months after his retirement. Additionally, a bonus payment, estimated at target payout rates to be approximately $100,000, is expected to be made in February 2016 at the same time as annual bonus payments, if any, are made to the Company’s officers.

The Company acquired net operating loss carryforwards from its acquisitions of Hemosphere, Inc. (“Hemosphere”) and Cardiogenesis Corporation that the Company believes will reduce required cash payments for federal income taxes by approximately $582,000 for the 2015 tax year.

As of March 31, 2015 approximately 4% of the Company’s cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2015, as compared to net cash used of $2.0 million for the three months ended March 31, 2014. The increase in net cash provided is primarily due to a large cash requirement for working capital needs in the three months ended March 31, 2014 that was not experienced in the three months ended March 31, 2015.

The Company uses the indirect method to prepare its cash flow statement and, accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the three months ended March 31, 2015 these non-cash items included a favorable $1.6 million in depreciation and amortization expenses and $1.1 million in non-cash compensation.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2015 these changes included a favorable adjustment of $1.2 million due to the timing differences between the recording of receivables and the receipt of cash and an unfavorable adjustment of $2.3 million due to timing differences between the recording of accounts payable, accrued expenses, and other liabilities and the actual payment of cash.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $1.6 million for the three months ended March 31, 2015, as compared to $1.7 million for the three months ended March 31, 2014. The current year cash used was primarily due to $1.1 million in capital expenditures.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $616,000 for the three months ended March 31, 2015, as compared to $1.1 million for the three months ended March 31, 2014. The current year cash used was primarily due to $850,000 in cash dividends paid.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of March 31, 2015 are as follows (in thousands):

	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Operating leases	$26,665	$2,319	$3,406	$3,479	$3,491	$3,462	$10,508
Purchase commitments	3,618	1,958	1,660	—	—	—	—
Contingent payments	1,000	—	—	1,000	—	—	—
Compensation payments	1,985	1,985	—	—	—	—	—
Research obligations	1,995	1,750	245	—	—	—	—

Total contractual obligations	$35,263	$8,012	$5,311	$4,479	$3,491	$3,462	$10,508

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space, leases on Company vehicles, and leases on a variety of office equipment.

The Company’s purchase commitments include minimum purchase requirements for PerClot related to the Company’s transaction with SMI. These minimum purchases are included only through 2016, which assumes that the Company receives FDA approval for PerClot during 2017. Upon FDA approval, the Company may terminate its minimum purchase requirements, per the terms of its agreements with SMI, which the Company expects to do. However, if the Company does not terminate this provision, it will have minimum purchase obligations of up to $1.75 million per year through the end of the contract term in 2025. The Company’s purchase commitments include obligations from agreements with suppliers.

The contingent payment obligation includes payments that the Company will make to SMI for PerClot, if certain FDA regulatory approvals and other commercial milestones are achieved.

The Company’s compensation payment obligations represent estimated payments for post-employment benefits for Mr. Anderson, the Company’s former President and CEO and Executive Chairman. On April 9, 2015 Mr. Anderson retired from service as an employee of the Company and a member of its Board of Directors, and entered into a Separation Agreement (the “Agreement”) with the Company. The timing of Mr. Anderson’s post-employment benefits, for purposes of the schedule above, is based on the anticipated payment of this benefit in October 2015, which is six months following his retirement. The schedule above does not include a $400,000 lump sum cash payment and 25% of the annual bonus he would have been entitled to under his employment agreement, estimated at target payout rates to be approximately $100,000, as these amounts became obligations after March 31, 2015 under the Agreement.

The Company’s research obligations represent commitments for ongoing studies and payments to support research and development activities and largely represent commitments related to the PerClot pivotal clinical trial.

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, as no assessments have been made for specific litigation, (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $1.7 million, as no specific assessments have been made by any taxing authorities, and (iii) contingent payment obligations of up to $4.5 million related to the Company’s acquisition of Hemosphere, as the Company does not currently anticipate triggering these contingent payments.

Capital Expenditures

Capital expenditures were $1.1 million for the three months ended March 31, 2015 as compared to $1.0 million for the three months ended March 31, 2014. Capital expenditures in the three months ended March 31, 2015 were primarily related to the routine purchases of manufacturing and tissue processing equipment, including support for the Company’s HeRO Graft and PerClot product lines; leasehold improvements needed to support the Company’s business; CardioGenesis cardiac laser therapy laser consoles; computer software; and computer and office equipment.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

•	Plans, costs, and expected timelines regarding clinical trials to obtain PMA to distribute PerClot in the U.S., regulatory approval for PerClot, the distribution of PerClot in certain markets after the requisite regulatory approvals are obtained, and the Company’s expectation that it will terminate its minimum purchase requirements after regulatory approval of PerClot;

•	Potential benefits and additional applications of the Company’s products;

•	Revenue trend estimates for the Company’s products and services for 2015;

•	Expectations regarding growth opportunities for BioGlue in Japan and China;

•	Expectations regarding 2015 tissue processing revenues and costs;

•	Potential for competitive products and services to affect the market for the Company’s products and services;

•	Anticipated payment of quarterly dividends each year;

•	Expectations regarding the recoverability and realizability of deferred tax assets and the anticipated benefits of net operating loss carryforwards;

•	Estimates of fair value of acquired assets, and the Company’s belief that the estimates are reasonable;

•	Expectations regarding the impact of the Company’s adoption of new accounting pronouncements;

•	The anticipated impact of changes in prevailing economic conditions, interest rates, and foreign currency exchange rates, including the effects of the relative strength of the U.S. dollar;

•	Expectations regarding the Company’s eligibility for the domestic production activities tax deduction;

•	Plans and expectations regarding research and development of new technologies and products;

•	Expectations about whether, and when, the Company may receive additional payments related to its sale of Medafor stock;

•	Expectations that general, administrative, and marketing expenses will increase in the second quarter of 2015, as compared to 2014 primarily due to severance benefits;

•	Expectations that research and development expenses will increase materially in 2015;

•	The Company’s belief that its sales of PerClot, upon FDA approval, and its derivative products will not infringe the patent held by Medafor;

•	Expectations regarding sales of BioGlue, PerClot, HeRO Grafts, handpieces, and laser consoles and the factors affecting such sales;

•	The Company’s beliefs and underlying assumptions regarding the seasonal nature of the demand for some of its products and services;

•	Adequacy of the Company’s financial resources and its belief that it will have sufficient cash to meet its operational liquidity needs for at least the next twelve months;

•	Estimates of contingent payments and royalties that may be paid by the Company and the timing of such payments, as well as expectations regarding whether contingent payments will be triggered;

•	The impact on cash flows of funding business development activities and the potential need to obtain additional borrowing capacity or financing;

•	Expectations regarding the source of any future payments related to any unreported product or tissue processing liability claims;

•	Constraints imposed on the Company by its lender under the existing credit facility;

•	Issues that may affect the Company’s future growth, financial performance, and cash flows; and

•	Other statements regarding future plans and strategies, anticipated events, or trends.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below, the risk factors set forth under Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2014, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks and Uncertainties

Along with the risks identified in Part II, Item 1A of this Form 10-Q, the risks and uncertainties which might affect the forward-looking statements and the Company, its ability to continue as a going concern, and the trading value of its common stock include concerns that:

•	We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting this product;

•	Our BioGlue patent has expired in the U.S. and most of the rest of the world. Competitors may utilize the inventions disclosed in the expired patents in competing products, although the competing product will have to be approved by the appropriate regulatory authority;

•	Competitors have obtained FDA approval for indications in which BioGlue has been used off-label and for which we cannot market BioGlue, which has reduced, and could continue to reduce, the addressable procedures for BioGlue;

•	Our products and tissues are subject to many significant risks, including being recalled or placed on hold by us, the FDA, or other regulatory bodies and being subjected to adverse publicity, which could lead to decreased use, additional regulatory scrutiny, and/or product liability lawsuits;

•	The FDA has expressed an intent to reevaluate the classification of CryoValve SG pulmonary valve tissue, and its advisory committee has voted in favor of classification of such tissue as a class III medical device. If CryoValve SG pulmonary valve tissue were to be reclassified as a class III medical device, we would be required to obtain a PMA. If we were unable to obtain a PMA, issuance of the PMA were delayed, or the attendant investment were to make pursuit of a PMA infeasible, we would be unable to distribute CryoValve SG pulmonary valve tissue to our customers, which would materially, adversely impact our revenues, liquidity, and net income;

•	Regulatory agencies could require us to change or modify our processes, procedures, and manufacturing operations, and such agencies could reclassify or reevaluate our clearances and approvals to sell our medical devices and tissue services;

•	Our tissues, which are not sterile when processed, and our medical devices allegedly have caused, and may in the future cause, injury to patients, which has exposed, and could in the future expose, us to tissue processing and product liability claims and additional regulatory scrutiny and inspections as a result;

•	We may be subject to regulatory action by the FDA, including recalls, injunctions, and/or civil money penalties, and the demand for our products and services could be negatively impacted by adverse publicity with respect to such actions. In addition, such actions could impact the availability of our products and tissues and our cost structure, including our revenues, financial condition, profitability, and cash flows;

•	We will not fully realize the benefit of our investment in our distribution and license and manufacturing agreements with Starch Medical, Inc. unless we are able to obtain FDA approval to distribute PerClot in the U.S., which will require an additional commitment of funds;

•	We may ultimately be unsuccessful in our PerClot clinical trials and/or may be unable to obtain FDA approval to market and distribute PerClot in the U.S. Even if we receive FDA approval, we may be unsuccessful in our efforts to sell PerClot in the U.S. as other competing products may have penetrated the market by that time;

•	Our litigation with Medafor will continue to be expensive, and if we lose, we may be prohibited from selling PerClot and its derivative products, such as PerClot Topical, or we may have to pay substantial royalties or damages related to such sales;

•	The receipt of impaired materials or supplies that do not meet our standards, the recall of materials or supplies by our vendors or suppliers, or our inability to obtain materials and supplies could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows;

•	Certain of our key production inputs are sourced from single suppliers. Should those suppliers experience production or other disruptions or temporarily suspend or discontinue their business operations or relevant product lines or configurations, or should we be unable to successfully negotiate agreements with them for continued supply, our production output could be reduced or halted, which could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows;

•	We continue to evaluate expansion through acquisitions, licenses, investments, and other distribution arrangements in other companies or technologies, and such actions involve the risk of unknown liabilities, and could result in the dilution of our stockholders’ value, the consumption of resources that may be necessary to operate our business, the incurrence of debt on unfavorable terms, and unfavorable tax consequences;

•	We may not realize the anticipated benefits from acquisitions, and we may be unable to integrate, upgrade, or replace systems acquired in acquisitions, secure the services of key employees, or succeed in the marketplace with the acquisition;

•	Our sales are impacted by challenging domestic and international economic conditions and their constraining effect on hospital budgets, and demand for our products and tissues could decrease in the future, which could have a material, adverse impact on our business;

•	Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material, adverse impact on us;

•	Key growth strategies may not generate the anticipated benefits;

•	We may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and our new products and services may not achieve market acceptance;

•	Extensive government regulation may adversely impact our ability to develop and market products and services, and restrictive laws, regulations, and rules could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows;

•	Uncertainties related to patents and protection of proprietary technology may adversely impact the value of our intellectual property or may result in our payment of significant monetary damages and/or royalty payments, negatively impacting our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary technology rights against others;

•	Our right to receive additional payments for our Medafor common stock is subject to revenue performance conditions related to the Arista product, with respect to which we have no control or ability to predict;

•	Intense competition may impact our ability to operate profitably;

•	If we are not successful in expanding our business activities in international markets, it could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows;

•	We are dependent on the availability of sufficient quantities of tissue from human donors;

•	Consolidation in the healthcare industry could continue to result in demands for price concessions, limits on the use of our products and tissues, and limitations on our ability to sell to certain of our significant market segments;

•	The success of many of our products and tissues depends upon strong relationships with physicians;

•	Our existing insurance policies may not be sufficient to cover our actual claims liability, and we may be unable to obtain future insurance policies in an amount sufficient to cover our anticipated claims at a reasonable cost or at all;

•	We are not insured against all potential losses. Natural disasters or other catastrophes could adversely impact our business;

•	Our current plans and ability to continue to pay a quarterly cash dividend may change;

•	Our credit facility limits our ability to pursue significant acquisitions and also may limit our ability to borrow;

•	Continued fluctuation of foreign currencies relative to the U.S. Dollar could materially, adversely impact our business;

•	Rapid technological change could cause our products and services to become obsolete; and

•	We are dependent on our key personnel.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $32.4 million and restricted cash of $5.0 million and interest paid on the Company’s variable rate line of credit as of March 31, 2015. A 10% adverse change in interest rates as compared to the rates experienced by the Company in the three months ended March 31, 2015, affecting the Company’s cash and cash equivalents, restricted cash, and line of credit would not have a material effect on the Company’s financial position, profitability, or cash flows.

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

The Company has revenues and expenses that are denominated in foreign currencies. Specifically, a significant portion of the Company’s international BioGlue and PerClot revenues are denominated in British Pounds and Euros, and a portion of the Company’s general, administrative, and marketing expenses are denominated in British Pounds, Euros, Swiss Francs, and Singapore Dollars. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result, the Company could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates. During the first quarter of 2015, the U.S. Dollar has strengthened materially as compared to the British Pound and Euro, and as a result, the Company’s revenues denominated in these currencies have decreased when translated into U.S. Dollars. Any further change in these exchange rates could have a material, adverse effect on the Company’s revenues denominated in these currencies.

An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2015 affecting the Company’s balances denominated in foreign currencies would not have had a material effect on the Company’s financial position or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by the Company for the three months ended March 31, 2015 affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material effect on the Company’s financial position, profitability, or cash flows.

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

The Company’s management, including the Company’s Chairman, President, and CEO and the Company’s Executive Vice President of Finance, Chief Operating Officer, and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The Company’s Disclosure Controls have been designed to provide reasonable assurance of achieving their objectives.

Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of March 31, 2015, the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

The Company’s management utilizes the criteria set forth in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal controls over financial reporting. During the quarter ended March 31, 2015 there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 28, 2014 CryoLife filed a declaratory judgment lawsuit against C.R. Bard, Inc. (“Bard”), and its subsidiaries Davol, Inc. (“Davol”) and Medafor, Inc. (“Medafor”) (collectively, “Defendants”), in the U.S. District Court for the District of Delaware (the “Court”). CryoLife requested that the Court declare that CryoLife’s manufacture, use, offer for sale, and sale of PerClot in the U.S. does not, and would not, infringe Bard’s U.S. Patent No. 6,060,461 (the “‘461 Patent”). In addition, CryoLife requested that the Court declare that the claims of the ‘461 Patent are invalid. As part of the relief requested, CryoLife requested injunctive relief and an award of attorneys’ fees.

The lawsuit against the Defendants followed the receipt by CryoLife of a letter from Medafor in September 2012 stating that PerClot, when introduced in the U.S., would infringe the ‘461 Patent when used in accordance with the method published in CryoLife’s literature and with the instructions for use. CryoLife received FDA 510(k) clearance for the sale of PerClot Topical in April 2014, began distributing PerClot Topical in August 2014, and received IDE approval in March 2014 to begin clinical trials for PerClot in certain surgical indications.

In June 2014 CryoLife filed an amended complaint, and Medafor filed a counterclaim for infringement in August 2014. The Defendants also filed various motions to dismiss. On September 19, 2014 Medafor filed a motion for a preliminary injunction, asking the Court to enjoin CryoLife’s marketing and sale of PerClot in the U.S. In March 2015 the Court ruled that CryoLife’s declaratory judgment lawsuit against Medafor may proceed and dismissed Bard and Davol from the lawsuit. The Court also granted Medafor’s motion for a preliminary injunction, which prohibits CryoLife from marketing, selling, and distributing PerClot in the U.S. while the litigation proceeds. In March 2015 CryoLife ceased all marketing, sales, and distribution of PerClot, including PerClot Topical, in the U.S. in accordance with the Court’s order. In April 2015 CryoLife filed with the Court notice of CryoLife’s appeal to the U.S. Court of Appeals for the Federal Circuit of the Court’s ruling on the preliminary injunction motion.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended March 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Common Stock and Common Stock Units

Period	Total Number of Common Shares and Common Stock Units Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
01/01/15 - 01/31/15	257	$11.26	—	$—
02/01/15 - 02/28/15	153,580	10.80	—	—
03/01/15 - 03/31/15	13,326	10.51	—	—

Total	167,163	10.78	—	—

The common shares purchased during the quarter ended March 31, 2015 were tendered to the Company in payment of the exercise price of outstanding options and taxes on stock compensation and were not part of a publicly announced plan or program.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibit index can be found below.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed October 28, 2014.)

3.2	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 27, 2011.) (File No. 001-13165)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.) (File No. 001-13165)

4.2	First Amended and Restated Rights Agreement, dated as of November 2, 2005, between CryoLife, Inc. and American Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 3, 2005.) (File No. 001-13165)

10.1	Form of Indemnification Agreement for Non-Employee Directors and Certain Officers. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 18, 2015.)

10.2*	Form of Performance Share Agreement with Named Executive Officers pursuant to the Second Amended and Restated CryoLife, Inc. 2009 Employee Stock Incentive Plan.

31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYOLIFE, INC.
(Registrant)

/s/ J. PATRICK MACKIN	/s/ D. ASHLEY LEE
J. PATRICK MACKIN	D. ASHLEY LEE
Chairman, President, and	Executive Vice President,
Chief Executive Officer	Chief Operating Officer, and
(Principal Executive Officer)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

April 29, 2015
DATE