Form 10-Q
period 2015-06-30
CRYOLIFE INC
filed 2015-07-28
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                             No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2015
Common Stock, $.01 par value per share	28,385,389 Shares

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

	(Unaudited)		(Unaudited)
Revenues:
Products	$19,918	$20,350	$39,309	$39,805
Preservation services	15,608	14,340	30,048	30,616

Total revenues	35,526	34,690	69,357	70,421

Cost of products and preservation services:
Products	4,244	4,131	9,277	7,932
Preservation services	9,728	8,175	18,859	17,632

Total cost of products and preservation services	13,972	12,306	28,136	25,564

Gross margin	21,554	22,384	41,221	44,857

Operating expenses:
General, administrative, and marketing	19,327	17,959	38,296	36,234
Research and development	2,684	2,203	4,936	4,705

Total operating expenses	22,011	20,162	43,232	40,939

Operating (loss) income	(457)	2,222	(2,011)	3,918

Interest expense	30	(16)	60	45
Interest income	(12)	(45)	(15)	(48)
Gain on sale of Medafor investment	(891)	--	(891)	--
Other expense (income), net	250	(111)	442	(210)

Income (loss) before income taxes	166	2,394	(1,607)	4,131
Income tax expense (benefit)	668	233	(831)	911

Net (loss) income	$(502)	$2,161	$(776)	$3,220

(Loss) income per common share:
Basic	$(0.02)	$0.08	$(0.03)	$0.12

Diluted	$(0.02)	$0.08	$(0.03)	$0.11

Dividends declared per common share	$0.0300	$0.0300	$0.0600	$0.0575

Weighted-average common shares outstanding:
Basic	27,713	27,502	27,619	27,439
Diluted	27,713	28,317	27,619	28,382

Net (loss) income	$(502)	$2,161	$(776)	$3,220
Other comprehensive income	342	41	225	6

Comprehensive (loss) income	$(160)	$2,202	$(551)	$3,226

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2015	December 31, 2014

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,075	$33,375
Restricted securities	869	884
Receivables, net	23,189	22,863
Inventories	13,508	12,739
Deferred preservation costs	23,726	25,196
Deferred income taxes	6,610	6,210
Prepaid expenses and other	5,655	4,761

Total current assets	108,632	106,028

Property and equipment, net	12,108	12,002
Restricted cash	5,000	5,000
Goodwill	11,365	11,365
Patents, net	1,611	1,784
Trademarks and other intangibles, net	18,151	19,496
Deferred income taxes	13,889	15,659
Other	5,312	4,823

Total assets	$176,068	$176,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,104	$4,543
Accrued compensation	6,545	5,406
Accrued procurement fees	4,805	4,675
Accrued expenses and other	3,351	5,583
Deferred income	382	420

Total current liabilities	19,187	20,627

Other	7,339	6,845

Total liabilities	26,526	27,472

Commitments and contingencies

Shareholders’ equity:
Preferred stock	--	--
Common stock (issued shares of 29,608 in 2015 and 29,229 in 2014)	296	292
Additional paid-in capital	140,073	135,227
Retained earnings	20,292	22,768
Accumulated other comprehensive income (loss)	104	(121)
Treasury stock at cost (shares of 1,265 in 2015 and 1,101 in 2014)	(11,223)	(9,481)

Total shareholders’ equity	149,542	148,685

Total liabilities and shareholders’ equity	$176,068	$176,157

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,

	2015	2014

	(Unaudited)
Net cash flows from operating activities:
Net (loss) income	$(776)	$3,220

Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	3,111	2,937
Non-cash compensation	3,174	1,644
Gain on sale of Medafor investment	(891)	--
Other non-cash adjustments to income	2,380	(391)

Changes in operating assets and liabilities:
Receivables	(326)	(1,264)
Inventories and deferred preservation costs	130	(1,731)
Prepaid expenses and other assets	(1,383)	(2,608)
Accounts payable, accrued expenses, and other liabilities	(225)	(978)

Net cash flows provided by operating activities	5,194	829

Net cash flows from investing activities:
Capital expenditures	(2,192)	(2,272)
Proceeds from sale of Medafor investment	891	--
Other	(487)	(1,522)

Net cash flows used in investing activities	(1,788)	(3,794)

Net cash flows from financing activities:
Cash dividends paid	(1,700)	(1,610)
Proceeds from exercise of stock options and issuance of common stock	707	504
Repurchases of common stock	--	(2,007)
Other	(884)	(672)

Net cash flows used in financing activities	(1,877)	(3,785)

Effect of exchange rate changes on cash	171	(23)

Increase (decrease) in cash and cash equivalents	1,700	(6,773)

Cash and cash equivalents, beginning of period	33,375	37,643

Cash and cash equivalents, end of period	$35,075	$30,870

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2014 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2014.

2. Financial Instruments

The following is a summary of the Company’s financial instruments measured at fair value (in thousands):

June 30, 2015	Level 1	Level 2	Level 3	Total

Restricted securities:
Money market funds	$869	$--	$--	$869

Total assets	$869	$--	$--	$869

December 31, 2014	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market funds	$18,213	$--	$--	$18,213
Restricted securities:
Money market funds	884	--	--	884

Total assets	$19,097	$--	$--	$19,097

The Company used prices quoted from its investment management companies to determine the Level 1 valuation of its investments in money market funds.

3. Cash Equivalents and Restricted Cash and Securities

The following is a summary of cash equivalents and restricted cash and securities (in thousands):

June 30, 2015	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Restricted cash and securities:
Cash	$5,000	$--	$5,000
Money market funds	869	--	869

December 31, 2014	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$18,213	$--	$18,213
Restricted cash and securities:
Cash	5,000	--	5,000
Money market funds	884	--	884

As of June 30, 2015 and December 31, 2014 $869,000 and $884,000, respectively, of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations. As of June 30, 2015 and December 31, 2014 $5.0 million of the Company’s cash was designated as long-term restricted cash due to a financial covenant requirement under the Company’s credit agreement with General Electric Capital Corporation (“GE Capital”), as discussed in Note 11. This restriction will lapse upon expiration of the credit agreement with GE Capital on September 26, 2019.

There were no gross realized gains or losses on cash equivalents in the three and six months ended June 30, 2015 and 2014. As of June 30, 2015 $869,000 of the Company’s restricted securities had a maturity date of between three months and one year. As of December 31, 2014 $622,000 of the Company’s restricted securities had a maturity date within three months and $262,000 had a maturity date between three months and one year. As of June 30, 2015 and December 31, 2014 $5.0 million of the Company’s long-term restricted cash had no maturity date.

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

In accordance with the terms of the HJ Agreement, CryoLife made payments to Hancock Jaffe of $1.7 million during 2014 and $576,000 in January 2015. In exchange for these payments, CryoLife obtained the right to receive a designated amount of ProCol inventory for resale, a portion of which the Company received in 2014 and 2015. Subsequent to this initial inventory purchase, CryoLife can purchase additional units from Hancock Jaffe at an agreed upon transfer price. The Company began limited distribution of ProCol in the second quarter of 2014. On September 29, 2014 Hancock Jaffe received U.S. Food and Drug Administration (“FDA”) approval of the Premarket Approval (“PMA”) Supplement associated with its new manufacturing facility, and the Company began shipping product made in this new facility in the fourth quarter of 2014.

PhotoFix Distribution Agreement

In 2014 CryoLife entered into an exclusive supply and distribution agreement with Genesee Biomedical, Inc. (“GBI”) to acquire the distribution rights to PhotoFix TM, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. PhotoFix has received FDA 510(k) clearance and is indicated for use in intracardiac repair, including ventricular repair and atrial repair, great vessel repair and suture line buttressing, and pericardial closure.

The agreement between CryoLife and GBI (the “GBI Agreement”) has an initial five-year term and is renewable for two one-year periods at CryoLife’s option. Per the terms of the GBI Agreement, CryoLife is purchasing PhotoFix inventory for resale at an agreed upon transfer price and has the option to acquire the PhotoFix product line from GBI that became effective in March 2015. In January 2015 the Company received its initial shipments and launched its distribution of PhotoFix.

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

Contingent Consideration

As of the Hemosphere acquisition date, CryoLife recorded a contingent consideration liability of $1.8 million in long-term liabilities on its Summary Consolidated Balance Sheet, representing the estimated fair value of the contingent consideration expected to be paid to the former shareholders of Hemosphere upon the achievement of certain revenue-based milestones. The acquisition agreement provides for a maximum of $4.5 million in future consideration payments through December 2015 based on the attainment of specified sales targets.

The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. The Company applied a risk-based estimate of the probability of achieving each scenario and then applied a cost-of-debt-based discount rate. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about future revenues, and was, therefore, classified as Level 3 within the fair value hierarchy. The Company remeasured this liability at each reporting date and recorded changes in the fair value of the contingent consideration in other expense (income) on the Company’s Consolidated Statements of Operations and Comprehensive Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of Company revenue estimates. As of December 31, 2014 the Company reviewed the full year revenue performance of Hemosphere for 2014 and 2013, and reviewed its 2015 annual budgets, which were updated in the fourth quarter of 2014. As a result of this review, as of December 31, 2014 the Company believed that achievement of the minimum revenue target to trigger payment was remote, and, therefore, estimated the fair value of the contingent consideration to be zero.

The Company recorded a gain of zero in both the three and six months ended June 30, 2015 and gains of $198,000 and $296,000 in the three and six months ended June 30, 2014, respectively, on the remeasurement of the contingent consideration liability. The gains recorded in the prior year periods were due to changes in the Company’s estimates, partially offset by the effect of the passage of time on the fair value measurements. The balance of the contingent consideration liability was zero as of June 30, 2015 and December 31, 2014.

6. ValveXchange

Preferred Stock Investment

In July 2011 the Company purchased shares of series A preferred stock of ValveXchange, Inc. (“ValveXchange”) for approximately $3.5 million. ValveXchange was a private medical device company that was spun off from Cleveland Clinic to develop a lifetime heart valve replacement technology platform featuring exchangeable bioprosthetic leaflets. As ValveXchange’s stock was not actively traded on any public stock exchange, and as the Company’s investment was in preferred stock, the Company initially accounted for this investment using the cost method as a long-term asset, investment in equity securities, on the Company’s Summary Consolidated Balance Sheet.

During the fourth quarter of 2013 the Company reevaluated its investment in ValveXchange preferred stock for impairment. Based on this analysis, the Company believed that its investment in ValveXchange was fully impaired as of December 31, 2013, and the impairment was other than temporary. As of June 30, 2015 and December 31, 2014 the carrying value of the Company’s investment in ValveXchange preferred stock was zero.

Loan Agreement

In July 2011 the Company entered into an agreement with ValveXchange, as amended, to make available to ValveXchange up to $2.0 million in debt financing through a revolving credit facility (the “Loan”). The Loan includes various affirmative and negative covenants, including financial covenant requirements, and expires on July 30, 2018, unless terminated earlier. Amounts under the Loan earn interest at an 8% annual rate and are secured by substantially all of the tangible and intangible assets of ValveXchange. The Company advanced $2.0 million to ValveXchange under this loan in 2012.

During the quarter ended December 31, 2014 CryoLife became aware of various factors, including ValveXchange’s inability to secure additional funding, its lack of capital to continue basic operations, and the likelihood of impending default on the Loan. In December 2014 CryoLife notified ValveXchange that it was in breach of the Loan, and in January 2015, after ValveXchange failed to cure this breach, CryoLife accelerated the amounts due under the Loan. In January 2015 ValveXchange informed CryoLife management of its intent to file for bankruptcy, which created substantial uncertainty regarding the disposition of CryoLife’s claim for amounts it is owed under the Loan. Given these circumstances, CryoLife believed that its Loan became fully impaired in the fourth quarter of 2014. As a result, during the three months ended December 31, 2014 the Company recorded other non-operating expense of $2.0 million to write-down its long-term note receivable from ValveXchange. ValveXchange was dissolved in June 2015. The net carrying value of the long-term note receivable was zero as of June 30, 2015 and December 31, 2014.

7. Medafor Matters

Investment in Medafor Common Stock

In 2009 and 2010 CryoLife purchased shares of common stock in Medafor, Inc. (“Medafor”). The Company initially recorded its investment using the cost method as a long-term asset, investment in equity securities, on the Company’s Summary Consolidated Balance Sheets.

On October 1, 2013 C.R. Bard, Inc. (“Bard”) and its subsidiaries completed the previously announced acquisition of the outstanding shares of Medafor common stock. The Company received an initial payment of approximately $15.4 million in the fourth quarter of 2013 for its 2.4 million shares of Medafor common stock and received additional payments of $530,000 in the fourth quarter of 2014 and $891,000 in April 2015 related to the release of funds in escrow. Based on information provided by Medafor as part of its September 24, 2013 Proxy Statement, the Company could receive additional payments totaling up to $7.0 million upon the release of funds held in escrow and the satisfaction of certain contingent milestones, measurable through June 2015.

The Company recorded a gain on the sale of Medafor investment of approximately $891,000 for the three and six months ended June 30, 2015 and zero for the three and six months ended June 30, 2014. Subsequent payments will be recorded as an additional gain if, and when, received by the Company.

Legal Action

In April 2014 CryoLife filed a declaratory judgment lawsuit against Bard, and its subsidiaries Davol, Inc. (“Davol”) and Medafor (collectively, “Defendants”), in the U.S. District Court for the District of Delaware (the “District Court”). CryoLife requested that the District Court declare that CryoLife’s manufacture, use, offer for sale, and sale of PerClot in the U.S. does not, and would not, infringe Bard’s U.S. Patent No. 6,060,461 (the “‘461 Patent”). In addition, CryoLife requested that the District Court declare that the claims of the ‘461 Patent are invalid. As part of the relief requested, CryoLife requested injunctive relief and an award of attorneys’ fees.

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

In September 2014 Medafor filed a motion for a preliminary injunction, asking the District Court to enjoin CryoLife’s marketing and sale of PerClot in the U.S. In March 2015 the District Court ruled that CryoLife’s declaratory judgment lawsuit against Medafor may proceed but dismissed Bard and Davol from the lawsuit. The District Court also granted Medafor’s motion for a preliminary injunction, which prohibits CryoLife from marketing, selling, and distributing PerClot in the U.S. while the litigation proceeds. In March 2015 CryoLife ceased all marketing, sales, and distribution of PerClot, including PerClot Topical, in the U.S. in accordance with the District Court’s order.

In April 2015 CryoLife appealed the District Court’s ruling on the preliminary injunction motion to the U.S. Court of Appeals for the Federal Circuit, and CryoLife dismissed this appeal in June 2015. The District Court proceedings are scheduled to resume in late August 2015.

8. Inventories and Deferred Preservation Costs

Inventories at June 30, 2015 and December 31, 2014 are comprised of the following (in thousands):

	June 30,	December 31,
	2015	2014

Raw materials and supplies	$6,998	$7,942
Work-in-process	1,036	1,006
Finished goods	5,474	3,791

Total inventories	$13,508	$12,739

Deferred preservation costs at June 30, 2015 and December 31, 2014 are comprised of the following (in thousands):

	June 30,	December 31,
	2015	2014

Cardiac tissues	$10,839	$10,875
Vascular tissues	12,887	14,321

Total deferred preservation costs	$23,726	$25,196

9. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of June 30, 2015 and December 31, 2014 the carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	June 30,	December 31,
	2015	2014

Goodwill	$11,365	$11,365
Procurement contracts and agreements	2,013	2,013
Trademarks	856	853

Based on its experience with similar agreements, the Company believes that its acquired procurement contracts and agreements have indefinite useful lives, as the Company expects to continue to renew these contracts for the foreseeable future. The Company believes that its trademarks have indefinite useful lives as the Company currently anticipates that these trademarks will contribute to cash flows of the Company indefinitely.

As of June 30, 2015 and December 31, 2014 the Company’s entire goodwill balance is related to its Medical Devices segment, and there has been no change from the balance recorded as of December 31, 2014.

Definite Lived Intangible Assets

As of June 30, 2015 and December 31, 2014 the gross carrying values, accumulated amortization, and approximate amortization period of the Company’s definite lived intangible assets are as follows (in thousands):

	Gross Carrying	Accumulated	Amortization
June 30, 2015	Value	Amortization	Period
Acquired technology	$14,020	$4,384	11 – 16 Years
Patents	4,194	2,583	17 Years
Distribution and manufacturing rights and know-how	4,059	1,101	11 – 12 Years
Customer lists and relationships	3,370	933	13 – 17 Years
Non-compete agreement	381	324	10 Years
Other	267	73	3 – 5 Years

	Gross Carrying	Accumulated	Amortization
December 31, 2014	Value	Amortization	Period
Acquired technology	$14,020	$3,815	11 – 16 Years
Patents	4,281	2,497	17 Years
Distribution and manufacturing rights and know-how	4,559	989	11 – 15 Years
Customer lists and relationships	3,370	813	13 – 17 Years
Non-compete agreement	381	305	10 Years
Other	461	239	1 – 5 Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on the Company’s Summary Consolidated Statement of Operations and Comprehensive Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

Amortization expense	$502	$503	$1,017	$999

        As of June 30, 2015 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder
	of 2015	2016	2017	2018	2019	2020
Amortization expense	$1,005	$2,004	$1,951	$1,944	$1,896	$1,721

10. Income Taxes

Income Tax Expense

The Company’s effective income tax rate was approximately 402% and 52% for the three and six months ended June 30, 2015, respectively, as compared to 10% and 22% for the three and six months ended June 30, 2014, respectively. The Company’s income tax rate for the three months ended June 30, 2015 was unfavorably affected by changes in the Company’s estimated full year effective tax rate, which had a large impact when compared to the Company’s small pretax book income for the quarter. The Company’s income tax rate for the three and six months ended June 30, 2015 was unfavorably affected by the absence of the domestic production activities deduction, as the Company does not anticipate being eligible for this deduction in 2015, and by other permanent book/tax differences, which are expected to have a proportionally larger impact in 2015 than in the prior year when compared to the Company’s estimates of pretax book income. The Company’s income tax rates for the six months ended June 30, 2015 and 2014 did not include an anticipated benefit from the research and development tax credit, which had not yet been enacted within the respective time periods.

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

As of June 30, 2015 the Company maintained a total of $2.1 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax asset of $20.5 million. As of December 31, 2014 the Company had a total of $2.1 million in valuation allowances against deferred tax assets and a net deferred tax asset of $21.9 million.

11. Debt

GE Credit Agreement

On September 26, 2014 CryoLife amended and restated its credit agreement with GE Capital, extending the expiration date and amending other terms, which are discussed further below. CryoLife’s amended and restated credit agreement with GE Capital (the “GE Credit Agreement”) provides revolving credit for working capital, permitted acquisitions, and general corporate purposes. The GE Credit Agreement has aggregate commitments of $20.0 million for revolving loans, including swing loans subject to a sublimit, and letters of credit, and expires on September 26, 2019. The commitments may be reduced from time to time pursuant to the terms of the GE Credit Agreement. The GE Credit Agreement also permits CryoLife to request a term loan in an aggregate amount of up to $25.0 million to finance the purchase price of a permitted acquisition.

Amounts borrowed under the GE Credit Agreement are secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries and bear interest, based on the Company’s election, at either LIBOR or GE Capital’s base rate plus the respective applicable margins. All swing loans will, however, bear interest at the base loan rate. Commitment fees are paid based on the unused portion of the facility. If an event of default occurs, the applicable interest rate will increase by 2.0% per annum. As of June 30, 2015 and December 31, 2014 the aggregate interest rate was 4.75%. As of June 30, 2015 and December 31, 2014 the outstanding balance of the GE Credit Agreement was zero, and the remaining availability was $20.0 million.

The GE Credit Agreement places limitations on the amount that the Company may borrow and includes various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio and (ii) maintain minimum earnings subject to defined adjustments as of specified dates. The agreement also (i) limits the payment of cash dividends, up to specified maximums and subject to satisfaction of specified conditions, (ii) requires that, after giving effect to a stock repurchase, the Company maintain liquidity, as defined within the agreement, of at least $20.0 million, (iii) limits acquisitions or mergers except for certain permitted acquisitions, (iv) sets specified limits on the amount the Company can pay to purchase or redeem CryoLife common stock pursuant to a stock repurchase program and to fund estimated tax liabilities incurred by officers, directors, and employees as a result of awards of stock or stock equivalents, and (v) includes customary conditions on incurring new indebtedness. As of June 30, 2015 the Company was in compliance with the covenants of the GE Credit Agreement.

As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. These amounts are recorded as long-term restricted cash as of June 30, 2015 and December 31, 2014 on the Company’s Summary Consolidated Balance Sheets, as they are restricted for the term of the GE Credit Agreement.

Interest Expense

Interest expense was $30,000 and $60,000 for the three and six months ended June 30, 2015, respectively. Interest expense was a favorable $16,000 for the three months ended June 30, 2014 and $45,000 for the six months ended June 30, 2014, respectively. Interest expense in all periods included interest on debt and uncertain tax positions.

12. Commitments and Contingencies

Liability Claims

The Company’s estimated unreported loss liability was $1.5 million as of June 30, 2015 and $1.4 million as of December 31, 2014. The related recoverable insurance amounts were $630,000 and $600,000 as of June 30, 2015 and December 31, 2014, respectively. The Company accrues its estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and records the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the liability as of June 30, 2015 could have been estimated to be as high as $2.7 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

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

The employment agreement of the Company’s former President, CEO, and Executive Chairman, Mr. Steven G. Anderson, conferred certain benefits upon his retirement or termination of employment in conjunction with certain change in control events. As of December 31, 2014 the Company had $2.2 million in accrued expenses and other current liabilities on the Summary Consolidated Balance Sheet, including approximately $2.0 million representing severance payable upon Mr. Anderson’s voluntary retirement. Mr. Anderson’s employment agreement took effect on January 1, 2013 and would have terminated on December 31, 2016.

On April 9, 2015 Mr. Anderson retired from service as an employee of the Company and a member of its Board of Directors, and entered into a Separation Agreement (the “Agreement”) with the Company. In accordance with the Agreement, in addition to the severance benefit discussed above, Mr. Anderson will receive an additional $400,000 in cash; 25% of the annual bonus he would have been entitled to under his employment agreement, estimated at target payout rates to be approximately $100,000; reimbursement of a Medicare supplement policy for Mr. Anderson and his spouse for the duration of their lives; accelerated vesting of all outstanding and unvested stock options and awards; and reimbursement of attorneys’ fees not to exceed $20,000. The Company recorded expense of approximately $1.4 million related to the Agreement in the second quarter of 2015. The acceleration of Mr. Anderson’s stock options and awards was effective as of the date of his retirement. As of June 30, 2015 the Company had $2.6 million, primarily in accrued compensation, on the Summary Consolidated Balance Sheet, representing severance and cash payments that are expected to be made in October 2015, six months after Mr. Anderson’s retirement. The annual bonus payment is expected to be made in February 2016 at the same time as annual bonus payments, if any, are made to the Company’s officers.

PerClot Technology

On September 28, 2010 the Company entered into a worldwide distribution agreement (the “Distribution Agreement”) and a license and manufacturing agreement (the “License Agreement”) with Starch Medical, Inc. (“SMI”) for PerClot, a polysaccharide hemostatic agent used in surgery. The Distribution Agreement contains certain minimum purchase requirements and has a term of 15 years. Following U.S. regulatory approval and the start of U.S. manufacturing, CryoLife may terminate the Distribution Agreement and the related requirements to purchase minimum amounts of PerClot manufactured by SMI. Upon termination of the Distribution Agreement, CryoLife would manufacture and sell PerClot pursuant to the License Agreement. The Company will pay royalties to SMI at stated rates on net revenues of products manufactured under the License Agreement.

In April 2014 CryoLife received 510(k) clearance from the FDA to market PerClot Topical in the U.S. PerClot Topical is a version of the Company’s PerClot product, which was manufactured by the Company at its headquarters and labeled for use in certain topical indications. CryoLife launched PerClot Topical in August 2014. In March 2015 CryoLife ceased all marketing, sales, and distribution of PerClot, including PerClot Topical, in the U.S. in accordance with the District Court’s order discussed in Note 7.

The Company is currently initiating its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Management believes that the costs of this clinical trial will be significant in 2015 and 2016. The Company began enrollment in the second quarter of 2015 and currently expects to receive PMA from the FDA in 2018. However, if the Company does not prevail or reach a settlement with respect to the patent litigation discussed in Note 7, the timing of the launch of PerClot in the U.S. may be delayed until early 2019, when the ‘461 Patent expires.

CryoLife paid $500,000 to SMI in January 2015 related to the achievement of a contingent milestone. The Company expects to make additional contingent payments to SMI of up to $1.0 million if certain FDA regulatory and other commercial milestones are achieved.

Direct Sales in France

In June 2015 CryoLife signed a Business Transfer Agreement with its French distribution partner to facilitate an orderly transition of the Company to a direct sales model in France. As a result of the agreement, the Company will acquire certain intangible assets, including commercial and business information, assignment of contracts, and a non-compete agreement with the French distribution partner for a purchase price of 1.2 million Euros. The Company expects the transaction to close and the purchase price to be paid in October 2015. As a result of this transaction, certain members of the distributor’s sales team who are currently responsible for selling the Company’s products in France will become CryoLife employees.

13. Shareholders’ Equity

Common Stock Repurchase

In February 2013 the Company’s Board of Directors authorized the purchase of up to $15.0 million of its common stock through October 31, 2014. For the year ended December 31, 2014 the Company purchased approximately 585,000 shares for an aggregate purchase price of $5.6 million. These shares were recorded, at cost, as part of treasury stock on the Company’s Summary Consolidated Balance Sheets. In the six months ended June 30, 2015 the Company did not repurchase any common stock under a repurchase program, and no formal repurchase program was in effect during that period.

Cash Dividends

The Company initiated a quarterly cash dividend of $0.025 per share of common stock outstanding in the third quarter of 2012 and increased this dividend to $0.0275 per share in the second quarter of 2013 and $0.03 per share in the second quarter 2014. The Company paid dividend payments of $850,000 and $1.7 million from cash on hand for the three and six months ended June 30, 2015, respectively, and $838,000 and $1.6 million for the three and six months ended June 30, 2014, respectively. The dividend payments were recorded as a reduction to retained earnings on the Company’s Summary Consolidated Balance Sheets.

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

Equity Grants

During the six months ended June 30, 2015 the Compensation Committee of the Company’s Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 283,000 shares and had an aggregate grant date market value of $3.1 million. The PSUs granted in 2015 represent the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2015 was based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and trade accounts receivable days sales outstanding, each as defined in the PSU grant documents, for the 2015 calendar year. The Company currently believes that achievement of the performance component is probable, and it will reevaluate this likelihood on a quarterly basis.

During the six months ended June 30, 2014 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 326,000 shares of common stock and had an aggregate grant date market value of $3.3 million. The PSUs granted in 2014 represented the right to receive from 50% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2014 was based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2014 calendar year. The PSUs granted in 2014 earned 50% of the target number of shares.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 290,000 and 162,000 shares to certain Company officers during the six months ended June 30, 2015 and 2014, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 36,000 and 59,000 shares in the six months ended June 30, 2015 and 2014, respectively, through the Company’s ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015

	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	2.82 Years	.50 Years	4.47 Years	.50 Years
Expected stock price volatility	0.37	0.34	0.44	0.34
Dividends	1.17%	1.06%	1.10%	1.06%
Risk-free interest rate	0.78%	0.12%	1.40%	0.12%

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014

	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	.50 Years	4.25 Years	.50 Years
Expected stock price volatility	N/A	0.34	0.55	0.34
Dividends	N/A	0.99%	1.10%	0.99%
Risk-free interest rate	N/A	0.10%	1.19%	0.10%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

RSA, PSA, RSU, and PSU expense	$1,625	$701	$2,490	$1,413
Stock option and ESPP option expense	487	164	795	371

Total stock compensation expense	$2,112	$865	$3,285	$1,784

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, PSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the Company’s ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to deferred preservation costs and inventory costs. The Company capitalized $75,000 and $66,000 in the three months ended June 30, 2015 and 2014, respectively, and $111,000 and $140,000 in the six months ended June 30, 2015 and 2014, respectively, of the stock compensation expense into its deferred preservation costs and inventory costs.

As of June 30, 2015 the Company had total unrecognized compensation costs of $5.6 million related to RSAs, PSAs, RSUs, and PSUs and $2.5 million related to unvested stock options, before considering the effect of expected forfeitures. As of June 30, 2015 this expense is expected to be recognized over a weighted-average period of 2.2 years for stock options, 2.2 years for PSAs, 2.0 years for RSUs, 1.4 years for RSAs, and 1.2 years for PSUs.

15. Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Basic (loss) income per common share	2015	2014	2015	2014

Net (loss) income	$(502)	$2,161	$(776)	$3,220
Net loss (income) allocated to participating securities	11	(38)	19	(60)

Net (loss) income allocated to common shareholders	$(491)	$2,123	$(757)	$3,160

Basic weighted-average common shares outstanding	27,713	27,502	27,619	27,439

Basic (loss) income per common share	$(0.02)	$0.08	$(0.03)	$0.12

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Diluted (loss) income per common share	2015	2014	2015	2014

Net (loss) income	$(502)	$2,161	$(776)	$3,220
Net loss (income) allocated to participating securities	11	(37)	19	(59)

Net (loss) income allocated to common shareholders	$(491)	$2,124	$(757)	$3,161

Basic weighted-average common shares outstanding	27,713	27,502	27,619	27,439
Effect of dilutive stock options and awards[a]	--	815	--	943

Diluted weighted-average common shares outstanding	27,713	28,317	27,619	28,382

Diluted (loss) income per common share	$(0.02)	$0.08	$(0.03)	$0.11

a       The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to income (loss) per common share. Accordingly, stock options to purchase a weighted-average 389,000 and 309,000 shares for the three and six months ended June 30, 2015, respectively, and 485,000 and 182,000 shares for the three and six months ended June 30, 2014, respectively, were excluded from the calculation of diluted weighted-average common shares outstanding.

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

The following table summarizes revenues, cost of products and services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

Revenues:
Medical devices	$19,918	$20,350	$39,309	$39,805
Preservation services	15,608	14,340	30,048	30,616

Total revenues	35,526	34,690	69,357	70,421

Cost of products and preservation services:
Medical devices	4,244	4,131	9,277	7,932
Preservation services	9,728	8,175	18,859	17,632

Total cost of products and preservation services	13,972	12,306	28,136	25,564

Gross margin:
Medical devices	15,674	16,219	30,032	31,873
Preservation services	5,880	6,165	11,189	12,984

Total gross margin	$21,554	$22,384	$41,221	$44,857

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

Products:
BioGlue and BioFoam	$14,519	$15,389	$28,561	$30,629
PerClot	1,036	1,143	2,012	2,059
CardioGenesis cardiac laser therapy	1,943	2,084	4,080	3,768
HeRO Graft	1,744	1,705	3,604	3,320
ProCol	333	29	537	29
PhotoFix	343	--	515	--

Total products	19,918	20,350	39,309	39,805

Preservation services:
Cardiac tissue	6,889	6,454	13,552	13,644
Vascular tissue	8,719	7,886	16,496	16,972

Total preservation services	15,608	14,340	30,048	30,616

Total revenues	$35,526	$34,690	$69,357	$70,421

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, is a leader in medical device manufacturing and distribution and in the processing and distribution of implantable human tissues for use in cardiac and vascular surgeries. CryoLife’s surgical sealants and hemostats include BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), and PerClot®, an absorbable powdered hemostat, which the Company distributes internationally for Starch Medical, Inc. (“SMI”). CryoLife’s CardioGenesis cardiac laser therapy product line, which includes a laser console system and single-use, fiber-optic handpieces, is used for the treatment of coronary artery disease in patients with severe angina. CryoLife markets the Hemodialysis Reliable Outflow Graft (“HeRO® Graft”) and is the exclusive distributor of ProCol® Vascular Bioprosthesis (“ProCol”) for Hancock Jaffe Laboratories, Inc. (“Hancock Jaffe”). Both HeRO Graft and ProCol are solutions for end-stage renal disease (“ESRD”) in certain hemodialysis patients. CryoLife is the exclusive distributor of PhotoFixTM for Genesee Biomedical, Inc. (“GBI”). PhotoFix is a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. The cardiac and vascular human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch tissue (“CryoPatch SG”), both of which are processed using CryoLife’s proprietary SynerGraft® technology.

The Company reported second quarter revenues of $35.5 million, a 2% increase over the quarter ended June 30, 2014. This increase was primarily due to an increase in tissue preservation services revenues, partially offset by a decrease in BioGlue revenues. The Company’s revenues were also affected by the unfavorable impact of foreign currency exchange rates during the first half of 2015. See the “Results of Operations” section below for additional analysis of the three and six months ended June 30, 2015.

Recent Events

Expanded Indication for BioGlue in Japan

In July 2015 the Japanese Pharmaceuticals and Medical Device Agency approved an expanded indication for BioGlue, which is now indicated for adhesion and support of hemostasis for aortotomy closure sites, suture/anastomosis sites (including aortic dissection and anastomosis sites with use of a prosthetic graft), and suture sites on the heart. BioGlue was previously approved for aortic dissection procedures in Japan, and the expanded indication potentially doubles the estimated BioGlue annual market opportunity in Japan to over $10 million. CryoLife’s Japanese distributor, Century Medical, Inc., is expected to begin selling BioGlue in the third quarter of 2015 for the expanded indications.

Direct Sales in France

In June 2015 CryoLife signed a Business Transfer Agreement with its French distribution partner to facilitate an orderly transition of the Company to a direct sales model in France. As a result of the agreement, the Company will acquire certain intangible assets, including commercial and business information, assignment of contracts, and a non-compete agreement with the French distribution partner for a purchase price of 1.2 million Euros. The Company expects the transaction to close and the purchase price to be paid in October 2015. As a result of this transaction, certain members of the distributor’s sales team who are currently responsible for selling the Company’s products in France will become CryoLife employees.

PerClot Litigation

In April 2014 CryoLife received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) to market PerClot Topical in the U.S. PerClot Topical is a version of the Company’s PerClot product, which was manufactured by the Company at its headquarters and labeled for use in certain topical indications. CryoLife launched PerClot Topical in August 2014.

In April 2014 CryoLife filed a declaratory judgment lawsuit against C.R. Bard, Inc. (“Bard”) and its subsidiaries Davol, Inc. (“Davol”) and Medafor, Inc. (“Medafor”) (collectively, “Defendants”) in the U.S. District Court for the District of Delaware (the “District Court”), requesting that the District Court declare that CryoLife’s manufacture, use, offer for sale, and sale of PerClot in the U.S. does not, and would not, infringe Bard’s U.S. Patent No. 6,060,461 (the “‘461 Patent”). In addition, CryoLife requested that the District Court declare that the claims of the ‘461 Patent are invalid. In September 2014 Medafor filed a motion for a preliminary injunction, asking the District Court to enjoin CryoLife’s marketing and sale of PerClot in the U.S. In March 2015 the District Court ruled that CryoLife’s declaratory judgment lawsuit against Medafor may proceed but dismissed Bard and Davol from the lawsuit. The District Court also granted Medafor’s motion for a preliminary injunction, which prohibits CryoLife from marketing, selling, and distributing PerClot in the U.S. while the litigation proceeds. In March 2015 CryoLife ceased all marketing, sales, and distribution of PerClot, including PerClot Topical, in the U.S. in accordance with the District Court’s order.

In April 2015 CryoLife appealed the District Court’s ruling on the preliminary injunction motion to the U.S. Court of Appeals for the Federal Circuit, and CryoLife dismissed this appeal in June 2015. The District Court proceedings are scheduled to resume in late August 2015.

Regulatory Activity

In March 2015 the FDA re-inspected the Company to review the Company’s corrective actions in response to the January 2013 warning letter (“Warning Letter”) and Form 483, Notice of Inspectional Observations issued to the Company in 2014. In April 2015 the Company received a close-out letter from the FDA verifying that the Company has successfully implemented corrective actions put in place following the Warning Letter. The receipt of the close-out letter confirms that all items in the Warning Letter were closed, with the FDA determining that the Company’s remediation activities are effective and its quality management system is in substantial compliance.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2014. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company did not experience any significant changes during the quarter ended June 30, 2015 in any of its Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. The new standard is effective for annual and interim reporting periods beginning after December 15, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, but does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operations, or cash flows.

Results of Operations

(Tables in thousands)

Revenues

			Revenues as a Percentage of
	Revenues for the		Total Revenues for the
	Three Months Ended		Three Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

Products:
BioGlue and BioFoam	$14,519	$15,389	41%	45%
PerClot	1,036	1,143	3%	3%
CardioGenesis cardiac laser therapy	1,943	2,084	5%	6%
HeRO Graft	1,744	1,705	5%	5%
ProCol	333	29	1%	--%
PhotoFix	343	--	1%	--%

Total products	19,918	20,350	56%	59%

Preservation services:
Cardiac tissue	6,889	6,454	19%	18%
Vascular tissue	8,719	7,886	25%	23%

Total preservation services	15,608	14,340	44%	41%

Total	$35,526	$34,690	100%	100%

			Revenues as a Percentage of
	Revenues for the		Total Revenues for the
	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

Products:
BioGlue and BioFoam	$28,561	$30,629	41%	44%
PerClot	2,012	2,059	3%	3%
CardioGenesis cardiac laser therapy	4,080	3,768	6%	5%
HeRO Graft	3,604	3,320	5%	5%
ProCol	537	29	1%	--%
PhotoFix	515	--	1%	--%

Total products	39,309	39,805	57%	57%

Preservation services:
Cardiac tissue	13,552	13,644	19%	19%
Vascular tissue	16,496	16,972	24%	24%

Total preservation services	30,048	30,616	43%	43%

Total	$69,357	$70,421	100%	100%

Revenues increased 2% and decreased 2% for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, respectively. A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2015 is presented below.

Products

Revenues from products decreased 2% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Revenues from products decreased 1% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The decreases in BioGlue and PerClot revenues during these periods were largely offset by increases in the

Company’s newest products ProCol and PhotoFix. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; PerClot; CardioGenesis cardiac laser therapy; and HeRO Graft is presented below.

The Company’s sales of products through its direct sales force to U.K. hospitals are denominated in British Pounds, and its sales to German, Austrian, and Irish hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. During the first half of 2015, the U.S. Dollar strengthened materially, as compared to the British Pound and Euro and, as a result, the Company’s revenues denominated in these currencies decreased when translated into U.S. Dollars. Any further change in these exchange rates could have a material, adverse effect on the Company’s revenues denominated in these currencies. Additionally, the Company’s sales to many distributors around the world are denominated in U.S. Dollars, and, although these sales are not directly impacted by the strong U.S. Dollar, the Company believes that its distributors may be delaying or reducing purchases of products in U.S. Dollars due to the relative price of these goods in their local currencies. The Company expects that the effects of the strong U.S. Dollar will continue to unfavorably impact product revenues throughout 2015.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, decreased 6% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This decrease was primarily due to a 4% decrease in the volume of milliliters sold, which decreased revenues by 5%, and the unfavorable effect of foreign currency exchange, which decreased revenues by 2%, partially offset by an increase in average sales prices, which increased revenues by 1%.

Revenues from the sale of surgical sealants decreased 7% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This decrease was primarily due to a 6% decrease in the volume of milliliters sold, which decreased revenues by 6%, and the unfavorable effect of foreign currency exchange, which decreased revenues by 2%, partially offset by an increase in average sales prices, which increased revenues by 1%.

The decrease in sales volume of surgical sealants for the three and six months ended June 30, 2015 was primarily due to a lack of shipments of BioGlue to the Company’s French distributor in 2015, as the Company was in the process of transitioning this market from a distributor to a direct sales model effective October 1, 2015, and, to a lesser extent, due to a decrease in sales in domestic markets, partially offset by an increase in shipments to Japan.

The Company’s BioGlue revenues will continue to be negatively impacted by the transition to a direct sales model in France during the third quarter of 2015. The Company believes that the expanded BioGlue indication in Japan discussed above will begin to have a favorable impact on BioGlue revenues by the end of 2015. Management is currently seeking regulatory approval for BioGlue in China and, if successful, believes this will provide additional international growth opportunity for BioGlue in future years.

Domestic revenues accounted for 58% and 60% of total BioGlue revenues for the three and six months ended June 30, 2015, respectively, and 56% of total BioGlue revenues for both the three and six months ended June 30, 2014. BioFoam sales accounted for less than 1% of surgical sealant sales for each of the three and six months ended June 30, 2015 and 2014. BioFoam is approved for sale in certain international markets.

PerClot

Revenues from the sale of PerClot decreased 9% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This decrease was primarily due to the unfavorable effect of foreign currency exchange, which decreased revenues 8%, and a decrease in average selling prices, which decreased revenues by 4%, partially offset by a 3% increase in revenues due to favorable volume.

Revenues from the sale of PerClot, including PerClot and PerClot Topical, decreased 2% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This decrease was primarily due to the unfavorable effect of foreign currency exchange, which decreased revenues 8%, and a decrease in average selling prices, which decreased revenues 2%, partially offset by an 8% increase in revenues due to favorable volume.

Revenues during these periods were largely for sales in certain international markets, as PerClot Topical was only distributed domestically for a limited time, as discussed below. The effect of foreign exchange rate changes discussed above had a larger impact on the Company’s PerClot revenues as a larger percentage of these revenues are denominated in foreign currencies. The volume increase for the six months ended June 30, 2015 was primarily due to sales increases in the first quarter of 2015 in the U.S., Latin America, and in the Company’s direct markets in Europe, partially offset by decreases in several indirect markets.

The Company expects that overall PerClot revenues in 2015 will be comparable to 2014; however, revenues may show some variability from quarter to quarter.

As discussed in “Recent Events” above, in April 2014 CryoLife received 510(k) clearance for PerClot Topical from the FDA, which allowed CryoLife to begin commercialization of PerClot Topical in the U.S. In March 2015 the District Court granted Medafor’s motion for a preliminary injunction with respect to CryoLife’s marketing, sale, and distribution of PerClot. The Company began shipping PerClot Topical in August 2014 but in March 2015 CryoLife ceased all marketing, sales, and distribution of PerClot, including all sales of PerClot Topical, in the U.S. in accordance with the District Court’s order.

The Company is currently initiating its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Management believes that the costs of this clinical trial will be significant in 2015 and 2016. The Company began enrollment in the second quarter of 2015 and currently expects to receive Premarket Approval (“PMA”) from the FDA in 2018. However, if the Company does not prevail or reach a settlement with respect to the patent litigation discussed above, the timing of the launch of PerClot in the U.S. may be delayed until early 2019, when the ‘461 Patent expires.

CardioGenesis Cardiac Laser Therapy

Revenues from the Company’s CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, revenues from the sale of laser consoles. Revenues from cardiac laser therapy decreased 7% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Revenues from the sale of laser consoles were zero for both the three months ended June 30, 2015 and 2014. Revenues from the sale of handpieces decreased 8% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This decrease was primarily due to a 6% decrease in unit shipments of handpieces, which decreased revenues by 5%, and a decrease in average sales prices, which decreased revenues by 3%.

Revenues from cardiac laser therapy increased 8% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Revenues from the sale of laser consoles were $69,000 and $57,000 for the six months ended June 30, 2015 and 2014, respectively. Revenues from the sale of handpieces increased 9% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase was primarily due to a 9% increase in unit shipments of handpieces, which increased revenues by 9%.

The decrease in handpiece revenues for the three months ended June 30, 2015 was primarily due to a reduction in procedure volume, which can vary from quarter to quarter due to physician case volume and patient-specific factors, which can determine whether cardiac laser therapy can be used adjunctively with cardiac bypass surgery. The increase in handpiece revenues for the six months ended June 30, 2015 was primarily due to the unusually low handpiece revenues in the first quarter of 2014, as a result of the slower than anticipated adoption of a new handpiece design, which was rolled out in the second half of 2013 and early 2014, and resulted in a revenue increase in the first quarter of 2015.

The Company expects that overall cardiac laser therapy revenues will increase slightly in 2015 as compared to 2014, however, revenues from laser console sales can vary significantly from quarter to quarter due to the long lead time required to generate sales of capital equipment.

HeRO Graft

Revenues from HeRO Grafts include revenues related to the sale of vascular grafts, venous outflow components, and accessories, which are generally sold together as a kit. HeRO Grafts are distributed in domestic and certain international markets as a solution for ESRD in hemodialysis patients. HeRO Graft revenues increased 2% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was primarily due to an increase in average sales prices, which increased revenues by 2%, and a 3% increase in number of kits sold, which increased revenues by 1%, partially offset by the unfavorable effect of foreign currency exchange, which decreased revenues by 1%.

HeRO Graft revenues increased 9% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase was primarily due to a 9% increase in number of kits sold, which increased revenues by 7% and an increase in average sales prices, which increased revenues by 3%, partially offset by the unfavorable effect of foreign currency exchange, which decreased revenues by 1%.

The increase in HeRO Graft volume for the three and six months ended June 30, 2015 was primarily due to an increase in the volume of kits sold in international markets as a result of an increase in procedure volume and an increase in the number of implanting physicians, partially offset by a decrease in domestic sales volume for the three months ended June 30, 2015. This decrease in domestic sales was due to the timing of surgical cases.

Management currently expects that overall HeRO Graft revenues will increase in 2015, as compared to 2014. Although HeRO Graft revenues are subject to variability quarter to quarter due to the timing of surgical cases, the Company believes that this variability will continue to decrease as the Company broadens its base of implanting physicians.

ProCol and PhotoFix

In 2014 CryoLife acquired the exclusive worldwide distribution rights from Hancock Jaffe for ProCol, a biological graft derived from a bovine mesenteric vein. ProCol is distributed in the U.S. to provide vascular access for ESRD hemodialysis patients. The Company began limited distribution of ProCol in the second quarter of 2014 and began its full U.S. launch in the fourth quarter of 2014.

In 2014 CryoLife acquired the distribution rights from GBI for PhotoFix, a bovine pericardial patch. PhotoFix is distributed in the U.S. and is indicated for use in intracardiac repair, including ventricular repair and atrial repair, great vessel repair and suture line buttressing, and pericardial closure. The Company launched its distribution of PhotoFix in the first quarter of 2015.

Preservation Services

Revenues from preservation services increased 9% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Revenues from preservation services decreased 2% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. A detailed discussion of the changes in cardiac and vascular preservation services revenues is presented below.

Throughout 2014 the Company made significant changes to various tissue processing and quality procedures in an effort to address the Warning Letter and Form 483 as discussed in “Recent Events” above, which resulted in a decrease in tissue processing throughput and an increase in the Company’s cost of processing tissues. Preservation services revenues and costs were negatively impacted during 2014 due to these factors. The Company expects these factors to continue to impact revenues and costs in 2015 as it continues to ship tissues that were processed in 2014, although these effects are expected to lessen in the second half of 2015. The Company continues to review and modify its procedures as part of its ongoing compliance efforts and in an effort to improve tissue processing throughput and reduce costs. The Company believes that these efforts have begun to increase tissue availability and will begin to reduce costs in the second half of 2015.

Preservation services revenues, particularly revenues for certain high-demand tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and six months ended June 30, 2015.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, increased 7% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was primarily due to an increase in average service fees, which increased revenues by 5%, and a 2% increase in cardiac volume on flat unit shipments.

Revenues from cardiac preservation services decreased 1% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This decrease was primarily due to an 8% decrease in unit shipments of cardiac tissues, which decreased revenues by 5%, largely offset by an increase in average service fees, which increased revenues by 4%.

The increase in average service fees for the three and six months ended June 30, 2015 was primarily due to list fee increases in domestic markets that took effect in July 2014 and the routine negotiation of pricing contracts with certain customers.

The increase in volume for the three months ended June 30, 2015 was primarily due to a mix shift as the volume of cardiac valve shipments increased, partially offset by a decrease in the volume of lower fee cardiac patches. The decrease in cardiac volume for the six months ended June 30, 2015 was primarily due to a decrease in volume of aortic valve and patch shipments in the first quarter of 2015. The decrease in cardiac tissue shipments was due to the timing of tissue releases, which were unfavorably impacted by reduced tissue availability as discussed above, as compared to the prior year period.

Revenues from SynerGraft processed tissues, including the CryoValve SGPV and CryoPatch SG, accounted for 65% of total cardiac preservation services revenues for both the three and six months ended June 30, 2015, respectively, and 63% and 60% of total cardiac preservation services revenues for the three and six months ended June 30, 2014, respectively.

The Company’s cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. The Company’s cardiac tissues are primarily distributed in domestic markets.

The Company expects that cardiac preservation services revenues for the full year 2015 will be comparable to revenues in 2014.

Vascular Preservation Services

Revenues from vascular preservation services increased 11% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was primarily due to an increase in average service fees, which increased revenues by 8%, and a 1% increase in unit shipments of vascular tissues, which increased revenues by 3%.

Revenues from vascular preservation services decreased 3% for the six months ended June 30, 2015, as compared to revenues for the six months ended June 30, 2014. This decrease was primarily due to a 9% decrease in unit shipments of vascular tissues, which decreased revenues by 9%, partially offset by an increase in average service fees, which increased revenues by 6%.

The increase in average service fees for the three and six months ended June 30, 2015 was primarily due to list fee increases in domestic markets that took effect in July 2014, fee differences due to physical characteristics of vascular tissues, and the routine negotiation of pricing contracts with certain customers.

The increase in volume for the three months ended June 30, 2015 was primarily due to increases in shipments of saphenous veins as a result of increased tissue availability, as discussed above. The decrease in volume for the six months ended June 30, 2015 was primarily due to decreases in shipments of saphenous veins in the first quarter of 2015. The decrease in unit shipments of veins was primarily due to the timing of tissue releases for shipments as compared to the prior year periods, which were unfavorably impacted by reduced tissue availability as discussed above, and due to increasing competition in the vascular tissue market.

The majority of the Company’s vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. These tissues are primarily distributed in domestic markets.

The Company expects that vascular preservation services revenues will increase for the full year 2015, as compared to 2014.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

Cost of products	$4,244	$4,131	$9,277	$7,932

Cost of products increased 3% and 17% for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, respectively. Cost of products in 2015 and 2014 includes costs related to BioGlue, BioFoam, PerClot, CardioGenesis cardiac laser therapy, HeRO Grafts, and ProCol. Cost of products in 2015 also includes costs related to PhotoFix.

The increase in cost of products in the three months ended June 30, 2015 was primarily due to sales of the Company’s new distributed products, PhotoFix and ProCol, partially offset by a decrease in unit sales of BioGlue. The increase in cost of products in the six months ended June 30, 2015 was primarily due to the write-down of PerClot Topical inventory following the Company’s cessation of marketing, sales, and distribution of that product in accordance with the District Court’s order, as discussed in “Recent Events” above. To a lesser extent, the increase was due to increases in unit sales of the Company’s new distributed products, ProCol and PhotoFix, and HeRO Grafts and an increase in the cost of manufacturing cardiac laser therapy handpieces, partially offset by a decrease in unit sales of BioGlue.

Cost of Preservation Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

Cost of preservation services	$9,728	$8,175	$18,859	$17,632

Cost of preservation services increased 19% and 7% for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, respectively. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services increased in the three and six months ended June 30, 2015 primarily due to an increase in the per unit cost of processing tissues, as a result of lower processing throughput of tissues, increased compliance and personnel costs, and an increase in the cost of materials, as discussed in “Preservation Services” above. For the six months ended June 30, 2015 this increase was partially offset by a decrease in unit shipments of cardiac and vascular tissues. The higher per unit cost of processing tissues is expected to continue in the third quarter of 2015.

Gross Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

Gross margin	$21,554	$22,384	$41,221	$44,857
Gross margin as a percentage of total revenues	61%	65%	59%	64%

Gross margin decreased 4% and 8% for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, respectively. Gross margin as a percentage of total revenues in the three and six months ended June 30, 2015 decreased as compared to the three and six months ended June 30, 2014, respectively. These decreases were primarily due to an increase in the per unit cost of processing tissues, as discussed above, and a change in the tissue and product mix, as revenues decreased for the Company’s higher margin BioGlue product and increased for the Company’s tissues and lower margin products. The gross margin and gross margin as a percentage of total revenues for the six months ended June 30, 2015 also decreased due to the write-down of PerClot Topical inventory, as discussed above.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

General, administrative, and marketing expenses	$19,327	$17,959	$38,296	$36,234
General, administrative, and marketing expenses as a percentage of total revenues	54%	52%	55%	51%

General, administrative, and marketing expenses increased 8% and 6% for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, respectively.

The increase in general, administrative, and marketing expenses for the three and six months ended June 30, 2015 was primarily due to severance and termination benefits, including approximately $1.4 million related to the retirement of Mr. Anderson, the Company’s former President, Chief Executive Officer (“CEO”), and Executive Chairman, in April 2015 and due to costs related to business development activities, partially offset by a reduction in commission expenses. The increase in expenses for the six months ended June 30, 2015 was also due to the impairment of a PerClot Topical intangible asset and higher legal fees related to the litigation with Medafor. See Part I, Item 3, “Legal Proceedings” for discussion of the Company’s litigation with Medafor.

Research and Development Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

Research and development expenses	$2,684	$2,203	$4,936	$4,705
Research and development expenses as a percentage of total revenues	8%	6%	7%	7%

Research and development expenses increased 22% and 5% for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, respectively. Research and development spending in these periods was primarily focused on clinical work with respect to PerClot, the Company’s tissue processing, and BioGlue and BioFoam. The Company expects that research and development spending will increase materially for the full year of 2015, as compared to the full year of 2014, due to planned increases in spending on the PerClot clinical study.

Gain on Sale of Medafor Investment

The gain on sale of Medafor investment was $891,000 for the three and six months ended June 30, 2015 and zero for the three and six months ended June 30, 2014. On October 1, 2013 Bard completed its acquisition of the outstanding shares of Medafor common stock. The gain on the sale of Medafor investment in 2015 represents additional consideration received by the Company in April 2015 related to the release of funds in escrow. Based on information provided by Medafor as part of its September 24, 2013 Proxy Statement, the Company could receive additional payments totaling up to an additional $7.0 million upon the final release of funds held in escrow and the satisfaction of certain contingent milestones, measurable through June 2015. Subsequent payments will be recorded as an additional gain if, and when, received by the Company.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014

Income (loss) before income taxes	$166	$2,394	$(1,607)	$4,131
Income tax expense (benefit)	668	233	(831)	911

Net (loss) income	$(502)	$2,161	$(776)	$3,220

Diluted (loss) income per common share	$(0.02)	$0.08	$(0.03)	$0.11

Diluted weighted-average common shares outstanding	27,713	28,317	27,619	28,382

Income (loss) before income taxes decreased 93% and 139% for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, respectively. The decrease in income (loss) before income taxes for the three and six months ended June 30, 2015 was due to a decrease in gross margins and an increase in operating expenses, as discussed above.

The Company’s effective income tax rate was approximately 402% and 52% for the three and six months ended June 30, 2015, respectively, as compared to 10% and 22% for the three and six months ended June 30, 2014, respectively.

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

The Company’s income tax rate for the three months ended June 30, 2015 was unfavorably affected by changes in the Company’s estimated full year effective tax rate, which had a large impact when compared to the Company’s small pretax book income for the quarter. The Company’s income tax rate for the three and six months ended June 30, 2015 was unfavorably affected by the absence of the domestic production activities deduction, as the Company does not anticipate being eligible for this deduction in 2015, and by other permanent book/tax differences, which are expected to have a proportionally larger impact in 2015 than in the prior year when compared to the Company’s estimates of pretax book income. The Company expects these factors to continue to have an unfavorable impact, and the expected reversal of uncertain tax positions to have a favorable impact, on the Company’s effective income tax rate for the remainder of 2015. The Company’s income tax rates for the six months ended June

30, 2015 and 2014 did not include an anticipated benefit from the research and development tax credit, which had not yet been enacted within the respective time periods.

Net (loss) income and diluted (loss) income per common share decreased for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, respectively, primarily due to the income (loss) before income taxes, as discussed above.

Diluted (loss) income per common share could be affected in future periods by changes in the Company’s common stock outstanding.

Seasonality

The Company believes the demand for BioGlue is seasonal, with a decline in demand generally occurring in the third quarter followed by stronger demand in the fourth quarter. Management believes that this trend for BioGlue may be due to the summer holiday seasons in Europe and the U.S. The Company believes that demand for BioGlue in Japan may continue to be lowest in the second quarter of each year due to distributor ordering patterns driven by the slower summer holiday season in Japan.

The Company does not believe the demand for CardioGenesis cardiac laser therapy or HeRO Grafts is seasonal, as the Company’s data does not indicate a significant trend.

The Company is uncertain whether the demand for PerClot, ProCol, or PhotoFix will be seasonal, as these products have not fully penetrated many markets and, therefore, the nature of any seasonal trends may be obscured.

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

Liquidity and Capital Resources

Net Working Capital

At June 30, 2015 net working capital (current assets of $108.6 million less current liabilities of $19.2 million) was $89.4 million, with a current ratio (current assets divided by current liabilities) of 6 to 1, compared to net working capital of $85.4 million and a current ratio of 5 to 1 at December 31, 2014.

Overall Liquidity and Capital Resources

The Company’s largest cash requirement for the six months ended June 30, 2015 were capital expenditures for facilities and equipment and cash dividend payments. The Company funded its cash requirements through its existing cash reserves and its operating activities, which generated cash during the period.

The Company believes that its cash from operations and existing cash and cash equivalents will enable the Company to meet its current operational liquidity needs for at least the next twelve months. The Company’s future cash requirements are expected to include cash to fund business development activities, to fund the PerClot clinical trial, to pay severance and post-employment benefits, to fund the litigation against Medafor, to fund cash dividends to common shareholders, to fund additional research and development expenditures, for general working capital needs, for capital expenditures, and for other corporate purposes. These items may have a significant effect on the Company’s cash flows during 2015. The Company may seek additional borrowing capacity or financing, pursuant to future shelf registration statements or privately, for general corporate purposes or to fund other future cash requirements. If the Company undertakes significant business development activity in 2015, this would likely require the Company to draw down monies under its credit agreement, discussed below, obtain additional debt financing, and/or issue or sell additional equities, either privately or in registered offerings.

Significant Sources and Uses of Liquidity

On September 26, 2014 CryoLife amended and restated its credit agreement with General Electric Capital Corporation (“GE Capital”), extending the expiration date and amending other terms, which are discussed further below. CryoLife’s amended and restated credit agreement with GE Capital (the “GE Credit Agreement”) provides revolving credit for working capital, acquisitions, and general corporate purposes. The GE Credit Agreement provides borrowing capacity of $20.0 million (including a letter of credit subfacility and a swingline subfacility) and expires on September 26, 2019. The commitment may be reduced or increased from time to time pursuant to the terms of the GE Credit Agreement. The GE Credit Agreement also permits CryoLife to request a term loan in an aggregate amount of up to $25.0 million to finance or refinance the purchase price of a permitted acquisition. As required under the terms of the GE Credit Agreement, the Company is maintaining cash and cash equivalents of at least $5.0 million in accounts in which GE Capital has a first priority perfected lien. As a result, these funds will not be available to meet the Company’s liquidity needs during the term of the GE Credit Agreement and, as such, have been recorded as long-term restricted cash on the Company’s Summary Consolidated Balance Sheets. Also, the GE Credit Agreement requires that, after giving effect to a stock repurchase, the Company maintain liquidity, as defined in the agreement, of at least $20.0 million. As of June 30, 2015 the outstanding balance under the GE Credit Agreement was zero and $20.0 million was available for borrowing.

On October 1, 2013 Bard completed its previously announced acquisition of the outstanding shares of Medafor common stock. The Company received an initial payment of approximately $15.4 million in the fourth quarter of 2013 for its 2.4 million shares of Medafor common stock and received additional payments of $530,000 in the fourth quarter of 2014 and $891,000 in April 2015 related to the release of funds in escrow. Based on information provided by Medafor as part of its September 24, 2013 Proxy Statement, the Company could receive additional payments totaling up to an additional $7.0 million upon the final release of funds held in escrow and the satisfaction of certain contingent milestones, measurable through June 2015. Subsequent payments will be recorded as an additional gain if, and when, received by the Company.

The Company is currently initiating its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Management believes that the costs of this clinical trial will be significant in 2015 and 2016. The Company began enrollment in the second quarter of 2015 and currently expects to receive PMA from the FDA during 2018. However, if the Company does not prevail or reach a settlement with respect to the patent litigation discussed above, the timing of the launch of PerClot in the U.S. may be delayed until early 2019, when the ‘461 Patent expires.

As discussed in “Recent Events” above, on April 9, 2015 Mr. Anderson retired from service as an employee of the Company and a member of its Board of Directors. The Company anticipates making a payment of approximately $2.4 million in cash severance and compensation payments to Mr. Anderson in October 2015, six months after his retirement. Additionally, a bonus payment, estimated at target payout rates to be approximately $100,000, is expected to be made in February 2016 at the same time as annual bonus payments, if any, are made to the Company’s officers.

The Company acquired net operating loss carryforwards from its acquisitions of Hemosphere, Inc. (“Hemosphere”) and Cardiogenesis Corporation that the Company believes will reduce required cash payments for federal income taxes by approximately $1.5 million for the 2015 tax year.

As of June 30, 2015 approximately 6% of the Company’s cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $5.2 million for the six months ended June 30, 2015, as compared to $829,000 for the six months ended June 30, 2014. The increase in net cash provided is primarily due to a large cash requirement for working capital needs in the six months ended June 30, 2014 that was not experienced in the six months ended June 30, 2015.

The Company uses the indirect method to prepare its cash flow statement and, accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2015 these non-cash items included a favorable $3.1 million in depreciation and amortization expenses and $3.2 million in non-cash compensation.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2015 these changes included unfavorable adjustments of $1.4 million in prepaid expenses and other assets, for which payments have already been made.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $1.8 million for the six months ended June 30, 2015, as compared to $3.8 million for the six months ended June 30, 2014. The current year cash used was primarily due to $2.2 million in capital expenditures.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $1.9 million for the six months ended June 30, 2015, as compared to $3.8 million for the six months ended June 30, 2014. The current year cash used was primarily due to $1.7 million in cash dividends paid.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of June 30, 2015 were as follows (in thousands):

		Remainder of
	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$25,842	$1,437	$3,431	$3,502	$3,502	$3,462	$10,508
Purchase commitments	6,974	3,652	1,661	1,661	--	--	--
Compensation payments	2,385	2,385	--	--	--	--	--
Research obligations	1,731	1,481	250	--	--	--	--
Contingent payments	1,000	--	--	1,000	--	--	--

Total contractual obligations	$37,932	$8,955	$5,342	$6,163	$3,502	$3,462	$10,508

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space, leases on Company vehicles, and leases on a variety of office equipment.

The Company’s purchase commitments include minimum purchase requirements for PerClot related to the Company’s transaction with SMI. These minimum purchases are included only through 2017, which assumes that the Company receives FDA approval for PerClot during 2018. Upon FDA approval, the Company may terminate its minimum purchase requirements, per the terms of its agreements with SMI, which the Company expects to do. However, if the Company does not terminate this provision, it will have minimum purchase obligations of up to $1.75 million per year through the end of the contract term in 2025. The Company’s purchase commitments also include obligations to purchase intangible assets from the Company’s French distribution partner and obligations from agreements with suppliers.

The Company’s compensation payment obligations represent estimated payments for post-employment benefits for Mr. Anderson, the Company’s former President, CEO, and Executive Chairman, primarily consisting of cash severance and bonus payments. The timing of Mr. Anderson’s post-employment benefits, for purposes of the schedule above, is based on the anticipated payment of this benefit in October 2015, which is six months following his April 2015 retirement.

The Company’s research obligations represent commitments for ongoing studies and payments to support research and development activities and largely represent commitments related to the PerClot pivotal clinical trial and the Company’s clinical registries.

The contingent payment obligation includes payments that the Company will make to SMI for PerClot, if certain FDA regulatory approvals and other commercial milestones are achieved.

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, as no assessments have been made for specific litigation, (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $1.7 million, as no specific assessments have been made by any taxing authorities, and (iii) contingent payment obligations of up to $4.5 million related to the Company’s acquisition of Hemosphere, as the Company does not currently anticipate these contingent payments will be triggered.

Capital Expenditures

Capital expenditures were $2.2 million for the six months ended June 30, 2015 as compared to $2.3 million for the six months ended June 30, 2014. Capital expenditures in the six months ended June 30, 2015 were primarily related to the routine purchases of computer software; manufacturing and tissue processing equipment, including support for the Company’s HeRO Graft and PerClot product lines; computer and office equipment; CardioGenesis cardiac laser therapy laser consoles; and leasehold improvements needed to support the Company’s business.

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

All statements, other than statements of historical facts, included herein that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

●	Plans, costs, and expected timelines regarding clinical trials to obtain PMA to distribute PerClot in the U.S., regulatory approval for PerClot, the distribution of PerClot in certain markets after the requisite regulatory approvals are obtained, and the Company’s expectation that it will terminate its minimum purchase requirements after regulatory approval of PerClot;

●	Potential benefits and additional applications of the Company’s products;

●	Revenue trend estimates for the Company’s products and services for 2015;

●	Expectations regarding market and growth opportunities for BioGlue in Japan and China;

●	Expectations regarding the expected timing and impact of distribution of BioGlue for expanded indications in Japan;

●	Expectations regarding 2015 tissue processing revenues and costs, including the impact of the Company’s efforts to improve tissue processing throughput and reduce costs;

●	Expectations regarding the timing and benefits associated with the transition to a direct distribution model in France;

●	Potential for competitive products and services to affect the market for the Company’s products and services;

●	Anticipated payment of quarterly dividends each year;

●	Expectations regarding the recoverability and realizability of deferred tax assets and the anticipated benefits of net operating loss carryforwards;

●	Estimates of fair value of acquired assets, and the Company’s belief that the estimates are reasonable;

●	Expectations regarding the impact of the Company’s adoption of new accounting pronouncements;

●	The anticipated impact of changes in prevailing economic conditions, interest rates, and foreign currency exchange rates, including the effects of the relative strength of the U.S. dollar;

●	Expectations regarding the Company’s eligibility for the domestic production activities tax deduction;

●	Plans and expectations regarding research and development of new technologies and products;

●	Expectations about whether, and when, the Company may receive additional payments related to its sale of Medafor stock;

●	Expectations that research and development expenses will increase materially for the full year of 2015;

●	Expectations regarding sales of BioGlue, PerClot, HeRO Grafts, ProCol, PhotoFix, handpieces, and laser consoles and the factors affecting such sales;

●	The Company’s beliefs and underlying assumptions regarding the seasonal nature of the demand for some of its products and services;

●	Adequacy of the Company’s financial resources and its belief that it will have sufficient cash to meet its operational liquidity needs for at least the next twelve months;

●	Estimates of contingent payments and royalties that may be paid by the Company and the timing of such payments, as well as expectations regarding whether contingent payments will be triggered;

●	The impact on cash flows of funding business development activities and the potential need to obtain additional borrowing capacity or financing;

●	Expectations regarding the source of any future payments related to any unreported product or tissue processing liability claims;

●	Constraints imposed on the Company by its lender under the existing credit facility;

●	Issues that may affect the Company’s future growth, financial performance, and cash flows; and

●	Other statements regarding future plans and strategies, anticipated events, or trends.

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

Risks and Uncertainties

Along with the risks identified in Part II, Item 1A of this Form 10-Q, the risks and uncertainties which might affect the forward-looking statements and the Company, its ability to continue as a going concern, and the trading value of its common stock include concerns that:

●	We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting this product;

●	Our BioGlue patent has expired in the U.S. and most of the rest of the world. Competitors may utilize the inventions disclosed in the expired patents in competing products, although the competing product will have to be approved by the appropriate regulatory authority;

●	Competitors have obtained FDA approval for indications in which BioGlue has been used off-label and for which we cannot market BioGlue, which has reduced, and could continue to reduce, the addressable procedures for BioGlue;

●	Our products and tissues are subject to many significant risks, including being recalled or placed on hold by us, the FDA, or other regulatory bodies and being subjected to adverse publicity, which could lead to decreased use, additional regulatory scrutiny, and/or product liability lawsuits;

●	The FDA has expressed an intent to reevaluate the classification of CryoValve SG pulmonary valve tissue, and its advisory committee has voted in favor of classification of such tissue as a class III medical device. If CryoValve SG pulmonary valve tissue were to be reclassified as a class III medical device, we would be required to obtain a PMA. If we were unable to obtain a PMA, issuance of the PMA were delayed, or the attendant investment were to make pursuit of a PMA infeasible, we would be unable to distribute CryoValve SG pulmonary valve tissue to our customers, which would materially, adversely impact our revenues, liquidity, and net income;

●	Regulatory agencies could require us to change or modify our processes, procedures, and manufacturing operations, and such agencies could reclassify or reevaluate our clearances and approvals to sell our medical devices and tissue services;

●	Our tissues, which are not sterile when processed, and our medical devices allegedly have caused, and may in the future cause, injury to patients, which has exposed, and could in the future expose, us to tissue processing and product liability claims and additional regulatory scrutiny and inspections as a result;

●	We may be subject to regulatory action by the FDA, including recalls, injunctions, and/or civil money penalties, and the demand for our products and services could be negatively impacted by adverse publicity with respect to such actions. In addition, such actions could impact the availability of our products and tissues and our cost structure, including our revenues, financial condition, profitability, and cash flows;

●	We will not fully realize the benefit of our investment in our distribution and license and manufacturing agreements with Starch Medical, Inc. unless we are able to obtain FDA approval to distribute PerClot in the U.S., which will require an additional commitment of funds;

●	We may ultimately be unsuccessful in our PerClot clinical trials and/or may be unable to obtain FDA approval to market and distribute PerClot in the U.S. Even if we receive FDA approval, we may be unsuccessful in our efforts to sell PerClot in the U.S., as other competing products may have penetrated the market by that time;

●	Our litigation with Medafor will continue to be expensive, and if we lose, we may be prohibited from selling PerClot and its derivative products, such as PerClot Topical, or we may have to pay substantial royalties or damages related to such sales;

●	The receipt of impaired materials or supplies that do not meet our standards, the recall of materials or supplies by our vendors or suppliers, or our inability to obtain materials and supplies could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows;

●	Certain of our key production inputs are sourced from single suppliers. Should those suppliers experience production or other disruptions or temporarily suspend or discontinue their business operations or relevant product lines or configurations, or should we be unable to successfully negotiate agreements with them for continued supply, our production output could be reduced or halted, which could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows;

●	We continue to evaluate expansion through acquisitions, licenses, investments, and other distribution arrangements in other companies or technologies, and such actions involve the risk of unknown liabilities, and could result in the dilution of our stockholders’ value, the consumption of resources that may be necessary to operate our business, the incurrence of debt on unfavorable terms, and unfavorable tax consequences;

●	We may not realize the anticipated benefits from acquisitions, and we may be unable to integrate, upgrade, or replace systems acquired in acquisitions, secure the services of key employees, or succeed in the marketplace with the acquisition;

●	Our sales are impacted by challenging domestic and international economic conditions and their constraining effect on hospital budgets, and demand for our products and tissues could decrease in the future, which could have a material, adverse impact on our business;

●	Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material, adverse impact on us;

●	Key growth strategies may not generate the anticipated benefits;

●	We may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and our new products and services may not achieve market acceptance;

●	Extensive government regulation may adversely impact our ability to develop and market products and services, and restrictive laws, regulations, and rules could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows;

●	Uncertainties related to patents and protection of proprietary technology may adversely impact the value of our intellectual property or may result in our payment of significant monetary damages and/or royalty payments, negatively impacting our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary technology rights against others;

●	Our right to receive additional payments for our Medafor common stock is subject to revenue performance conditions related to the Arista product, with respect to which we have no control or ability to predict;

●	Intense competition may impact our ability to operate profitably;

●	If we are not successful in expanding our business activities in international markets, it could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows;

●	We are dependent on the availability of sufficient quantities of tissue from human donors;

●	Consolidation in the healthcare industry could continue to result in demands for price concessions, limits on the use of our products and tissues, and limitations on our ability to sell to certain of our significant market segments;

●	The success of many of our products and tissues depends upon strong relationships with physicians;

●	Our existing insurance policies may not be sufficient to cover our actual claims liability, and we may be unable to obtain future insurance policies in an amount sufficient to cover our anticipated claims at a reasonable cost or at all;

●	We are not insured against all potential losses. Natural disasters or other catastrophes could adversely impact our business;

●	Our current plans and ability to continue to pay a quarterly cash dividend may change;

●	Our credit facility limits our ability to pursue significant acquisitions and also may limit our ability to borrow;

●	Continued fluctuation of foreign currencies relative to the U.S. Dollar could materially, adversely impact our business;

●	Rapid technological change could cause our products and services to become obsolete; and

●	We are dependent on our key personnel.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $35.1 million and restricted cash of $5.0 million and interest paid on the Company’s variable rate line of credit as of June 30, 2015. A 10% adverse change in interest rates, as compared to the rates experienced by the Company in the six months ended June 30, 2015, affecting the Company’s cash and cash equivalents, restricted cash and securities, and line of credit would not have a material effect on the Company’s financial position, profitability, or cash flows.

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

The Company has revenues and expenses that are denominated in foreign currencies. Specifically, a significant portion of the Company’s international BioGlue and PerClot revenues are denominated in British Pounds and Euros, and a portion of the Company’s general, administrative, and marketing expenses are denominated in British Pounds, Euros, Swiss Francs, and Singapore Dollars. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result, the Company could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates. During the first half of 2015, the U.S. Dollar has strengthened materially as compared to the British Pound and Euro, and as a result, the Company’s revenues denominated in these currencies have decreased when translated into U.S. Dollars. Any further change in these exchange rates could have a material, adverse effect on the Company’s revenues denominated in these currencies.

An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2015 affecting the Company’s balances denominated in foreign currencies would not have had a material effect on the Company’s financial position or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by the Company for the six months ended June 30, 2015, affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material effect on the Company’s financial position, profitability, or cash flows.

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

Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2015 the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

The Company’s management utilizes the criteria set forth in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal controls over financial reporting. During the quarter ended June 30, 2015 there were no changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2014 CryoLife filed a declaratory judgment lawsuit against C.R. Bard, Inc. (“Bard”), and its subsidiaries Davol, Inc. (“Davol”) and Medafor, Inc. (“Medafor”) (collectively, “Defendants”), in the U.S. District Court for the District of Delaware (the “District Court”). CryoLife requested that the District Court declare that CryoLife’s manufacture, use, offer for sale, and sale of PerClot in the U.S. does not, and would not, infringe Bard’s U.S. Patent No. 6,060,461 (the “‘461 Patent”). In addition, CryoLife requested that the District Court declare that the claims of the ‘461 Patent are invalid. As part of the relief requested, CryoLife requested injunctive relief and an award of attorneys’ fees.

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

In September 2014 Medafor filed a motion for a preliminary injunction, asking the District Court to enjoin CryoLife’s marketing and sale of PerClot in the U.S. In March 2015 the District Court ruled that CryoLife’s declaratory judgment lawsuit against Medafor may proceed but dismissed Bard and Davol from the lawsuit. The District Court also granted Medafor’s motion for a preliminary injunction, which prohibits CryoLife from marketing, selling, and distributing PerClot in the U.S. while the litigation proceeds. In March 2015 CryoLife ceased all marketing, sales, and distribution of PerClot, including PerClot Topical, in the U.S. in accordance with the District Court’s order. In April 2015 CryoLife appealed the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit, and CryoLife dismissed this appeal in June 2015. The District Court proceedings are scheduled to resume in late August 2015.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our 10-K for the year ended December 31, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended June 30, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Common Stock and Common Stock Units

Total Number
			of Common Shares	Dollar Value
	Total Number of		Purchased as	of Common Shares
	Common Shares	Average Price	Part of Publicly	That May Yet Be
	and Common Stock	Paid per	Announced	Purchased Under the
Period	Units Purchased	Common Share	Plans or Programs	Plans or Programs
04/01/15 - 04/30/15	44,404	$10.18	--	$--
05/01/15 - 05/31/15	--	--	--	--
06/01/15 - 06/30/15	--	--	--	--

Total	44,404	10.18	--

The common shares purchased during the quarter ended June 30, 2015 were tendered to the Company in payment of the exercise price of outstanding options and taxes on stock compensation and were not part of a publicly announced plan or program.

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

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The exhibit index can be found below.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed October 28, 2014.)

3.2	Amended and Restated By-Laws. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 27, 2011.) (File No. 001-13165)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.) (File No. 001-13165)

4.2	First Amended and Restated Rights Agreement, dated as of November 2, 2005, between CryoLife, Inc. and American Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 3, 2005.) (File No. 001-13165)

10.1	Separation Agreement between CryoLife and Steven G. Anderson dated April 9, 2015. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 10, 2015.) (File No. 001-13165)

10.2	Compensation Arrangement between CryoLife and David M. Fronk dated April 24, 2015. (Incorporated herein by reference to Item 5.02 to Registrant’s Current Report on Form 8-K filed April 27, 2015.) (File No. 001-13165)

10.3*	CryoLife, Inc. Equity and Cash Incentive Plan.

10.4*	Form of Amendment to Performance Share Agreement with Named Executive Officers.

31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

July 28, 2015

DATE