Form 10-K/A
period 2015-12-31
CRYOLIFE INC
filed 2016-03-25
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code (770) 419-3355

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the registrant was $285,707,713 computed using the closing price of $11.28 per share of Common Stock on June 30, 2015, the last trading day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, based on management’s belief that Registrant has no affiliates other than its directors and executive officers.

As of February 11, 2016, the number of outstanding shares of Common Stock of the registrant was 32,575,228.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE; FORWARD-LOOKING STATEMENTS

CryoLife, Inc. (“CryoLife”, the “Company”, “we” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2016 (the “Original Filing”), for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. We have also included hereto as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002. We are amending Item 15 of Part IV to reflect the inclusion of these certifications and exhibits filed with this Amendment No. 1. Except as described above, this Amendment No. 1 does not amend or otherwise update any other information in the Original Filing and this Amendment No. 1 speaks as of the original filing date of our Annual Report Form 10-K. This Amendment No. 1 should be read in conjunction with our Original Filing and with our filings with the SEC subsequent to the filing of our Original Filing. No other information included in our Annual Report on Form 10-K, including the other information set forth in Part I and Part II, has been modified or updated in any way.

We have made forward-looking statements in this Amendment No. 1 within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. The words “could,” “may,” “might,” “will,” “would,” “shall,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future,” and other similar expressions generally identify forwarding-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of management at the time such statements are made and are subject to a number of risks, uncertainties, estimates, and assumptions, including, without limitation, in addition to those identified in the text surrounding such statements, those identified under Part I, Item 1A, “Risk Factors” and elsewhere in our Original Filing and in this Amendment No. 1.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Executive Officers

Executive Officers—See the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of the Original Filing.

Directors

Our board of directors consists of eight (8) directors. The following table sets forth certain information regarding our directors, including their ages as of December 31, 2015. Except for our President, Chief Executive Officer and Chairman of the Board, J. Patrick Mackin, none of our directors holds any other position or office with CryoLife.

Name	Director Since	Age
Thomas F. Ackerman	2003	61

James S. Benson	2005	76

Daniel J. Bevevino	2003	56

Ronald C. Elkins, M.D.	1994	79

Ronald D. McCall, Esq.	1984	79

J. Patrick Mackin	2014	49

Harvey Morgan	2008	73

Jon W. Salveson	2012	50

Biographical Information

Thomas F. Ackerman has served as a Director of CryoLife since December 2003. Mr. Ackerman was formerly a Senior Financial Advisor of Charles River Laboratories International, Inc. (NYSE: CRL), a position he held from August 2015 until February 2016. Charles River Laboratories is a leading global provider of solutions that accelerate the early-stage drug discovery and development process, with a focus on in vivo biology, including research models and services required to enable in vivo drug discovery and development. From 2005 to 2015, he served as Executive Vice President and Chief Financial Officer, from 1999 to 2005, he served as Senior Vice President and Chief Financial Officer, and from 1996 to 1999, he served as Vice President and Chief Financial Officer of Charles River Laboratories, where he has been employed since 1988. Mr. Ackerman retired from Charles River Laboratories in 2016. Mr. Ackerman is a Director of the University of Massachusetts Amherst Foundation. Mr. Ackerman received a B.S. in Accounting from the University of Massachusetts and became a certified public accountant in 1979 (his license is currently inactive).

The Board of Directors has determined that Mr. Ackerman should serve as a Director of CryoLife because of his expertise in accounting and financial reporting, particularly in the biotechnology industry.

James S. Benson has served as a Director of CryoLife since December 2005. Mr. Benson retired from the Advanced Medical Device Association (“AdvaMed”, formerly known as The Health Industry Manufacturers Association, “HIMA”) in July 2002 as Executive Vice President for Technical and Regulatory Affairs. He was employed by AdvaMed from January 1993 through June 2002. Prior to that, he was employed by the Food and Drug Administration (“FDA”) for 20 years, where he held a number of senior positions. He retired from the FDA as Director of the Center for Devices and Radiological Health (“CDRH”) in December of 1992. Prior to his position as Center Director, he served as Deputy Commissioner from July 1988 through July 1991. During that period, he served as Acting Commissioner for one year, from December 1989 through November 1990. Prior to his position as

Deputy Commissioner, he served as Deputy Director of the CDRH from 1978 to 1982. He served as a director and presiding director of Cytomedix from 2004 through 2013. Mr. Benson received a B.S. in Civil Engineering from the University of Maryland in 1962 and an M.S. in Nuclear Engineering from the Georgia Institute of Technology in 1969.

The Board of Directors has determined that Mr. Benson should serve as a Director of CryoLife because of his past business experience in the biotechnology and medical device industries, from both an FDA and industry perspective; his distinguished tenure with the FDA, as well as the particular knowledge and expertise he acquired in these positions with respect to regulatory issues in the healthcare field; and his experience as a director and committee chair.

Daniel J. Bevevino has served as a Director of CryoLife since December 2003. From 1996 until March of 2008, Mr. Bevevino served as the Vice President and Chief Financial Officer of Respironics, Inc. (NASDAQ: RESP), a company that develops, manufactures, and markets medical devices used primarily for the treatment of patients suffering from sleep and respiratory disorders, where he was employed since 1988. In March 2008, Respironics was acquired by Royal Philips Electronics (NYSE: PHG), whose businesses include a variety of medical solutions including medical diagnostic imaging and patient monitoring systems, as well as businesses focused on energy efficient lighting and consumer products. From March 2008 to December 31, 2009, Mr. Bevevino was employed by Philips as the Head of Post-Merger Integration – Respironics, as well as in various operating capacities, to help facilitate the integration of the combined companies. He is currently an independent consultant providing interim chief financial officer services in the life sciences industry, and he currently serves as a director of one of the companies for which he provides services. He began his career as a certified public accountant with Ernst & Young LLP (his license is currently inactive). Mr. Bevevino received a B.S. in Business Administration from Duquesne University and an MBA from the University of Notre Dame.

The Board of Directors has determined that Mr. Bevevino should serve as a Director of CryoLife because of his expertise in accounting and financial reporting, particularly in the medical device industry.

Ronald C. Elkins, M.D. has served as a Director of CryoLife since January 1994. Dr. Elkins is Professor Emeritus, Section of Thoracic and Cardiovascular Surgery, University of Oklahoma Health Sciences Center. Dr. Elkins has been a physician at the Health Science Center since 1971, and was Chief, Section of Thoracic and Cardiovascular Surgery, from 1975 to 2002. Dr. Elkins earned his undergraduate and medical degrees at the University of Oklahoma and completed his surgical residency at the Johns Hopkins Hospital.

The Board of Directors has determined that Dr. Elkins should serve as a Director of CryoLife because of his education and experience in the medical field, particularly with respect to cardiovascular surgery.

J. Patrick Mackin assumed the position of President and Chief Executive Officer of CryoLife in September 2014, he was appointed to the CryoLife Board of Directors in October 2014, and he was appointed Chairman of the Board of Directors in April 2015. Mr. Mackin has more than 20 years of experience in the medical device industry. Prior to joining CryoLife, Mr. Mackin served as President of Cardiac Rhythm Disease Management, the largest operating division of Medtronic, Inc., from August 2007 to August 2014. At Medtronic, he previously held the positions of Vice President, Vascular, Western Europe and Vice President and General Manager, Endovascular Business Unit. Prior to joining Medtronic in 2002, Mr. Mackin worked for six years at Genzyme, Inc. serving as Senior Vice President and General Manager for the Cardiovascular Surgery Business Unit and as Director of Sales, Surgical Products division. Before joining Genzyme, Mr. Mackin spent four years at Deknatel/Snowden-Pencer, Inc. in various roles and three years as a First Lieutenant in the U.S. Army. Mr. Mackin received an MBA from the Kellogg Graduate School of Management at Northwestern University and is a graduate of the U.S. Military Academy at West Point.

The Board of Directors has determined that Mr. Mackin should serve as Director of CryoLife because of his business acumen and substantial worldwide experience in the medical device industry. In addition, the Board of Directors believes that it is appropriate and useful to have the President and Chief Executive Officer of CryoLife serve as a member of the Board of Directors.

Ronald D. McCall, Esq. has served as a Director of CryoLife since January 1984. From 1985 to the present, Mr. McCall has been the owner of the law firm of Ronald D. McCall, P.A., based in Tampa, Florida. Mr. McCall was admitted to the practice of law in Florida in 1961. Mr. McCall received a B.A. and a J.D. from the University of Florida.

The Board of Directors has determined that Mr. McCall should serve as a Director of CryoLife because of his legal training and experience. Also, the Board of Directors believes that his long-standing involvement with CryoLife provides him with a unique perspective on current issues facing CryoLife.

Harvey Morgan has served as a Director of CryoLife since May 2008. Mr. Morgan has more than 40 years of investment banking experience, with significant expertise in strategic advisory services, mergers and acquisitions, private placements, and underwritings. He served as a Managing Director of the investment banking firm Bentley Associates, L.P. from 2004 to 2012, and from 2001 to 2004 he was a Principal of Shattuck Hammond Partners, an independent investment banking and financial advisory firm. Mr. Morgan also serves on the Board of Directors of Family Dollar Stores, Inc. (NYSE: FDO) and previously served on the Board of Directors of Cybex International, Inc. (NASDAQ: CYBI). Mr. Morgan received his undergraduate degree from the University of North Carolina at Chapel Hill and an MBA from the Harvard Business School.

The Board of Directors has determined that Mr. Morgan should serve as a Director of CryoLife because of his past business experience, particularly with respect to investment banking and capital markets.

Jon W. Salveson has served as a Director of CryoLife since May 2012. Mr. Salveson is the Vice Chairman, Investment Banking and Chairman of the Healthcare Investment Banking Group at Piper Jaffray Companies (NYSE: PJC). He joined Piper Jaffray in 1993 as an associate, was elected Managing Director in 1999, and was named the Group Head of Piper Jaffray’s international healthcare investment banking group in 2001. Mr. Salveson was appointed Global Head of Investment Banking and a member of the Executive Committee of Piper Jaffray in 2004, and has served in his present position as Vice Chairman, Investment Banking since July 2010. Mr. Salveson also serves on the Board of Directors of Sunshine Heart, Inc. (NASDAQ: SSH). Mr. Salveson received his undergraduate degree from St. Olaf College in 1987 and an M.M.M. in finance from the Kellogg Graduate School of Management at Northwestern University.

The Board of Directors has determined that Mr. Salveson should serve as a Director of CryoLife because of his considerable experience in investment banking in the healthcare industry. Mr. Salveson has advised CryoLife in particular with respect to numerous transactions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that CryoLife’s executive officers, Directors, and persons who beneficially own more than 10% of CryoLife’s stock file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, Directors, and greater than 10% beneficial owners are required by SEC regulations to furnish CryoLife with copies of all Section 16(a) forms they file.

Based solely on its review of copies of forms received by it pursuant to Section 16(a) of the Exchange Act or written representations from reporting persons, CryoLife believes that with respect to 2015, all Section 16(a) filing requirements applicable to its executive officers, Directors, and greater than 10% beneficial owners were complied with.

Code of Conduct

CryoLife has established a Code of Conduct that clarifies our standards of conduct in potentially sensitive situations; makes clear that CryoLife expects all employees, officers and Directors to understand and appreciate the ethical considerations of their decisions; and reaffirms our long-standing commitment to a culture of corporate and individual accountability and responsibility for the highest ethical and business practices.

In addition to the Code of Conduct, our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller, Assistant Controller and all other senior financial officers are also subject to our Code of Ethics for Senior Financial Officers. In the event that CryoLife amends or waives any of the provisions of the Code of Conduct or Code of Ethics for Senior Financial Officers applicable to its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or Assistant Controller, we intend to disclose that information on our website at http://phx.corporate-ir.net/phoenix.zhtml?c=80253&p=irol-govConduct.

Policies and Procedures for Review, Approval, or Ratification of Transactions with Related Parties

The Board of Directors has adopted written policies and procedures for review, approval or ratification of transactions with related parties.

Types of Transactions Covered

It is our policy to enter into or ratify related party transactions only when the Board of Directors, acting through the Audit Committee or as otherwise described herein, determines that the related party transaction in question is in, or is not inconsistent with, the best interests of CryoLife and its shareholders. We follow the policies and procedures below for any transaction in which we are, or are to be, a participant and the annual amount involved exceeds $50,000 and in which any related party, as defined below, had, has, or will have a direct or indirect interest. Pursuant to the policy, compensatory arrangements with an executive officer or Director that are approved or ratified by the Compensation Committee or compensation received under our employee benefit plans that are available to all employees do not require additional Audit Committee approval.

We subject the following related parties to these policies: Directors (and nominees); executive officers; beneficial owners of more than 5% of our stock; any immediate family members of these persons; and any entity in which any of these persons is employed, or is a general partner or principal, or has a similar position, or in which the person has a 10% or greater beneficial ownership interest.

Standards Applied and Persons Responsible for Approving Related Party Transactions

The Corporate Secretary is responsible for maintaining a list of all related parties known to her and for submitting to the Audit Committee for its advance review and approval any related party transaction into which we propose to enter. If any related party transaction inadvertently occurs before the Audit Committee has approved it, the Corporate Secretary will submit the transaction to the Audit Committee for ratification as soon as she becomes aware of it. If the Audit Committee does not ratify the transaction, it will direct for the transaction to be either rescinded or modified as soon as is practicable. The Corporate Secretary may delegate her duties under the policy to another officer of CryoLife if she gives notice of the delegation to the Audit Committee at its next regularly scheduled meeting.

When reviewing a related party transaction, the Audit Committee will examine all factors it deems relevant. If the Corporate Secretary determines that it is not practicable or desirable to wait until the next Audit Committee meeting, she will submit the related party transaction for approval or ratification to a subcommittee of two persons of the Audit Committee, which possesses delegated authority to act between Audit Committee meetings. The Chair will report any action this subcommittee has taken under this delegated authority to the Audit Committee at its next regularly scheduled meeting.

The Audit Committee, or the subcommittee, will approve only those transactions that they have determined in good faith are in, or are not inconsistent with, the best interests of CryoLife and its shareholders.

Review of Ongoing Transactions

At the Audit Committee’s first meeting of each fiscal year, the Audit Committee reviews all related party transactions, other than those approved by the Compensation Committee as contemplated in the policy, that remain ongoing and have a remaining term of more than six months or remaining amounts payable to or receivable from CryoLife of more than $50,000 annually. Based on all relevant facts and circumstances, taking into consideration the factors discussed above, the Audit Committee will determine whether it is in, or not inconsistent with, the best interests of CryoLife and its shareholders to continue, modify, or terminate the related party transaction.

Standing Committees of the Board of Directors; Committee Assignments

During 2015, the Board of Directors had four standing committees: the Audit Committee, the Compensation Committee, the Corporate Governance Committee, and the Regulatory Affairs and Quality Assurance Committee. In 2015, the Audit Committee met seven times, the Compensation Committee met eleven times, the Corporate Governance Committee met eleven times, the Regulatory Affairs and Quality Assurance Committee met five times, and the Compensation Committee and the Corporate Governance Committee met jointly one time. These committees are described below, and the following table lists the members of each of the standing committees as of March 23, 2016:

Director	Audit Committee	Compensation Committee	Corporate Governance Committee	Regulatory Affairs and Quality Assurance Committee
J. Patrick Mackin, Chairman, President, and Chief Executive Officer(1)
Thomas F. Ackerman	✓
James S. Benson			✓	Chair
Daniel J. Bevevino	✓	✓
Ronald C. Elkins, M.D.		Chair		✓
Ronald D. McCall, Presiding Director		✓	Chair	✓
Harvey Morgan	Chair		✓
Jon W. Salveson				✓

(1)	Mr. Mackin was appointed Chairman of the Board of Directors in April 2015.

Audit Committee — CryoLife’s Audit Committee currently consists of three non-employee Directors: Mr. Morgan, Chair, Mr. Ackerman, and Mr. Bevevino, each of whom served on the Audit Committee for all of 2015. Each of the members of the Audit Committee meets the requirements of independence of Section 303A.02 of the current NYSE Listing Standards and also meets the criteria of Section 303A.06, as set forth in Rule 10A-3 promulgated under the Exchange Act, regarding listing standards related to audit committees. No member of the Audit Committee serves on the Audit Committee of more than three public companies. In addition, the Board of Directors has determined that all of the current members of the Audit Committee satisfy the definition of an “audit committee financial expert,” as promulgated in SEC regulations.

The Audit Committee operates under a written charter. The charter gives the Audit Committee the authority and responsibility for the appointment, retention, compensation, and oversight of CryoLife’s independent registered public accounting firm, including pre-approval of all audit and non-audit services to be performed by CryoLife’s independent registered public accounting firm. The Audit Committee also oversees and must review and approve all significant related party transactions. See Policies and Procedures for Review, Approval, or Ratification of Transactions with Related Parties of this Amendment No. 1 to Annual Report on Form 10-K.

The Audit Committee reviews the general scope of CryoLife’s annual audit and the nature of services to be performed for CryoLife in connection with it, acting as liaison between the Board of Directors and the independent registered public accounting firm. The Audit Committee also formulates and reviews various company policies, including those relating to accounting practices and internal control systems of CryoLife. In addition, the Audit Committee is responsible for reviewing and monitoring the performance of CryoLife’s independent registered public accounting firm, for engaging or discharging CryoLife’s independent registered public accounting firm, and for assisting the Board of Directors in its oversight of risk management and legal and regulatory requirements.

Compensation Committee — The Compensation Committee operates under a written charter that sets out the Compensation Committee’s functions and responsibilities. Our Compensation Committee currently consists of three non-employee Directors: Dr. Elkins, Chair, Mr. Bevevino, and Mr. McCall, each of whom served on the Compensation Committee for all of 2015. Each member of the Compensation Committee meets the independence requirements of Sections 303A.02(a)(i) and (ii) of the current NYSE Listing Standards, and is a non-employee director within the meaning of Rule 16b-3 under the Exchange Act and a disinterested director within the meaning of Section 162(m) of the Internal Revenue Code of 1986. Pursuant to the Compensation Committee Charter, the Compensation Committee is responsible for reviewing the performance of executive officers and setting the annual compensation for all senior officers, including the salary and the compensation package of executive officers. The Compensation Committee also manages the issuance of stock options, restricted stock awards, performance stock units, and other stock rights and cash incentives under CryoLife’s stock and incentive plans, recommends severance arrangements for the CEO and other senior officers, and, in conjunction with the Corporate Governance Committee, reviews and approves the corporate goals and objectives upon which the compensation of CryoLife’s CEO is based. See “Compensation Discussion and Analysis” later in this Amendment No. 1 to Annual Report on Form 10-K for information concerning the Compensation Committee’s role, processes and activities in overseeing executive compensation.

Pursuant to its charter, the Compensation Committee has the authority to delegate any of its decisions to a two-person subcommittee of the Compensation Committee, provided that a full report of any action taken is promptly made to the full Compensation Committee.

The Compensation Committee has the power to retain, determine the terms of engagement and compensation of, and terminate any consulting firm that may assist it in the evaluation of compensation decisions.

Corporate Governance Committee — CryoLife’s Corporate Governance Committee operates under a written charter that sets out the Corporate Governance Committee’s functions and responsibilities. The Corporate Governance Committee currently consists of three non-employee Directors: Mr. McCall, Chair, Mr. Benson, and Mr. Morgan, each of whom served on the Corporate Governance Committee for all of 2015. Each of these individuals meets the requirements of independence of Section 303A.02 of the current NYSE Listing Standards. The Corporate Governance Committee recommends potential candidates for the Board of Directors and oversees the annual self-evaluations of the Board of Directors and its committees. Each year, jointly with the Compensation Committee, the Corporate Governance Committee evaluates the performance of CryoLife’s CEO. The Corporate Governance Committee also recommends to the Board of Directors how the other committees of the Board of Directors should be structured and which Directors should be members of those committees. The Corporate Governance Committee also reviews and makes recommendations to the Board of Directors regarding the development of and compliance with our corporate governance guidelines.

Regulatory Affairs and Quality Assurance Committee — CryoLife’s Regulatory Affairs and Quality Assurance Committee currently consists of four non-employee Directors: Mr. Benson, Chair, Dr. Elkins, Mr. McCall, and Mr. Salveson, each of whom served on the Regulatory Affairs and Quality Assurance Committee for all of 2015. Each of these individuals meets the requirements of independence of Section 303A.02 of the current NYSE Listing Standards. The charter of the Regulatory Affairs and Quality Assurance Committee requires that a majority of its members be independent. Among other things, the Regulatory Affairs and Quality Assurance Committee assists us in its oversight of our regulatory affairs and quality assurance relating to its tissue processing, biologicals, and devices, both new and existing. The Regulatory Affairs and Quality Assurance Committee also meets quarterly with senior management in the Regulatory Affairs and Quality Assurance department, receives summaries of the semiannual reports from the Company’s external quality auditors and provides input into certain internal regulatory affairs and quality assurance policies. Finally, pursuant to its charter, the Regulatory Affairs and Quality Assurance Committee assists us in the oversight of compliance with other healthcare laws and regulations and, jointly with the Audit Committee, assists in the oversight with compliance with certain policies and procedures such as the Company’s Code of Business Conduct and its policy with respect to the Foreign Corrupt Practices Act.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the principles, objectives and features of our executive compensation program as applied to our chief executive officer and the other executive officers included in the Summary Compensation Table of this Amendment No. 1 to Annual Report on Form 10-K (collectively, our “named executive officers”). For 2015, our named executive officers were:

•	J. Patrick Mackin	President and Chief Executive Officer; Chairman of the Board of Directors effective April 9, 2015

•	D. Ashley Lee	Executive Vice President, Chief Operating Officer and Chief Financial Officer

•	Scott B. Capps	Vice President, Clinical Research

•	David C. Gale	Vice President, Research & Development

•	Jean F. Holloway	Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer

•	David P. Lang	Senior Vice President, International Sales & Marketing, until his separation from CryoLife effective September 8, 2015

EXECUTIVE SUMMARY

The Compensation Committee generally considers and approves executive compensation at its February meeting. These compensation decisions take into account a variety of information and analyses, including prior-year Company and individual executive performance, current-year performance expectations, any changes in roles and responsibilities and competitive market data provided by the Compensation Committee’s independent consultant and by management.

2015 Say on Pay Vote and Program Decisions

At CryoLife’s annual meeting of shareholders on May 20, 2015, over 98% of the shareholder votes cast were in favor of our named executive officers’ 2015 compensation. This advisory vote indicated strong support for the executive compensation program. The 2014 advisory vote approved the executive compensation program by over 95% of the stockholders’ votes cast at CryoLife’s 2014 annual meeting.

The Compensation Committee considered these 2015 advisory vote results as it evaluated its compensation policies and made compensation decisions subsequent to last year’s annual meeting. Based in part on this consideration, together with the individual executives’ and the Company’s actual and expected performance, as well as competitive market data provided by the Compensation Committee’s independent compensation consultant and by management, and after also considering recommendations from its consultant and management, the Compensation Committee did not make significant changes to its executive compensation policies during 2015. The following is a summary of the Compensation Committee’s significant 2015 executive compensation decisions.

•	Officers received 2015 base salary increases of either 0% or 3%, based on considerations such as personal performance, company performance, and market positioning.

•	The total value of officers’ long-term incentive award levels and the types of equity vehicles (stock options, restricted stock, and performance stock units) remained approximately the same as for 2014, but for 2015, that value was allocated equally among the equity vehicles based on estimated grant date fair value (whereas in 2014, officers were awarded an equal number of options, shares, and performance stock units).

•	The performance stock unit awards’ design was changed from being based solely on performance against an adjusted EBITDA metric to being based 80% on target adjusted EBITDA, 10% on target adjusted inventory levels, and 10% on target accounts receivable – days sales outstanding.

•	The Compensation Committee determined the compensation to be provided to:

•	Mr. Lang, in conjunction with his separation from CryoLife as Senior Vice President, International Sales & Marketing, and

•	Ms. Holloway, in conjunction with her hiring by CryoLife as Vice President, General Counsel and Corporate Secretary.

Pay-for-Performance Alignment

The Compensation Committee believes it has developed a compensation program that ensures that the interests of our executives are aligned with those of shareholders by rewarding corporate and individual performance at levels necessary to attain established business and individual performance goals. The key pay-for-performance aspects of the executive compensation program, are described below:

•	50% or more of each named executive officer’s target total direct compensation is in the form of variable pay opportunities tied to individual and/or company performance and/or to shareholder value creation;

•	Targets for short-term incentive opportunities are set at challenging levels designed to encourage business growth;

•	Short-term incentive opportunities are tied significantly to revenue and adjusted net income performance, as defined below, both of which emphasize factors over which management is expected to have control and which are intended to incentivize management to achieve company performance that will further our strategic business plan and ultimately deliver value to our shareholders;

•	Long-term incentive opportunities are equity-based and include stock options, which only provide value to executives if the stock price increases beyond the grant date price, and performance stock units, which are earned if specified results for adjusted EBITDA, target adjusted inventory levels, and target accounts receivable – days sales outstanding, as defined below, are attained; and

•	Named executive officers are subject to minimum stock ownership requirements to ensure a strong alignment between executives and shareholders and to encourage a long-term view of performance.

As described in this Amendment No. 1 to Annual Report on Form 10-K, in 2015, the executive compensation program effectively delivered pay-for-performance, as follows:

•	Our 2015 revenue and adjusted net income results were 95.0% and 119.0%, respectively, of target performance, which resulted in annual bonus payouts of 60.1% and 140.0%, respectively, of target award levels under those components of the bonus program, and

•	Our 2015 adjusted EBITDA was 112.3% of target performance, our adjusted inventory levels were 89.0% of target (where our goal is to come in under target), and our accounts receivable – days sales outstanding were 108.2% of target performance (where our goal is to come in under target), which resulted in shares earned under our performance stock units of 129.3% of the target award level.

Throughout this Amendment No. 1 to Annual Report on Form 10-K, we refer to adjusted net income, adjusted EBITDA, adjusted inventory, and accounts receivable – days sales outstanding. These are non-GAAP financial measures that reflect adjustments to similar measures reported under U.S. GAAP. The section “Non-GAAP Financial Measurement Information” to this Amendment No. 1 to Annual Report on Form 10-K provides certain required information regarding these non-GAAP measures, a reconciliation to our audited U.S. GAAP financial statement measures for 2015, as presented in our Original Filing.

ROLES AND RESPONSIBILTIES

Compensation Committee

The Compensation Committee determines and approves the compensation of CryoLife’s officers, including the named executive officers. The Compensation Committee is supported by the CEO, executive management and an independent compensation consultant, who attends Compensation Committee meetings when invited and provides input and information as requested by the Compensation Committee. The Compensation Committee regularly meets in executive session without the CEO or any members of management present. Except as otherwise noted, all 2015 compensation decisions were recommended by management and the independent compensation consultant and approved by the Compensation Committee. Our CEO does not make recommendations to the Compensation Committee or participate in Compensation Committee meetings regarding his own compensation.

Independent Compensation Consultant

The Compensation Committee has the authority to engage independent compensation consultants to assist with its responsibilities. With respect to general executive compensation decisions made during fiscal 2015 the Compensation Committee appointed Towers Watson & Co. (“Towers Watson”) as its independent consultant for general executive compensation matters. The compensation consultant reports directly to the Compensation Committee, is directed by the Compensation Committee, and provides no other services to CryoLife. The consultant generally performs an annual review of executive and non-employee Director compensation, analyzes the relationship between executive pay and company performance, benchmarks executive and Director compensation against such compensation provided by appropriate comparator companies and industry standards, informs the Compensation Committee of emerging practices and trends, assists with special projects at the request of the Compensation Committee, and attends Compensation Committee meetings when invited. Except as otherwise noted, all Compensation Committee actions during 2015 were taken upon the recommendation of CryoLife senior management and following consultation with Towers Watson.

COMPENSATION PHILOSOPHY AND OBJECTIVES

The Compensation Committee’s compensation philosophy is to provide competitive salaries and link the executive officers’ incentive compensation to the achievement of annual and long-term performance goals related to both personal and company performance without encouraging excessive or inappropriate risk taking. Each primary component of compensation is intended to accomplish a specific objective, as summarized in the following chart:

Compensation Component	Primary Purpose	Form	Performance Linkage
Base Salary	Provide sufficiently competitive pay to attract and retain experienced and successful executives	Cash	Salary adjustments are based partially on individual executive performance and partially on other factors such as competitive market positioning and internal pay equity; in addition, company performance may impact the decision of whether or not any salary adjustments should be made

Short-Term Incentive	Encourage and reward individual contributions and aggregate company results with respect to meeting and exceeding short-term financial and operating goals, and incentivize executives to meet or exceed individual performance standards	Cash	Short-term incentive payouts are 100% performance-based, with 40% tied to revenue, 40% tied to adjusted net income, and 20% tied to individual executive performance

Long-Term Incentive	Encourage and reward long-term shareholder value creation, create and sustain a retention incentive, and facilitate long-term stock ownership among our executive team to further align executive and shareholder interests	Performance Stock Units Stock Options Restricted Stock	Performance stock units are not earned unless specific levels of company performance are achieved during the relevant performance period; stock options deliver realizable value to executives only if the stock price increases beyond the grant date stock price; the realizable value of restricted stock and performance stock unit awards is linked to CryoLife’s stock price after the grant date

COMPENSATION MIX

The Compensation Committee approves the primary components of the executive compensation program and generally intends for it to provide more variable pay opportunities than fixed pay opportunities and to provide more long-term incentive opportunities than short-term incentive opportunities. These objectives result in a pay program that aligns pay and performance. The following chart summarizes the target pay mix for the named executive officers for fiscal 2015:

Compensation Component	Mackin	Lee	Capps	Gale	Holloway		Lang
Salary($)	600,000	376,000	291,500	254,400	302,000	(1)	276,000	(2)
Short-Term Incentive (Target)($)	360,000	225,600	116,600	101,760	120,800	(1)	110,400	(2)
Long-Term Incentive (Grant Date Fair Value)(3)($)	1,017,873	407,154	244,274	244,274	244,274	(4)	244,274

Target Total Direct Compensation($)	1,977,873	1,008,754	652,374	600,434	667,074	(4)	630,674

% Fixed(5)	30.3	37.3	44.7	42.4	45.3		43.8
% Variable(6)	69.7	62.7	55.3	57.6	54.7		56.2
% Short-Term Compensation(7)	48.5	59.6	62.6	59.3	63.3		61.3
% Long-Term Compensation(8)	51.5	40.4	37.4	40.7	36.6		38.7

(1)	Full-year salary, short-term incentive, and long-term incentive amounts shown for purposes of comparison. Actual salary and target short-term incentive amounts were pro-rated for the period of Ms. Holloway’s employment during 2015 ($226,500 and $91,039 respectively). Ms. Holloway received a new-hire bonus, as well as a stock option grant and a performance-based restricted stock award upon her commencement of employment in April 2015. These awards have not been included above as they are one-time inducement grants. These grants are more fully discussed at Grants of Plan-Based Awards – Employment Agreement with Jean F. Holloway.
(2)	Full-year salary and short-term incentive amounts shown for purposes of comparison. Actual salary and target short-term incentive amounts were pro-rated for the period of Mr. Lang’s employment during 2015 ($190,369 and $75,673 respectively).
(3)	Long-term Incentive (Grant Date Fair Value) is based on a grant date closing share price of $11.00 for both restricted stock and performance stock units, except for Ms. Holloway’s restricted stock and performance stock units, which were based on a grant date closing share price of $9.64. For the purpose of demonstrating the compensation mix, the grant used for Ms. Holloway was the same as her peers.
(4)	Ms. Holloway received a different number of shares at a different time than other officers based on her mid-year start date. These numbers represent what she would have received had she been an employee throughout 2015.
(5)	Salary as a percentage of Target Total Direct Compensation.
(6)	Short-Term Incentive plus Long-Term Incentive as a percentage of Target Total Direct Compensation.
(7)	Salary plus Short-Term Incentive as a percentage of Target Total Direct Compensation.
(8)	Long-Term Incentive as a percentage of Target Total Direct Compensation.

COMPENSATION BENCHMARKING

As part of its decision-making process, the Compensation Committee requests and reviews relevant and credible benchmark data regarding executive compensation levels, company performance, and the relative relationship between executive pay and company performance. However, the Compensation Committee views this data as one of many inputs in its decision-making process, which also includes other assessments of our performance, assessments of each executive’s performance, significant changes in roles and responsibilities, internal pay equity among executives and retention considerations.

Each year, the Compensation Committee reviews and considers an executive compensation study prepared by its independent compensation consultant, additional compensation survey data provided by management, and internal equity information. The executive compensation study is generally completed in the fourth quarter of the year and is used to inform the Compensation Committee’s decisions regarding the subsequent year’s compensation. Accordingly, the relevant study and market information reviewed by the Compensation Committee with regard to 2015 executive compensation was prepared in October 2014 and presented to the Compensation Committee in the fourth quarter of 2014. We refer to this study, as updated in January 2015, as the “2014 Study.” As in prior years, the 2014 Study assessed both the competitiveness of pay levels and the alignment of pay with company performance.

Our 2015 compensation peer group, which is more particularly described below, had median revenues, based on the latest figures available at the time the 2014 Study was prepared, of $137 million and median market capitalization as of August 31, 2014, of $500 million. In addition to using officer pay information as disclosed by companies in the compensation peer group, the 2014 Study used survey data drawn from four compensation surveys of U.S. companies, including biotech and healthcare companies, with targeted revenues of $150 million, in order to approximate our 2015 annual revenue. With respect to all named executive officers included in the 2014 Study, the data in the study was an even blend of the 2015 peer group and the survey information. In each case, Towers Watson trended the compensation data forward to January 1, 2015 by a factor of 3.0%. We refer to the blended 2015 peer group and survey compensation data for all named executive officers as the “2015 Peer Group Information.”

The following peer companies were used for the 2014 Study:

Peer Company	FYE Revenue(1) ($)
Merit Medical Systems, Inc.	449
Angiodynamics, Inc.	351
Exactech, Inc.	237
Alphatec Holdings, Inc.	203
RTI Surgical, Inc.	198
Abiomed, Inc.	184
The Spectranetics Corp.	157
Cardiovascular Systems, Inc.	137
Endologix, Inc.	132
Atrion Corp.	132
Vascular Solutions, Inc.	109
AtriCure, Inc.	81
Anika Therapeutics, Inc.	75
LeMaitre Vascular, Inc.	64
Rockwell Medical, Inc.	52

Median	137
CryoLife Estimated Revenues	140

CryoLife’s 2015 annual revenue was positioned near the median of the peer group’s annual revenue, and the peer group included an equal number of companies that were larger and smaller than CryoLife based on annual revenues.

The Compensation Committee believed that the pay practices of these companies provided a useful reference point for pay and performance comparisons at CryoLife.

(1)	Latest FYE revenue, in millions, at the time the peer group was developed.

The following survey sources were used in the 2014 Study:

•	Towers Watson CDB General Industry Executive Compensation Database

•	Towers Watson CSR Top Management Compensation Survey

•	Mercer General Industry Executive Compensation Study

•	Radford Global Life Sciences Survey

Both the peer companies and survey sources were recommended by Towers Watson, the Compensation Committee’s independent compensation consultant and approved by the Compensation Committee. In approving the peer group, the Compensation Committee considered the fact that each company is (or was at the time) publicly-traded, operates in a similar industry, was similar in size, scope and complexity and is representative of our pool for executive talent. The Compensation Committee also concluded that each one was within a reasonable range of CryoLife’s historical, current and projected revenues. Nonetheless, the Compensation Committee reviews and considers changes to the peer group and survey sources in connection with each year’s study. This is done to ensure that the peer group and survey sources continue to reflect the most appropriate reference points for CryoLife.

2015 COMPENSATION COMPONENTS

The primary components of CryoLife’s executive compensation program are base salary, short-term incentives and long-term incentives. CryoLife also provides executives with tax-deferred savings opportunities, participation in company-wide benefits programs and limited perquisites.

2015 Base Salary

The Compensation Committee generally reviews base salary levels each February as part of its overall review and approval of the executive compensation program. Based on its review in late 2014 and early 2015, the Compensation Committee deemed it appropriate to increase some executive officers’ base salaries by 3% above 2014 levels.

Comparison of 2015 and 2014 Base Salaries

Executive	2015 ($)		2014 ($)		Increase (%)
Mackin	600,000		600,000		—
Lee	376,000		376,000		—
Capps	291,500		283,000		3
Gale	254,400		247,000		3
Holloway	302,000	(1)	—	(2)	—	(2)
Lang	276,000	(3)	268,000		3

(1)	Full-year salary shown for purposes of comparison. Actual salary was pro-rated for the period of Ms. Holloway’s employment during 2015 ($226,500).
(2)	Ms. Holloway was hired April 1, 2015; accordingly, there is no 2014 salary or percent increase data for her.
(3)	Full-year salary shown for purposes of comparison. Actual salary was pro-rated for the period of Mr. Lang’s employment during 2015 ($190,369), as proscribed in Potential Payments upon Termination or Change of Control – Employment, Separation and Release, and Change of Control Agreements – Separation and Release Agreement with David P. Lang.

Analysis

The 2014 Study of peer group base salaries found our executive salaries to be within a competitive range of 90-110% of the median of their peer group. Based on input from management and in consultation with Towers Watson, the Compensation Committee approved merit increases for 2015 for only certain offices, basing such approvals on cost of living and individual performance considerations, as well as recognition that our 2014 business performance did not meet plan in a number of respects.

2015 Short-Term Incentives

The Compensation Committee approved the 2015 short-term incentive program (the “2015 Annual Plan”) in February 2015. The 2015 Annual Plan provides for the same performance measures (adjusted for projected changes in 2015 levels of revenue and adjusted net income), same design, and same target incentive opportunity as the 2014 program.

In March 2015, the Compensation Committee approved a plan that we refer to as our “Umbrella Plan” for the primary purpose of ensuring tax deductible treatment for us for awards made to certain key executives, including each of our named executive officers, under the 2015 Annual Plan. The 2015 Annual Plan operates within the Umbrella Plan so that cash bonuses to our named executive officers and other participants in our Umbrella Plan may qualify as “performance-based compensation” and therefore be tax deductible under Section 162(m) of the Internal Revenue Code (“Section 162(m)”).

The Umbrella Plan establishes a threshold performance requirement that we must meet in order for the participants to earn a bonus under the 2015 Annual Plan. For fiscal 2015, we must achieve adjusted net income of at least $8,554,000 in order for awards to be made under the Umbrella Plan. If the threshold performance requirement is met, each participant may be eligible under the plan to receive up to 140% of his or her target bonus under the 2015 Annual Plan. After the end of the fiscal year, though, the Compensation Committee may exercise its discretion to adjust any amounts earned under the Umbrella Plan downward to the amounts earned under the 2015 Annual Plan, so that the entire amount paid to each of our named executive officers under the 2015 Annual Plan can be treated as performance-based compensation and, therefore, tax deductible under Section 162(m).

2015 Performance Goals

Performance Measure	Weight (%)	Threshold ($)	Target ($)	Maximum ($)
Revenue	40	145,885,000	153,563,000	161,241,000
Adjusted Net Income	40	14,542,000	17,108,000	19,674,000
Individual Goals	20	|————Performance Rating ————|

See the section “Non-GAAP Financial Measure Information” to this Amendment No. 1 to Annual Report on Form 10-K for further details regarding the adjusted net income performance measure and the reconciliation of that measure to net income as reported for purposes of U.S. GAAP.

Analysis

Upon review and consideration, the Compensation Committee believed that the performance measures of revenue and adjusted net income used in the 2015 short-term incentive program will motivate management to achieve increases in 2015 revenues, net income, and operating cash flow goals, as well as to drive personal performance and provide appropriate incentives to satisfy employee retention goals As a result, the Compensation Committee approved the revenue and adjusted net income measures (as adjusted for 2015 forecast results) that it used with respect to 2014 for use in the 2015 Annual Plan.

The Compensation Committee believed that 2015 revenue and adjusted net income threshold and target performance levels were challenging, but expected them to be achieved. The 2015 revenue and adjusted net income targets are within the range of 2015 product and service revenue guidance previously publicly announced by CryoLife.

For 2015, the performance measures and weights for the short-term incentive program remained the same as in 2014, with a 100% payout for performance at target levels and the following additional primary features:

•	Revenues:

•	Under Threshold – less than 95% of target performance (0% payout)

•	Threshold - 95% of target performance (60% payout)

•	Maximum - 105% of target performance (140% payout)

•	Over Maximum – more than 105% of target performance (140% payout)

•	Adjusted net income:

•	Under Threshold – less than 85% of target performance (0% payout)

•	Threshold - 85% of target performance (60% payout)

•	Maximum - 115% of target performance (140% payout)

•	Over Maximum – more than 115% of target performance (140% payout)

•	Individual performance component that comprises 20% of the total award opportunity; earned based on performance rating

The performance ranges are narrow, relative to the payout ranges, in order to focus executives on achieving business performance goals in a manner consistent with business plans and communicated guidance.

Analysis – Program Design

In arriving at its decision to approve the 2015 short-term incentive program design, measures and goals, the Compensation Committee took into consideration the following factors and analyses:

•	A general satisfaction with the core plan design and its pay-for-performance orientation,

•	A belief that revenue and adjusted net income are key to incentivizing management to achieve company performance that will further our strategic business plan and ultimately deliver value to shareholders, without encouraging excessive risk taking,

•	The plan’s similarity to the short-term incentive plan designs of peer companies,

•	CryoLife’s 2014 performance, and whether any performance improvements were required to achieve the 2015 goals, and

•	Recent historical payout levels that the Compensation Committee believed indicated that performance goals over the last few years had been set at reasonably challenging, but attainable levels.

The Compensation Committee sets short-term incentive opportunities, in conjunction with a review of base salaries, as part of executives’ overall “target total cash compensation.” The Compensation Committee decided to carry forward for 2015 the design of the 2014 short-term incentive program, as it believed that the performance measures of revenue and adjusted net income used in the 2014 program would continue to motivate management to achieve increases in those metrics. The Compensation Committee also believed that these goals would drive the personal performance of the named executive officers and provide appropriate incentives to satisfy employee retention goals.

With respect to adjusted net income, the Committee chose to exclude certain items over which it believed that either management has insufficient control or could distort the underlying operating performance of the Company.

The Compensation Committee discussed management’s recommended 2015 performance targets and payout opportunities with its independent compensation consultant and with management and determined that the recommended program design, targets, and payout opportunities were consistent with its desire to ensure that no short-term incentives would be paid unless challenging performance was achieved and then only at levels commensurate with such performance. The Compensation Committee believed that the 2015 short-term incentive program target percentages provided each executive with an appropriate incentive potential given his position with and importance to CryoLife, and that they were appropriately sized based on the 2015 Peer Group Information and the internal pay equity information reviewed by the Compensation Committee.

Analysis – Plan Payout

The 2015 short-term incentive payouts in early 2016 were based on actual financial performance results of CryoLife relative to the pre-determined goals and on the individual performance results of each executive officer with respect to the individual performance component. Individual performance bonuses for each named executive officer other than that for the CEO were based on reviews conducted by the CEO of individual performance relative to individual goals. Mr. Mackin’s 2015 individual performance bonus reflected a joint review of his 2015 performance by the Compensation Committee and the Corporate Governance Committee. The committees determined that Mr. Mackin’s individual performance met or exceeded the committees’ expectations.

The following tables show the performance results for 2015 and the actual amount of short-term incentive paid to each named executive officer:

2015 Annual Incentive Program

Actual vs. Target Performance

Performance Measure	Weight (%)	Actual Performance ($)	Target Performance ($)	Performance % of Target (%)	Payout % of Target (%)
Revenue	40	145,898,000	153,563,000	95.0	60.1
Adjusted Net Income	40	20,366,000	17,108,000	115.0(1)	140.0
Individual Goals	20	Executive- specific	Executive- specific	0 to 100	0 to 100

(1)	Performance percentage of Target was 119%, but 115% is the maximum payout.

2015 Annual Incentive Program

Actual(1) vs. Target Payout

Executive	Actual Payout ($)		Target Payout ($)	Payout % of Target (%)
Mackin	360,099		360,000	100
Lee	225,662		225,600	100
Capps	104,972		116,600	90
Gale	101,788		101,760	100
Holloway	91,039	(2)	91,014	100
Lang	75,637	(2)	75,616	100

(1)	All of the currently employed named executive officers received personal performance bonuses based on their individual performance for 2015. Mr. Lang’s personal performance bonus was paid in accordance with the terms of his separation and release agreements. For more information, see Potential Payments upon Termination or Change of Control – Employment, Separation and Release, and Change of Control Agreements – Separation and Release Agreement with David P. Lang.
(2)	Ms. Holloway’s and Mr. Lang’s actual and target payout amounts reflect a pro-rated portion of their respective annual incentive opportunities based on their periods of employment during 2015.

These tables demonstrate how the short-term incentive program design effectively aligned performance and compensation, as our below-target performance with respect to the revenue and above-target performance with respect to adjusted net income yielded payouts at 60.1% and 140%, respectively.

2015 Long-Term Incentives

Based on input from management and in consultation with Towers Watson, the Compensation Committee considered the long-term incentive program and determined to change the design of the 2015 program to have the mix of equity awards be based on an equal allocation of value, rather than a fixed number of options/stock/units, among stock options, restricted stock, and performance stock units, with approximately one-third of the value being granted allocated to each type of award. The Compensation Committee allocates and values performance stock units at their target numbers.

The Compensation Committee determined that the estimated grant date fair value of the awards to officers in 2015 should remain approximately the same as was granted in 2014. In order to determine the number of options, shares of restricted stock, and target performance shares to be used to deliver such grant date fair value, the Compensation Committee directed management to determine the numbers of shares of restricted stock and target performance stock units using the closing share price of our stock as of market close on February 18, 2015, and to also determine the number of stock options using the estimated fair value of the options as of the same date. The numbers of options, shares, and target performance stock units, determined using the February 18, 2015 share price and option value, were granted on February 19, 2015. See the section “Plan-Based Awards” to this Amendment No. 1 to Annual Report on Form 10-K for a description of the terms of the performance stock units. For 2015, the performance stock units are subject to three performance measures: adjusted EBITDA, target adjusted inventory levels, and target accounts receivable – days sales outstanding (“DSO”), as further described under “Analysis,” below. See the section “Non-GAAP Financial Measurement

Information” to this Amendment No. 1 to Annual Report on Form 10-K for further details regarding the adjusted EBITDA, adjusted inventory, and accounts receivable – DSO performance measures and the reconciliation of those measures to the appropriate figures as reported under U.S. GAAP.

The following table provides the 2015 equity awards to the named executive officers, as approved by the Compensation Committee:

	2015 Annual Equity Grant Level
Executive	Perf. Stock Units(1) (#)	Stock Options(2) (#)	Restricted Stock(3) (#)	Total (#)
Mackin	30,832	85,105	30,832	146,769
Lee	12,333	34,042	12,333	58,708
Capps	7,399	20,425	7,399	35,223
Gale	7,399	20,425	7,399	35,223
Holloway(4)	7,252	20,307	7,252	34,811
Lang(5)	7,399	20,425	7,399	35,223

(1)	Reflects the target performance stock unit award level. The actual number of shares earned under the performance stock units was based on adjusted EBITDA, target adjusted inventory levels, and target accounts receivable – days sales outstanding (80%, 10%, and 10% weightings, respectively). Actual earned shares vest(ed) 50% on the first anniversary of the award date, 25% on the second anniversary, and 25% on the third anniversary, except for Ms. Holloway as her 2015 performance stock units were granted after her start date and the vesting schedule was abbreviated to correspond to the vest dates of the 2015 performance stock units awarded to other named executive officers
(2)	Stock options vest 1/3 per year beginning on the first anniversary of the grant date.
(3)	Restricted stock cliff vests on the third anniversary of the grant date.
(4)	Note that Ms. Holloway joined the Company in April 2015. Therefore, her 2015 Annual Equity Grant Level reflects her prorated period of employment.
(5)	Note that Mr. Lang separated from the Company mid-year, so while this chart accurately reflects awards he was granted, it does not intend to reflect equity that vested.

Analysis

In approving the 2015 equity award levels, the Compensation Committee considered the following primary factors:

•	The Compensation Committee’s intention to grant in 2015 approximately the same long-term incentive value as in 2014

•	The desire to have an even mix of value among stock options, restricted stock, and performance stock units

•	The objective of achieving performance and retention incentives through the use of annual equity grants, especially given CryoLife’s stock price volatility

•	The availability of shares under CryoLife’s shareholder-approved equity plans

•	Our share price and its effect on the value of equity awards if grants were to continue to be made based on a number of shares, as opposed to a target value

The Compensation Committee determined vesting schedules in consultation with Towers Watson and believes that such vesting provides the appropriate long-term incentive for executives’ continued employment. The Compensation Committee believes that adjusted EBITDA is generally a reasonable proxy for CryoLife’s performance, but allows for adjustments to eliminate items that might provide improper incentives or items over which management has little or no control. This led the Compensation Committee to develop the 80/10/10 split among adjusted EBITDA adjusted inventory levels accounts receivable – days sales outstanding (“DSO”). The Compensation Committee believes that the adjusted EBITDA, adjusted inventory, and accounts receivable – DSO threshold and target performance levels are challenging, but expects them to be achieved. The 2015 adjusted EBITDA calculation methodology is consistent with the methodology used in 2014, and based on management’s expectations, the target performance level is consistent with the range of 2015 earnings per share guidance previously publicly announced by CryoLife. See the section “Non-GAAP

Financial Measurement Information” to this Amendment No. 1 to Annual Report on Form 10-K for further details regarding the adjusted EBITDA, adjusted inventory, and accounts receivable – DSO performance measures and the reconciliation of those measures to the relevant U.S. GAAP measures.

Analysis – PSUs Earned

In arriving at its decision in February 2016 to certify our adjusted EBITDA, adjusted inventory, and accounts receivable – DSO performance with respect to the 2015 performance stock units, the Compensation Committee took into consideration our actual performance results relative to the pre-determined performance goals. The following table presents the target, threshold, and maximum adjusted EBITDA, adjusted inventory and accounts receivable - DSO performance levels associated with target, threshold, and maximum award opportunities under the 2015 performance stock unit grants. The table also provides the actual performance level for 2015, as certified by the Compensation Committee, together with the associated levels of shares that were earned.

2015 Performance Stock Units

Actual vs. Target/Threshold/Maximum Performance

Performance Measure	Target Performance	Threshold Performance	Maximum Performance		Actual Performance	Performance % of Target (%)	Payout (% of Target)
Adjusted EBITDA	$23,349,000	$19,850,000		$26,851,000	$26,229,000	112.3	136.7
Adjusted Inventory	$15,500,000	$17,900,000	<$	15,000,000	$13,800,000	89.0	120
Accounts Receivable - DSO	50 days	58 days		<48 days	54.08 days	108.2%	80

Each portion of the performance stock unit is earned ratably, in tiers based on tiered satisfaction of the performance metric, as set forth in the table below. The Compensation Committee adopted this tiered/ratable approach to address the variability and volatility inherent in some of the adjusted EBITDA inputs, and expanded it to include the additional two metrics.

EBITDA (80% of shares)		Inventory (10% of shares)		Accounts Receivable – DSO (10% of shares)
Performance Tier (% of Target)	Payout (% of Target)	(Inv. in $m) Performance Tier	Payout (% of Target)	(AR-DSO) Performance Tier	Payout (% of Target)
< 85.0	0	>$17.9m	0	>58.0	0
85.0 - 89.9	60	$17.0m-17.9m	60	55.1-58.0	60
90.0 – 94.9	80	$16m-16.9m	80	52.1-55.0	80
95.0 – 106.9	100	$15m-15.9m	100	48.0-52.0	100
107.0 – 115	110-150(1)	<$15.0m	120	< 48.0	120
>115.0	150

(1)	For EBITDA Performance Tier 106.9 < 115, the Payout Percent of Target is determined by this formula: actual adjusted EBITDA divided by target adjusted EBITDA ($23,349,000); minus 1.069; times 5; plus 1.10; times the target number of shares up to a maximum of 150% Target Payout.

Pursuant to the terms of the performance stock unit grants, 50% of the shares earned vested on February 19, 2016, 25% of the shares will vest on February 19, 2017, and the remaining 25% of the shares will vest on February 19, 2018, assuming the executive continues to be employed by us on those dates. See the section “Non-GAAP Financial Measurement Information” to this Amendment No. 1 to Annual Report on Form 10-K for further details regarding the adjusted EBITDA performance measure and the reconciliation of that measure to net income as reported for purposes of U.S. GAAP.

Target Total Direct Compensation

The Compensation Committee believed that the blend of stock options, restricted stock, and performance stock units appropriately balanced the performance, shareholder alignment, and retention objectives of CryoLife’s long-term incentive program. The use of multiple award types is a prevalent practice among industry peers, and the use of performance stock units creates even stronger alignment between pay and performance. In addition, the annual grant frequency results in more consistent performance and retention strength by reflecting changes in the stock price year over year.

The Compensation Committee used a value-based approach to determine the size of 2015 equity grants, as it felt this approach enabled them to provide compensation that more accurately matched their intended value. The Compensation Committee determined vesting schedules for the 2015 equity awards in consultation with Towers Watson and believes that they provided the appropriate long-term incentive for continued employment with us.

In determining the individual components of the officers 2015 compensation (i.e., salary, target short-term incentive, and long-term incentive), the Compensation Committee evaluated the resulting target total direct compensation against market benchmarks, as follows below, taking into account the Compensation Committee’s desire to have target total direct compensation generally within a competitive range of our peer group median. The following table summarizes the named executive officers’ 2015 target total direct compensation; the positioning of that compensation relative to the peer group median; and the primary rationale for approving each named executive officer’s compensation at the level shown:

2015 Target Total Direct Compensation

Compared to Peer Median

Executive	2015 Target Total Direct Compensation Opportunity(1) ($)		Peer Median(2) ($)		CRY vs. Median (%)
Mackin	1,977,873		1,850,000		107	Within a competitive range of the 50th percentile(3)

Lee	1,008,754		910,000		111	Near a competitive range of the 50th percentile

Capps	652,374		625,000		104	Within a competitive range of the 50th percentile(3)

Gale	600,434		445,000		135	Above the 75th percentile

Holloway	667,074	(4)	615,000	(5)	108	Within a competitive range of the 50th percentile(3)

Lang	630,674		555,000		114	Near a competitive range of the 50th percentile(3)

(1)	Equity grant value based on a grant date closing stock price of $11.00 for restricted stock and performance stock units, except for Ms. Holloway’s restricted stock and performance stock units which were based on a grant date closing share price of $9.64, and a grant date Black-Scholes Option Value of $3.45. Performance stock units are included at target award levels/values.
(2)	Based on data provided by Towers Watson (the 2014 Study).
(3)	Competitive range for total direct compensation recommended by Towers Watson and agreed to by the Compensation Committee as 80-120% of the peer group 50th percentile.
(4)	Note that Ms. Holloway joined the Company in April 2015. Therefore, her 2015 Target Total Direct Compensation opportunity reflects her prorated period of employment.
(5)	Ms. Holloway was not employed by CryoLife at the time of the 2014 Study. It was conducted for the vacant General Counsel position.

Equity and Cash Incentive Plan

In May 2015, the shareholders approved certain amendments to the Second Amended and Restated 2009 Stock Incentive Plan (the “Stock Incentive Plan”), to be renamed the CryoLife, Inc. Equity and Cash Incentive Plan (the “Equity and Cash Plan”), based on management’s recommendation and in consultation with Towers Watson. The Equity and Cash Plan includes new provisions for cash-based incentive payments that are intended to comply with the requirements to be “qualified performance-based compensation,” and ensure the tax deductibility of such payments to certain named executive officers, under Section 162(m) of the Internal Revenue Code.

2015 Deferred Compensation

The CryoLife, Inc. Executive Deferred Compensation Plan allows certain key employees of CryoLife, including the named executive officers, to defer receipt of some or all of their salaries, commissions, and/or the cash portion of any bonus awarded pursuant to the short-term executive incentive plan. The plan’s administrative committee, subject to ratification and approval of the Compensation Committee, establishes the maximum and minimum percentages of bonus awards that plan participants may defer in each plan year. These percentages were from zero to 75% for base salary, commissions, and the annual cash bonus for 2015. Plan participants may establish their respective deferral amounts for their base salaries and commissions prior to the beginning of each calendar year, and prior to July for their short-term incentive compensation for that year, which is calculated and paid after the completion of the plan year.

The plan provides for tax-deferred growth of deferred compensation and, pursuant to the terms of the plan, CryoLife agrees to distribute to participants the deferred amounts, credited/debited with hypothetical gains and/or losses linked to the performance of investment options selected by participants from among the non-proprietary investment options available under the plan. The plan does not have investment options that provide for above-market or preferential earnings. Distribution of all deferred compensation, including any gains or losses, occurs upon death, disability, retirement or termination. Plan participants may elect to receive the distribution in a lump sum or in annual installments of up to 15 years, or via a combination thereof upon death, disability or retirement. Also, a plan participant may elect to receive distributions while still employed by CryoLife if at least two years have elapsed from the plan year in which the deferred amounts would have otherwise been paid to the plan participant if not for the deferral. Distributions made while the plan participant is still employed by CryoLife and distributions made pursuant to termination will be paid in a lump sum to the plan participant. Hardship withdrawals during any plan year may be made upon the occurrence of an unforeseeable emergency for a particular plan participant or if a plan participant receives a hardship distribution under CryoLife’s 401(k) plan. All deferred amounts and deemed earnings thereon are fully vested at all times. CryoLife has no current plans to match any contributions of any executive officer.

2015 Perquisites

It is CryoLife’s policy not to provide perquisites to its officers without prior approval of the Compensation Committee. To the extent that perquisites are incidental to a business-related expense, such as personal use of a business club, the named executive officers are generally required to reimburse CryoLife for any incremental cost of such personal benefit. Other than these incidental personal benefits, none of our NEOs receive any perquisites that are not also provided on a non-discriminatory basis to all full-time employees, except for Mr. Mackin, whose compensation is discussed at Employment; Separation and Release, and Change of Control Agreements below, and except for supplemental disability insurance and airline club memberships provided to certain of the named executive officers. In keeping with CryoLife’s practice with respect to all full-time employees, executive officers are also eligible to receive certain one-time benefits upon achieving employment milestones, including receiving $5,000 towards a vacation and two weeks of additional vacation upon reaching 15 years of service with CryoLife, $10,000 towards a vacation and two weeks of additional vacation upon reaching 20 years of service with CryoLife, and two weeks of additional vacation upon reaching 25 years of service with CryoLife.

EMPLOYMENT, SEPARATION AND RELEASE, AND CHANGE OF CONTROL AGREEMENTS

Employment Agreement with J. Patrick Mackin

CryoLife and Mr. Mackin entered into an employment agreement (the “Mackin Agreement”) dated July 7, 2014 that became effective September 2, 2014. The Mackin Agreement addresses Mr. Mackin’s role and responsibilities as our President and Chief Executive Officer, and his rights to compensation and benefits during active employment and termination benefits. See “Plan Based Awards—Employment Agreement with J. Patrick Mackin” to this Amendment No. 1 to Annual Report on Form 10-K for details regarding terms of the Mackin Agreement.

Employment Agreement with Jean F. Holloway

In February 2015 the Board appointed Ms. Jean F. Holloway as Vice President and General Counsel, and CryoLife and Ms. Holloway entered into an employment agreement (the “Holloway Agreement”), that became effective on April 1, 2015.

The Holloway Agreement addresses Ms. Holloway’s role and responsibilities, her rights to compensation and benefits during active employment, the treatment of various termination scenarios (see “Potential Payments Upon Termination or Change of Control – Employment, Separation and Release, and Change of Control Agreements – Employment Agreement with Jean F. Holloway”), and various post-employment prohibitions regarding competing with us, soliciting our employees and customers, and disclosing our confidential information. In connection with her commencement of employment, the Holloway Agreement provides that Ms. Holloway will be eligible for a target bonus of 40% of base salary, pro-rated for 2015, and a lump sum signing bonus of $50,000. In addition, the Holloway Agreement provided for a stock option grant of 7,000 shares of company common stock, vesting over three years, and an award of 7,000 shares of company restricted shares, which will cliff vest three years following the grant date.

The Compensation Committee believes Ms. Holloway’s compensation, including her base salary and incentive compensation, was necessary and appropriate to attract a candidate with her experience and qualifications. The Compensation Committee authorized a signing bonus it believes facilitated her acceptance of CryoLife’s employment offer.

Separation and Release Agreement with David P. Lang

David P. Lang, our former Senior Vice President, International Sales & Marketing, separated from employment with us effective September 8, 2015, and he and CryoLife entered into a Separation and Release Agreement (the “Lang Agreement”) that became effective on October 13, 2015.

The Lang Agreement provides that Mr. Lang has received or will receive payments that are described at “Potential Payments Upon Termination or Change of Control – Employment, Separation and Release, and Change of Control Agreements – Separation and Release Agreement with David P. Lang”.

Analysis

The Compensation Committee believes that it is appropriate to provide separation benefits under certain circumstances. Separation benefits are often appropriate for executive-level employees, in particular, as it may take them a significant period of time to identify and transition to another executive-level role outside CryoLife. Continuation of salary and health and other benefits, as well as outplacement benefits, all assist with these transitions. In addition, a meaningful level of separation benefits is often required to obtain a release of claims and often valuable continued cooperation, non-compete, non-solicitation, and non-disparagement covenants from the departing employee. The Compensation Committee determined that for these reasons, and in recognition of Mr. Lang’s service to us, the separation benefits noted above were appropriate.

Change of Control Agreements with Other Named Executive Officers

CryoLife has entered into change of control agreements with each of the named executive officers other than Mr. Mackin (whose change of control arrangements are set forth in his employment agreement). The material terms of those agreements are described in “Potential Payments upon Termination or Change of Control – Change of Control Agreements with Other Named Executive Officers.” As described in “Separation and Release Agreement with David P. Lang” above, Mr. Lang’s change of control agreement was terminated by the Lang Agreement.

Analysis

It is the Compensation Committee’s intent that provisions in the change of control agreements regarding an executive’s termination in conjunction with a change of control, preserve executive morale and productivity and encourage retention in the face of the disruptive impact of an actual or rumored change of control of CryoLife. In addition, these provisions align executive and shareholder interests by allowing executives to consider corporate transactions that are in the best interests of CryoLife’s shareholders and other constituents without undue concern over whether the transactions may jeopardize the executives’ own compensation. The Compensation Committee does not believe that the change of control agreements provide undue incentive for the executive officers to encourage a change of control. Finally, the provisions protect shareholder interests in the event of a change of control by helping increase the likelihood of management continuity through the time of the change of control, which could improve company performance and help maintain and enhance shareholder value.

The change of control agreements are “double-trigger” agreements, as they require both a change of control and termination of employment to have occurred before CryoLife is required to make payments pursuant to the agreements. The Compensation Committee approved a larger termination payment under the agreement for Mr. Lee than for the other executive officers based upon his senior officer status and his relatively greater ability to influence decisions regarding whether or not a change of control transaction should be pursued.

ADDITIONAL POLICIES AND PRACTICES

Clawback Policy

The 2007 Executive Incentive Plan includes a clawback provision. This clawback allows CryoLife to recover bonus awards under the plan that were paid in the 12-month period prior to a significant financial statement restatement. The amounts may be recovered at the discretion of the Compensation Committee and subject to applicable laws if the award was made on the basis of CryoLife having met or exceeded specific performance targets for performance periods affected by the restatement. In such an event, the Compensation Committee may require participants to repay to CryoLife the difference between the bonus actually received by the participant and the amount of the recalculated bonus, using the restated financial results. Furthermore, Mr. Mackin’s employment agreement contains an additional requirement that he repay any portion of severance payments he has previously received from us if he fails to comply with certain post-employment protective covenants.

To the extent not addressed by the provisions above, the Compensation Committee continues to consider the appropriate structure for additional clawback provisions. These additional clawback provisions would, in specified instances, require executive officers to return to CryoLife incentive compensation paid if such compensation is based upon financial results that turn out to have been materially inaccurate when published. The Compensation Committee intends to adopt and disclose such a policy in compliance with and to the extent required by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010.

Stock Ownership Guidelines

CryoLife maintains stock ownership guidelines for executives that have been recommended and approved by the Compensation Committee along with the Corporate Governance Committee, and approved by the Board of Directors. The current stock ownership guidelines were adopted in November 2015 and require the following stock ownership requirements for the named executive officers:

a. Section 16 Officers: Each section 16 officer of the Corporation shall continuously hold a value of the Corporation’s common stock equal to the value of a multiple of that officer’s then current base pay at CryoLife. The multiples applicable to such officers are as follows:

i.	Chief Executive Officer & President: Four (4) times;

ii.	Executive Vice Presidents and Senior Vice Presidents: Two (2) times; and

iii.	All other Section 16 officers: One (1) time.

b. Retention requirements: Each Section 16 Officer who has not yet acquired ownership of the required value of common stock set forth above must retain at least 50% of the net number of shares acquired upon the exercise of any employee stock option or the vesting of any performance shares, restricted stock or restricted stock units (the net number of shares acquired shall be the number of shares remaining after shares are tendered, sold or netted to pay any applicable exercise price and withholding taxes).

c. Waivers: The Chairs of the Compensation Committee and the Corporate Governance Committee shall have the authority to grant waivers from these stock ownership requirements in compelling circumstances such as undue hardship.

d. Qualifying shares: For purposes of satisfying these stock ownership requirements, the following shall be included: shares owned directly or indirectly through a stock purchase plan sponsored by CryoLife, by the person’s spouse, in a revocable trust of which the person or the person’s spouse is the trustee, any other shares related to or underlying vested or unvested restricted stock, or restricted stock units and vested performance share units (at actual, earned levels and only if and to the extent that any applicable performance criteria have been satisfied). It shall not include shares held through any other form of indirect beneficial ownership or shares underlying unexercised options or unvested performance share units.

These guidelines became effective for all currently employed named executive officers on November 17, 2015. As of March 21, 2016, all of the currently employed named executive officers were in compliance with the ownership levels set forth in the guidelines or, in the case of Mr. Mackin and Ms. Holloway, were on track to meet the new guidelines.

Anti-Hedging Policy

CryoLife executive officers are prohibited from trading in publicly traded options, puts, calls, straddles, or similar derivative securities of CryoLife at any time, whether or not issued directly by CryoLife or by any exchange, and may not engage in put or call transactions involving CryoLife’s stock or purchase financial instruments designed to hedge or offset any decrease in the market value of CryoLife securities except for standard collars or prepaid forward transactions that have been pre-approved at least 90 days in advance by the independent Directors of the Board of Directors or a committee consisting solely of independent Directors and that are disclosed to shareholders on a Form 4 or by other means acceptable to the SEC. Furthermore, executive officers are prohibited from effecting short sales of our securities at any time.

Equity Grants/Inside Information

The Compensation Committee generally adheres to a policy of not granting equity-based compensation awards at times when insiders are in possession of material, non-public information. One notable exception to this policy is with respect to equity grants to new hires, which can be made as of the hire date, provided that management discloses to the Compensation Committee at the time of grant any material, non-public information. In all other instances, if the Compensation Committee approves the grant of an option or equity award at a time when it is in possession of material, non-public information, it is the Compensation Committee’s general policy to delay the grant and pricing of the option and/or issuance of the equity award until a date after the public dissemination of all such material, non-public information.

TAX IMPACT OF COMPENSATION DECISIONS

Section 162(m)

Section 162(m) of the Internal Revenue Code generally limits to $1 million the amount of compensation, other than certain “performance-based” compensation, that CryoLife may deduct for federal income tax purposes in any given year with respect to the compensation of each of the chief executive officer and the three most highly-compensated executive officers employed by the CryoLife at the end of the year (other than the chief financial officer). While the Compensation Committee considers the deductibility of awards as one factor in determining executive compensation, as noted above, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to grant awards it determines to be consistent with our goal for its executive compensation program even if the award is not deductible by us for tax purposes.

Section 409A

Since Section 409A of the Internal Revenue Code, which deals with deferred compensation arrangements, was enacted, the Compensation Committee’s policy has been to structure all executive compensation arrangements to comply, to the extent feasible, with the provisions of Section 409A so that the executives do not have to pay additional tax and CryoLife does not incur additional withholding obligations. The Compensation Committee intends to continue this practice and has amended all of the named executive officers’ currently outstanding employment agreements and/or change of control agreements in order to bring them into compliance with Section 409A.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee reviewed and discussed this CD&A with management. In reliance on this review and discussion, the Compensation Committee recommended to the Board of Directors that this CD&A be included in CryoLife’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2015, and CryoLife’s 2016 proxy statement on Schedule 14A, for filing with the SEC.1

Compensation Committee

RONALD C. ELKINS, M.D., CHAIR DANIEL J. BEVEVINO RONALD D. MCCALL

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our executive officers currently serve, or served during fiscal 2015, as a member of the Compensation Committee of any other company that has or had an executive officer serving as a member of our Board of Directors. None of our executive officers currently serve, or served during fiscal 2015, as a member of the board of directors of any other company that has or had an executive officer serving as a member of our Compensation Committee.

[1]	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of CryoLife under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to each of the named executive officers — Mr. Mackin who served as Chief Executive Officer; Mr. Lee, our Chief Financial Officer, Messrs. Capps and Gale and Ms. Holloway, who were the three most highly compensated of the other executive officers of CryoLife employed at the end of fiscal 2015; and Mr. Lang, who would have been one of the three most highly compensated officers had he continued to be employed by us at the end of fiscal 2015.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

J. Patrick Mackin,	2015	600,000	72,000	678,304	339,569	288,099	74,034	2,052,006
Chairman, President and Chief Executive Officer(6)	2014	197,727	223,868	2,545,000	1,668,000	64,874	62,733	4,762,202

D. Ashley Lee	2015	376,000	45,120	271,326	135,828	180,542	19,862	1,028,678
Executive Vice President, Chief Operating Officer, and Chief Financial Officer	2014	376,000	45,120	332,340	67,997	122,634	18,497	962,588
	2013	365,000	43,800	200,337	42,332	147,714	18,224	817,407

Scott B. Capps	2015	291,500	11,660	162,778	81,496	93,312	5,257	646,003
Vice President, Clinical Research	2014	283,000	22,640	199,400	40,800	61,534	5,113	612,487
	2013	270,000	21,600	120,200	25,400	72,845	5,021	515,066

David C. Gale,
Vice President, Research & Development(7)	2015	254,400	20,352	162,778	81,496	81,436	4,654	605,116

Jean F. Holloway,
Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer(8)	2015	226,500	68,203	211,779	95,679	72,836	25,618	700,615

David P. Lang,
Senior Vice President, International Sales & Marketing(9)	2015	190,369	15,123	162,778	81,496	60,514	328,472	838,752

(1)	Amounts represent the personal performance component of the annual award paid pursuant to the (1) 2015 Equity and Cash Incentive Plan, which was paid 100% in cash in February 2016, (2) 2014 short-term incentive program under the 2007 Executive Incentive Plan, which was paid 100% in cash in February 2015; and (3) 2013 short-term incentive program under the 2007 Executive Incentive Plan, which we paid 100% in cash in February 2014. Amounts also include additional signing bonuses or discretionary bonus paid during the applicable year. The 2015 amounts for Ms. Holloway include a signing bonus of $50,000, which was paid in April 2015 upon her commencement of employment with the Company.

(2)	Amount reflects the aggregate grant date fair value of restricted stock and performance stock unit awards as calculated in accordance with FASB ASC Topic 718. See Notes 1 and 16 of the Notes to Consolidated Financial Statements filed with CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2015 for assumptions we used in valuing these awards.
(3)	Amount reflects the aggregate grant date fair value of stock option awards as calculated in accordance with FASB ASC Topic 718. See Notes 1 and 16 of the Notes to Consolidated Financial Statements filed with CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2015 for assumptions we used in valuing the stock option awards.
(4)	The 2015 amounts represent the revenue and adjusted net income performance components of the awards earned pursuant to the 2015 Equity and Cash Incentive Plan.
(5)	The amounts for fiscal 2015 include matching contributions under the Company’s 401(k) plan and disability insurance premiums for all named executive officers. Fiscal 2015 amounts also include (i) for Mr. Mackin, reimbursement of club dues, an $18,000 auto allowance and $44,370 in Company paid relocation expenses; (ii) for Ms. Holloway, reimbursement of club dues and $18,280 for Company paid relocation expenses; and (iii) for Mr. Lang, amounts payable under the Lang Agreement, including $276,000 in base salary severance, payable in a lump-sum on January 31, 2017, continued Company medical coverage of $13,847, outplacement services of $15,000 and payment of unused vacation of $12,739.
(6)	Mr. Mackin was not a named executive officer of the Company for fiscal year 2013.
(7)	Mr. Gale was not a named executive officer of the Company for fiscal year 2013 or 2014.
(8)	Ms. Holloway joined the Company as an executive officer April 1, 2015, therefore, she was not a named executive officer of the Company for fiscal year 2013 or 2014.
(9)	Mr. Lang terminated employment with the Company on September 8, 2015. He was not a named executive officer of the Company for fiscal year 2013 or 2014.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (3) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Committee Action Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)

J.Patrick Mackin	2/19/15	244,800	360,000	475,200
	2/19/15							30,832				339,152
	2/19/15								85,105	11.00	11.00	339,569
	2/19/15				18,499	30,832	44,398					339,152

D.Ashley Lee	2/19/15	153,408	225,600	297,792
	2/19/15							12,333				135,663
	2/19/15								34,042	11.00	11.00	135,828
	2/19/15				7,400	12,333	17,760					135,663

Scott B. Capps	2/19/15	79,288	116,600	153,912
	2/19/15							7,399				81,389
	2/19/15								20,425	11.00	11.00	81,496
	2/19/15				4,439	7,399	10,655					81,389

Gale	2/19/15	69,197	101,760	134,323
	2/19/15							7,399				81,389
	2/19/15								20,425	11.00	11.00	81,496
	2/19/15				4,439	7,399	10,655					81,389

Holloway	9/10/15	61,889	91,014	120,138
	9/10/15							7,252				69,909
	4/1/15							7,000				71,960
	9/10/15								20,307	9.64	9.64	70,059
	4/1/15								7,000	10.28	10.28	25,620
	9/10/15				4,351	7,252	10,443					69,909

Lang	2/19/15	51,419	75,616	99,814
	2/19/15							7,399				81,389
	2/19/15								20,425	11.00	11.00	81,496
	2/19/15				4,439	7,399	10,655					81,389

(1)	These columns represent the awards granted under our 2015 short-term incentive program under the 2007 Executive Incentive Plan.
(2)	These columns represent awards of performance stock units pursuant to our Equity and Cash Plan. In regard to the restricted shares of common stock earned pursuant to this grant, 50% vested on the first anniversary of grant date, 25% will vest on the second anniversary of the grant, and 25% will vest on the third anniversary, except for Ms. Holloway as her 2015 performance stock units were granted after her start date and the vesting schedule was abbreviated to correspond to the vest dates of the 2015 performance stock units awarded to other NEOs.
(3)	This column represents awards of stock options pursuant to our Equity and Cash Plan. One-third of the shares became exercisable in the first anniversary of grant, and an additional one-third will become exercisable on each subsequent anniversary thereof until all shares of the option are exercisable on the third anniversary, assuming continuous employment. The exercise price of $11.00 per share is equal to the closing price of our common stock on the NYSE on the date of issuance, February 19, 2015, except for Ms. Holloway’s award which was based on the September 10, 2015 grant date closing share price of $9.64. The value of the options is based on an option value of $3.99, except for Ms. Holloway’s award which was based on an option value of $3.45. These options have a seven-year term.

Employment Agreement with J. Patrick Mackin

In July 2014 the Board of Directors appointed Mr. Mackin as President and CEO, and CryoLife and Mr. Mackin entered into an employment agreement (the “Mackin Agreement”). The Mackin Agreement has an initial term of three (3) years following the effective date, extended by one day for each day beginning on the second anniversary of the effective date. The Mackin Agreement provides that commencing January 1, 2015, Mr. Mackin is entitled to participate in annual long-term incentive opportunities as determined by the Compensation Committee consistent with those provided to similarly situated CryoLife executive officers and in accordance with CryoLife’s plans and applicable award agreements. Benefits currently include participation in CryoLife’s plan-based awards with other CryoLife executives for performance stock units, stock options, and restricted stock subject to continued employment and achievement of corporate/Board of Directors objectives set by the Committee.

The Mackin Agreement provides for a target cash bonus of 60% of base salary, a $200,000 signing bonus and new hire grants of options to purchase 400,000 shares of Company common stock and a performance share grant with respect to 250,000 shares of Company common stock. In the event Mr. Mackin’s employment is terminated without cause or Mr. Mackin resigns for good reason, he is entitled to a cash severance payment of 1.5 times his base salary and annual cash bonus for the year of termination (or the prior year bonus if termination is prior to the date bonuses are awarded) paid in regular payroll installments over eighteen (18) months plus continued Company medical coverage for the same period. If Mr. Mackin’s employment is terminated without cause, Mr. Mackin resigns, or for good reason during the period beginning six (6) months prior to and ending two (2) years following a change of control of the Company, Mr. Mackin is entitled to receive a termination payment, in lieu of the severance described in the prior sentence, of 2.5 times his base salary and annual cash bonus for the year of termination (or the prior year bonus if termination is prior to the date bonuses are awarded), paid in a lump sum. The agreement also includes various post-employment prohibitions regarding competing with us, soliciting our employees and customers, and disclosing our confidential information.

For purposes of the Mackin Agreement, “cause” generally means (i) an intentional act of fraud, embezzlement, theft, or any other material violation of law that occurs during or in the course of the executive’s employment, (ii) intention damage of Company assets, (iii) intentional disclosure of Company confidential information contrary to the Company’s policies, (iv) material breach of the executive’s obligations under the agreement, (v) intentional engagement by the executive in any activity that would constitute a breach of his duty of loyalty or of his assigned duties, (vi) intentional breach by the executive of any Company policies or procedures, (vii) willful and continued failure by the executive to perform his assigned duties, other than as a result of incapacity due to physical or mental illness, (viii) executive is prevented from performing certain duties contemplated by the agreement by reason of an agreement with a prior employer, or (ix) willful conduct by the executive that is demonstrably and materially injurious to the Company, monetarily or otherwise.

For purposes of the Mackin Agreement, “good reason” generally means (i) the assignment to the executive, without his consent, of any duties materially inconsistent with his position, authority, duties, or responsibilities, including changes in status, offices, or titles and any change in the executive’s reporting requirements that would cause him to report to an officer who is junior in seniority to the officer to whom he previously reported, (ii) requiring executive to be based other than within twenty five (25) miles of Company headquarters as of the effective date, or (iii) any other action that results in a material diminution in his position, authority, duties, responsibilities, or aggregate base salary and cash bonus.

Termination payments under the Mackin Agreement are further described and quantified under “Potential Payments Upon Termination or Change of Control – Employment, Separation and Release, and Change of Control Agreements – Employment Agreement with J. Patrick Mackin” to this Amendment No. 1 to Form 10-K.

Separation and Release Agreement with David P. Lang

See “Potential Payments upon Termination or Change of Control – Separation and Release Agreement with David P. Lang” of this Amendment No. 1 to Annual Report on Form 10-K for details regarding Mr. Lang’s separation and release agreement.

Change of Control Agreements with Other Named Executive Officers

CryoLife is not (and was not, with respect to Mr. Lang) party to agreements with Messrs. Lee, Capps, Gale, or with Ms. Holloway that provide any guarantee of employment other than as at-will employees; however, CryoLife has entered into change of control agreements with each of them, other than Mr. Lang, whose agreement was terminated upon his separation from employment with CryoLife. The change of control agreements, generally, provide that we will pay a severance payment if the officer is terminated by us without cause or terminates his or her own employment for good reason during a period extending from six months before to two years after a change of control of CryoLife. This is a “double-trigger” provision that requires not only a change of control of CryoLife but also a termination of employment. See “Potential Payments upon Termination or Change of Control – Change of Control Agreements with Other Named Executive Officers” for further details regarding these agreements.

Plan-Based Awards

Equity Awards

Equity awards, including long-term performance awards, granted in fiscal 2015 to our named executive officers were subject to the terms of our Equity and Cash Plan.

Annual Performance-Based Bonus Program

The 2015 bonus program under the 2007 Executive Incentive Plan provided for bonuses based on a percentage of participants’ 2015 base salaries, varying among participants, based on three areas:

•	Revenues

•	Adjusted net income

•	Personal performance rating

All bonus criteria relate to company and individual performance for the full 2015 fiscal year. See the “Compensation Discussion and Analysis” to this Amendment No. 1 to Annual Report on Form 10-K for further details regarding the 2015 fiscal year plan and results.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015(*)

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market Value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)		(i)
J. Patrick Mackin									250,000	(2)	2,695,500
	133,334	266,666	(1)	$10.18	9/2/2021
		85,105	(13)	$11.00	2/19/2022
						30,832	(12)	$332,369
						39,878	(16)	$429,880
D. Ashley Lee	20,700			$4.83	2/23/2016
	33,333			$7.01	2/22/2017
	63,333			$5.12	2/23/2018
	16,666			$5.67	2/18/2019
	11,111	5,555	(4)	$6.12	2/15/2020
	5,556	11,110	(5)	$9.97	2/26/2021
		34,042	(13)	$11.00	2/19/2022
						16,667	(7)	$179,670
						16,667	(8)	$179,670
						12,333	(12)	$132,950
						4,167	(11)	$44,915
						15,951	(16)	$171,955
						4,843	(10)	$52,208
Scott B. Capps	15,000			$4.83	2/23/2016
	16,667			$7.01	2/22/2017
	31,333			$5.12	2/23/2018
	8,332			$5.67	2/18/2019
	6,667	3,333	(4)	$6.12	2/15/2020
	3,334	6,666	(5)	$9.97	2/26/2021
		20,425	(13)	$11.00	2/19/2022
						10,000	(7)	$107,800
						10,000	(8)	$107,800
						7,399	(12)	$79,761
						2,500	(11)	$26,950
						9,570	(16)	$103,162
						2,905	(10)	$31,316
David C. Gale	3,000			$7.01	2/22/2017
	10,000			$5.67	2/18/2019
	6,667	3,333	(4)	$6.12	2/15/2020
	3,334	6,666	(5)	$9.97	2/26/2021
		20,425	(13)	$11.00	2/19/2022
						10,000	(7)	$107,800
						10,000	(8)	$107,800
						7,399	(12)	$79,761
						2,905	(10)	$31,316
						2,500	(11)	$26,950
						9,570	(16)	$103,162
Jean F. Holloway		20,307	(15)	$9.64	9/10/2022
		7,000	(14)	$10.28	4/1/2022
						7,000	(18)	$75,460
						7,252	(19)	$78,177
						9,380	(17)	$101,112
David P. Lang**	25,000			$6.11	10/1/2017
	6,666			$5.67	2/18/2019
	6,667			$6.12	2/15/2020
	3,334			$9.97	2/26/2021

*	All values in this table are based on the closing price of the Company’s common stock on the NYSE on December 31, 2015 of $10.78.
**	Effective as of September 8, 2015, in connection with Mr. Lang’s retirement and pursuant to the terms of his separation agreement, his outstanding unvested stock options, restricted stock awards, and performance stock units were forfeited. In accordance with the applicable stock plans and stock option agreements, his outstanding stock options will expire as of the later of the respective option expiration dates noted above in column (f) or September 8, 2018, 36 months following the effective date of his separation from the Company.

Type of Grant		Grant Date		Vesting Rate	Vesting Dates	Conditions
(1)	Service-based stock options	9/2/2014		33 1/3% per year	9/2/2015 9/2/2016 9/2/2017	Continued employment through vesting date required

(2)	Performance and service-based restricted stock	9/2/2014		100% cliff vesting	9/2/2017	Continued employment through vesting date required; also, we must achieve at least $20 million in adjusted EBITDA over any four consecutive calendar quarters prior to the vesting date

(4)	Service-based stock options	2/15/2013		33 1/3% per year	2/15/2014 2/15/2015 2/15/2016	Continued employment through vesting date required

(5)	Service-based stock options	2/26/2014		33 1/3% per year	2/26/2015 2/26/2016 2/26/2017	Continued employment through vesting date required

(7)	Service-based restricted stock	2/12/2013		100% cliff vesting	2/12/2016	Continued employment through vesting date required

(8)	Service-based restricted stock	2/26/2014		100% cliff vesting	2/26/2017	Continued employment through vesting date required

(10)	Performance stock units	2/12/2013	• • •	50% on first anniversary of grant date 25% on second anniversary of grant date 25% on third anniversary of grant date	2/12/2014 2/12/2015 2/12/2016

Number of shares earned based on adjusted EBITDA performance for fiscal 2013, which the Compensation Committee determined in February 2014 to be 116.2% of the target award. Number of shares shown reflects the number of shares remaining after the first vesting tranche on 2/12/2014.

Continued employment through vesting date required

(11)	Performance stock units	2/26/2014	• • •	50% on first anniversary of grant date 25% on second anniversary of grant date 25% on third anniversary of grant date	2/26/2015 2/26/2016 2/26/2017

Number of shares earned based on adjusted EBITDA performance for fiscal 2014, which the Compensation Committee determined in February 2015 to be 50% of the target award. Number of shares shown reflects the number of shares remaining after the first vesting tranche no 2/26/15.

Continued employment through vesting date required

(12)	Service-based restricted stock	2/19/2015		100% cliff vesting	2/19/2018	Continued employment through vesting date required

(13)	Service-based stock options	2/19/2015		33 1/3% per year	2/19/2016 2/19/2017 2/19/2018	Continued employment through vesting date required

(14)	Service-based stock options	4/1/2015		33 1/3% per year	4/1/2016 4/1/2017 4/1/2018	Continued employment through vesting date required

(15)	Service-based stock options	9/10/2015		33 1/3% per year	9/10/2016 9/10/2017 9/10/2018	Continued employment through vesting date required

(16)	Performance stock units	2/19/2015	• • •	50% on first anniversary of grant date 25% on second anniversary of grant date 25% on third anniversary of grant date	2/19/2016 2/19/2017 2/19/2018

Number of shares earned based on adjusted EBITDA performance for fiscal 2015, which the Compensation Committee determined in February 2016 to be 136.7% of the target award. Number of shares shown reflects the total number of shares earned, as none of the shares had vested as of 12/31/2015.

Continued employment through vesting date required

(17)	Performance stock units	9/10/2015	• • •

50% on 2/19/2016, first anniversary of grant date of units granted to other NEOs

25% on 2/19/2017, second anniversary of grant date of units granted to other NEOs

25% on 2/19/2018, third anniversary of grant date of units granted to other NEOs

2/19/2016 2/19/2017 2/19/2018

Number of shares earned based on adjusted EBITDA performance for fiscal 2015, which the Compensation Committee determined in February 2016 to be 136.7% of the target award. Number of shares shown reflects the total number of shares earned, as none of the shares had vested as of 12/31/2015.

Continued employment through vesting date required

(18)	Service-based restricted stock	4/1/2015		100% cliff vesting	4/1/2018	Continued employment through vesting date required

(19)	Service-based restricted stock	9/10/2015		100% cliff vesting	9/10/2018	Continued employment through vesting date required

OPTION EXERCISES AND STOCK VESTED(1)

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(2) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(3) ($)
(a)	(b)	(c)	(d)	(e)
J. Patrick Mackin	N/A	N/A	N/A	N/A
D. Ashley Lee	16,800	103,489	30,893	335,037
Scott B. Capps	N/A	N/A	16,345	177,480
David C. Gale			18,534	201,003
Jean F. Holloway			N/A	N/A
David P. Lang			14,158	153,978

(1)	This table provides information regarding stock option exercises and vesting of restricted stock and performance stock units during 2015.
(2)	Value Realized on Exercise is equal to the number of shares acquired multiplied by the difference between the exercise price and the closing share price on the NYSE on the date of exercise without regard to any proceeds that may have been received upon any sale of the underlying shares.
(3)	Value Realized on Vesting is equal to the number of shares acquired multiplied by the closing share price on the NYSE on the date of vesting, without regard to any proceeds that may have been received upon any sale of the underlying shares.

NONQUALIFIED DEFERRED COMPENSATION

The following table presents components of nonqualified deferred compensation under the Executive Deferred Compensation Plan for each named executive officer. For a description of the terms of the Executive Deferred Compensation Plan, see “2015 Deferred Compensation.”

Name	Executive Contributions in Fiscal 2015(1) ($)	Company Contributions in Fiscal 2015 ($)	Aggregate Earnings in Fiscal 2015(2) ($)	Aggregate Withdrawals and Distributions in Fiscal 2015 ($)	Aggregate Balance at December 31, 2015(3) ($)
(a)	(b)	(c)	(d)	(e)	(f)

J. Patrick Mackin	—	—	—	—	—
D. Ashley Lee	76,877	—	(27,738)	—	516,246
Scott B. Capps	11,122	—	(59)	—	72,577
David C. Gale	46,868	—	(7,743)	—	193,797
Jean F. Holloway	50,000	—	(433)	—	49,567
David P. Lang	116,713	—	—	—	552,681

(1)	Contributions to the Executive Deferred Compensation Plan that relate to an executive’s deferrals from salary and/or annual short-term incentives are included in the amounts reflected in the “Salary,” “Bonus,” and/or “Non-Equity Incentive Plan Compensation” columns, as applicable, of the “Summary Compensation Table” hereto.
(2)	A participant’s account under the Executive Deferred Compensation Plan is deemed to be invested in hypothetical investment options selected by the participant from among a menu of non-proprietary mutual funds. The account is credited/debited with gains and/or losses linked to the performance of those hypothetical investment options. The plan does not have investment options that provide for above-market or preferential earnings; accordingly, the amounts provided in this column are not included in column (h) of the “Summary Compensation Table” hereto.
(3)	Amounts shown include the executive’s contributions and associated hypothetical gains/losses during 2015, as well as deferrals of salary and annual incentives (together with associated hypothetical earnings) from prior years’ participation in the plan. The amounts shown in this column, with the exception of aggregate earnings, have been reported in the “Salary,” “Bonus,” and/or “Non-Equity Incentive Plan Compensation” columns, as applicable, of the Summary Compensation Table of prior year Company proxy statements, if the individuals were listed as NEOs in those prior year periods. The total prior year contributions to the Executive Deferred Compensation Plan are as noted in the table below:

Name	Amount of Contributions Prior to 2015 ($)
J. Patrick Mackin	—
D. Ashley Lee	467,107
Scott B. Capps	61,514
Gale	154,672
Holloway	—
Lang	435,968

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

We have entered into certain agreements and maintain certain plans that will require us to provide compensation to the named executive officers in the event of specified terminations of their employment or upon a change of control of CryoLife.

Employment, Separation and Release, and Change of Control Agreements

Employment Agreement with J. Patrick Mackin

Pursuant to the Mackin Agreement, Mr. Mackin will receive certain compensation upon termination of his employment, other than termination for cause or voluntary termination without good reason.

Separation and Release Agreement with David P. Lang

On September 8, 2015, David P. Lang, our former Senior Vice President, International Sales & Marketing, and CryoLife entered into a Separation and Release Agreement (the “Lang Agreement”) that became effective on October 13, 2015. The Lang Agreement provides for the termination of Mr. Lang’s employment, effective September 8, 2015.

The Lang Agreement provided that Mr. Lang would receive the following payments and benefits:

•	A total gross amount of $276,000, which represents twelve (12) months’ base salary, payable as a one-time sum, on January 31, 2017;

•	An additional lump sum in the amount of $13,847, which is an amount equivalent to twelve (12) months of COBRA coverage, such amount to be paid the first day following the effective date;

•	Payment of Mr. Lang’s 2015 bonus, pro-rated based on the number of days that Mr. Lang was employed by us during 2015, with Mr. Lang deemed to have met or exceeded his personal performance goals for 2015;

•	Provide up to twelve (12) months of outplacement services through an outplacement provider selected by Mr. Lang and approved by us, in an amount not to exceed $15,000;

•	The benefits that accrue to an employee upon retirement pursuant to our stock plans, including, without limitation, that his options granted pursuant to applicable option agreements shall remain exercisable, to the extent vested as of September 8, 2015, until the earlier of the end of the applicable option term or thirty-six months from September 8, 2015.

In return for the benefits described above, Mr. Lang agreed to release and forever discharge CryoLife and certain related parties, including present and former officers and Directors of CryoLife, from any and all claims and causes of action that Mr. Lang had or may have in the future that are based on acts or facts arising or occurring prior to the effective date of the Lang Agreement. Mr. Lang also agreed that he would (i) protect certain confidential information, proprietary information and trade secrets of CryoLife and, (ii) for a period of 24 months after the effective date of the agreement, (A) not solicit any customers or active prospects of CryoLife on behalf of a competing business with whom he had material contact while employed at CryoLife and (B) not, within the State of

Georgia, solicit or induce any employees of CryoLife to terminate their employment with CryoLife. For a twelve month period after the effective date of the Lang Agreement, Mr. Lang, upon reasonable request by us, agreed to provide us with information and assistance up to four hours per week. The Lang Agreement also contains a mutual non-disparagement provision and provides that the Change of Control Agreement by and between Mr. Lang and CryoLife has been terminated.

Change of Control Agreements with Other Named Executive Officers

Messrs. Lee, Capps, Gale, and Ms. Holloway do not have agreements that provide any guarantee of employment other than as at-will employees; however, CryoLife has entered into change of control agreements with each of them that provide that we will pay severance payments if they are terminated by us without cause or terminate their employment for good reason during a period extending from six months before to two years after a change of control of CryoLife. This is a “double trigger” provision that requires not only a change of control of CryoLife but also a termination of employment.

Terms of the Change of Control Agreements

•	The current term of the agreement for each Messrs. Lee, Capps, Gale and Ms. Holloway ends September 1, 2017. Each of these agreements will automatically renew at the end of the term and every three years thereafter, for an additional three-year term, unless CryoLife provides notice at least thirty days prior to the end of the then-current term that the agreement will not be extended.

•	The severance payment is an amount equal to a multiple of the sum of the executive’s base salary as of the date of termination and his or her bonus compensation for the year in which the termination of employment occurs, or if the bonus for that year has not yet been awarded, the most recently awarded bonus compensation. The multiple for Mr. Lee is two times base salary and bonus, and the multiple for Messrs. Capps and Gale, and Ms. Holloway is one times base salary and bonus.

•	Change of control, as defined in the agreement, means a change in the ownership of CryoLife, a change in the effective control of CryoLife, or a change in the ownership of a substantial portion of the assets of CryoLife. Specifically, any of the following types of events would constitute a change of control under the agreements:

•	Any person, including a syndicate or group, acquires ownership of CryoLife stock that, taken together with CryoLife stock held by such person or group, constitutes more than 50% of the total voting power of the stock of CryoLife

•	Any person, including a syndicate or group, acquires ownership of stock of CryoLife possessing 30% or more of the total voting power of CryoLife stock

•	A majority of the members of CryoLife’s Board of Directors are replaced during any 12-month period by individuals whose appointment or election is not endorsed by a majority of the Board of Directors prior to the date of appointment or election

•	Any person, including a syndicate or group, acquires assets from CryoLife that have a total gross fair market value equal to more than 40% of the total gross fair market value of all CryoLife assets immediately prior to such acquisition

•	The agreements are not employment agreements, and each respective officer’s employment is “at will.”

We will not be required to make a severance payment in connection with the change of control agreements if we terminate an executive’s employment for cause, which means:

•	An intentional act of fraud, embezzlement, theft, or any other material violation of law that occurs during or in the course of the executive’s employment with CryoLife

•	Intentional damage by the executive to CryoLife assets

•	Intentional disclosure by the executive of CryoLife’s confidential information contrary to CryoLife policies

•	Material breach of the executive’s obligations under the agreement

•	Intentional engagement by the executive in any activity that would constitute a breach of his duty of loyalty or of his assigned duties

•	Intentional breach by the executive of any of CryoLife’s policies and procedures

•	The willful and continued failure by the executive to perform his assigned duties, other than as a result of incapacity due to physical or mental illness

•	Willful conduct by the executive that is demonstrably and materially injurious to CryoLife, monetarily or otherwise

An executive may terminate his or her employment for good reason in connection with a change of control without forfeiting his or her severance pay if any of the following events occur during the term of the agreement:

•	The assignment to the executive, without his or her consent, of any duties materially inconsistent with his or her position, authority, duties, or responsibilities, including changes in status, offices, or titles and any change in the executive’s reporting requirements that would cause him or her to report to an officer who is junior in seniority to the officer to whom he or she previously reported

•	Any other action by CryoLife that results in a material diminution in his or her position, authority, duties, responsibilities, or aggregate compensation, excluding for this purpose an isolated, insubstantial, and inadvertent action taken in good faith and which is remedied by CryoLife within thirty (30) days after receipt of notice from the executive

The change of control agreements provide that we will pay any severance payment due in a lump sum not later than 30 days following the date of termination, or 30 days following a change of control in the event of an anticipatory termination. We will delay payment of the severance payment until six months after the executive’s termination if necessary to prevent him or her from having to pay additional tax under Section 409A of the Internal Revenue Code. We will also subject any severance payment to normal payroll tax withholding.

Agreement Not to Solicit

Messrs. Lee, Capps, and Gale, and Ms. Holloway agree not to solicit any actual or prospective customers of CryoLife with whom they have had contact for a competing business or to solicit employees of CryoLife to leave CryoLife, and, for Ms. Holloway, subject to applicable professional and ethical obligations and other legal requirements, join a competing business during the term of the agreement and for a period of one year following the termination of the agreement. CryoLife is not required to make the severance payment, and the officer is required to repay any portion of the severance payment already received if he or she solicits customers or employees of CryoLife during the term of the agreement and for a period of one year following the termination of the agreement.

Termination and Change of Control Payments

The amount of compensation we would be required to pay to each named executive officer under certain termination and change of control scenarios is provided in the tables below. Amounts included in the tables are estimates and are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ materially. The tables provided in this section for all named executive officers, except Mr. Lang, assume that the relevant termination or change of control event occurred on December 31, 2015, the last business day of CryoLife’s 2015 fiscal year. The table for Mr. Lang provides information as of September 8, 2015, the effective date of his separation from employment with us.

J. Patrick Mackin, Chairman, President, and Chief Executive Officer(1)

Executive Benefits and Payments Upon Termination ($)

	Voluntary Retirement		Good Reason or Involuntary Not for Cause Termination		For Cause Termination		Death		Disability		Change of Control Without Regard to Termination		Certain Termination Events Following/ Preceding a Change of Control(10)
Cash Compensation	288,099	(2)	1,589,638	(3)	288,099	(2)	288,099	(2)	288,099	(2)	—		2,457,331	(4)

Accelerated Stock Option Exercisability	—		—		—		—		—		180,931	(5)	180,931	(5)
Accrued Vacation Pay	4,615	(6)	4,615	(6)	4,615	(6)	4,615	(6)	4,615	(6)	—		4,615	(6)
Medical Benefits	—		28,230	(7)	—		28,230	(7)	28,230	(7)	—		28,230	(7)

Spread Value of Vested Options	176,604	(8)	176,604	(8)	176,604	(8)	176,604	(8)	176,604		176,604	(8)	176,604	(8)
Accelerated Vesting of Restricted Stock	—		—		—		—		—		3,457,249	(9)	3,457,249	(9)

Total	469,318		1,799,087		469,318		497,548		497,548		3,814,784		6,304,960

(1)	This table assumes that all termination and change of control events occurred as of December 31, 2015. See Employment, Separation and Release, and Change of Control Agreements above for a description of Mr. Mackin’s employment agreement (the “Mackin Agreement”).
(2)	Amount shown represents the company-performance components of the 2015 annual incentive plan, to which Mr. Mackin was entitled as of December 31, 2015. No amount is included for the personal performance component of the annual incentive plan.
(3)	Amount shown represents 1.5 times Mr. Mackin’s 2015 annual base salary and the 2014 bonus which would have been paid had Mr. Mackin been employed for the full year of 2014, as the 2015 bonus had not been paid as of December 31, 2015. The Mackin Agreement provides for severance payments to be paid in 18 monthly installments, beginning 30 days following the employment termination date (subject to any delay in payment necessary to comply with Section 409A of the Internal Revenue Code). Mr. Mackin’s estate would receive these severance payments upon his subsequent death. This amount also includes the company-performance components of the 2015 annual incentive plan, to which Mr. Mackin was entitled as of December 31, 2015. No amount is included for the personal performance component of the annual incentive plan.
(4)	Amount shown represents 2.5 times Mr. Mackin’s 2015 annual base salary and the 2014 bonus which would have been paid had Mr. Mackin been employed for the full year of 2014, as the 2015 bonus had not been paid as of December 31, 2015. The Mackin Agreement provides for severance payments to be paid in 18 monthly installments, beginning 30 days following the employment termination date (subject to any delay in payment necessary to comply with Section 409A of the Internal Revenue Code). This scenario assumes that following the change of control, Mr. Mackin terminated his employment for good reason, or we terminated his employment without cause. Mr. Mackin would also receive the amount shown if we terminated his employment without cause at any time within the six months prior to the change of control. This amount also includes the company-performance components of the 2015 annual incentive plan, to which Mr. Mackin was entitled as of December 31, 2015. No amount is included for the personal performance component of the annual incentive plan.
(5)	The Second Amended and Restated 2009 Stock Incentive Plan provides that the exercisability of outstanding options accelerates upon a change of control. The accelerated options had value as of December 31, 2015 to the extent that the exercise prices of the options were lower than the closing price of our common stock on the NYSE as of December 31, 2015 of $10.78. The value for each option is calculated as the difference between the exercise price of the option and the closing price of our common stock at the end of the fiscal year.
(6)	Amount shown represents payment of $288.46 per hour of 2015 vacation pay that Mr. Mackin had not taken as of December 31, 2015. Mr. Mackin had 16 accumulated hours of vacation as of December 31, 2015 for which we were obligated to make payment as of that date.
(7)	Under the terms of the Mackin Agreement, if Mr. Mackin terminates his employment for good reason, we terminate his employment without cause, or he dies or becomes disabled, we would continue to provide him and his family with health benefits coverage, at our expense, for up to 18 months (until he is provided comparable benefits by another employer). Amount shown represents the value of 18 months of coverage under our health plans.
(8)	Amount shown represents the spread value of Mr. Mackin’s vested stock options, calculated as the difference between the exercise prices of the options and the closing price of our common stock on December 31, 2015 ($10.78).
(9)	We issued Mr. Mackin’s new-hire, performance-based restricted stock from the Second Amended and Restated 2009 Stock Incentive Plan. That plan provides that all unvested shares of restricted stock become fully vested upon a change of control. The shares of accelerated restricted stock are valued at the closing price of our common stock on the NYSE on December 31, 2015 ($10.78).
(10)	Under the terms of the Mackin Agreement, amounts shown that are otherwise payable to Mr. Mackin would be reduced if and to the extent that doing so would cause payments that are contingent on a change of control to not be subject to the excise tax under Section 4999 of the Internal Revenue Code and thereby produce a greater net after-tax amount to him.

D. Ashley Lee, Executive Vice President, Chief Operating Officer, and Chief Financial Officer (1)

Executive Benefits and Payments Upon Termination ($)

	Voluntary Termination		Good Reason or Involuntary Not for Cause Termination		For Cause Termination		Death		Disability		Change of Control Without Regard to Termination		Certain Termination Events Following/ Preceding a Change of Control
Cash Compensation	180,542	(2)	180,542	(2)	180,542	(2)	180,542	(2)	180,542	(2)	—		1,268,050	(3)
Accelerated Stock Option Exercisability	—		—		—		—		—		34,885	(4)	34,885	(4)
Accrued Vacation Pay	28,923	(5)	28,923	(5)	28,923	(5)	28,923	(5)	28,923	(5)	—		28,923	(5)
Spread Value of Vested Options	748,736	(6)	748,736	(6)	748,736	(6)	748,736	(6)	748,736	(6)	748,736	(6)	748,736	(6)
Accelerated Vesting of Restricted Stock and Performance Stock Units	—		—		—		—		—		761,368	(7)	761,368	(7)
Total	958,201		958,201		958,201		958,201		958,201		1,544,989		2,841,962

(1)	This table assumes that all termination and change of control events occurred as of December 31, 2015.
(2)	Amount shown represents the company-performance components of the 2015 annual incentive plan, to which Mr. Lee was entitled as of December 31, 2015. No amount is included for the personal performance component of the annual incentive plan.
(3)	Amount shown is equal to two times the sum of Mr. Lee’s 2015 salary and his bonus for 2014 that was paid in cash in February 2015. This amount assumes that following a change of control Mr. Lee terminated his employment for good reason, or we terminated his employment without cause. Mr. Lee would also receive the amount shown if we terminated his employment without cause at any time within the six months prior to the change of control. Amount shown also includes the company-performance components of the 2015 annual incentive plan, to which Mr. Lee was entitled as of December 31, 2015. No amount is included for the personal performance component of the annual incentive plan.
(4)	The 2002 Stock Incentive Plan, the 2004 Employee Stock Incentive Plan, and the Second Amended and Restated 2009 Stock Incentive Plan provide that the exercisability of outstanding options accelerates upon a change of control. The accelerated options had value as of December 31, 2015 to the extent that the exercise prices of the options were lower than the closing price of our common stock on the NYSE as of December 31, 2015 of $10.78. The value for each option is calculated as the difference between the exercise price of the option and the closing price of our common stock at the end of the fiscal year.
(5)	Amount shown represents payment of $180.77 per hour of 2015 vacation pay that Mr. Lee had not taken as of December 31, 2015. Mr. Lee had 160 accumulated hours of vacation as of December 31, 2015 for which we were obligated to make payments as of that date.
(6)	Amount shown represents the spread value of Mr. Lee’s vested stock options, calculated as the difference between the exercise prices of the options and the closing price of our common stock on December 31, 2015 ($10.78).
(7)	As of December 31, 2015, we had issued all outstanding shares of restricted stock and all performance stock units under the 2004 Employee Stock Incentive Plan and the Second Amended and Restated 2009 Stock Incentive Plan. Both plans provide that all unvested shares of restricted stock and performance stock units become fully vested upon a change of control. The accelerated restricted stock and performance stock units are valued at the closing price of our common stock on the NYSE on December 31, 2015 ($10.78), and the 2015 performance stock units are assumed to have been earned at target level.

Scott B. Capps, Vice President, Clinical Research(1)

Executive Benefits and Payments Upon Termination ($)

	Voluntary Termination		Good Reason or Involuntary Not for Cause Termination		For Cause Termination		Death		Disability		Change of Control Without Regard to Termination		Certain Termination Events Following/ Preceding a Change of Control
Cash Compensation	93,312	(2)	93,312	(2)	93,312	(2)	93,312	(2)	93,312	(2)	—		468,986	(3)
Accelerated Stock Option Exercisability	—		—		—		—		—		20,931	(4)	20,931	(4)
Accrued Vacation Pay	22,422	(5)	22,422	(5)	22,422	(5)	22,422	(5)	22,422	(5)	—		22,422	(5)

Spread Value of Vested Options	405,775	(6)	405,775	(6)	405,775	(6)	405,775	(6)	405,775	(6)	405,775	(6)	405,775	(6)

Accelerated Vesting of Restricted Stock and Performance Stock Units	—		—		—		—		—		456,789	(7)	456,789	(7)
Total	521,509		521,509		521,509		521,509		521,509		883,495		1,374,903

(1)	This table assumes that all termination events occurred as of December 31, 2015.
(2)	Amount shown represents the company-performance components of the 2015 annual incentive plan, to which Mr. Capps was entitled as of December 31, 2015. No amount is included for the personal performance component of the annual incentive plan.
(3)	Amount shown is equal to one times the sum of Mr. Capps’s 2015 salary and his bonus for 2015 that was paid in February 2016. This amount assumes that following a change of control Mr. Capps terminated his employment for good reason, or we terminated his employment without cause. Mr. Capps would also receive the amount shown if we terminated his employment without cause at any time within the six months prior to the change of control. Amount shown also includes the company-performance components of the 2015 annual incentive plan, to which Mr. Capps was entitled as of December 31, 2015. No amount is included for the personal performance component of the annual incentive plan.
(4)	The 2004 Employee Stock Incentive Plan and the Second Amended and Restated 2009 Stock Incentive Plan provide that the exercisability of outstanding options accelerates upon a change of control. The accelerated options had value as of December 31, 2015 to the extent that the exercise prices of the options were lower than the closing price of our common stock on the NYSE as of December 31, 2015 of $10.78. The value for each option is calculated as the difference between the exercise price of the option and the closing price of our common stock at the end of the fiscal year.
(5)	Amount shown represents payment of $140.14 per hour of 2015 vacation pay that Mr. Capps had not taken as of December 31, 2015. Mr. Capps had 160 accumulated hours of vacation as of December 31, 2015 for which we were obligated to make payment as of that date.
(6)	Amount shown represents the spread value of Mr. Capps’s vested stock options, calculated as the difference between the exercise prices of the options and the closing price of our common stock on December 31, 2015 ($10.78).
(7)	As of December 31, 2015, we had issued all outstanding shares of restricted stock and all performance stock units under the 2004 Employee Stock Incentive Plan and the Second Amended and Restated 2009 Stock Incentive Plan. Both plans provide that all unvested shares of restricted stock and performance stock units become fully vested upon a change of control. The accelerated restricted stock and performance stock units are valued at the closing price of our common stock on the NYSE on December 31, 2015 ($10.78), and the 2015 performance stock units are assumed to have been earned at target level.

David C. Gale, Vice President, Research & Development(1)

Executive Benefits and Payments Upon Termination ($)

	Voluntary Termination		Good Reason or Involuntary Not for Cause Termination		For Cause Termination		Death		Disability		Change of Control Without Regard to Termination		Certain Termination Events Following/ Preceding a Change of Control
Cash Compensation	81,436	(2)	81,436	(2)	81,436	(2)	81,436	(2)	81,436	(2)			409,303	(3)
Accelerated Stock Option Exercisability											20,931	(4)	20,931	(4)
Accrued Vacation Pay	2,446	(5)	2,446	(5)	2,446	(5)	2,446	(5)	2,446	(5)			2,446	(5)

Spread Value of Vested Options	96,179	(6)	96,179	(6)	96,179	(6)	96,179	(6)	96,179	(6)	96,179	(6)	96,179	(6)

Accelerated Vesting of Restricted Stock and Performance Stock Units											456,789	(7)	456,789	(7)
Total	180,061		180,061		180,061		180,061		180,061		573,899		985,648

(1)	This table assumes that all termination events occurred as of December 31, 2015.
(2)	Amount shown represents the company-performance components of the 2015 annual incentive plan, to which Mr. Gale was entitled as of December 31, 2015. No amount is included for the personal performance component of the annual incentive plan.
(3)	Amount shown is equal to one times the sum of Mr. Gale’s 2015 salary and his bonus for 2014 that was paid in February 2015. This amount assumes that following a change of control Mr. Gale terminated his employment for good reason, or we terminated his employment without cause. Mr. Gale would also receive the amount shown if we terminated his employment without cause at any time within the six months prior to the change of control. Amount shown also includes the company-performance components of the 2015 annual incentive plan, to which Mr. Gale was entitled as of December 31, 2015. No amount is included for the personal performance component of the annual incentive plan.
(4)	The 2004 Employee Stock Incentive Plan and the Second Amended and Restated 2009 Stock Incentive Plan provide that the exercisability of outstanding options accelerates upon a change of control. The accelerated options had value as of December 31, 2015 to the extent that the exercise prices of the options were lower than the closing price of our common stock on the NYSE as of December 31, 2015 of $10.78. The value for each option is calculated as the difference between the exercise price of the option and the closing price of our common stock at the end of the fiscal year.
(5)	Amount shown represents payment of $122.31 per hour of 2015 vacation pay that Mr. Gale had not taken as of December 31, 2015. Mr. Gale had 20 accumulated hours of vacation as of December 31, 2015 for which we were obligated to make payment as of that date.
(6)	Amount shown represents the spread value of Mr. Gale’s vested stock options, calculated as the difference between the exercise prices of the options and the closing price of our common stock on December 31, 2015 ($10.78).
(7)	As of December 31, 2015, we had issued all outstanding shares of restricted stock and all performance stock units under the 2004 Employee Stock Incentive Plan and the Second Amended and Restated 2009 Stock Incentive Plan. Both plans provide that all unvested shares of restricted stock and performance stock units become fully vested upon a change of control. The accelerated restricted stock and performance stock units are valued at the closing price of our common stock on the NYSE on December 31, 2015 ($10.78), and the 2015 performance stock units are assumed to have been earned at target level.

Jean F. Holloway, Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer(1)

Executive Benefits and Payments Upon Termination ($)

	Voluntary Termination		Good Reason or Involuntary Not for Cause Termination		For Cause Termination		Death		Disability		Change of Control Without Regard to Termination		Certain Termination Events Following/ Preceding a Change of Control
Cash Compensation	72,836	(2)	72,836	(2)	72,836	(2)	72,836	(2)	72,836	(2)			374,836	(3)
Accelerated Stock Option Exercisability											26,650	(4)	26,650	(4)
Accrued Vacation Pay	4,646	(5)	4,646	(5)	4,646	(5)	4,646	(5)	4,646	(5)			4,646	(5)

Spread Value of Vested Options

Accelerated Vesting of Restricted Stock and Performance Stock Units											254,749	(6)	254,749	(6)
Total	77,482		77,482		77,482		77,482		77,482		281,399		660,881

(1)	This table assumes that all termination events occurred as of December 31, 2015.
(2)	Amount shown represents the company-performance components of the 2015 annual incentive plan, to which Ms. Holloway was entitled as of December 31, 2015. No amount is included for the personal performance component of the annual incentive plan.
(3)	Amount shown is equal to one times the sum of Ms. Holloway’s 2015 salary (because no bonus was paid to Ms. Holloway for the prior year 2014). This amount assumes that following a change of control Ms. Holloway terminated her employment for good reason, or we terminated her employment without cause. Ms. Holloway would also receive the amount shown if we terminated his employment without cause at any time within the six months prior to the change of control. Amount shown also includes the company-performance components of the 2015 annual incentive plan, to which Ms. Holloway was entitled as of December 31, 2015. No amount is included for the personal performance component of the annual incentive plan.
(4)	The 2004 Employee Stock Incentive Plan and the Second Amended and Restated 2009 Stock Incentive Plan provide that the exercisability of outstanding options accelerates upon a change of control. The accelerated options had value as of December 31, 2015 because the exercise prices of the options were lower than the closing price of our common stock on the NYSE as of December 31, 2015 of $10.78. The value for each option is calculated as the difference between the exercise price of the option and the closing price of our common stock at the end of the fiscal year.
(5)	Amount shown represents payment of $145.19 per hour of 2015 vacation pay that Ms. Holloway had not taken as of December 31, 2015. Ms. Holloway had 32 accumulated hours of vacation as of December 31, 2015 for which we were obligated to make payment as of that date.
(6)	As of December 31, 2015, we had issued all outstanding shares of restricted stock and all performance stock units under the 2004 Employee Stock Incentive Plan and the Second Amended and Restated 2009 Stock Incentive Plan. Both plans provide that all unvested shares of restricted stock and performance stock units become fully vested upon a change of control. The accelerated restricted stock and performance stock units are valued at the closing price of our common stock on the NYSE on December 31, 2015 ($10.78), and the 2015 performance stock units are assumed to have been earned at target level.

David P. Lang, Senior Vice President, International Sales & Marketing(1)

Executive Benefits and Payments Upon Termination ($)

	Good Reason or Involuntary Not for Cause Termination
Cash Compensation	276,000	(2)
Annual Incentive Bonus	75,637	(3)
Outplacement Benefits	15,000	(4)
Reimbursement of COBRA Premium Differential	13,847	(5)
Accrued Vacation Pay	12,739	(6)
Spread Value of Vested Options	410,420	(7)
Total	803,643

(1)	Table summarizes the benefits provided (or accrued) to Mr. Lang upon his separation from employment, which occurred effective September 8, 2015.
(2)	Amount shown represents cash payments equal to 12 months’ of Mr. Lang’s annual base salary in effect as of the date of his separation from employment with the company; this amount is payable to Mr. Lang pursuant to the Lang Agreement.
(3)	Amount shown represents Mr. Lang’s actual 2015 annual incentive bonus, including the personal performance component, as specified in the Lang Agreement.
(4)	Amount shown represents the reimbursements actually received by Mr. Lang upon his separation of employment.
(5)	Amount shown represents reimbursement of COBRA premium differential actually received by Mr. Lang upon his separation of employment. The actual amount paid may be lower, as this right to reimbursement ceases upon Mr. Lang becoming eligible to participate under another employer’s group health plan.
(6)	Amount shown represents payment of $132.69 per hour of 2015 vacation pay that Mr. Lang had not taken as of September 8, 2015. Mr. Lang had 96 accumulated hours of vacation as of that date.
(7)	Amount shown represents the spread value of Mr. Lang’s vested stock options, calculated as the difference between the exercise prices of the options and the closing price of our common stock on September 8, 2015 ($9.85).

Director Compensation

Elements of Non-Employee Director Compensation

Annual Retainer and Committee Chair Fees

Each of the non-employee Directors of CryoLife receives an annual cash retainer for service on the Board of Directors, service on committees of the Board of Directors, service as the Chair of the committees of the Board of Directors and service as Presiding Director, as applicable and as noted in the table below. CryoLife pays all cash retainers on a monthly basis. Currently, the Presiding Director is also the Chair of the Corporate Governance Committee, and he does not receive any additional compensation for his position as Chair of that committee.

2015 Board of Director Retainers

Annual Board Service	$40,000
Presiding Director(1)	$25,000

Committee	Committee Chair Retainer(2)	Committee Membership Retainer
Audit	$15,000	$7,500
Compensation	$10,000	$5,000
Corporate Governance	$7,500	$3,750
Regulatory Affairs and Quality Assurance	$7,500	$3,750

(1)	In addition to Annual Board Service Retainer
(2)	Includes committee membership retainer

Restricted Stock Grants

A portion of the non-employee Directors’ annual compensation is issued as restricted stock. The shares of restricted stock are issued each year following the annual meeting of shareholders, and all shares vest on the first anniversary of issuance or May 15 following the year of grant, whichever date is earlier. The Director will forfeit any unvested portion of the award if he or she ceases to serve as a Director for certain reasons described within the stock plan. With respect to 2015 grants, the Committee recommended a grant value of $100,000 per director and in September 2015, the Committee granted 10,352 shares of restricted stock to each of the non-employee Directors. The size and terms of the grants are subject to annual reevaluation by the Compensation Committee. All equity grants to Non-Employee Directors in 2015 were made pursuant to the Equity and Cash Incentive Plan.

DIRECTOR COMPENSATION

The following table provides compensation information for the one-year period ended December 31, 2015, for each person who was a member of our Board of Directors in 2015, other than J. Patrick Mackin:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)
(a)	(b)	(c)	(d)
Thomas F. Ackerman	47,500	99,793	147,293
James S. Benson	51,250	99,793	151,043
Daniel J. Bevevino	52,500	99,793	152,293
Ronald C. Elkins, M.D.	53,750	99,793	153,543
Ronald D. McCall, Esq.	65,000	99,793	164,793
Harvey Morgan	58,750	99,793	158,543
Jon W. Salveson	43,750	99,793	143,543

(1)	Amounts shown include annual retainer, committee chair and committee member retainers, and, for Mr. McCall, a Presiding Director retainer, earned by our Directors during 2015.
(2)	The amount shown represents the aggregate grant date fair value of the 10,352 restricted shares granted to each of the non-employee Directors, as calculated in in accordance with FASB ASC Topic 718. We issued the awards on September 10, 2015, and we valued them at $9.64 per share, which was the closing price on the grant date. See Notes 1 and 16 of the Notes to Consolidated Financial Statements filed with CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2015 for assumptions we used in valuing restricted stock awards. The restricted stock represented here vests on May 15, 2016; accordingly, these shares remained subject to vesting restrictions as of December 31, 2015.

J. Patrick Mackin, Chairman, President, and Chief Executive Officer received no compensation in 2015 for his services as a Director of CryoLife, other than his executive officer compensation detailed in the “Summary Compensation Table”.

Director Stock Ownership Requirements

In November 2015, the Corporate Governance Committee approved a change to the non-employee Director stock ownership requirements to 5 times the then current annual retainer for non-employee directors. All non-employee directors currently satisfy this standard. The Compensation Committee evaluates stock ownership requirements for non-employee directors on an annual basis.

Non-GAAP Financial Measure Information

Set forth below is important information about the following non-GAAP financial measures referred to herein:

•	Adjusted net income

•	Adjusted EBITDA

•	Adjusted inventory

•	Accounts receivable – days sales outstanding

Although we believe that these measures are useful tools, no single financial measure provides all of the information that is necessary to gain a complete understanding of our performance, condition, and liquidity. Therefore these numbers are intended to be, and should be, evaluated in the context of the full information provided in our annual report on Form 10-K, including the financial statements presented in accordance with GAAP, the footnotes thereto, and the accompanying management’s discussion and analysis, as well as in our other filings with the SEC.

Adjusted Net Income

As discussed herein, annual bonuses paid to executives under our short-term incentive plan are partially conditioned upon the achievement of specified levels of “adjusted net income.” The use of this non-GAAP, adjusted performance measures in the short-term incentive plan was intended to create a stronger performance incentive by focusing on controllable variables within the core business and to minimize unintended consequences by excluding items that were highly variable or difficult to predict during the goal-setting process. We disclosed herein the actual 2015 performance results using this non-GAAP measure so that investors may see the extent to which the goals were achieved. We believe disclosing this information is useful because it helps explain how challenging our annual bonus targets are over time.

Adjusted net income for 2015 was calculated as net income exclusive of:

•	Interest expense and income

•	Stock compensation expense, other than stock compensation expense related to the bonus plan

•	Research and development expense, excluding salaries and related expenses

•	Other income and expense

•	Income taxes

•	Grant revenue

•	Charges related to acquisitions, licenses, business development, integration costs, and litigation costs

•	Unbudgeted executive severance expenses and on-boarding costs

The tables below provide reconciliations of 2015 adjusted net income to 2015 net income under GAAP:

2015 Adjusted Net Income (in Thousands)

2015 Adjusted Net Income	$20,366
Interest income/expense, net	107
Stock compensation expense, excluding stock compensation expense related to the bonus program itself	(5,089)
Research and development expense, excluding that portion pertaining to salaries and related expenses	(4,217)
Other income, net	407
Income tax expense, net	(1,863)
Grant revenues	—
Charges related to acquisitions, licenses, business development or integration costs	(3,007)
Litigation	(1,143)
Unbudgeted executive severance expenses and on-boarding costs	(1,556)

2015 GAAP Net Income	$4,005

Adjusted EBITDA

As discussed in this Amendment No. 1 to Annual Report on Form 10-K, the 2015 annual grants of performance stock units to executives are conditioned 80% upon the Company’s achievement of pre-determined levels of adjusted EBITDA, 10% upon the achievement of target levels of adjusted inventory, and 10% upon the achievement of target levels of accounts receivable –DSO. The use of these non-GAAP adjusted performance measures was intended to create a stronger performance incentive by focusing on controllable variables within the core business and to minimize unintended consequences by excluding items that were highly variable or difficult to predict during the goal-setting process.

Adjusted EBITDA is calculated as net income before interest, taxes, depreciation and amortization, as further adjusted by removing the impact of the following:

•	stock-based compensation

•	research and development expenses (excluding salaries and related expense)

•	grant revenue

•	litigation expense or income

•	acquisition, license, and other business development expense

•	integration costs (including any litigation costs or income related to assumed litigation)

•	other income or expense

•	unbudgeted executive severance expenses and onboarding costs

Adjusted Inventory and Accounts Receivable–DSO

The adjusted inventory performance measure is calculated as our medical device products inventory (finished goods and work in process) and raw materials, exclusive of (i) inventories of ProCol® and PhotoFixTM, two products that we distributed in 2015 for third parties, and (ii) such inventories associated with acquired companies or assets. Accounts receivable – DSO is calculated by dividing (x) trade accounts receivable (net) as of December 31, 2015 by (y) net credit sales for the fourth quarter of 2015 (excluding from such calculation accounts receivable and sales associated with acquired companies or assets), and multiplying such amount by 92.

The table below provides a reconciliation of 2015 adjusted EBITDA to 2015 net income under GAAP:

2015 Adjusted EBITDA Reconciliation (In Thousands)

2015 Adjusted EBITDA	$26,229
Amortization expense	(2,135)
Depreciation expense	(3,728)
Other income, net	407
Litigation	(1,143)
Interest income/expense, net	107
Income tax expense, net	(1,863)
Charges related to acquisitions, licenses, business development or integration costs	(3,007)
Research and development expense, excluding that portion pertaining to salaries and related expenses	(4,217)
Stock compensation expense, excluding stock compensation expense related to the bonus program itself	(5,089)
Unbudgeted executive severance expenses and on-boarding costs	(1,556)

2015 GAAP Net Income	$4,005

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters.

Equity Compensation Plan Information

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that, as of December 31, 2015, may be issued upon the exercise of options and rights under the following existing equity compensation plans (which are all of our equity compensation plans as of December 31, 2015):

	Equity Compensation Plan Information
Plan Category	Number of securities issuable upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,177,000	$7.65	3,921,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,177,000	$7.65	3,921,000

CERTAIN BENEFICIAL OWNERSHIP

The name and address of each person or entity who owned beneficially 5% or more of the outstanding shares of common stock of CryoLife on March 21, 2016, based on information available to us, together with the number of shares owned and the percentage of outstanding shares that ownership represents, is set forth in the following table. The table also shows information concerning beneficial ownership by the named executive officers and by all current Directors and executive officers as a group. The number of shares beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after March 21, 2016 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting powers, or shares such powers with his or her spouse, with respect to the shares set forth in the following table. To CryoLife’s knowledge, none of the shares shown in the table below is subject to a pledge or similar arrangement.

Beneficial Owner	Number of Shares of CryoLife Common Stock Beneficially Owned (#)		Percentage of Outstanding Shares of CryoLife Common Stock (%)
J. Patrick Mackin	603,552	(1)	1.84
D. Ashley Lee	477,303	(2)	1.46
Scott B. Capps	203,987	(3)		*
David C. Gale	132,834	(4)		*
Jean F. Holloway	63,181	(5)		*
David P. Lang	115,108	(6)		*
Thomas F. Ackerman	95,704			*
James S. Benson	80,704			*
Daniel J. Bevevino	95,704			*
Ronald C. Elkins, MD	108,204			*
Ronald D. McCall	183,866			*
Harvey Morgan	86,954			*
Jon W. Salveson	75,704			*
Blackrock, Inc.	2,608,091	(7)	8.01
Paul Royalty Fund, L.P.	2,648,184	(8)	8.13
Steven G. Anderson	1,855,931	(9)	5.70
All current Directors and Named Executive Officers as a group (13 persons)	2,292,805	(10)	7.03

*	Ownership represents less than 1% of outstanding CryoLife common stock.
(1)	Amount includes 161,703 shares subject to options that are either presently exercisable or will become exercisable within 60 days after March 21, 2016. This amount also includes 73,316 shares of unvested restricted stock subject to forfeiture which Mr. Mackin holds as of March 21, 2016. This amount does not include 19,946 shares earned under 2015 performance stock unit awards that had not vested as of March 21, 2016, and that will not vest within 60 days thereafter, or performance stock units granted in February 2016 (42,484 shares at target performance).
(2)	Amount includes 152,457 shares subject to options that are either presently exercisable or will become exercisable within 60 days after March 21, 2016. This amount also includes 5,000 shares held by Mr. Lee’s spouse and 1,500 shares held in trust for Mr. Lee’s children. This amount also includes 45,734 shares of unvested restricted stock subject to forfeiture which Mr. Lee holds as of March 21, 2016. This amount does not include 10,062 shares earned under 2014 and 2015 performance stock unit awards that had not vested as of March 21, 2016, and that will not vest within 60 days thereafter, or performance stock units granted in February 2016 (13,072 shares at target performance). The business address for all CryoLife employees is: c/o CryoLife, Inc., 1655 Roberts Boulevard, NW, Kennesaw, GA 30144.

(3)	Amount includes 79,808 shares subject to options that are either presently exercisable or will become exercisable within 60 days after March 21, 2016. This amount also includes 24,752 shares of unvested restricted stock subject to forfeiture that Mr. Capps holds as of March 21, 2016. This amount does not include 6,038 shares earned under 2014 and 2015 performance stock unit awards that had not vested as of March 21, 2016, and that will not vest within 60 days thereafter, or performance stock units granted in February 2016 (7,353 shares at target performance).
(4)	Amount includes 36,476 shares subject to options that are either presently exercisable or will become exercisable within 60 days after March 21, 2016. This amount also includes 24,752 shares of unvested restricted stock subject to forfeiture that Mr. Gale holds as of March 21, 2016. This amount does not include 6,038 shares earned under 2014 and 2015 performance stock unit awards that had not vested as of March 21, 2016, and that will not vest within 60 days thereafter, or performance stock units granted in February 2016 (7,353 shares at target performance).
(5)	Amount includes 2,334 shares subject to options that are either presently exercisable or will become exercisable within 60 days after March 21, 2016. This amount also includes 26,496 shares of unvested restricted stock subject to forfeiture that Ms. Holloway holds as of March 21, 2016. This amount does not include 4,692 shares earned under 2014 and 2015 performance stock unit awards that had not vested as of March 21, 2016, and that will not vest within 60 days thereafter, or performance stock units granted in February 2016 (9,314 shares at target performance).
(6)	Amount includes 41,667 shares subject to options that are either presently exercisable or will become exercisable within 60 days after March 21, 2016.
(7)	Information based on Schedule 13G/A filed on January 26, 2016 by BlackRock, Inc. (“BlackRock”). Per this schedule, BlackRock has the sole power to vote, or to direct the vote of, and sole power to dispose, or to direct the disposition of, these shares of CryoLife common stock. The address for BlackRock is BlackRock, Inc., 55 East 52nd Street, New York, NY 10055.
(8)	Information based on Schedule 13G filed on January 28, 2016 by Paul Royalty Fund, L.P. Per this schedule, Paul Royalty Fund, L.P. shares the power to vote, or to direct the vote of, and the power to dispose, or to direct the disposition of, these shares of CryoLife common stock with Paul Capital Management LLC and Paul Capital Advisors, L.L.C. (collectively, the “Paul Entities”). The address for the Paul Entities is 575 Market Street, Suite 2500, San Francisco, CA 94105.
(9)	Information based on Schedule 13G/A filed on February 3, 2016 by Steven G. Anderson. Per this schedule, Steven G. Anderson has sole power to vote, or to direct the vote of, and the power to dispose, or to direct the disposition of, 1,748,007 of these shares of CryoLife common stock. Mr. Anderson shares the power to vote, or to direct the vote of, and the power to dispose, or to direct the disposition of, 107,924 of these shares of CryoLife common stock with his spouse. The address for Mr. Anderson is c/o Arnall Golden Gregory LLP, 171 17th St. NW, Suite 2100, Atlanta, GA, 30363.
(10)	Amount includes:

•	474,445 shares subject to options that are presently exercisable or will become exercisable within 60 days after March 21, 2016

•	54,000 shares held of record by the spouses of executive officers and Directors

•	1,500 shares held of record by the children of an executive officer

•	267,514 shares of unvested restricted common stock subject to forfeiture that all current Directors and Executive Officers as a group hold as of March 21, 2016.

This amount does not include performance stock units granted in February 2016, or 46,774 shares earned under 2013 and 2014 performance stock unit awards that had not vested as of March 21, 2016, and that will not vest within 60 days thereafter.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

In addition to qualifying as “independent” within the meaning of Section 303A.02 of the NYSE Listed Company Manual, each member of the Compensation Committee must be a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and at least two members of the Compensation Committee must be “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder. In determining the independence of any Director who will serve on the Compensation Committee, the Board of Directors will consider all factors specifically relevant to determining whether such Director has a relationship with us that is material to the Director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including, but not limited to (i) the source of compensation of such Director, including any consulting, advisory, or other compensatory fee paid by us to the Director, and (ii) whether such Director is affiliated with us, one of our subsidiaries, or an affiliate of one of our subsidiaries. For a detailed discussion of the independence of our committee members, reference is made to the section “Standing Committees of the Board of Directors; Committee Assignments” to this Amendment No. 1 to Annual Report on Form 10-K.

In connection with its annual review in February 2016, and based on the information available to it, the Board of Directors determined that none of Messrs. Ackerman, Benson, Bevevino, McCall, Morgan, Salveson and Dr. Elkins has a material relationship with CryoLife, and that they each therefore qualify as independent Directors under the NYSE’s current Listing Standards.

Until February 2016, Mr. Ackerman was a Senior Financial Advisor with Charles River Laboratories International, Inc. CryoLife has made purchases from Charles River Laboratories relating to supplies for certain of its clinical trials in each of the last several years and anticipates doing so in the current year. The amount of these purchases falls within the categorical standards for commercial relationships described above that are not considered to be material relationships that would impair a Director’s independence. The Board of Directors determined that Mr. Ackerman’s relationship with Charles River Laboratories is not a material relationship that could impair his independence as it relates to his Director relationship with CryoLife. Purchases from Charles River Laboratories were made on an arm’s-length basis. It is the Board of Directors’ understanding that Mr. Ackerman’s compensation is in no way impacted by the size or amount of the business transacted between the two companies.

Dr. Elkins is a former Chief of the Section of Thoracic and Cardiovascular Surgery at the University of Oklahoma Health Sciences Center and is a Professor Emeritus of the Center. In 2014, the Center paid CryoLife for tissue preservation services and BioGlue® provided by CryoLife. Dr. Elkins’ son, Charles Craig Elkins, M.D., is a cardiac surgeon who has implanted CryoLife preserved cardiac tissues at Integris Baptist Medical Center in Oklahoma City. Integris Baptist Medical Center, along with the Integris SW Medical Center, paid CryoLife for tissue preservation services and BioGlue in 2014, and we expect this relationship to continue. The Board of Directors considered these relationships and determined that they are not material relationships that could impair Dr. Elkins’s independence.

Mr. Salveson is the Vice Chairman, Investment Banking and Chairman of the Healthcare Investment Banking Group at Piper Jaffray Companies. CryoLife has previously used the services of Piper Jaffray in connection with our stock buy-back program. However, that program expired in October 2014 and has not been renewed by the Board. CryoLife has also previously used Piper Jaffray in connection with certain transactions, and plans to continue to do so in the future, however, Mr. Salveson does not personally work on any transactions between CryoLife and Piper Jaffray. After reviewing these relationships, the Board of Directors has determined that they are not material relationships that could impair Mr. Salveson’s independence.

Item 14. Principal Accounting Fees and Services.

Fees Paid To the Independent Registered Public Accounting Firm for Fiscal 2014 and Fiscal 2015

The following table presents Ernst & Young LLP’s professional service fees for the audit of our annual financial statements for fiscal years ending 2014 and 2015, as well as fees for other services rendered during those periods.

	2015	2014
Audit fees(1)	$694,000	$532,000
Audit-related fees	—	—
Tax fees(2)	$91,000	$15,000
All other fees(3)	$226,000	$0

Total	$1,011,000	$547,000

(1)	Includes work performed for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly Form 10-Q reports, the audit of internal control over financial reporting, and the services that an independent auditor would customarily provide in connection with statutory requirements, regulatory filings, and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC.
(2)	Includes tax compliance and reporting services.
(3)	Reflects work related to the due diligence for mergers and acquisitions.

Our Audit Committee approved all of the services described above. The Audit Committee has determined that the payments made to Ernst & Young LLP for these services are compatible with maintaining such firm’s independence.

Audit Committee’s Pre-approval Policies and Procedures

The Audit Committee has the sole authority to appoint or replace, compensate, and oversee the work of any independent registered public accounting firm, who must be, when required, a registered firm as defined by law whose purpose is the preparation or issuance of an audit report or related work. The independent registered public accounting firm’s reports and other communications are to be delivered directly to the Audit Committee, and the Audit Committee is responsible for the resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting.

The Audit Committee pre-approves all audit and non-audit services performed by the independent registered public accounting firm and all engagement fees and terms in connection therewith, except as otherwise permitted by federal law and regulations. To date, no services have been approved by the audit committee pursuant to 17 CFR 210.2-01(c)(7)(i)(C), which provides a limited exception to the requirement that services be approved in advance by the Audit Committee if certain conditions are met.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following are filed as part of this report:

(a)	1.	Financial Statements.

Consolidated Financial Statements begin on page F-1 of the Original Filing.

2.	Financial Statement Schedules.

All financial statement schedules are omitted, as the required information is immaterial, not applicable, or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Amendment No. 1 to Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYOLIFE, INC.

March 25, 2016	By	/S/ J. PATRICK MACKIN J. Patrick Mackin President, Chief Executive Officer, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ J. PATRICK MACKIN J. Patrick Mackin	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	March 25, 2016

/S/ D. ASHLEY LEE D. Ashley Lee	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)	March 25, 2016

/S/ AMY D. HORTON Amy D. Horton	Chief Accounting Officer (Principal Accounting Officer)	March 25, 2016

/S/ THOMAS F. ACKERMAN Thomas F. Ackerman	Director	March 25, 2016

/S/ JAMES S. BENSON James S. Benson	Director	March 25, 2016

/S/ DANIEL J. BEVEVINO Daniel J. Bevevino	Director	March 25, 2016

/S/ RONALD C. ELKINS, M.D. Ronald C. Elkins, M.D.	Director	March 25, 2016

/S/ RONALD D. MCCALL Ronald D. McCall	Director	March 25, 2016

/S/ HARVEY MORGAN Harvey Morgan	Director	March 25, 2016

/S/ JON W. SALVESON Jon W. Salveson	Director	March 25, 2016

EXHIBITS

Exhibit Number	Description

2.1+	Series A Preferred Stock Purchase Agreement Among CryoLife, Inc., The Cleveland Clinic Foundation, and ValveXchange, Inc. dated July 6, 2011. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

2.2	Agreement and Plan of Merger, dated May 14, 2012, by and among CryoLife, Inc., CL Crown, Inc., Hemosphere, Inc. and a Stockholder Representative. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

2.3	Agreement and Plan of Merger, dated as of December 22, 2015, by and among CryoLife, Inc., On-X Life Technologies Holdings, Inc., Cast Acquisition Corporation, Fortis Advisors LLC and each of the security holders who becomes a party thereto. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2016.)

3.1	Amended and Restated Articles of Incorporation of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2015.)

3.2	Bylaws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2016.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

4.2	First Amended and Restated Rights Agreement, dated as of November 2, 2005, between CryoLife, Inc. and American Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 3, 2005.)

4.3	Registration Rights Agreement, dated as of January 20, 2016, by and between CryoLife, Inc. and the Investors party thereto. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2016.)

4.4	Form of Indenture for Senior Debt Securities (Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 filed August 5, 2015 (No. 333-206119).)

4.5	Form of Subordinated Indenture for Subordinated Debt Securities (Incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed August 5, 2015 (No. 333-206119).)

10.1†	CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.1(a)†	First Amendment, dated July 24, 2012, to the CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.1(b)	CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed July 28, 2015.)

10.2†	CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix 1 to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 1998.)

10.3†	Form of 2012 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on 10-K for the fiscal year ended December 31, 2012.)

10.3(a)†	Form of Restricted Stock Award Agreement pursuant to the CryoLife, Inc. 2002 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 7, 2006.)

10.3(b)†	Form of Restricted Stock Award Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2007.)

10.4†	Form of Incentive Stock Option Grant Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2007.)

10.5†	Employment Agreement, dated as of October 23, 2012, by and between the Company and Steven G. Anderson. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on 10-K for the fiscal year ended December 31, 2012.)

10.5(a)†	First Amendment, dated as of May 28, 2014, to the Employment Agreement, dated as of October 23, 2012, by and between the Company and Steven G. Anderson. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.5(b)†	Second Amendment, dated as of September 3, 2014, to the Employment Agreement, dated as of October 23, 2012, by and between the Company and Steven G. Anderson. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2014.)

10.5(c)†	Form of Change of Control Agreement (entered into with respect to Jeffrey W. Burris, David M. Fronk, and Scott B. Capps). (Incorporated herein by reference to Exhibit 10.9(a) to the Registrant’s Annual Report on 10-K for the fiscal year ended December 31, 2012.)

10.5(d)	Change of Control Agreement, by and between the Company and D. Ashley Lee, dated October 24, 2008. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2008.)

10.5(e)†	Compensation Arrangement between CryoLife and David M. Fronk dated April 24, 2015. (Incorporated herein by reference to Item 5.02 to Registrant’s Current Report on Form 8-K filed April 27, 2015.)

10.6	Form of Secrecy and Noncompete Agreement, by and between the Company and its Officers. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 33-56388).)

10.7	Form of Key Employee Secrecy and Noncompete Agreement, by and between the Company and its Officers and Key Employees (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.).

10.8†	Separation and Release Agreement, by and between the Company and Jeffrey W. Burris. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed October 28, 2014.)

10.8(a)†	Separation Agreement between CryoLife and Steven G. Anderson dated April 9, 2015. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 10, 2015.)

10.8(b)†	Separation and Release Agreement between CryoLife and Bruce G. Anderson dated October 8, 2015. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed October 27, 2015.)

10.8(c)†	Separation and Release Agreement - Amended between CryoLife and David M. Fronk dated October 8, 2015. (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed October 27, 2015.)

10.9†	CryoLife, Inc. Non-Employee Directors Stock Option Plan, as amended. (Incorporated herein by reference to Appendix 2 to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 1998.)

10.10	Lease Agreement between the Company and Amli Land Development—I Limited Partnership, dated April 18, 1995. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.10(a)	First Amendment to Lease Agreement, dated April 18, 1995, between the Company and Amli Land Development—I Limited Partnership dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.10(b)	Restatement and Amendment to Funding Agreement between the Company and Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.10(c)	Amended and Restated Lease Agreement between the Company and P&L Barrett, L.P., dated May 10, 2010. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.10(d)	Lease, dated October 23, 2014, by and between Roberts Boulevard, LLC, as Landlord, and CryoLife, Inc., as Tenant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2014.)

10.11†	CryoLife, Inc. 2004 Employee Stock Incentive Plan, adopted on June 29, 2004. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.11(a)†	First Amendment to the CryoLife, Inc. 2004 Employee Stock Incentive Plan, dated October 27, 2009. (Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.)

10.11(b)†	Second Amendment to the CryoLife, Inc. 2004 Employee Stock Incentive Plan, dated May 24, 2011. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

10.12†	Form of Incentive Stock Option Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2008.)

10.13†	Form of Non-Qualified Employee Stock Option Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2008.)

10.14	Technology License Agreement between the Company and Colorado State University Research Foundation dated March 28, 1996. (Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.15†	Form of Section 16 Officer Stock Option Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2006.)

10.16†	Form of Restricted Stock Award Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2006.)

10.17†	Form of Incentive Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.18†	Form of Non-Qualified Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.19†	Form of Non-Qualified Employee Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.20	International Distribution Agreement, dated September 17, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.21†	CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.22	Settlement and Release Agreement, dated August 2, 2002, by and between Colorado State University Research Foundation, the Company, and Dr. E. Christopher Orton. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.23	Settlement Agreement and Release, dated September 25, 2006, by and between CryoLife, Inc. and St. Paul Mercury Insurance Company. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.24†	Summary of Compensation Arrangements with Non-Employee Directors. (Incorporated hereby by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2015.)

10.25†	CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.26†	Form of 2013 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on 10-Q for the quarter ended March 31, 2013.)

10.27†	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan entered into with each Named Executive Officer. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.28+	Distribution Agreement between the Company and Starch Medical, Inc., dated September 28, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 30, 2014.)

10.28(a)	First Amendment to the Distribution Agreement between the Company and Starch Medical, Inc., dated May 18, 2011. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

10.28(b)	Second Amendment to the Distribution Agreement between the Company and Starch Medical, Inc., dated September 20, 2013. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.29+	License Agreement between the Company and Starch Medical, Inc., dated September 28, 2010. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 30, 2014.)

10.29(a)	Indemnification Agreement between the Company and Starch Medical, Inc., dated May 21, 2013. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)

10.30†	CryoLife, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.31†	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.32†	Form of Restricted Stock Award Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.33++	Loan and Security Agreement by and between ValveXchange, Inc., and CryoLife, Inc. dated July 6, 2011. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.33(a)	First Amendment to Loan and Security Agreement by and between ValveXchange, Inc., and CryoLife, Inc. dated September 6, 2011. (Incorporated herein by reference to Exhibit 10.56(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.)

10.33(b)	Second Amendment, dated July 18, 2012, to the Loan and Security Agreement by and between ValveXchange, Inc. and CryoLife, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.34†	Form of Indemnification Agreement for Non-Employee Directors and Certain Officers. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 18, 2015.)

10.35†	Form of Performance Share Agreement with Named Executive Officers. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2012.)

10.35(a)†	First Amendment, dated July 23, 2012, to the 2012 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.35(b)†	Stock Option Grant Agreement, dated September 2, 2014, by and between CryoLife, Inc. and J. Patrick Mackin. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed October 28, 2014.)

10.35(c)†	Restricted Stock Award Agreement, dated September 2, 2014, by and between CryoLife, Inc. and J. Patrick Mackin. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed October 28, 2014.)

10.35(d)†	Form of Performance Share Agreement with Named Executive Officers pursuant to the Second Amended and Restated CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed April 29, 2015.)

10.35(e)†	Form of Amendment to Performance Share Agreement with Named Executive Officers. (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed July 28, 2015.)

10.36†	Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed June 22, 2012.)

10.36(a)†	First Amendment, dated July 24, 2012, to the Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.36(b)†	Second Amended and Restated CryoLife Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed April 8, 2014.)

10.37	Waiver Agreement, dated May 14, 2012, by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, and General Electric Capital Corporation, as lender and administrative agent for all lenders, under the Amended and Restated Credit Agreement between the parties, dated October 28, 2011. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

10.38	Final Settlement Agreement, dated June 28, 2012, by and among CryoLife, Inc. and Medafor, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

10.39	Settlement Agreement, dated June 14, 2012, by and among CryoLife, Inc. and CardioFocus, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

10.40	Exclusive Supply and Distribution Agreement, dated as of March 26, 2014, by and between CryoLife, Inc. and Hancock Jaffe Laboratories, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

10.41†	Employment Agreement dated as of July 7, 2014, between CryoLife, Inc. and J. Patrick Mackin. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2014.)

10.42†	Form of Non-Employee Directors Restricted Stock Award Agreement pursuant to the Second Amended and Restated CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated hereby by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2015.)

10.43	Commitment Letter by and among CryoLife, Inc.; Capital One, National Association; Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association, dated as of December 22, 2015. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2015.)

10.44	Third Amended and Restated Credit Agreement, dated as of January 20, 2016, by and among CryoLife, Inc., On-X Life Technologies Holdings, Inc., AuraZyme Pharmaceuticals, Inc., CryoLife International, Inc., On-X Life Technologies, Inc., Valve Special Purpose Co., LLC, the lenders from time to time party thereto and Healthcare Financial Solutions, LLC, as agent. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2016.)

10.45	Amended and Restated Guaranty and Security Agreement, dated as of January 20, 2016, by and among CryoLife, Inc., AuraZyme Pharmaceuticals, Inc., CryoLife International, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., Valve Special Purpose Co., LLC and each other grantor from time to time party thereto in favor of Healthcare Financial Solutions, LLC, as Administrative Agent. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 25, 2016.)

10.46*†	Employment Offer Letter dated December 26, 2014 between CryoLife, Inc. and Jean F. Holloway

10.47*†	Employment Agreement dated April 1, 2015 between CryoLife, Inc. and Jean F. Holloway

10.48*†	Employment Agreement dated December 9, 2013 between CryoLife, Inc. and Scott Brian Capps

10.49*†	Employment Agreement dated December 12, 2013 between CryoLife, Inc. and David Gale

10.50*†	Employment Agreement dated December 18, 2013 between CryoLife, Inc. and David Lang

10.51*†	Employment Agreement dated December 10, 2013 between CryoLife, Inc. and David Ashley Lee

10.52*†	Change of Control Agreement dated December 11, 2012 between CryoLife, Inc. and David Gale

10.53*†	Change of Control Agreement dated April 1, 2015 between CryoLife, Inc. and Jean F. Holloway

10.54*†	Change of Control Agreement dated December 2012 between CryoLife, Inc. and David P. Lang

10.55*†	Change of Control Agreement dated December 2012 between CryoLife, Inc. and D. Ashley Lee

14.1	Form of Code of Conduct, as amended (Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2015.)

21.1	Subsidiaries of CryoLife, Inc. (Incorporated hereby by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2015.)

23.1	Consent of Ernst & Young LLP. (Incorporated hereby by reference to Exhibit 23.1 to the Annual Report on Form 10-K for the year ended December 31, 2015.)

31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

101.INS	XBRL Instance Document (Incorporated hereby by reference to the Annual Report on Form 10-K for the year ended December 31, 2015.)

101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated hereby by reference to the Annual Report on Form 10-K for the year ended December 31, 2015.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated hereby by reference to the Annual Report on Form 10-K for the year ended December 31, 2015.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Incorporated hereby by reference to the Annual Report on Form 10-K for the year ended December 31, 2015.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated hereby by reference to the Annual Report on Form 10-K for the year ended December 31, 2015.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated hereby by reference to the Annual Report on Form 10-K for the year ended December 31, 2015.)

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.
+	The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
++	The Registrant has been granted confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.