Form 10-Q
period 2016-03-31
CRYOLIFE INC
filed 2016-04-29
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2016
Common Stock	32,613,669 Shares

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,

	2016	2015

	(Unaudited)
Revenues:
Products	$27,018	$19,391
Preservation services	15,998	14,440

Total revenues	43,016	33,831

Cost of products and preservation services:
Products	7,003	5,033
Preservation services	8,392	9,131

Total cost of products and preservation services	15,395	14,164

Gross margin	27,621	19,667

Operating expenses:
General, administrative, and marketing	26,274	18,969
Research and development	2,609	2,252

Total operating expenses	28,883	21,221

Gain from sale of business components	(7,915)	—

Operating income (loss)	6,653	(1,554)

Interest expense	717	30
Interest income	(12)	(3)
Other (income) expense, net	(109)	192

Income (loss) before income taxes	6,057	(1,773)
Income tax expense (benefit)	3,516	(1,499)

Net income (loss)	$2,541	$(274)

Income (loss) per common share:
Basic	$0.08	$(0.01)

Diluted	$0.08	$(0.01)

Dividends declared per common share	$—	$0.03

Weighted-average common shares outstanding:
Basic	31,029	27,523
Diluted	31,771	27,523

Net income (loss)	$2,541	$(274)
Other comprehensive loss	(96)	(117)

Comprehensive income (loss)	$2,445	$(391)

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31,	December 31,
	2016	2015

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,827	$37,588
Restricted securities	812	830
Receivables, net	29,428	26,672
Inventories	25,287	14,643
Deferred preservation costs	26,002	24,741
Prepaid expenses and other	2,880	5,189

Total current assets	129,236	109,663

Property and equipment, net	16,497	11,484
Restricted cash	—	5,000
Goodwill	76,833	11,365
Patents, net	1,119	1,417
Trademarks and other intangibles, net	67,055	18,480
Deferred income taxes	1,550	18,188
Other	4,867	5,582

Total assets	$297,157	$181,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,553	$4,648
Accrued compensation	6,663	6,335
Accrued procurement fees	4,427	4,445
Accrued expenses and other	6,869	4,177
Current portion of long-term debt	1,330	—

Total current liabilities	24,842	19,605

Long-term debt	71,241	—
Other	6,914	6,323

Total liabilities	102,997	25,928

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock (issued shares of 33,944 in 2016 and 29,766 in 2015)	339	298
Additional paid-in capital	180,217	142,888
Retained earnings	25,906	23,365
Accumulated other comprehensive loss	(172)	(76)
Treasury stock at cost (shares of 1,356 in 2016 and 1,265 in 2015)	(12,130)	(11,224)

Total shareholders’ equity	194,160	155,251

Total liabilities and shareholders’ equity	$297,157	$181,179

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,

	2016	2015

	(Unaudited)
Net cash flows from operating activities:
Net income (loss)	$2,541	$(274)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain from sale of business components	(7,915)	—
Depreciation and amortization	1,929	1,555
Non-cash compensation	1,413	1,137
Other non-cash adjustments to income	791	594

Changes in operating assets and liabilities:
Receivables	4,249	1,217
Inventories and deferred preservation costs	(2,760)	(897)
Prepaid expenses and other assets	1,423	272
Accounts payable, accrued expenses, and other liabilities	(261)	(2,306)

Net cash flows provided by operating activities	1,410	1,298

Net cash flows from investing activities:
Acquisition of On-X, net of cash acquired	(91,152)	—
Proceeds from sale of business components	19,795	—
Decrease in restricted cash	5,000	—
Capital expenditures	(820)	(1,055)
Other	22	(495)

Net cash flows used in investing activities	(67,155)	(1,550)

Net cash flows from financing activities:
Proceeds from issuance of term loan	75,000	—
Payment of debt issuance costs	(2,289)	—
Proceeds from exercise of stock options and issuance of common stock	736	683
Cash dividends paid	—	(850)
Other	(335)	(449)

Net cash flows provided by (used in) financing activities	73,112	(616)

Effect of exchange rate changes on cash	(128)	(94)

Increase (decrease) in cash and cash equivalents	7,239	(962)

Cash and cash equivalents, beginning of period	37,588	33,375

Cash and cash equivalents, end of period	$44,827	$32,413

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2015 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of, and for the three months ended, March 31, 2016 and 2015 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2015.

2.  Financial Instruments

The following is a summary of the Company’s financial instruments measured at fair value (in thousands):

March 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$714	$—	$—	$714
Restricted securities:
Money market funds	812	—	—	812

Total assets	$1,526	$—	$—	$1,526

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$549	$—	$—	$549
Restricted securities:
Money market funds	830	—	—	830

Total assets	$1,379	$—	$—	$1,379

The Company used prices quoted from its investment management companies to determine the Level 1 valuation of its investments in money market funds.

3.  Cash Equivalents and Restricted Cash and Securities

The following is a summary of cash equivalents and restricted cash and securities (in thousands):

March 31, 2016	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$714	$—	$714
Restricted cash and securities:
Money market funds	812	—	812

December 31, 2015	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$549	$—	$549
Restricted cash and securities:
Cash	5,000	—	5,000
Money market funds	830	—	830

As of March 31, 2016 and December 31, 2015 $812,000 and $830,000, respectively, of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations. As of December 31, 2015 $5.0 million of the Company’s cash was designated as long-term restricted cash due to a financial covenant requirement under the Company’s debt agreement. As of March 31, 2016 the Company no longer had a financial covenant requirement for restricted cash under the Company’s amended debt agreement. See further discussion of the Company’s debt agreements in Note 11.

There were no gross realized gains or losses on cash equivalents in the three months ended March 31, 2016 and 2015. As of March 31, 2016 $241,000 of the Company’s restricted securities had a maturity date within three months and $571,000 had a maturity date between three months and one year. As of December 31, 2015 $595,000 of the Company’s restricted securities had a maturity date within three months and $235,000 had a maturity date between three months and one year. As of December 31, 2015 $5.0 million of the Company’s long-term restricted cash had no maturity date.

4.  Acquisition of On-X Life Technologies

Overview

On December 22, 2015 the Company entered into the Agreement and Plan of Merger (“On-X Agreement”) to acquire On-X Life Technologies Holdings, Inc. (“On-X”), an Austin, Texas-based, privately held mechanical heart valve company, for approximately $130.0 million, subject to certain adjustments. The transaction closed on January 20, 2016, and On-X is being operated as a wholly-owned subsidiary of CryoLife.

The On-X catalogue of products includes the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis (“AAP”). On-X also distributes CarbonAid CO2 diffusion catheters, manufactures Chord-X ePTFE sutures for mitral chordal replacement, and offers pyrolytic carbon coating services to other medical device manufacturers. CryoLife believes that the On-X products will fit well into its product portfolio of medical devices for cardiac surgery and believes there is a significant opportunity for CryoLife’s sales team to leverage their strong relationships with cardiac surgeons to introduce and to expand utilization of the On-X valve in the U.S. and internationally.

Accounting for the Transaction

The purchase price of the transaction totaled approximately $128.2 million, consisting of cash of $93.6 million and 3,703,699 shares of CryoLife common stock, with a value of $34.6 million as determined on the date of the closing. This purchase price is subject to several potential adjustments, which have not yet been finalized. The Company’s preliminary allocation of the $128.2 million purchase price to On-X’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of January 20, 2016, is included in the table below. Goodwill is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is not deductible for tax purposes.

The preliminary purchase price allocation as of January 20, 2016 is as follows (in thousands):

Opening Balance Sheet

Cash and cash equivalents	$2,472
Receivables	6,265
Inventories	13,033
Intangible assets	53,950
Goodwill	66,768
Other assets	6,184
Liabilities assumed	(20,455)

Total purchase price	$128,217

The preliminary allocation of the purchase price is based on preliminary valuations performed to determine the fair value of such assets as of the acquisition date. As the Company’s acquisition accounting is incomplete, the Company may adjust the amounts recorded as of March 31, 2016 to reflect any revised evaluations of the assets acquired or liabilities assumed. Goodwill from this transaction will be allocated to the Company’s medical devices segment.

CryoLife incurred transaction and integration costs of $5.5 million for the three months ended March 31, 2016 related to the acquisition, which include, among other costs, expenses related to the termination of international and domestic distribution agreements. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on the Company’s Summary Consolidated Statements of Operations and Comprehensive Income.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the quarter ended March 31, 2016 and 2015 assuming the On-X acquisition had occurred as of January 1, 2015 are presented for comparative purposes below. These amounts are based on available information of the results of operations of On-X prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2015. The pro forma adjustments related to the acquisition of On-X are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented below and that impact could be material. This unaudited pro forma information does not project operating results post acquisition.

This preliminary pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2016	2015

Total revenues	$44,643	$41,612
Net income	5,661	(12,447)

Pro forma income per common share - basic	$0.17	$(0.39)
Pro forma income per common share - diluted	$0.17	$(0.39)

Pro forma net income was calculated using a tax rate of approximately 38%.

5.  Sales of Business Components

Divestiture of the HeRO Graft Product Line

On February 3, 2016 the Company sold its Hemodialysis Reliable Outflow Graft (“HeRO® Graft”) product line to Merit Medical Systems, Inc. (“Merit”) for $18.5 million in cash (“HeRO Sale”), of which $17.8 million had been received by March 31, 2016. Under terms of the agreement, Merit acquired the HeRO Graft product line, including worldwide marketing rights, customer relationships, intellectual property, inventory, and certain property and equipment. The Company will continue to manufacture the HeRO Graft for up to six months under a transition supply agreement, after which Merit will be responsible for manufacturing. Sales prices under the transition supply agreement are at lower average prices than the Company’s previous sales to hospitals at end-user prices. The disposal of the HeRO Graft is part of a strategic shift of the Company’s focus to selling its expanded portfolio of cardiac surgery products, including the On-X heart valve. The HeRO Graft product line was included as part of the Company’s Medical Devices segment. The Company recorded a pre-tax gain of approximately $8.8 million on the HeRO sale.

Divestiture of the ProCol Product Line

On March 18, 2016 the Company sold its ProCol® Vascular Bioprosthesis (“ProCol”) distribution rights and purchase option to LeMaitre Vascular, Inc. (“LeMaitre”) for $2.0 million in cash (“ProCol Sale”), all of which was received by March 31, 2016. Under terms of the agreement, LeMaitre acquired the ProCol related assets, including inventory, customer lists, related marketing assets, and the Company’s purchase option to acquire ProCol. LeMaitre exercised the option to acquire ProCol from Hancock Jaffe Laboratories. The disposal of ProCol is part of a strategic shift of the Company’s focus to selling its expanded portfolio of cardiac surgery products, including the On-X heart valve. The ProCol product was included as part of the Company’s Medical Devices segment. The Company recorded a pre-tax loss of approximately $845,000 on the ProCol sale.

In 2014 CryoLife acquired the exclusive worldwide distribution rights to ProCol from Hancock Jaffe Laboratories, Inc. (“Hancock Jaffe”). In accordance with the terms of the agreement with Hancock Jaffe, CryoLife made payments to Hancock Jaffe of $1.7 million during 2014 and $576,000 in January 2015. In exchange for these payments, CryoLife obtained the right to receive a designated amount of ProCol inventory for resale, portions of which the Company received in 2014, 2015, and 2016. CryoLife made additional payments of $1.2 million in the aggregate during 2015 and the first quarter of 2016. As of March 31, 2016 CryoLife had made a total of $3.4 million in payments to Hancock Jaffe and had received $1.7 million in inventory. The remaining $1.7 million in prepayments were settled as part of the ProCol Sale.

Disclosure of the HeRO Sale and the ProCol Sale

FASB ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, defines the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. The standard requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on the Company’s operations and financial results.

In the first quarter of 2016 the Company completed the HeRO Sale and the ProCol Sale. The Company received cash for these transactions and recorded the results of these sales in the three months ended March 31, 2016. Therefore, as of March 31, 2016 both transactions meet the disposed of by sale criteria under discontinued operations.

The Company then evaluated the HeRO Sale and the ProCol Sale to determine whether these disposals represent a strategic shift that has, or will have, a major effect on the Company’s financial position, results of operations, or cash flows. The Company evaluated the impact of the HeRO Sale and the ProCol Sale on the Company’s business. As the HeRO Graft and ProCol product lines combined represented less than 10% of total Company revenues for the year ended December 31, 2015 and the Company’s total assets as of December 31, 2015, the Company believes that these transactions did not have a major effect on the Company’s operations and financial condition, either individually or in the aggregate, and therefore the Company did not disclose these transactions as discontinued operations. The combined net gain from the HeRO Sale and ProCol sale was therefore reported as gain from sale of business components on the Company’s Summary Consolidated Statements of Operations and Comprehensive Income.

6.  PhotoFix Distribution Agreement

Overview

In 2014 CryoLife entered into an exclusive supply and distribution agreement with Genesee Biomedical, Inc. (“GBI”) to acquire the distribution rights to PhotoFix TM, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. PhotoFix has received U.S. Food and Drug Administration (“FDA”) 510(k) clearance and is indicated for use in intracardiac repair, including ventricular repair and atrial repair, great vessel repair and suture line buttressing, and pericardial closure. In January 2015 the Company received its initial shipments and launched its distribution of PhotoFix.

The agreement between CryoLife and GBI (the “GBI Agreement”) had an initial five-year term and was renewable for two one-year periods at CryoLife’s option. Under the terms of the GBI Agreement, CryoLife purchased PhotoFix inventory for resale at an agreed upon transfer price and had the option, which became effective in March 2015, to acquire the PhotoFix product line from GBI.

Acquisition

On April 13, 2016 the Company exercised its right to acquire the PhotoFix technology from GBI for $2.3 million. The Company anticipates allocating the majority of the purchase price to intangible assets. GBI will continue to manufacture PhotoFix until the Company is able to establish manufacturing operations.

7.  Medafor Matters

Investment in Medafor Common Stock

In 2009 and 2010 CryoLife purchased shares of common stock in Medafor, Inc., (“Medafor”) a developer and supplier of plant based hemostatic agents. The Company initially recorded its investment using the cost method as a long-term asset, investment in equity securities, on the Company’s Summary Consolidated Balance Sheets.

On October 1, 2013 C.R. Bard, Inc. (“Bard”), and its subsidiaries completed its acquisition of all outstanding shares of Medafor common stock. The Company received payments of approximately $15.4 million in 2013, $530,000 in 2014, and $891,000 in April 2015 for its 2.4 million shares of Medafor common stock. The final release of transaction consideration from escrow is expected to be received in October 2017 and is expected to be nominal. This subsequent payment will be recorded as an additional gain if, and when, received by the Company.

Legal Action

In April 2014 CryoLife filed a declaratory judgment lawsuit against Bard, and its subsidiaries Davol, Inc. (“Davol”) and Medafor (collectively, “Defendants”), in the District Court for the District of Delaware (the “Court”). CryoLife requested that the Court declare that CryoLife’s manufacture, use, offer for sale, and sale of PerClot in the U.S. does not, and would not, infringe Bard’s U.S. Patent No. 6,060,461 (the “‘461 Patent”). In addition, CryoLife requested that the Court declare that the claims of the ‘461 Patent are invalid. CryoLife also requested injunctive relief and an award of attorneys’ fees.

The lawsuit against the Defendants followed the receipt by CryoLife of a letter from Medafor in September 2012 stating that PerClot, when introduced in the U.S., would infringe the ‘461 Patent when used in accordance with the method published in CryoLife’s literature and with the instructions for use. CryoLife received FDA 510(k) clearance for the sale of PerClot Topical in April 2014 and began distributing this product in August 2014. PerClot Topical is a version of the Company’s PerClot product, which was manufactured by the Company at its headquarters and labeled for use in certain topical indications. CryoLife also received investigational device exemption approval in March 2014 to begin clinical trials for PerClot in certain surgical indications.

In August 2014 Medafor filed a counterclaim against CryoLife for infringement of the ‘461 Patent. In September 2014 Medafor filed a motion for a preliminary injunction, asking the Court to enjoin CryoLife’s marketing and sale of PerClot in the U.S. In March 2015 the Court ruled that CryoLife’s declaratory judgment lawsuit against Medafor may proceed but dismissed Bard and Davol from the lawsuit. The Court also granted Medafor’s motion for a preliminary injunction, which prohibited CryoLife from marketing, selling, and distributing PerClot in the U.S. while the litigation proceeded. In March 2015 CryoLife ceased all marketing, sales, and distribution of PerClot in the U.S., including PerClot Topical, in accordance with the Court’s order. In April 2015 CryoLife appealed the Court’s ruling on the preliminary injunction motion to the U.S. Court of Appeals for the Federal Circuit. CryoLife dismissed this appeal in June 2015. On November 18, 2015, the lawsuit was resolved by entry by the Court of the Parties’ Joint Stipulation for Dismissal, which resulted in the dismissal with prejudice of all parties’ claims and counterclaims in the lawsuit, the continuation of the preliminary injunction prohibiting CryoLife from marketing, selling and distributing PerClot in the U.S. until expiration of the ‘461 Patent on February 8, 2019, each party bearing its own attorneys’ fees and costs associated with the lawsuit, and the continuation of the Court’s jurisdiction over the parties to enforce the resolution.

8.  Inventories and Deferred Preservation Costs

Inventories at March 31, 2016 and December 31, 2015 are comprised of the following (in thousands):

	March 31,	December 31,
	2016	2015

Raw materials and supplies	$8,868	$8,590
Work-in-process	2,610	633
Finished goods	13,809	5,420

Total inventories	$25,287	$14,643

Deferred preservation costs at March 31, 2016 and December 31, 2015 are comprised of the following (in thousands):

	March 31,	December 31,
	2016	2015

Cardiac tissues	$13,065	$11,722
Vascular tissues	12,937	13,019

Total deferred preservation costs	$26,002	$24,741

The Company maintains consignment inventory of its On-X heart valves at domestic and international hospital locations to facilitate usage. The Company retains title to this consignment inventory until the valve is implanted, at which time the Company invoices the hospital. As of March 31, 2016 the Company had $4.7 million in consignment inventory. Approximately 85% of the Company’s consignment inventory is domestic and 15% is foreign.

9. Goodwill	and Other Intangible Assets

Indefinite Lived Intangible Assets

As of March 31, 2016 and December 31, 2015 the carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	March 31,	December 31,
	2016	2015

Goodwill	$76,833	$11,365
Procurement contracts and agreements	2,013	2,013
Trademarks	839	860

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

As of March 31, 2016 and December 31, 2015 the value of the Company’s goodwill, all of which is related to its Medical Devices segment, is as follows (in thousands):

Medical Devices Segment

Balance as of December 31, 2015	$11,365
Goodwill from On-X acquisition	66,768
Goodwill allocated to sale of HeRO Graft product line	(1,200)
Goodwill allocated to sale of ProCol distribution rights and purchase option	(100)

Balance as of March 31, 2016	$76,833

Definite Lived Intangible Assets

As of March 31, 2016 and December 31, 2015 the gross carrying values, accumulated amortization, and approximate amortization period of the Company’s definite lived intangible assets are as follows (in thousands):

	Gross Carrying	Accumulated	Amortization
March 31, 2016	Value	Amortization	Period
Acquired technology	$36,410	$4,296	11 – 22 Years
Customer lists and relationships	29,140	1,092	13 – 22 Years
Distribution and manufacturing rights and know-how	4,059	1,317	11 – 15 Years
Patents	3,775	2,656	17 Years
Non-compete agreement	381	352	10 Years
Other	1,605	335	3 – 5 Years

	Gross Carrying	Accumulated	Amortization
December 31, 2015	Value	Amortization	Period
Acquired technology	$14,020	$4,954	11 – 16 Years
Patents	4,081	2,664	17 Years
Distribution and manufacturing rights and know-how	4,059	1,245	11 – 15 Years
Customer lists and relationships	3,370	1,054	13 – 17 Years
Non-compete agreement	381	343	10 Years
Other	1,583	210	3 – 5 Years

The increase in gross carrying value of the Company’s intangible assets as of March 31, 2016 when compared to December 31, 2015 is primarily due to the Company’s acquisition of On-X on January 20, 2016, partially offset by reductions due to the HeRO Sale. See Note 4 for further discussion of the acquisition of On-X and Note 5 for further discussion of the HeRO Sale.

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on the Company’s Summary Consolidated Statement of Operations and Comprehensive Income (in thousands):

	Three Months Ended
	March 31,

	2016	2015

Amortization expense	$962	$515

As of March 31, 2016 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder
	of 2016	2017	2018	2019	2020	2021

Amortization expense	$3,399	$4,487	$4,369	$3,984	$3,812	$3,789

10.  Income Taxes

Income Tax Expense

The Company’s effective income tax rate was approximately 58% for the three months ended March 31, 2016, as compared to 85% for the three months ended March 31, 2015. The Company’s income tax rate for the three months ended March 31, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition and by book-to-tax basis differences related to the HeRO Sale.

The Company’s income tax rate for the three months ended March 31, 2015 was unfavorably affected by the absence of the domestic production activities deduction, as the Company did not anticipate being eligible for this deduction in 2015, and by other permanent book/tax differences, which were expected to have a proportionally larger impact in 2015 than in the current year when compared to the Company’s estimates of pretax book income. The Company’s income tax rate for the three months ended March

31, 2015 did not include an anticipated benefit from the research and development tax credit, as this credit had not yet been enacted at that time.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generates deferred tax assets primarily as a result of book write-downs, reserves, or impairments which are not immediately deductible for tax return purposes. The Company acquired deferred tax assets, primarily net operating loss carryforwards, from its acquisitions of On-X, Hemosphere, and Cardiogenesis Corporation. The Company currently estimates that a portion of its state net operating loss carryforwards will not be recoverable and has, therefore, recorded a valuation allowance against these state net operating loss carryforwards.

As of March 31, 2016 the Company maintained a total of $2.3 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax asset of $1.6 million. As of December 31, 2015 the Company had a total of $2.1 million in valuation allowances against deferred tax assets and a net deferred tax asset of $18.2 million.

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

Amounts borrowed under the GE Credit Agreement were secured by substantially all of the tangible and intangible assets of CryoLife and its subsidiaries. Commitment fees were paid based on the unused portion of the facility. As of December 31, 2015 the aggregate interest rate was 4.75%. As of December 31, 2015 the outstanding balance of the GE Credit Agreement was zero, and the remaining availability was $20.0 million.

The GE Credit Agreement placed limitations on the amount that the Company may borrow and included various affirmative and negative covenants, including financial covenants such as a requirement that CryoLife (i) not exceed a defined leverage ratio and (ii) maintain minimum earnings subject to defined adjustments as of specified dates. The agreement also (i) limited the payment of cash dividends, up to specified maximums and subject to satisfaction of specified conditions, (ii) required that, after giving effect to a stock repurchase, the Company maintain liquidity, as defined within the agreement, of at least $20.0 million, (iii) limited acquisitions or mergers except for certain permitted acquisitions, (iv) set specified limits on the amount the Company can pay to purchase or redeem CryoLife common stock pursuant to a stock repurchase program and to fund estimated tax liabilities incurred by officers, directors, and employees as a result of awards of stock or stock equivalents, and (v) included customary conditions on incurring new indebtedness.

As required under the terms of the GE Credit Agreement, the Company maintained cash and cash equivalents of at least $5.0 million in accounts in which GE Capital had a first priority perfected lien. These amounts were recorded as long-term restricted cash as of December 31, 2015 on the Company’s Summary Consolidated Balance Sheets, as they were restricted for the term of the GE Credit Agreement.

Amended Debt Agreement

In connection with the closing of the On-X acquisition, discussed above in Note 4, on January 20, 2016 the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement (“Amended Debt Agreement”) with Capital One, National Association, who acquired GE Capital’s Healthcare Financial Services lending business in late 2015; Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association, collectively the (“Lending Parties”). The Amended Debt Agreement amended and restated the GE Credit Agreement discussed above and provides the Company with a senior secured credit facility in an aggregate principal amount of $95 million, which includes a $75 million term loan and a $20 million revolving credit facility (including a $4 million letter of credit sub-facility and a $3 million swing-line sub-facility). The $75 million term loan was used to finance, in part, the acquisition of On-X and will mature on January 20, 2021.

The Company and its domestic subsidiaries, subject to certain exceptions and exclusions, have guaranteed the obligations of the Amended Debt Agreement. Borrowings under the Amended Debt Agreement are secured by substantially all of the Company’s real and personal property.

The loans under the Amended Debt Agreement (other than the swing-line loans) bear interest, at the Company’s option, at either a floating rate equal to the base rate, as defined in the Amended Debt Agreement, plus a margin of between 1.75% and 2.75%, depending on the Company’s consolidated leverage ratio, or a per annum rate equal to LIBOR plus a margin of between 2.75% and 3.75%, depending on the Company’s consolidated leverage ratio. As of March 31, 2016 the aggregate interest rate was 3.93%. Swing-line loans shall bear interest at a floating rate equal to the base rate plus a margin of between 1.75% and 2.75%, depending on the Company’s consolidated leverage ratio. The Company is obligated to pay an unused commitment fee equal to 0.50% of the un-utilized portion of the revolving loans. In addition, the Company is also obligated to pay other customary fees for a credit facility of this size and type. If and while a payment event of default exists, the Company is obligated to pay a per annum default rate of interest of 2.00% above the applicable interest rate on the past due principal amount of the loans outstanding. If and while a bankruptcy or insolvency event of default exists, the Company is obligated to pay a per annum default rate of interest of 2.00% above the applicable interest rate on all loans outstanding.

Interest is due and payable, with respect to base rate loans, on a quarterly basis. Interest is due and payable, with respect to LIBOR loans, on the last day of the applicable interest period, if the interest period is shorter than six months, or on the last day of each three month interval, if the interest period is six months or greater.

The Amended Debt Agreement prohibits the Company from exceeding a maximum consolidated leverage ratio during the term of the Amended Debt Agreement and requires the Company to maintain a minimum interest coverage ratio. In addition, the Amended Debt Agreement contains certain customary affirmative and negative covenants, including covenants that limit the ability of the Company and its subsidiaries which are parties to the loan agreement to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments, merge or consolidate, change their business and accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. As of March 31, 2016 the Company was in compliance with the covenants of the Amended Debt Agreement.

The Amended Debt Agreement includes certain customary events of default that include, among other things, non-payment of principal, interest or fees; inaccuracy of representations and warranties; violation of covenants; cross-default on certain other indebtedness; bankruptcy and insolvency; and change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Amended Debt Agreement immediately due and payable, and may exercise the other rights and remedies provided for under the Amended Debt Agreement and related loan documents.

The short-term and long-term balances of the Company’s term loan are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Term loan balance	$75,000	$—
Less unamortized loan origination costs	(2,429)	—

Total borrowed	72,571	—
Less short-term loan balance	(1,330)	—

Long-term loan balance	$71,241	$—

Interest Expense

Interest expense was $717,000 and $30,000 for the three months ended March 31, 2016 and 2015, respectively. Interest expense in both periods included interest on debt and uncertain tax positions.

12.  Commitments and Contingencies

Liability Claims

The Company’s estimated unreported loss liability was $1.6 million and $1.4 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the related recoverable insurance amounts were $613,000 and $600,000, respectively. The Company accrues its estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and records the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the liability as of March 31, 2016 could have been estimated to be as high as $3.0 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreements

The employment agreement of the Company’s Chairman, President, and Chief Executive Officer (“CEO”), Mr. J. Patrick Mackin, provides for a severance payment, which would become payable upon the occurrence of certain employment termination events, including termination by the Company without cause.

The employment agreement of the Company’s former President, CEO, and Executive Chairman, Mr. Steven G. Anderson, conferred certain benefits on Mr. Anderson upon his retirement or termination of employment in conjunction with certain change in control events. On April 9, 2015 Mr. Anderson retired from service as an employee of the Company and Chair of its Board of Directors, and entered into a separation agreement with the Company. The Company recorded expense of approximately $1.4 million related to Mr. Anderson’s separation agreement in the second quarter of 2015. The Company had remaining obligations due under Mr. Anderson’s separation agreement of $93,000 and $195,000 as of March 31, 2016 and December 31, 2015, respectively.

PerClot Technology

On September 28, 2010 the Company entered into a worldwide distribution agreement (the “Distribution Agreement”) and a license and manufacturing agreement (the “License Agreement”) with Starch Medical, Inc. (“SMI”), for PerClot, a polysaccharide hemostatic agent used in surgery. The Distribution Agreement has a term of 15 years, but can be terminated for any reason before the expiration date by CryoLife by providing 180 days’ notice. The Distribution Agreement also contains minimum purchase requirements that expire upon the termination of the Distribution Agreement or following U.S. regulatory approval for PerClot. Separate and apart from the terms of the Distribution Agreement, pursuant to the License Agreement, as amended by a September 2, 2011 Technology Transfer Agreement, CryoLife can manufacture and sell PerClot, assuming appropriate regulatory approvals, in the U.S. and certain other jurisdictions and may be required to pay royalties to SMI at certain rates on net revenues of products.

CryoLife paid $500,000 to SMI in January 2015 related to the achievement of a contingent milestone. The Company may make additional contingent payments to SMI of up to $1.0 million if certain U.S. regulatory and certain commercial milestones are achieved.

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. Discussions with the FDA are ongoing and depending on the outcome of these discussions and the Company’s final decision concerning resumption of the trial, the Company could receive Premarket Approval (“PMA”) from the FDA in 2019.

As of March 31, 2016 the Company had $1.5 million in prepaid royalties and $3.1 million in net intangible assets on the Company’s Summary Consolidated Balance Sheets related to the PerClot product line. If the Company does not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S. these assets could be materially impaired in future periods.

13.  Shareholders’ Equity

Cash Dividends

The Company initiated a cash dividend in the third quarter of 2012 and paid the dividend quarterly until the Company’s Board of Directors discontinued dividend payments for the foreseeable future in December 2015. The Company paid dividend payments of $850,000 for the three months ended March 31, 2015 from cash on hand. The dividend payments were recorded as a reduction to retained earnings on the Company’s Summary Consolidated Balance Sheets.

Common Shares Issued

In January 2016 the Company issued 3,703,699 shares of CryoLife common stock, as part of the consideration for the acquisition of On-X. The stock had a value of $34.6 million as determined on the date of the closing. See Note 4 for further discussion of the On-X acquisition.

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

Equity Grants

During the three months ended March 31, 2016 the Compensation Committee of the Company’s Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 277,000 shares and had an aggregate grant date market value of $2.8 million. The PSUs granted in 2016 represent the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2016 was based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and trade accounts receivable days sales outstanding, each as defined in the PSU grant documents, for the 2016 calendar year. The Company currently believes that achievement of the performance component is probable, and it will reevaluate this likelihood on a quarterly basis.

During the three months ended March 31, 2015 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 276,000 shares of common stock and had an aggregate grant date market value of $3.0 million. The PSUs granted in 2015 represented the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2015 was based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2015 calendar year. The PSUs granted in 2015 earned 127% of the target number of shares.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 384,000 and 283,000 shares to certain Company officers during the three months ended March 31, 2016 and 2015, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 38,000 and 36,000 shares in the three months ended March 31, 2016 and 2015, respectively, through the ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	4.75 Years	.50 Years	4.75 Years	.50 Years
Expected stock price volatility	0.40	0.30	0.45	0.34
Dividends	0.00%	0.00%	1.09%	1.06%
Risk-free interest rate	1.20%	0.49%	1.51%	0.12%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended
	March 31,
	2016	2015

RSA, PSA, RSU, and PSU expense	$1,088	$865
Stock option and ESPP option expense	382	308

Total stock compensation expense	$1,470	$1,173

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, PSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to inventory costs and deferred preservation costs. The Company capitalized $57,000 and $36,000 in the three months ended March 31, 2016 and 2015, respectively, of the stock compensation expense into its inventory costs and deferred preservation costs.

As of March 31, 2016 the Company had total unrecognized compensation costs of $6.0 million related to RSAs, PSAs, RSUs, and PSUs and $2.9 million related to unvested stock options, before considering the effect of expected forfeitures. As of March 31, 2016 this expense is expected to be recognized over a weighted-average period of 2.2 years for stock options, 1.8 years for RSAs, 1.7 years for RSUs, 1.5 years for PSUs, and 1.4 years for PSAs.

15.  Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended
	March 31,

Basic income (loss) per common share	2016	2015

Net income (loss)	$2,541	$(274)
Net (income) loss allocated to participating securities	(48)	7

Net income (loss) allocated to common shareholders	$2,493	$(267)

Basic weighted-average common shares outstanding	31,029	27,523

Basic income (loss) per common share	$0.08	$(0.01)

	Three Months Ended
	March 31,

Diluted income (loss) per common share	2016	2015

Net income (loss)	$2,541	$(274)
Net (income) loss allocated to participating securities	(47)	7

Net income (loss) allocated to common shareholders	$2,494	$(267)

Basic weighted-average common shares outstanding	31,029	27,523
Effect of dilutive stock options and awards[a]	742	—

Diluted weighted-average common shares outstanding	31,771	27,523

Diluted income (loss) per common share	$0.08	$(0.01)

a      The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to income (loss) per common share. The Company also excluded common stock equivalents from stock awards from the calculation of diluted weighted-average common shares outstanding during periods of net losses because the inclusion of these stock options would be antidilutive to income (loss) per common share. Accordingly, stock options to purchase a weighted-average 838,000 shares for the three months ended March 31, 2016, and 1.2 million shares for the three months ended March 31, 2015 were excluded from the calculation of diluted weighted-average common shares outstanding. Additionally the Company excluded a weighted-average 399,000 shares of common stock equivalents for outstanding stock awards in the quarter ended March 31, 2015.

16.  Segment Information

The Company has two reportable segments organized according to its products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue® Surgical Adhesive; BioFoam® Surgical Matrix; On-X products, since the acquisition of On-X; CardioGenesis cardiac laser therapy;

PerClot; PhotoFix; HeRO Graft; and ProCol, through the date of the ProCol Sale. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

The primary measure of segment performance, as viewed by the Company’s management, is segment gross margin, or net external revenues less cost of products and preservation services. The Company does not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Revenues:
Medical devices	$27,018	$ 19,391
Preservation services	15,998	14,440

Total revenues	43,016	33,831

Cost of products and preservation services:
Medical devices	7,003	5,033
Preservation services	8,392	9,131

Total cost of products and preservation services	15,395	14,164

Gross margin:
Medical devices	20,015	14,358
Preservation services	7,606	5,309

Total gross margin	$27,621	$ 19,667

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Products:
BioGlue and BioFoam	$15,316	$ 14,042
On-X	6,715	—
CardioGenesis cardiac laser therapy	1,984	2,137
PerClot	991	976
PhotoFix	381	172
HeRO Graft	1,413	1,860
ProCol	218	204

Total products	27,018	19,391

Preservation services:
Cardiac tissue	6,428	6,663
Vascular tissue	9,570	7,777

Total preservation services	15,998	14,440

Total revenues	$43,016	$ 33,831

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

All statements included herein, other than statements of historical facts, that address activities, events, or developments that the Company expects or anticipates will or may occur in the future or that reflect the Company’s beliefs and/or expectations, are forward-looking statements, including the following:

●	The On-X acquisition is transformative, will significantly enhance the size of the Company’s addressable market and growth potential, and that the On-X products will fit well in with the Company’s product portfolio of medical devices for cardiac surgery;

●	There is a significant opportunity for the Company’s sales team to leverage their strong relationships with cardiac surgeons to introduce and to expand utilization of the On-X heart valve in the U.S. and internationally;

●	On-X revenues in 2016 and beyond, relative to 2015 and the impact of initial integration activities, such as moving to a direct sales model in certain countries, a larger re-aligned, more experienced sales force, and increased expense for general, administration, and marketing activities, on revenues and margins for 2016 and beyond;

●	The expected benefits of the disposal of the HeRO Graft product line and the sale of the Company’s distribution rights and purchase option for the ProCol Vascular Bioprosthesis;

●	The completed HeRO Sale and ProCol Sale will not have a major effect on the Company’s operations and financial results;

●	The useful lives of its procurement contracts and trademarks, including its ability and likelihood of renewing its procurement contracts and trademarks indefinitely;

●	The plans, costs, and expected timelines regarding clinical trials to obtain U.S. regulatory approval for PerClot, the distribution of PerClot manufactured by SMI and the Company in certain markets, including in the U.S., the termination, if any, of the Company’s Distribution Agreement with SMI, and the payment, if any, of royalties to SMI under the License Agreement with SMI;

●	The timing of the resumption, if any, of the payment of dividends by the Company;

●	The revenue trends and trend estimates for the Company’s products and services for 2016, including the impact of foreign exchange on such trends and trend estimates and international distributor purchases;

●	The market and growth opportunities for BioGlue in Japan and China;

●	The sales, costs of products, and gross margins of the On-X line of products, BioGlue, PerClot, HeRO Grafts, ProCol, PhotoFix, CardioGenesis cardiac laser therapy (including handpieces and laser consoles), including the factors affecting such sales and costs of products, as well as the anticipated timing for conclusion of the supply agreement for manufacturing HeRO Grafts;

●	2016 tissue preservation services revenues, cost of preservation services, and gross margins, including the impact on revenues, costs, and gross margins, tissues processed in 2014 and 2015, and the Company’s plans continuing into the future to improve tissue processing throughput and reduce costs, as well as tissue availability, timing of tissue releases, and other factors;

●	The revenue impact associated with the transition to a direct distribution model in certain foreign countries, particularly in France related to BioGlue and PerClot;

●	The impact of the resolution of the Medafor patent litigation;

●	The seasonal nature of the demand for BioGlue and tissue preservation services, as well as uncertainties regarding the seasonal demand for most of its other products;

●	The Company will have sufficient cash to meet its expected operational liquidity needs for at least the next twelve months and the impact that the Company’s cash requirements for 2016 may have on its cash flows for 2016;

●	The potential impact of constraints imposed on the Company by its lenders under the existing credit facility; and

●	The impact of certain adverse changes in interest rates or exchange rates on the Company’s financial position, profitability, or cash flows.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below under Part II, Item 1A, as well as in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2015, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected consequences to, or effects on, the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, is a leader in medical device manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac surgical procedures. CryoLife’s medical devices include BioGlue® Surgical Adhesive (“BioGlue”), BioFoam® Surgical Matrix (“BioFoam”), On-X valves and surgical products, and PerClot®, an absorbable powdered hemostat, which the Company distributes internationally for Starch Medical, Inc. (“SMI”). CryoLife’s CardioGenesis cardiac laser therapy product line, which includes a laser console system and single-use, fiber-optic handpieces, is used for the treatment of coronary artery disease in patients with severe angina. CryoLife also distributes PhotoFix, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. The cardiac and vascular human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch tissue (“CryoPatch SG”), both of which are processed using CryoLife’s proprietary SynerGraft® technology.

The quarter ended March 31, 2016 was a period of significant activity, as the Company completed the acquisition of On-X Life Technologies Holdings, Inc. (“On-X”), discussed further in Recent Events below. Management believes that this will be a transformative acquisition for CryoLife that will significantly enhance the size of the Company’s addressable market and growth potential. With the acquisition of On-X, the Company expanded and realigned its U.S. sales force to focus on cardiac surgical procedures. This acquisition was the start of a strategic-shift of the Company to have a greater focus on selling its expanded portfolio of cardiac surgery products, predominantly products related to aortic and mitral valve repair and replacement surgery. As part of this strategic shift during the quarter, the Company completed the sale of assets of two product lines that are not part of this core cardiac surgery market, its Hemodialysis Reliable Outflow Graft (“HeRO® Graft”) and ProCol® Vascular Bioprosthesis (“ProCol”) product lines, discussed further in Recent Events below.

The Company reported revenues of $43.0 million in the three months ended March 31, 2016, a 27% increase from the quarter ended March 31, 2015. This increase was primarily due to the acquisition of On-X during the quarter. See the “Results of Operations” section below for additional analysis of the three months ended March 31, 2016.

Recent Events

Acquisition of On-X Life Technologies

On January 20, 2016 the Company completed its acquisition of On-X, an Austin, Texas-based, privately held mechanical heart valve company, which is being operated as a wholly-owned subsidiary of CryoLife. The purchase price of the transaction totaled approximately $128.2 million, consisting of cash of $93.6 million and 3,703,699 shares of CryoLife common stock, with a value of $34.6 million as determined on the date of the closing. This purchase price is subject to several potential adjustments, which have not yet been finalized.

Debt Agreement

In connection with the closing of the On-X acquisition, the Company entered into the Third Amended and Restated Credit Agreement (“Amended Debt Agreement”) with Capital One, National Association; Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association (collectively the “Lending Parties”). The Amended Debt Agreement provides the Company with a senior secured credit facility in an aggregate principal amount of $95 million, which includes a $75 million term loan and a $20 million revolving credit facility. The $75 million term loan was used to finance, in part, the acquisition of On-X discussed above. The Company and its domestic subsidiaries, subject to certain exceptions and exclusions, have guaranteed the obligations of the Amended Debt Agreement. Borrowings under the Amended Debt Agreement are secured by substantially all of the Company’s real and personal property.

Divestiture of the HeRO Graft Product Line

On February 3, 2016 the Company sold its HeRO Graft product line to Merit Medical Systems, Inc. (“Merit”) for $18.5 million in cash (“HeRO Sale”). Under the terms of the agreement, Merit acquired the HeRO Graft product line, including worldwide marketing rights, customer relationships, intellectual property, inventory, and certain property and equipment. The Company will continue to manufacture the HeRO Graft for up to six months under a transition supply agreement, after which Merit will be responsible for manufacturing. The disposal of the HeRO Graft is part of a strategic shift of the Company’s focus to selling its expanded portfolio of cardiac surgery products, including the On-X heart valve. The HeRO Graft product line was included as part of the Company’s Medical Devices segment. The Company recorded a pre-tax gain of approximately $8.8 million on the HeRO sale.

Divestiture of the ProCol Product Line

On March 18, 2016 the Company sold its ProCol Vascular Bioprosthesis distribution rights and purchase option to LeMaitre Vascular, Inc. (“LeMaitre”) for $2.0 million in cash (“ProCol Sale”). Under the terms of the agreement, LeMaitre acquired the ProCol related assets, including inventory, customer lists, related marketing assets, and the Company’s purchase option and LeMaitre exercised the option to acquire ProCol from Hancock Jaffe Laboratories. The disposal of ProCol is part of a strategic shift of the Company’s focus to selling its expanded portfolio of cardiac surgery products, including the On-X heart valve. The ProCol product was included as part of the Company’s Medical Devices segment. The Company recorded a pre-tax loss of approximately $845,000 on the ProCol sale.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2015. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company did not experience any significant changes during the quarter ended March 31, 2016 in any of its Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 842, Leases. The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact the adoption of this standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact the adoption of this standard will have on its financial position, results of operations, and cash flows.

In May 2014 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, and a subsequent amendment to the standard in March 2016 with ASU 2016-08. The original standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment to the standard clarifies implementation guidance on principal versus agent considerations. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, but does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operations, or cash flows.

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended March 31,		Revenues as a Percentage of Total Revenues for the Three Months Ended March 31,

	2016	2015	2016	2015

Products:
BioGlue and BioFoam	$15,316	$14,042	36%	42%
On-X	6,715	—	16%	—%
CardioGenesis cardiac laser therapy	1,984	2,137	5%	6%
PerClot	991	976	2%	3%
PhotoFix	381	172	1%	—%
HeRO Graft	1,413	1,860	3%	5%
ProCol	218	204	—%	1%

Total products	27,018	19,391	63%	57%

Preservation services:
Cardiac tissue	6,428	6,663	15%	20%
Vascular tissue	9,570	7,777	22%	23%

Total preservation services	15,998	14,440	37%	43%

Total	$43,016	$33,831	100%	100%

Revenues increased 27% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the acquisition of On-X during the first quarter of 2016. A detailed discussion of the changes in product revenues and preservation services revenues for the three months ended March 31, 2016 is presented below.

Products

Revenues from products increased 39% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the acquisition of On-X during the first quarter of 2016. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; On-X; PerClot; CardioGenesis cardiac laser therapy; HeRO Graft; ProCol and PhotoFix is presented below.

The Company’s sales of certain products through its direct sales force to U.K. hospitals are denominated in British Pounds, and its sales to German, Austrian, French, and Irish hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. During 2015, the U.S. Dollar strengthened materially, as compared to the British Pound and Euro and, as a result, the Company’s revenues denominated in these currencies decreased when translated into U.S. Dollars. This trend continued to a lesser extent in the three months ended March 31, 2016. Any further change in these exchange rates could have a material, adverse effect on the Company’s revenues denominated in these currencies. Additionally, the Company’s sales to many distributors around the world are denominated in U.S. Dollars and, although these sales are not directly impacted by the strong U.S. Dollar, the Company believes that its distributors may be delaying or reducing purchases of products in U.S. Dollars due to the relative price of these goods in their local currencies.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 9% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to a 9% increase in the volume of milliliters sold, which increased revenues by 10%, partially offset by the unfavorable effect of foreign currency exchange, which decreased revenues by 1%.

The increase in sales volume of surgical sealants for the three months ended March 31, 2016 was primarily due to sales of BioGlue in France. In 2015 the Company was in the process of transitioning this market from a distributor to a direct sales model, and as a result, there were no of shipments of BioGlue into France in the comparable period in 2015.

The Company received an expanded indication for BioGlue in Japan in mid-2015. The Company is currently seeking regulatory approval for BioGlue in China and, if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues accounted for 58% and 62% of total BioGlue revenues for the three months ended March 31, 2016 and 2015, respectively. BioFoam sales accounted for less than 1% of surgical sealant sales for each of the three months ended March 31, 2016 and 2015. BioFoam is approved for sale in certain international markets.

On-X

On January 20, 2016 CryoLife acquired On-X, an Austin, Texas-based, privately held mechanical heart valve company. The On-X catalogue of products includes the On-X prosthetic aortic and mitral heart valve and the On-X ascending aortic prosthesis (“AAP”). On-X product revenues also include revenues from the distribution of CarbonAid CO2 diffusion catheters, the sale of Chord-X ePTFE sutures for mitral chordal replacement, and revenue from pyrolytic carbon coating services to other medical device manufacturers. On-X products are distributed in both domestic and international markets.

On-X pro forma combined pre- and post-acquisition revenues for the three months ended March 31, 2016 increased approximately 7% when compared to On-X’s pre-acquisition revenues for the three months ended March 31, 2015. Management believes that combined pre- and post-acquisition On-X revenues in 2016 will increase over On-X’s pre-acquisition revenues in 2015, although revenues could be impacted in any individual quarter by sales channel disruptions during the initial integration period. An example of this is the temporary disruption caused by distributor terminations, which is part of the Company’s transition to sell directly into certain domestic and international markets that On-X previously served through distributors. Management believes that the growth rate for On-X products will accelerate after this initial integration period due to the selling efforts of the Company’s larger, realigned salesforce as they become fully trained and experienced with selling On-X products. The Company expects this salesforce will drive an increase in implants and will open additional hospitals to using On-X products.

CardioGenesis Cardiac Laser Therapy

Revenues from the Company’s CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, revenues from the sale of laser consoles. Revenues from cardiac laser therapy decreased 7% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Revenues from the sale of laser consoles were zero and $69,000 for the three months ended March 31, 2016 and 2015, respectively. Revenues from the sale of handpieces decreased 7% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This decrease was primarily due to a 12% decrease in unit shipments of handpieces, which decreased revenues by 11%, partially offset by an increase in average sales prices, which increased revenues by 4%.

The decrease in handpiece revenues for the three months ended March 31, 2016 was primarily due to a reduction in procedure volume, which can vary from quarter to quarter due to physician case volume and patient-specific factors, which can determine whether cardiac laser therapy can be used adjunctively with cardiac bypass surgery.

The Company expects that cardiac laser therapy revenues will decrease for the full year of 2016, as compared to the full year of 2015, due to a projected decrease in laser console sales. Revenues from laser console sales are difficult to predict as laser sales can vary significantly from quarter to quarter due to the long lead time required to generate sales of capital equipment.

PerClot

Revenues from the sale of PerClot increased 2% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to a 9% increase in revenues due to an increase in volume, partially offset by a decrease in average selling prices, which decreased revenues by 6%, and the unfavorable effect of foreign currency exchange, which decreased revenues by 1%.

Revenues during these periods were largely for sales in certain international markets, as PerClot was only distributed domestically from August 2014 to March 2015 as discussed in Note 7 of the “Notes to Summary Consolidated Financial Statements.” The volume increase for the three months ended March 31, 2016 was primarily due to sales increases in the Company’s direct markets in Europe, largely due to sales in France and increasing usage in gynecology procedures. This increase was partially offset by a decrease in PerClot sales to domestic markets, as the Company is no longer distributing PerClot in the U.S.

The decrease in average selling prices for the three months ended March 31, 2016 was primarily due to price reductions to certain distributors in Europe, as a result of pricing pressures from competitive products.

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the U.S. Food and Drug Administration (“FDA”) regarding the trial protocol. Discussions with the FDA are ongoing and depending on the outcome of these discussions and the Company’s final decisions concerning resumption of the trial, the Company could receive Premarket Approval (“PMA”) from the FDA in 2019.

PhotoFix

PhotoFix revenues increased 122% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to an increase in units sold, which increased revenues by 132%, partially offset by a decrease in average sales prices, which decreased revenues by 10%. The increase in volume is primarily due to an increase in the number of implanting physicians when compared to the prior year period, as the Company launched its distribution of PhotoFix in the first quarter of 2015.

PhotoFix is distributed in the U.S. for use in intracardiac repair, including ventricular repair and atrial repair, great vessel repair and suture line buttressing, and pericardial closure.

HeRO Graft

On February 3, 2016 the Company sold its HeRO Graft product line to Merit, and the Company agreed to continue to manufacture the HeRO Graft for Merit for up to six months under a transition supply agreement.

Revenues from HeRO Grafts include revenues related to the sale of vascular grafts, venous outflow components, and accessories, which are generally sold together as a kit. Revenues include sales to hospitals through February 3, 2016 and to Merit after that date. HeRO Graft revenues decreased 24% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This decrease was primarily due to a decrease in average sales prices, which decreased revenues by 48%, partially offset by a 10% increase in number of kits sold, which increased revenues by 24%.

The decrease in HeRO Graft average selling prices and the increase in volume for the three months ended March 31, 2016 were primarily due to sales of HeRO Graft to Merit under the transition supply agreement. These sales are at lower average prices than the Company’s previous sales to hospitals at end-user prices. The volume of sales also increased as the Company produced HeRO Grafts at an increased rate so that Merit has sufficient inventory during the transition of manufacturing operations. Management anticipates that sales to Merit under the transition supply agreement will conclude during the second quarter of 2016.

ProCol

On March 18, 2016 the Company sold its ProCol product line to LeMaitre. ProCol revenues increased 7% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to a 15% increase in units sold, which increased revenues by 10%, partially offset by a decrease in average sales prices, which decreased revenues by 3%. Sales of ProCol ceased on March 18, 2016, the date of the product line sale to LeMaitre.

Preservation Services

Revenues from preservation services increased 11% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. A detailed discussion of the changes in cardiac and vascular preservation services revenues is presented below.

During 2014 the Company made significant changes to various tissue processing and quality procedures, which resulted in a decrease in tissue processing throughput and an increase in the Company’s cost of processing tissues. These factors impacted revenues and costs during 2015 as the Company continued to ship tissues that were processed in 2014. In 2015 the Company reviewed and modified its procedures as part of its ongoing compliance efforts and in an effort to improve tissue processing throughput and reduce costs. The Company expects to continue these efforts as part of its ongoing commitments to quality and efficiency. As a result of these efforts, tissue availability began to increase in the second half of 2015, particularly vascular tissue availability as discussed further below, and the cost of tissue processing decreased.

Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three months ended March 31, 2016.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, decreased 4% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This decrease was primarily due to a 4% decrease in unit shipments of cardiac tissues, which decreased revenues by 7%, partially offset by an increase in average service fees, which increased revenues by 3%.

The decrease in cardiac volume for the three months ended March 31, 2016 was primarily due to a decrease in the volume of pulmonary valve shipments, particularly pediatric sized valves which are often not available in sufficient quantities to fully meet the demand for these valves. This decrease in cardiac tissue shipments was due to the timing of tissue releases as compared to the prior year periods, which were unfavorably impacted by reduced tissue availability.

The increase in average service fees for the three months ended March 31, 2016 was primarily due to list fee increases in domestic markets and due to the routine negotiation of pricing contracts with certain customers.

The Company’s cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. The Company’s cardiac tissues are primarily distributed in domestic markets.

Vascular Preservation Services

Revenues from vascular preservation services increased 23% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to an 8% increase in unit shipments of vascular tissues, which increased revenues by 16% and an increase in average service fees, which increased revenues by 7%.

The increase in volume for the three months ended March 31, 2016 was primarily due to increases in shipments of saphenous veins, due to improving tissue availability as discussed above.

The increase in average service fees for the three months ended March 31, 2016 was primarily due to fee differences due to physical characteristics of vascular tissues, list fee increases in domestic markets, and the routine negotiation of pricing contracts with certain customers.

The majority of the Company’s vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. These tissues are primarily distributed in domestic markets.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended March 31,

	2016	2015

Cost of products	$7,003	$5,033

Cost of products increased 39% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Cost of products in 2016 and 2015 includes costs related to BioGlue, BioFoam, CardioGenesis cardiac laser therapy, PerClot, PhotoFix, HeRO Grafts, and ProCol. Cost of products in 2016 also includes costs related to On-X.

The increase in cost of products in the three months ended March 31, 2016 was primarily due to sales of On-X products following the Company’s acquisition of On-X on January 20, 2016. Cost of products in the three months ended March 31, 2016 includes $565,000 in acquisition inventory basis step-up expense, related to the On-X inventory fair value adjustment recorded in purchase accounting. Cost of products in the three months ended March 31, 2015 included the write-down of PerClot inventory manufactured for the U.S. market following the Company’s cessation of marketing, sales, and distribution of PerClot in the U.S. during that quarter.

Cost of Preservation Services

	Three Months Ended March 31,

	2016	2015

Cost of preservation services	$8,392	$9,131

Cost of preservation services decreased 8% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three months ended March 31, 2016 primarily due to a decrease in the per unit cost of processing tissues, as a result of processing changes implemented in 2015, as discussed in “Preservation Services” above. This was partially offset by an increase in the unit shipments of vascular tissue in 2016. The Company expects that the per unit cost of processing tissues will decrease in the first half of 2016 when compared to the first half of 2015, as a result of these processing improvements.

Gross Margin

	Three Months Ended March 31,

	2016	2015

Gross margin	$27,621	$19,667
Gross margin as a percentage of total revenues	64%	58%

Gross margin increased 40% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Gross margin as a percentage of total revenues in the three months ended March 31, 2016 increased, as compared to the three months ended March 31, 2015. These increases were primarily due to a decrease in the per unit cost of processing tissues, as discussed above, and a change in the product and tissue mix, as the addition of On-X revenues increased the Company’s product revenues, which generate higher margins than the Company’s tissue preservation services. The gross margin and gross margin as a percentage of total revenues for the three months ended March 31, 2015 were impacted by the write-down of PerClot inventory, as discussed above.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended March 31,

	2016	2015

General, administrative, and marketing expenses	$26,274	$18,969
General, administrative, and marketing expenses as a percentage of total revenues	61%	56%

General, administrative, and marketing expenses increased 39% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

General, administrative, and marketing expenses for the three months ended March 31, 2016 included $5.6 million in transaction and integration costs primarily related to the acquisition of On-X on January 20, 2016, which include, among other costs, expenses related to the termination of international and domestic distribution agreements. The Company also incurred additional general, administrative, and marketing expenses during the quarter related to the expanded sales staff and the ongoing operations of On-X, and the effect of this increase will continue throughout 2016.

Research and Development Expenses

	Three Months Ended March 31,

	2016	2015

Research and development expenses	$2,609	$2,252
Research and development expenses as a percentage of total revenues	6%	7%

Research and development expenses increased 16% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Research and development spending in these periods was primarily focused on clinical work with respect to PerClot, the Company’s tissue processing, On-X products, and BioGlue and BioFoam.

Gain from Sale of Business Components

Gain on sale of business components for the three months ended March 31, 2016 consisted of the net of an $8.8 million gain on the HeRO Sale and an $845,000 loss on the ProCol Sale, as discussed in Recent Events above. The Company sold its HeRO Graft and ProCol product lines during the first quarter of 2016 as part of its strategic shift to have a greater focus on selling the Company’s expanded portfolio of cardiac surgery products.

Earnings

	Three Months Ended March 31,

	2016	2015

Income (loss) before income taxes	$6,057	$(1,773)
Income tax expense (benefit)	3,516	(1,499)

Net income (loss)	$2,541	$(274)

Diluted income (loss) per common share	$0.08	$(0.01)

Diluted weighted-average common shares outstanding	31,771	27,523

Income before income taxes increased in the three months ended March 31, 2016, as compared to the loss before income taxes in the three months ended March 31, 2015. The increase in income before income taxes for the three months ended March 31, 2016 was primarily due to the gain on disposal of business components, particularly the HeRO Sale, and due to an increase in revenues and gross margins as a result of the acquisition of On-X, partially offset by an increase in general, administrative, and marketing expenses, as discussed above.

The Company’s effective income tax rate was approximately 58% for the three months ended March 31, 2016, as compared to 85% for the three months ended March 31, 2015.

The Company’s income tax rate for the three months ended March 31, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition and by book-to-tax basis differences related to the HeRO Sale.

The Company’s income tax rate for the three months ended March 31, 2015 was unfavorably affected by the absence of the domestic production activities deduction, as the Company did not anticipate being eligible for this deduction in 2015, and by other permanent book/tax differences, which were expected to have a proportionally larger impact in 2015 than in the current year when compared to the Company’s estimates of pretax book income. The Company’s income tax rate for the three months ended March 31, 2015 did not include an anticipated benefit from the research and development tax credit, as this credit had not yet been enacted at that time.

Net income and diluted income per common share increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the increase in income before income taxes, partially offset by an increase in income tax expense as discussed above.

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

The Company does not believe the demand for CardioGenesis cardiac laser therapy is seasonal, as the Company’s data does not indicate a significant trend.

The Company is uncertain whether the demand for On-X products, PerClot, or PhotoFix will be seasonal, as these products have not fully penetrated many markets and, therefore, the nature of any seasonal trends may be obscured.

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

Liquidity and Capital Resources

Net Working Capital

At March 31, 2016 net working capital (current assets of $129.2 million less current liabilities of $24.8 million) was $104.4 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, compared to net working capital of $90.1 million and a current ratio of 6 to 1 at December 31, 2015.

Overall Liquidity and Capital Resources

The Company’s largest cash requirement for the three months ended March 31, 2016 was cash used to fund the acquisition of On-X. To a lesser extent, the Company’s cash requirements included capital expenditures for facilities and equipment and for working capital needs. The Company funded its cash requirements by issuing debt in the form of a new $75 million term loan, discussed further below, through the sale of certain components of the Company’s business, the Company’s existing cash reserves, and its operating activities, which generated cash during the period.

The Company believes that its cash from operations and existing cash and cash equivalents will enable the Company to meet its current operational liquidity needs for at least the next twelve months. The Company’s future cash requirements are expected to include cash to fund the purchase of the PhotoFix technology, interest and principle payments under our debt agreement, the PerClot clinical trials, additional research and development expenditures, for general working capital needs, for capital expenditures, and for other corporate purposes. These items may have a significant effect on the Company’s cash flows during 2016. Subject to the terms of its credit facility and other obligations of the Company, the Company may seek additional borrowing capacity or financing, pursuant to its current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If the Company undertakes any further significant business development activity in 2016, it may need to finance such activities by drawing down monies under its credit agreement, discussed below, obtaining additional debt financing, or using a registration statement to sell equity securities.

Significant Sources and Uses of Liquidity

On January 20, 2016 the Company completed its acquisition of On-X, an Austin, Texas-based, privately held mechanical heart valve company, which is being operated as a wholly-owned subsidiary of CryoLife. The purchase price of the transaction totaled approximately $128.2 million, consisting of cash of $93.6 million and 3,703,699 shares of CryoLife common stock, with a value of $34.6 million as determined on the date of the closing. This purchase price is subject to several potential adjustments, which have not yet been finalized.

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

On February 3, 2016 the Company sold its HeRO Graft product line to Merit for $18.5 million in cash, of which $17.8 million had been received by March 31, 2016. On March 18, 2016 the Company sold its ProCol Vascular Bioprosthesis distribution rights and purchase option to LeMaitre for $2.0 million in cash, all of which was received by March 31, 2016. The Company recorded a pre-tax gain of approximately $8.8 million on the HeRO Sale and a pre-tax loss of approximately $845,000 on the ProCol Sale.

On April 13, 2016 the Company exercised its right to acquire the PhotoFix technology from GBI for $2.3 million. The Company anticipates allocating the majority of the purchase price to intangible assets. GBI will continue to manufacture PhotoFix until the Company is able to establish manufacturing operations.

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. Discussions with the FDA are ongoing and depending on the outcome of these discussions and the Company’s final decisions concerning resumption of the trial, the Company could receive Premarket Approval (“PMA”) from the FDA in 2019.

The Company acquired net operating loss carryforwards from its acquisitions of On-X, Hemosphere, Inc. (“Hemosphere”), and Cardiogenesis Corporation that the Company believes will reduce required cash payments for federal income taxes by approximately $6.0 million for the 2016 tax year.

As of March 31, 2016 approximately 4% of the Company’s cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $1.4 million for the three months ended March 31, 2016, as compared to $1.3 million for the three months ended March 31, 2015.

The Company uses the indirect method to prepare its cash flow statement and, accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the three months ended March 31, 2016 these non-cash items included $7.9 million in gain from sale of business components, partially offset by $1.9 million in depreciation and amortization expenses and $1.4 million in non-cash compensation. The gain from sale of business components is the gain on the HeRO Sale, partially offset by the loss on the ProCol Sale.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2016 these changes included favorable effects of $4.2 million due to the timing difference between recording receivables and the receipt of cash and $1.4 million in prepaid expenses and other assets, for which payments have already been made, partially offset by the unfavorable adjustment of $2.8 million due to increases in inventory balances and deferred preservation costs.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $67.2 million for the three months ended March 31, 2016, as compared to $1.6 million for the three months ended March 31, 2015. The current year cash used was primarily due to $91.2 million for the acquisition of On-X, net of cash acquired, partially offset by $19.8 million in proceeds from the sale of business components related to the HeRO Sale and the ProCol Sale and $5.0 million for the decrease in restricted cash.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $73.1 million for the three months ended March 31, 2016, as compared to cash used of $616,000 for the three months ended March 31, 2015. The current year cash provided was primarily due to $75.0 million in proceeds from the issuance of a term loan, which was used to finance, in part, the acquisition of On-X, partially offset by $2.3 million in debt issuance costs.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of March 31, 2016 were as follows (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations	$75,000	$1,406	$3,282	$3,751	$3,750	$5,156	$57,655
Operating leases	27,487	3,125	4,595	4,547	4,405	3,841	6,974
Interest payments	12,773	2,197	2,827	2,678	2,531	2,355	185
Purchase commitments	5,855	2,629	1,688	1,538	—	—	—
Contingent payments	1,000	—	—	—	1,000	—	—
Research obligations	944	820	75	11	12	13	13

Total contractual obligations	$123,059	$10,177	$12,467	$12,525	$11,698	$11,365	$64,827

The Company’s long-term debt obligations and interest payments result from scheduled principal payments and anticipated interest payments related to the Company’s Amended Debt Agreement.

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space, leases on Company vehicles, and leases on a variety of office equipment.

The Company’s purchase commitments include obligations from agreements with suppliers, one of which is the minimum purchase requirements for PerClot under the Distribution Agreement. Pursuant to the terms of the Distribution Agreement, the Company may terminate that agreement, including the minimum purchase requirements set forth in the agreement for various reasons, one of which is if the Company obtains FDA approval for PerClot. These minimum purchases are included in the table above through 2018, based on the assumption that CryoLife will not terminate the Distribution Agreement before it receives FDA approval for PerClot in 2019. However, if the Company does not obtain FDA approval for PerClot and chooses not to terminate the Distribution Agreement, CryoLife may have minimum purchase obligations of up to $1.75 million per year through the end of the contract term in 2025.

The contingent payments obligation includes payments that the Company may make if certain U.S. regulatory approvals and certain commercial milestones are achieved related to the Company’s transaction with SMI for PerClot.

The Company’s research obligations represent commitments for ongoing studies and payments to support research and development activities.

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, as no assessments have been made for specific litigation, and (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $2.0 million, as no specific assessments have been made by any taxing authorities.

Capital Expenditures

Capital expenditures were $820,000 and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures in the three months ended March 31, 2016 were primarily related to the routine purchases of computer software; manufacturing and tissue processing equipment; computer and office equipment; CardioGenesis cardiac laser therapy laser consoles; and leasehold improvements needed to support the Company’s business.

Risks and Uncertainties

See the risks identified in Part II, Item 1A of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $44.8 million and interest paid on the Company’s variable rate line of credit and $75 million term loan as of March 31, 2016. A 10% adverse change in interest rates, as compared to the rates experienced by the Company in the three months ended March 31, 2016, affecting the Company’s cash and cash equivalents, restricted cash and securities, and line of credit would not have a material effect on the Company’s financial position, profitability, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2016, affecting the Company’s balances denominated in foreign currencies, would not have had a material effect on the Company’s financial position, profitability, or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by the Company for the three months ended March 31, 2016, affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material effect on the Company’s financial position, profitability, or cash flows.

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

The Company’s management, including the Company’s President and CEO and the Company’s Executive Vice President of Finance, Chief Operating Officer, and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The Company’s Disclosure Controls have been designed to provide reasonable assurance of achieving their objectives.

The Company’s management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of March 31, 2016, the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. During the quarter ended March 31, 2016 there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending, or known by the Company to be contemplated, to which the Company is a party or to which any of its property is subject, that is required to be disclosed.

Item 1A.  Risk Factors.

Risks Relating To Our Business

We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting it.

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●	BioGlue is a mature product, our U.S. Patent for BioGlue expired in mid-2012, and our patents in most of the rest of the world for BioGlue expired in mid-2013. Other companies may use the inventions disclosed in the expired patents to develop and make competing products;

●	Other companies have obtained regulatory approval for competitive products from the FDA, and we expect commercialization of some of these competitive products in the U.S. in 2016. These companies have greater financial, technical, manufacturing, and marketing resources than we do and are well established in their markets. Companies other than these may also pursue regulatory approval for competitive products;

●	Competitors have obtained FDA approval for indications in which BioGlue has been used off-label and for which we cannot market BioGlue, which in the past has reduced addressable procedures for BioGlue, and such approvals could continue to reduce addressable procedures;

●	We may be unable to obtain regulatory approvals to commercialize BioGlue in certain countries other than the U.S. at the same rate as our competitors or at all. We also may not be able to capitalize on new regulatory approvals we obtain for BioGlue in countries other than the U.S., including approvals for new indications; and

●	BioGlue is the subject of adverse developments with regard to its safety, efficacy, or reimbursement practices, or our rights to manufacture and market this product are challenged.

We are significantly dependent on our revenues from tissue preservation services and are subject to a variety of risks affecting them.

Tissue preservation services are a significant source of our revenues. The following could materially adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

●	Source sufficient quantities of tissue from human donors. We rely primarily upon the efforts of third-party procurement organizations, tissue banks, most of which are not-for-profit, and others to educate the public and foster a willingness to donate tissue. Factors beyond our control such as regulatory changes, negative publicity concerning methods of tissue recovery or disease transmission from donated tissue, or public opinion of the donor process as well as our own reputation in the industry can negatively impact the supply of tissue;

●	Process donated tissue cost effectively or at all due to factors such as employee turnover, ineffective or inefficient operations, or an insufficiently skilled workforce;

●	Compete effectively with a major non-profit competitor in tissue preservation services, as it may have advantages over us in terms of cost structure, pricing, and sourcing tissue; or

●	Mitigate sufficiently the risk that processed tissue cannot be sterilized and hence carries an inherent enhanced risk of infection or disease transmission; there is no assurance that our quality controls will be adequate to mitigate such risk.

In addition, U.S. and foreign governments and regulatory agencies have adopted restrictive laws, regulations, and rules that apply to our tissue preservation services. These include:

●	The National Organ Transplant Act of 1984 or “NOTA”, which prohibits the acquisition or transfer of human organs for valuable consideration for use in human transplantation, but allows for the payment of reasonable expenses associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of human organs;

●	U.S. Department of Labor, Occupational Safety and Health Administration and U.S. Environmental Protection Agency requirements for prevention of occupational exposure to infectious agents and hazardous chemicals and protection of the environment; and

●	European Union directives, called the EUCTD, which require that countries in the European Economic Area take responsibility for regulating tissues and cells through a Competent Authority.

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

On January 20, 2016, we acquired On-X, at a price of $130.0 million, subject to certain adjustments, which is the largest acquisition we have ever made, and pursuant to which we borrowed $75.0 million through a senior secured credit facility, subject to certain restrictions on our business, and we issued shares of common stock worth at the time approximately $34.6 million.

Our ability to realize the anticipated benefits of the On-X acquisition will depend, in large part, on our ability to integrate the On-X business into CryoLife, which can be a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of On-X into CryoLife. The integration process may disrupt both the CryoLife and On-X businesses and, if implemented ineffectively or impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the acquisition. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the acquisition could cause an interruption or loss of momentum in our existing activities and could adversely affect our profitability. In addition the overall integration of On-X into CryoLife may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management attention. The difficulties of integrating the operations of On-X into CryoLife include, among others, difficulties in:

●	Diverting management’s attention to integration matters;

●	Achieving anticipated business opportunities, growth prospects, cost savings and synergies;

●	Integrating the direct sales forces of On-X and CryoLife into a single salesforce to sell, with limited exception, the entire suite of products of the combined businesses;

●	Managing independent sales representative and distributor relationships, particularly internationally;

●	Moving to a direct sales model with the On-X product in markets in which CryoLife currently operates through a direct sales model;

●	Attracting and retaining key personnel;

●	Integrating operations and systems;

●	Resolving unanticipated or undisclosed pre-existing On-X liabilities;

●	Executing on existing On-X clinical trials; and

●	Retaining existing and obtaining new customers.

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

In 2010 and 2011, we entered into various agreements with SMI pursuant to which, among other things, we (a) may distribute PerClot in certain international markets and are licensed to manufacture PerClot in the U.S.; (b) acquired the technology to produce the key component in the manufacture of PerClot; and (c) obtained the exclusive right to pursue, obtain, and maintain FDA Premarket Approval for PerClot. The initial consideration under those SMI agreements was approximately $8.0 million paid in cash and stock. We made additional payments of $1.75 million through 2015 and may pay contingent amounts of up to an additional $1.0 million if certain U.S. regulatory and other commercial milestones are achieved. We may also pay SMI, subject to certain off-sets, royalties on our future sales of PerClot that we manufacture after December 31, 2015.

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

Enrollment in the IDE clinical trial in 2015 was slower than anticipated and we have currently suspended enrollment in the IDE pending discussions with the FDA regarding revisions to the IDE study protocol. Depending upon the outcome of these discussions, we may resume enrollment, but we would not anticipate FDA Premarket Approval until 2019. Under our agreements with SMI, we could lose our exclusive license to pursue, obtain, and maintain the Premarket Approval, if we do not secure such approval for PerClot by October of 2017. Should the FDA fail to approve any revised protocol, we may not be able to continue or may elect to discontinue the PerClot IDE. Finally, under the terms of our resolution with Medafor, we are precluded from marketing, selling or distributing PerClot in the U.S. until February 8, 2019, even if we obtain FDA Premarket Approval for PerClot before that date.

We will not be able to sell the surgical version of PerClot in the U.S. in future years unless, and until, we obtain FDA approval and only after the Medafor injunction has expired on February 8, 2019. Failure to obtain FDA approval could materially, adversely affect our financial condition, anticipated future revenues, and profitability. There is no guarantee that we will obtain FDA approval when anticipated, or at all. The estimated timing of regulatory approval for PerClot is based on factors beyond our control, including but not limited to, the timing of the FDA’s approval, if any, of a revised IDE protocol, the pace of enrollment in the IDE after enrollment is resumed, and the approval process may be delayed because of unforeseen scheduling difficulties and unfavorable results at various stages in the IDE or the process. Management may also decide to delay or terminate our pursuit of U.S. regulatory approval for PerClot at any time due to changing conditions in our Company, in the marketplace, or in the economy in general.

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

In 2014 we entered into an exclusive supply and distribution agreement for PhotoFix with Genesee BioMedical, Inc. (“GBI”). We also acquired the option to purchase the PhotoFix product line from GBI beginning in March 2015, which we exercised in

April 2016, and pursuant to which, we purchased the PhotoFix product line from GBI. We began distribution of PhotoFix in the first quarter of 2015 and will continue to sell it after the acquisition.

Simultaneously with our exercise of our option to purchase the PhotoFix product line, we entered into a Transition Supply Agreement with GBI, pursuant to which GBI will continue to manufacture product for us until we have completed the transfer of manufacturing operations to us (‘the Transition Period”). During the Transition Period, we are reliant on GBI to produce quality products in the quantities we and our customers require. If GBI experiences quality, supply, or production challenges, its products could be subject to recall or other quality action; its business operations and/or its facilities that make the products could be shut down temporarily or permanently, whether by government order, natural disaster, or otherwise; and there may not be sufficient product to enable us to meet demand. Even though we have exercised our purchase option, we may not be able to execute on the purchase in a manner that permits us to continue the manufacturing, marketing, or distribution of the product consistent with our current projections or within the time frame anticipated. Further, we may be unable to secure anticipated approvals from the FDA or international regulatory bodies to remove certain labelling restrictions or to be able to commercialize PhotoFix in key international markets, such as Europe. Any of these occurrences or actions could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

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

The manufacture and sale of medical devices and processing, preservation, and distribution of human tissues are highly complex and subject to significant quality and regulatory risks. Any of the following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●	Our products and tissues may be recalled or placed on hold by us, the FDA, or other regulatory bodies. For example, in 2002 the FDA issued an order related to our cardiac patch, vascular, and orthopaedic tissues processed from October of 2001 until August of 2002 and, pursuant to that order, we recalled these tissues or placed them on quarantine hold. We no longer process orthopaedic tissues due, in part, to this recall;

●	Our products and tissues allegedly have caused, and may in the future cause, injury to patients, which has exposed, and could in the future expose, us to product and tissue processing liability claims, and such claims could lead to additional regulatory scrutiny and inspections;

●	Our manufacturing and tissue processing operations are subject to regulatory scrutiny and inspections, including by the FDA and foreign regulatory agencies, and these agencies could require us to change or modify our manufacturing operations, processes, and procedures;

●	Regulatory agencies could reclassify or reevaluate our clearances and approvals to sell our products and distribute tissues; and

●	Adverse publicity associated with our products or processed tissues or our industry could lead to a decreased use of our products or tissues, additional regulatory scrutiny, and/or product or tissue processing liability lawsuits.

As an example of these risks, in January 2013 we received a warning letter from the FDA, related to the manufacture of our products and our processing, preservation, and distribution of human tissue, as well as a subsequent 2014 Form 483, after a re-inspection by the FDA related to the warning letter, that included observations concerning design and process validations, environmental monitoring, product controls and handling, corrective and preventive actions, and employee training. Despite an FDA re-inspection in the first quarter of 2015, after which the FDA closed out the warning letter issued in 2013, we remain subject to further inspections and oversight by the FDA and, if the FDA is not satisfied with our quality and regulatory compliance, it could institute a wide variety of enforcement actions, ranging from issuing additional Form 483s or warning letters, to more severe sanctions such as fines; injunctions; civil penalties; recalls of our products and/or tissues; operating restrictions; suspension of production; non-approval or withdrawal of approvals or clearances for new products or existing products; and criminal prosecution. Any further Form 483s, warning letters, recalls, holds, or other adverse action from the FDA may decrease demand for our products or tissues or cause us to write down our inventories or deferred preservation costs and could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

We are heavily dependent on our suppliers to provide quality materials and supplies.

The materials and supplies used in our product manufacturing and our tissue processing are subject to stringent quality standards and requirements, and many of these materials and supplies are subject to significant regulatory oversight and action. If materials or supplies used in our processes fail to meet these standards and requirements or are subject to recall or other quality action, an outcome could be the rejection or recall of our products or tissues and/or the immediate expense of the costs of the manufacturing or preservation. In addition, if these materials and supplies are recalled or the suppliers and/or their facilities that make them are shut down temporarily or permanently, whether by government order, natural disaster, or otherwise, there may not be sufficient materials or supplies available for purchase to allow us to manufacture our products or process tissues. Any of these occurrences or actions could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

We are dependent on sole source suppliers and single facilities.

Certain of the materials, supplies, and services that are key components of our product manufacturing or our tissue processing are sourced from single vendors. As a result, our ability to negotiate favorable terms with those vendors is limited, and if those vendors experience operational, financial, quality, or regulatory difficulties, or those vendors and/or their facilities cease operations temporarily or permanently, we could be forced to cease product manufacturing or tissue processing until the vendors resume operations or alternative vendors could be identified and qualified. We could also be forced to purchase alternative materials, supplies, or services with unfavorable terms due to diminished bargaining power. We also conduct substantially all of our operations at two facilities—Austin, Texas for our On-X heart valve products, and Kennesaw, Georgia for all of our other products. If one of these facilities ceases operations temporarily or permanently, due to natural disaster or other reason, our business could be substantially disrupted.

Our existing insurance coverage may be insufficient, and we may be unable to obtain insurance in the future.

Although we have insurance for product and tissue processing liabilities, securities, property, and general liabilities, it is possible that:

●	We could be exposed to product and tissue processing liability claims, and security claims greater than the amount that we have insured;

●	We may be unable to obtain future insurance policies in an amount sufficient to cover our anticipated claims at a reasonable cost or at all; or

●	Because we are not insured against all potential losses, natural disasters or other catastrophes could adversely impact our business.

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

The market for our products and services is intensely competitive, and significantly affected by new product introductions and activities of other industry participants. We face intense competition from other companies engaged in the following lines of business:

●	The sale of mechanical, synthetic, and animal-based tissue valves for implantation;

●	The sale of synthetic and animal-based patches for implantation;

●	The sale of surgical adhesives, surgical sealants, and hemostatic agents; and

●	The processing and preservation of human tissue.

In 2015, a significant percentage of market revenues from these products was generated by Baxter International Inc., Ethicon (a Johnson & Johnson Company), Medtronic, Inc., St. Jude Medical, Inc., LivaNova PLC, Edwards Life Sciences Corp., C.R., Bard, Inc., Integra Life Sciences Holdings, or LifeNet. Several of our competitors enjoy competitive advantages over us, including:

●	Greater financial and other resources for product research and development, sales and marketing, acquisitions, and patent litigation;

●	Enhanced experience in, and resources for, launching, marketing, distributing, and selling products;

●	Greater name recognition as well as more recognizable trademarks for products similar to the products that we sell;

●	More established record of obtaining and maintaining FDA and other regulatory clearances or approvals for products and product enhancements;

●	More established relationships with healthcare providers and payors;

●	Lower cost of goods sold or preservation costs; and

●	Larger direct sales forces and more established distribution networks.

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

Our strategic plan is focused on four growth vectors, primarily in the cardiac surgery segment, which are expected to drive our business in the near term. These growth vectors and their key elements are described below:

●	New Products – Drive growth through the rollout of the Company’s new products including the On-X heart valve and PhotoFixTM;

●	New Indications – Broaden the reach of certain of the Company’s products, including the On-X heart valve and BioGlue, with new or expanded approvals and indications in the U.S. or in international markets;

●	Global Expansion – Expand the Company’s current products and services into new markets, including emerging markets, and accelerate growth by developing new direct sales territories overseas; and

●

Business Development – Selectively pursue potential acquisition, licensing, or distribution rights of companies or technologies that complement CryoLife’s existing products, services, and infrastructure and expand our footprint in the cardiac surgery space, such as the recent acquisition of On-X and the PhotoFix product line, as well as divestitures of certain of our non-cardiac surgery product lines, such as the HeRO Graft and ProCol, to be able to focus better on expanding our cardiac surgery footprint.

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

One of our growth strategies is to selectively pursue potential acquisition, licensing, or distribution rights of companies or technologies that complement CryoLife’s existing products, services, and infrastructure. In connection with one or more of the acquisition transactions, we may:

●	Issue additional equity securities that would dilute our stockholders’ value;

●	Use cash that we may need in the future to operate our business;

●	Incur debt, including on terms that could be unfavorable to us or debt that we might be unable to repay;

●	Structure the transaction in a manner that has unfavorable tax consequences, such as a stock purchase that does not permit a step-up in the tax basis for the assets acquired;

●	Be unable to realize the anticipated benefits, such as increased revenues, cost savings, or synergies from additional sales;

●	Be unable to integrate, upgrade, or replace the purchasing, accounting, financial, sales, billing, employee benefits, payroll, and regulatory compliance functions of an acquisition target;

●	Be unable to secure or retain the services of key employees related to the acquisition;

●	Be unable to succeed in the marketplace with the acquisition; or

●	Assume material unknown liabilities associated with the acquired business.

As an example of these risks, we recently acquired On-X, which we financed by incurring further debt, using cash on hand, and issuing additional equity securities. This acquisition poses many of the same risks as set forth above.

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

Our indebtedness could:

●	Limit our ability to borrow money for our working capital, capital expenditures, development projects, strategic initiatives, or other purposes;

●	Require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

●	Limit our flexibility in planning for, or reacting to, changes in our operations or business;

●	Make us more vulnerable to downturns in our business, the economy, or the industry in which we operate;

●	Restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities; or

●	Expose us to the risk of increased interest rates as most of our borrowings are at a variable rate of interest.

The agreements governing our indebtedness contain restrictions that limit our flexibility in operating our business.

The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us, including restrictions or prohibitions on our ability to, among other things:

●	Incur or guarantee additional debt;

●	Pay dividends on or make distributions in respect of our share capital or make other restricted payments;

●	Repurchase or redeem capital stock or subordinated indebtedness;

●	Transfer or sell certain assets;

●	Create liens on certain assets;

●	Consolidate or merge with, or sell or otherwise dispose of all, or substantially all, of our assets to, other companies;

●	Enter into certain transactions with our affiliates;

●	Pledge the capital stock of any of our subsidiaries;

●	Enter into agreements which restrict our ability to pay dividends or incur liens;

●	Make material changes in our equity capital structure;

●	Engage in any line of business substantially different than that in which we are currently engaged; or

●	Make certain investments, including strategic acquisitions.

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

Under our existing credit agreement, we are required to satisfy and maintain specified financial ratios including a maximum consolidated leverage ratio and a minimum interest coverage ratio. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in our existing debt agreements could result in an event of default under such agreements, which, if not cured or waived, could have a material, adverse effect on our business, financial condition, and profitability. In the event of any default under our existing debt agreements, the holders of our indebtedness thereunder:

●	Will not be required to lend any additional amounts to us;

●	Could elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit, if applicable; or

●	Could require us to apply all of our available cash to repay such indebtedness.

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

The expansion of our international operations is subject to a number of risks which may vary significantly from the risks we face in our U.S. operations, including:

●	Difficulties and costs associated with staffing and managing foreign operations, including foreign distributor relationships and developing direct sales operations in key foreign countries;

●	Expanded compliance obligations, including with the Foreign Corrupt Practices Act, the U.K. Bribery Law, and local anti-corruption laws;

●	Broader exposure to corruption;

●	Overlapping and potentially conflicting international legal and regulatory requirements, as well as unexpected changes in international legal and regulatory requirements or reimbursement, policies and programs;

●	Longer accounts receivable collection cycles in certain foreign countries and additional cost of collection of those receivables;

●	Diminished protection for intellectual property and the presence of a growing number of generic or smaller competitors in some countries;

●	Changes in currency exchange rates, particularly fluctuations in the British Pound and Euro as compared to the U.S. Dollar;

●	Differing local product preferences and product requirements;

●	Adverse economic or political changes or political instability;

●	Potential trade restrictions, exchange controls, and import and export licensing requirements including tariffs; and

●	Potential adverse tax consequences of overlapping tax structures.

Our failure to adequately address these risks could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

We are dependent on our key personnel.

Our business and future operating results depend in significant part upon the continued contributions of our key personnel, including qualified personnel with medical device and tissue processing experience, and senior management, many of whom would be difficult to replace. Our business and future operating results, including production at our tissue processing facilities, also depend in significant part upon our ability to attract and retain qualified management, and tissue processing, marketing, sales, and support personnel for our operations. Our main facilities are in the Atlanta, Georgia area and Austin, Texas, where the local supply of qualified personnel in the medical device and tissue processing industries is limited. Competition for such personnel is intense, and we cannot ensure that we will be successful in attracting and retaining such personnel. If we lose any key employees, if any of our key employees fail to perform adequately, or if we are unable to attract and retain skilled employees as needed, this could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

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

We rely upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including, but not limited to, personal information, intellectual property and, in some instances, patient data). We have also outsourced elements of our operations to third parties, including elements of our information technology infrastructure and, as a result, we manage a number of independent vendor relationships with third parties who may or could have access to our confidential information. The complexity of our information technology and information security systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we have invested significantly in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. We have only limited cyber-insurance coverage for our On-X subsidiary that will not cover a number of the events described above and this insurance is subject to deductibles and coverage limitations, and we may not be able to maintain this insurance. We thus have no insurance for most of the claims that could be raised and, for those where we have coverage, those claims could exceed the limits of our coverage. Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities.

Health care policy changes, including U.S. health care reform legislation signed in 2010, may have a material, adverse effect on us.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payers to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material, adverse effect on our financial condition and profitability.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact will be from the law. The legislation imposed significant new taxes on medical device makers in the form of a 2.3 percent excise tax on all U.S. medical device sales that commenced in January 2013. Under the legislation, the total cost to the medical device industry was expected to be approximately $20 billion over 10 years. While this tax has been suspended for 2016 and 2017, there is no guarantee that it will not be reinstated. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions may have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what health care programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and profitability.

Our sales are affected by challenging domestic and international economic conditions and their constraining effect on hospital budgets, and demand for our products and tissue preservation services could decrease in the future, which could materially, adversely affect our business.

The demand for our products and tissue preservation services can fluctuate from time to time. In challenging economic environments, hospitals attempt to control costs by reducing spending on consumable and capital items, which can result in reduced demand for some of our products and services. If demand for our products or tissue preservation services decreases significantly in the future, our revenues, profitability, and cash flows would likely decrease, possibly materially. In addition, the manufacturing throughput of our products and the processing throughput of our preservation services would necessarily decrease, which would likely adversely impact our margins and, therefore, our profitability, possibly materially. Further, if demand for our products and/or tissue preservation services materially decreases in the future, we may not be able to ship our products and/or tissues before they expire, which would cause us to write down our inventories and/or deferred preservation costs.

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

Our growth and profitability will depend, in part, upon our ability to complete development of, and successfully introduce, new products and services, or expand upon existing indications, which requires that we invest significant time and resources to obtain required regulatory approvals, including significant investment of time and resources into clinical trials. Although we have conducted clinical studies on certain products and services under development, which indicate that such products and services may be effective in a particular application, we cannot be certain that we will be able to successfully execute on these clinical trials or that the results we obtain from clinical studies will be sufficient for us to obtain any required regulatory approvals or clearances. We cannot give assurance that the relevant regulatory agencies will clear or approve these or any new products and services, or new indications, on a timely basis, if ever, or that the new products and services, or new indications, will adequately meet the requirements of the applicable market or achieve market acceptance. We may encounter delays or rejections during any stage of the regulatory approval process if clinical or other data fails to satisfactorily demonstrate compliance with, or if the service or product fails to meet, the regulatory agency’s requirements for safety, efficacy, and quality. Those requirements may become more stringent due to changes in applicable laws, regulatory agency policies, or the adoption of new regulations. Clinical trials may also be delayed or halted due to the following, among other factors:

●	Unanticipated side effects;

●	Lack of funding;

●	Inability to locate or recruit clinical investigators;

●	Inability to locate, recruit, and qualify sufficient numbers of patients;

●	Redesign of clinical trial programs;

●	Inability to manufacture or acquire sufficient quantities of the product, tissues, or any other components required for clinical trials;

●	Changes in development focus; or

●	Disclosure of trial results by competitors.

Our ability to complete the development of any of our products and services is subject to all of the risks associated with the commercialization of new products and services based on innovative technologies. Such risks include unanticipated technical or other problems, manufacturing or processing difficulties, and the possibility that we have allocated insufficient funds to complete such development. Consequently, we may not be able to successfully introduce and market our products or services, or we may not be able to do so on a timely basis. These products and services may not meet price or performance objectives and may not prove to be as effective as competing products and services.

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

All of these could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

The success of certain of our products and preservation services depends upon relationships with healthcare professionals.

If we fail to maintain our working relationships with healthcare professionals, many of our products and preservation services may not be developed and marketed to appropriately meet the needs and expectations of the professionals who use and support our products and preservation services. The research, development, marketing, and sales of many of our new and improved products and preservation services are dependent upon our maintaining working relationships with healthcare professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and preservation services. Healthcare professionals assist us as researchers, marketing and training consultants, product consultants, and speakers. If we are unable to maintain our relationships with these professionals and do not continue to receive their advice and input, the development and commercialization of our products and preservation services could suffer, which could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

If healthcare providers are not adequately reimbursed for procedures conducted with our products, or if reimbursement policies change adversely, we may not be successful in marketing and selling our products or preservation services.

Healthcare providers, facilities, and government agencies are unlikely to purchase our products or implant our tissues if they are not adequately reimbursed for these procedures. Unless a sufficient amount of peer-reviewed clinical data about our products and preservation services has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may impose restrictions on the procedures for which they will provide reimbursement. If healthcare providers cannot obtain sufficient reimbursement from third-party payors for our products or preservation services or the screenings conducted with our products, we may not achieve significant market acceptance. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing healthcare payment systems. Reimbursement, funding, and healthcare payment systems vary significantly by country. We may not obtain approvals for reimbursement in a timely manner or at all.

We are subject to various federal and state anti-kickback, self-referral, false claims privacy, and transparency laws, and similar laws, any breach of which could cause a material, adverse effect on our business, financial condition, and profitability.

Our relationships with physicians, hospitals and other healthcare providers are subject to scrutiny under various federal anti-kickback, self-referral, false claims, privacy and transparency laws and similar laws, often referred to collectively as healthcare compliance laws. Healthcare compliance laws are broad, can be ambiguous and are complex, and even minor inadvertent violations can give rise to claims that the relevant law has been violated. Possible sanctions for violation of these healthcare compliance laws include monetary fines, civil and criminal penalties, exclusion from federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers’ compensation programs, and TRICARE (the healthcare system administered by or on behalf of the U.S. Department of Defense for uniformed services beneficiaries, including active duty and their dependents, retirees and their dependents), and forfeiture of amounts collected in violation of such prohibitions. Any government investigation or a finding of a violation of these laws could result in a material, adverse effect on our business, financial condition, and profitability.

Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid, or other government-sponsored healthcare programs. We have entered into consulting agreements, speaker agreements, research agreements, and product development agreements with healthcare professionals, including some who may order our products or make decisions to use them. While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties. We have also adopted the AdvaMed Code of Conduct into our Code of Business Conduct, which governs our relationships with healthcare professionals, including our payment of travel and lodging expenses, research and educational grant procedures, and sponsorship of third-party conferences. In addition, we regularly conduct training sessions on these principles. However, there can be no assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws or that one or more of our employees or agents will not disregard the rules we have established. Because our strategy relies on the involvement of healthcare professionals who consult with us on the design of our products, perform clinical research on our behalf, or educate the market about the efficacy and uses of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with healthcare professionals who refer, or order, our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of the healthcare professionals we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally-funded healthcare programs, including Medicare and Medicaid, for non-compliance.

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

The scope and enforcement of all of these laws is uncertain and subject to rapid change, especially in light of the scarcity of applicable precedent and regulations. There can be no assurance that federal or state regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any investigation or challenge could have a material, adverse effect on our business, financial condition, and profitability. Any state or federal regulatory or enforcement review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in or interpretations of these laws, whether these changes will be retroactive or will have effect on a going-forward basis only.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Private Placement in Connection with On-X Merger

On January 20, 2016, in connection with the Company’s acquisition of On-X, pursuant to the On-X Merger Agreement, CryoLife issued 3,703,699 shares of common stock to eight holders of preferred stock of On-X who were accredited investors (the “On-X Accredited Investors”) in a private placement transaction, at an aggregate purchase price of approximately $34.6 million. The shares of common stock offered and sold in connection with the On-X acquisition were offered and sold in reliance upon exemptions from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The Merger Agreement contains representations to support the Company’s reasonable belief that the investors that are parties thereto had access to information concerning the Company’s operations and financial condition, the investors did not acquire the securities with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are “accredited investors” (as defined by Rule 501 under the Securities Act). The Company relied upon the representations made by the investors pursuant to the Merger Agreement in determining that such exemptions were available.

Pursuant to rights held by the On-X Accredited Investors pursuant to the Registration Rights Agreement dated January 20, 2016 by and among the On-X Accredited Investors and CryoLife, the Company registered for resale the shares of CryoLife common stock issued to the On-X Accredited Investors in a registration statement on Form S-3 (File No. 333-210046) which registration statement was declared effective by the SEC on March 29, 2016.

(c)	The following table provides information about purchases by the Company during the quarter ended March 31, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Common Stock and Common Stock Units

Total Number
			of Common Shares	Dollar Value
	Total Number of		Purchased as	of Common Shares
	Common Shares	Average Price	Part of Publicly	That May Yet Be
	and Common Stock	Paid per	Announced	Purchased Under the
Period	Units Purchased	Common Share	Plans or Programs	Plans or Programs
01/01/16 - 01/31/16	—	$—	—	$—
02/01/16 - 02/29/16	127,603	9.96	—	—
03/01/16 - 03/31/16	—	—	—	—

Total	127,603	9.96	—	—

The common shares purchased during the quarter ended March 31, 2016 were tendered to the Company in payment of the exercise price of outstanding options and taxes on stock compensation and were not part of a publicly announced plan or program.

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

10.1

Asset Purchase Agreement between Merit Medical System, Inc. and CryoLife, Inc., dated February 3, 2016. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 8, 2016.)

10.2

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

10.3

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

April 29, 2016
DATE