Form 10-Q
period 2016-06-30
CRYOLIFE INC
filed 2016-07-26
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                   Yes ☐                                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2016
Common Stock	34,110,017 Shares

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(Unaudited)		(Unaudited)
Revenues:
Products	$30,045	$19,918	$57,063	$39,309
Preservation services	17,038	15,608	33,036	30,048

Total revenues	47,083	35,526	90,099	69,357

Cost of products and preservation services:
Products	7,698	4,244	14,701	9,277
Preservation services	9,084	9,728	17,476	18,859

Total cost of products and preservation services	16,782	13,972	32,177	28,136

Gross margin	30,301	21,554	57,922	41,221

Operating expenses:
General, administrative, and marketing	22,436	19,327	48,710	38,296
Research and development	3,279	2,684	5,888	4,936

Total operating expenses	25,715	22,011	54,598	43,232

Gain from sale of business components	—	—	(7,915)	—

Operating income (loss)	4,586	(457)	11,239	(2,011)

Interest expense	797	30	1,514	60
Interest income	(18)	(12)	(30)	(15)
Gain on sale of Medafor investment	—	(891)	—	(891)
Other (income) expense, net	(58)	250	(167)	442

Income (loss) before income taxes	3,865	166	9,922	(1,607)
Income tax expense (benefit)	1,518	668	5,034	(831)

Net income (loss)	$2,347	$(502)	$4,888	$(776)

Income (loss) per common share:
Basic	$0.07	$(0.02)	$0.15	$(0.03)

Diluted	$0.07	$(0.02)	$0.15	$(0.03)

Dividends declared per common share	$—	$0.03	$—	$0.06

Weighted-average common shares outstanding:
Basic	32,010	27,713	31,519	27,619
Diluted	32,764	27,713	32,270	27,619

Net income (loss)	$2,347	$(502)	$4,888	$(776)
Other comprehensive (loss) income	(332)	342	(428)	225

Comprehensive income (loss)	$2,015	$(160)	$4,460	$(551)

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30,	December 31,
	2016	2015

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,935	$37,588
Restricted securities	753	830
Receivables, net	31,731	26,672
Inventories	25,389	14,643
Deferred preservation costs	26,898	24,741
Prepaid expenses and other	4,075	5,189

Total current assets	135,781	109,663

Property and equipment, net	16,416	11,484
Restricted cash	—	5,000
Goodwill	76,760	11,365
Patents, net	1,061	1,417
Trademarks and other intangibles, net	67,867	18,480
Deferred income taxes	—	18,188
Other	5,151	5,582

Total assets	$303,036	$181,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,204	$4,648
Accrued compensation	6,687	6,335
Accrued procurement fees	4,611	4,445
Accrued expenses and other	6,434	4,177
Current portion of long-term debt	1,802	—

Total current liabilities	24,738	19,605

Long-term debt	70,438	—
Deferred income taxes	1,596	—
Deferred rent obligations	2,368	1,735
Other	5,792	4,588

Total liabilities	104,932	25,928

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock (issued shares of 34,055 in 2016 and 29,766 in 2015)	341	298
Additional paid-in capital	182,144	142,888
Retained earnings	28,253	23,365
Accumulated other comprehensive loss	(504)	(76)
Treasury stock at cost (shares of 1,356 in 2016 and 1,265 in 2015)	(12,130)	(11,224)

Total shareholders’ equity	198,104	155,251

Total liabilities and shareholders’ equity	$303,036	$181,179

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 30,
	2016	2015

	(Unaudited)
Net cash flows from operating activities:
Net income (loss)	$4,888	$(776)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain from sale of business components	(7,915)	—
Depreciation and amortization	4,089	3,111
Non-cash compensation	2,869	3,174
Gain on sale of Medafor investment	—	(891)
Other non-cash adjustments to income	4,696	2,380

Changes in operating assets and liabilities:
Receivables	2,097	(326)
Inventories and deferred preservation costs	(4,373)	130
Prepaid expenses and other assets	(426)	(1,383)
Accounts payable, accrued expenses, and other liabilities	(87)	(225)

Net cash flows provided by operating activities	5,838	5,194

Net cash flows from investing activities:
Acquisition of On-X, net of cash acquired	(91,152)	—
Acquisition of PhotoFix technology	(1,226)	—
Proceeds from sale of business components	19,795	—
Decrease in restricted cash	5,000	—
Capital expenditures	(1,608)	(2,192)
Proceeds from sale of Medafor investment	—	891
Other	30	(487)

Net cash flows used in investing activities	(69,161)	(1,788)

Net cash flows from financing activities:
Proceeds from issuance of term loan	75,000	—
Repayment of term loan	(469)	—
Payment of debt issuance costs	(2,289)	—
Cash dividends paid	—	(1,700)
Proceeds from exercise of stock options and issuance of common stock	1,027	707
Other	(216)	(884)

Net cash flows provided by (used in) financing activities	73,053	(1,877)

Effect of exchange rate changes on cash	(383)	171

Increase in cash and cash equivalents	9,347	1,700

Cash and cash equivalents, beginning of period	37,588	33,375

Cash and cash equivalents, end of period	$46,935	$35,075

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2015 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of, and for the three and six months ended, June 30, 2016 and 2015 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 16, 2016.

2.  Financial Instruments

The following is a summary of the Company’s financial instruments measured at fair value (in thousands):

June 30, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$715	$—	$—	$715
Restricted securities:
Money market funds	753	—	—	753

Total assets	$1,468	$—	$—	$1,468

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$549	$—	$—	$549
Restricted securities:
Money market funds	830	—	—	830

Total assets	$1,379	$—	$—	$1,379

The Company used prices quoted from its investment management companies to determine the Level 1 valuation of its investments in money market funds.

3.  Cash Equivalents and Restricted Cash and Securities

The following is a summary of cash equivalents and restricted cash and securities (in thousands):

		Unrealized	Estimated
		Holding	Market
June 30, 2016	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$715	$—	$715
Restricted cash and securities:
Money market funds	753	—	753

		Unrealized	Estimated
		Holding	Market
December 31, 2015	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$549	$—	$549
Restricted cash and securities:
Cash	5,000	—	5,000
Money market funds	830	—	830

As of June 30, 2016 and December 31, 2015 $753,000 and $830,000, respectively, of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations. As of December 31, 2015 $5.0 million of the Company’s cash was designated as long-term restricted cash due to a financial covenant requirement under the Company’s debt agreement. As of June 30, 2016 the Company no longer had a financial covenant requirement for restricted cash under the Company’s amended debt agreement. See further discussion of the Company’s debt agreements in Note 11.

There were no gross realized gains or losses on cash equivalents in the three and six months ended June 30, 2016 and 2015. As of June 30, 2016 $753,000 of the Company’s restricted securities had a maturity date between three months and one year. As of December 31, 2015 $595,000 of the Company’s restricted securities had a maturity date within three months and $235,000 had a maturity date between three months and one year. As of December 31, 2015 $5.0 million of the Company’s long-term restricted cash had no maturity date.

4.  Acquisition of On-X Life Technologies

Overview

On December 22, 2015 the Company entered into an Agreement and Plan of Merger (“On-X Agreement”) to acquire On-X Life Technologies Holdings, Inc. (“On-X”), an Austin, Texas-based, privately held mechanical heart valve company, for approximately $130.0 million, subject to certain adjustments. The transaction closed on January 20, 2016, and On-X is being operated as a wholly owned subsidiary of CryoLife.

The On-X catalogue of products includes the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis (“AAP”). On-X also distributes CarbonAid CO2 diffusion catheters, manufactures Chord-X ePTFE sutures for mitral chordal replacement, and offers pyrolytic carbon coating services to other medical device manufacturers. CryoLife believes that the On-X products will fit well into its product portfolio of medical devices for cardiac surgery and believes there is a significant opportunity for CryoLife’s sales team to leverage their strong relationships with cardiac surgeons to introduce and to expand utilization of the On-X valves in the U.S. and internationally.

Accounting for the Transaction

The purchase price of the On-X transaction totaled approximately $128.2 million, consisting of cash of $93.6 million and 3,703,699 shares of CryoLife common stock, with a value of $34.6 million as determined on the date of the closing. This purchase price is subject to several potential adjustments, which have not yet been finalized. The Company’s preliminary allocation of the $128.2 million purchase price to On-X’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of January 20, 2016, is included in the table below. Goodwill is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is not deductible for tax purposes.

The preliminary purchase price allocation as of January 20, 2016 is as follows (in thousands):

Opening
Balance Sheet
Cash and cash equivalents	$2,472
Receivables	6,416
Inventories	12,924
Intangible assets	53,950
Goodwill	66,695
Other assets	6,200
Liabilities assumed	(20,440)

Total purchase price	$128,217

The preliminary allocation of the purchase price is based on preliminary valuations performed to determine the fair value of such assets as of the acquisition date. As the Company’s acquisition accounting is incomplete, the Company may adjust the amounts recorded as of June 30, 2016 to reflect any revised evaluations of the assets acquired or liabilities assumed. Goodwill from this transaction will be allocated to the Company’s medical devices segment.

CryoLife incurred transaction and integration costs of $6.5 million for the six months ended June 30, 2016 related to the acquisition, which include, among other costs, expenses related to the termination of international and domestic distribution agreements. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on the Company’s Summary Consolidated Statements of Operations and Comprehensive Income.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the six months ended June 30, 2016 and 2015, assuming the On-X acquisition had occurred as of January 1, 2015, are presented for comparative purposes below. These amounts are based on available information of the results of operations of On-X prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2015. The pro forma adjustments related to the acquisition of On-X are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented below and that impact could be material. This unaudited pro forma information does not project operating results post acquisition.

This preliminary pro forma information is as follows (in thousands, except per share amounts):

	Six Months Ended June 30,
	2016	2015

Total revenues	$91,726	$86,056
Net income (loss)	8,861	(6,634)

Pro forma income (loss) per common share - basic	$0.27	$(0.21)
Pro forma income (loss) per common share - diluted	$0.27	$(0.21)

Pro forma net income was calculated using a normalized tax rate of approximately 38%.

5.  Sales of Business Components

Divestiture of the HeRO Graft Product Line

On February 3, 2016 the Company sold its Hemodialysis Reliable Outflow Graft (“HeRO® Graft”) product line to Merit Medical Systems, Inc. (“Merit”) for $18.5 million in cash (“HeRO Sale”), of which $17.8 million was received on the transaction date. Under terms of the agreement, Merit acquired the HeRO Graft product line, including worldwide marketing rights, customer relationships, intellectual property, inventory, and certain property and equipment. The Company agreed to continue to manufacture the HeRO Graft under a transition supply agreement. The sales transfer to Merit was completed in the second quarter of 2016. Sales prices under the transition supply agreement are at lower average prices than the Company’s previous sales to hospitals at end-user prices. The disposal of the HeRO Graft is part of a strategic shift of the Company’s focus to selling its expanded portfolio of cardiac surgery products, including the On-X heart valve. The HeRO Graft product line was included as part of the Company’s Medical Devices segment. The Company recorded a pre-tax gain of approximately $8.8 million on the HeRO Sale.

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

In 2014 CryoLife acquired the exclusive worldwide distribution rights to ProCol from Hancock Jaffe Laboratories, Inc. (“Hancock Jaffe”). In accordance with the terms of the agreement with Hancock Jaffe, CryoLife made payments to Hancock Jaffe of $1.7 million during 2014 and $576,000 in January 2015. In exchange for these payments, CryoLife obtained the right to receive a designated amount of ProCol inventory for resale, portions of which the Company received in 2014, 2015, and 2016. CryoLife made additional payments of $1.2 million in the aggregate during 2015 and the first quarter of 2016. As of June 30, 2016 CryoLife had made a total of $3.4 million in payments to Hancock Jaffe and had received $1.7 million in inventory. The remaining $1.7 million in prepayments were settled as part of the ProCol Sale.

Disclosure of the HeRO Sale and the ProCol Sale

Financial Accounting Standards Board (“FASB”) ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, defines the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. The standard requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on the Company’s operations and financial results.

In the first quarter of 2016 the Company completed the HeRO Sale and the ProCol Sale. The Company received cash for these transactions and recorded the results of these sales in March 2016. Therefore, as of March 31, 2016 both transactions meet the disposed of by sale criteria under discontinued operations.

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

6.  PhotoFix Distribution Agreement and Acquisition

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

Accounting for the Transaction

On April 13, 2016 the Company exercised its right to acquire the PhotoFix technology from GBI for approximately $2.3 million, of which $1.2 million was paid in cash at closing, approximately $600,000 was previously provided to GBI as an advance under the distribution agreement, and approximately $400,000 is payable to GBI within 18 months of signing or earlier, subject to certain conditions. The Company’s preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired, based on their estimated fair values resulted in the allocation of the majority of the purchase price to amortizable intangible assets. GBI will continue to manufacture PhotoFix until the Company is able to establish manufacturing operations.

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

8.  Inventories and Deferred Preservation Costs

Inventories at June 30, 2016 and December 31, 2015 are comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015

Raw materials and supplies	$8,683	$ 8,590
Work-in-process	2,169	633
Finished goods	14,537	5,420

Total inventories	$25,389	$ 14,643

Deferred preservation costs at June 30, 2016 and December 31, 2015 are comprised of the following (in thousands):
	June 30,	December 31,
	2016	2015

Cardiac tissues	$13,980	$ 11,722
Vascular tissues	12,918	13,019

Total deferred preservation costs	$26,898	$ 24,741

The Company maintains consignment inventory of its On-X heart valves at domestic and international hospital locations to facilitate usage. The Company retains title to this consignment inventory until the valve is implanted, at which time the Company invoices the hospital. As of June 30, 2016 the Company had $4.3 million in consignment inventory, with approximately 80% in domestic locations and 20% in foreign locations.

9.  Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of June 30, 2016 and December 31, 2015 the carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	June 30,	December 31,
	2016	2015

Goodwill	$76,760	$ 11,365
Procurement contracts and agreements	2,013	2,013
Trademarks	840	860

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

As of June 30, 2016 and December 31, 2015 the value of the Company’s goodwill, all of which is related to its Medical Devices segment, is as follows (in thousands):

Medical Devices Segment
Balance as of December 31, 2015	$11,365
Goodwill from On-X acquisition	66,695
Goodwill allocated to sale of HeRO Graft product line	(1,200)
Goodwill allocated to sale of ProCol distribution rights and purchase option	(100)

Balance as of June 30, 2016	$76,760

Definite Lived Intangible Assets

As of June 30, 2016 and December 31, 2015 the gross carrying values, accumulated amortization, and approximate amortization period of the Company’s definite lived intangible assets are as follows (in thousands):

	Gross Carrying	Accumulated	Amortization
June 30, 2016	Value	Amortization	Period
Acquired technology	$38,478	$4,850	11	–	22	Years
Customer lists and relationships	29,140	1,441	13	–	22	Years
Distribution and manufacturing rights and know-how	4,059	1,388	11	–	15	Years
Patents	3,709	2,648			17	Years
Non-compete agreement	381	362			10	Years
Other	1,336	339			3	Years

	Gross Carrying	Accumulated	Amortization
December 31, 2015	Value	Amortization	Period
Acquired technology	$14,020	$4,954	11	–	16	Years
Patents	4,081	2,664			17	Years
Distribution and manufacturing rights and know-how	4,059	1,245	11	–	15	Years
Customer lists and relationships	3,370	1,054	13	–	17	Years
Non-compete agreement	381	343			10	Years
Other	1,583	210	3	–	5	Years

The increase in gross carrying value of the Company’s intangible assets as of June 30, 2016 when compared to December 31, 2015 is primarily due to the Company’s acquisitions of On-X and PhotoFix, partially offset by reductions due to the HeRO Sale. See Note 4 for further discussion of the acquisition of On-X, Note 6 for further discussion of the acquisition of PhotoFix, and Note 5 for further discussion of the HeRO Sale.

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on the Company’s Summary Consolidated Statement of Operations and Comprehensive Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Amortization expense	$1,156	$502	$2,118	$1,017

As of June 30, 2016 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder
	of 2016	2017	2018	2019	2020	2021
Amortization expense	$2,309	$4,575	$4,457	$4,114	$3,950	$3,927

10.  Income Taxes

Income Tax Expense

The Company’s effective income tax rate was approximately 39% and 51% for the three and six months ended June 30, 2016, respectively, as compared to 402% and 52% for the three and six months ended June 30, 2015, respectively. The Company’s income tax rate for the three and six months ended June 30, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition, which had a larger impact on the tax rate in the first quarter of 2016. The Company’s income tax rate for the six months ended June 30, 2016 was also unfavorably impacted by book/tax basis differences related to the HeRO Sale.

The Company’s income tax rate for the three months ended June 30, 2015 was unfavorably affected by changes in the Company’s estimated full year effective tax rate, which had a large impact when compared to the Company’s small pretax book income for the quarter. The Company’s income tax rate for the three and six months ended June 30, 2015 was unfavorably impacted by the absence of the domestic production activities deduction, and by other permanent book/tax differences, which had a proportionally large impact in 2015 due to the Company’s anticipated full year pretax book income for 2015. The Company’s income tax rate for the six months ended June 30, 2015 did not include an anticipated benefit from the research and development tax credit, as this credit had not yet been enacted at that time.

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

As of June 30, 2016 the Company maintained a total of $2.3 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and had a net deferred tax liability of $1.6 million. As of December 31, 2015 the Company had a total of $2.1 million in valuation allowances against deferred tax assets and a net deferred tax asset of $18.2 million.

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

Amended Debt Agreement

In connection with the closing of the On-X acquisition, discussed above in Note 4, on January 20, 2016 the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement (“Amended Debt Agreement”) with Capital One, National Association, who acquired GE Capital’s Healthcare Financial Services lending business in late 2015. The designated credit parties are Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association, collectively the (“Lending Parties”). The Amended Debt Agreement amended and restated the GE Credit Agreement discussed above and provides the Company with a senior secured credit facility in an aggregate principal amount of $95 million, which includes a $75 million term loan and a $20 million revolving credit facility (including a $4 million letter of credit sub-facility and a $3 million swing-line sub-facility). The $75 million term loan was used to finance, in part, the acquisition of On-X and will mature on January 20, 2021.

The Company and its domestic subsidiaries, subject to certain exceptions and exclusions, have guaranteed the obligations of the Amended Debt Agreement. Borrowings under the Amended Debt Agreement are secured by substantially all of the Company’s real and personal property.

The loans under the Amended Debt Agreement (other than the swing-line loans) bear interest, at the Company’s option, at either a floating rate equal to the base rate, as defined in the Amended Debt Agreement, plus a margin of between 1.75% and 2.75%, depending on the Company’s consolidated leverage ratio, or a per annum rate equal to LIBOR plus a margin of between 2.75% and 3.75%, depending on the Company’s consolidated leverage ratio. As of June 30, 2016 the aggregate interest rate was approximately 3.5%. Swing-line loans shall bear interest at a floating rate equal to the base rate plus a margin of between 1.75% and 2.75%, depending on the Company’s consolidated leverage ratio. The Company is obligated to pay an unused commitment fee equal to 0.50% of the un-utilized portion of the revolving loans. In addition, the Company is also obligated to pay other customary fees for a credit facility of this size and type. If and while a payment event of default exists, the Company is obligated to pay a per annum default rate of interest of 2.00% above the applicable interest rate on the past due principal amount of the loans outstanding. If and while a bankruptcy or insolvency event of default exists, the Company is obligated to pay a per annum default rate of interest of 2.00% above the applicable interest rate on all loans outstanding.

Interest is due and payable, with respect to base rate loans, on a quarterly basis. Interest is due and payable, with respect to LIBOR loans, on the last day of the applicable interest period, if the interest period is shorter than six months, or on the last day of each three month interval, if the interest period is six months or greater.

The Amended Debt Agreement prohibits the Company from exceeding a maximum consolidated leverage ratio during the term of the Amended Debt Agreement and requires the Company to maintain a minimum interest coverage ratio. In addition, the Amended Debt Agreement contains certain customary affirmative and negative covenants, including covenants that limit the ability of the Company and its subsidiaries which are parties to the loan agreement to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments, merge or consolidate, change their business and accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. As of June 30, 2016 the Company was in compliance with the covenants of the Amended Debt Agreement.

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

The short-term and long-term balances of the Company’s term loan are as follows (in thousands):

	As of June 30,
	2016	2015

Term loan balance	$74,532	$—
Less unamortized loan origination costs	(2,292)	—

Total borrowed	72,240	—
Less short-term loan balance	(1,802)	—

Long-term loan balance	$70,438	$—

Interest Expense

Interest expense was $797,000 and $1.5 million for the three and six months ended June 30, 2016, respectively, and $30,000 and $60,000 for the three and six months ended June 30, 2015, respectively. Interest expense in the 2016 and 2015 periods included interest on debt and uncertain tax positions.

12.  Commitments and Contingencies

Liability Claims

The Company’s estimated unreported loss liability was $1.4 million as of both June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, the related recoverable insurance amounts were $628,000 and $600,000, respectively. The Company accrues its estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and records the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the liability as of June 30, 2016 could have been estimated to be as high as $3.1 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreements

The employment agreement of the Company’s Chairman, President, and Chief Executive Officer (“CEO”), Mr. J. Patrick Mackin, provides for a severance payment, which would become payable upon the occurrence of certain employment termination events, including termination by the Company without cause.

The employment agreement of the Company’s former President, CEO, and Executive Chairman, Mr. Steven G. Anderson, conferred certain benefits on Mr. Anderson upon his retirement or termination of employment in conjunction with certain change in control events. On April 9, 2015 Mr. Anderson retired from service as an employee of the Company and Chair of its Board of Directors, and entered into a separation agreement with the Company. The Company recorded expense of approximately $1.4 million related to Mr. Anderson’s separation agreement in the second quarter of 2015. The Company had remaining obligations due under Mr. Anderson’s separation agreement of $93,000 and $195,000 as of June 30, 2016 and December 31, 2015, respectively.

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

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. These discussions with the FDA resulted in two amendments to the trial protocol, the last of which was approved in July 2016. The Company anticipates resuming enrollment in the trial in the second half of 2016 and receiving Premarket Approval (“PMA”) from the FDA in 2019.

As of June 30, 2016 the Company had $1.5 million in prepaid royalties and $3.1 million in net intangible assets on the Company’s Summary Consolidated Balance Sheets related to the PerClot product line. If the Company does not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

13.  Shareholders’ Equity

Cash Dividends

The Company initiated a cash dividend in the third quarter of 2012 and paid the dividend quarterly until the Company’s Board of Directors discontinued dividend payments for the foreseeable future in December 2015. The Company paid dividend payments of $850,000 and $1.7 million for the three and six months ended June 30, 2015, respectively, from cash on hand. The dividend payments were recorded as a reduction to retained earnings on the Company’s Summary Consolidated Balance Sheets.

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

Equity Grants

During the six months ended June 30, 2016 the Compensation Committee of the Company’s Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 463,000 shares and had an aggregate grant date market value of $5.1 million. The PSUs granted in 2016 represent the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2016 was based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and trade accounts receivable days sales outstanding, each as defined in the PSU grant documents, for the 2016 calendar year. The Company currently believes that achievement of the performance component is probable, and it will reevaluate this likelihood on a quarterly basis.

During the six months ended June 30, 2015 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, including PSUs at target levels, together totaled 283,000 shares of common stock and had an aggregate grant date market value of $3.1 million. The PSUs granted in 2015 represented the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2015 was based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2015 calendar year. The PSUs granted in 2015 earned 127% of the target number of shares.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 384,000 and 290,000 shares to certain Company officers during the six months ended June 30, 2016 and 2015, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 38,000 shares in both the three and six months ended June 30, 2016 and 36,000 shares in both the three and six months ended June 30, 2015 through the ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	0.5 Years	4.75 Years	0.5 Years
Expected stock price volatility	N/A	0.30	0.40	0.30
Dividends	N/A	— %	—%	— %
Risk-free interest rate	N/A	0.49%	1.20%	0.49%

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	2.82 Years	0.5 Years	4.47 Years	0.5 Years
Expected stock price volatility	0.37	0.34	0.44	0.34
Dividends	1.17%	1.06%	1.10%	1.06%
Risk-free interest rate	0.78%	0.12%	1.40%	0.12%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

RSA, PSA, RSU, and PSU expense	$1,131	$1,625	$2,219	$2,490
Stock option and ESPP option expense	400	487	782	795

Total stock compensation expense	$1,531	$2,112	$3,001	$3,285

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, PSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to inventory costs and deferred preservation costs. The Company capitalized $75,000 and $132,000 in the three and six months ended June 30, 2016, respectively, and $75,000 and $111,000 in the three and six months ended June 30, 2015, respectively, of the stock compensation expense into its inventory costs and deferred preservation costs.

As of June 30, 2016 the Company had total unrecognized compensation costs of $7.0 million related to RSAs, PSAs, RSUs, and PSUs and $2.5 million related to unvested stock options, before considering the effect of expected forfeitures. As of June 30, 2016 this expense is expected to be recognized over a weighted-average period of 2.3 years for RSUs, 2.0 years for stock options, 1.8 years for RSAs, 1.3 years for PSUs, and 1.2 years for PSAs.

15.  Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic income (loss) per common share	2016	2015	2016	2015

Net income (loss)	$2,347	$(502)	$4,888	$(776)
Net (income) loss allocated to participating securities	(46)	11	(92)	19

Net income (loss) allocated to common shareholders	$2,301	$(491)	$4,796	$(757)

Basic weighted-average common shares outstanding	32,010	27,713	31,519	27,619

Basic income (loss) per common share	$0.07	$(0.02)	$0.15	$(0.03)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Diluted income (loss) per common share	2016	2015	2016	2015

Net income (loss)	$2,347	$(502)	$4,888	$(776)
Net (income) loss allocated to participating securities	(45)	11	(90)	19

Net income (loss) allocated to common shareholders	$2,302	$(491)	$4,798	$(757)

Basic weighted-average common shares outstanding	32,010	27,713	31,519	27,619
Effect of dilutive stock options and awards[a]	754	—	751	—

Diluted weighted-average common shares outstanding	32,764	27,713	32,270	27,619

Diluted income (loss) per common share	$0.07	$(0.02)	$0.15	$(0.03)

a       The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to income (loss) per common share. The Company also excluded common stock equivalents from stock awards from the calculation of diluted weighted-average common shares outstanding during periods of net losses because the inclusion of these common stock equivalents would be antidilutive to income (loss) per common share. Accordingly, stock options to purchase a weighted-average 631,000 and 572,000 shares for the three and six months ended June 30, 2016, respectively, and 795,000 and 716,000 shares for the three and six months ended June 30, 2015, respectively, were excluded from the calculation of diluted weighted-average common shares outstanding. Additionally, the Company excluded a weighted-average of 274,000 and 309,000 shares of common stock equivalents for outstanding stock awards for the three and six months ended June 30, 2015, respectively.

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

The following table summarizes revenues, cost of products and services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues:
Medical devices	$30,045	$19,918	$57,063	$39,309
Preservation services	17,038	15,608	33,036	30,048

Total revenues	47,083	35,526	90,099	69,357

Cost of products and preservation services:
Medical devices	7,698	4,244	14,701	9,277
Preservation services	9,084	9,728	17,476	18,859

Total cost of products and preservation services	16,782	13,972	32,177	28,136

Gross margin:
Medical devices	22,347	15,674	42,362	30,032
Preservation services	7,954	5,880	15,560	11,189

Total gross margin	$30,301	$21,554	$57,922	$41,221

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Products:
BioGlue and BioFoam	$16,187	$14,519	$31,503	$28,561
On-X	9,554	—	16,269	—
CardioGenesis cardiac laser therapy	1,860	1,943	3,844	4,080
PerClot	1,042	1,036	2,033	2,012
PhotoFix	490	343	871	515
HeRO Graft	912	1,744	2,325	3,604
ProCol	--	333	218	537

Total products	30,045	19,918	57,063	39,309

Preservation services:
Cardiac tissue	7,548	6,889	13,976	13,552
Vascular tissue	9,490	8,719	19,060	16,496

Total preservation services	17,038	15,608	33,036	30,048

Total revenues	$47,083	$35,526	$90,099	$69,357

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements give the Company’s current expectations or forecasts of future events. The words “could,” “may,” “might,” “will,” “would,” “shall,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future,” “assume,” and other similar expressions generally identify forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this Form 10-Q. Such forward-looking statements reflect the views of management at the time such statements are made and are subject to a number of risks, uncertainties, estimates, and assumptions, including, without limitation, in addition to those identified in the text surrounding such statements, those identified under “Risks and Uncertainties” and elsewhere in this Form 10-Q.

All statements included herein, other than statements of historical facts, that address activities, events, or developments that the Company expects or anticipates will or may occur in the future or that reflect the Company’s beliefs and/or expectations, are forward-looking statements, including statements about the following:

•	The market and growth opportunities for BioGlue in China;

•	The market and growth opportunities for the On-X mechanical heart valve, including the impact of disruptions to the sales channel during the initial integration period, the benefits of moving to a direct sales model in certain countries, and acceleration of growth after the initial integration period;

•	The significant opportunity for the Company’s now larger re-aligned sales team to become fully trained and leverage their strong relationships with cardiac surgeons to introduce and to expand utilization of the On-X heart valve in the U.S. and internationally;

•	The expected decrease in cardiac laser therapy revenues in 2016 relative to 2015, due to a projected decrease in laser console sales;

•	The plans, costs, and expected timelines regarding clinical trials to obtain U.S. regulatory approval for PerClot, the distribution of PerClot manufactured by SMI and the Company in certain markets, including in the U.S., the termination, if any, of the Company’s Distribution Agreement with SMI, and the payment, if any, of royalties to SMI under the License Agreement with SMI;

•	The anticipated sales for the remainder of 2016 of the HeRO Graft and ProCol Vascular Bioprosthesis after the disposal of the HeRO Graft product line and termination of the Transition Supply Agreement and after the sale of the Company’s distribution rights and purchase option for the ProCol Vascular Bioprosthesis;

•	2016 tissue preservation services revenues, cost of preservation services, and gross margins, including the impact on revenues, costs, and gross margins, tissues processed in 2014 and 2015, and the Company’s plans continuing into the future to improve tissue processing throughput and reduce costs, as well as tissue availability, timing of tissue releases, and other factors;

•	The revenue trends and trend estimates for the Company’s products and services for 2016, including the impact of foreign exchange on such trends and trend estimates and international distributor purchases;

•	The sales, costs of products, and gross margins of the Company’s products, including the factors affecting such sales and costs of products;

•	The seasonal nature of the demand for BioGlue and tissue preservation services, as well as uncertainties regarding the seasonal demand for most of its other products;

•	The Company having sufficient cash to meet its expected operational liquidity needs for at least the next twelve months, its expectations regarding future cash requirements, and the impact that the Company’s cash requirements for 2016 may have on its cash flows for 2016;

•	The potential impact of constraints imposed on the Company by its lenders under the existing credit facility;

•	The impact of certain adverse changes in interest rates or exchange rates on the Company’s financial position, profitability, or cash flows;

•	The impact of certain new accounting pronouncements; and

•	The revenue impact associated with the transition to a direct distribution model in certain foreign countries, particularly in France related to BioGlue and PerClot.

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

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, is a leader in medical device manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac surgical procedures. CryoLife’s medical devices include: BioGlue® Surgical Adhesive (“BioGlue”); BioFoam® Surgical Matrix (“BioFoam”); On-X valves and surgical products; CardioGenesis cardiac laser therapy product line, which includes a laser console system and single-use, fiber-optic handpieces, that are used for the treatment of coronary artery disease in patients with severe angina; PerClot®, an absorbable powdered hemostat, which the Company distributes internationally for Starch Medical, Inc. (“SMI”); and PhotoFix TM, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. The cardiac and vascular human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch tissue (“CryoPatch SG”), both of which are processed using CryoLife’s proprietary SynerGraft® technology.

The Company reported record revenues of $47.1 million in the three months ended June 30, 2016, a 33% increase from the quarter ended June 30, 2015. This increase was primarily due to the acquisition of On-X Life Technologies Holdings, Inc. (“On-X”) in January 2016, which the Company continued to integrate into its existing business and salesforce during the second quarter of 2016. In April 2016 the Company acquired the PhotoFix product line, as discussed further below. The acquisitions of On-X in January 2016 and PhotoFix in April 2016 are part of the Company’s focus on its portfolio of cardiac surgery products, predominantly products related to aortic and mitral valve repair and replacement surgery. See the “Results of Operations” section below for additional analysis of the three and six months ended June 30, 2016.

Acquisition of the PhotoFix Product Line

In 2014 CryoLife entered into an exclusive supply and distribution agreement with Genesee Biomedical, Inc. (“GBI”) to acquire the distribution rights to PhotoFix, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. Under the terms of the Company’s agreement with GBI, CryoLife had the option, which became effective in March 2015, to acquire the PhotoFix product line from GBI. On April 13, 2016 the Company acquired the PhotoFix technology from GBI for approximately $2.3 million. GBI will continue to manufacture PhotoFix until the Company is able to establish its own manufacturing operations, which is currently anticipated to occur by mid 2017.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2015. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company did not experience any significant changes during the quarter ended June 30, 2016 in any of its Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) amended its Accounting Standards Codification and created a new Topic 842, Leases. The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact the adoption of this standard will have on its financial position, results of operations, and cash flows.

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, and issued a subsequent amendment to the standard in March 2016 with ASU 2016-08. The original standard provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment to the standard clarifies implementation guidance on principal versus agent considerations. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, but does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operations, or cash flows.

Results of Operations

(Tables in thousands)

Revenues

			Revenues as a Percentage of
	Revenues for the		Total Revenues for the
	Three Months Ended		Three Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

Products:
BioGlue and BioFoam	$16,187	$14,519	35%	41%
On-X	9,554	—	20%	— %
CardioGenesis cardiac laser therapy	1,860	1,943	4%	5%
PerClot	1,042	1,036	2%	3%
PhotoFix	490	343	1%	1%
HeRO Graft	912	1,744	2%	5%
ProCol	—	333	— %	1%

Total products	30,045	19,918	64%	56%

Preservation services:
Cardiac tissue	7,548	6,889	16%	19%
Vascular tissue	9,490	8,719	20%	25%

Total preservation services	17,038	15,608	36%	44%

Total	$47,083	$35,526	100%	100%

			Revenues as a Percentage of
	Revenues for the		Total Revenues for the
	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

Products:
BioGlue and BioFoam	$31,503	$28,561	35%	41%
On-X	16,269	—	18%	--%
CardioGenesis cardiac laser therapy	3,844	4,080	4%	6%
PerClot	2,033	2,012	2%	3%
PhotoFix	871	515	1%	1%
HeRO Graft	2,325	3,604	3%	5%
ProCol	218	537	— %	1%

Total products	57,063	39,309	63%	57%

Preservation services:
Cardiac tissue	13,976	13,552	16%	19%
Vascular tissue	19,060	16,496	21%	24%

Total preservation services	33,036	30,048	37%	43%

Total	$90,099	$69,357	100%	100%

Revenues increased 33% and 30% for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively, primarily due to the acquisition of On-X in January 2016. A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2016 is presented below.

Products

Revenues from products increased 51% and 45% for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively, primarily due to the acquisition of On-X during the first quarter of 2016. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; On-X; CardioGenesis cardiac laser therapy; PerClot; PhotoFix; HeRO Graft; and ProCol is presented below.

The Company’s sales of certain products through its direct sales force to U.K. hospitals are denominated in British Pounds, and its sales to German, Austrian, French, and Irish hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. During 2015, the U.S. Dollar strengthened materially, as compared to the British Pound and Euro and, as a result, the Company’s revenues denominated in these currencies decreased when translated into U.S. Dollars. This trend continued during the six months ended June 30, 2016. Any further change in these exchange rates could have a material, adverse effect on the Company’s revenues denominated in these currencies. Additionally, the Company’s sales to many distributors around the world are denominated in U.S. Dollars and, although these sales are not directly impacted by the strong U.S. Dollar, the Company believes that its distributors may be delaying or reducing purchases of products in U.S. Dollars due to the relative price of these goods in their local currencies.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 11% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to an 8% increase in the volume of milliliters sold, which increased revenues by 11%. Revenues from the sale of BioGlue and BioFoam, increased 10% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to an 8% increase in the volume of milliliters sold, which increased revenues by 10%.

The increase in sales volume of surgical sealants for the three and six months ended June 30, 2016 was primarily due to sales of BioGlue in France. In 2015 the Company was in the process of transitioning the French market from a distributor to a direct sales model, and as a result, there were no shipments of BioGlue into France in the comparable period in 2015. To a lesser extent BioGlue revenues in the three and six months ended June 30, 2016 were affected by an increase in sales volume in domestic markets, as a result of the Company’s larger, realigned domestic salesforce, and a decrease in sales volume in Japan due to the timing of distributor ordering patterns based on stock levels and expected seasonal variations.

The Company received an expanded indication for BioGlue in Japan in mid-2015. The Company is currently seeking regulatory approval for BioGlue in China and, if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues accounted for 57% of total BioGlue revenues for both the three and six months ended June 30, 2016, and 58% and 60% of total BioGlue revenues for the three and six months ended June 30, 2015, respectively. BioFoam sales accounted for less than 1% of surgical sealant sales for each of the three and six months ended June 30, 2016 and 2015. BioFoam is approved for sale in certain international markets.

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

On-X combined pre- and post-acquisition revenues for the three and six months ended June 30, 2016 each increased approximately 7%, when compared to On-X’s pre-acquisition revenues for the three and six months ended June 30, 2015, respectively, despite disruptions in the sales channel caused by the transition to direct selling in various domestic and international markets that On-X previously served through distributors.

Management believes that the combined pre- and post-acquisition On-X revenues for the full year 2016 will increase over On-X’s pre-acquisition revenues in 2015, although revenues could be adversely impacted in any individual quarter by sales channel disruptions during the initial integration period. Management believes that the growth rate for On-X products will accelerate after this initial integration period due to the selling efforts of the Company’s larger, realigned salesforce as they become fully trained and experienced with selling On-X products. The Company expects this salesforce will drive an increase in implants and will open additional hospitals to using On-X products.

CardioGenesis Cardiac Laser Therapy

Revenues from the Company’s CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, revenues from the sale of laser consoles. Revenues from cardiac laser therapy decreased 4% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Revenues from the sale of laser consoles were zero for both the three months ended June 30, 2016 and 2015. Revenues from the sale of handpieces decreased 5% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This decrease was primarily due to a 6% decrease in unit shipments of handpieces, which decreased revenues by 7%, partially offset by an increase in average sales prices, which increased revenues by 2%.

Revenues from cardiac laser therapy decreased 6% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Revenues from the sale of laser consoles were zero and $69,000 for the six months ended June 30, 2016 and 2015, respectively. Revenues from the sale of handpieces decreased 6% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This decrease was primarily due to a 9% decrease in unit shipments of handpieces, which decreased revenues by 9%, partially offset by an increase in average sales prices, which increased revenues by 3%.

The decrease in handpiece revenues for the three and six months ended June 30, 2016 was primarily due to a reduction in procedure volume, which can vary from quarter to quarter due to physician case volume and patient-specific factors, which can determine whether cardiac laser therapy can be used adjunctively with cardiac bypass surgery.

The Company expects that cardiac laser therapy revenues will decrease for the full year of 2016 as compared to the full year of 2015, due to a projected decrease in laser console sales. Revenues from laser console sales are difficult to predict as laser console sales can vary significantly from quarter to quarter due to the long lead time required to generate sales of capital equipment.

PerClot

Revenues from the sale of PerClot increased 1% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to a 4% increase in revenues due to an increase in volume, partially offset by a decrease in average selling prices, which decreased revenues by 3%.

Revenues from the sale of PerClot increased 1% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to a 6% increase in revenues due to an increase in volume, partially offset by a decrease in average selling prices, which decreased revenues by 4%, and the unfavorable effect of foreign currency exchange, which decreased revenues by 1%.

The volume increase for the three and six months ended June 30, 2016 was primarily due to sales increases in the Company’s direct markets in Europe, largely due to sales in France and increasing usage in gynecology procedures.

The decrease in average selling prices for the three and six months ended June 30, 2016 was primarily due to price reductions to certain customers in Europe as a result of pricing pressures from competitive products.

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. These discussions with the FDA resulted in two amendments to the trial protocol, the last of which was approved in July 2016. The Company anticipates resuming enrollment in the trial in the second half of 2016 and receiving Premarket Approval (“PMA”) from the FDA in the first half of 2019.

PhotoFix

PhotoFix revenues increased 43% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to an increase in units sold, which increased revenues by 47%, partially offset by a decrease in average sales prices, which decreased revenues by 4%. PhotoFix revenues increased 69% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to an increase in units sold, which increased revenues by 75%, partially offset by a decrease in average sales prices, which decreased revenues by 6%. The increase in volume for both the three and six months ended June 30, 2016 is primarily due to an increase in the number of implanting physicians when compared to the prior year period, as the Company launched its distribution of PhotoFix in the first quarter of 2015.

PhotoFix is distributed in the U.S. for use in intracardiac repair, including ventricular repair and atrial repair, great vessel repair and suture line buttressing, and pericardial closure.

HeRO Graft

On February 3, 2016 the Company sold its HeRO Graft product line to Merit Medical Systems, Inc. (“Merit”), and the Company agreed to continue to manufacture the HeRO Graft for Merit for up to six months under a transition supply agreement.

Revenues from HeRO Grafts include revenues related to the sale of vascular grafts, venous outflow components, and accessories, which are generally sold together as a kit. Revenues include sales to hospitals through February 3, 2016 and to Merit after that date. HeRO Graft revenues decreased 48% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This decrease was primarily due to a decrease in average sales prices, which decreased revenues by 81%, partially offset by a 41% increase in number of kits sold, which increased revenues by 33%. HeRO Graft revenues decreased 35% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This decrease was primarily due to a decrease in average sales prices, which decreased revenues by 64%, partially offset by a 25% increase in number of kits sold, which increased revenues by 29%.

The decrease in HeRO Graft average selling prices and the increase in volume for the three and six months ended June 30, 2016 were primarily due to sales of HeRO Graft to Merit under the transition supply agreement. These sales are at lower average prices than the Company’s previous sales to hospitals at end-user prices. The volume of sales also increased as the Company produced HeRO Grafts at the request of Merit. The sales transfer to Merit was completed in the second quarter of 2016; therefore, no further HeRO Graft sales are anticipated in future periods.

ProCol

On March 18, 2016 the Company sold its ProCol product line to LeMaitre Vascular, Inc. (“LeMaitre”), at which time the Company ceased sales of these products.

Preservation Services

Revenues from preservation services increased 9% and 10% for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively. A detailed discussion of the changes in cardiac and vascular preservation services revenues is presented below.

During 2014 the Company made significant changes to various tissue processing and quality procedures, which resulted in a decrease in tissue processing throughput and an increase in the Company’s cost of processing tissues. These factors adversely impacted revenues and costs during 2015 as the Company continued to ship tissues that were processed in 2014. In 2015 the Company reviewed and modified its procedures as part of its ongoing compliance efforts and in an effort to improve tissue processing throughput and reduce costs. The Company expects to continue these efforts as part of its ongoing commitments to quality and efficiency. As a result of these efforts, tissue availability began to increase in the second half of 2015, particularly vascular tissue availability as discussed further below, and the cost of tissue processing decreased.

Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and six months ended June 30, 2016.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, increased 10% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to a 9% increase in unit shipments of cardiac tissues, which increased revenues by 6%, and an increase in average service fees, which increased revenues by 4%.

Revenues from cardiac preservation services increased 3% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to an increase in average service fees, which increased revenues by 3%.

The increase in cardiac volume for the three months ended June 30, 2016 was primarily due to an increase in the volume of cardiac patch shipments. The increase in average service fees for the three and six months ended June 30, 2016 was primarily due to list fee increases in domestic markets and the routine negotiation of pricing contracts with certain customers.

The Company’s cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. The Company’s cardiac tissues are primarily distributed in domestic markets.

Vascular Preservation Services

Revenues from vascular preservation services increased 9% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily due to the effect of favorable tissue mix despite a 5% decrease in unit shipments of vascular tissues, which in the aggregate increased revenues by 5%, and an increase in average service fees, which increased revenues by 4%.

Revenues from vascular preservation services increased 16% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily due to the total effect of favorable tissue mix and a 1% increase in unit shipments of vascular tissues, which increased revenues by 10%, and an increase in average service fees, which increased revenues by 6%.

The favorable tissue mix for the three and six months ended June 30, 2016 was primarily due to a shift to long saphenous veins, at higher average fees, from shorter saphenous veins, as a result of improvements in tissue availability as discussed above.

The increase in average service fees for the three and six months ended June 30, 2016 was primarily due to fee differences due to physical characteristics of vascular tissues, list fee increases in domestic markets, and the routine negotiation of pricing contracts with certain customers.

The majority of the Company’s vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. These tissues are primarily distributed in domestic markets.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

Cost of products	$7,698	$4,244	$14,701	$9,277

Cost of products increased 81% and 58% for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively. Cost of products in 2016 and 2015 includes costs related to BioGlue, BioFoam, CardioGenesis cardiac laser therapy, PerClot, PhotoFix, HeRO Grafts, and ProCol. Cost of products in 2016 also includes costs related to On-X.

The increase in cost of products in the three and six months ended June 30, 2016 was primarily due to sales of On-X products following the Company’s acquisition of On-X in January 2016. Cost of products in the three and six months ended June 30, 2016 includes $902,000 and $1.5 million, respectively, in acquisition inventory basis step-up expense, related to the On-X inventory fair value adjustment recorded in purchase accounting. Cost of products in the six months ended June 30, 2015 included the write-down of PerClot inventory manufactured for the U.S. market following the Company’s cessation of marketing, sales, and distribution of PerClot in the U.S. during that quarter.

Cost of Preservation Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

Cost of preservation services	$9,084	$9,728	$17,476	$18,859

Cost of preservation services decreased 7% for both the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three and six months ended June 30, 2016 primarily due to a decrease in the per unit cost of processing tissues, as a result of processing changes implemented in 2015, as discussed in “Preservation Services” above. This was partially offset by an increase in the unit shipments of tissues in 2016. The Company expects that the per unit cost of processing tissues will decrease for the full year of 2016 when compared to 2015, as a result of these processing improvements.

Gross Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

Gross margin	$30,301	$21,554	$57,922	$41,221
Gross margin as a percentage of total revenues	64%	61%	64%	59%

Gross margin increased 41% for both the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively. These increases were primarily due to the addition of margins related to the On-X product line; increases in tissue margins due to higher revenues and a decrease in the per unit cost of processing tissues; and an increase in BioGlue margins due to increased revenues, predominately in countries in which we typically achieve higher margins.

Gross margin as a percentage of total revenues increased in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively. These increases were primarily due to increases in tissue margins, due to a decrease in the per unit cost of processing tissues, partially offset by the unfavorable impact of the On-X acquisition inventory basis step-up expense discussed above. The gross margin and gross margin as a percentage of total revenues for the six months ended June 30, 2015 were impacted by the write-down of PerClot inventory, as discussed above.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

General, administrative, and marketing expenses	$22,436	$19,327	$48,710	$38,296
General, administrative, and marketing expenses as a percentage of total revenues	48%	54%	54%	55%

General, administrative, and marketing expenses increased 16% and 27% for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively.

General, administrative, and marketing expenses for the three and six months ended June 30, 2016 included $1.1 million and $6.6 million, respectively, in transaction and integration costs primarily related to the acquisition of On-X in January 2016, which include, among other costs, expenses related to the termination of international and domestic distribution agreements. The Company also incurred additional general, administrative, and marketing expenses during the first half of 2016 related to the expanded sales staff and the ongoing operations of On-X, and the effect of this increase will continue throughout 2016.

Research and Development Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

Research and development expenses	$3,279	$2,684	$5,888	$4,936
Research and development expenses as a percentage of total revenues	7%	8%	7%	7%

Research and development expenses increased 22% and 19% for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively. Research and development spending in these periods was primarily focused on clinical work with respect to PerClot, the Company’s tissue processing, On-X products, and BioGlue.

Interest Expense

Interest expense was $797,000 and $1.5 million for the three and six months ended June 30, 2016, respectively, and $30,000 and $60,000 for the three and six months ended June 30, 2015, respectively. Interest expense in the 2016 and 2015 periods included interest on debt and uncertain tax positions. The increase in interest expense in 2016 was due to borrowings under the $75 million term loan the Company entered into in January 2016 to finance, in part, the acquisition of On-X.

Gain from Sale of Business Components

Gain on sale of business components for the six months ended June 30, 2016 consisted of the net of an $8.8 million gain on the HeRO Sale and an $845,000 loss on the ProCol Sale. The Company sold its HeRO Graft and ProCol product lines during the first quarter of 2016 as part of its strategic shift to have a greater focus on selling the Company’s expanded portfolio of cardiac surgery products.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

Income (loss) before income taxes	$3,865	$166	$9,922	$(1,607)
Income tax expense (benefit)	1,518	668	5,034	(831)

Net income (loss)	$2,347	$(502)	$4,888	$(776)

Diluted income (loss) per common share	$0.07	$(0.02)	$0.15	$(0.03)

Diluted weighted-average common shares outstanding	32,764	27,713	32,270	27,619

Income before income taxes increased in the three and six months ended June 30, 2016, as compared to the loss before income taxes in the three and six months ended June 30, 2015, respectively. The increase in income before income taxes for the three months ended June 30, 2016 was primarily due to an increase in revenues and gross margins as a result of the acquisition of On-X, partially offset by an increase in general, administrative, and marketing expenses and interest expense, as discussed above. The increase in income before income taxes for the six months ended June 30, 2016 was also due to the gain on disposal of business components, particularly the HeRO Sale, as discussed above.

The Company’s effective income tax rate was approximately 39% and 51% for the three and six months ended June 30, 2016, respectively, as compared to 402% and 52% for the three and six months ended June 30, 2015, respectively.

The Company’s income tax rate for the three and six months ended June 30, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition, which had a larger impact on the tax rate in first quarter of 2016. The Company’s income tax rate for the six months ended June 30, 2016 was also unfavorably impacted by book/tax basis differences related to the HeRO Sale.

The Company’s income tax rate for the three months ended June 30, 2015 was unfavorably affected by changes in the Company’s estimated full year effective tax rate, which had a large impact when compared to the Company’s small pretax book income for the quarter. The Company’s income tax rate for the three and six months ended June 30, 2015 was unfavorably affected by the absence of the domestic production activities deduction, and by other permanent book/tax differences, which had a proportionally large impact in 2015 due to the Company’s anticipated full year pretax book income for 2015. The Company’s income tax rate for the six months ended June 30, 2015 did not include an anticipated benefit from the research and development tax credit, as this credit had not yet been enacted at that time.

Net income and diluted income per common share increased for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively, primarily due to the increase in income before income taxes, partially offset by an increase in income tax expense as discussed above.

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

Liquidity and Capital Resources

Net Working Capital

At June 30, 2016 net working capital (current assets of $135.8 million less current liabilities of $24.7 million) was $111.1 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, compared to net working capital of $90.1 million and a current ratio of 6 to 1 at December 31, 2015.

Overall Liquidity and Capital Resources

The Company’s largest cash requirement for the six months ended June 30, 2016 was cash used to fund the acquisition of On-X. To a lesser extent, the Company’s cash requirements included capital expenditures for facilities and equipment and to fund the purchase of the PhotoFix technology. The Company funded its cash requirements by issuing debt in the form of a new $75 million term loan, discussed further below, through the sale of certain components of the Company’s business, the Company’s existing cash reserves, and its operating activities, which generated cash during the period.

The Company believes that its cash from operations and existing cash and cash equivalents will enable the Company to meet its current operational liquidity needs for at least the next twelve months. The Company’s future cash requirements are expected to include interest and principle payments under our debt agreement, the PerClot clinical trial, additional research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes and may include cash to fund business development activities. These items may have a significant effect on the Company’s cash flows during the next twelve months. Subject to the terms of its credit facility and other obligations of the Company, the Company may seek additional borrowing capacity or financing, pursuant to its current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If the Company undertakes any further significant business development activity in 2016, it may need to finance such activities by drawing down monies under its credit agreement, discussed below, obtaining additional debt financing, or using a registration statement to sell equity securities. There can be no assurance that we will be able to obtain any additional debt or equity financing at the time we need it or that such financing will be available on terms that are favorable or acceptable to us.

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

In January 2016 in connection with the closing of the On-X acquisition, the Company entered into the Third Amended and Restated Credit Agreement (“Amended Debt Agreement”) with Capital One, National Association; Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association, collectively the (“Lending Parties”). The Amended Debt Agreement provides the Company with a senior secured credit facility in an aggregate principal amount of $95 million, which includes a $75 million term loan and a $20 million revolving credit facility. The $75 million term loan was used to finance, in part, the acquisition of On-X discussed above. The Company and its domestic subsidiaries, subject to certain exceptions and exclusions, have guaranteed the obligations under the Amended Debt Agreement. Borrowings under the Amended Debt Agreement are secured by substantially all of the Company’s real and personal property.

On February 3, 2016 the Company sold its HeRO Graft product line to Merit for $18.5 million in cash, of which $17.8 million had been received by June 30, 2016. On March 18, 2016 the Company sold its ProCol Vascular Bioprosthesis distribution rights and purchase option to LeMaitre for $2.0 million in cash, all of which was received by June 30, 2016. The Company recorded a pre-tax gain of approximately $8.8 million on the HeRO Sale and a pre-tax loss of approximately $845,000 on the ProCol Sale.

On April 13, 2016 the Company exercised its right to acquire the PhotoFix technology from GBI for approximately $2.3 million, of which $1.2 million was paid in cash. GBI will continue to manufacture PhotoFix until the Company is able to establish manufacturing operations, which is expected to occur by mid 2017.

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. These discussions with the FDA resulted in two amendments to the trial protocol, the last of which was approved in July 2016. The Company anticipates resuming enrollment in the trial in the second half of 2016 and receiving Premarket Approval (“PMA”) from the FDA in the first half of 2019.

The Company acquired net operating loss carryforwards from its acquisitions of On-X, Hemosphere, Inc. (“Hemosphere”), and Cardiogenesis Corporation that the Company believes will reduce required cash payments for federal income taxes by approximately $6.0 million for the 2016 tax year.

As of June 30, 2016 approximately 7% of the Company’s cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $5.8 million for the six months ended June 30, 2016, as compared to $5.2 million for the six months ended June 30, 2015.

The Company uses the indirect method to prepare its cash flow statement and, accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2016 these non-cash items included $7.9 million in gain from sale of business components, partially offset by $4.1 million in depreciation and amortization expenses and $2.9 million in non-cash compensation. The gain from sale of business components is the gain on the HeRO Sale, partially offset by the loss on the ProCol Sale.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2016 these changes included favorable effects of $2.1 million due to the timing difference between recording receivables and the receipt of cash, largely offset by the unfavorable adjustment of $4.4 million due to increases in inventory balances and deferred preservation costs.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $69.1 million for the six months ended June 30, 2016, as compared to $1.8 million for the six months ended June 30, 2015. The current year cash used was primarily due to $91.2 million for the acquisition of On-X, net of cash acquired, $1.6 million in capital expenditures, and $1.2 million for the acquisition of the PhotoFix technology, partially offset by $19.8 million in proceeds from the sale of business components related to the HeRO Sale and the ProCol Sale and $5.0 million for the decrease in restricted cash.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $73.0 million for the six months ended June 30, 2016, as compared to cash used of $1.9 million for the six months ended June 30, 2015. The current year cash provided was primarily due to $75.0 million in proceeds from the issuance of a term loan, which was used to finance, in part, the acquisition of On-X, partially offset by $2.3 million in debt issuance costs.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of June 30, 2016 were as follows (in thousands):

		Remainder of
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations	$74,531	$938	$3,281	$3,750	$3,750	$5,156	$57,656
Operating leases	25,766	1,850	4,462	4,421	4,269	3,790	6,974
Interest payments	10,506	1,271	2,469	2,340	2,210	2,056	160
Purchase commitments	4,226	1,190	1,525	1,511	—	—	—
Contingent payments	1,000	—	—	—	1,000	—	—
Research obligations	1,229	798	285	55	66	25	—
Other long-term liabilities	980	446	534	—	—	—	—

Total contractual obligations	$118,238	$6,493	$12,556	$12,077	$11,295	$11,027	$64,790

The Company’s long-term debt obligations result from scheduled principal payments and anticipated interest payments related to the Company’s Amended Debt Agreement.

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

Capital Expenditures

Capital expenditures were $1.6 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively. Capital expenditures in the six months ended June 30, 2016 were primarily related to the routine purchases of computer software; manufacturing and tissue processing equipment; computer and office equipment; CardioGenesis cardiac laser therapy laser consoles; and leasehold improvements needed to support the Company’s business.

Risks and Uncertainties

See the risks identified in Part II, Item 1A of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $46.9 million as of June 30, 2016 and interest paid on the outstanding balances, if any, of the Company’s variable rate line of credit and $75 million term loan. A 10% adverse change in interest rates, as compared to the rates experienced by the Company in the six months ended June 30, 2016, affecting the Company’s cash and cash equivalents, restricted cash and securities, $75 million term loan, and line of credit would not have a material effect on the Company’s financial position, profitability, or cash flows.

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

The Company has revenues and expenses that are denominated in foreign currencies. Specifically, a portion of the Company’s international BioGlue, On-X, and PerClot revenues are denominated in British Pounds and Euros, and a portion of the Company’s general, administrative, and marketing expenses are denominated in British Pounds, Euros, Swiss Francs, and Singapore Dollars. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result, the Company could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates.

An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2016, affecting the Company’s balances denominated in foreign currencies, would not have had a material effect on the Company’s financial position, profitability, or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by the Company for the six months ended June 30, 2016, affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material effect on the Company’s financial position, profitability, or cash flows.

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures (“Disclosure Controls”) as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. These Disclosure Controls are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

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

The Company’s management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2016, the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. During the quarter ended June 30, 2016 there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending, or known by the Company to be contemplated, to which the Company is a party or to which any of its property is subject, that is required to be disclosed.

Item 1A.  Risk Factors.

Risks Relating To Our Business

We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting them.

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, representing 34% and 41% of revenues in the three months ended June 30, 2016 and 2015, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

•	BioGlue is a mature product, our U.S. Patent for BioGlue expired in mid-2012, and our patents in most of the rest of the world for BioGlue expired in mid-2013. Other companies may use the inventions disclosed in the expired patents to develop and make competing products;

•	Other companies have obtained regulatory approval or expanded indications for competitive products from the FDA; one of which has already been launched, and another competitive product is expected to launch later in 2016. These companies have greater financial, technical, manufacturing, and marketing resources than we do and are well established in their markets. Companies other than these may also pursue regulatory approval for competitive products;

•	Competitors have obtained FDA approval for indications in which BioGlue has been used off-label and for which we cannot market BioGlue, which in the past has reduced addressable procedures for BioGlue, and such approvals may again reduce addressable procedures;

•	We may be unable to obtain regulatory approvals to commercialize BioGlue in certain countries other than the U.S. at the same rate as our competitors or at all. We also may not be able to capitalize on new regulatory approvals we obtain for BioGlue in countries other than the U.S., including approvals for new indications; and

•	BioGlue is subject to potential adverse developments with regard to its safety, efficacy, or reimbursement practices.

We are significantly dependent on our revenues from tissue preservation services and are subject to a variety of risks affecting them.

Tissue preservation services are a significant source of our revenues, representing 36% and 44% of revenues in the three months ended June 30, 2016 and 2015, respectively. The following could materially adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

•	Source sufficient quantities of tissue from human donors. We rely primarily upon the efforts of third-party procurement organizations, tissue banks, most of which are not-for-profit, and others to educate the public and foster a willingness to donate tissue. Factors beyond our control such as supply, regulatory changes, negative publicity concerning methods of tissue recovery or disease transmission from donated tissue, or public opinion of the donor process as well as our own reputation in the industry can negatively impact the supply of tissue;

•	Process donated tissue cost effectively or at all due to factors such as employee turnover, ineffective or inefficient operations, or an insufficiently skilled workforce;

•	Compete effectively with a major non-profit competitor in tissue preservation services, as it may have advantages over us in terms of cost structure, pricing, and sourcing tissue; or

•	Mitigate sufficiently the risk that processed tissue cannot be sterilized and hence carries an inherent risk of infection or disease transmission; there is no assurance that our quality controls will be adequate to mitigate such risk.

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

On January 20, 2016, we acquired On-X, at a price of $128.2 million, subject to certain adjustments, which is the largest acquisition we have ever made, and pursuant to which we borrowed $75.0 million through a senior secured credit facility, subject to certain restrictions on our business, and we issued shares of common stock worth at the time approximately $34.6 million.

Our ability to realize the anticipated business opportunities, growth prospects, cost savings, synergies, and other benefits of the On-X acquisition will depend on a number of factors including:

•	The success of our integration of the direct sales forces of On-X and CryoLife into a single salesforce to sell, with limited exception, the entire suite of products of the combined businesses;

•	Our ability to successfully manage independent sales representative and distributor relationships, particularly internationally;

•	The success of moving to a direct sales model with the On-X products in markets in which CryoLife currently operates through a direct sales model;

•	Our ability to attract and retain key personnel;

•	Our ability to resolve unanticipated or undisclosed pre-existing On-X liabilities including any regulatory or quality issues;

•	Our ability to execute on existing On-X clinical trials in a timely and cost effective manner;

•	Our ability to retain existing customers and obtain new customers for On-X products; and

•	Unforeseen negative economic or market conditions impacting the On-X business.

Many of these factors are outside of our control and any one of them could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially, adversely impact our business, financial condition, and profitability. As a result of these or other factors, we may not realize the full benefits of the acquisition, including achieving anticipated sales, capitalizing on the FDA’s approved reduced INR indication and other growth opportunities, capturing market share from major competitors, all of whom are substantially larger and better resourced than CryoLife, or realizing expected synergies and costs savings. These benefits may not be achieved within the anticipated time frame or at all. Any of these factors could negatively impact our earnings per share, decrease or delay the expected accretive effect of the acquisition, and negatively impact the price of our common stock. In addition, if we fail to realize the anticipated benefits of the acquisition, we could experience an interruption or loss of momentum in our existing business activities which could adversely affect our revenues, financial condition, profitability, and cash flows.

We are significantly dependent on our revenues from On-X and are subject to a variety of risks affecting them.

On-X is a significant source of our revenues, representing 20% of revenues in the three months ended June 30, 2016. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

•	Our ability to achieve anticipated sales of On-X products;

•	Our ability to capitalize on the FDA’s approved reduced INR indication;

•	Our ability to overcome high levels of inventory in certain markets;

•	Our ability to compete effectively with our major competitors, as they may have advantages over us in terms of cost structure, pricing, sales-force footprint, and brand recognition; and

•	Changes in technology that may impact the market for mechanical heart valve and TAVR devices.

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

In March 2014, we received approval of our investigational device exemption (“IDE”) for PerClot from the FDA, pursuant to which we began, in the first half of 2015, our pivotal clinical trial for surgical indications. We spent approximately $2.0 million in 2015 to pursue U.S. regulatory approval and anticipate that we will spend another $7.0 to $8.0 million over the next several years to obtain such approval, most of which we expect to incur in the remainder of 2016, 2017, and 2018. Our costs to obtain FDA approval for PerClot are estimates only and may ultimately be greater than anticipated.

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. These discussions with the FDA resulted in two amendments to the trial protocol, the last of which was approved in July 2016. The Company anticipates resuming enrollment in the trial in the second half of 2016 and receiving Premarket Approval (“PMA”) from the FDA in the first half of 2019. Under our agreements with SMI, we could lose our exclusive license to pursue, obtain, and maintain the Premarket Approval, if we do not secure such approval for PerClot by October of 2017. Even though the FDA has approved the revised protocol, we may not be able to continue or may elect to discontinue the PerClot IDE. Finally, under the terms of our resolution with Medafor, we are precluded from marketing, selling or distributing PerClot in the U.S. until February 8, 2019, even if we obtain FDA Premarket Approval for PerClot before that date.

We will not be able to sell the surgical version of PerClot in the U.S. in future years unless, and until, we obtain FDA approval and only after the Medafor injunction has expired on February 8, 2019. Failure to obtain FDA approval could materially, adversely affect our financial condition, anticipated future revenues, and profitability. There is no guarantee that we will obtain FDA approval when anticipated, or at all. The estimated timing of regulatory approval for PerClot is based on factors beyond our control, including but not limited to, the pace of enrollment in the IDE after enrollment is resumed and the approval process may be delayed because of unforeseen scheduling difficulties and unfavorable results at various stages in the IDE or the process. Management may also decide to delay or terminate our pursuit of U.S. regulatory approval for PerClot at any time due to changing conditions in our Company, in the marketplace, or in the economy in general.

Finally, even if we receive FDA Premarket Approval for PerClot, we may be unsuccessful in selling PerClot in the U.S. as competing products may have penetrated the market by the time we receive FDA approval and have substantial market share or significant market protections due to contracts, among other things. We may also be unsuccessful in selling in countries other than the U.S. due, in part, to a proliferation in other countries of multiple generic competitors, SMI’s breach of its contractual obligations, or the lack of adequate intellectual property protection or enforcement. Any of these occurrences could materially, adversely affect our future revenues, financial condition, profitability, and cash flows.

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

In April 2016 we exercised our option and acquired the PhotoFix product line from GBI. We began distribution of PhotoFix in the first quarter of 2015 and have continued to sell PhotoFix after the acquisition.

Simultaneously with our acquisition of the PhotoFix product line, we entered into a Transition Supply Agreement with GBI, pursuant to which GBI will continue to manufacture product for us until we have completed the transfer of manufacturing operations to us (‘the Transition Period”). During the Transition Period, we are reliant on GBI to produce quality products in the quantities we and our customers require. If GBI experiences quality, supply, or production challenges, its products could be subject to recall or other quality action; its business operations and/or its facilities that make the products could be shut down temporarily or permanently, whether by government order, natural disaster, or otherwise; and there may not be sufficient product to enable us to meet demand. Even though we have acquired PhotoFix, we may be unable to continue the manufacturing, marketing, or distribution of the product consistent with our current projections or within the time frame anticipated. Further, we may be unable to secure anticipated approvals from the FDA or international regulatory bodies to remove certain labelling restrictions or to be able to commercialize PhotoFix in key international markets, such as Europe. Any of these occurrences or actions could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

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

Our existing insurance coverage may be insufficient, and we may be unable to obtain insurance in the future.

Although we have insurance for product and tissue processing liabilities, securities, property, and general liabilities, it is possible that:

•	We could be exposed to product and tissue processing liability claims, and security claims greater than the amount that we have insured;

•	We may be unable to obtain future insurance policies in an amount sufficient to cover our anticipated claims at a reasonable cost or at all; or

•	Because we are not insured against all potential losses, natural disasters, or other catastrophes could adversely impact our business.

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

The market for our products and services is intensely competitive, and significantly affected by new product introductions and activities of other industry participants. We face intense competition from other companies engaged in the following lines of business:

•	The sale of mechanical, synthetic, and animal-based tissue valves for implantation;

•	The sale of synthetic and animal-based patches for implantation;

•	The sale of surgical adhesives, surgical sealants, and hemostatic agents; and

•	The processing and preservation of human tissue.

A significant percentage of market revenues from these products was generated by Baxter International Inc., Ethicon (a Johnson & Johnson Company), Medtronic, Inc., St. Jude Medical, Inc., LivaNova PLC, Edwards Life Sciences Corp., C.R., Bard, Inc., Integra Life Sciences Holdings, or LifeNet. Several of our competitors enjoy competitive advantages over us, including:

•	Greater financial and other resources for product research and development, sales and marketing, acquisitions, and patent litigation;

•	Enhanced experience in, and resources for, launching, marketing, distributing, and selling products;

•	Greater name recognition as well as more recognizable trademarks for products similar to the products that we sell;

•	More established record of obtaining and maintaining FDA and other regulatory clearances or approvals for products and product enhancements;

•	More established relationships with healthcare providers and payors;

•	Lower cost of goods sold or preservation costs; and

•	Larger direct sales forces and more established distribution networks.

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

Our strategic plan is focused on four growth vectors, primarily in the cardiac surgery segment, which are expected to drive our business in the near term. These growth vectors and their key elements are described below:

•	New Products – Drive growth through the rollout of the Company’s new products including the On-X heart valve and PhotoFix;

•	New Indications – Broaden the reach of certain of the Company’s products, including the On-X heart valve and BioGlue, with new or expanded approvals and indications in the U.S. or in international markets;

•	Global Expansion – Expand the Company’s current products and services into new markets, including emerging markets, and accelerate growth by developing new direct sales territories overseas; and

•	Business Development – Selectively pursue potential acquisition, licensing, or distribution rights of companies or technologies that complement CryoLife’s existing products, services, and infrastructure and expand our footprint in the cardiac surgery space, such as the recent acquisition of On-X and the PhotoFix product line, as well as divestitures of certain of our non-cardiac surgery product lines, such as the HeRO Graft and ProCol, to be able to focus better on expanding our cardiac surgery footprint.

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

One of our growth strategies is to selectively pursue potential acquisition, licensing, or distribution rights of companies or technologies that complement CryoLife’s existing products, services, and infrastructure. In connection with one or more of the acquisition transactions, we may:

•	Issue additional equity securities that would dilute our stockholders’ ownership interest in us;

•	Use cash that we may need in the future to operate our business;

•	Incur debt, including on terms that could be unfavorable to us or debt that we might be unable to repay;

•	Structure the transaction in a manner that has unfavorable tax consequences, such as a stock purchase that does not permit a step-up in the tax basis for the assets acquired;

•	Be unable to realize the anticipated benefits, such as increased revenues, cost savings, or synergies from additional sales;

•	Be unable to integrate, upgrade, or replace the purchasing, accounting, financial, sales, billing, employee benefits, payroll, and regulatory compliance functions of an acquisition target;

•	Be unable to secure or retain the services of key employees related to the acquisition;

•	Be unable to succeed in the marketplace with the acquisition; or

•	Assume material unknown liabilities associated with the acquired business.

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

Our current and future levels of indebtedness could:

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

The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us, including restrictions or prohibitions on our ability to, among other things:

•	Incur or guarantee additional debt;

•	Pay dividends on or make distributions in respect of our share capital or make other restricted payments;

•	Repurchase or redeem capital stock or subordinated indebtedness;

•	Transfer or sell certain assets;

•	Create liens on certain assets;

•	Consolidate or merge with, or sell or otherwise dispose of all, or substantially all, of our assets to, other companies;

•	Enter into certain transactions with our affiliates;

•	Pledge the capital stock of any of our subsidiaries;

•	Enter into agreements which restrict our ability to pay dividends or incur liens;

•	Make material changes in our equity capital structure;

•	Engage in any line of business substantially different than that in which we are currently engaged; or

•	Make certain investments, including strategic acquisitions.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

We have pledged substantially all of our assets as collateral under our existing debt agreements. If we default on the terms of such debt agreements and the holders of our indebtedness accelerate the repayment of such indebtedness, there can be no assurance that we will have sufficient assets to repay our indebtedness.

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

The expansion of our international operations is subject to a number of risks which may vary significantly from the risks we face in our U.S. operations, including:

•	Difficulties and costs associated with staffing and managing foreign operations, including foreign distributor relationships and developing direct sales operations in key foreign countries;

•	Expanded compliance obligations, including with the Foreign Corrupt Practices Act, the U.K. Bribery Law, and local anti-corruption laws;

•	Broader exposure to corruption;

•	Overlapping and potentially conflicting international legal and regulatory requirements, as well as unexpected changes in international legal and regulatory requirements or reimbursement, policies and programs;

•	Longer accounts receivable collection cycles in certain foreign countries and additional cost of collection of those receivables;

•	Diminished protection for intellectual property and the presence of a growing number of generic or smaller competitors in some countries;

•	Changes in currency exchange rates, particularly fluctuations in the British Pound and Euro as compared to the U.S. Dollar, including any fluctuations in exchange rates due to the exit of the U.K. from the European Union;

•	Differing local product preferences and product requirements;

•	Adverse economic or political changes or political instability;

•	Potential trade restrictions, exchange controls, and import and export licensing requirements including tariffs; and

•	Potential adverse tax consequences of overlapping tax structures.

Our failure to adequately address these risks could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

We are dependent on our key personnel.

Our business and future operating results depend in significant part upon the continued contributions of our key personnel, including qualified personnel with medical device and tissue processing experience, and senior management with experience in the medical device or tissue processing space, many of whom would be difficult to replace. Our business and future operating results, including production at our manufacturing and tissue processing facilities, also depend in significant part upon our ability to attract and retain qualified management, operations, processing, marketing, sales, and support personnel for our operations. Our main facilities are in the Atlanta, Georgia area and Austin, Texas, where the local supply of qualified personnel in the medical device and tissue processing industries is limited. Competition for such personnel is intense, and we cannot ensure that we will be successful in attracting and retaining such personnel. If we lose any key employees, if any of our key employees fail to perform adequately, or if we are unable to attract and retain skilled employees as needed, this could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

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

We rely upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including, but not limited to, personal information, intellectual property and, in some instances, patient data). We have also outsourced elements of our operations to third parties, including elements of our information technology infrastructure and, as a result, we manage a number of independent vendor relationships with third parties who may or could have access to our confidential information. The complexity of our information technology and information security systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we have invested significantly in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. We have only limited cyber-insurance coverage for our On-X subsidiary that will not cover a number of the events described above and this insurance is subject to deductibles and coverage limitations, and we may not be able to maintain this insurance. We thus have no insurance for most of the claims that could be raised and, for those where we have coverage, those claims could exceed the limits of our coverage. Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they may use to trade in our securities.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 imposed significant new taxes on medical device makers in the form of a 2.3 percent excise tax on all U.S. medical device sales that commenced in January 2013. While this tax has been suspended for 2016 and 2017, there is no guarantee that it will not be reinstated.

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

Our growth and profitability will depend, in part, upon our ability to complete development of, and successfully introduce, new products and services, or expand upon existing indications, which requires that we invest significant time and resources to obtain required regulatory approvals, including significant investment of time and resources into clinical trials. Although we have conducted clinical studies on certain products and services under development, which indicate that such products and services may be effective in a particular application, we cannot be certain that we will be able to successfully execute on these clinical trials or that the results we obtain from clinical studies will be sufficient for us to obtain any required regulatory approvals or clearances. As noted above, we are currently engaged in a Premarket Approval clinical trial for PerClot, as well as clinical trials in China for BioGlue and in the United States for the On-X valve. Each of these trials is subject to the risks outlined herein.

We cannot give assurance that the relevant regulatory agencies will clear or approve these or any new products and services, or new indications, on a timely basis, if ever, or that the new products and services, or new indications, will adequately meet the requirements of the applicable market or achieve market acceptance. We may encounter delays or rejections during any stage of the regulatory approval process if clinical or other data fails to satisfactorily demonstrate compliance with, or if the service or product fails to meet, the regulatory agency’s requirements for safety, efficacy, and quality, or the regulatory agency otherwise has concerns about our quality or regulatory compliance. Regulatory requirements for safety, efficacy, and quality may become more stringent due to changes in applicable laws, regulatory agency policies, or the adoption of new regulations. Clinical trials may also be delayed or halted due to the following, among other factors:

•	Unanticipated side effects;

•	Lack of funding;

•	Inability to locate or recruit clinical investigators;

•	Inability to locate, recruit, and qualify sufficient numbers of patients;

•	Redesign of clinical trial programs;

•	Inability to manufacture or acquire sufficient quantities of the product, tissues, or any other components required for clinical trials;

•	Changes in development focus; or

•	Disclosure of trial results by competitors.

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

We are subject to the Florida affiliated transactions statute, which generally requires approval by the disinterested directors or supermajority approval by shareholders for “affiliated transactions” between a corporation and an “interested stockholder.” Additionally our organizational documents contain provisions restricting persons who may call shareholder meetings and allowing the Board of Directors to fill vacancies and fix the number of directors. These provisions of Florida law and our articles of incorporation and bylaws could prevent attempts by shareholders to remove current management, prohibit or delay mergers or other changes of control transactions, and discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our shareholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The Company did not repurchase any of its equity securities during the three months ended June 30, 2016.

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

July 26, 2016

DATE