Form 10-Q
period 2016-09-30
CRYOLIFE INC
filed 2016-10-27
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☐                                No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2016

Common Stock	32,848,419 Shares

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

	(Unaudited)		(Unaudited)
Revenues:
Products	$28,004	$19,859	$85,067	$59,168
Preservation services	17,248	16,844	50,284	46,892

Total revenues	45,252	36,703	135,351	106,060

Cost of products and preservation services:
Products	6,598	4,278	21,299	13,555
Preservation services	8,872	9,443	26,348	28,302

Total cost of products and preservation services	15,470	13,721	47,647	41,857

Gross margin	29,782	22,982	87,704	64,203

Operating expenses:
General, administrative, and marketing	20,592	17,494	69,302	55,790
Research and development	3,714	2,960	9,602	7,896

Total operating expenses	24,306	20,454	78,904	63,686

Gain from sale of business components	—	—	(7,915)	—

Operating income	5,476	2,528	16,715	517

Interest expense	742	(78)	2,256	(18)
Interest income	(18)	(14)	(48)	(29)
Gain on sale of Medafor investment	—	—	—	(891)
Other expense (income), net	21	(238)	(146)	204

Income before income taxes	4,731	2,858	14,653	1,251
Income tax expense (benefit)	1,738	713	6,772	(118)

Net income	$2,993	$2,145	$7,881	$1,369

Income per common share:
Basic	$0.09	$0.08	$0.24	$0.05

Diluted	$0.09	$0.07	$0.24	$0.05

Dividends declared per common share	$—	$0.03	$—	$0.09

Weighted-average common shares outstanding:
Basic	32,151	27,823	31,731	27,687
Diluted	33,165	28,596	32,568	28,487

Net income	$2,993	$2,145	$7,881	$1,369
Other comprehensive loss	(31)	(349)	(459)	(124)

Comprehensive income	$2,962	$1,796	$7,422	$1,245

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2016	December 31, 2015

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,131	$37,588
Restricted securities	744	830
Receivables, net	30,054	26,672
Inventories	25,534	14,643
Deferred preservation costs	28,051	24,741
Prepaid expenses and other	3,581	5,189

Total current assets	142,095	109,663

Property and equipment, net	17,218	11,484
Restricted cash	—	5,000
Goodwill	76,474	11,365
Patents, net	1,021	1,417
Trademarks and other intangibles, net	66,784	18,480
Deferred income taxes	—	18,188
Other	5,265	5,582

Total assets	$308,857	$181,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,688	$4,648
Accrued compensation	7,666	6,335
Accrued procurement fees	4,350	4,445
Accrued expenses and other	5,249	4,177
Current portion of long-term debt	1,805	—

Total current liabilities	24,758	19,605

Long-term debt	69,633	—
Deferred income taxes	2,033	—
Deferred liabilities	5,120	3,753
Other	3,151	2,570

Total liabilities	104,695	25,928

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock (issued shares of 34,205 in 2016 and 29,766 in 2015)	342	298
Additional paid-in capital	185,243	142,888
Retained earnings	31,246	23,365
Accumulated other comprehensive loss	(535)	(76)
Treasury stock at cost (shares of 1,356 in 2016 and 1,265 in 2015)	(12,134)	(11,224)

Total shareholders’ equity	204,162	155,251

Total liabilities and shareholders’ equity	$308,857	$181,179

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,

	2016	2015

	(Unaudited)
Net cash flows from operating activities:
Net income	$7,881	$1,369

Adjustments to reconcile net income to net cash from operating activities:
Gain from sale of business components	(7,915)	—
Depreciation and amortization	6,248	4,539
Non-cash compensation	4,617	3,727
Gain on sale of Medafor investment	—	(891)
Other non-cash adjustments to income	5,595	3,314

Changes in operating assets and liabilities:
Receivables	3,729	(1,580)
Inventories and deferred preservation costs	(5,739)	(692)
Prepaid expenses and other assets	(46)	(1,267)
Accounts payable, accrued expenses, and other liabilities	304	1,508

Net cash flows provided by operating activities	14,674	10,027

Net cash flows from investing activities:
Acquisition of On-X, net of cash acquired	(91,152)	—
Acquisition of PhotoFix technology	(1,226)	—
Proceeds from sale of business components	19,795	—
Decrease in restricted cash	5,000	—
Capital expenditures	(3,511)	(3,186)
Proceeds from sale of Medafor investment	—	891
Other	(12)	(508)

Net cash flows used in investing activities	(71,106)	(2,803)

Net cash flows from financing activities:
Proceeds from issuance of term loan	75,000	—
Repayment of term loan	(1,406)	—
Payment of debt issuance costs	(2,289)	—
Cash dividends paid	—	(2,553)
Proceeds from exercise of stock options and issuance of common stock	2,116	1,408
Other	(28)	(809)

Net cash flows provided by (used in) financing activities	73,393	(1,954)

Effect of exchange rate changes on cash	(418)	(148)

Increase in cash and cash equivalents	16,543	5,122

Cash and cash equivalents, beginning of period	37,588	33,375

Cash and cash equivalents, end of period	$54,131	$38,497

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   Basis of Presentation

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2015 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of, and for the three and nine months ended, September 30, 2016 and 2015 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 16, 2016.

2.   Financial Instruments

The following is a summary of the Company’s financial instruments measured at fair value (in thousands):

September 30, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,260	$—	$—	$2,260
Restricted securities:
Money market funds	744	—	—	744

Total assets	$3,004	$—	$—	$3,004

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$549	$—	$—	$549
Restricted securities:
Money market funds	830	—	—	830

Total assets	$1,379	$—	$—	$1,379

The Company used prices quoted from its investment management companies to determine the Level 1 valuation of its investments in money market funds.

3.   Cash Equivalents and Restricted Cash and Securities

The following is a summary of cash equivalents and restricted cash and securities (in thousands):

September 30, 2016	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$2,260	$—	$2,260
Restricted cash and securities:
Money market funds	744	—	744

December 31, 2015	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$549	$—	$549
Restricted cash and securities:
Cash	5,000	—	5,000
Money market funds	830	—	830

As of September 30, 2016 and December 31, 2015 $744,000 and $830,000, respectively, of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations. As of December 31, 2015 $5.0 million of the Company’s cash was designated as long-term restricted cash due to a financial covenant requirement under the Company’s debt agreement. As of September 30, 2016 the Company no longer had a financial covenant requirement for restricted cash under the Company’s amended debt agreement. See further discussion of the Company’s debt agreements in Note 11.

There were no gross realized gains or losses on cash equivalents in the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016 $224,000 of the Company’s restricted securities had a maturity date within three months and $520,000 had a maturity date between three months and one year. As of December 31, 2015 $595,000 of the Company’s restricted securities had a maturity date within three months and $235,000 had a maturity date between three months and one year. As of December 31, 2015 $5.0 million of the Company’s long-term restricted cash had no maturity date.

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

The On-X catalogue of products includes the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis (“AAP”). On-X also distributes CarbonAid CO2 diffusion catheters, manufactures Chord-X ePTFE sutures for mitral chordal replacement, and offers pyrolytic carbon coating services to other medical device manufacturers. CryoLife believes that the On-X products fit well into its product portfolio of medical devices for cardiac surgery and that the Company is capitalizing on the significant opportunity for CryoLife’s sales team to leverage their strong relationships with cardiac surgeons to introduce and to expand utilization of the On-X valves in the U.S. and internationally.

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

The preliminary purchase price allocation as of January 20, 2016 is as follows (in thousands):

Opening Balance Sheet
Cash and cash equivalents	$2,472
Receivables	6,371
Inventories	13,039
Intangible assets	53,950
Goodwill	66,409
Other assets	6,416
Liabilities assumed	(20,440)

Total purchase price	$128,217

The preliminary allocation of the purchase price is based on preliminary valuations performed to determine the fair value of such assets as of the acquisition date. As the Company’s acquisition accounting is incomplete, the Company may adjust the amounts recorded as of September 30, 2016 to reflect any revised evaluations of the assets acquired or liabilities assumed. Goodwill from this transaction will be allocated to the Company’s Medical Devices segment.

CryoLife incurred transaction and integration costs of $6.8 million for the nine months ended September 30, 2016 related to the acquisition, which include, among other costs, expenses related to the termination of international and domestic distribution agreements. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on the Company’s Summary Consolidated Statements of Operations and Comprehensive Income.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the nine months ended September 30, 2016 and 2015, assuming the On-X acquisition had occurred as of January 1, 2015, are presented for comparative purposes below. These amounts are based on available information of the results of operations of On-X prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2015. The pro forma adjustments related to the acquisition of On-X are based on a preliminary purchase price allocation. Differences between the preliminary and final purchase price allocation could have an impact on the pro forma financial information presented below and that impact could be material. This unaudited pro forma information does not project operating results post acquisition.

This preliminary pro forma information is as follows (in thousands, except per share amounts):

	Nine Months Ended September 30,

	2016	2015

Total revenues	$136,978	$131,143
Net income (loss)	14,552	(5,737)

Pro forma income (loss) per common share - basic	$0.45	$(0.18)
Pro forma income (loss) per common share - diluted	$0.44	$(0.18)

Pro forma net income (loss) was calculated using a normalized tax rate of approximately 38%.

5.   Sales of Business Components

Divestiture of the HeRO Graft Product Line

On February 3, 2016 the Company sold its Hemodialysis Reliable Outflow Graft (“HeRO® Graft”) product line to Merit Medical Systems, Inc. (“Merit”) for $18.5 million in cash (“HeRO Sale”), of which $17.8 million was received on the transaction date. Under terms of the agreement, Merit acquired the HeRO Graft product line, including worldwide marketing rights, customer relationships, intellectual property, inventory, and certain property and equipment. The Company continued to manufacture the HeRO Graft under a transition supply agreement until the sales transfer to Merit was completed in the second quarter of 2016. Sales prices under the transition supply agreement were at lower average prices than the Company’s previous sales to hospitals at end-user prices. The HeRO Graft product line was included as part of the Company’s Medical Devices segment. The Company recorded a pre-tax gain of approximately $8.8 million on the HeRO Sale.

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

In 2014 CryoLife acquired the exclusive worldwide distribution rights to ProCol from Hancock Jaffe Laboratories, Inc. (“Hancock Jaffe”). In accordance with the terms of the agreement with Hancock Jaffe, CryoLife made payments to Hancock Jaffe of $1.7 million during 2014 and $576,000 in January 2015. In exchange for these payments, CryoLife obtained the right to receive a designated amount of ProCol inventory for resale, portions of which the Company received in 2014, 2015, and 2016. CryoLife made additional payments of $1.2 million in the aggregate during 2015 and the first quarter of 2016. As of September 30, 2016 CryoLife had made a total of $3.4 million in payments to Hancock Jaffe and had received $1.7 million in inventory. The remaining $1.7 million in prepayments were settled as part of the ProCol Sale.

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

In the first quarter of 2016 the Company completed the HeRO Sale and the ProCol Sale. The Company received cash for these transactions and recorded the results of these sales in March 2016. Therefore, as of March 31, 2016 both transactions met the disposed of by sale criteria under discontinued operations.

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

8.   Inventories and Deferred Preservation Costs

Inventories at September 30, 2016 and December 31, 2015 are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015

Raw materials and supplies	$9,156	$8,590
Work-in-process	2,981	633
Finished goods	13,397	5,420

Total inventories	$25,534	$14,643

Deferred preservation costs at September 30, 2016 and December 31, 2015 are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015

Cardiac tissues	$14,577	$11,722
Vascular tissues	13,474	13,019

Total deferred preservation costs	$28,051	$24,741

The Company maintains consignment inventory of its On-X heart valves at domestic and international hospital locations to facilitate usage. The Company retains title to this consignment inventory until the valve is implanted, at which time the Company invoices the hospital. As of September 30, 2016 the Company had $4.4 million in consignment inventory, with approximately 80% in domestic locations and 20% in foreign locations.

9.   Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of September 30, 2016 and December 31, 2015 the carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	September 30, 2016	December 31, 2015

Goodwill	$76,474	$ 11,365
Procurement contracts and agreements	2,013	2,013
Trademarks	841	860

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

As of September 30, 2016 and December 31, 2015 the value of the Company’s goodwill, all of which is related to its Medical Devices segment, is as follows (in thousands):

Medical Devices Segment
Balance as of December 31, 2015	$11,365
Goodwill from On-X acquisition	66,409
Goodwill allocated to sale of HeRO Graft product line	(1,200)
Goodwill allocated to sale of ProCol distribution rights and purchase option	(100)

Balance as of September 30, 2016	$76,474

Definite Lived Intangible Assets

As of September 30, 2016 and December 31, 2015 the gross carrying values, accumulated amortization, and approximate amortization period of the Company’s definite lived intangible assets are as follows (in thousands):

September 30, 2016	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$38,478	$5,403	11 – 22 Years
Customer lists and relationships	29,140	1,791	13 – 22 Years
Distribution and manufacturing rights and know-how	4,059	1,460	11 – 15 Years
Patents	3,726	2,705	17 Years
Non-compete agreement	381	372	10 Years
Other	1,355	457	3 Years

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$14,020	$4,954	11 – 16 Years
Customer lists and relationships	3,370	1,054	13 – 17 Years
Distribution and manufacturing rights and know-how	4,059	1,245	11 – 15 Years
Patents	4,081	2,664	17 Years
Non-compete agreement	381	343	10 Years
Other	1,583	210	3 – 5 Years

The increase in gross carrying value of the Company’s intangible assets as of September 30, 2016 when compared to December 31, 2015 is primarily due to the Company’s acquisitions of On-X and PhotoFix, partially offset by reductions due to the HeRO Sale. See Note 4 for further discussion of the acquisition of On-X, Note 6 for further discussion of the acquisition of PhotoFix, and Note 5 for further discussion of the HeRO Sale.

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on the Company’s Summary Consolidated Statement of Operations and Comprehensive Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

Amortization expense	$1,155	$503	$3,273	$1,520

As of September 30, 2016 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2016	2017	2018	2019	2020	2021
Amortization expense	$1,155	$4,575	$4,457	$4,114	$3,950	$3,926

10.   Income Taxes

Income Tax Expense

The Company’s effective income tax rate was approximately 37% and 46% for the three and nine months ended September 30, 2016, respectively, as compared to an expense of 25% and benefit of 9% for the three and nine months ended September 30, 2015, respectively. The Company’s income tax rate for the nine months ended September 30, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition, which had a larger impact on the tax rate in the first quarter of 2016, and by book/tax basis differences related to the HeRO Sale.

The Company’s income tax rate for both the three and nine months ended September 30, 2015 was favorably affected by the reversal of $794,000 in uncertain tax positions, primarily related to research and development tax credits for which the statute of limitations has expired. This was partially offset by the unfavorable effect of the absence of the domestic production activities deduction, as the Company had not anticipated being eligible for this deduction in 2015. The Company’s income tax rate for the nine months ended September 30, 2015 did not include an anticipated benefit from the research and development tax credit, as this credit had not yet been enacted at that time.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. The Company generates deferred tax assets primarily as a result of book write-downs, reserves, or impairments which are not immediately deductible for tax return purposes. The Company acquired deferred tax assets, primarily net operating loss carryforwards, from its acquisitions of On-X in the first quarter of 2016, and from the acquisitions of Hemosphere and Cardiogenesis Corporation. The Company currently estimates that a portion of its state net operating loss carryforwards will not be recoverable and has, therefore, recorded a valuation allowance against these state net operating loss carryforwards.

As of September 30, 2016 the Company maintained a total of $2.3 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and had a net deferred tax liability of $2.0 million. As of December 31, 2015 the Company had a total of $2.1 million in valuation allowances against deferred tax assets and a net deferred tax asset of $18.2 million.

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

As required under the terms of the GE Credit Agreement, the Company maintained cash and cash equivalents of at least $5.0 million in accounts in which GE Capital had a first priority perfected lien. These amounts were recorded as long-term restricted cash as of December 31, 2015 on the Company’s Summary Consolidated Balance Sheet, as they were restricted for the term of the GE Credit Agreement.

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

The loans under the Amended Debt Agreement (other than the swing-line loans) bear interest, at the Company’s option, at either a floating rate equal to the base rate, as defined in the Amended Debt Agreement, plus a margin of between 1.75% and 2.75%, depending on the Company’s consolidated leverage ratio, or a per annum rate equal to LIBOR plus a margin of between 2.75% and 3.75%, depending on the Company’s consolidated leverage ratio. As of September 30, 2016 the aggregate interest rate was approximately 3.28%. Swing-line loans shall bear interest at a floating rate equal to the base rate plus a margin of between 1.75% and 2.75%, depending on the Company’s consolidated leverage ratio. The Company is obligated to pay an unused commitment fee equal to 0.50% of the un-utilized portion of the revolving loans. In addition, the Company is also obligated to pay other customary fees for a credit facility of this size and type. If and while a payment event of default exists, the Company is obligated to pay a per annum default rate of interest of 2.00% above the applicable interest rate on the past due principal amount of the loans outstanding. If and while a bankruptcy or insolvency event of default exists, the Company is obligated to pay a per annum default rate of interest of 2.00% above the applicable interest rate on all loans outstanding.

Interest is due and payable, with respect to base rate loans, on a quarterly basis. Interest is due and payable, with respect to LIBOR loans, on the last day of the applicable interest period, if the interest period is shorter than six months, or on the last day of each three month interval, if the interest period is six months or greater.

The Amended Debt Agreement prohibits the Company from exceeding a maximum consolidated leverage ratio during the term of the Amended Debt Agreement and requires the Company to maintain a minimum interest coverage ratio. In addition, the Amended Debt Agreement contains certain customary affirmative and negative covenants, including covenants that limit the ability of the Company and its subsidiaries which are parties to the loan agreement to, among other things, grant liens; incur debt; dispose of assets; make loans and investments; make acquisitions; make certain restricted payments; merge or consolidate; and change their business and accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. As of September 30, 2016 the Company was in compliance with the covenants of the Amended Debt Agreement.

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

The short-term and long-term balances of the Company’s term loan are as follows (in thousands):

	As of September 30,
	2016	2015

Term loan balance	$73,594	$—
Less unamortized loan origination costs	(2,156)	—

Total borrowed	71,438	—
Less short-term loan balance	(1,805)	—

Long-term loan balance	$69,633	$—

Interest Expense

Interest expense was $742,000 and $2.3 million for the three and nine months ended September 30, 2016, respectively. Interest expense was a favorable $78,000 and $18,000 for the three and nine months ended September 30, 2015, respectively, due to the reversal of interest on uncertain tax positions as discussed in Note 10. Interest expense in all periods included interest on debt and uncertain tax positions.

12.  Commitments and Contingencies

Liability Claims

The Company’s estimated unreported loss liability was $1.7 million and $1.4 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the related recoverable insurance amounts were $643,000 and $600,000, respectively. The Company accrues its estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and records the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the liability as of September 30, 2016 could have been estimated to be as high as $3.1 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreements

The employment agreement of the Company’s Chairman, President, and Chief Executive Officer (“CEO”), Mr. J. Patrick Mackin, provides for a severance payment, which would become payable upon the occurrence of certain employment termination events, including termination by the Company without cause.

The employment agreement of the Company’s former President, CEO, and Executive Chairman, Mr. Steven G. Anderson, conferred certain benefits on Mr. Anderson upon his retirement or termination of employment in conjunction with certain change in control events. On April 9, 2015 Mr. Anderson retired from service as an employee of the Company and Chair of its Board of Directors, and entered into a separation agreement with the Company. The Company recorded expense of approximately $1.4 million related to Mr. Anderson’s separation agreement in the second quarter of 2015. The Company had remaining obligations due under Mr. Anderson’s separation agreement of $93,000 and $195,000 as of September 30, 2016 and December 31, 2015, respectively.

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

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. These discussions resulted in two amendments to the trial protocol, the last of which was approved by the FDA in July 2016. The Company is in the process of conducting site start-up activities and anticipates resuming enrollment into the trial in the fourth quarter of 2016 with the goal of receiving Premarket Approval (“PMA”) from the FDA in 2019.

As of September 30, 2016 the Company had $1.5 million in prepaid royalties, $3.0 million in net intangible assets, and $1.2 million in property and equipment, net on the Company’s Summary Consolidated Balance Sheets related to the PerClot product line. If the Company does not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

13.  Shareholders’ Equity

Cash Dividends

The Company initiated a cash dividend in the third quarter of 2012 and paid the dividend quarterly until the Company’s Board of Directors discontinued dividend payments for the foreseeable future in December 2015. The Company paid dividend payments of $853,000 and $2.6 million for the three and nine months ended September 30, 2015, respectively, from cash on hand. The dividend payments were recorded as a reduction to retained earnings on the Company’s Summary Consolidated Balance Sheets.

Common Shares Issued

In January 2016 the Company issued 3,703,699 shares of CryoLife common stock, as part of the consideration for the acquisition of On-X. The stock had a value of $34.6 million as determined on the date of the closing. See Note 4 for further discussion of the On-X acquisition.

14.  Stock Compensation

Overview

The Company has stock option and stock incentive plans for employees and non-employee Directors that provide for grants of restricted stock awards (“RSAs”), performance stock awards (“PSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), and options to purchase shares of Company common stock at exercise prices generally equal to the fair value of such stock at the dates of grant. The Company also maintains a shareholder-approved Employee Stock Purchase Plan (the “ESPP”) for the benefit of its employees. The ESPP allows eligible employees to purchase common stock on a regular basis at the lower of 85% of the market price at the beginning or end of each offering period.

Equity Grants

During the nine months ended September 30, 2016 the Compensation Committee of the Company’s Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 478,000 shares and had an aggregate grant date market value of $5.3 million. The PSUs granted in 2016 represent the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2016 was based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and trade accounts receivable days sales outstanding, each as defined in the PSU grant documents, for the 2016 calendar year. The Company currently believes that achievement of the performance component is probable, and it reevaluates this likelihood on a quarterly basis.

During the nine months ended September 30, 2015 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, including PSUs at target levels, together totaled 405,000 shares of common stock and had an aggregate grant date market value of $4.3 million. The PSUs granted in 2015 represented the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2015 was based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2015 calendar year. The PSUs granted in 2015 earned 127% of the target number of shares.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 387,000 and 328,000 shares to certain Company officers during the nine months ended September 30, 2016 and 2015, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 52,000 and 90,000 shares in the three and nine months ended September 30, 2016, respectively, and 42,000 and 78,000 shares in the three and nine months ended September 30, 2015, respectively, through the ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	4.8 Years	0.5 Years	4.8 Years	0.5 Years
Expected stock price volatility	0.40	0.30	0.40	0.30
Dividends	—%	—%	—%	—%
Risk-free interest rate	1.19%	0.49%	1.20%	0.49%

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	4.8 Years	0.5 Years	4.5 Years	0.5 Years
Expected stock price volatility	0.45	0.30	0.44	0.34
Dividends	1.24%	1.06%	1.12%	1.06%
Risk-free interest rate	1.49%	0.11%	1.41%	0.12%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

RSA, PSA, RSU, and PSU expense	$1,397	$343	$3,616	$2,833
Stock option and ESPP option expense	421	289	1,203	1,084

Total stock compensation expense	$1,818	$632	$4,819	$3,917

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, PSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to inventory costs and deferred preservation costs. The Company capitalized $70,000 and $202,000 in the three and nine months ended September 30, 2016, respectively, and $79,000 and $190,000 in the three and nine months ended September 30, 2015, respectively, of the stock compensation expense into its inventory costs and deferred preservation costs.

As of September 30, 2016 the Company had total unrecognized compensation costs of $6.0 million related to RSAs, PSAs, RSUs, and PSUs and $2.2 million related to unvested stock options, before considering the effect of expected forfeitures. As of September 30, 2016 this expense is expected to be recognized over a weighted-average period of 2.1 years for RSUs, 1.8 years for stock options, 1.5 years for RSAs, 1.0 years for PSUs, and 0.9 years for PSAs.

15.  Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic income per common share	2016	2015	2016	2015

Net income	$2,993	$2,145	$7,881	$1,369
Net income allocated to participating securities	(58)	(44)	(152)	(31)

Net income allocated to common shareholders	$2,935	$2,101	$7,729	$1,338

Basic weighted-average common shares outstanding	32,151	27,823	31,731	27,687

Basic income per common share	$0.09	$0.08	$0.24	$0.05

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted income per common share	2016	2015	2016	2015

Net income	$2,993	$2,145	$7,881	$1,369
Net income allocated to participating securities	(56)	(44)	(148)	(32)

Net income allocated to common shareholders	$2,937	$2,101	$7,733	$1,337

Basic weighted-average common shares outstanding	32,151	27,823	31,731	27,687
Effect of dilutive stock options and awards[a]	1,014	773	837	800

Diluted weighted-average common shares outstanding	33,165	28,596	32,568	28,487

Diluted income per common share	$0.09	$0.07	$0.24	$0.05

a      The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to income per common share. The Company also excluded common stock equivalents from stock awards from the calculation of diluted weighted-average common shares outstanding during periods of net losses because the inclusion of these common stock equivalents would be antidilutive to income per common share. Accordingly, stock options to purchase a weighted-average 1,000 and 810,000 shares for the three and nine months ended September 30, 2016, respectively, and 714,000 and 787,000 shares for the three and nine months ended September 30, 2015, respectively, were excluded from the calculation of diluted weighted-average common shares outstanding.

16.   Segment Information

The Company has two reportable segments organized according to its products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue® Surgical Adhesive; BioFoam® Surgical Matrix; On-X products, since the acquisition of On-X; CardioGenesis cardiac laser therapy; PerClot; PhotoFix; HeRO Graft, through the second quarter of 2016; and ProCol, through the date of the ProCol Sale. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

The primary measure of segment performance, as viewed by the Company’s management, is segment gross margin, or net external revenues less cost of products and preservation services. The Company does not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Medical devices	$28,004	$19,859	$85,067	$59,168
Preservation services	17,248	16,844	50,284	46,892

Total revenues	45,252	36,703	135,351	106,060

Cost of products and preservation services:
Medical devices	6,598	4,278	21,299	13,555
Preservation services	8,872	9,443	26,348	28,302

Total cost of products and preservation services	15,470	13,721	47,647	41,857

Gross margin:
Medical devices	21,406	15,581	63,768	45,613
Preservation services	8,376	7,401	23,936	18,590

Total gross margin	$29,782	$22,982	$87,704	$64,203

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Products:
BioGlue and BioFoam	$15,976	$14,283	$47,479	$42,844
On-X	8,890	—	25,159	—
CardioGenesis cardiac laser therapy	1,653	1,852	5,497	5,932
PerClot	950	975	2,983	2,987
PhotoFix	535	444	1,406	959
HeRO Graft	—	1,934	2,325	5,538
ProCol	—	371	218	908

Total products	28,004	19,859	85,067	59,168

Preservation services:
Cardiac tissue	8,279	7,537	22,255	21,089
Vascular tissue	8,969	9,307	28,029	25,803

Total preservation services	17,248	16,844	50,284	46,892

Total revenues	$45,252	$36,703	$135,351	$106,060

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

All statements included herein, other than statements of historical facts, that address activities, events, or developments that the Company expects or anticipates will or may occur in the future or that reflect the Company’s beliefs and/or expectations, are forward-looking statements, including statements about the following:

●	The market and growth opportunities for BioGlue in China;

●	The market and growth opportunities for the On-X mechanical heart valve, including the impact of disruptions to the sales channel, the benefits of moving to a direct sales model in certain countries, the acceleration of growth after the initial integration period, and the expansion of the CryoLife sales force;

●	The opportunity for the Company’s now larger re-aligned sales team to become more experienced and leverage their strong relationships with cardiac surgeons to introduce and to expand utilization of the On-X heart valve in the U.S. and internationally;

●	The expected decrease in cardiac laser therapy revenues in 2016 relative to 2015, due to a projected decrease in laser console and handpiece sales;

●	The plans, costs, and expected timelines regarding clinical trials to obtain U.S. regulatory approval for PerClot, the distribution of PerClot manufactured by SMI and the Company in certain markets, including in the U.S.;

●	2016 tissue preservation services revenues, cost of preservation services, and gross margins, including the impact on revenues, costs, and gross margins, of tissues processed in 2014 and 2015, and the Company’s plans to continue to improve tissue processing throughput, reduce costs, improve tissue availability, optimize the timing of tissue releases, re-engage and retain preservation services customers, and other factors;

●	The seasonal nature of the demand for the Company’s products and preservation services, if any;

●	The Company having sufficient cash to meet its expected operational liquidity needs for at least the next twelve months, its expectations regarding future cash requirements, and the impact that the Company’s cash requirements for 2016 may have on its cash flows for 2016;

●	The potential impact of constraints imposed on the Company by its lenders under the existing credit facility;

●	The impact of certain changes in interest rates or exchange rates on the Company’s financial position, sales to distributors, profitability, or cash flows;

●	The impact of certain new accounting pronouncements; and

●	The anticipated revenue impact associated with the transition to a direct distribution model in certain foreign countries, particularly in France related to BioGlue and PerClot.

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

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, is a leader in medical device manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac surgical procedures. CryoLife’s medical devices include: BioGlue® Surgical Adhesive (“BioGlue”); BioFoam® Surgical Matrix (“BioFoam”); On-X valves and surgical products; CardioGenesis cardiac laser therapy product line, which includes a laser console system and single-use, fiber-optic handpieces, that are used for the treatment of coronary artery disease in patients with severe angina; PerClot®, an absorbable powdered hemostat, which the Company distributes internationally for Starch Medical, Inc. (“SMI”); and PhotoFix TM, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. The cardiac and vascular human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch (“CryoPatch SG”), both of which are processed using CryoLife’s proprietary SynerGraft® technology.

The Company reported record operating cash flows of $8.8 million in the three months ended September 30, 2016, a 100% increase from the immediately preceding quarter ended June 30, 2016 and an 83% increase from the prior year quarter ended September 30, 2015. The strong cash performance was due to the Company’s revenue growth in 2016, which generated cash inflows during the quarter that outpaced operating cash expense increases. The Company reported revenues of $45.3 million in the three months ended September 30, 2016, a 23% increase from the quarter ended September 30, 2015, primarily due to the acquisition of On-X Life Technologies Holdings, Inc. (“On-X”) in January 2016. See the “Results of Operations” section below for additional analysis of the three and nine months ended September 30, 2016.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in the Company’s Form 10-K for the year ended December 31, 2015. Management believes that the consistent application of these policies enables the Company to provide users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company did not experience any significant changes during the quarter ended September 30, 2016 in any of its Critical Accounting Policies from those contained in the Company’s Form 10-K for the year ended December 31, 2015.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact the adoption of this standard will have on its financial position, results of operations, and cash flows.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, but does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operations, or cash flows.

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended September 30,		Revenues as a Percentage of Total Revenues for the Three Months Ended September 30,
	2016	2015	2016	2015

Products:
BioGlue and BioFoam	$15,976	$14,283	35%	39%
On-X	8,890	—	20%	—%
CardioGenesis cardiac laser therapy	1,653	1,852	4%	5%
PerClot	950	975	2%	3%
PhotoFix	535	444	1%	1%
HeRO Graft	—	1,934	—%	5%
ProCol	—	371	—%	1%

Total products	28,004	19,859	62%	54%

Preservation services:
Cardiac tissue	8,279	7,537	18%	21%
Vascular tissue	8,969	9,307	20%	25%

Total preservation services	17,248	16,844	38%	46%

Total	$45,252	$36,703	100%	100%

	Revenues for the Nine Months Ended September 30,		Revenues as a Percentage of Total Revenues for the Nine Months Ended September 30,
	2016	2015	2016	2015

Products:
BioGlue and BioFoam	$47,479	$42,844	35%	40%
On-X	25,159	—	19%	—%
CardioGenesis cardiac laser therapy	5,497	5,932	4%	6%
PerClot	2,983	2,987	2%	3%
PhotoFix	1,406	959	1%	1%
HeRO Graft	2,325	5,538	2%	5%
ProCol	218	908	—%	1%

Total products	85,067	59,168	63%	56%

Preservation services:
Cardiac tissue	22,255	21,089	16%	20%
Vascular tissue	28,029	25,803	21%	24%

Total preservation services	50,284	46,892	37%	44%

Total	$135,351	$106,060	100%	100%

Revenues increased 23% and 28% for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, respectively, primarily due to the acquisition of On-X in January 2016. A detailed discussion of the changes in product revenues and preservation services revenues for the three and nine months ended September 30, 2016 is presented below.

Products

Revenues from products increased 41% and 44% for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, respectively, primarily due to the acquisition of On-X during the first quarter of 2016. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; On-X; CardioGenesis cardiac laser therapy; PerClot; PhotoFix; HeRO Graft; and ProCol is presented below.

The Company’s sales of certain products through its direct sales force to U.K. hospitals are denominated in British Pounds, and its sales to German, Austrian, French, and Irish hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. During 2015, the U.S. Dollar strengthened materially, as compared to the British Pound and Euro and, as a result, the Company’s revenues denominated in these currencies decreased when translated into U.S. Dollars. This trend continued during the nine months ended September 30, 2016. Any further change in these exchange rates could have a material, adverse effect on the Company’s revenues denominated in these currencies. Additionally, the Company’s sales to many distributors around the world are denominated in U.S. Dollars and, although these sales are not directly impacted by the strong U.S. Dollar, the Company believes that its distributors may be delaying or reducing purchases of products in U.S. Dollars due to the relative price of these goods in their local currencies.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 12% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily due to a 15% increase in the volume of milliliters sold, which increased revenues by 12%. Revenues from the sale of BioGlue and BioFoam increased 11% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to an 11% increase in the volume of milliliters sold, which increased revenues by 11%.

The increase in sales volume of surgical sealants for the three months ended September 30, 2016 was primarily due to sales of BioGlue in France and Japan. In 2015 the Company was in the process of transitioning the French market from a distributor to a direct sales model, and as a result, there were no shipments of BioGlue into France in the comparable period in 2015. To a lesser extent, BioGlue revenues in the three months ended September 30, 2016 were affected by an increase in sales volume in Latin America, partially offset by a decrease in sales volume in domestic markets. The increase in sales volume of surgical sealants for the nine months ended September 30, 2016 was primarily due to sales of BioGlue in France. To a lesser extent, BioGlue revenues in the nine months ended September 30, 2016 were affected by an increase in sales volume in Europe and domestic markets.

The timing of ordering patterns affected BioGlue sales in domestic markets and in Japan. In domestic markets, revenues were higher in the second quarter of 2016 and down slightly in the third quarter of 2016, when compared to the corresponding periods in the prior year; overall for the nine months ended September 30, 2016 domestic BioGlue revenues increased slightly as a result of the Company’s larger, realigned domestic sales force. In Japan, revenues were down in the second quarter of 2016 and increased in the third quarter of 2016 when compared to the corresponding periods in the prior year; overall for the nine months ended September 30, 2016 Japan BioGlue revenues increased slightly from the prior year.

The Company received an expanded indication for BioGlue in Japan in mid-2015. The Company is currently seeking regulatory approval for BioGlue in China and, if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues accounted for 51% and 55% of total BioGlue revenues for the three and nine months ended September 30, 2016, respectively, and 59% and 60% of total BioGlue revenues for the three and nine months ended September 30, 2015, respectively. BioFoam revenues accounted for less than 1% of surgical sealant revenues for each of the three and nine months ended September 30, 2016 and 2015. BioFoam is approved for sale in certain international markets.

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

On-X combined pre- and post-acquisition revenues for the three and nine months ended September 30, 2016 increased 6% and 7%, respectively, when compared to On-X’s pre-acquisition revenues for the three and nine months ended September 30, 2015, respectively, despite disruptions in the sales channel caused by the transition to direct selling in various domestic and international markets that On-X previously served through distributors.

Management believes that the combined pre- and post-acquisition On-X revenues for the full year 2016 will increase over On-X’s pre-acquisition revenues in 2015, although revenues could be adversely impacted in any individual quarter by sales channel disruptions. Management believes that the growth rate for On-X products will accelerate after this initial integration period due to the selling efforts of the Company’s larger, realigned sales force as they undertake additional training and become more experienced with selling On-X products. The Company expects this sales force will drive an increase in implants and will open additional hospitals to using On-X products.

CardioGenesis Cardiac Laser Therapy

Revenues from the Company’s CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, revenues from the sale of laser consoles. Revenues from cardiac laser therapy decreased 11% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Revenues from the sale of laser consoles were zero for both the three months ended September 30, 2016 and 2015. Revenues from the sale of handpieces decreased 14% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This decrease was primarily due to a 12% decrease in unit shipments of handpieces, which decreased revenues by 13% and a decrease in average sales prices, which decreased revenues by 1%.

Revenues from cardiac laser therapy decreased 7% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Revenues from the sale of laser consoles were zero and $69,000 for the nine months ended September 30, 2016 and 2015, respectively. Revenues from the sale of handpieces decreased 9% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This decrease was primarily due to a 10% decrease in unit shipments of handpieces, which decreased revenues by 11%, partially offset by an increase in average sales prices, which increased revenues by 2%.

The decrease in handpiece revenues for the three and nine months ended September 30, 2016 was primarily due to a reduction in procedure volume, which can vary from quarter to quarter due to physician case volume and patient-specific factors, which can determine whether cardiac laser therapy can be used adjunctively with cardiac bypass surgery.

The Company expects that cardiac laser therapy revenues will decrease for the full year of 2016 as compared to the full year of 2015, due to a projected decrease in laser console and handpiece sales. Revenues from laser console sales are difficult to predict as laser console sales can vary significantly from quarter to quarter due to the long lead time required to generate sales of capital equipment.

PerClot

Revenues from the sale of PerClot decreased 3% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This decrease was primarily due to the unfavorable effect of foreign currency exchange, which decreased revenues by 3%.

Revenues from the sale of PerClot for the nine months ended September 30, 2016 were comparable to revenues for the nine months ended September 30, 2015. Revenues in the current periods were impacted by an increase in volume, which increased revenues by 4%, partially offset by a decrease in average selling prices, which decreased revenues by 3%, and the unfavorable effect of foreign currency exchange, which decreased revenues by 1%.

The volume increase for the three months ended September 30, 2016 was primarily due to sales of PerClot in France, due to our transition to a direct sales model in this market in October 2015. The decrease in average selling prices for the nine months ended September 30, 2016 was primarily due to price reductions to certain customers in Europe as a result of pricing pressures from competitive products.

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the U.S. Food and Drug Administration (“FDA”) regarding the trial protocol. These discussions resulted in two amendments to the trial protocol, the last of which was approved by the FDA in July 2016. The Company is in the process of conducting site start-up activities and anticipates resuming enrollment into the trial in the fourth quarter of 2016 with the goal of receiving Premarket Approval (“PMA”) from the FDA in the first half of 2019.

PhotoFix

PhotoFix revenues increased 20% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily due to an increase in units sold, which increased revenues by 21%, partially offset by a decrease in average sales prices, which decreased revenues by 1%. PhotoFix revenues increased 47% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to an increase in units sold, which increased revenues by 50%, partially offset by a decrease in average sales prices, which decreased revenues by 3%. The increase in volume for both the three and nine months ended September 30, 2016 is primarily due to an increase in the number of implanting physicians when compared to the prior year period, as the Company launched its distribution of PhotoFix in the first quarter of 2015.

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

Revenues from HeRO Grafts include revenues related to the sale of vascular grafts, venous outflow components, and accessories, which are generally sold together as a kit. Revenues include sales to hospitals through February 3, 2016 and to Merit from that date through the second quarter of 2016. The sales transfer to Merit was completed in the second quarter of 2016, at which time the Company ceased sales of the HeRO Graft.

ProCol

On March 18, 2016 the Company sold its ProCol product line to LeMaitre Vascular, Inc. (“LeMaitre”), at which time the Company ceased sales of these products.

Preservation Services

Revenues from preservation services increased 2% and 7% for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, respectively. A detailed discussion of the changes in cardiac and vascular preservation services revenues is presented below.

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

Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and nine months ended September 30, 2016.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, increased 10% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily due to a 12% increase in unit shipments of cardiac tissues, which increased revenues by 9% and an increase in average service fees, which increased revenues by 1%.

Revenues from cardiac preservation services increased 6% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to a 6% increase in unit shipments of cardiac tissues, which increased revenues by 3% and an increase in average service fees, which increased revenues by 3%.

The increase in cardiac volume for the three and nine months ended September 30, 2016 was primarily due to an increase in the volume of cardiac patch shipments, partially offset by a decrease in cardiac valve shipments for the nine months ended September 30, 2016. The increase in average service fees for the September 30, 2016 was primarily due to list fee increases in domestic markets and the routine negotiation of pricing contracts with certain customers.

The Company’s cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. The Company’s cardiac tissues are primarily distributed in domestic markets.

Vascular Preservation Services

Revenues from vascular preservation services decreased 4% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This decrease was primarily due to a 10% decrease in vascular tissue shipments, which decreased revenues by 5%, partially offset by an increase in average service fees, which increased revenues by 1%.

Revenues from vascular preservation services increased 9% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily due to the total effect of favorable tissue mix and a 3% decrease in unit shipments of vascular tissues, which in the aggregate increased revenues by 5% and an increase in average service fees, which increased revenues by 4%.

The Company’s vascular preservation services revenues benefited in the second half of 2015 and the first half of 2016 from an increase in vascular tissue availability, due to factors discussed above. The Company used this increase in available tissue to meet the previously unmet demand from its existing vascular tissue customers. Although the Company’s vascular tissue customers continue to receive tissue shipments, the volume of these requests has normalized. The decrease in shipments of vascular tissues for the three and nine months ended September 30, 2016 was primarily due to these factors. Now that the Company has a sufficient vascular tissue supply, it is beginning the process of pursuing new and previous vascular tissue customers to broaden its revenue base for vascular preservation services.

The increase in average service fees for the three and nine months ended September 30, 2016 was primarily due to fee differences due to physical characteristics of vascular tissues, list fee increases in domestic markets, and the routine negotiation of pricing contracts with certain customers.

The majority of the Company’s vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. These tissues are primarily distributed in domestic markets.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cost of products	$6,598	$ 4,278	$21,299	$ 13,555

Cost of products increased 54% and 57% for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, respectively. Cost of products in 2016 and 2015 includes costs related to BioGlue, BioFoam, CardioGenesis cardiac laser therapy, PerClot, and PhotoFix. Cost of products in 2016 also includes costs related to On-X. Cost of products for the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015 includes HeRO Grafts and ProCol.

The increase in cost of products in the three and nine months ended September 30, 2016 was primarily due to sales of On-X products following the Company’s acquisition of On-X in January 2016, partially offset by a reduction in cost of products following the sale of the HeRO Graft and ProCol product lines. Cost of products in the three and nine months ended September 30, 2016 includes $750,000 and $2.2 million, respectively, in acquisition inventory basis step-up expense, related to the On-X inventory fair value adjustment recorded in purchase accounting. Cost of products in the nine months ended September 30, 2015 included the write-down of PerClot inventory manufactured for the U.S. market following the Company’s cessation of marketing, sales, and distribution of PerClot in the U.S. during the first quarter of 2015.

Cost of Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cost of preservation services	$8,872	$9,443	$26,348	$28,302

Cost of preservation services decreased 6% and 7% for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, respectively. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three and nine months ended September 30, 2016 primarily due to a decrease in the per unit cost of processing tissues, as a result of processing changes implemented in 2015, as discussed in “Preservation Services” above. The Company expects that the per unit cost of processing tissues will decrease for the full year of 2016 when compared to 2015, as a result of these processing improvements.

Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Gross margin	$29,782	$22,982	$87,704	$64,203
Gross margin as a percentage of total revenues	66%	63%	65%	61%

Gross margin increased 30% and 37% for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, respectively. These increases were primarily due to the addition of margins related to the On-X product line; increases in tissue margins due to higher revenues and a decrease in the per unit cost of processing tissues; and an increase in BioGlue margins due to increased revenues, predominately in countries in which we typically achieve higher margins. The increases were partially offset by decreases in margins for the HeRO Graft and ProCol product lines.

Gross margin as a percentage of total revenues increased in the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively. These increases were primarily due to increases in tissue margins, due to a decrease in the per unit cost of processing tissues, partially offset by the unfavorable impact of the On-X acquisition inventory basis step-up expense discussed above. The gross margin and gross margin as a percentage of total revenues for the nine months ended September 30, 2015 were impacted by the write-down of PerClot inventory, as discussed above.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

General, administrative, and marketing expenses	$20,592	$17,494	$69,302	$55,790
General, administrative, and marketing expenses as a percentage of total revenues	46%	48%	51%	53%

General, administrative, and marketing expenses increased 18% and 24% for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, respectively.

General, administrative, and marketing expenses for the three and nine months ended September 30, 2016 included $413,000 and $7.0 million, respectively, in business development costs primarily related to the acquisition of On-X in January 2016, which include, among other costs, expenses related to the termination of international and domestic distribution agreements. The Company also incurred additional general, administrative, and marketing expenses during the first nine months of 2016 related to the expanded sales force and the ongoing operations of On-X, and the effect of this increase will continue in the fourth quarter of 2016.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Research and development expenses	$3,714	$2,960	$9,602	$7,896
Research and development expenses as a percentage of total revenues	8%	8%	7%	7%

Research and development expenses increased 25% and 22% for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, respectively. Research and development spending in these periods was primarily focused on clinical work with respect to PerClot, the Company’s tissue processing, On-X products, and BioGlue.

Gain from Sale of Business Components

Gain on sale of business components for the nine months ended September 30, 2016 consisted of the net of an $8.8 million gain on the HeRO Sale and an $845,000 loss on the ProCol Sale. The Company sold its HeRO Graft and ProCol product lines during the first quarter of 2016.

Interest Expense

Interest expense was $742,000 and $2.3 million for the three and nine months ended September 30, 2016, respectively, and interest expense was a favorable $78,000 and $18,000 for the three and nine months ended September 30, 2015, respectively. Interest expense in the 2016 and 2015 periods included interest on debt and uncertain tax positions. The increase in interest expense in 2016 was due to borrowings under the $75 million term loan the Company entered into in January 2016 to finance, in part, the acquisition of On-X. In the three and nine months ended September 30, 2015 interest expense was favorable due to the reversal of interest on uncertain tax positions.

Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Income before income taxes	$4,731	$2,858	$14,653	$1,251
Income tax expense (benefit)	1,738	713	6,772	(118)

Net income	$2,993	$2,145	$7,881	$1,369

Diluted income per common share	$0.09	$0.07	$0.24	$0.05

Diluted weighted-average common shares outstanding	33,165	28,596	32,568	28,487

Income before income taxes increased in the three and nine months ended September 30, 2016, as compared to income before income taxes in the three and nine months ended September 30, 2015, respectively. The increase in income before income taxes for the three and nine months ended September 30, 2016 was primarily due to an increase in revenues and gross margins as a result of the acquisition of On-X, partially offset by an increase in general, administrative, and marketing expenses and interest expense, as discussed above. The increase in income before income taxes for the nine months ended September 30, 2016 was also due to the gain on disposal of business components, particularly the HeRO Sale, as discussed above.

The Company’s effective income tax rate was approximately 37% and 46% for the three and nine months ended September 30, 2016, respectively, as compared to an expense of 25% and a benefit of 9% for the three and nine months ended September 30, 2015, respectively.

The Company’s income tax rate for the nine months ended September 30, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition, which had a larger impact on the tax rate in first quarter of 2016, and by book/tax basis differences related to the HeRO Sale.

The Company’s income tax rate for both the three and nine months ended September 30, 2015 was favorably affected by the reversal of $794,000 in uncertain tax positions, primarily related to research and development tax credits for which the statute of limitations expired. This was partially offset by the unfavorable effect of the absence of the domestic production activities deduction, as the Company had not anticipated being eligible for this deduction in 2015. The Company’s income tax rate for the nine months ended September 30, 2015 did not include an anticipated benefit from the research and development tax credit, as this credit had not yet been enacted at that time.

Net income and diluted income per common share increased for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively, primarily due to the increase in income before income taxes, partially offset by an increase in income tax expense as discussed above.

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

Liquidity and Capital Resources

Net Working Capital

At September 30, 2016 net working capital (current assets of $142.1 million less current liabilities of $24.8 million) was $117.3 million, with a current ratio (current assets divided by current liabilities) of 6 to 1, compared to net working capital of $90.1 million and a current ratio of 6 to 1 at December 31, 2015.

Overall Liquidity and Capital Resources

The Company’s largest cash requirement for the nine months ended September 30, 2016 was cash used to fund the acquisition of On-X. To a lesser extent, the Company’s cash requirements included capital expenditures for facilities and equipment, debt issuance costs and principal payments on the Company’s borrowings, and to fund the purchase of the PhotoFix technology. The Company funded its cash requirements by issuing debt in the form of a new $75 million term loan, discussed further below, through the sale of certain components of the Company’s business, the Company’s existing cash reserves, and its operating activities, which generated cash during the period.

The Company believes that its cash from operations and existing cash and cash equivalents will enable the Company to meet its current operational liquidity needs for at least the next twelve months. The Company’s future cash requirements are expected to include interest and principal payments under our debt agreement, the PerClot clinical trial, additional research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes and may include cash to fund business development activities. These items may have a significant effect on the Company’s cash flows during the next twelve months. Subject to the terms of its credit facility and other obligations of the Company, the Company may seek additional borrowing capacity or financing, pursuant to its current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If the Company undertakes any further significant business development activity in 2016, it may need to finance such activities by drawing down monies under its credit agreement, discussed below, obtaining additional debt financing, or using a registration statement to sell equity securities. There can be no assurance that the Company will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to the Company.

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

In connection with the closing of the On-X acquisition, on January 20, 2016 the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement (“Amended Debt Agreement”) with Capital One, National Association. Capital One Financial Corporation acquired GE Capital’s Healthcare Financial Services lending business in late 2015. The designated credit parties are Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association, collectively the (“Lending Parties”). The Amended Debt Agreement amended and restated the GE Credit Agreement and provides the Company with a senior secured credit facility in an aggregate principal amount of $95 million, which includes a $75 million term loan and a $20 million revolving credit facility (including a $4 million letter of credit sub-facility and a $3 million swing-line sub-facility). The $75 million term loan was used to finance, in part, the acquisition of On-X and will mature on January 20, 2021. The Company and its domestic subsidiaries, subject to certain exceptions and exclusions, have guaranteed the obligations of the Amended Debt Agreement. Borrowings under the Amended Debt Agreement are secured by substantially all of the Company’s real and personal property.

On February 3, 2016 the Company sold its HeRO Graft product line to Merit for $18.5 million in cash, of which $17.8 million had been received by September 30, 2016. On March 18, 2016 the Company sold its ProCol Vascular Bioprosthesis distribution rights and purchase option to LeMaitre for $2.0 million in cash, all of which was received by September 30, 2016. The Company recorded a pre-tax gain of approximately $8.8 million on the HeRO Sale and a pre-tax loss of approximately $845,000 on the ProCol Sale.

On April 13, 2016 the Company exercised its right to acquire the PhotoFix technology from GBI for approximately $2.3 million, of which $1.2 million was paid in cash. GBI will continue to manufacture PhotoFix until the Company is able to establish manufacturing operations, which is expected to occur by mid-2017.

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. These discussions resulted in two amendments to the trial protocol, the last of which was approved by the FDA in July 2016. The Company is in the process of conducting site start-up activities and anticipates resuming enrollment into the trial in the fourth quarter of 2016 with the goal of receiving PMA from the FDA in the first half of 2019.

The Company acquired net operating loss carryforwards from its acquisitions of On-X, Hemosphere, Inc. (“Hemosphere”), and Cardiogenesis Corporation that the Company believes will reduce required cash payments for federal income taxes by approximately $6.4 million for the 2016 tax year.

As of September 30, 2016 approximately 4% of the Company’s cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $14.7 million for the nine months ended September 30, 2016, as compared to $10.0 million for the nine months ended September 30, 2015.

The Company uses the indirect method to prepare its cash flow statement and, accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the nine months ended September 30, 2016 these non-cash items included $7.9 million in gain from sale of business components, partially offset by $6.2 million in depreciation and amortization expenses and $4.6 million in non-cash compensation. The gain from sale of business components is the gain on the HeRO Sale, partially offset by the loss on the ProCol Sale.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the nine months ended September 30, 2016 these changes included an unfavorable adjustment of $5.7 million due to increases in inventory balances and deferred preservation costs, partially offset by a favorable effect of $3.7 million due to the timing difference between recording receivables and the receipt of cash.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $71.1 million for the nine months ended September 30, 2016, as compared to $2.8 million for the nine months ended September 30, 2015. The current year cash used was primarily due to $91.2 million for the acquisition of On-X, net of cash acquired, $3.5 million in capital expenditures, and $1.2 million for the acquisition of the PhotoFix technology, partially offset by $19.8 million in proceeds from the sale of business components related to the HeRO Sale and the ProCol Sale and $5.0 million for the decrease in restricted cash.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $73.4 million for the nine months ended September 30, 2016, as compared to cash used of $2.0 million for the nine months ended September 30, 2015. The current year cash provided was primarily due to $75.0 million in proceeds from the issuance of a term loan, which was used to finance, in part, the acquisition of On-X, partially offset by $2.3 million in debt issuance costs.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of September 30, 2016 were as follows (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations	$73,594	$—	$3,281	$3,750	$3,750	$5,157	$57,656
Operating leases	24,794	759	4,505	4,463	4,302	3,791	6,974
Interest payments	9,336	600	2,337	2,214	2,091	1,944	150
Research obligations	5,876	1,520	3,071	1,194	66	25	—
Purchase commitments	3,858	881	1,431	1,532	14	—	—
Contingent payments	1,000	—	—	—	1,000	—	—
Other long-term liabilities	698	199	499	—	—	—	—

Total contractual obligations	$119,156	$3,959	$15,124	$13,153	$11,223	$10,917	$64,780

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

The Company’s purchase commitments include obligations from agreements with suppliers, one of which is the minimum purchase requirements for PerClot under the Distribution Agreement. Pursuant to the terms of the Distribution Agreement, the Company may terminate that agreement, including the minimum purchase requirements set forth in the agreement for various reasons, one of which is if the Company obtains FDA approval for PerClot. These minimum purchases are included in the table above through 2018, based on the assumption that CryoLife will not terminate the Distribution Agreement before its target date for receiving FDA approval for PerClot in 2019. However, if the Company does not obtain FDA approval for PerClot and chooses not to terminate the Distribution Agreement, CryoLife may have minimum purchase obligations of up to $1.75 million per year through the end of the contract term in 2025.

The contingent payments obligation includes payments that the Company may make if certain U.S. regulatory approvals and certain commercial milestones are achieved related to the Company’s transaction with SMI for PerClot.

The Company’s research obligations represent commitments for ongoing studies and payments to support research and development activities.

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, as no assessments have been made for specific litigation, and (ii)

any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $1.8 million, as no specific assessments have been made by any taxing authorities.

Capital Expenditures

Capital expenditures were $3.5 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures in the nine months ended September 30, 2016 were primarily related to the routine purchases of computer software; manufacturing and tissue processing equipment; computer and office equipment; CardioGenesis cardiac laser therapy laser consoles; and leasehold improvements needed to support the Company’s business.

Risks and Uncertainties

See the risks identified in Part II, Item 1A of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $54.1 million as of September 30, 2016 and interest paid on the outstanding balances, if any, of the Company’s variable rate line of credit and $75 million term loan. A 10% adverse change in interest rates, as compared to the rates experienced by the Company in the nine months ended September 30, 2016, affecting the Company’s cash and cash equivalents, restricted cash and securities, $75 million term loan, and line of credit would not have a material effect on the Company’s financial position, profitability, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on September 30, 2016, affecting the Company’s balances denominated in foreign currencies, would not have had a material effect on the Company’s financial position, profitability, or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by the Company for the nine months ended September 30, 2016, affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material effect on the Company’s financial position, profitability, or cash flows.

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

The Company’s management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of September 30, 2016, the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. During the quarter ended September 30, 2016 there were no changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, representing approximately 35% and 39% of revenues in the three months ended September 30, 2016 and 2015, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●	BioGlue is a mature product, our U.S. Patent for BioGlue expired in mid-2012, and our patents in most of the rest of the world for BioGlue expired in mid-2013. Other companies may use the inventions disclosed in the expired patents to develop and make competing products;
●	Two other companies have launched competitive products in 2016. These companies have greater financial, technical, manufacturing, and marketing resources than we do and are well established in their markets. Companies other than these may also pursue regulatory approval for competitive products;
●	Competitors have obtained FDA approval for indications in which BioGlue has been used off-label and for which we cannot market BioGlue, which in the past has reduced addressable procedures for BioGlue, and such approvals may again reduce addressable procedures;
●	We may be unable to obtain regulatory approvals to commercialize BioGlue in certain countries other than the U.S. at the same rate as our competitors or at all. We also may not be able to capitalize on new regulatory approvals we obtain for BioGlue in countries other than the U.S., including approvals for new indications; and
●	BioGlue is subject to potential adverse developments with regard to its safety, efficacy, or reimbursement practices.

We are significantly dependent on our revenues from tissue preservation services and are subject to a variety of risks affecting them.

Tissue preservation services are a significant source of our revenues, representing 38% and 46% of revenues in the three months ended September 30, 2016 and 2015, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

●	Source sufficient quantities of some tissue types from human donors or address potential excess supply of other tissue types. We rely primarily upon the efforts of third-party procurement organizations, tissue banks, most of which are not-for-profit, and others to educate the public and foster a willingness to donate tissue. Factors beyond our control such as supply, regulatory changes, negative publicity concerning methods of tissue recovery or disease transmission from donated tissue, or public opinion of the donor process as well as our own reputation in the industry can negatively impact the supply of tissue;
●	Process donated tissue cost effectively or at all due to factors such as employee turnover, ineffective or inefficient operations, or an insufficiently skilled workforce;
●	Compete effectively with a major non-profit competitor in tissue preservation services, as it may have advantages over us in terms of cost structure, pricing, and sourcing tissue; or
●	Mitigate sufficiently the risk that processed tissue cannot be sterilized and hence carries an inherent risk of infection or disease transmission; there is no assurance that our quality controls will be adequate to mitigate such risk.

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

On January 20, 2016, we acquired On-X, at a price of $128.2 million, subject to certain adjustments, which is the largest acquisition we have ever made, and pursuant to which we borrowed $75.0 million through a senior secured credit facility, subject to certain restrictions on our business, and we issued shares of common stock worth, at the time, approximately $34.6 million.

Our ability to realize the anticipated business opportunities, growth prospects, cost savings, synergies, and other benefits of the On-X acquisition will depend on a number of factors including:

●	The success of our integration of the direct sales forces of On-X and CryoLife into a single sales force to sell, with limited exception, the entire suite of products of the combined businesses;
●	Our ability to successfully manage independent sales representative and distributor relationships, particularly internationally;
●	The success of moving to a direct sales model with the On-X products in markets in which CryoLife currently operates through a direct sales model;
●	Our ability to attract and retain key personnel;
●	Our ability to resolve unanticipated or undisclosed pre-existing On-X liabilities including any regulatory or quality issues;
●	Our ability to execute on existing On-X clinical trials in a timely and cost effective manner;
●	Our ability to retain existing customers and obtain new customers for On-X products; and
●	Unforeseen negative economic or market conditions impacting the On-X business.

Many of these factors are outside of our control and any one of them could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially, adversely impact our business, financial condition, profitability, and cash flows. As a result of these or other factors, we may not realize the full benefits of the acquisition, including achieving anticipated sales, capitalizing on the FDA’s approved reduced international normalized ratio (“INR”) indication and other growth opportunities, capturing market share from major competitors, all of whom are substantially larger and better resourced than CryoLife, or realizing expected synergies and costs savings. These benefits may not be achieved within the anticipated time frame or at all. Any of these factors could negatively impact our earnings per share, decrease or delay the expected accretive effect of the acquisition, and negatively impact the price of our common stock. In addition, if we fail to realize the anticipated benefits of the acquisition, we could experience an interruption or loss of momentum in our existing business activities which could adversely affect our revenues, financial condition, profitability, and cash flows.

We are significantly dependent on our revenues from On-X and are subject to a variety of risks affecting them.

On-X is a significant source of our revenues, representing 20% of revenues in the three months ended September 30, 2016. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●	Our ability to achieve anticipated sales of On-X products;
●	Our ability to capitalize on the FDA’s approved reduced INR indication;
●	Our ability to overcome high levels of inventory in certain markets;
●	Our ability to compete effectively with our major competitors, as they may have advantages over us in terms of cost structure, pricing, sales force footprint, and brand recognition;
●	Our ability to manage the risks associated with less favorable contract terms for On-X products on consignments at hospitals with more bargaining power; and
●	Changes in technology that may impact the market for mechanical heart valve and transcatheter aortic valve replacement, or TAVR devices.

Our investment in PerClot is subject to significant risks, and our ability to fully realize our investment is dependent on our ability to obtain FDA approval and to successfully commercialize PerClot in the U.S.

In 2010 and 2011, we entered into various agreements with SMI pursuant to which, among other things, we (a) may distribute PerClot® in certain international markets and are licensed to manufacture PerClot in the U.S.; (b) acquired the technology to produce the key component in the manufacture of PerClot; and (c) obtained the exclusive right to pursue, obtain, and maintain FDA Premarket Approval (“PMA”) for PerClot. The initial consideration under those SMI agreements was approximately $8.0 million paid in cash and stock. We made additional payments of $1.75 million through 2015 and may pay contingent amounts of up to an additional $1.0 million if certain U.S. regulatory and other commercial milestones are achieved. We may also pay SMI, subject to certain offsets, royalties on our future sales of PerClot that we manufacture after December 31, 2015.

In March 2014, we received approval of our investigational device exemption (“IDE”) for PerClot from the FDA, pursuant to which we began, in the first half of 2015, our pivotal clinical trial for surgical indications. We spent approximately $2.0 million in 2015 to pursue U.S. regulatory approval and anticipate that we will spend another $7.0 to $8.0 million over the next several years with the goal of obtaining such approval, most of which we expect to incur in the remainder of 2016, 2017, and 2018. Our costs for this goal are estimates only and may ultimately be greater than anticipated.

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. These discussions resulted in two amendments to the trial protocol, the last of which was approved by the FDA in July 2016. The Company is in the process of conducting site start-up activities and anticipates resuming enrollment into the trial in the fourth quarter of 2016 with the goal of receiving PMA from the FDA in the first half of 2019. Under our agreements with SMI, we could lose our exclusive license to pursue, obtain, and maintain the PMA, if we do not secure such approval for PerClot by October of 2017. Even though the FDA has approved the revised protocol, we may not be able to continue, or may elect to discontinue, the PerClot IDE. Finally, under the terms of our resolution with Medafor, we are precluded from marketing, selling or distributing PerClot in the U.S. until February 8, 2019, even if we obtain FDA Premarket Approval for PerClot before that date.

We will not be able to sell PerClot for surgical indications in the U.S. in future years unless, and until, we obtain FDA approval and only after the Medafor injunction has expired on February 8, 2019. Failure to obtain FDA approval could materially, adversely affect our financial condition, anticipated future revenues, and profitability. There is no guarantee that we will obtain FDA approval when anticipated, or at all. The estimated timing of regulatory approval for PerClot is based on factors beyond our control, including but not limited to, the pace of enrollment in the IDE after enrollment is resumed and the approval process may be delayed because of unforeseen scheduling difficulties and unfavorable results at various stages in the IDE or the process. Management may also decide to delay or terminate our pursuit of U.S. regulatory approval for PerClot at any time due to changing conditions in our Company, in the marketplace, or in the economy in general.

Finally, even if we receive FDA PMA for PerClot, we may be unsuccessful in selling PerClot in the U.S. as competing products may have penetrated the market by the time we receive FDA approval and have substantial market share or significant market protections due to contracts, among other things. We may also be unsuccessful in selling in countries other than the U.S. due, in part, to a proliferation in other countries of multiple generic competitors, SMI’s breach of its contractual obligations, or the lack of adequate intellectual property protection or enforcement. Any of these occurrences could materially, adversely affect our future revenues, financial condition, profitability, and cash flows.

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

Simultaneously with our acquisition of the PhotoFix product line, we entered into a Transition Supply Agreement with GBI, pursuant to which GBI will continue to manufacture product for us until we have completed the transfer of manufacturing operations to us (the “Transition Period”). During the Transition Period, we are reliant on GBI to produce quality products in the quantities we and our customers require. If GBI experiences quality, supply, or production challenges, its products could be subject to recall or other quality action; its business operations and/or its facilities that make the products could be shut down temporarily or permanently, whether by government order, natural disaster, or otherwise; and there may not be sufficient product to enable us to meet demand. Even though we have acquired PhotoFix, we may be unable to continue the manufacturing, marketing, or distribution of the product consistent with our current projections or within the time frame anticipated. Further, we may be unable to secure anticipated approvals from the FDA or international regulatory bodies to remove certain labelling restrictions or to be able to commercialize PhotoFix in key international markets, such as Europe. Any of these occurrences or actions could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

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

As an example of these risks, in January 2013 we received a warning letter from the FDA related to the manufacture of our products and our processing, preservation, and distribution of human tissue, as well as a subsequent 2014 Form 483, after a re-inspection by the FDA related to the warning letter that included observations concerning design and process validations, environmental monitoring, product controls and handling, corrective and preventive actions, and employee training. Despite an FDA re-inspection in the first quarter of 2015, after which the FDA closed out the warning letter issued in 2013, we remain subject to further inspections and oversight by the FDA and, if the FDA is not satisfied with our quality and regulatory compliance, it could institute a wide variety of enforcement actions, ranging from issuing additional Form 483s or warning letters, to more severe sanctions such as fines; injunctions; civil penalties; recalls of our products and/or tissues; operating restrictions; suspension of production; non-approval or withdrawal of approvals or clearances for new products or existing products; and criminal prosecution. Any further Form 483s, warning letters, recalls, holds, or other adverse action from the FDA may decrease demand for our products or tissues or cause us to write down our inventories or deferred preservation costs and could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

The outcome of the U.S. Presidential and Congressional elections may result in material changes to governmental regulation of various aspects of our business and operations. We devote significant operational and managerial resources to comply with existing laws and regulations. Different interpretations and enforcement policies of existing laws and regulations, as well as new laws and regulations, could require additional operational and managerial resources and could subject our current practices to allegations of impropriety or illegality or could require us to make significant changes to our products and operations.

We are heavily dependent on our suppliers to provide quality materials and supplies.

The materials and supplies used in our product manufacturing and our tissue processing are subject to stringent quality standards and requirements, and many of these materials and supplies are subject to significant regulatory oversight and action. If materials or supplies used in our processes fail to meet these standards and requirements or are subject to recall or other quality action, an outcome could be the rejection or recall of our products or tissues and/or the immediate expense of the costs of the manufacturing or preservation. In addition, if these materials and supplies are recalled or the related suppliers and/or their facilities are shut down temporarily or permanently, whether by government order, natural disaster, or otherwise, there may not be sufficient materials or supplies available for purchase to allow us to manufacture our products or process tissues. Any of these occurrences or actions could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

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

Our existing insurance coverage may be insufficient, and we may be unable to obtain insurance in the future.

Although we have insurance for product and tissue processing liabilities, securities, property, and general liabilities, it is possible that:

●	We could be exposed to product and tissue processing liability claims and security claims greater than the amount that we have insured;
●	We may be unable to obtain future insurance policies in an amount sufficient to cover our anticipated claims at a reasonable cost or at all; or

●	Because we are not insured against all potential losses, natural disasters or other catastrophes could adversely impact our business.

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

The market for our products and services is intensely competitive and significantly affected by new product introductions and activities of other industry participants. We face intense competition from other companies engaged in the following lines of business:

●	The sale of mechanical, synthetic, and animal-based tissue valves for implantation;

●	The sale of synthetic and animal-based patches for implantation;

●	The sale of surgical adhesives, surgical sealants, and hemostatic agents; and

●	The processing and preservation of human tissue.

A significant percentage of market revenues from these products was generated by Baxter International Inc., Ethicon (a Johnson & Johnson Company), Medtronic, Inc., St. Jude Medical, Inc., LivaNova PLC, Edwards Life Sciences Corp., C.R. Bard, Inc., Integra Life Sciences Holdings, or LifeNet. Several of our competitors enjoy competitive advantages over us, including:

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

Our strategic plan is focused on four growth vectors, primarily in the cardiac surgery segment, which are expected to drive our business in the near term. These growth vectors and their key elements are described below:

●	New Products – Drive growth through the rollout of the Company’s new products including the On-X heart valve and PhotoFix;

●	New Indications – Broaden the reach of certain of the Company’s products, including the On-X heart valve and BioGlue, with new or expanded approvals and indications in the U.S. or in international markets;

●	Global Expansion – Expand the Company’s current products and services into new markets, including emerging markets, and accelerate growth by developing new direct sales territories overseas; and

●	Business Development – Selectively pursue potential acquisition, licensing, or distribution rights of companies or technologies that complement CryoLife’s existing products, services, and infrastructure and expand our footprint in the cardiac surgery space, such as the recent acquisition of On-X and the PhotoFix product line, as well as divestitures of certain of our non-cardiac surgery product lines, such as the HeRO Graft and ProCol, in order to better focus on expanding our cardiac surgery footprint.

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

One of our growth strategies is to selectively pursue potential acquisition, licensing, or distribution rights of companies or technologies that complement CryoLife’s existing products, services, and infrastructure. In connection with one or more of the acquisition transactions, we may:

●	Issue additional equity securities that would dilute our stockholders’ ownership interest in us;

●	Use cash that we may need in the future to operate our business;

●	Incur debt, including on terms that could be unfavorable to us or debt that we might be unable to repay;

●	Structure the transaction in a manner that has unfavorable tax consequences, such as a stock purchase that does not permit a step-up in the tax basis for the assets acquired;

●	Be unable to realize the anticipated benefits, such as increased revenues, cost savings, or synergies from additional sales;

●	Be unable to integrate, upgrade, or replace the purchasing, accounting, financial, sales, billing, employee benefits, payroll, and regulatory compliance functions of an acquisition target;

●	Be unable to secure or retain the services of key employees related to the acquisition;

●	Be unable to succeed in the marketplace with the acquisition; or

●	Assume material unknown liabilities associated with the acquired business.

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

Our current and future levels of indebtedness could:

●	Limit our ability to borrow money for our working capital, capital expenditures, development projects, strategic initiatives, or other purposes;
●	Require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;
●	Limit our flexibility in planning for, or reacting to, changes in our operations or business;
●	Make us more vulnerable to downturns in our business, the economy, or the industry in which we operate;
●	Restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities; and
●	Expose us to the risk of increased interest rates as most of our borrowings are at a variable rate of interest.

The agreements governing our indebtedness contain restrictions that limit our flexibility in operating our business.

The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us, including restrictions or prohibitions on our ability to, among other things:

●	Incur or guarantee additional debt;
●	Pay dividends on or make distributions in respect of our share capital or make other restricted payments;
●	Repurchase or redeem capital stock or subordinated indebtedness;
●	Transfer or sell certain assets;
●	Create liens on certain assets;
●	Consolidate or merge with, or sell or otherwise dispose of all, or substantially all, of our assets to other companies;
●	Enter into certain transactions with our affiliates;
●	Pledge the capital stock of any of our subsidiaries;
●	Enter into agreements which restrict our ability to pay dividends or incur liens;
●	Make material changes in our equity capital structure;
●	Engage in any line of business substantially different than that in which we are currently engaged; and
●	Make certain investments, including strategic acquisitions.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

We have pledged substantially all of our assets as collateral under our existing debt agreement. If we default on the terms of such debt agreements and the holders of our indebtedness accelerate the repayment of such indebtedness, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Under our existing credit agreement, we are required to satisfy and maintain specified financial ratios including a maximum consolidated leverage ratio and a minimum interest coverage ratio. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in our existing debt agreement could result in an event of default under such agreements, which, if not cured or waived, could have a material, adverse effect on our business, financial condition, and profitability. In the event of any default under our existing debt agreement, the holders of our indebtedness thereunder:

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

The expansion of our international operations is subject to a number of risks which may vary significantly from the risks we face in our U.S. operations, including:

●	Difficulties and costs associated with staffing and managing foreign operations, including foreign distributor relationships and developing direct sales operations in key foreign countries;

●	Expanded compliance obligations, including obligations associated with the Foreign Corrupt Practices Act, the U.K. Bribery Law, local anti-corruption laws, and Office of Foreign Asset Control administered sanction programs;

●	Broader exposure to corruption;

●	Overlapping and potentially conflicting international legal and regulatory requirements, as well as unexpected changes in international legal and regulatory requirements or reimbursement policies and programs;

●	Longer accounts receivable collection cycles in certain foreign countries and additional cost of collection of those receivables;

●	Diminished protection for intellectual property and the presence of a growing number of generic or smaller competitors in some countries;

●	Changes in currency exchange rates, particularly fluctuations in the British Pound and Euro as compared to the U.S. Dollar, including any fluctuations in exchange rates due to the exit of the U.K. from the European Union;

●	Differing local product preferences and product requirements;

●	Adverse economic or political changes or political instability;

●	Potential trade restrictions, exchange controls, and import and export licensing requirements including tariffs; and

●	Potential adverse tax consequences of overlapping tax structures.

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

Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid, or other government-sponsored healthcare programs. We have entered into consulting agreements, speaker agreements, research agreements, and product development agreements with healthcare professionals, including some who may order our products or make decisions to use them. While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties. We have also adopted the AdvaMed Code of Conduct into our Code of Business Conduct, which governs our relationships with healthcare professionals, including our payment of travel and lodging expenses, research and educational grant procedures, and sponsorship of third-party conferences. In addition, we regularly conduct training sessions on these principles. However, there can be no assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws or that one or more of our employees or agents will not disregard the rules we have established. Because our strategy relies on the involvement of healthcare professionals who consult with us on the design of our products, perform clinical research on our behalf, or educate the market about the efficacy and uses of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with healthcare professionals who refer, or order, our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of the healthcare professionals we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally funded healthcare programs, including Medicare and Medicaid, for noncompliance.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended September 30, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Common Shares and Common Stock Units Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
07/01/16 - 07/31/16	—	$—	—	$—
08/01/16 - 08/31/16	270	15.33	—	—
09/01/16 - 09/30/16	2,146	17.27	—	—

Total	2,416		—

The common shares purchased during the quarter ended September 30, 2016 were tendered to the Company in payment of the exercise price of outstanding options and taxes on stock compensation and were not part of a publicly announced plan or program.

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

October 27, 2016

DATE