Form 10-K
period 2016-12-31
CRYOLIFE INC
filed 2017-02-16
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 OR
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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer   ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the registrant was $360,993,140 computed using the closing price of $11.81 per share of Common Stock on June 30, 2016, the last trading day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, based on management’s belief that Registrant has no affiliates other than its directors and executive officers.

As of February 10, 2017 the number of outstanding shares of Common Stock of the registrant was 32,980,754.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after December 31, 2016.	Part III

Forward-Looking Statements

We have made forward-looking statements in this Form 10-K as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. The words “could,” “may,” “might,” “will,” “would,” “shall,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future,” and other similar expressions generally identify forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of management at the time such statements are made and are subject to a number of risks, uncertainties, estimates, and assumptions, including, without limitation, in addition to those identified in the text surrounding such statements, those identified under Part I, Item 1A, “Risk Factors” and elsewhere in this Form 10-K.

All statements, other than statements of historical facts, included herein that address activities, events or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements, including statements regarding:

●	Our beliefs and estimates regarding the potential benefits and additional applications of our surgical adhesives, sealants, hemostats, CardioGenesis cardiac laser therapy, On-X heart valves, and PhotoFix products;

●	Our estimates regarding specific country and worldwide market opportunities for certain types of procedures and products, and our products and tissues;

●	Our beliefs and estimates regarding our competitors in various geographic, procedure, and product markets, including non-profit competitors, and our beliefs regarding how our products and services will compete with competitors’ products and services;

●	Our beliefs regarding the potential for competitive products and services to affect the market for our products and services;

●	Our beliefs regarding the enhanced efficacy of certain procedures provided by using our surgical sealants;

●	Our plans, costs, and expected timeline regarding regulatory approval for PerClot in the U.S. and additional international markets and the distribution of PerClot in those markets after the requisite regulatory approvals are obtained; and the Company’s expectation that it will terminate its minimum purchase requirements after regulatory approval of PerClot;

●	Our expectations regarding the benefits of the Company’s marketing, educational and technical support efforts;

●	Our beliefs regarding the advantages of the human tissues, heart valves, and other products we preserve and distribute;

●	The anticipated effect of suppliers’/sources’ inability to deliver critical raw materials or tissues and/or us having to source supply from an alternate supplier;

●	Our beliefs regarding the importance of, and competitive advantages associated with, our relationships with tissue procurement organizations;

●	Our belief regarding our compliance with The National Organ Transplant Act of 1984, or “NOTA”, state licensing requirements, and environmental laws and regulations;

●	Our belief that countries in which we distribute our products and tissue may perform inspections of our facilities to ensure compliance with local country regulations;

●	Our plans to continue to ship tissues to Germany under a special access program, which is subject to continued support from German authorities;

●	Our potential attempt to license certain products to corporate partners for further development or seek funding from outside sources to continue commercial development when additional applications for such products are identified, and our potential attempt to acquire or license additional technologies from third-parties to supplement our product lines;

●	Our plans and expectations regarding research and development of new technologies and products;

●	Our plans and expectations regarding clinical trials;

●	Our beliefs regarding the adequacy of, and competitive advantages conferred by, our intellectual property protections;

●	Management’s beliefs regarding the state of relations with our employees;

●	Our expectations regarding the impact that U.S. and international healthcare policy and regulatory changes may have on our business;

●	The potential impact of the FDA’s classification of CryoValve SGPV as a class III device;

●	Our expectations regarding the limitations on the recoverability of our acquired net operating loss carryforwards in future periods;

●	Our plans regarding acquisition and investment opportunities of complementary product lines and companies;

●	Our assessment of the effects of adopting new accounting standards regarding the recognition of revenue from contracts with customers, the simplified measurement of inventory, and the balance sheet classification of deferred taxes;

●	Our estimates regarding yields for tissues in process and in quarantine and the portion of tissues that will ultimately become implantable;

●	Our potential plan to pursue expanded U.S. indications for BioGlue and our beliefs regarding the international growth opportunities that would be provided by obtaining regulatory approval for BioGlue in China;

●	Our beliefs regarding the growth rate for On-X products due to a larger, realigned sales force as they undertake additional training and become more experienced with selling On-X products, driving sales and opening additional hospitals to using On-X products;

●	Our plans to improve tissue processing throughput and reduce costs;

●	Our plans to pursue new and previous vascular tissue customers to broaden our revenue base for vascular preservation services, and our belief that we now have sufficient vascular tissue supply;

●	Our expectations about the amount and timing of the final release of funds from escrow for the Bard acquisition of all outstanding shares of Medafor common stock;

●	Our beliefs regarding the seasonal nature of the demand for some of our products and services;

●	The adequacy of our financial resources and our belief that we will have sufficient cash to meet our operational liquidity needs for at least the next twelve months;

●	The anticipated impact on cash flows of us undertaking significant business development activities in 2017 and the potential need to obtain additional borrowing capacity or financing;

●	The future cash requirements that we anticipate may have a significant effect on our cash flows during 2017;

●	Issues that may affect our future financial performance and cash flows;

●	Our plans to transfer the manufacturing of PhotoFix from GBI to our facility in Kennesaw, Georgia; and

●	Other statements regarding future plans and strategies, anticipated events, or trends.

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

PART I

Item 1. Business.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, is a leader in medical device manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac surgical procedures. CryoLife’s medical devices include: BioGlue® Surgical Adhesive (“BioGlue”); BioFoam® Surgical Matrix (“BioFoam”); On-X valves and surgical products; CardioGenesis cardiac laser therapy product line, which includes a laser console system and single-use, fiber-optic handpieces, that are used for the treatment of coronary artery disease in patients with severe angina; PerClot®, an absorbable powdered hemostat, which the Company distributes internationally for Starch Medical, Inc. (“SMI”); and PhotoFixTM, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. The cardiac and vascular human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch (“CryoPatch SG”), both of which are processed using CryoLife’s proprietary SynerGraft® technology.

Corporate Structure

CryoLife’s main operating subsidiaries include On-X Life Technologies Holdings, Inc. (“On-X”), an Austin, Texas-based, mechanical heart valve company acquired on January 20, 2016; CryoLife Europa Ltd. (“Europa”), established in 2000 to provide marketing and distribution support in the European Economic Area (“EEA”), the Middle East, and Africa (collectively “EMEA”); CryoLife France, SAS (“CryoLife France”), established in 2015 to provide direct sales operations in France; and CryoLife Asia Pacific, Pte. Ltd. (“CryoLife Asia Pacific”), established in Singapore in 2013 to provide sales and marketing support for the Asia Pacific region.

Segments and Geographic Information

CryoLife has two reportable segments organized according to its products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue; BioFoam; On-X products; CardioGenesis cardiac laser therapy; PerClot; PhotoFix, Hemodialysis Reliable Outflow Graft (“HeRO® Graft”) through the second quarter of 2016; and ProCol® Vascular Bioprosthesis (“ProCol”) through the date of the sale of the ProCol product line in the first quarter of 2016. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. See also Part II, Item 8, Note 20 of the “Notes to Consolidated Financial Statements” for further information on the Company’s segments and for the Company’s geographic information.

Strategy

The Company’s strategic plan is focused on four growth vectors in the cardiac surgery space, which are expected to drive the Company’s business expansion in the near term. These growth vectors and their key elements are described below:

●	New Products – Drive growth through new products including the On-X heart valve;

●	New Indications – Broaden the reach of certain of the Company’s products, including the On-X heart valve, BioGlue, and PerClot, with new or expanded approvals and indications in the U.S. or in international markets;

●	Global Expansion – Expand the Company’s current products and services into new markets, including emerging markets, and accelerate growth by developing new direct sales territories overseas; and

●	Business Development – Selectively pursue potential acquisition, licensing, or distribution rights of companies or technologies that complement CryoLife’s existing products, services, and infrastructure and expand our footprint in the cardiac surgery space, such as the recent acquisition of On-X, divestitures of certain of our non-cardiac surgery product lines, such as the HeRO Graft in 2016, and licensing of products developed internally with non-cardiac indications. To the extent the Company identifies new non-core products or additional applications for its core products, the Company may attempt to license these products to corporate partners for further development or seek funding from outside sources to continue commercial development.

Products, Services, Markets, and Competition

The Company’s products and preservation services are used to treat a variety of medical conditions. A discussion of each market in which the Company competes and a description of the Company’s products and/or services that compete within each market are discussed below.

The Company faces competition from several domestic and international medical device, pharmaceutical, and biopharmaceutical companies and from both for profit and non-profit tissue banks. Many of the Company’s current and potential competitors have substantially greater financial and personnel resources than the Company. These competitors may also have greater experience in developing products, procuring tissues, conducting clinical trials, and obtaining regulatory approvals and may have large contracts with hospitals under which they can impose purchase requirements that place the Company’s products at a disadvantage. Certain of these competitors may obtain patent protection or approval or clearance by the FDA or foreign regulators earlier than the Company. The Company may also compete with companies that have superior manufacturing efficiency, tissue processing capacity, and/or marketing capabilities. Additional competitive products may be under development which could compete with the Company’s products or services in the future. There can be no assurance that the Company’s current or future competitors will not succeed in developing alternative technologies, products, or services that have significant advantages over those that have been, or are being, developed by the Company or that would render the Company’s products or technology obsolete and non-competitive. Any of these competitive disadvantages could materially, adversely affect the Company. Specific competitive products currently on the market are discussed in the sections below.

Surgical Sealants

Closing internal wounds effectively following surgical procedures is critical to the restoration of the function of tissue and to the ultimate success of the surgical procedure. Failure to seal surgical wounds effectively can result in leakage of blood in cardiac surgeries, air in lung surgeries, cerebrospinal fluid in neurosurgeries, and gastrointestinal contents in abdominal surgeries. Fluid, air, and content leakage resulting from surgical procedures can lead to prolonged hospitalization, higher levels of post-operative pain, higher costs, and a higher mortality rate.

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

CryoLife distributes BioGlue throughout the U.S. and in approximately 80 other countries. Revenues from BioGlue represented 35%, 40%, and 43% of total Company revenues in 2016, 2015, and 2014, respectively.

The Company’s BioGlue product competes primarily with sealants from Baxter International, Inc., Ethicon, Inc. (a Johnson & Johnson Company), Integra LifeSciences Holdings Corporation, C.R. Bard, Inc. (“Bard”), and Mallinckrodt PLC. The Company’s BioGlue competes with these products based on its benefits and features, such as strength and ease of use.

BioFoam

CryoLife’s proprietary product, BioFoam, is a protein hydrogel biomaterial with an expansion agent, which generates a mixed-cell foam. The foam creates a mechanical barrier to decrease blood flow and develops pores for the blood to enter, leading to cellular aggregation and enhanced hemostasis. BioFoam was developed to seal organs, such as the liver, rapidly and for use in cardiovascular surgeries, and may provide hemostasis in penetrating wounds and trauma. It is easily applied and could potentially be used intra-operatively to control internal organ hemorrhage, limit blood loss, and reduce the need for future re-operations in liver resections.

CryoLife distributes BioFoam in Europe under a CE Mark for use as an adjunct in the sealing of abdominal parenchymal tissues (liver and spleen) and as an adjunct to hemostasis in cardiovascular surgery when cessation of bleeding by ligature or other conventional methods is ineffective or impractical.

CryoLife distributes BioFoam in approximately 45 countries, primarily in Europe. Revenues from BioFoam represented less than 1% of total Company revenues in each of 2016, 2015, and 2014.

The Company’s BioFoam product competes with sealants from Pfizer, Inc., Baxter International, Inc., Ethicon, Inc., Bard, and Orthovita, Inc. The Company’s BioFoam product competes on the basis of its clinical efficacy and ease of use.

Cardiac Repair and Reconstruction

Patients with congenital cardiac defects such as Tetralogy of Fallot, Truncus Arteriosis, and Pulmonary Atresia can require complex cardiac reconstructive surgery to repair the defect. Patients with heart disease can experience valve insufficiency, regurgitation, or stenosis that may require heart valve repair or replacement surgery. Cardiac surgery can include the implantation of mechanical heart valves, bioprosthetic (animal-derived or xenograft) tissues, synthetic tissues, or donated human tissues.

Mechanical heart valves are durable and are often a solution that will last for the remainder of a patient’s life without replacement. Mechanical valves are readily available and are a relatively inexpensive solution for those requiring a valve replacement. These valves contain a synthetic sewing ring to facilitate implantation. Patients who receive mechanical heart valves are required to undergo long-term blood thinning or anticoagulation drug therapy to minimize the risk of complications from blood clots.

Bioprosthetic tissues, including bovine, equine, or porcine tissue values, are available in heart valves and surgical patches. Bioprosthetic valves are readily available and are a relatively inexpensive solution for those requiring a valve replacement. Bioprosthetic heart valves usually have a life of 7 to 20 years, after which a degenerating valve must be replaced, which can be a significant concern for younger patient populations. Bioprosthetic tissues are typically processed with glutaraldehyde, which may result in progressive calcification, or hardening of the tissue over time. These valves often contain a synthetic sewing ring to facilitate implantation. Patients receiving a bioprosthetic heart valve may not require long-term anticoagulation drug therapy, although certain of these patients may require anticoagulation drug therapy for other heart or vascular conditions.

Synthetic surgical patches are available for use in cardiac repair and synthetic materials are used in sewing rings for mechanical and bioprosthetic heart valves. These synthetic sewing rings may harbor bacteria and lead to endocarditis, which can be difficult to treat with antibiotics. Patients with an infected mechanical or bioprosthetic valve may require valve replacement.

Human heart valves are available for use in valve replacement procedures. Human heart valves allow for more normal blood flow and often provide higher cardiac output than mechanical and bioprosthetic heart valves. Human tissue responds better to treatment for infections, such as endocarditis and is not as susceptible to progressive calcification as glutaraldehyde-fixed bioprosthetic tissues. Human heart valves do not require anticoagulation drug therapy, as do mechanical valves. Human tissue patches are also available for use in cardiac repair and human vascular tissues are used in cardiac bypass surgery. However, the transplant of any human tissue that has not been preserved must be accomplished within extremely short time limits. Cryopreservation, or cooling and storing at extremely cold temperatures, expands the treatment options available by extending these timelines.

The 2013 Society of Thoracic Surgeons Guidelines, (the “Guidelines”) as published in the Annals of Thoracic Surgery, have increased the indication (from Class II to Class I) and broadened the scope for using a human heart valve during aortic valve replacement surgery due to endocarditis. This means that when endocarditis has functionally destroyed the aortic valve annulus, an aortic homograft is the recommended course of treatment. Previously, the Guidelines’ indication for aortic homograft use was Class II, which meant only that it was an acceptable course of treatment. Consequently, for many physicians, human heart valves are the preferred alternative to animal-derived and mechanical valves for patients who have, or are at risk to contract, endocarditis.

CryoLife currently markets the On-X aortic and mitral mechanical heart valves for valve replacement procedures and PhotoFix for cardiac repair. CryoLife also markets its cardiac preservation services, including its CryoValve and CryoValve SG tissues for heart valve replacement surgeries and its CryoPatch and CryoPatch SG tissues for cardiac repair procedures.

On-X Heart Valves

The On-X catalogue of products includes the On-X prosthetic aortic and mitral heart valve and the On-X ascending aortic prosthesis (“AAP”). The Company also distributes CarbonAid CO2 diffusion catheters, manufactures Chord-X ePTFE sutures for mitral chordal replacement, and offers pyrolytic carbon coating services to other medical device manufacturers as part of the On-X family of products.

The On-X heart valve is a bileaflet mechanical valve composed of a graphite substrate coated with On-X’s pyrolytic carbon coating. The On-X heart valve is available for both aortic and mitral indications and with a variety of sewing ring options to suit physician’s preferences. The On-X AAP is an On-X aortic valve combined with a Vascutek Gelweave ValsalvaTM Graft to allow physicians to more conveniently treat patients requiring both an aortic valve replacement and an aortic graft.

As discussed above, all mechanical valve patients require anticoagulation therapy with warfarin, which creates a risk of harmful bleeding. The On-X aortic heart valve is the only mechanical valve U.S. Food and Drug Administration (“FDA”) approved to be marketed as, and clinically proven to be, safer with use by the patient of less warfarin. In a prospective randomized clinical trial comparing reduced warfarin to standard warfarin dose in On-X aortic heart valve patients, the reduced warfarin dose group had 65% fewer harmful bleeding events without an increase in stroke risk.

The On-X heart valve is FDA approved for the replacement of diseased, damaged, or malfunctioning native or prosthetic heart valves in the aortic and mitral positions, and is classified as a Class III medical device. On-X distributes the On-X heart valve under CE Mark in the EEA. Additional marketing approvals have been granted in several other countries throughout the world.

CryoLife began distribution of On-X heart valves throughout the U.S. and in approximately 95 other countries in January 2016 when it acquired On-X. Revenues from On-X products represented 19% of total Company revenues in 2016.

The Company’s On-X heart valves compete primarily with mechanical valves from Abbott Laboratories, Medtronic, Inc., and LivaNova PLC based on the On-X heart valves’ benefits and features, such as the lower warfarin requirement for aortic valves and low turbulence and increased thromboresistance.

PhotoFix

In 2014 CryoLife entered into an exclusive supply and distribution agreement with Genesee Biomedical, Inc. (“GBI”) to acquire the distribution rights to PhotoFix, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. On April 13, 2016 the Company exercised its right to acquire the PhotoFix technology from GBI and is in the process of transferring manufacturing of PhotoFix to the Company’s headquarters facilities. PhotoFix has FDA 510(k) clearance and is indicated for use in intracardiac repair, including ventricular repair and atrial repair, great vessel repair and suture line buttressing, and pericardial closure.

In January 2015 the Company received its initial shipments and launched its distribution of PhotoFix in the U.S. Revenues from PhotoFix represented approximately 1% of total Company revenues in each of 2016 and 2015.

Cardiac Preservation Services

The Company’s proprietary preservation process involves dissection, processing, preservation, and storage of tissues by the Company, until they are shipped to an implanting physician. The cardiac tissues currently preserved by the Company include aortic and pulmonary heart valves and cardiac patches in three primary anatomic configurations: pulmonary hemi-artery, pulmonary trunk, and pulmonary branch. Each of these tissues maintains a structure which more closely resembles and simulates the performance of the patient’s own tissue compared to non-human tissue alternatives. The Company’s cardiac tissues have been used in a variety of valve replacement and cardiac reconstruction surgeries. Management believes the human tissues it distributes offer specific advantages over mechanical, synthetic, and bioprosthetic alternatives. Depending on the alternative, the advantages of the Company’s heart valves include more natural blood flow properties, the ability to use the valve with patients who have endocarditis, the elimination of a need for long-term drug therapy to prevent excessive blood clotting, and a reduced risk of catastrophic failure, thromboembolism (stroke), or calcification.

The Company’s cardiac tissues include the CryoValve SGPV and the CryoPatch SG, both processed with the Company’s proprietary SynerGraft decellularization technology. A multi-center study showed that at 10 years, patients with the Company’s proprietary SynerGraft valves had a 17 percent re-operation rate, as compared to a 40 percent re-operation rate for patients with non-SynerGraft valves. CryoLife uses the SynerGraft technology for a significant portion of its pulmonary valve and pulmonary cardiac patch tissue processing.

CryoLife distributes human cardiac tissues to implanting institutions throughout the U.S. The Company’s CryoValve SGPV and CryoPatch SG are distributed under 510(k) clearance from the FDA. CryoLife also distributes tissues in Canada and has limited distribution through a special access program in Germany.

Revenues from cardiac tissue preservation services accounted for 17%, 19%, and 20% of total Company revenues in 2016, 2015, and 2014, respectively.

Management believes that at least one domestic tissue bank, LifeNet Health, Inc. (“LifeNet”), offers preserved human heart valves and patches in competition with the Company. Alternatives to human heart valves processed by the Company include valve repair and valve replacement with bioprosthetic valves or mechanical valves. The Company competes with bioprosthetic or mechanical valves from companies including Medtronic, Inc., Edwards Life Sciences, Inc., LivaNova, and Abbott Laboratories. Alternatives to the Company’s human cardiac patches include xenograft small intestine submucosa (“SIS”) and glutaraldehyde fixed bovine pericardial patches. The Company competes with xenograft and SIS products from companies including CorMatrix Cardiovascular, Inc., Edwards Life Sciences, Inc., Admedus, Inc., Abbott Laboratories, and Synovis Surgical Innovations.

Management believes that the human heart valves preserved by the Company compare favorably with bioprosthetic and mechanical valves, for certain indications and patient populations, and that the human cardiac patches preserved by the Company compare favorably with xenograft SIS and glutaraldehyde fixed bovine pericardial patches, due to the benefits of human tissue discussed above. In addition, human tissue is the preferred replacement alternative with respect to certain medical conditions, such as pediatric cardiac reconstruction, congenital cardiac defect repair, valve replacements for women in their child-bearing years, and valve replacements for patients with endocarditis. In addition, implantation of the SynerGraft treated cardiac tissue reduces the risk for induction of class I and class II alloantibodies, based on Panel Reactive Antibody (“PRA”) measured at up to one year, compared to standard processed cardiac tissues. The Company believes that this may provide a competitive advantage for CryoValve SGPV and CryoPatch SG for patients that may later require a whole organ transplant, as an increased PRA can decrease the number of possible donors for subsequent organ transplants and increase time on transplant waiting lists.

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

Vascular Repair and Reconstruction

Patients with peripheral vascular disease can experience reduced blood flow, usually in the arms and legs. This can result in poor circulation, pain, and sores that do not heal. Failure to achieve revascularization of an obstructed vessel may result in the loss of a limb or even death of the patient. When patients require peripheral bypass surgery, the surgeon’s first choice generally is a graft of the patient’s own tissue (autograft). However, in cases of advanced vascular disease, patients may not have suitable vascular tissue for transplantation. Other artery and vascular repair procedures include infected abdominal aortic grafts, insufficient vascular access, carotid endarterectomy, or vessel repair. These procedures may include the use of bioprosthetic patches, synthetic grafts or patches, or donated human vascular tissues. Alternative treatments may include the repair, partial removal, or complete removal of the damaged tissue.

Bioprosthetic vascular grafts and patches, including those made of bovine or porcine tissue, can be used for a variety of vascular repair procedures. Bioprosthetic grafts are readily available and are a relatively inexpensive solution for those requiring a vascular repair procedure. Bioprosthetic tissues are typically processed with glutaraldehyde, which may result in progressive calcification, or hardening of the tissue over time.

Synthetic vascular grafts and patches can be used for a variety of vascular repair procedures. Synthetic grafts are readily available and are a relatively inexpensive solution for those requiring a vascular repair procedure. However, synthetic grafts and patches are generally not suitable for use in infected areas because they may harbor bacteria and are difficult to treat with antibiotics. Synthetic vascular grafts have a tendency to obstruct over time, particularly in below-the-knee surgeries.

Human vascular tissues tend to respond better to treatment for infection and remain open and accessible for longer periods of time and, as such, are used in indications where synthetic grafts typically fail, such as in infected areas and for below-the-knee surgeries. Human vascular and arterial tissues are also used in a variety of other reconstruction procedures such as cardiac bypass surgery and as vascular access grafts for hemodialysis. The transplant of human tissue that has not been preserved must be accomplished within extremely short time limits. Cryopreservation, or cooling and storing at extremely cold temperatures, expands the treatment options available by extending these timelines.

CryoLife currently markets its vascular preservation services, including its CryoVein® and CryoArtery® tissues for vascular reconstruction surgeries.

Vascular Preservation Services

The Company’s proprietary preservation process involves dissection, processing, preservation, and storage of tissues by the Company, until they are shipped to an implanting physician. The vascular tissues currently preserved by the Company include saphenous veins, aortoilliac arteries, and femoral veins and arteries. Each of these tissues maintains a structure, which more closely resembles and simulates the performance of the patient’s own tissue compared to non-human tissue alternatives. The Company’s vascular tissues have been used to treat a variety of vascular reconstructions, such as peripheral bypass, hemodialysis access, and aortic infections, which have saved the lives and limbs of patients. Management believes the human tissues it distributes offer specific advantages over mechanical, synthetic, and bioprosthesis alternatives.

CryoLife distributes human vascular tissues to implanting institutions throughout the U.S. CryoLife also distributes tissues in Canada and has limited distribution through a special access program in Germany.

Revenues from vascular preservation services accounted for 20%, 24%, and 23% of total Company revenues in 2016, 2015, and 2014, respectively.

Management believes that at a small number of domestic tissue banks, including LifeNet, LeMaitre Vascular, Inc. (“LeMaitre”), and Vascular Transplant Services, offer vascular tissue in competition with the Company. There are also a number of providers of synthetic alternatives to veins preserved by the Company and those alternatives are available primarily in medium and large diameters. The Company’s vascular tissues compete with products from Gore, Bard, Artegraft, Inc., LeMaitre, and Maquet, Inc.

Management believes that it competes with other entities that preserve human tissue on the basis of the preference of surgeons, documented clinical data, technology, and customer service. Management believes the Company offers advantages in the areas of clinical data and customer service, particularly with respect to the capabilities of our field representatives, as compared to the sales organizations of other human tissue processors.

Angina Treatment

Angina consists of pressure, discomfort, and/or pain in the chest typically due to narrowed or blocked arteries, resulting in ischemic heart disease. Patients with severe angina are often treated with surgical procedures including angioplasty or coronary artery bypass or with medications such as aspirin, nitrates, beta-blockers, statins, or calcium channel blockers. Pain may be chronic or may become pronounced with exercise. Angina can also be treated with Transmyocardial Revascularization (“TMR”), a procedure that can be performed as an open surgical procedure or through a minimally invasive surgery either as a stand-alone procedure or concurrently with coronary artery bypass. During TMR, the surgeon uses a disposable handpiece to deliver precise bursts of laser energy directly to an area of heart muscle that is suffering from ischemic heart disease through a small incision or small ports with the patient under general anesthesia and without stopping the heart. TMR is typically performed with a CO2 or Holmium: YAG laser. It takes approximately 6 to 10 pulses of the laser to traverse the myocardium and create channels of one millimeter in diameter. During a typical procedure, approximately 20 to 40 channels are made in the heart muscle. The external openings seal with little blood loss. Angina usually subsides with improved oxygen supply to the targeted areas of the damaged heart muscle. CryoLife currently sells the CardioGenesis cardiac laser therapy product line to perform TMR.

CardioGenesis Cardiac Laser Therapy

CryoLife’s CardioGenesis cardiac laser therapy product line consists of Holmium: YAG laser consoles, related service and maintenance, and single-use, fiber-optic handpieces, which are used in TMR to treat patients with severe angina resulting from diffuse coronary artery disease. Patients undergoing TMR treatment with CardioGenesis products have been shown to have angina reduction, longer event-free survival, reduction in cardiac related hospitalizations, and increased exercise tolerance. CryoLife’s SolarGen 2100s Console (“Console”) uses the solid-state technology of the Holmium: YAG laser system to provide a stable and reliable energy platform that is designed to deliver precise energy output. The Console has an advanced electronic and cooling system technology, which allows for a smaller and lighter system, while providing 115V power capability. The Company also provides service plan options to ensure that the Console is operating within the critical factory specifications. CryoLife distributes the SoloGrip® III disposable handpieces, which consist of multiple, fine fiber-optic strands in a one millimeter diameter bundle and are designed to work with the Console. The SoloGrip III handpiece has an ergonomic design and is pre-calibrated in the factory to provide easy and convenient access for treating all regions of the left ventricle.

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

CryoLife distributes handpieces and CardioGenesis laser consoles primarily in the U.S. Revenues from CardioGenesis cardiac laser therapy represented 5%, 6%, and 6% of total Company revenues in 2016, 2015, and 2014, respectively.

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

PerClot

PerClot is an absorbable powdered hemostat, consisting of plant starch modified into ultra-hydrophilic, adhesive-forming hemostatic polymers. PerClot granules are biocompatible, absorbable polysaccharides containing no animal or human components. The purified plant source material helps to minimize the risks of infection and bleeding-related complications during surgery. PerClot granules have a molecular structure that rapidly absorbs water, forming a gelled adhesive matrix that provides a mechanical barrier to any further bleeding and results in the accumulation of platelets, red blood cells, and coagulation proteins (thrombin, fibrinogen, etc.) at the site of application. This gelled adhesive matrix promotes the normal physiological clotting cascade. PerClot does not require additional operating room preparation or special storage conditions and is easy to apply. PerClot is readily dissolved by saline irrigation and is totally absorbed by the body within several days. PerClot is currently available in 1 gram, 3 gram, and 5 gram configurations with a 100mm or 200mm applicator tip for certain sizes. PerClot Laparoscopic is available in a 3 gram configuration with a 380mm applicator tip. In September 2010 CryoLife entered into a distribution agreement and a license and manufacturing agreement with SMI, which allows CryoLife to distribute PerClot worldwide, except in China, Hong Kong, Macau, Taiwan, North Korea, Iran, and Syria.

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

CryoLife distributes PerClot in approximately 60 countries. Revenues from PerClot represented 2%, 3%, and 3% of total Company revenues in 2016, 2015, and 2014, respectively.

The Company’s PerClot product competes with various hemostats including thrombin products from Pfizer, Inc., Mallinckrodt PLC, and Ethicon, Inc., and surgical hemostats from Pfizer, Inc., Bard, Baxter International, Inc., Ethicon, Inc., and BioCer Entwicklungs-GmbH. Other competitive products may include argon beam coagulators, which provide an electrical source of hemostasis. A number of companies have surgical hemostat products under development. The Company’s PerClot Topical product competes with many of the same products listed above, but also competes with products from Medtronic, Inc., Polyganics B.V., and Hemostasis, LLC, as well as gauze and chemical cauterization. The Company’s PerClot product competes on the basis of safety, clinical efficacy, absorption rates, and ease of use.

Vascular Access

ESRD refers to the stage of renal disease when the kidneys do not work well enough for the patient to live without dialysis or transplant. Patients with ESRD often undergo hemodialysis through an access site. CryoLife markets its CryoVein femoral vein and CryoArtery femoral artery vascular preservation services for vascular access and previously marketed the HeRO Graft and ProCol for vascular access.

HeRO Graft and ProCol

CryoLife began distributing the HeRO Graft in the U.S. in May 2012 when it acquired Hemosphere, Inc. and distributed the product until the Company divested the product line in February 2016. CryoLife distributed the HeRO Graft in the U.S. and approximately 40 other countries. Revenues from the HeRO Graft represented 1%, 5%, and 5% of total Company revenues in 2016, 2015, and 2014, respectively.

CryoLife began distributing ProCol in the U.S. in March 2014 under a distribution agreement with Hancock Jaffe and distributed the product until the Company divested the product line in March 2016. Revenues from ProCol represented less than 1% of total Company revenues in each of 2016, 2015, and 2014.

Marketing and Distribution

In the U.S. the Company markets its products and preservation services primarily to physicians, and distributes its products through its direct sales team to hospitals and other healthcare facilities. The Company also has a team of region managers, national accounts manager, and sales and marketing management. Through its field representatives, the Company conducts field training for surgeons regarding the surgical applications of its products and tissues.

CryoLife’s physician relations and education staff, clinical research staff, and field representatives assist physicians by providing educational materials, seminars, and clinics on methods for using Company products and implanting tissue preserved by the Company. The Company sponsors programs where surgeons train other surgeons in best-demonstrated techniques. In addition, the Company hosts several workshops throughout the year including On-X Training Workshops, Chord-X Training Workshops, Aortic Allograft Workshops, Aortic Valve and Root Bootcamp, Ross Master Course and TMR Workshops. These workshops aim to provide didactic and hands-on training to surgeons. The Company also produces educational videos for physicians and coordinates peer-to-peer training at various medical institutions. Management believes that these activities enhance the medical community’s acceptance of the products and tissues offered by the Company and help to differentiate the Company from other medical device companies and tissue processors. To assist organ and tissue procurement organizations (“OTPOs”), the Company provides educational materials and training on procurement, dissection, packaging, and shipping techniques. The Company produces educational videos and coordinates laboratory sessions for OTPO personnel to improve their recovery techniques and increase the yield of usable tissue. The Company also maintains a staff 24 hours per day, 365 days per year for OTPO support.

The Company markets its products in the EMEA region through its European subsidiary, Europa, based in Guildford, England. Europa employs direct field service representatives in the U.K., Germany, Austria, Switzerland, and Ireland and manages relationships with other independent distributors in the EMEA region. The Company employs direct field service representatives to market its products in France through its French subsidiary, CryoLife France. Europa and CryoLife France provide customer service, logistics, marketing, and clinical support to cardiac, vascular, thoracic, and general surgeons throughout the EMEA region.

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

The Company purchases grafts for its On-X AAP from a single supplier. The Company maintains an inventory of grafts to help mitigate the effects of a potential supply interruption.

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

The Company purchases PerClot from SMI pursuant to a distribution agreement. The Company maintains an inventory of PerClot purchased from SMI and places orders for additional product. CryoLife’s business may be subject to interruption if SMI were unable or became unwilling to supply PerClot to CryoLife for a sustained period of time.

The Company’s preservation services business and its ability to supply needed tissues is dependent upon donation of tissues from human donors by donor families. Donated human tissue is procured from deceased human donors by OTPOs. The Company must rely on the OTPOs that it works with to educate the public on the need for donation, to foster a willingness to donate tissue, to follow CryoLife’s donor screening and procurement procedures, and to send donated tissue to CryoLife. Since 1984 the Company has received tissue from over 142,000 donors. The Company has active relationships with approximately 50 OTPOs throughout the U.S. Management believes these relationships are critical in the preservation services industry and that the breadth of these existing relationships provides the Company with a significant advantage over potential new entrants to this market. The Company also uses various raw materials, including medicines and solutions in its processing. Some of these raw materials are manufactured by single suppliers or by a small group of suppliers. All of these factors subject CryoLife to risk of supply interruption.

Operations, Manufacturing, and Tissue Preservation

The Company maintains a facility, which contains its corporate headquarters and laboratory space, and an additional off-site warehouse both located in Kennesaw, Georgia. The Company manufactures BioGlue and BioFoam and processes tissues at the Company’s headquarters facility. The Company is also beginning to manufacture PerClot for use in the U.S. clinical trial, and is transferring manufacturing of PhotoFix to the Company’s headquarters facility. The Company’s corporate headquarters also includes a CardioGenesis cardiac laser therapy maintenance and evaluation laboratory space. The Company’s On-X facility consists of combined manufacturing, warehouse, and office space in Austin, Texas, where On-X products, including On-X heart valves and AAPs are manufactured. The Company maintains a facility of combined manufacturing and office space in Atlanta, Georgia, which is available for future manufacturing operations, and additional office space in Kennesaw, Georgia, which the Company currently sublets to a third party. The Company’s European subsidiary, Europa, leases office space in Guildford, England, and shared warehousing space through its third-party shipper. See also Part I, Item 2, “Properties.”

In all of the Company’s facilities, the Company is subject to regulatory standards for good manufacturing practices, including current Quality System Regulations, which are the FDA regulatory requirements for medical device manufacturers, and current Good Tissue Practices (“cGTPs”), which are the FDA regulatory requirements for the processing of human tissue. The Company also operates according to International Organization for Standardization (“ISO”) 13485 Quality System Requirements, an internationally recognized voluntary system of quality management for companies that design, develop, manufacture, distribute, and service medical devices. The Company maintains a Certification of Approval to the ISO 13485. The Company works with two Notified Bodies that are officially recognized by the EU to perform assessments of compliance with ISO 13485 and the Medical Device Directive. LNE/G-Med (“G-Med”) acts as the Company’s Notified Body for the On-X product line, and Lloyd’s Register Quality Assurance Limited (“LRQA”) acts as the Company’s Notified Body for the Company’s other product lines. LRQA and G-Med perform periodic on-site inspections to review independently the Company’s compliance with systems and regulatory requirements. The Medical Device Directive is the governing document for the EEA that details requirements for safety and risk. G-Med and LRQA also performs assessments of compliance with the Canadian Medical Devices Conformity Assessment System (“CMDCAS”).

The Company employs a comprehensive quality assurance program in its product manufacturing and tissue preservation activities. Materials, solutions, and components utilized in the Company’s manufacturing and tissue processing are received and inspected by trained quality control personnel according to written specifications and standard operating procedures, and those items found to comply with Company standards are utilized in the Company’s operations. Materials, components, sub-assemblies, and tissues are documented throughout manufacturing or processing to assure traceability.

The Company evaluates and inspects both its manufactured and distributed products to ensure conformity to product specifications. Processes are validated to produce products meeting the Company’s specifications. Each process is documented along with inspection results, including final finished product inspection and acceptance. Records are maintained as to the consignees of products to track product performance and to facilitate product removals or corrections, if necessary.

The Company maintains controls over its tissue processing to ensure conformity with Company procedures. OTPOs must follow the Company’s policies related to tissue recovery practices, and are subject to periodic audits to confirm compliance. Samples are taken from donated tissue for microbiological testing, and tissue must be shown to be free of certain detectable microbial contaminants before being released for distribution. Tissue processing records and donor information is reviewed to identify characteristics that would disqualify the tissue for processing or implantation. Once tissue is released for distribution, it is moved from quarantine to an implantable status. Tissue is stored by the Company until it is shipped to a hospital, where the tissue is thawed and implanted immediately or held in a liquid nitrogen freezer pending implantation.

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

FDCA requires all medical device manufacturers and distributors to register with the FDA annually and to provide the FDA with a list of those medical devices they distribute commercially. FDCA also requires manufacturers of medical devices to comply with labeling requirements and to manufacture devices in accordance with Quality System Regulations, which require that companies manufacture their products and maintain their documents in compliance with good manufacturing practices, including: design, document production, process, labeling and packaging controls, process validation, and other applicable quality control activities. The FDA’s medical device reporting regulation requires that a device manufacturer provide information to the FDA on death or serious injuries alleged to have been associated with the use of its products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices that may not be sold in the U.S. follow certain procedures before they are exported. The FDA periodically inspects Company facilities to review Company compliance with these and other regulations and has authority to seize non-complying medical devices, enjoin and/or impose civil penalties on manufacturers and distributors marketing non-complying medical devices, criminally prosecute violators, and order recalls in certain instances.

The following Company products are, or would, upon approval, be classified as Class III medical devices: BioGlue, BioFoam, On-X heart valve, On-X AAP, PerClot, ProCol, and CardioGenesis cardiac laser therapy. CryoPatch SG and HeRO Graft are classified as Class II medical devices. CryoLife obtained 510(k) clearance from the FDA to market the CryoValve SGPV; however, these tissues are not officially classified as Class II or III medical devices.

In October 2014 the FDA convened an advisory committee meeting to consider the FDA’s recommendation to reclassify more than minimally manipulated (“MMM”) allograft heart valves from an unclassified medical device to a Class III medical device. The class of MMM allograft heart valves includes our CryoValve SGPV. At the meeting, a majority of the advisory committee panel recommended to the FDA that MMM allograft heart valves be re-classified as a Class III product. If the FDA issues a proposal for reclassification of MMM allograft heart valves, it will be subject to a public comment period before finalization. After publication of the reclassification rule, the Company expects to have thirty months to submit for a PMA, after which the FDA will determine if, and for how long, the Company may continue to provide these tissues to customers. To date, the FDA has not issued a proposed reclassification for MMM allograft heart valves. See also Part I, Item 1A, “Risk Factors—Risks Relating To Our Business— Reclassification by the FDA of CryoValve SGPV may make it commercially infeasible to continue processing the CryoValve SGPV”.

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

State Licensing Requirements

Some states have enacted statutes and regulations governing the manufacture, sale, or distribution of medical devices, and the Company believes it is in compliance with such applicable state laws and regulations.

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

Certain employees of the Company have obtained other required state licenses. The regulatory bodies of states may perform inspections of the Company’s facilities as required to ensure compliance with state laws and regulations.

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

The EEA recognizes a single medical device approval, called a CE Mark, which allows for distribution of an approved product throughout the EEA without additional general applications in each country. However, individual EEA members reserve the right to require additional labeling or information to address particular patient safety issues prior to allowing marketing. Third-parties called “Notified Bodies” award the CE Mark. These Notified Bodies are approved and subject to review by the “Competent Authorities” of their respective countries. LRQA and G-Med perform periodic on-site inspections to review independently the Company’s compliance with systems and regulatory requirements. A number of countries outside of the EEA accept the CE Mark in lieu of marketing submissions as an addendum to that country’s application process. The Company has been issued CE Marks for BioGlue, BioFoam, On-X heart valve, On-X AAP, and CardioGenesis cardiac laser therapy consoles and handpieces. See Certifications, Accreditations, and Inspections below for further discussion of the On-X AAP CE Mark. Additionally, PerClot, which the Company distributes, has a CE Mark.

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

CryoLife currently distributes tissues through a special access program in Germany. In the first half of 2015 Germany’s regulatory authorities and Europa were in discussions regarding requirements to allow Europa to market tissue in Germany. Europa was unable to reach a satisfactory agreement with the German authorities regarding those requirements, and although nominal shipments under the special access program have continued in 2016, there can be no assurance that the German authorities will continue to allow shipments of tissues under this program in the future.

Recent Regulatory Approvals

New country listings were obtained during 2016 to allow additional distribution of certain products into international markets, including PerClot and Cardiogenesis cardiac laser therapy products.

Certifications, Accreditations, and Inspections

In April 2016 the Korea Food & Drug Administration conducted a routine inspection of the Company. No observations were identified.

In August 2016 the American Association of Tissue Banks conducted an on-site inspection as part of their routine recertification process. Any minor nonconformities identified during the audit were subsequently resolved.

In September and October 2016 LRQA conducted a routine surveillance assessment to ISO 13485:2003 and Canadian CMDCAS requirements. Any minor nonconformities identified during the audit were subsequently resolved.

In November 2016 the Company received a notice from G-Med that it was suspending the CE Mark for the On-X AAP in the EEA until a previously submitted and approved remediation plan for this device was completed. The Company is in the process of completing the requirements of the remediation plan. See also Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Our revenues for the On-X AAP in Europe may be adversely affected by a temporary suspension of the On-X AAP’s CE-Mark” for further discussion of the On-X AAPs European regulatory status.

All other registrations, licensures, certifications, and accreditations were renewed or continued, and no regulatory actions are pending from state inspections.

Backlog

The Company currently does not have a backlog of orders related to BioGlue, BioFoam, On-X heart valves, On-X AAPs, CardioGenesis cardiac laser therapy, PerClot, or PhotoFix. The limited supply of certain types or sizes of preserved tissue can result in a backlog of orders for these tissues. The amount of backlog fluctuates based on the tissues available for shipment and varies based on the surgical needs of specific cases. The Company’s backlog of human tissue of more than $4 million consists mostly of pediatric tissues that have limited availability. The Company’s backlog is generally not considered firm and must be confirmed with the customer before shipment.

Research and Development and Clinical Research

The Company uses its technical and scientific expertise to identify market opportunities for new products or services or to expand the use of its current products and services, through expanded indications or product or tissue enhancements. The Company’s research and development strategy is to allocate most of its available resources among the Company’s core market areas based on the potential market size, estimated development time and cost, and the expected efficacy for any potential product or service offering. To the extent the Company identifies new non-core products or additional applications for its core products, the Company may attempt to license these products to corporate partners for further development or seek funding from outside sources to continue commercial development. The Company may also attempt to acquire or license additional strategically complementary products or technologies from third parties to supplement its product lines.

Research on these and other projects is conducted in the Company’s research and development laboratory or at universities or clinics where the Company sponsors research projects, under the supervision of the Company’s medical and scientific advisory board. The Company also conducts preclinical and clinical studies at universities, medical centers, hospitals, and other third-party locations under contract with the Company. Research is inherently risky, and any potential products or tissues under development ultimately may not be deemed safe or effective or worth commercializing for other reasons and, therefore, may not generate a return on investment for the Company. The Company’s clinical research department also collects and maintains clinical data on the use and effectiveness of its products and services. The Company uses this data to inform third parties on the benefits of the Company’s products and services and to help direct its continuing improvement efforts.

In 2016, 2015, and 2014 the Company spent approximately $13.4 million, $10.4 million, and $8.7 million, respectively, on research and development activities on new and existing products. These amounts represented approximately 7%, 7%, and 6% of the Company’s revenues for each of 2016, 2015, and 2014, respectively.

CryoLife is in the process of developing or investigating several new products and technologies, as well as changes and enhancements to its existing products and services. The Company’s strategies for driving growth include new product approvals, new product indications, global expansion, and business development. These activities will likely require additional research, new clinical studies, and/or compilation of clinical data.

The Company is currently seeking regulatory approval for BioGlue in China. The Company is currently working with the Chinese regulatory authorities and its consulting partners to develop clinical protocols to pursue this approval. Study sites have been selected and enrollment is expected to begin in 2017.

The Company is currently conducting clinical trials on the safety and efficacy of additional sizes of On-X aortic and mitral heart valves. These studies are ongoing and enrollment is expected to continue throughout 2017.

The Company is currently conducting a clinical trial to assess reduced levels of required anticoagulation or warfarin for its On-X mitral heart valves. This study is ongoing and enrollment is expected to continue throughout 2017.

The Company is currently conducting a 50 plus patient, first in man, single arm clinical study to evaluate NeoPatchTM outcomes in a real world population of diabetic foot ulcers. NeoPatch is an allograft derived from human amniotic tissue that can be used, among other things, as a covering in advanced wound care to treat diabetic foot ulcers and venous leg ulcers. The 12-week follow-up on this initial series is expected to be completed in May 2017.

At the FDA’s request, the Company is conducting a post-approval study to collect long-term clinical data for the On-X aortic heart valve with reduced warfarin therapy. This study is ongoing and data collection is expected to continue throughout 2017.

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. These discussions resulted in two amendments to the trial protocol, the last of which was approved by the FDA in July 2016. The Company is in the process of conducting site start-up activities and resumed enrollment into the trial in the fourth quarter of 2016 with the goal of receiving PMA from the FDA in the first half of 2019. See also Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Our investment in PerClot is subject to significant risks, and our ability to fully realize our investment is dependent on our ability to obtain FDA approval and to successfully commercialize PerClot in the U.S.”

Patents, Licenses, and Other Proprietary Rights

The Company relies on a combination of patents, trademarks, confidentiality agreements, and security procedures to protect its proprietary products, preservation technology, trade secrets, and know-how. The Company believes that its patents, trade secrets, trademarks, and technology licensing rights provide it with important competitive advantages. The Company has also obtained additional rights through license and distribution agreements for additional products and technologies, including PerClot. The Company owns or has licensed rights to 38 U.S. patents and 11 foreign patents, including patents that relate to its technology for BioGlue and BioFoam, PHT, On-X heart valves, CardioGenesis cardiac laser therapy, PerClot, cardiac and vascular tissue preservation, and decellularization of tissue. The Company has 15 pending U.S. patent applications and 8 pending foreign applications that relate to the Company’s products and services. There can be no assurance that any patent applications pending will ultimately be issued as patents.

The remaining duration of the Company’s issued patents range from 2 months to 14 years. The main patent for BioGlue expired in mid-2012 in the U.S. and expired in mid-2013 in the majority of the rest of the world. Although the patent for BioGlue has expired, this technology is still protected by trade secrets and manufacturing know-how, as well as the time and expense to obtain regulatory approvals.

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

Employees

As of December 31, 2016 CryoLife and its subsidiaries had approximately 665 employees. None of the Company’s employees are represented by a labor organization or covered by a collective bargaining agreement, and the Company has never experienced a work stoppage or interruption due to labor disputes. Management believes its relations with its employees are good.

Environmental Matters

The Company’s tissue preservation activities generate some biomedical wastes, consisting primarily of human and animal pathological and biological wastes, including human and animal tissue and body fluids removed during laboratory procedures. The biomedical wastes generated by the Company are placed in appropriately constructed and labeled containers and are segregated from other wastes generated by the Company. The Company contracts with third parties for transport, treatment, and disposal of biomedical waste. Although the Company believes it is in compliance in the disposal of its waste with applicable laws and regulations promulgated by the U.S. Environmental Protection Agency, the Georgia Department of Natural Resources, Environmental Protection Division, and the Texas Commission on Environmental Quality, the failure by the Company, or the companies with which it contracts, to comply fully with any such regulations could result in an imposition of penalties, fines, or sanctions, which could materially, adversely affect the Company’s business.

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

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, representing approximately 35% and 40% of revenues in the twelve months ended December 31, 2016 and 2015, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●	BioGlue is a mature product, our U.S. Patent for BioGlue expired in mid-2012, and our patents in most of the rest of the world for BioGlue expired in mid-2013. Other companies may use the inventions disclosed in the expired patents to develop and make competing products;

●	One other company has launched competitive products in 2016 and one other is in the process of doing so. These companies have greater financial, technical, manufacturing, and marketing resources than we do and are well established in their markets. Companies other than these may also pursue regulatory approval for competitive products;

●	We may be unable to obtain regulatory approvals to commercialize BioGlue in certain countries other than the U.S. at the same rate as our competitors or at all. We also may not be able to capitalize on new regulatory approvals we obtain for BioGlue in countries other than the U.S., including approvals for new indications;

●	BioGlue contains a bovine blood protein. Animal-based products are increasingly subject to scrutiny from the public and regulators, who may have concerns about the use of animal-based products or concerns about the transmission of disease from animals to humans. These concerns could lead to additional regulations or product bans in certain countries; and

●	BioGlue is subject to potential adverse developments with regard to its safety, efficacy, or reimbursement practices.

We are significantly dependent on our revenues from tissue preservation services and are subject to a variety of risks affecting them.

Tissue preservation services are a significant source of our revenues, representing 37% and 43% of revenues in the twelve months ended December 31, 2016 and 2015, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

●	Source sufficient quantities of some tissue types from human donors or address potential excess supply of other tissue types. We rely primarily upon the efforts of third-party procurement organizations, tissue banks, most of which are not-for-profit, and others to educate the public and foster a willingness to donate tissue. Factors beyond our control such as supply, regulatory changes, negative publicity concerning methods of tissue recovery or disease transmission from donated tissue, or public opinion of the donor process as well as our own reputation in the industry can negatively impact the supply of tissue;

●	Process donated tissue cost effectively or at all due to factors such as employee turnover, ineffective or inefficient operations, or an insufficiently skilled workforce;

●	Compete effectively in tissue preservation services, as our competitors may have advantages over us in terms of cost structure, pricing, back-office automation, marketing and sourcing tissue; or

●	Mitigate sufficiently the risk that processed tissue cannot be sterilized and hence carries an inherent risk of infection or disease transmission; there is no assurance that our quality controls will be adequate to mitigate such risk.

In addition, U.S. and foreign governments and regulatory agencies have adopted restrictive laws, regulations, and rules that apply to our tissue preservation services. These include but are not limited to:

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

Any of these laws, regulations, and rules or others could change, or the U.S., state, or foreign governments and regulatory agencies could adopt more restrictive laws or regulations in the future regarding tissue preservation services that could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

We may not realize all of the anticipated benefits of the On-X acquisition.

On January 20, 2016, we acquired On-X, at a price of $128.2 million, subject to certain adjustments, which is the largest acquisition we have ever made. Pursuant to the acquisition, we borrowed $75.0 million through a senior secured credit facility, subject to certain restrictions on our business, and we issued shares of common stock worth, at the time, approximately $34.6 million.

Our ability to realize the anticipated business opportunities, growth prospects, cost savings, synergies, and other benefits of the On-X acquisition continues to depend on a number of factors including:

●	The success of our integration of the direct sales forces of On-X and CryoLife into a single sales force to sell, with limited exception, the entire suite of products of the combined businesses;

●	Our ability to successfully manage independent sales representatives and distributor relationships, particularly internationally;

●	The success of moving to a direct sales model with the On-X products in certain international markets;

●	Our ability to resolve unanticipated or undisclosed pre-existing On-X liabilities including any regulatory or quality issues;

●	Our ability to execute on existing On-X clinical trials in a timely and cost effective manner;

●	Our ability to retain existing customers and obtain new customers for On-X products; and

●	Unforeseen negative economic or market conditions impacting the On-X business.

Many of these factors are outside of our control and any one of them could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially, adversely impact our business, financial condition, profitability, and cash flows. As a result of these or other factors, we may not realize the full benefits of the acquisition, including achieving anticipated sales, capitalizing on the FDA’s approved reduced international normalized ratio (“INR”) indication and other growth opportunities, capturing market share from major competitors, all of whom are substantially larger and better resourced than CryoLife, or realizing expected synergies and costs savings. These benefits may not be achieved within the anticipated time frame or at all. Any of these factors could negatively impact our earnings per share, decrease or delay the expected accretive effect of the acquisition, and negatively impact the price of our common stock. In addition, if we fail to realize the anticipated benefits of the acquisition, we could experience an interruption or loss of momentum in our existing business activities, which could adversely affect our revenues, financial condition, profitability, and cash flows.

We are significantly dependent on our revenues from On-X and are subject to a variety of risks affecting them.

On-X is a significant source of our revenues, representing 19% of revenues in the twelve months ended December 31, 2016. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

Our revenues for the On-X AAP in Europe may be adversely affected by a temporary suspension of the On-X AAP’s CE-Mark.

On November 22, 2016, the Company received a letter from G-Med, indicating that it was temporarily suspending the CE Mark for the On-X AAP in the EEA, due to an allegedly untimely plan by the Company to address certain technical documentation issues found by G-Med during a review and renewal of the design examination certificate for the On-X AAP. Failure to timely lift this suspension could have an adverse effect on On-X AAP revenue in 2017.

Our investment in PerClot is subject to significant risks, and our ability to fully realize our investment is dependent on our ability to obtain FDA approval and to successfully commercialize PerClot in the U.S.

In 2010 and 2011, we entered into various agreements with SMI pursuant to which, among other things, we (a) may distribute PerClot in certain international markets and are licensed to manufacture PerClot in the U.S.; (b) acquired the technology to produce the key component in the manufacture of PerClot; and (c) obtained the exclusive right to pursue, obtain, and maintain FDA Premarket Approval (“PMA”) for PerClot. The initial consideration under those SMI agreements was approximately $8.0 million paid in cash and stock. We made additional payments of $1.75 million through 2016 and may pay contingent amounts of up to an additional $1.0 million if certain U.S. regulatory and other commercial milestones are achieved. We may also pay SMI, subject to certain offsets, royalties on our future sales of PerClot that we manufacture.

In March 2014, we received approval of our investigational device exemption (“IDE”) for PerClot from the FDA, pursuant to which we began, in the first half of 2015, our pivotal clinical trial for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. These discussions resulted in two amendments to the trial protocol, the last of which was approved by the FDA in July 2016. The Company is in the process of conducting site start-up activities and resumed the enrollment process into the trial in the fourth quarter of 2016 with the goal of receiving PMA from the FDA in the first half of 2019. Under our agreements with SMI, SMI may seek to terminate our exclusive license to pursue, obtain, and maintain the PMA if we do not secure such approval for PerClot by October of 2017 and if the parties are unable to modify this provision of the agreement through contractually required negotiations. Even though the FDA has approved the revised protocol, we may not be able to continue, or may elect to discontinue, the PerClot IDE. Finally, under the terms of our resolution with Medafor, we are precluded from marketing, selling or distributing PerClot in the U.S. until February 8, 2019, even if we obtain FDA Premarket Approval for PerClot before that date.

We will not be able to sell PerClot for surgical indications in the U.S. in future years unless, and until, we obtain FDA approval and only after the Medafor injunction has expired on February 8, 2019. Failure to obtain FDA approval could materially, adversely affect our financial condition, anticipated future revenues, and profitability. There is no guarantee that we will obtain FDA approval when anticipated, or at all. The estimated timing of regulatory approval for PerClot is based on factors beyond our control, including but not limited to, the pace of enrollment in the IDE and the approval process may be delayed because of unforeseen scheduling difficulties and unfavorable results at various stages in the IDE or the process. Management may also decide to delay or terminate our pursuit of U.S. regulatory approval for PerClot at any time due to changing conditions in our Company, in the marketplace, or in the economy in general.

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

The manufacture and sale of medical devices and processing, preservation, and distribution of human tissues are highly complex and subject to significant quality and regulatory risks. Any of the following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●	Our products and tissues may be recalled or placed on hold by us, the FDA, or other regulatory bodies. For example, in 2002 the FDA issued an order related to our cardiac patch, vascular, and orthopaedic tissues processed from October of 2001 until August of 2002 and, pursuant to that order, we recalled these tissues or placed them on quarantine hold. We no longer process orthopaedic tissues due, in part, to this recall;

●	Our products and tissues allegedly have caused, and may in the future cause, injury to patients, which has exposed, and could in the future expose, us to product and tissue processing liability claims, and such claims could lead to additional regulatory scrutiny and inspections;

●	Our manufacturing and tissue processing operations are subject to regulatory scrutiny and inspections, including by the FDA and foreign regulatory agencies, and these agencies could require us to change or modify our manufacturing operations, processes, and procedures;

●	Regulatory agencies could reclassify, reevaluate, or suspend our clearances and approvals to sell our products and distribute tissues, and European Notified Bodies have recently engaged in more rigorous regulatory enforcement activities and may continue to do so; and

●	Adverse publicity associated with our products or processed tissues or our industry could lead to a decreased use of our products or tissues, additional regulatory scrutiny, and/or product or tissue processing liability lawsuits.

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

The outcome of the 2016 U.S. Presidential and Congressional elections might result in material changes to governmental regulation of various aspects of our business and operations or cause disruptions to our business.

The outcome of the 2016 U.S. Presidential and Congressional election might result in material changes to governmental regulation of various aspects of our business and operations. We devote significant operational and managerial resources to comply with existing laws and regulations. Different interpretations and enforcement policies of existing laws and regulations, the possible repeal of existing laws and regulations, as well as the enactment of new laws and regulations, could require additional operational and managerial resources and could subject our current practices to allegations of impropriety or illegality or could require us to make significant changes to our products and operations.

We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our products for unapproved, or off-label, uses.

Our business and future growth depend on the continued use of our products for specific approved uses. Generally, unless the products are approved or cleared by FDA for the alternative uses, the FDA contends that we may not make claims about the safety or effectiveness of our products for such uses. Such limitations present a risk that FDA or other federal or state law enforcement authorities could determine that the nature and scope of our sales, marketing, and/or support activities, though designed to comply with all FDA requirements, constitute the promotion of our products for an unapproved use in violation of the FDCA. We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, arrangements with institutions and doctors, educational and training programs and other activities. Investigations concerning the promotion of unapproved uses and related issues, are typically expensive, disruptive, and burdensome and generate negative publicity. If our promotional activities are found to be in violation of the law, we may face significant fines and penalties and may be required to change substantially our sales, promotion, grant, and educational activities. There is also a possibility that we could be enjoined from selling some or all of our products for any unapproved use. In addition, as a result of an enforcement action against us or our executive officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid.

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

Certain of the materials, supplies, and services that are key components of our product manufacturing or our tissue processing are sourced from single vendors. As a result, our ability to negotiate favorable terms with those vendors may be limited, and if those vendors experience operational, financial, quality, or regulatory difficulties, or those vendors and/or their facilities cease operations temporarily or permanently, we could be forced to cease product manufacturing or tissue processing until the vendors resume operations or alternative vendors could be identified and qualified. We could also be forced to purchase alternative materials, supplies, or services with unfavorable terms due to diminished bargaining power. We also conduct substantially all of our operations at two facilities—Austin, Texas for our On-X product line, and Kennesaw, Georgia for all of our other products. If one of these facilities ceases operations temporarily or permanently, due to natural disaster or other reason, our business could be substantially disrupted.

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

Any product liability claim, with or without merit, could result in an increase in our product insurance rates or our inability to secure coverage on reasonable terms, if at all. Even in the absence of a claim, our insurance rates may rise in the future. Any product liability claim, even a meritless or unsuccessful one, would be time-consuming and expensive to defend and could result in the diversion of our management’s attention from our business and result in adverse publicity, withdrawal of clinical trial participants, injury to our reputation and loss of revenue.

If we are unsuccessful in arranging acceptable settlements of future product or tissue processing liability claims or future securities class action or derivative claims, we may not have sufficient insurance coverage and liquid assets to meet these obligations. If we are unable to obtain satisfactory insurance coverage in the future, we may be subject to additional future exposure from product or tissue processing liability or securities claims. Additionally, if one or more claims with respect to which we may become, in the future, a defendant should result in a substantial verdict rendered in favor of the plaintiff(s), such verdict(s) could exceed our available insurance coverage and liquid assets. If we are unable to meet required future cash payments to resolve any outstanding or any future claims, this will materially, adversely affect our financial condition, profitability, and cash flows. Further, although we have an estimated reserve for our unreported product and tissue processing liability claims for which we do expect that we will obtain recovery under our insurance policies, these costs could exceed our current estimates. Finally, our facilities could be materially damaged by tornadoes, flooding, other natural disasters, or catastrophic circumstances, for which we are not fully covered by business interruption and disaster insurance, and, even with such coverage, we could suffer substantial losses in our inventory and operational capacity, along with a potential adverse impact on our customers and opportunity costs for which our insurance would not compensate us.

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

A significant percentage of market revenues from these products was generated by Baxter International Inc., Ethicon (a Johnson & Johnson Company), Medtronic, Inc., Abbott Laboratories, LivaNova PLC, Edwards Life Sciences Corp., C.R. Bard, Inc., Integra Life Sciences Holdings, or LifeNet. Several of our competitors enjoy competitive advantages over us, including:

●	Greater financial and other resources for product research and development, sales and marketing, acquisitions, and patent litigation;

●	Enhanced experience in, and resources for, launching, marketing, distributing, and selling products;
●	Greater name recognition as well as more recognizable trademarks for products similar to the products that we sell;
●	More established record of obtaining and maintaining FDA and other regulatory clearances or approvals for products and product enhancements;
●	More established relationships with healthcare providers and payors;
●	Lower cost of goods sold or preservation costs;
●	Advanced systems for back office automation, product development and manufacturing, which may provide certain cost advantages; and
●	Larger direct sales forces and more established distribution networks.

Our competitors may develop services, products or processes with significant advantages over the products, services and processes that we offer or are seeking to develop, and our products and tissues may not be able to compete successfully. If we are unable to successfully market and sell innovative and in-demand products and services, our competitors may gain competitive advantages that may be difficult to overcome. In addition, consolidation among our competitors may make it more difficult for us to compete effectively. If we fail to compete effectively, this could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

If we experience decreasing prices for our goods and services and we are unable to reduce our expenses, our results of operations will suffer.

We may experience decreasing prices for our goods and services due to pricing pressure experienced by our customers from managed care organizations and other third-party payers, increased market power of our customers as the medical device industry consolidates, and increased competition among medical engineering and manufacturing services providers. If the prices for our goods and services decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.

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

We have obtained licenses from third parties for certain patents and patent application rights, including rights related to our PerClot technologies. These licenses allow us to use intellectual property rights owned by or licensed to these third parties. We do not control the maintenance, prosecution, enforcement or strategy for many of these patents or patent application rights and as such are dependent in part on the owners of the intellectual property rights to maintain their viability. Their failure to do so could significantly impair our ability to exploit those technologies.

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

We may be subject to damages resulting from claims that we, our employees, or our independent contractors have wrongfully used or disclosed alleged trade secrets of others.

Some of our employees were previously employed at other medical device or tissue companies. We may also hire additional employees who are currently employed at other medical device or tissue companies, including our competitors. Additionally, consultants or other independent agents with which we may contract may be or have been in a contractual arrangement with one or more of our competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or independent contractors have used or disclosed any party’s trade secrets or other proprietary information. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.

Our key growth vectors may not generate anticipated benefits.

Our strategic plan is focused on four growth vectors, primarily in the cardiac surgery segment, which are expected to drive our business in the near term. These growth vectors and their key elements are described below:

●	New Products – Drive growth through new products including the On-X heart valve;
●	New Indications – Broaden the reach of certain of the Company’s products, including the On-X heart valve and BioGlue, with new or expanded approvals and indications in the U.S. or in international markets;
●	Global Expansion – Expand the Company’s current products and services into new markets, including emerging markets, and accelerate growth by developing new direct sales territories overseas; and
●	Business Development – Selectively pursue potential acquisition, licensing, or distribution rights of companies or technologies that complement CryoLife’s existing products, services, and infrastructure and expand our footprint in the cardiac surgery space, such as the recent acquisition of On-X, as well as divestitures of certain of our non-cardiac surgery product lines, such as the HeRO Graft in 2016, and licensing of products developed internally with non-cardiac applications. To the extent the Company identifies new non-core products or additional applications for its core products, the Company may attempt to license these products to corporate partners for further development or seek funding from outside sources to continue commercial development.

Although management continues to implement these strategies, we cannot be certain that they will ultimately drive business expansion and enhance shareholder value.

We continue to evaluate expansion through acquisitions of, or licenses with, investments in, and distribution arrangements with, other companies or technologies, which may carry significant risks.

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

Our charges to earnings resulting from acquisition, restructuring and integration costs may materially adversely affect the market value of our common stock.

We account for the completion of our acquisitions using the purchase method of accounting. We allocate the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the acquisitions, record the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required in purchase accounting including the following:

●	We will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with acquisitions during such estimated useful lives;
●	We will incur additional depreciation expense as a result of recording purchased tangible assets;
●	To the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets;
●	Cost of sales may increase temporarily following an acquisition as a result of acquired inventory being recorded at its fair market value;
●	Earnings may be affected by changes in estimates of future contingent consideration to be paid when an earn-out is part of the consideration; or
●	Earnings may be affected by transaction and implementation costs, which are expensed immediately.

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

The expansion of our international operations is subject to a number of risks, which may vary significantly from the risks we face in our U.S. operations, including:

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

Our failure to address adequately these risks could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

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

We rely upon a combination of sophisticated information technology systems and traditional recordkeeping to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including, but not limited to, personal information, intellectual property and, in some instances, patient data). We have also outsourced elements of our operations to third parties, including elements of our information technology infrastructure and, as a result, we manage a number of independent vendor relationships with third parties who may or could have access to our confidential information. Our information technology and information security systems and records are potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors. Our information technology and information security systems are also potentially vulnerable to malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we have invested significantly in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. For example, although we have taken security precautions and are assessing additional precautions to provide greater data security, certain data may be vulnerable to loss in a catastrophic event. We have only limited cyber-insurance coverage that will not cover a number of the events described above and this insurance is subject to deductibles and coverage limitations, and we may not be able to maintain this insurance. We thus have no insurance for most of the claims that could be raised and, for those where we have coverage, those claims could exceed the limits of our coverage. Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they may use to trade in our securities.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 imposed significant new taxes on medical device makers in the form of a 2.3 percent excise tax on all U.S. medical device sales that commenced in January 2013. While this tax has been suspended for 2016 and 2017, and while the underlying legislation might be repealed or replaced as a result of the 2016 U.S. Presidential and Congressional election, there is no guarantee that the excise tax will not be reinstated. Most recently, on January 20, 2017, President Trump issued an executive order titled “Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” The impact of this executive order and the future of the Patient Protection and Affordable Care Act are unclear. There are many programs and requirements for which the details have not yet been fully established or the consequences are not fully understood. These proposals may affect aspects of our business. We cannot predict what further reform proposals, if any, will be adopted, when they will be adopted, or what impact they may have on us. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and profitability.

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

As noted above, we are currently engaged in a Premarket Approval clinical trial for PerClot, as well as clinical trials in China for BioGlue and in the United States for the On-X valve. Each of these trials is subject to the risks outlined herein. We cannot give assurance that the relevant regulatory agencies will clear or approve these or any new products and services, or new indications, on a timely basis, if ever, or that the new products and services, or new indications, will adequately meet the requirements of the applicable market or achieve market acceptance. We may encounter delays or rejections during any stage of the regulatory approval process if clinical or other data fails to demonstrate satisfactorily compliance with, or if the service or product fails to meet, the regulatory agency’s requirements for safety, efficacy, and quality, or the regulatory agency otherwise has concerns about our quality or regulatory compliance. Regulatory requirements for safety, efficacy, and quality may become more stringent due to changes in applicable laws, regulatory agency policies, or the adoption of new regulations. Clinical trials may also be delayed or halted due to the following, among other factors:

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

Our ability to complete the development of any of our products and services is subject to all of the risks associated with the commercialization of new products and services based on innovative technologies. Such risks include unanticipated technical or other problems, manufacturing, or processing difficulties, and the possibility that we have allocated insufficient funds to complete such development. Consequently, we may not be able to successfully introduce and market our products or services, or we may not be able to do so on a timely basis. These products and services may not meet price or performance objectives and may not prove to be as effective as competing products and services.

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

Most of our customers, and the health care providers to whom our customers supply medical devices, rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components we manufacture or assemble are used. Healthcare providers, facilities, and government agencies are unlikely to purchase our products or implant our tissues if they are not adequately reimbursed for these procedures. Unless a sufficient amount of peer-reviewed clinical data about our products and preservation services has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. The continuing efforts of governmental authorities, insurance companies, and other payers of health care costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may impose restrictions on the procedures for which they will provide reimbursement. If healthcare providers cannot obtain sufficient reimbursement from third-party payors for our products or preservation services or the screenings conducted with our products, we may not achieve significant market acceptance. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing healthcare payment systems. Reimbursement, funding, and healthcare payment systems vary significantly by country. We may not obtain approvals for reimbursement in a timely manner or at all.

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

Consolidation in the health care industry could have an adverse effect on our revenues and results of operations.

Many health care industry companies, including health care systems, are consolidating to create new companies with greater market power. As the health care industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the health care industry, our revenues would decrease and our consolidated earnings, financial condition, and/or cash flows would suffer.

Our business could be negatively impacted as a result of shareholder activism.

In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction, and operations of the company. We may in the future become subject to such shareholder activity and demands. Such demands may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Our acquired federal tax net operating loss and general business credit carryforwards will be limited or may expire, which could result in greater future income tax expense and adversely impact future cash flows.

The Company’s federal tax net operating loss and general business credit carryforwards include acquired net operating loss carryforwards. Such acquired net operating loss carryforwards will be limited in future periods due to a change in control of the Company’s former subsidiaries Hemosphere, Inc. (“Hemosphere”) and Cardiogenesis Corporation (“Cardiogenesis”), as mandated by Section 382 of the Internal Revenue Code of 1986, as amended. The Company believes that its acquisitions of these companies each constituted a change in control, and that prior to the Company’s acquisition, Hemosphere had experienced other equity ownership changes that should be considered a change in control. The Company also acquired net operating loss carryforwards in the acquisition of On-X Life Technologies that are limited under Section 382. However, the Company believes that such net operating loss carryforwards from On-X will be fully realizable prior to expiration. The deferred tax assets recorded on the Company’s Consolidated Balance Sheets exclude amounts that it expects will not be realizable due to these changes in control. A portion of the acquired net operating loss carryforwards is related to state income taxes for which management believes it is more likely than not that these deferred tax assets will not be realized. Therefore, the Company recorded a valuation allowance against these state net operating loss carryforwards. Limitations on the Company’s federal tax net operating loss and general business credit carryforwards could result in greater future income tax expense and adversely impact future cash flows.

Our operating results may fluctuate significantly on a quarterly or annual basis as a result of a variety of factors, many of which are outside our control.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

●	Changes in demand for the products we sell;

●	Increased product and price competition, due to the announcement or introduction of new products by our competitors, market conditions, the regulatory landscape or other factors;

●	Changes in the mix of products we sell;

●	Availability of materials and supplies, including tissue used in preservation services;

●	Our pricing strategy with respect to different product lines;

●	Strategic actions by us, such as acquisitions of businesses, products, or technologies;

●	Effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;

●	The divestiture or discontinuation of a product line or other revenue generating activity;

●	The relocation and integration of manufacturing operations and other strategic restructuring;

●	Regulatory actions that may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

●	Failure of government and private health plans to adequately and timely reimburse the users of our products;

●	Our determination whether or not to pay cash dividends;

●	Costs incurred by us in connection with the termination of contractual and other relationships, including distributorships;

●	Our ability to collect outstanding accounts receivable in selected countries outside of the United States;

●	The expiration or utilization of deferred tax assets such as net operating loss carry-forwards;

●	Market reception of our new or improved product offerings; and

●	The loss of any significant customer, especially in regard to any product that has a limited customer base.

We have based our current and future expense levels largely on our investment plans and estimates of future events, although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition. Due to the foregoing factors, some of which are not within our control, the price of our common stock may fluctuate substantially. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe the quarterly comparisons of our financial results are not always meaningful and should not be relied upon as an indication of our future performance.

Risks Related to Ownership of our Common Stock

We do not anticipate paying any dividends on our common stock for the foreseeable future.

In December 2015 our Board of Directors discontinued dividend payments on our common stock for the foreseeable future. If we do not pay cash dividends, our shareholders may receive a return on their investment in our common stock only if the market price of our common stock has increased when they sell shares of our common stock that they own. Future dividends, if any, will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors, including, among other things, our financial condition, liquidity, earnings projections and business prospects. In addition, restrictions in our credit facility limit our ability to pay future dividends. We can provide no assurance of our ability to pay cash dividends in the future.

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

Item 1B.   Unresolved Staff Comments.

The Company has no unresolved written comments received from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934 not less than 180 days before December 31, 2016 (the end of the fiscal year to which this Form 10-K relates).

Item 2.   Properties.

The Company’s corporate headquarters and laboratory facilities consist of approximately 190,400 square feet of leased manufacturing, administrative, laboratory, and warehouse space located on a 21.5-acre setting, with an additional 14,400 square feet of off-site warehouse space both located in Kennesaw, Georgia. The manufacturing and tissue processing space includes approximately 20,000 square feet of class 10,000 clean rooms and 8,000 square feet of class 100,000 clean rooms. This extensive clean room environment provides a controlled aseptic environment for manufacturing and tissue preservation. Two back-up emergency generators assure continuity of Company manufacturing operations and liquid nitrogen freezers maintain preserved tissue at or below –135°C. The Company manufactures products from its Medical Devices segment, including: BioGlue and BioFoam, and processes and preserves tissues from its Preservation Services segment at the Company’s headquarters facility. The Company is also beginning to manufacture PerClot and is transferring manufacturing of PhotoFix to the Company’s headquarters facility. The Company’s corporate headquarters also includes a CardioGenesis cardiac laser therapy maintenance and evaluation laboratory space.

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

The Company’s On-X facility consists of approximately 75,000 square feet of combined manufacturing, warehouse, and office space leased in Austin, Texas.

The Company also leases a facility, which consists of 15,600 square feet of combined manufacturing and office space in Atlanta, Georgia, which is available for future manufacturing operations, and a facility, which consists of approximately 25,000 square feet of additional office space in Kennesaw, Georgia, which the Company sublets to a third party.

The Company’s European subsidiary, Europa, maintains a leased facility located in Guildford, England, which contains approximately 6,500 square feet of office space. In addition, Europa leases shared warehousing space through its third-party shipper.

Item 3.   Legal Proceedings.

There are no material legal proceedings pending, or known by the Company to be contemplated, to which the Company is a party or to which any of its property is subject, that is required to be disclosed.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 4A.   Executive Officers of the Registrant

The following table lists the executive officers of CryoLife as of December 31, 2016 and their ages, positions with CryoLife, and the dates from which they have continually served as executive officers with CryoLife. Each of the executive officers of CryoLife was elected by the Board of Directors to serve until the Board of Directors’ meeting immediately following the next annual meeting of shareholders or until his or her earlier removal by the Board of Directors or his or her resignation.

Name	Service as Executive	Age	Position
J. Patrick Mackin	Since 2014	50	Chairman, President, and Chief Executive Officer
Scott B. Capps	Since 2007	50	Vice President, Clinical Research
John E. Davis	Since 2015	52	Senior Vice President, Global Sales and Marketing
David C. Gale, Ph.D.	Since 2012	49	Vice President, Research and Development
Jean F. Holloway	Since 2015	59	Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary
Amy D. Horton, CPA	Since 2006	46	Vice President and Chief Accounting Officer
D. Ashley Lee, CPA	Since 2000	52	Executive Vice President, Chief Operating Officer, and Chief Financial Officer
William R. Matthews	Since 2015	62	Senior Vice President, Operations, Regulatory, and Quality
Jim McDermid	Since 2016	57	Senior Vice President, Chief Human Resources Officer

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

John E. Davis was appointed to the position of Senior Vice President, Global Sales and Marketing in September 2015. He has over 20 years of experience in Sales and Marketing and Executive Leadership. Prior to joining CryoLife, he served as Executive Vice President of Sales and Marketing at CorMatrix, a privately held medical device company creating innovative biomaterial devices to repair damaged heart tissue from March 2012 to September 2015. Prior to CorMatrix, he served for four years as a Vice President of Sales in the Cardiac Rhythm Management Devices business at St. Jude Medical, now part of Abbott Laboratories. Before St. Jude Medical, he served for 14 years with Medtronic in the Cardiac Rhythm Disease Management division in senior sales leadership roles. In his early career he served with Roche Diagnostics and Ciba-Geigy Corporation. Mr. Davis received a Bachelor’s degree from Western Carolina University.

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

Jean F. Holloway, Esq was appointed to the position of Senior Vice President, General Counsel, Secretary, and Chief Compliance Officer in January 2016. She previously served as Vice President, General Counsel, and Secretary beginning in April 2015 and was subsequently appointed to the additional position of Chief Compliance Officer in October 2015. Prior to joining CryoLife, she held various positions, including Vice President, General Counsel and Secretary of C.R. Bard, Inc., Deputy General Counsel, Medtronic, Inc., Vice President, Litigation, Boston Scientific, Inc., and Deputy General Counsel, Guidant Corporation. Ms. Holloway also spent nearly 15 years in private practice as a trial lawyer at Dorsey & Whitney, Faegre & Benson and Sidley & Austin. She clerked for two years on the Seventh Circuit Court of Appeals for the Honorable Luther M. Swygert. Ms. Holloway has a J.D./M.B.A. from the University of Chicago and two undergraduate degrees from Yale University in engineering and political science.

Amy D. Horton, CPA was appointed to the position of Vice President and Chief Accounting Officer in January 2016 and had previously served as Chief Accounting Officer of CryoLife since 2006. Ms. Horton has been with the Company since January 1998, serving as Controller from April of 2000 to August 2006 and as Assistant Controller prior to that. From 1993 to 1998, Ms. Horton was employed as a Certified Public Accountant with Ernst & Young, LLP. She received her B.S. and Master’s degrees in Accounting from Brigham Young University in Provo, Utah.

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

Jim McDermid was appointed to the position of the Senior Vice President, Chief Human Resources Officer in September 2016. Mr. McDermid joined the company from Medtronic where he was Group Vice President of Human Resources for the Cardiac and Vascular Group. Prior to joining the Cardiac and Vascular Group, Mr. McDermid was the Vice President of Human Resources for Medtronic’s Spinal & Biologics Division, located in Memphis, TN. His other Medtronic positions included HR Director, U.S. Cardiovascular and HR Director, Structural Heart. Prior to Medtronic, Mr. McDermid worked for several Fortune 500 companies, including Rockwell International, Hudson Bay Company, Cooper Industries, and International Paper. Mr. McDermid holds a bachelor’s from the University of Toronto and a Master of Arts from McMaster University in Ontario.

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

2016	High	Low
First quarter	$11.33	$8.94
Second quarter	13.00	10.64
Third quarter	18.64	11.69
Fourth quarter	20.15	16.40

2015	High	Low
First quarter	$12.29	$9.60
Second quarter	11.50	9.50
Third quarter	11.75	9.41
Fourth quarter	11.31	9.59

As of February 10, 2017 the Company had 270 shareholders of record.

Dividends

The Company initiated a cash dividend in the third quarter of 2012 and paid the dividend quarterly until, in December 2015, the Company’s Board of Directors discontinued dividend payments for the foreseeable future.

On January 20, 2016 the Company entered into the Third Amended and Restated Credit Agreement (“Amended Debt Agreement”) with Capital One, National Association; Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association, collectively the (“Lending Parties”). The Amended Debt Agreement prohibits the payment of cash dividends. See also Part II, Item 8, Note 13 of the “Notes to Consolidated Financial Statements” for further discussion of the Company’s credit agreement.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended December 31, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
10/01/16 - 10/31/16	--	$--	--	$--
11/01/16 - 11/30/16	5,630	17.20	--	--
12/01/16 - 12/31/16	--	--	--	--

Total	5,630	17.20	--	--

The common shares purchased during the quarter ended December 31, 2016 were tendered to the Company in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

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

Selected Financial Data

(in thousands, except percentages, current ratio, and per share data)

	December 31,
	2016 [1]	2015	2014	2013	2012
Operations
Revenues	$180,380	$145,898	$144,641	$140,763	$131,718
Operating income	21,820	5,354	8,838	13,820	12,612
Net income[2]	10,778	4,005	7,322	16,172	7,946
Net income applicable to common shareholders - diluted[2]	10,576	3,918	7,164	15,813	7,768
Research and development expense as a percentage of revenues	7%	7%	6%	6%	6%

Income Per Common Share[2]
Basic	$0.33	$0.14	$0.26	$0.59	$0.29
Diluted	$0.32	$0.14	$0.25	$0.57	$0.28

Dividend Declared Per Common Share	$--	$0.120	$0.118	$0.108	$0.050

Year-End Financial Position
Total assets	$316,140	$181,179	$176,157	$174,683	$157,156
Working capital	117,131	90,058	85,401	85,605	56,073
Long-term liabilities	77,055	6,323	6,845	9,214	7,614
Shareholders’ equity	208,983	155,251	148,685	144,747	128,112
Current ratio[3]	5:1	6:1	5:1	5:1	4:1

[1]	In January 2016 the Company completed its acquisition of On-X Life Technologies Holdings, Inc., which is being operated as a wholly owned subsidiary of CryoLife. In 2016 the Company also sold its HeRO Graft product line and its ProCol product line, and ceased sales of these products during 2016.
[2]	The 2013 net income and income per common share includes the favorable effect of a $12.7 million pre-tax gain on the sale of an investment in the common stock of Medafor, Inc. as a result of C.R. Bard, Inc. completing its acquisition of the outstanding common shares of Medafor, Inc.

[3]	Current assets divided by current liabilities.

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

For the year ended December 31, 2016 CryoLife reported record annual revenues of $180.4 million, increasing 24% over the prior year, primarily due to the acquisition of On-X Life Technologies Holdings, Inc. (“On-X”) in January 2016. The Company generated $19.7 million in cash flows from operations during 2016. See the “Results of Operations” section below for additional analysis of the fourth quarter and full year 2016 results. See Part I, Item 1, “Business,” for further discussion of the Company’s business and activities during 2016.

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

Fair Value Measurements

The Company records certain financial instruments at fair value, including: cash equivalents, certain marketable securities, certain restricted securities, contingent consideration, and derivative instruments. The Company may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis, although as of December 31, 2016 the Company has not chosen to make any such elections. Fair value financial instruments are recorded in accordance with the fair value measurement framework.

The Company also measures certain non-financial assets at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as cost method investments, long-lived assets, and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; applying accounting for business combinations; and allocating goodwill to divested components of a business. The Company uses the fair value measurement framework to value these assets and reports these fair values in the periods in which they are recorded or written down.

The fair value measurement framework includes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels. These levels from highest to lowest priority are as follows:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

●	Level 2: Quoted prices in active markets for similar assets or liabilities or observable prices that are based on inputs not quoted on active markets, but corroborated by market data; and

●	Level 3: Unobservable inputs or valuation techniques that are used when little or no market data is available.

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

The Company recorded write-downs to its deferred preservation costs totaling $897,000, $483,000, and $540,000 for the years ended December 31, 2016, 2015, and 2014, respectively, due primarily to tissues not expected to ship prior to the expiration date of the packaging.

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

Assessing the recoverability of deferred tax assets involves judgment and complexity. Estimates and judgments used in the determination of the need for a valuation allowance and in calculating the amount of a needed valuation allowance include, but are not limited to, the following:

●	Projected future operating results;

●	Anticipated future state tax apportionment;

●	Timing and amounts of anticipated future taxable income;

●	Timing of the anticipated reversal of book/tax temporary differences;

●	Evaluation of statutory limits regarding usage of certain tax assets; and

●	Evaluation of the statutory periods over which certain tax assets can be utilized.

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

The Company believes that the realizability of its acquired net operating loss carryforwards will be limited in future periods due to a change in control of its former subsidiaries Hemosphere, Inc. (“Hemosphere”) and Cardiogenesis Corporation (“Cardiogenesis”), as mandated by Section 382 of the Internal Revenue Code of 1986, as amended. The Company believes that its acquisitions of these companies each constituted a change in control, and that prior to the Company’s acquisition, Hemosphere had experienced other equity ownership changes that should be considered a change in control. The Company also acquired net operating loss carryforwards in the acquisition of On-X that are limited under Section 382. However, the Company believes that such net operating loss carryforwards from On-X will be fully realizable prior to expiration. The deferred tax assets recorded on the Company’s Consolidated Balance Sheets exclude amounts that it expects will not be realizable due to these changes in control. A portion of the acquired net operating loss carryforwards is related to state income taxes for which management believes it is more likely than not that these deferred tax assets will not be realized. Therefore, the Company recorded a valuation allowance against these state net operating loss carryforwards.

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

The Company typically engages external advisors to assist in determining the fair value of acquired asset groups or business combinations, using valuation methodologies such as: the excess earnings, the discounted cash flow, or the relief from royalty methods. The determination of fair value in accordance with the fair value measurement framework requires significant judgments and estimates, including, but not limited to: timing of product life cycles, estimates of future revenues, estimates of profitability for new or acquired products, cost estimates for new or changed manufacturing processes, estimates of the cost or timing of obtaining regulatory approvals, estimates of the success of competitive products, and discount rates. Management, in consultation with its advisor(s), makes these estimates based on its prior experiences and industry knowledge. Management believes that its estimates are reasonable, but actual results could differ significantly from the Company’s estimates. A significant change in management’s estimates used to value acquired asset groups or business combinations could result in future write-downs of tangible or intangible assets acquired by the Company and, therefore, could materially impact the Company’s financial position and profitability. If the value of the liabilities assumed by the

Company, including contingent liabilities, is determined to be significantly different from the amounts previously recorded in purchase accounting, the Company may need to record additional expenses or write-downs in future periods, which could materially impact the Company’s financial position and profitability.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company expects that the allowed change in accounting for forfeitures as they occur will not have a material impact on the Company’s results of operations over time, as the Company believes that its estimated forfeiture rate approximates its actual forfeiture rate. However, the Company believes that this could have a favorable or unfavorable impact in any given quarter due to the timing of actual forfeitures. The Company believes that the change in accounting for excess tax benefits and the discontinuance of the APIC pool could have a material impact on its results of operations, which could be favorable or unfavorable, depending on movements in the Company’s stock price. The Company does not believe that the adoption of this standard will have a material impact on its financial position and cash flows.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company is performing its initial evaluation of its standard arrangements with customers and its arrangements specific to certain of the Company’s product lines or product offerings. The Company is continuing to evaluate the effect that ASU 2014-09 will have on its financial position, results of operations, cash flows, and related disclosures.

Results of Operations

(In thousands)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

	Revenues for the Three Months Ended December 31,		Revenues as a Percentage of Total Revenues for the Three Months Ended December 31,
	2016	2015	2016	2015
Products:
BioGlue and BioFoam	$15,982	$16,488	36%	41%
On-X	9,073	--	20%	--%
CardioGenesis cardiac laser therapy	2,367	3,487	5%	9%
PerClot	1,038	1,096	2%	3%
PhotoFix	465	437	1%	1%
HeRO Graft	--	2,008	--%	5%
ProCol	--	397	--%	1%

Total products	28,925	23,913	64%	60%

Preservation services:
Cardiac tissue	7,442	6,970	17%	18%
Vascular tissue	8,662	8,955	19%	22%

Total preservation services	16,104	15,925	36%	40%

Total	$45,029	$39,838	100%	100%

	Revenues for the Twelve Months Ended December 31,		Revenues as a Percentage of Total Revenues for the Twelve Months Ended December 31,
	2016	2015	2016	2015
Products:
BioGlue and BioFoam	$63,461	$59,332	35%	41%
On-X	34,232	--	19%	--%
CardioGenesis cardiac laser therapy	7,864	9,419	5%	6%
PerClot	4,021	4,083	2%	3%
PhotoFix	1,871	1,396	1%	1%
HeRO Graft	2,325	7,546	1%	5%
ProCol	218	1,305	--%	1%

Total products	113,992	83,081	63%	57%

Preservation services:
Cardiac tissue	29,697	28,059	17%	19%
Vascular tissue	36,691	34,758	20%	24%

Total preservation services	66,388	62,817	37%	43%

Total	$180,380	$145,898	100%	100%

Revenues increased 13% and 24% for the three and twelve months ended December 31, 2016, respectively, as compared to the three and twelve months ended December 31, 2015, respectively. A detailed discussion of the changes in product revenues and preservation services revenues for the three and twelve months ended December 31, 2016 is presented below.

Products

Revenues from products increased 21% and 37% for the three and twelve months ended December 31, 2016, respectively, as compared to the three and twelve months ended December 31, 2015, respectively. These increases were primarily due to the acquisition of On-X during the first quarter of 2016. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; On-X; CardioGenesis cardiac laser therapy; PerClot; PhotoFix; Hemodialysis Reliable Outflow Graft (“HeRO® Graft”); and ProCol® Vascular Bioprosthesis (“ProCol”) is presented below.

The Company’s sales of certain products through its direct sales force to U.K. hospitals are denominated in British Pounds, and its sales to German, Austrian, French, and Irish hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. During 2015, the U.S. Dollar strengthened materially, as compared to the British Pound and Euro and, as a result, the Company’s revenues denominated in these currencies decreased when translated into U.S. Dollars. This trend continued during the twelve months ended December 31, 2016. Any further change in these exchange rates could have a material, adverse effect on the Company’s revenues denominated in these currencies. Additionally, the Company’s sales to many distributors around the world are denominated in U.S. Dollars and, although these sales are not directly impacted by the strong U.S. Dollar, the Company believes that its distributors may be delaying or reducing purchases of products in U.S. Dollars due to the relative price of these goods in their local currencies.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, decreased 3% for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. This decrease was primarily due to a 4% decrease in the volume of milliliters sold, which decreased revenues by 3%, and the unfavorable impact of foreign exchange rates, which decreased revenues by 1%, partially offset by an increase in average sales prices, which increased revenues by 1%.

Revenues from the sale of surgical sealants increased 7% for the twelve months ended December 31, 2016, as compared to the twelve months ended December 31, 2015. This increase was primarily due to a 7% increase in the volume of milliliters sold, which increased revenues by 7%.

The decrease in sales volume of surgical sealants for the three months ended December 31, 2016 was primarily due to a decrease in sales of BioGlue in Japan, partially offset by an increase in BioGlue sales in domestic markets. The increase in sales volume of surgical sealants for the twelve months ended December 31, 2016 was primarily due to sales of BioGlue in France. In October 2015 the Company transitioned the French market from a distributor to a direct sales model, and as a result, there were no shipments of BioGlue into France for the first three quarters of the comparable period in 2015. To a lesser extent, BioGlue revenues in the twelve months ended December 31, 2016 were affected by an increase in sales volume in Europe and domestic markets and a decrease in sales volume in Japan.

Sales of BioGlue in Japan decreased due to the timing of distributor ordering patterns. The Company is currently seeking regulatory approval for BioGlue in China and, if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic BioGlue revenues accounted for 58% and 56% of total BioGlue revenues for the three and twelve months ended December 31, 2016, respectively, and 55% and 58% of total BioGlue revenues for the three and twelve months ended December 31, 2015, respectively. BioFoam sales accounted for less than 1% of surgical sealant sales for the three and twelve months ended December 31, 2016 and 2015. BioFoam is currently approved for sale in certain international markets.

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

On-X combined pre- and post-acquisition revenues for the three and twelve months ended December 31, 2016 increased 9% and 7%, respectively, when compared to On-X’s pre-acquisition revenues for the three and twelve months ended December 31, 2015, respectively, despite disruptions in the sales channel caused by the transition to direct selling in various domestic and international markets that On-X previously served through distributors.

Management believes that the growth rate for On-X products will accelerate in future years due to the selling efforts of the Company’s larger, realigned sales force as they undertake additional training and become more experienced with selling On-X products. The Company expects this sales force will drive an increase in implants and will open additional hospitals to using On-X products.

CardioGenesis Cardiac Laser Therapy

Revenues from the Company’s CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, revenues from the sale of laser consoles. Revenues from cardiac laser therapy decreased 32% for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. Revenues from the sale of laser consoles were $507,000 and $1.1 million for the three months ended December 31, 2016 and 2015, respectively. Revenues from the sale of handpieces decreased 25% for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. This decrease was primarily due to a 22% decrease in unit shipments of handpieces, which decreased revenues by 23%, and a decrease in average sales prices, which decreased revenues by 2%.

Revenues from cardiac laser therapy decreased 17% for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015. Revenues from the sale of laser consoles were $507,000 and $1.2 million for the twelve months ended December 31, 2016 and 2015, respectively. Revenues from the sale of handpieces decreased 13% for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015. This decrease was primarily due to a 14% decrease in unit shipments of handpieces, which decreased revenues by 14%, partially offset by an increase in average sales prices, which increased revenues by 1%.

The decrease in revenues from both handpiece and laser console sales was due in part to the deemphasizing of this product line during 2016, during the On-X integration period and the realignment of the Company’s salesforce, and due to a reduction in procedure volume, which can vary from quarter to quarter due to physician case volume and patient-specific factors, which determine whether cardiac laser therapy can be used adjunctively with cardiac bypass surgery.

PerClot

Revenues from the sale of PerClot decreased 5% for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. This decrease was primarily due to the unfavorable effect of foreign currency exchange, which decreased revenues by 3%, a 5% decrease in the volume of grams sold, which decreased revenues by 1%, and a decrease in average selling prices, which decreased revenues by 1%.

Revenues from the sale of PerClot decreased 2% for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015. This decrease was primarily due to a decrease in average selling prices, which decreased revenues by 3% and the unfavorable effect of foreign currency exchange, which decreased revenues by 2%, partially offset by favorable sales volume, which increased revenues by 3%.

The sales volume increase for the twelve months ended December 31, 2016 was primarily due to sales of PerClot in France, due to our transition to a direct sales model in this market in October 2015. The decrease in average selling prices for the twelve months ended December 31, 2016 was primarily due to price reductions to certain customers in Europe as a result of pricing pressures from competitive products.

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. These discussions resulted in two amendments to the trial protocol, the last of which was approved by the FDA in July 2016. The Company is in the process of conducting site start-up activities and resumed enrollment into the trial in the fourth quarter of 2016 with the goal of receiving PMA from the FDA in the first half of 2019.

PhotoFix

PhotoFix revenues increased 6% for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. This increase was primarily due to an increase in units sold, which increased revenues by 6%. PhotoFix revenues increased 34% for the twelve months ended December 31, 2016, as compared to the twelve months ended December 31, 2015. This increase was primarily due to an increase in units sold, which increased revenues by 36%, partially offset by a decrease in average sales prices, which decreased revenues by 2%. The increase in volume for both the three and twelve months ended December 31, 2016 is primarily due to an increase in the number of implanting physicians when compared to the prior year period, as the Company launched its distribution of PhotoFix in the first quarter of 2015.

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

Preservation Services

Revenues from preservation services increased 1% and 6% for the three and twelve months ended December 31, 2016, respectively, as compared to the three and twelve months ended December 31, 2015, respectively. A detailed discussion of the changes in cardiac and vascular preservation services revenues is presented below.

During 2014 the Company made significant changes to various tissue processing and quality procedures, which resulted in a decrease in tissue processing throughput and an increase in the Company’s cost of processing tissues. These factors adversely impacted revenues and costs during 2015 as the Company continued to ship tissues that were processed in 2014. In 2015 the Company reviewed and modified its procedures as part of its ongoing compliance efforts and in an effort to improve tissue processing throughput and reduce costs. The Company continued these efforts during 2016 and expects to continue these efforts as part of its ongoing commitments to quality and efficiency. As a result of these efforts, tissue availability began to increase in the second half of 2015, particularly vascular tissue availability as discussed further below, and the cost of tissue processing decreased.

Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and twelve months ended December 31, 2016.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues increased 7% for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. This increase was primarily due to a 6% increase in unit shipments of cardiac tissues, which increased revenues by 4% and an increase in average service fees, which increased revenues by 3%.

Revenues from cardiac preservation services increased 6% for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015. This increase was primarily due to a 6% increase in unit shipments of cardiac tissues, which increased revenues by 3% and an increase in average service fees, which increased revenues by 3%.

The increase in volume for the three months ended December 31, 2016 was primarily due to an increase in the volume of cardiac valve and patch shipments. The increase in volume for the twelve months ended December 31, 2016 was primarily due to an increase in the volume of cardiac patch shipments. The increase in average service fees for the three and twelve months ended December 31, 2016 was primarily due to list fee increases in domestic markets and the routine negotiation of pricing contracts with certain customers.

The Company’s cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. The Company’s cardiac tissues are primarily distributed in domestic markets.

Vascular Preservation Services

Revenues from vascular preservation services decreased 3% for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. This decrease was primarily due to a 2% decrease in unit shipments of vascular tissues, which decreased revenues by 4%, partially offset by an increase in average service fees, which increased revenues by 1%.

Revenues from vascular preservation services increased 6% for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015. This increase was primarily due to an increase in average service fees, which increased revenues by 3%, and the combined effect of favorable tissue mix and a 3% decrease in unit shipments of vascular tissues, which in the aggregate increased revenues by 3%.

The Company’s vascular preservation services revenues benefited in the second half of 2015 and the first half of 2016 from an increase in vascular tissue availability, due to factors discussed above. The Company used this increase in available tissue to meet the previously unmet demand from its existing vascular tissue customers. Although the Company’s vascular tissue customers continue to receive tissue shipments, the volume of these requests has normalized. The decrease in shipments of vascular tissues for the three and twelve months ended December 31, 2016 was primarily due to these factors. Now that the Company has a sufficient vascular tissue supply, it is beginning the process of pursuing new and previous vascular tissue customers to broaden its revenue base for vascular preservation services.

The increase in average service fees for the three and twelve months ended December 31, 2016 was primarily due to fee differences due to physical characteristics of vascular tissues, list fee increases in domestic markets, and the routine negotiation of pricing contracts with certain customers.

The majority of the Company’s vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. These tissues are primarily distributed in domestic markets.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2016	2015	2016	2015
Cost of products	$6,734	$5,108	$28,033	$18,663

Cost of products increased 32% and 50% for the three and twelve months ended December 31, 2016, respectively, as compared to the three and twelve months ended December 31, 2015, respectively. Cost of products in 2016 and 2015 includes costs related to BioGlue, BioFoam, CardioGenesis cardiac laser therapy, PerClot, PhotoFix, HeRO Graft through the second quarter of 2016, and ProCol through the first quarter of 2016. Cost of products in 2016 also includes costs related to On-X.

The increase in cost of products in the three and twelve months ended December 31, 2016 was primarily due to sales of On-X products following the Company’s acquisition of On-X in January 2016, partially offset by a reduction in cost of products following the sale of the HeRO Graft and ProCol product lines. Cost of products in the three and twelve months ended December 31, 2016 includes $822,000 and $3.0 million, respectively, in acquisition inventory basis step-up expense, related to the On-X inventory fair value adjustment recorded in purchase accounting. Cost of products in the twelve months ended December 31, 2015 included the write-down of PerClot inventory manufactured for the U.S. market following the Company’s cessation of marketing, sales, and distribution of PerClot in the U.S. during the first quarter of 2015.

Cost of Preservation Services

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2016	2015	2016	2015
Cost of preservation services	$7,100	$8,214	$33,448	$36,516

Cost of preservation services decreased 14% and 8% for the three and twelve months ended December 31, 2016, respectively, as compared to the three and twelve months ended December 31, 2015, respectively. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three and twelve months ended December 31, 2016 primarily due to a decrease in the per unit cost of processing tissues, as a result of processing changes implemented in 2015, as discussed in “Preservation Services” above.

Gross Margin

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2016	2015	2016	2015
Gross margin	$31,195	$26,516	$118,899	$90,719
Gross margin as a percentage of total revenues	69%	67%	66%	62%

Gross margin increased 18% and 31% for the three and twelve months ended December 31, 2016, respectively, as compared to the three and twelve months ended December 31, 2015, respectively. These increases were primarily due to the addition of margins related to the On-X product line; increases in tissue margins due to a decrease in the per unit cost of processing tissues; and, for the twelve months ended December 31, 2016, an increase in BioGlue margins due to increased revenues. The increases were partially offset by decreases in margins for the divested HeRO Graft and ProCol product lines and a decrease in margins for CardioGenesis cardiac laser therapy due to decreased revenues.

Gross margin as a percentage of total revenues increased in the three and twelve months ended December 31, 2016, as compared to the three and twelve months ended December 31, 2015, respectively. These increases were primarily due to increases in tissue margins, due to a decrease in the per unit cost of processing tissues, partially offset by the unfavorable impact of the On-X acquisition inventory basis step-up expense discussed above. The gross margin and gross margin as a percentage of total revenues for the twelve months ended December 31, 2015 were impacted by the write-down of PerClot inventory, as discussed above.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2016	2015	2016	2015
General, administrative, and marketing expenses	$22,246	$19,139	$91,548	$74,929
General, administrative, and marketing expenses as a percentage of total revenues	49%	48%	51%	51%

General, administrative, and marketing expenses increased 16% and 22% for the three and twelve months ended December 31, 2016, respectively, as compared to the three and twelve months ended December 31, 2015, respectively.

General, administrative, and marketing expenses for the three and twelve months ended December 31, 2016 included $832,000 and $7.9 million, respectively, in business development costs primarily related to the acquisition of On-X in January 2016, which include, among other costs, expenses related to the termination of international and domestic distribution agreements. The Company also incurred additional general, administrative, and marketing expenses during 2016 related to the expanded sales force and the ongoing operations of On-X. General, administrative, and marketing expenses for the twelve months ended December 31, 2015 included severance and termination benefits of approximately $3.0 million, related to one-time expenses associated with certain employee departures, including the retirement of Mr. Anderson, the Company’s former President, Chief Executive Officer, and Executive Chairman, in April 2015. General, administrative, and marketing expenses included $1.1 million and $3.0 million for the three and twelve months ended December 31, 2015, respectively, in business development expenses, primarily related to the acquisition of On-X.

Research and Development Expenses

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2016	2015	2016	2015
Research and development expenses	$3,844	$2,540	$13,446	$10,436
Research and development expenses as a percentage of total revenues	9%	6%	7%	7%

Research and development expenses increased 51% and 29% for the three and twelve months ended December 31, 2016, respectively, as compared to the three and twelve months ended December 31, 2015, respectively. Research and development spending in these periods was primarily focused on clinical work with respect to PerClot, the Company’s tissue processing, On-X products, and BioGlue.

Gain from Sale of Business Components

Gain on sale of business components for the twelve months ended December 31, 2016 consisted of the net of an $8.8 million gain on the HeRO Sale and an $845,000 loss on the ProCol Sale. The Company sold its HeRO Graft and ProCol product lines during the first quarter of 2016.

Gain on Sale of Medafor Investment

On October 1, 2013 Bard completed its acquisition of all outstanding shares of Medafor common stock. The Company recorded gain on sale of investment of zero and $891,000 for the three and twelve months ended December 31, 2015, respectively. The gain on the sale of Medafor investment in 2015 represents additional consideration received by the Company in April 2015 related to the release of transaction consideration from escrow. The final release of funds from escrow is expected to be received in October 2017 and is expected to be nominal.

Interest Expense

Interest expense was $787,000 and $3.0 million for the three and twelve months ended December 31, 2016, respectively, and interest expense was a favorable $44,000 and $62,000 for the three and twelve months ended December 31, 2015, respectively. Interest expense in the 2016 and 2015 periods included interest on debt and uncertain tax positions. The increase in interest expense in 2016 was due to borrowings under the $75 million term loan the Company entered into in January 2016 to finance, in part, the acquisition of On-X. In the three and twelve months ended December 31, 2015 interest expense was favorable due to the reversal of interest on uncertain tax positions.

Earnings

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2016	2015	2016	2015
Income before income taxes	$3,759	$4,617	$18,412	$5,868
Income tax expense	862	1,981	7,634	1,863

Net income	$2,897	$2,636	$10,778	$4,005

Diluted income per common share	$0.09	$0.09	$0.32	$0.14

Diluted weighted-average common shares outstanding	33,443	28,687	32,822	28,542

Income before income taxes decreased 19% and increased 214% for the three and twelve months ended December 31, 2016, respectively, as compared to the three and twelve months ended December 31, 2015, respectively. The decrease in income before income taxes for the three months ended December 31, 2016 was due to an increase in operating expenses and interest expense, partially offset by an increase in gross margins, as discussed above. The increase in income before income taxes for the twelve months ended December 31, 2016 was primarily due to an increase in gross margins and the gain on sale of business components, partially offset by increases in operating expenses and interest expense, as discussed above.

The Company’s effective income tax rate was 23% and 41% for the three and twelve months ended December 31, 2016, respectively, as compared to 43% and 32% for the three and twelve months ended December 31, 2015, respectively. The Company’s income tax rate for the three months ended December 31, 2016 was favorably affected by increases in pretax book income and the tax deduction for domestic manufacturers as compared to prior estimates. The Company’s income tax rate for the twelve months ended December 31, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition, which had a larger impact on the tax rate in the first quarter of 2016, and by book/tax basis differences related to the HeRO Sale.

The Company’s income tax rate for the twelve months ended December 31, 2015 was favorably affected by the reversal of $869,000 in uncertain tax positions, primarily related to research and development tax credits for which the statute of limitations has expired, partially offset by the expiration of certain state net operating losses and other permanent differences.

Net income increased for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015, primarily due to a decrease in income tax expense, partially offset by an decrease in income before income taxes, as discussed above. Net income and diluted income per common share increased for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015, primarily due to the increase in income before income taxes, partially offset by an increase in income tax expense, as discussed above.

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

The Company’s sales of products through its direct sales force to U.K. hospitals are denominated in British Pounds, and its sales to German, Austrian, and Irish hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. During 2015, the U.S. Dollar strengthened materially, as compared to the British Pound and Euro and, as a result, the Company’s revenues denominated in these currencies decreased when translated into U.S. Dollars. Any further change in these exchange rates could have a material, adverse effect on the Company’s revenues denominated in these currencies. Additionally, the Company’s sales to many distributors around the world are denominated in U.S. Dollars, and, although these sales are not directly impacted by the strong U.S. Dollar, the Company believed that its distributors may be delaying or reducing purchases of products in U.S. Dollars due to the relative price of these goods in their local currencies.

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

The decrease in sales volume of surgical sealants for the twelve months ended December 31, 2015 was primarily due to a lack of shipments of BioGlue to the Company’s French distributor during the first nine months of 2015, as the Company transitioned this market from a distributor to a direct sales model effective October 1, 2015 and due to a reduction in shipments to the Company’s distributor in Brazil, as a result of factors such as economic instability and local currency devaluation in Brazil. To a lesser extent the decrease in volume was due to a decrease in sales in domestic markets primarily due to declining procedure volume, as doctors are performing more minimally invasive procedures, and hospitals seeking to control costs by reducing spending on consumable items such as BioGlue.

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

Revenues during these three and twelve month periods were largely for sales in certain international markets, as PerClot was only distributed domestically from August 2014 to March 2015 as discussed in Note 9 of the “Notes to Consolidated Financial Statements.”

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

HeRO Graft

Revenues from HeRO Grafts include revenues related to the sale of vascular grafts, venous outflow components, and accessories, which are generally sold together as a kit. HeRO Grafts were primarily distributed in domestic markets as a solution for ESRD in certain hemodialysis patients. HeRO Graft revenues increased 10% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. This increase was primarily due to a 5% increase in number of kits sold, which increased revenues by 5%, and an increase in average sales prices, which increased revenues by 6%, partially offset by the unfavorable effect of foreign currency exchange, which decreased revenues by 1%.

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

The increase in HeRO Graft volume for the three months ended December 31, 2015 was primarily due to an increase in the volume of kits sold in domestic markets due to the timing of surgical cases. The increase in HeRO Graft volume for the twelve months ended December 31, 2015 was primarily due to an increase in the volume of kits sold in international markets as a result of an increase in procedure volume and an increase in the number of implanting physicians, partially offset by a decrease in domestic sales volume. As discussed above the Company divested its HeRO Graft business in February 2016.

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

During 2014 the Company made significant changes to various tissue processing and quality procedures, which resulted in a decrease in tissue processing throughput and an increase in the Company’s cost of processing tissues. Preservation services revenues and costs were negatively impacted during 2014 due to these factors. These factors continued to impact revenues and costs during 2015 as the Company continued to ship tissues that were processed in 2014. The Company continues to review and modify its procedures as part of its ongoing compliance efforts and in an effort to improve tissue processing throughput and reduce costs. These efforts have begun to increase tissue availability, particularly vascular tissue availability as discussed further below, and have had begun to reduce costs.

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

Earnings

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2015	2014	2015	2014
Income before income taxes	$4,617	$1,625	$5,868	$8,703
Income tax expense (benefit)	1,981	(151)	1,863	1,381

Net income	$2,636	$1,776	$4,005	$7,322

Diluted income per common share	$0.09	$0.06	$0.14	$0.25

Diluted weighted-average common shares outstanding	28,687	28,238	28,542	28,313

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

Liquidity and Capital Resources

Net Working Capital

At December 31, 2016 net working capital (current assets of $147.2 million less current liabilities of $30.1 million) was $117.1 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, compared to net working capital of $90.1 million and a current ratio of 6 to 1 at December 31, 2015.

Overall Liquidity and Capital Resources

The Company’s largest cash requirement for the twelve months ended December 31, 2016 was cash used to fund the acquisition of On-X. To a lesser extent, the Company’s cash requirements included capital expenditures for facilities and equipment, debt issuance costs and principal payments on the Company’s borrowings, and to fund the purchase of the PhotoFix Technology. The Company funded its cash requirements by issuing debt in the form of a new $75 million term loan, discussed further below, through the sale of certain components of the Company’s business, the Company’s existing cash reserves, and its operating activities, which generated cash during the period.

The Company believes that its cash from operations and existing cash and cash equivalents will enable the Company to meet its current operational liquidity needs for at least the next twelve months. The Company’s future cash requirements are expected to include interest and principal payments under our debt agreement, expenditures for clinical trials, additional research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes and may include cash to fund business development activities. These items may have a significant effect on the Company’s cash flows during the next twelve months. Subject to the terms of its credit facility and other obligations of the Company, the Company may seek additional borrowing capacity or financing, pursuant to its current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If the Company undertakes any further significant business development activity, it may need to finance such activities by drawing down monies under its credit agreement, discussed below, obtaining additional debt financing, or using a registration statement to sell equities. There can be no assurance that the Company will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to the Company.

Significant Sources and Uses of Liquidity

On January 20, 2016 the Company completed its acquisition of On-X, an Austin, Texas-based, privately held mechanical heart valve company, which is being operated as a wholly owned subsidiary of CryoLife. The purchase price of the transaction totaled approximately $128.2 million, consisting of cash of $93.6 million and 3,703,699 shares of CryoLife common stock, with a value of $34.6 million as determined on the date of the closing.

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

On February 3, 2016 the Company sold its HeRO Graft product line to Merit for $18.5 million in cash, of which $17.8 million had been received by December 31, 2016. The remaining $740,000 was received in the first quarter of 2017. On March 18, 2016 the Company sold its ProCol Vascular Bioprosthesis distribution rights and purchase option to LeMaitre for $2.0 million in cash, all of which was received by December 31, 2016. The Company recorded a pre-tax gain of approximately $8.8 million on the HeRO Sale and a pre-tax loss of approximately $845,000 on the ProCol Sale.

On April 13, 2016 the Company exercised its right to acquire the PhotoFix technology from GBI for approximately $2.3 million, of which $1.2 million was paid in cash. GBI will continue to manufacture PhotoFix until the Company is able to establish manufacturing operations, which is expected to occur by mid-2017.

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. These discussions resulted in two amendments to the trial protocol, the last of which was approved by the FDA in July 2016. The Company is in the process of conducting site start-up activities and resumed enrollment into the trial in the fourth quarter of 2016 with the goal of receiving PMA from the FDA in the first half of 2019. See also Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Our investment in PerClot is subject to significant risks, and our ability to fully realize our investment is dependent on our ability to obtain FDA approval and to successfully commercialize PerClot in the U.S.”

The Company acquired net operating loss carryforwards from its acquisitions of On-X, Hemosphere, Inc., and Cardiogenesis Corporation that the Company believes will reduce required cash payments for federal income taxes by approximately $6.6 million for the 2016 tax year.

As of December 31, 2016 approximately 4% of the Company’s cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $19.7 million for the twelve months ended December 31, 2016 as compared to $11.4 million for the twelve months ended December 31, 2015.

The Company uses the indirect method to prepare its cash flow statement, and, accordingly, the operating cash flows are based on the Company’s net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the twelve months ended December 31, 2016 these items included $8.4 million in depreciation and amortization expenses and $6.3 million in non-cash compensation, partially offset by $7.9 million in gain from sale of business components. The gain from sale of business components is the gain on the HeRO Sale, partially offset by the loss on the ProCol Sale.

The Company’s working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the twelve months ended December 31, 2016 these changes included an unfavorable adjustment of $9.5 million due to increases in inventory balances and deferred preservation costs, partially offset by a favorable effect of $4.7 million due to timing differences between the recording of accounts payable and other current liabilities and the payment of cash and $4.1 million due to the timing difference between recording receivables and the receipt of cash.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $73.9 million for the twelve months ended December 31, 2016 as compared to $4.5 million for the twelve months ended December 31, 2015. The current year cash used was primarily due to $91.2 million for the acquisition of On-X, net of cash acquired, and $6.2 million in capital expenditures, partially offset by $19.8 million in proceeds from the sale of business components related to the HeRO Sale and the ProCol Sale and $5.0 million for the decrease in restricted cash.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $73.4 million for the twelve months ended December 31, 2016 as compared to net cash used of $2.8 million for the twelve months ended December 31, 2015. The current year cash provided was primarily due to $75.0 million in proceeds from the issuance of a term loan, which was used to finance, in part, the acquisition of On-X, and $2.2 million in proceeds from the exercise of stock options and issuance of common stock under the Company’s employee stock purchase plan, partially offset by $2.3 million in debt issuance costs and $1.4 million in debt repayments.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of December 31, 2016 are as follows (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations	$73,594	$5,096	$3,750	$3,750	$5,156	$55,842	$--
Operating leases	25,533	4,470	4,779	4,722	4,127	3,647	3,788
Interest payments	9,150	2,463	2,316	2,184	2,028	159	--
Research obligations	7,564	5,312	2,199	28	25	--	--
Purchase commitments	4,272	2,506	1,642	124	--	--	--
Contingent payments	1,000	--	--	1,000	--	--	--
Other long-term liabilities	940	922	18	--	--	--	--

Total contractual obligations	$122,053	$20,769	$14,704	$11,808	$11,336	$59,648	$3,788

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

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, as no assessments have been made for specific litigation, and (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $3.6 million, as no specific assessments have been made by any taxing authorities.

Capital Expenditures

Capital expenditures for the twelve months ended December 31, 2016 and 2015 were $6.2 million and $3.5 million, respectively. Capital expenditures in the twelve months ended December 31, 2016 were primarily related to the routine purchases of computer software; manufacturing and tissue processing equipment; computer and office equipment; CardioGenesis cardiac laser therapy laser consoles; and leasehold improvements needed to support the Company’s business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents of $56.6 million as of December 31, 2016, and interest paid on the outstanding balances, if any, of the Company’s variable rate line of credit and $75 million term loan. A 10% adverse change in interest rates as compared to the rates experienced by the

Company in the twelve months ended December 31, 2016, affecting the Company’s cash and cash equivalents, restricted cash and securities, $75 million term loan, and line of credit would not have had a material impact on the Company’s financial position, profitability, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on December 31, 2016 affecting the Company’s balances denominated in foreign currencies would not have had a material impact on the Company’s financial position or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by the Company for the twelve months ended December 31, 2016 affecting the Company’s revenue and expense transactions denominated in foreign currencies, would not have had a material impact on the Company’s financial position, profitability, or cash flows.

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

The Company’s management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of December 31, 2016, the CEO and CFO have concluded that the Company’s Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

The Securities and Exchange Commission’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, the Company completed the acquisition of On-X Life Technologies Holdings, Inc. (“On-X”) during the first quarter of 2016. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016 excludes an assessment of the internal control over financial reporting of On-X. See Part II, Item 8, Note 4, “Notes to Consolidated Financial Statements” contained in this Form 10-K for a description of the significance of the acquired business to the Company.

During the quarter ended December 31, 2016 there were no other changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

The response to Item 10 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2016, with the exception of information concerning executive officers, which is included in Part I, Item 4A, “Executive Officers of the Registrant” of this Form 10-K.

Item 11.   Executive Compensation.

The response to Item 11 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2016.

Item 12.   Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The response to Item 12 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2016.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The response to Item 13 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2016.

Item 14.   Principal Accounting Fees and Services.

The response to Item 14 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2016.

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

CRYOLIFE, INC.

February 16, 2017	By	/s/ J. PATRICK MACKIN
J. Patrick Mackin
President, Chief Executive Officer, and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. PATRICK MACKIN J. Patrick Mackin	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	February 16, 2017
/s/ D. ASHLEY LEE D. Ashley Lee	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)	February 16, 2017
/s/ AMY D. HORTON Amy D. Horton	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2017

/s/ THOMAS F. ACKERMAN Thomas F. Ackerman	Director	February 16, 2017

/s/ JAMES S. BENSON James S. Benson	Director	February 16, 2017

/s/ DANIEL J. BEVEVINO Daniel J. Bevevino	Director	February 16, 2017

/s/ JAMES W. BULLOCK James W. Bullock	Director	February 16, 2017

/s/ RONALD C. ELKINS, M.D. Ronald C. Elkins, M.D.	Director	February 16, 2017

/s/ RONALD D. MCCALL Ronald D. McCall	Director	February 16, 2017

/s/ HARVEY MORGAN Harvey Morgan	Director	February 16, 2017

/s/ JON W. SALVESON Jon W. Salveson	Director	February 16, 2017

Exhibit Number	Description
2.1+	Series A Preferred Stock Purchase Agreement Among CryoLife, Inc., The Cleveland Clinic Foundation, and ValveXchange, Inc. dated July 6, 2011. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

2.2	Agreement and Plan of Merger, dated May 14, 2012, by and among CryoLife, Inc., CL Crown, Inc., Hemosphere, Inc. and a Stockholder Representative. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

2.3	Agreement and Plan of Merger, dated as of December 22, 2015, by and among CryoLife, Inc., On-X Life Technologies Holdings, Inc., Cast Acquisition Corporation, Fortis Advisors LLC and each of the security holders who becomes a party thereto. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2016.)

3.1	Amended and Restated Articles of Incorporation of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2015.)

3.2	Amended and Restated By-Laws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2016.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

4.2	First Amended and Restated Rights Agreement, dated as of November 2, 2005, between CryoLife, Inc. and American Stock Transfer & Trust Company. (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 3, 2005.)

4.3	Registration Rights Agreement, dated as of January 20, 2016, by and between CryoLife, Inc. and the Investors party thereto. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2016.)

4.4	Form of Indenture for Senior Debt Securities (Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 filed August 5, 2015 (No. 333-206119).)

4.5	Form of Subordinated Indenture for Subordinated Debt Securities (Incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed August 5, 2015 (No. 333-206119).)

10.1†	CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.1(a)†	First Amendment, dated July 24, 2012, to the CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.1(b)	CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed July 28, 2015.)

10.2†	CryoLife, Inc. 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix 1 to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 1998.)

10.3†	Form of 2012 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on 10-K for the fiscal year ended December 31, 2012.)

10.3(a)†	Form of Restricted Stock Award Agreement pursuant to the CryoLife, Inc. 2002 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 7, 2006.)

10.3(b)†	Form of Restricted Stock Award Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2007.)

Exhibit Number	Description
10.4†	Form of Incentive Stock Option Grant Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2007.)

10.5†	Employment Agreement, dated as of October 23, 2012, by and between the Company and Steven G. Anderson. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on 10-K for the fiscal year ended December 31, 2012.)

10.5(a)†	First Amendment, dated as of May 28, 2014, to the Employment Agreement, dated as of October 23, 2012, by and between the Company and Steven G. Anderson. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.5(b)†	Second Amendment, dated as of September 3, 2014, to the Employment Agreement, dated as of October 23, 2012, by and between the Company and Steven G. Anderson. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 9, 2014.)

10.5(c)†	Form of Change of Control Agreement (entered into with respect to Jeffrey W. Burris, David M. Fronk, and Scott B. Capps). (Incorporated herein by reference to Exhibit 10.9(a) to the Registrant’s Annual Report on 10-K for the fiscal year ended December 31, 2012.)

10.5(d)	Change of Control Agreement, by and between the Company and D. Ashley Lee, dated October 24, 2008. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2008.)

10.5(e)†	Compensation Arrangement between CryoLife and David M. Fronk dated April 24, 2015. (Incorporated herein by reference to Item 5.02 to Registrant’s Current Report on Form 8-K filed April 27, 2015.)

10.6	Form of Secrecy and Noncompete Agreement, by and between the Company and its Officers. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 33-56388).)

10.7	Form of Key Employee Secrecy and Noncompete Agreement, by and between the Company and its Officers and Key Employees (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.).

10.8†	Separation and Release Agreement, by and between the Company and Jeffrey W. Burris. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed October 28, 2014.)

10.8(a)†	Separation Agreement between CryoLife and Steven G. Anderson dated April 9, 2015. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 10, 2015.)

10.8(b)†	Separation and Release Agreement between CryoLife and Bruce G. Anderson dated October 8, 2015. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed October 27, 2015.)

10.8(c)†	Separation and Release Agreement - Amended between CryoLife and David M. Fronk dated October 8, 2015. (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed October 27, 2015.)

10.8(d)†	Change of Control Severance Agreement between CryoLife and Scott B. Capps dated November 21, 2016. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 22, 2016.)

10.8(e)†	Change of Control Severance Agreement between CryoLife and David C. Gale, Ph.D. dated November 21, 2016. (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 22, 2016.)

10.8(f)†	Change of Control Severance Agreement between CryoLife and Jean F. Holloway dated November 21, 2016 (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 22, 2016.)

Exhibit Number	Description
10.8(g)†	Change of Control Severance Agreement between CryoLife and D. Ashley Lee dated November 21, 2016. (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed November 22, 2016.)

10.9†	CryoLife, Inc. Non-Employee Directors Stock Option Plan, as amended. (Incorporated herein by reference to Appendix 2 to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 1998.)

10.10	Lease Agreement between the Company and Amli Land Development—I Limited Partnership, dated April 18, 1995. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.10(a)	First Amendment to Lease Agreement, dated April 18, 1995, between the Company and Amli Land Development—I Limited Partnership dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.10(b)	Restatement and Amendment to Funding Agreement between the Company and Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.10(c)	Amended and Restated Lease Agreement between the Company and P&L Barrett, L.P., dated May 10, 2010. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.10(d)	Lease, dated October 23, 2014, by and between Roberts Boulevard, LLC, as Landlord, and CryoLife, Inc., as Tenant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 27, 2014.)

10.11†	CryoLife, Inc. 2004 Employee Stock Incentive Plan, adopted on June 29, 2004. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.11(a)†	First Amendment to the CryoLife, Inc. 2004 Employee Stock Incentive Plan, dated October 27, 2009. (Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.)

10.11(b)†	Second Amendment to the CryoLife, Inc. 2004 Employee Stock Incentive Plan, dated May 24, 2011. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

10.12†	Form of Incentive Stock Option Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2008.)

10.13†	Form of Non-Qualified Employee Stock Option Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2008.)

10.14	Technology License Agreement between the Company and Colorado State University Research Foundation dated March 28, 1996. (Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.15†	Form of Section 16 Officer Stock Option Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2006.)

10.16†	Form of Restricted Stock Award Agreement pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2006.)

Exhibit Number	Description
10.17†	Form of Incentive Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.18†	Form of Non-Qualified Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.19†	Form of Non-Qualified Employee Stock Option Agreement and Grant pursuant to the CryoLife, Inc. 2004 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.20	International Distribution Agreement, dated September 17, 1998, between the Company and Century Medical, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.21†	CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.22	Settlement and Release Agreement, dated August 2, 2002, by and between Colorado State University Research Foundation, the Company, and Dr. E. Christopher Orton. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.23	Settlement Agreement and Release, dated September 25, 2006, by and between CryoLife, Inc. and St. Paul Mercury Insurance Company. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.24†	Summary of Compensation Arrangements with Non-Employee Directors. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.)

10.24(a)*†	Summary of 2016 Compensation Arrangements with Non-Employee Directors.

10.25†	CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.26†	Form of 2013 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on 10-Q for the quarter ended March 31, 2013.)

10.27†	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan entered into with each Named Executive Officer. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.28+	Distribution Agreement between the Company and Starch Medical, Inc., dated September 28, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 30, 2014.)

10.28(a)	First Amendment to the Distribution Agreement between the Company and Starch Medical, Inc., dated May 18, 2011. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

10.28(b)	Second Amendment to the Distribution Agreement between the Company and Starch Medical, Inc., dated September 20, 2013. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.29+	License Agreement between the Company and Starch Medical, Inc., dated September 28, 2010. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 30, 2014.)

Exhibit Number	Description

10.29(a)	Indemnification Agreement between the Company and Starch Medical, Inc., dated May 21, 2013. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)
10.30†	CryoLife, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.31†	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2002 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.32†	Form of Restricted Stock Award Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.33++	Loan and Security Agreement by and between ValveXchange, Inc., and CryoLife, Inc. dated July 6, 2011. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.33(a)	First Amendment to Loan and Security Agreement by and between ValveXchange, Inc., and CryoLife, Inc. dated September 6, 2011. (Incorporated herein by reference to Exhibit 10.56(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.)

10.33(b)	Second Amendment, dated July 18, 2012, to the Loan and Security Agreement by and between ValveXchange, Inc. and CryoLife, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.34†	Form of Indemnification Agreement for Non-Employee Directors and Certain Officers. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 18, 2015.)

10.35†	Form of Performance Share Agreement with Named Executive Officers. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2012.)

10.35(a)†	First Amendment, dated July 23, 2012, to the 2012 Grant Agreement to Executive Officers pursuant to the CryoLife, Inc. 2007 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.35(b)†	Stock Option Grant Agreement, dated September 2, 2014, by and between CryoLife, Inc. and J. Patrick Mackin. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed October 28, 2014.)

10.35(c)†	Restricted Stock Award Agreement, dated September 2, 2014, by and between CryoLife, Inc. and J. Patrick Mackin. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed October 28, 2014.)

10.35(d)†	Form of Performance Share Agreement with Named Executive Officers pursuant to the Second Amended and Restated CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed April 29, 2015.)

10.35(e)†	Form of Amendment to Performance Share Agreement with Named Executive Officers. (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed July 28, 2015.)

10.36†	Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed June 22, 2012.)

10.36(a)†	First Amendment, dated July 24, 2012, to the Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.36(b)†	Second Amended and Restated CryoLife Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed April 8, 2014.)

Exhibit Number	Description
10.37	Waiver Agreement, dated May 14, 2012, by and among CryoLife, Inc. and certain of its subsidiaries, as borrowers, and General Electric Capital Corporation, as lender and administrative agent for all lenders, under the Amended and Restated Credit Agreement between the parties, dated October 28, 2011. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

10.38	Final Settlement Agreement, dated June 28, 2012, by and among CryoLife, Inc. and Medafor, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

10.39	Settlement Agreement, dated June 14, 2012, by and among CryoLife, Inc. and CardioFocus, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

10.40	Exclusive Supply and Distribution Agreement, dated as of March 26, 2014, by and between CryoLife, Inc. and Hancock Jaffe Laboratories, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

10.41†	Employment Agreement dated as of July 7, 2014, between CryoLife, Inc. and J. Patrick Mackin. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2014.)

10.42†	Form of Non-Employee Directors Restricted Stock Award Agreement pursuant to the Second Amended and Restated CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed February 16, 2016.)

10.43	Commitment Letter by and among CryoLife, Inc.; Capital One, National Association; Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association, dated as of December 22, 2015. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2015.)

10.44	Third Amended and Restated Credit Agreement, dated as of January 20, 2016, by and among CryoLife, Inc., On-X Life Technologies Holdings, Inc., AuraZyme Pharmaceuticals, Inc., CryoLife International, Inc., On-X Life Technologies, Inc., Valve Special Purpose Co., LLC, the lenders from time to time party thereto and Healthcare Financial Solutions, LLC, as agent. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2016.)

10.45	Amended and Restated Guaranty and Security Agreement, dated as of January 20, 2016, by and among CryoLife, Inc., AuraZyme Pharmaceuticals, Inc., CryoLife International, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., Valve Special Purpose Co., LLC and each other grantor from time to time party thereto in favor of Healthcare Financial Solutions, LLC, as Administrative Agent. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 25, 2016.)

10.46	Asset Purchase Agreement between Merit Medical System, Inc. and CryoLife, Inc., dated February 3, 2016. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 8, 2016.)

14.1	Form of Code of Conduct, as amended (Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2015.)

21.1*	Subsidiaries of CryoLife, Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

Exhibit Number	Description
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Indicates management contract or compensatory plan or arrangement.

+	The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

++	The Registrant has been granted confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

On January 20, 2016 we completed the acquisition of 100% of the outstanding equity of On-X Life Technologies Holdings, Inc. (“On-X”), a privately held company. As permitted by SEC guidance, we excluded On-X from management’s assessment of internal control over financial reporting as of December 31, 2016. On-X, which is included in the 2016 consolidated financial statements of CryoLife, constituted $140.4 million of total assets as of December 31, 2016 and $34.2 million and $20.3 million of revenues and gross margin, respectively, for the year then ended. On-X will be included in management’s assessment of the internal control over financial reporting as of December 31, 2017.

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

CryoLife management assessed the effectiveness of CryoLife’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, we have determined that, as of December 31, 2016, the company’s internal control over financial reporting was effective based on those criteria.

CryoLife’s independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on the effectiveness of CryoLife’s internal control over financial reporting as of December 31, 2016.

CryoLife, Inc.

February 16, 2017

Report of Independent Registered Public Accounting Firm on the Financial Statements

The Board of Directors and Shareholders of CryoLife, Inc.

We have audited the accompanying consolidated balance sheets of CryoLife, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CryoLife, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CryoLife, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2017 expressed an unqualified opinion thereon.

Ernst & Young LLP

Atlanta, GA

February 16, 2017

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of CryoLife, Inc.

We have audited CryoLife, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CryoLife, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting under Sarbanes-Oxley Section 404. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of On-X Life Technologies Holdings, Inc., which is included in the 2016 consolidated financial statements of CryoLife, Inc. and constituted $140.4 million of total assets as of December 31, 2016 and $34.2 million and $20.3 million of revenues and gross margin, respectively, for the year then ended. Our audit of internal control over financial reporting of CryoLife, Inc. also did not include an evaluation of the internal control over financial reporting of On-X Life Technologies Holdings, Inc.

In our opinion, CryoLife, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CryoLife, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2016 of CryoLife, Inc. and subsidiaries and our report dated February 16, 2017 expressed an unqualified opinion thereon.

Ernst & Young, LLP

Atlanta, Georgia

February 16, 2017

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$56,642	$37,588
Restricted securities	699	830

Receivables:
Trade accounts, net	27,769	23,419
Other	2,327	3,253

Total receivables	30,096	26,672

Inventories	26,293	14,643
Deferred preservation costs	30,688	24,741
Prepaid expenses and other	2,815	5,189

Total current assets	147,233	109,663

Property and equipment:
Equipment and software	37,086	28,608
Furniture and fixtures	4,670	4,483
Leasehold improvements	31,981	30,902

Total property and equipment	73,737	63,993
Less accumulated depreciation and amortization	55,235	52,509

Net property and equipment	18,502	11,484

Other assets:
Restricted cash	--	5,000
Goodwill	78,294	11,365
Patents, less accumulated amortization of $2,702 in 2016 and $2,664 in 2015	1,008	1,417
Trademarks and other intangibles, less accumulated amortization of $10,733 in 2016 and $7,997 in 2015	65,633	18,480
Deferred income taxes	--	18,188
Other	5,470	5,582

Total assets	$316,140	$181,179

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2016	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,744	$4,590
Accrued compensation	8,815	6,335
Accrued procurement fees	4,806	4,445
Accrued expenses	5,054	2,847
Current portion of long-term debt	4,562	--
Other	1,121	1,388

Total current liabilities	30,102	19,605

Long-term debt	67,012	--
Deferred compensation liability	2,600	1,927
Deferred rent obligations	2,355	1,735
Other	5,088	2,661

Total liabilities	107,157	25,928

Commitments and contingencies

Shareholders’ equity:
Preferred stock $0.01 par value per share, 5,000 shares authorized, no shares issued:
Series A Junior Participating Preferred Stock, 2,000 shares auth., no shares issued	--	--
Convertible preferred stock, 460 shares auth., no shares issued	--	--
Common stock $0.01 par value per share, 75,000 shares authorized, 34,230 shares issued in 2016 and 29,766 shares issued in 2015	342	298
Additional paid-in capital	187,061	142,888
Retained earnings	34,143	23,365
Accumulated other comprehensive loss	(429)	(76)
Treasury stock at cost, 1,356 shares in 2016 and 1,265 shares in 2015	(12,134)	(11,224)

Total shareholders’ equity	208,983	155,251

Total liabilities and shareholders’ equity	$316,140	$181,179

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Products	$113,992	$83,081	$81,883
Preservation services	66,388	62,817	62,758

Total revenues	180,380	145,898	144,641

Cost of products and preservation services:
Products	28,033	18,663	17,167
Preservation services	33,448	36,516	36,183

Total cost of products and preservation services	61,481	55,179	53,350

Gross margin	118,899	90,719	91,291

Operating expenses:
General, administrative, and marketing	91,548	74,929	73,754
Research and development	13,446	10,436	8,699

Total operating expenses	104,994	85,365	82,453

Gain from sale of business components	(7,915)	--	--

Operating income	21,820	5,354	8,838

Interest expense	3,043	(62)	175
Interest income	(72)	(45)	(50)
Gain on sale of Medafor investment	--	(891)	(530)
Other expense, net	437	484	540

Income before income taxes	18,412	5,868	8,703
Income tax expense	7,634	1,863	1,381

Net income	$10,778	$4,005	$7,322

Income per common share:
Basic	$0.33	$0.14	$0.26

Diluted	$0.32	$0.14	$0.25

Dividends declared per common share	$--	$0.120	$0.118

Weighted-average common shares outstanding:
Basic	31,855	27,744	27,379
Diluted	32,822	28,542	28,313

Net income	$10,778	$4,005	$7,322
Other comprehensive (loss) income	(353)	45	(128)

Comprehensive income	$10,425	$4,050	$7,194

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net cash flows from operating activities:
Net income	$10,778	$4,005	$7,322

Adjustments to reconcile net income to net cash from operating activities:
Gain from sale of business components	(7,915)	--	--
Gain on sale of Medafor investment	--	(891)	(530)
Depreciation and amortization	8,384	5,863	6,028
Non-cash compensation	6,328	5,089	3,436
Write-down of inventories and deferred preservation costs	1,364	1,341	680
Deferred income taxes	595	3,681	178
Other non-cash adjustments to income	268	268	(474)

Changes in operating assets and liabilities:
Receivables	4,142	(3,809)	(4,556)
Inventories and deferred preservation costs	(9,460)	(2,262)	(1,131)
Prepaid expenses and other assets	515	(1,187)	(2,771)
Accounts payable, accrued expenses, and other liabilities	4,720	(656)	(64)

Net cash flows provided by operating activities	19,719	11,442	8,118

Net cash flows from investing activities:
Acquisition of On-X, net of cash acquired	(91,152)	--	--
Acquisition of PhotoFix technology	(1,226)	--	--
Acquisition of French distribution business	--	(1,349)	--
Capital expenditures	(6,198)	(3,490)	(4,310)
Proceeds from sale of business components	19,795	--	--
Proceeds from sale of Medafor investment	--	891	530
Decrease in restricted cash	5,000	--	--
Sales and maturities of restricted securities and investments	1,067	1,157	639
Purchases of restricted securities and investments	(1,014)	(1,085)	(1,208)
Other	(126)	(610)	(1,004)

Net cash flows used in investing activities	(73,854)	(4,486)	(5,353)

Net cash flows from financing activities:
Proceeds from issuance of term loan	75,000	--	--
Repayment of term loan	(1,406)	--	--
Payment of debt issuance costs	(2,289)	--	--
Proceeds from exercise of stock options and issuance of common stock	2,203	1,526	2,675
Cash dividends paid	--	(3,408)	(3,295)
Repurchases of common stock	--	--	(5,588)
Redemption and repurchase of stock to cover tax withholdings	(697)	(1,386)	(1,483)
Other	617	458	738

Net cash flows provided by (used in) financing activities	73,428	(2,810)	(6,953)

Effect of exchange rate changes on cash	(239)	67	(80)

Increase (decrease) in cash and cash equivalents	19,054	4,213	(4,268)

Cash and cash equivalents, beginning of year	37,588	33,375	37,643

Cash and cash equivalents, end of year	$56,642	$37,588	$33,375

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2013	28,244	$282	$128,585	$18,741	$7	(413)	$(2,868)	$144,747

Net income	--	--	--	7,322	--	--	--	7,322
Other comprehensive loss	--	--	--	--	(128)	--	--	(128)

Comprehensive income								7,194

Cash dividends paid ($0.118 per share)	--	--	--	(3,295)	--	--	--	(3,295)
Equity compensation	642	6	3,691	--	--	--	--	3,697
Exercise of options	297	3	2,150	--	--	(18)	(191)	1,962
Employee stock purchase plan	111	1	712	--	--	--	--	713
Excess tax benefit	--	--	738	--	--	--	--	738
Repurchase of common stock	--	--	--	--	--	(585)	(5,588)	(5,588)
Redemption and repurchase of stock to cover tax withholdings	(65)	--	(649)	--	--	(85)	(834)	(1,483)

Balance at December 31, 2014	29,229	$292	$135,227	$22,768	$(121)	(1,101)	$(9,481)	$148,685

Net income	--	--	--	4,005	--	--	--	4,005
Other comprehensive income	--	--	--	--	45	--	--	45

Comprehensive income								4,050

Cash dividends paid ($0.120 per share)	--	--	--	(3,408)	--	--	--	(3,408)
Equity compensation	271	3	5,323	--	--	--	--	5,326
Exercise of options	248	2	1,837	--	--	(93)	(1,002)	837
Employee stock purchase plan	78	1	688	--	--	--	--	689
Excess tax benefit	--	--	458	--	--	--	--	458
Redemption and repurchase of stock to cover tax withholdings	(60)	--	(645)	--	--	(71)	(741)	(1,386)

Balance at December 31, 2015	29,766	$298	$142,888	$23,365	$(76)	(1,265)	$(11,224)	$155,251

Net income	--	--	--	10,778	--	--	--	10,778
Other comprehensive loss	--	--	--	--	(353)	--	--	(353)

Comprehensive income								10,425

Stock Issued for On-X Transaction	3,704	37	34,556	--	--	--	--	34,593
Equity compensation	342	3	6,599	--	--	--	--	6,602
Exercise of options	372	3	2,083	--	--	(69)	(712)	1,374
Employee stock purchase plan	90	1	828	--	--	--	--	829
Excess tax benefit	--	--	606	--	--	--	--	606
Redemption and repurchase of stock to cover tax withholdings	(44)	--	(499)	--	--	(22)	(198)	(697)

Balance at December 31, 2016	34,230	$342	$187,061	$34,143	$(429)	(1,356)	$(12,134)	$208,983

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Nature of Business

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, is a leader in medical device manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac surgical procedures. CryoLife’s medical devices include: BioGlue® Surgical Adhesive (“BioGlue”); BioFoam® Surgical Matrix (“BioFoam”); On-X valves and surgical products; the CardioGenesis cardiac laser therapy product line, which includes a laser console system and single-use, fiber-optic handpieces, that are used for the treatment of coronary artery disease in patients with severe angina; PerClot®, an absorbable powdered hemostat, which the Company distributes internationally for Starch Medical, Inc. (“SMI”); and PhotoFix TM, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. The cardiac and vascular human tissues distributed by CryoLife include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch (“CryoPatch SG”), both of which are processed using CryoLife’s proprietary SynerGraft® technology.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates and assumptions are used when accounting for investments, allowance for doubtful accounts, inventory, deferred preservation costs, acquired assets or businesses, long-lived tangible and intangible assets, deferred income taxes, commitments and contingencies (including product and tissue processing liability claims, claims incurred but not reported, and amounts recoverable from insurance companies), stock-based compensation, certain accrued liabilities (including accrued procurement fees, income taxes, and financial instruments), contingent consideration liability, and other items as appropriate.

Revenue Recognition

Revenues for products, including: BioGlue, BioFoam, On-X products, CardioGenesis cardiac laser therapy handpieces and accessories, PerClot, PhotoFix, and other medical devices, are typically recognized at the time the product is shipped, at which time title passes to the customer, and there are no further performance obligations. Revenues from consignment are recognized when the medical device is implanted. The Company recognizes revenues for preservation services when services are completed and tissue is shipped to the customer. Revenues from upfront licensing agreements are recognized ratably over the period the Company expects to fulfill its obligations.

Revenues from the sale of laser consoles are considered multiple element arrangements, and such revenues are allocated to the elements of the sale. The Company allocates revenues based primarily on the revenue these individual elements would generate if sold separately. Revenues from the sales of domestic laser consoles are typically recognized when the laser is installed at a customer site and all materials for the laser console’s use are delivered. Revenues from the sales of laser consoles to international distributors are evaluated individually based on the terms of the sale and collectability to determine when revenue has been earned and can be recognized.

Shipping and Handling Charges

Fees charged to customers for shipping and handling of products and tissues are included in product revenues and preservation services revenues, respectively. The costs for shipping and handling of products and tissues are included as a component of cost of products and cost of preservation services, respectively.

Advertising Costs

The costs to develop, produce, and communicate the Company’s advertising are expensed as incurred and are classified as general, administrative, and marketing expenses. The Company records the cost to print or copy certain sales materials as a prepaid expense and amortizes these costs as an advertising expense over the period they are expected to be used, typically six months to one year. The total amount of advertising expense included in the Company’s Consolidated Statements of Operations and Comprehensive Income was $384,000, $521,000, and $821,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The fair value of stock options and ESPP options is determined on the grant date using assumptions for the expected term, volatility, dividend yield, and the risk-free interest rate. The expected term is primarily based on the contractual term of the option and Company data related to historic exercise and post-vesting forfeiture patterns, which is adjusted based on management’s expectations of future results. The Company’s anticipated volatility level is primarily based on the historic volatility of the Company’s common stock, adjusted to remove the effects of certain periods of unusual volatility not expected to recur, and adjusted based on management’s expectations of future volatility, for the life of the option or option group. The Company’s model included a zero dividend yield assumption when the Company’s quarterly dividends were discontinued after the fourth quarter of 2015. The risk-free interest rate is based on recent U.S. Treasury note auction results with a similar life to that of the option. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.

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

Dividends

Cash dividends approved by the Company’s Board of Directors were paid every three months in the amount of $0.0275 per share in the first quarter of 2014 and $0.03 in the remainder of 2014 and in 2015. In December 2015 the Board of Directors undertook a review of the Company’s dividend policy and determined that it would be in the best interest of the shareholders to discontinue dividend payments for the foreseeable future. The Company did not pay quarterly dividends in 2016 and does not currently anticipate paying out further quarterly dividends.

Financial Instruments

The Company’s financial instruments include cash equivalents, marketable securities, restricted securities, accounts receivable, notes receivable, accounts payable, debt obligations, contingent consideration, and derivatives. The Company typically values financial assets and liabilities such as receivables, accounts payable, and debt obligations at their carrying values, which approximate fair value due to their generally short-term duration. Other financial instruments are recorded as discussed in the sections below.

Fair Value Measurements

The Company records certain financial instruments at fair value, including: cash equivalents, certain marketable securities, certain restricted securities, contingent consideration, and derivative instruments. The Company may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis; although as of December 31, 2016 the Company has not chosen to make any such elections. Fair value financial instruments are recorded in accordance with the fair value measurement framework.

The Company also measures certain non-financial assets at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as cost method investments, long-lived assets, and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; applying accounting for business combinations; and allocating goodwill to divested components of a business. The Company uses the fair value measurement framework to value these assets and reports these fair values in the periods in which they are recorded or written down.

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

Cash Flow Supplemental Disclosures

Supplemental disclosures of cash flow information for the years ended December 31 (in thousands):

	2016	2015	2014
Cash paid during the year for:
Interest	$2,446	$1	$34
Income taxes	2,501	145	3,450

Non-cash investing and financing activities:
Issuance of common stock for acquisition of On-X intangible assets	$34,593	$--	$--

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

The Company reviews its contracts to determine if they require any restrictions to cash or investments. If there is a contractual agreement restricting the availability of the Company’s cash or investments, the Company will classify these amounts as current or long-term restricted cash or investments.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily from hospitals and distributors that either use or distribute the Company’s products and tissues. The Company assesses the likelihood of collection based on a number of factors, including past transaction history and the credit worthiness of the customer, as well as the increased risks related to international customers and large distributors. The Company determines the allowance for doubtful accounts based upon specific reserves for known collection issues, as well as a non-specific reserve based upon aging buckets. The Company charges off uncollectable amounts against the reserve in the period in which it determines they are uncollectible. The Company’s accounts receivable balances were reported net of allowance for doubtful accounts of $503,000 and $232,000 as of December 31, 2016 and 2015, respectively.

The Company may lend money from time-to-time through a note receivable, which may be made in conjunction with a longer term strategic investment in a medical device company, as approved by the Board of Directors. The Company assesses the likelihood of collection of its notes receivable based on a number of factors, including past transaction history, credit worthiness, and the liquidity position of the recipient as well as the expected value of any collateral. The Company’s notes receivable balance was zero as of December 31, 2016 and 2015, respectively. See Note 8 for further discussion of the Company’s note receivable from ValveXchange, Inc. (“ValveXchange”).

Inventories

Inventories are comprised of BioGlue; BioFoam; On-X; PerClot; CardioGenesis cardiac laser therapy laser consoles, handpieces, and accessories; PhotoFix; other medical devices; supplies; and raw materials. In 2015, inventories also included HeRO Grafts and ProCol. Inventories are valued at the lower of cost or market on a first-in, first-out basis. Typcially, upon shipment, or upon implant of a medical device on consignment, revenue is recognized and the related inventory costs are expensed as cost of products. Cost of products also includes, as applicable, lower of cost or market write-downs and impairments for products not deemed to be recoverable and, as incurred, idle facility expense, excessive spoilage, extra freight, and rehandling costs.

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

The Company recorded write-downs to its inventory totaling $467,000, $858,000, and $140,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The 2015 write-down is primarily related to the write-down of PerClot Topical inventory following the Company’s cessation of marketing, sales, and distribution of PerClot Topical in the U.S. See Note 9 for further discussion of PerClot Topical.

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

The Company recorded write-downs to its deferred preservation costs totaling $897,000, $483,000, and $540,000 for the years ended December 31, 2016, 2015, and 2014, respectively, due primarily to tissues not expected to ship prior to the expiration date of the packaging.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets, generally three to ten years, on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the remaining lease term at the time the assets are capitalized or the estimated useful lives of the assets, whichever is shorter.

Depreciation expense for the years ended December 31 is as follows (in thousands):

	2016	2015	2014
Depreciation expense	$3,958	$3,728	$4,001

Goodwill and Other Intangible Assets

The Company’s intangible assets consist of goodwill, patents, trademarks, and other intangible assets, as discussed in Note 11. The Company’s goodwill is attributable to a segment or segments of the Company’s business, as appropriate, as the related acquired business that generated the goodwill is integrated into the Company’s operations. Upon divestiture of a component of the Company’s business, the goodwill related to the operating segment is allocated to the divested business using the relative fair value allocation method.

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

If CryoLife determines that an impairment review is necessary, the Company will evaluate its assets or asset groups by comparing their carrying values to the sum of the undiscounted future cash flows expected to result from their use and eventual disposition. If the carrying values exceed the future cash flows, then the asset or asset group is considered impaired, and the Company will write down the value of the asset or asset group. For the years ended December 31, 2016, 2015, and 2014 the Company did not experience any factors that indicated that an impairment review of its long-lived assets was warranted.

CryoLife evaluates its goodwill and other non-amortizing intangible assets for impairment on an annual basis as of October 31 and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of October 31, 2016 the Company’s non-amortizing intangible assets consisted of goodwill, acquired procurement contracts and agreements, trademarks, and other acquired technology. The Company performed an analysis of its non-amortizing intangible assets as of October 31, 2016 and 2015, and determined that the fair value of the assets and the fair value of the reporting unit exceeded their associated carrying values and were, therefore, not impaired. Management will continue to evaluate the recoverability of these non-amortizing intangible assets.

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

Leases

The Company has operating lease obligations resulting from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on Company vehicles; and leases on a variety of office equipment, as discussed in Note 14. Certain of the Company’s leases contain escalation clauses, rent concessions, and renewal options for additional periods. Rent expense is computed on the straight-line method over the lease term and the related liability is recorded as deferred rent obligations on the Company’s Consolidated Balance Sheets.

Debt Issuance Costs

Debt issuance costs related to the Company’s term loan and line of credit are capitalized and reported net of the current and long-term debt or as a prepaid asset when there are no outstanding borrowings. The Company amortizes debt issuance costs to interest expense on its term loan using the effective interest method over the life of the debt agreement. The Company amortizes debt issuance costs to interest expense on its line of credit on a straight line basis over the life of the debt agreement.

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

Legal Fees

The Company expenses the costs of legal services, including legal services related to product and tissue processing liability claims and legal contingencies, as they are incurred. Reimbursement of legal fees by an insurance company or other third party is recorded as a reduction to legal expense.

Uncertain Tax Positions

The Company periodically assesses its uncertain tax positions and recognizes tax benefits if they are “more-likely-than-not” to be upheld upon review by the appropriate taxing authority. The Company measures the tax benefit by determining the maximum amount that has a “greater than 50 percent likelihood” of ultimately being realized. The Company reverses previously accrued liabilities for uncertain tax positions when audits are concluded, statutes expire, administrative practices dictate that a liability is no longer warranted, or in other circumstances as deemed necessary. These assessments can be complex and the Company often obtains assistance from external advisors to make these assessments. The Company recognizes interest and penalties related to uncertain tax positions in other (income) expense, net on its Consolidated Statements of Operations and Comprehensive Income. See Note 12 for further discussion of the Company’s liabilities for uncertain tax positions.

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

The Company believes that the realizability of its acquired net operating loss carryforwards will be limited in future periods due to a change in control of its former subsidiaries Hemosphere, Inc. (“Hemosphere”) and Cardiogenesis Corporation (“Cardiogenesis”), as mandated by Section 382 of the Internal Revenue Code of 1986, as amended. The Company believes that its acquisitions of these companies each constituted a change in control, and that prior to the Company’s acquisition, Hemosphere had experienced other equity ownership changes that should be considered a change in control. The Company also acquired net operating loss carryforwards in the acquisition of On-X Life Technologies that are limited under Section 382. However, the Company believes that such net operating loss carryforwards from On-X will be fully realizable prior to expiration. The deferred tax assets recorded on the Company’s Consolidated Balance Sheets exclude amounts that it expects will not be realizable due to these changes in control. A portion of the acquired net operating loss carryforwards is related to state income taxes for which management believes it is more likely than not that these deferred tax assets will not be realized. Therefore, the Company recorded a valuation allowance against these state net operating loss carryforwards.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company expects that the allowed change in accounting for forfeitures as they occur will not have a material impact on the Company’s results of operations over time, as the Company believes that its estimated forfeiture rate approximates its actual forfeiture rate. However, the Company believes that this could have a favorable or unfavorable impact in any given quarter due to the timing of actual forfeitures. The Company believes that the change in accounting for excess tax benefits and the discontinuance of the APIC pool could have a material impact on its results of operations, which could be favorable or unfavorable, depending on movements in the Company’s stock price. The Company does not believe the adoption of this standard will have a material impact on its financial position and cash flows.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company is performing its initial evaluation of its standard arrangements with customers and its arrangements specific to certain of the Company’s product lines or product offerings. The Company is continuing to evaluate the effect that ASU 2014-09 will have on its financial position, results of operations, cash flows, and related disclosures.

2. Financial Instruments

A summary of financial instruments measured at fair value is as follows (in thousands):

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,466	$--	$--	$3,466
Restricted securities:
Money market funds	699	--	--	699

Total assets	$4,165	$--	$--	$4,165

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$549	$--	$--	$549
Restricted securities:
Money market funds	830	--	--	830

Total assets	$1,379	$--	$--	$1,379

The Company used prices quoted from its investment management companies to determine the Level 1 valuation of its investments in money market funds.

3. Cash Equivalents and Restricted Cash and Securities

The following is a summary of cash equivalents and marketable securities (in thousands):

December 31, 2016	Cost Basis	Unrealized Holding Gains (Losses)	Estimated Market Value
Cash equivalents:
Money market funds	$3,466	$--	$3,466
Restricted securities:
Money market funds	699	--	699

December 31, 2015	Cost Basis	Unrealized Holding Gains (Losses)	Estimated Market Value
Cash equivalents:
Money market funds	$549	$--	$549
Restricted cash and securities:
Cash	5,000	--	5,000
Money market funds	830	--	830

As of December 31, 2016 and 2015 $699,000 and $830,000, respectively, of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations. As of December 31, 2015 $5.0 million of the Company’s cash was designated as long-term restricted cash due to a financial covenant requirement under the Company’s debt agreement. As of December 31, 2016 the Company no longer had a financial covenant for restricted cash under the Company’s amended debt agreement. See further discussion of the Company’s debt agreements in Note 13.

There were no gross realized gains or losses on cash equivalents or restricted securities for the years ended December 31, 2016, 2015, and 2014. As of December 31, 2015 $5.0 million of the Company’s restricted cash had no maturity date. As of December 31, 2016 $490,000 of the Company’s restricted securities had a maturity date within three months and $209,000 had a maturity date between three months and one year. As of December 31, 2015 $595,000 of the Company’s restricted securities had a maturity date within three months and $235,000 of the Company’s restricted securities had a maturity date between three months and one year.

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

Accounting for the Transaction

The purchase price of the On-X transaction totaled approximately $128.2 million, consisting of cash of $93.6 million and 3,703,699 shares of CryoLife common stock, with a value of $34.6 million as determined on the date of the closing. The Company recorded an allocation of the $128.2 million purchase price to On-X’s tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of January 20, 2016. Goodwill was recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is not deductible for tax purposes. Goodwill from this transaction has been allocated to the Company’s Medical Devices segment.

The purchase price allocation as of December 31, 2016 is as follows (in thousands):

Opening Balance Sheet
Cash and cash equivalents	$2,472
Receivables	6,826
Inventories	12,889
Intangible assets	53,950
Goodwill	68,229
Other assets	6,891
Liabilities assumed	(23,040)

Total purchase price	$128,217

CryoLife incurred transaction and integration costs of $7.4 million for the year ended December 31, 2016 related to the acquisition, which include, among other costs, expenses related to the termination of international and domestic distribution agreements. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company paid approximately $10 million of the purchase price into an escrow account upon closing of the On-X transaction. The Company is currently negotiating with the shareholder representative of On-X concerning the resolution of these escrow funds.

Pro Forma Results

On-X revenues of $34.2 million from the date of acquisition through December 31, 2016 are included in the Consolidated Statements of Operations and Comprehensive Income. The Company’s pro forma results of operations for the years ended December 31, 2016 and 2015, assuming the On-X acquisition had occurred as of January 1, 2015, are presented for comparative purposes below. These amounts are based on available information of the results of operations of On-X prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2014. This unaudited pro forma information does not project operating results post acquisition.

This pro forma information is as follows (in thousands, except per share amounts):

	Twelve Months Ended December 31,

	2016	2015

Total revenues	$182,007	$179,266
Net income (loss)	17,692	(4,787)

Pro forma income (loss) per common share - basic	$0.54	$(0.15)
Pro forma income (loss) per common share - diluted	$0.53	$(0.15)

Pro forma net income (loss) was calculated using a normalized tax rate of approximately 38%.

5. Sales of Business Components

Acquisition and Divestiture of HeRO Graft Product Line

On May 16, 2012 CryoLife completed its acquisition of Hemosphere, a privately held company, and its Hemodialysis Reliable Outflow Graft (“HeRO® Graft”) product line for a total purchase price of approximately $22.0 million, net of $3.2 million cash acquired. CryoLife used cash on hand to fund the transaction and operated Hemosphere as a wholly owned subsidiary until December 31, 2014, when it was merged into the CryoLife, Inc. parent entity. The HeRO Graft is a proprietary graft-based solution for ESRD hemodialysis patients with limited access options and central venous obstruction.

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

The Company recorded gains of zero for the years ended December 31, 2016 and 2015 and $1.9 million during the year ended December 31, 2014, on the remeasurement of the contingent consideration liability. The balance of the contingent consideration liability was zero as of December 31, 2016 and 2015.

On February 3, 2016 the Company sold its HeRO Graft product line to Merit Medical Systems, Inc. (“Merit”) for $18.5 million in cash (“HeRO Sale”), of which $17.8 million had been received by December 31, 2016. The remaining $740,000 was received in the first quarter of 2017. Under terms of the agreement, Merit acquired the HeRO Graft product line, including worldwide marketing rights, customer relationships, intellectual property, inventory, and certain property and equipment. The Company continued to manufacture the HeRO Graft under a transition supply agreement until the sales transfer to Merit was completed in the second quarter of 2016. The HeRO Graft product line was included as part of the Company’s Medical Devices segment. The Company recorded a pre-tax gain of approximately $8.8 million on the HeRO Sale.

ProCol Distribution Agreement and Divestiture of the ProCol Product Line

In 2014 CryoLife acquired the exclusive worldwide distribution rights to ProCol® Vascular Bioprosthesis (“ProCol”) from Hancock Jaffe Laboratories, Inc. (“Hancock Jaffe”). In accordance with the terms of the agreement with Hancock Jaffe, CryoLife made payments to Hancock Jaffe of $1.7 million during 2014 and $576,000 in January 2015. In exchange for these payments, CryoLife obtained the right to receive a designated amount of ProCol inventory for resale, portions of which the Company received in 2014, 2015, and 2016. CryoLife made additional payments of $1.2 million in the aggregate during 2015 and the first quarter of 2016. As of March 18, 2016 CryoLife had made a total of $3.4 million in payments to Hancock Jaffe and had received $1.7 million in inventory. The remaining $1.7 million in prepayments were settled as part of the ProCol Sale, described below.

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

The Company evaluated the impact of the HeRO Sale and the ProCol Sale on the Company’s business to determine whether these disposals represent a strategic shift that has, or will have, a major effect on the Company’s financial position, results of operations, or cash flows. As the HeRO Graft and ProCol product lines combined represented less than 10% of total Company revenues for the year ended December 31, 2015 and the Company’s total assets as of December 31, 2015, the Company believes that these transactions did not have a major effect on the Company’s operations and financial condition, either individually or in the aggregate, and therefore the Company did not disclose these transactions as discontinued operations. The combined net gain from the HeRO Sale and ProCol Sale was therefore reported as gain from sale of business components on the Company’s Summary Consolidated Statements of Operations and Comprehensive Income.

6. PhotoFix Distribution Agreement and Acquisition

Overview

In 2014 CryoLife entered into an exclusive supply and distribution agreement with Genesee Biomedical, Inc. (“GBI”) to acquire the distribution rights to PhotoFix TM, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. PhotoFix has received U.S. Food and Drug Administration (“FDA”) 510(k) clearance and is indicated for use in intracardiac repair, including ventricular repair and atrial repair, great vessel repair and suture line buttressing, and pericardial closure. CryoLife believes that PhotoFix fits well into its product portfolio of medical devices for cardiac surgery. In January 2015 the Company received its initial shipments and launched its distribution of PhotoFix.

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

7. Direct Sales in France

In June 2015 CryoLife signed a Business Transfer Agreement with its French distribution partner to facilitate an orderly transition of the Company to a direct sales model in France. In October 2015 the Company completed the acquisition of a portion of the business of its French distribution partner. The Company acquired in the transaction certain intangible assets, including commercial and business information, assignment of contracts, and a non-compete agreement with its former French distribution partner for a purchase price of €1.2 million or $1.3 million. During the third quarter of 2015 the Company established a wholly owned subsidiary in France, CryoLife France SAS, and certain members of the distributor’s sales team who were responsible for selling the Company’s products in France became employees of the Company’s newly created subsidiary.

8. Investment in ValveXchange

Preferred Stock Investment

In July 2011 the Company purchased shares of series A preferred stock of ValveXchange for approximately $3.5 million. ValveXchange was a private medical device company that was spun off from Cleveland Clinic to develop a lifetime heart valve replacement technology platform featuring exchangeable bioprosthetic leaflets. As ValveXchange’s stock was not actively traded on any public stock exchange, and as the Company’s investment was in preferred stock, the Company initially accounted for this investment using the cost method as a long-term asset, investment in equity securities, on the Company’s Consolidated Balance Sheet. The Company determined that its investment in ValveXchange was fully impaired as of December 31, 2013, and the impairment was other than temporary. As of December 31, 2016 and 2015 the carrying value of the Company’s investment in ValveXchange preferred stock was zero.

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

During the quarter ended December 31, 2014 CryoLife became aware of various factors, including ValveXchange’s inability to secure additional funding, its lack of capital to continue basic operations, and the likelihood of impending default on the Loan. In December 2014 CryoLife notified ValveXchange that it was in breach of the Loan, and in January 2015, after ValveXchange failed to cure this breach, CryoLife accelerated the amounts due under the Loan. In January 2015 ValveXchange informed CryoLife management of its intent to file for bankruptcy, which created substantial uncertainty regarding the disposition of CryoLife’s claim for amounts it is owed under the Loan. Given these circumstances, CryoLife believed that its Loan became fully impaired in the fourth quarter of 2014. As a result, during the three months ended December 31, 2014 the Company recorded other non-operating expense of $2.0 million to write-down its long-term note receivable from ValveXchange. ValveXchange was dissolved in June 2015. The net carrying value of the long-term note receivable was zero as of December 31, 2016 and 2015.

9. Medafor Matters

Investment in Medafor Common Stock

In 2009 and 2010 CryoLife purchased shares of common stock in Medafor, a developer and supplier of plant based hemostatic agents. The Company initially recorded its investment using the cost method as a long-term asset, investment in equity securities, on the Company’s Consolidated Balance Sheets.

On October 1, 2013 C.R. Bard, Inc., a developer, manufacturer, and marketer of medical technologies in the fields of vascular, urology, oncology, and surgical specialty products (“Bard”), and its subsidiaries completed its acquisition of all outstanding shares of Medafor common stock. The Company received an initial payment of approximately $15.4 million in 2013, $530,000 in 2014, and $891,000 in 2015 for its 2.4 million shares of Medafor common stock.

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

10. Inventories and Deferred Preservation Costs

Inventories at December 31, 2016 and 2015 are comprised of the following (in thousands):

	2016	2015
Raw materials and supplies	$9,321	$8,590
Work-in-process	3,321	633
Finished goods	13,651	5,420

Total inventories	$26,293	$14,643

Deferred preservation costs at December 31, 2016 and 2015 are comprised of the following (in thousands):

	2016	2015
Cardiac tissues	$15,768	$11,722
Vascular tissues	14,920	13,019

Total deferred preservation costs	$30,688	$24,741

The Company maintains consignment inventory of its On-X heart valves at domestic and international hospital locations to facilitate usage. The Company retains title to this consignment inventory until the valve is implanted, at which time the Company invoices the hospital. As of December 31, 2016 the Company had $4.9 million in consignment inventory, with approximately 80% in domestic locations and 20% in foreign locations.

11. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of December 31, 2016 and 2015 the carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	2016	2015
Goodwill	$78,294	$11,365
Procurement contracts and agreements	2,013	2,013
Trademarks	841	860

Total indefinite lived intangible assets	$81,148	$14,238

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

As of December 31, 2016 and 2015 the value of the Company’s goodwill, all of which is related to its Medical Devices segment, is as follows (in thousands):

	2016	2015
Balance as of January 1,	$11,365	$11,365
Goodwill from On-X Acquisition	68,229	--
Goodwill allocated to sale of HeRO Graft product line	(1,200)	--
Goodwill allocated to sale of ProCol distribution rights and purchase option	(100)	--

Balance as of December 31,	$78,294	$11,365

Definite Lived Intangible Assets

As of December 31, 2016 and 2015 gross carrying values, accumulated amortization, and approximate amortization periods of the Company’s definite lived intangible assets are as follows (dollars in thousands):

December 31, 2016	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$38,478	5,956	11 – 22 Years
Patents	3,710	2,702	17 Years
Distribution and manufacturing rights and know-how	4,059	1,532	11 – 15 Years
Customer lists and relationships	29,140	2,141	13 – 22 Years
Non-compete agreement	381	381	10 Years
Other	1,262	531	3 Years

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$14,020	$4,954	11 – 16 Years
Patents	4,081	2,664	17 Years
Distribution and manufacturing rights and know-how	4,059	1,245	11 – 15 Years
Customer lists and relationships	3,370	1,054	13 – 17 Years
Non-compete agreement	381	343	10 Years
Other	1,583	210	3 – 5 Years

The increase in gross carrying value of the Company’s intangible assets as of December 31, 2016 when compared to December 31, 2015 is primarily due to the Company’s acquisitions of On-X and PhotoFix, partially offset by reductions due to the HeRO Sale and the ProCol Sale. See Note 4 for further discussion of the acquisition of On-X, Note 6 for further discussion of the acquisition of PhotoFix, and Note 5 for further discussion of the HeRO Sale and the ProCol Sale.

Amortization Expense

Amortization expense recorded in general, administrative, and marketing expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31 is as follows (in thousands):

	2016	2015	2014
Amortization expense	$4,426	$2,135	$2,027

As of December 31, 2016 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	2017	2018	2019	2020	2021	Total
Amortization expense	$4,566	$4,449	$4,107	$3,946	$3,925	$20,993

12. Income Taxes

Income Tax Expense

Income before income taxes consists of the following (in thousands):

	2016	2015	2014
Domestic	$17,874	$5,701	$8,350
Foreign	538	167	353

Income before income taxes	$18,412	$5,868	$8,703

Income tax expense consists of the following (in thousands):

	2016	2015	2014
Current:
Federal	$3,948	$231	$898
State	626	142	211
Foreign	353	160	99

	4,927	533	1,208

Deferred:
Federal	2,836	1,011	127
State	(9)	319	46
Foreign	(120)	--	--

	2,707	1,330	173

Income tax expense	$7,634	$1,863	$1,381

The Company’s income tax expense in 2016, 2015, and 2014 included the Company’s federal, state, and foreign tax obligations. The Company’s effective income tax rate was approximately 41%, 32%, and 16% for the years ended December 31, 2016, 2015, and 2014, respectively. The Company’s income tax rate for the twelve months ended December 31, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition, which had a larger impact on the tax rate in the first quarter of 2016, and by book/tax basis differences related to the HeRO Sale. The Company’s income tax rate for the twelve months ended December 31, 2015 was favorably affected by the reversal of $869,000 in uncertain tax positions, primarily related to research and development tax credits for which the statute of limitations has expired, partially offset by the expiration of certain state net operating losses and other permanent differences. The Company’s income tax rate for the twelve months ended December 31, 2014 was favorably affected by the reduction in uncertain tax positions, nontaxable gains recorded as change in stock basis of subsidiary, and favorable deductions taken on the Company’s 2013 federal tax return, which was filed in 2014.

The income tax expense amounts differ from the amounts computed by applying the U.S. federal statutory income tax rate of 35% for the year ended December 31, 2016 and 34% for the years ended December 31, 2015 and 2014 to pretax income as a result of the following (in thousands):

	2016	2015	2014
Tax expense at statutory rate	$6,444	$1,995	$2,959
Increase (reduction) in income taxes resulting from:
Non-Deductible transaction costs	908	--	--
State income taxes, net of federal benefit	531	499	220
Non-deductible loss on unit disposals	455	--	--
Non-deductible entertainment expenses	221	184	218
Equity compensation	135	144	63
Foreign income taxes	130	118	69
Provision to return adjustments	29	122	(321)
Non-deductible change in stock basis of subsidiary	--	--	(641)
Domestic production activities deduction	(456)	(87)	(153)
Research and development credit	(296)	(281)	(237)
Net change in uncertain tax positions	(153)	(869)	(781)
State valuation allowance adjustment	(84)	(19)	83
Other	(230)	57	(98)

Total Income tax expense	$7,634	$1,863	$1,381

Deferred Taxes

The Company generates deferred tax assets primarily as a result of write-downs of inventory and deferred preservation costs; accruals for product and tissue processing liability claims; investment and asset impairments; and, in prior periods, due to operating losses. The Company acquired significant deferred tax assets, primarily net operating loss carryforwards, from its acquisitions of On-X in 2016, Hemosphere in 2012, and Cardiogenesis in 2011. The Company recorded significant deferred tax liabilities in 2016 related to the intangible assets acquired in the On-X acquisition.

The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Allowance for bad debts	$208	$142
Inventory and deferred preservation costs write-downs	708	536
Investment in equity securities	58	58
Property	1,780	2,987
Intangible assets	2,034	591
Accrued expenses	4,215	3,276
Loss carryforwards	8,760	12,262
Credit carryforwards	1,001	616
Stock compensation	3,678	2,546
Transaction costs	122	1,048
Deferred compensation	973	957
UNICAP	371	55
Tax benefit of tax reserves	333	53
Other	409	382
Less valuation allowance	(2,157)	(2,109)

Total deferred tax assets	22,493	23,400

	2016	2015
Deferred tax liabilities:
Prepaid items	(436)	(471)
Intangible assets	(21,665)	(4,400)
Other	(399)	(341)

Total deferred tax liabilities	(22,500)	(5,212)

Total net deferred tax (liabilities) assets	$(7)	$18,188

As of December 31, 2016 the Company maintained a total of $2.2 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax liability of $7,000. As of December 31, 2015 the Company maintained a total of $2.1 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax asset of $18.2 million.

As of December 31, 2016 the Company had approximately $6.3 million tax-effected federal net operating loss carryforwards related to the acquisitions of Cardiogenesis and Hemosphere that will begin to expire in 2017, $2.4 million of tax-effected state net operating loss carryforwards that began to expire in 2016, $702,000 in research and development tax credit carryforwards that will begin to expire in 2022, and $150,000 in credits from the state of Texas that will fully expire by 2027.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the Company’s uncertain tax position liability, excluding interest and penalties, is as follows (in thousands):

	2016	2015	2014
Beginning balance	$969	$1,437	$2,100
Increases related to current year tax positions	86	103	92
Increases related to prior year tax positions	2,668	403	--
Decreases related to prior year tax positions	(40)	(70)	(265)
Decreases related to settlements	(66)	--	--
Decreases due to the lapsing of statutes of limitations	(227)	(904)	(490)

Ending balance	$3,390	$969	$1,437

A reconciliation of the beginning and ending balances of the Company’s liability for interest and penalties on uncertain tax positions is as follows (in thousands):
	2016	2015	2014
Beginning balance	$210	$366	$422
Accrual of interest and penalties	92	50	91
Decreases related to prior year tax positions	(94)	(206)	(147)

Ending balance	$208	$210	$366

As of December 31, 2016 the Company’s uncertain tax liability, including interest and penalties, of $3.6 million, was recorded as a reduction to deferred tax assets of $234,000, and a non-current liability of $3.4 million on the Company’s Consolidated Balance Sheets, all of which, except for the portion related to interest and penalties, is expected to impact the Company’s tax rate when recognized. The uncertain tax position increase related to prior year tax positions is primarily due to positions taken by On-X on tax returns in prior years. As of December 31, 2015 the Company’s total uncertain tax liability, including interest and penalties of $1.2 million, was recorded as a reduction to deferred tax assets of $104,000, and a non-current liability of $1.1 million on the Company’s Consolidated Balance Sheets, all of which, except for the portion related to interest and penalties, is expected to impact the Company’s tax rate when recognized.

The Company believes it is reasonably possible that approximately $235,000 of its uncertain tax liability will be recognized in 2017 due to the lapsing of various federal and state statutes of limitations.

Other

The Company’s tax years 2013 through 2015 generally remain open to examination by the major taxing jurisdictions to which the Company is subject. However, certain returns from years prior to 2013, in which net operating losses and tax credits have arisen, are still open for examination by the tax authorities.

13. Debt

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

As required under the terms of the GE Credit Agreement, the Company maintained cash and cash equivalents of at least $5.0 million in accounts in which GE Capital had a first priority perfected lien. These amounts were recorded as long-term restricted cash as of December 31, 2015 on the Company’s Consolidated Balance Sheet, as they were restricted for the term of the GE Credit Agreement.

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

The loans under the Amended Debt Agreement (other than the swing-line loans) bear interest, at the Company’s option, at either a floating rate equal to the base rate, as defined in the Amended Debt Agreement, plus a margin of between 1.75% and 2.75%, depending on the Company’s consolidated leverage ratio, or a per annum rate equal to LIBOR plus a margin of between 2.75% and 3.75%, depending on the Company’s consolidated leverage ratio. As of December 31, 2016 the aggregate interest rate was 3.50%. Swing-line loans shall bear interest at a floating rate equal to the base rate plus a margin of between 1.75% and 2.75%, depending on the Company’s consolidated leverage ratio. The Company is obligated to pay an unused commitment fee equal to 0.50% of the un-utilized portion of the revolving loans. In addition, the Company is also obligated to pay other customary fees for a credit facility of this size and type. If and while a bankruptcy or insolvency event of default exists or a payment event of default exists, the Company is obligated to pay a per annum default rate of interest of 2.00% above the applicable interest rate on the past due principal amount of the loans outstanding.

Interest is due and payable, with respect to base rate loans, on a quarterly basis. Interest is due and payable, with respect to LIBOR loans, on the last day of the applicable interest period, if the interest is shorter than six months, or on the last day of each three month interval, if the interest period is six months or greater.

The Amended Debt Agreement prohibits the Company from exceeding a maximum consolidated leverage ratio during the term of the Amended Debt Agreement and requires the Company to maintain a minimum interest coverage ratio. In addition, the Amended Debt Agreement contains certain customary affirmative and negative covenants, including covenants that limit the ability of the Company and its subsidiaries which are parties to the loan agreement to, among other things, grant liens; incur debt; dispose of assets; make loans and investments; make acquisitions; make certain restricted payments; merge or consolidate; and change their business and accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. As of December 31, 2016 the Company was in compliance with the covenants of the Amended Debt Agreement.

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

The short-term and long-term balances of the Company’s term loan are as follows (in thousands):

	As of December 31,
	2016	2015

Term loan balance	$ 73,594	$ --
Less unamortized loan origination costs	(2,020)	--

Total borrowed	71,574	--
Less short-term loan balance	(4,562)	--

Long-term loan balance	$ 67,012	$ --

At December 31, 2016 the aggregate maturities of long-term debt for the next five years is as follows (in thousands):

	2017	2018	2019	2020	2021	Total
Maturities	$5,096	$3,750	$3,750	$5,156	$55,842	$73,594

The Company’s aggregate maturity schedule is subject to change due to a provision within the Amended Debt Agreement that requires the Company to make annual prepayments based on an excess cash flow calculation.

Interest

Total interest expense was $3.0 million in 2016 a favorable $62,000 in 2015 and $175,000 in 2014. Interest expense was favorable in 2015 due to the reversal of accrued interest on uncertain tax positions as discussed in Note 12 above. Interest expense includes interest on debt and uncertain tax positions in all periods.

14. Commitments and Contingencies

Leases

The Company’s operating lease obligations result from the lease of land and buildings that comprise the Company’s corporate headquarters and manufacturing facilities, leases related to additional manufacturing, office, and warehouse space, leases on Company vehicles, and leases on a variety of office equipment.

The Company had deferred rent obligations of $2.4 million and $1.7 million as of December 31, 2016 and 2015, respectively, primarily related to the lease on its corporate headquarters, which expires in 2022. Total rental expense for operating leases was $4.3 million in 2016, $3.4 million in 2015, and $3.0 million in 2014. The increase in rent expense in 2016 is due to the acquisition of On-X and its lease for manufacturing, warehouse, and office space in Austin, TX. The increase in rent expense in 2015 is due to a lease the Company entered into for additional office space in Kennesaw, GA. The Company began subleasing some of its additional office space late in December 2016 and earned nominal sublease income in 2016. Future minimum lease payments and sublease rental income are as follows (in thousands):

	Operating Leases	Sublease Income

2017	$4,470	$375
2018	4,779	512
2019	4,722	525
2020	4,127	538
2021	3,647	552
Thereafter	3,788	--

Total minimum lease payments	$25,533	$2,502

Liability Claims

At December 31, 2016 and 2015 the Company’s unreported loss liability was $1.5 million and $1.4 million, respectively. As of December 31, 2016 and 2015, the related insurance recoverable amounts were $626,000 and $600,000, respectively. The Company accrues its estimate of unreported product and tissue processing liability claims as other long-term liabilities and records the related recoverable insurance amounts as other long-term assets. Further analysis indicated that the liability as of December 31, 2016 could be estimated to be as high as $2.8 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

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

The employment agreement of the Company’s former President, CEO, and Executive Chairman, Mr. Steven G. Anderson, conferred certain benefits on Mr. Anderson upon his retirement or termination of employment in conjunction with certain change in control events. On April 9, 2015 Mr. Anderson retired from service as an employee of the Company and Chair of its Board of Directors, and entered into a separation agreement with the Company. The Company recorded expense of approximately $1.4 million related to Mr. Anderson’s separation agreement in the second quarter of 2015. The Company had remaining obligations due under Mr. Anderson’s separation agreement of $83,000 and $93,000 as of December 31, 2016 and December 31, 2015, respectively.

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

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. These discussions resulted in two amendments to the trial protocol, the last of which was approved by the FDA in July 2016. The Company is in the process of conducting site start-up activities and resumed enrollment into the trial in the fourth quarter of 2016 with the goal of receiving PMA from the FDA in the first half of 2019.

As of December 31, 2016 the Company had $1.5 million in prepaid royalties, $2.9 million in net intangible assets, and $1.2 million in property and equipment, net on the Company’s Consolidated Balance Sheets related to the PerClot product line. If the Company does not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

15. Shareholders’ Equity

Cash Dividends

The Company initiated a cash dividend in the third quarter of 2012 and paid the dividend quarterly until the Company’s Board of Directors discontinued dividend payments for the foreseeable future in December 2015. The Company paid dividend payments from cash on hand of $3.4 million for the year ended December 31, 2015. The dividend payments were recorded as a reduction to retained earnings on the Company’s Consolidated Balance Sheet.

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

16. Employee Benefit Plans

401(k) Plan

The Company has a 401(k) savings plan (“401(k) Plan”) providing retirement benefits to all employees who have completed at least three months of service. The Company made matching contributions of 40% of each participant’s contribution for up to 5% of each participant’s salary in 2016, 2015, and 2014. Total Company contributions approximated $750,000, $573,000, and $553,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The increase in expenses in 2016 was due, in part, to the addition of participants related to the acquisition of On-X. Additionally, the Company may make discretionary contributions to the 401(k) Plan; however, no discretionary contributions were made in any of the past three years.

Deferred Compensation Plan

On January 1, 2011 the Company initiated a nonqualified Deferred Compensation Plan (“Deferred Plan”). The Deferred Plan allows certain employees of CryoLife to defer receipt of a portion of their salary and cash bonus. The Deferred Plan provides for tax-deferred growth of deferred compensation. Pursuant to the terms of the Deferred Plan, the Company agrees to return the deferred amounts plus gains and losses, based on investment fund options chosen by each respective participant, to the plan participants upon distribution. All deferred amounts and deemed earnings thereon are vested at all times. The Company has no current plans to match any contributions. Amounts owed to plan participants are unsecured obligations of the Company. CryoLife has established a rabbi trust in which it will make contributions to fund its obligations under the Deferred Plan. Pursuant to the terms of the trust, the Company will be required to make contributions each year to fully match its obligations under the Deferred Plan. The trust’s funds are primarily invested in Company Owned Life Insurance (“COLI”), and the Company plans to hold the policies until the deaths of the insured.

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

17. Stock Compensation

Overview

The Company is currently authorized to grant and has available for grant the following number of shares under the Company’s stock plans as of December 31, 2016 and 2015:

	Authorized Shares	Available for Grant
Plan		2016	2015
1996 Discounted Employee Stock Purchase Plan, as amended	1,900,000	469,000	560,000
2009 Employee Stock Incentive Plan	7,100,000	2,194,000	3,361,000

Total	9,000,000	2,663,000	3,921,000

Upon the exercise of stock options or grants of RSAs, PSAs, RSUs, or PSUs, the Company may issue the required shares out of authorized but unissued common stock or out of treasury stock, at management’s discretion.

Stock Awards

In 2016 the Compensation Committee of the Company’s Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors, RSUs to certain employees, and RSAs and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 490,000 shares and had an aggregate grant date market value of $5.5 million. The PSUs granted in 2016 represented the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2016 was based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and adjusted trade accounts receivable days’ sales outstanding, each as defined in the PSU grant documents, for the 2016 calendar year. The PSUs granted in 2016 earned 142% of the target number of shares.

In 2015 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee Directors, RSUs to certain employees, and RSAs and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 405,000 shares of common stock and had an aggregate grant date market value of $4.3 million. The PSUs granted in 2015 earned approximately 127% of the target number of shares.

In 2014 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee Directors, RSUs to certain employees, and RSAs, PSAs, and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 655,000 shares of common stock and had an aggregate market value of $6.6 million. The PSUs granted in 2014 earned approximately 50% of the target number of shares.

A summary of stock grant activity for the years ended December 31, 2016, 2015, and 2014 for RSAs, PSAs, RSUs, and PSUs, based on the target number of shares, is as follows:

RSAs	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	622,000	$5.62

Granted	232,000	9.97
Vested	(324,000)	5.55
Forfeited	(35,000)	7.22

Unvested at December 31, 2014	495,000	7.65

Granted	207,000	10.33
Vested	(278,000)	8.10
Forfeited	(110,000)	8.49

Unvested at December 31, 2015	314,000	9.31

Granted	216,000	10.84
Vested	(138,000)	7.92
Forfeited	--	--

Unvested at December 31, 2016	392,000	10.64

RSAs	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	--	$--

Granted	250,000	10.18
Vested	--	--
Forfeited	--	--

Unvested at December 31, 2014	250,000	10.18

Granted	--	--
Vested	--	--
Forfeited	--	--

Unvested at December 31, 2015	250,000	10.18

Granted	--	--
Vested	--	--
Forfeited	--	--

Unvested at December 31, 2016	250,000	10.18

RSUs	Shares	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	129,000	1.56	$1,425,000

Granted	5,000
Vested	(52,000)
Forfeited	(21,000)

Outstanding at December 31, 2014	61,000	1.21	687,000

Granted	88,000
Vested	(36,000)
Forfeited	(10,000)

Outstanding at December 31, 2015	103,000	1.17	1,110,000

Granted	146,000
Vested	(44,000)
Forfeited	(27,000)

Outstanding at December 31, 2016	178,000	1.24	3,405,000

Vested and expected to vest	164,000	1.23	$3,132,000

PSUs	Shares	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	236,000	0.81	$2,612,000

Granted	185,000
Vested	(143,000)
Forfeited	(21,000)

Outstanding at December 31, 2014	257,000	0.73	2,907,000

Granted	125,000
Vested	(139,000)
Forfeited	(108,000)

Outstanding at December 31, 2015	135,000	0.74	1,455,000

Granted	144,000
Vested	(83,000)
Forfeited	(8,000)

Outstanding at December 31, 2016	188,000	0.77	3,603,000

Vested and expected to vest	178,000	0.73	$3,412,000

During the years ended December 31, 2016, 2015, and 2014, the total fair value of $2.9 million, $4.8 million, and $5.0 million, respectively, in combined RSAs, PSAs, RSUs, and PSUs vested.

Stock Options

The Compensation Committee of the Company’s Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company officers and employees totaling 387,000, 328,000, and 562,000 shares in 2016, 2015, and 2014, respectively, with exercise prices equal to the stock prices on the respective grant dates.

A summary of the Company’s stock option activity for the years ended December 31, 2016, 2015, and 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,794,000	$6.57	3.31	$8,274,000

Granted	562,000	10.12
Exercised	(297,000)	7.26
Forfeited	(23,000)	7.97
Expired	(15,000)	7.34

Outstanding at December 31, 2014	2,021,000	7.43	3.54	8,021,000

Granted	328,000	10.83
Exercised	(248,000)	7.42
Forfeited	(112,000)	9.93
Expired	(93,000)	12.08

Outstanding at December 31, 2015	1,896,000	7.65	3.31	5,992,000

Granted	387,000	10.34
Exercised	(372,000)	5.60
Forfeited	--	--
Expired	--	--

Outstanding at December 31, 2016	1,911,000	8.59	3.55	20,179,000

Vested and expected to vest	1,872,000	8.55	3.51	19,843,000
Exercisable at December 31, 2016	1,193,000	7.50	2.33	13,904,000

Other information concerning stock options for the years ended December 31 is as follows:

	2016	2015	2014
Weighted-average fair value of options granted	$3.68	$3.82	$4.14
Intrinsic value of options exercised	2,422,000	761,000	918,000

Employees purchased common stock totaling 90,000, 78,000, and 111,000 shares in 2016, 2015, and 2014, respectively, through the Company’s ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	2016		2015		2014
	Stock Options	ESPP Options	Stock Options	ESPP Options	Stock Options	ESPP Options
Expected life of options	4.75 Years	0.5 Years	4.5 Years	0.5 Years	4.2 Years	0.5 Years
Expected stock price volatility	0.40	0.30	0.44	0.32	0.55	0.36
Dividend yield	--%	--%	1.12%	1.06%	1.16%	1.12%
Risk-free interest rate	1.20%	0.43%	1.41%	0.12%	1.34%	0.08%

The following table summarizes stock compensation expense (in thousands):

	2016	2015	2014
RSA, PSA, RSU, and PSU expense	$4,966	$3,955	$2,855
Stock option and ESPP option expense	1,636	1,371	842

Total stock compensation expense	$6,602	$5,326	$3,697

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, PSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the Company’s ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to inventory costs and deferred preservation costs. The Company capitalized $274,000, $237,000 and $261,000 in the years ended December 31, 2016, 2015, and 2014, respectively, of the stock compensation expense into its inventory costs and deferred preservation costs.

As of December 31, 2016 the Company had total unrecognized compensation costs of $5.1 million related to RSAs, PSAs, RSUs, and PSUs and $1.8 million related to unvested stock options, before considering the effect of expected forfeitures. As of December 31, 2016 this expense is expected to be recognized over a weighted-average period of 2.1 years for RSUs, 1.6 years for stock options, 1.3 years for RSAs, 0.8 years for PSUs, and 0.7 years for PSAs.

18. Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

Basic income per common share	2016	2015	2014
Net income	$10,778	$4,005	$7,322
Net income allocated to participating securities	(208)	(87)	(161)

Net income allocated to common shareholders	$10,570	$3,918	$7,161

Basic weighted-average common shares outstanding	31,855	27,744	27,379

Basic income per common share	$0.33	$0.14	$0.26

Diluted income per common share	2016	2015	2014
Net income	$10,778	$4,005	$7,322
Net income allocated to participating securities	(202)	(87)	(158)

Net income allocated to common shareholders	$10,576	$3,918	$7,164

Basic weighted-average common shares outstanding	31,855	27,744	27,379
Effect of dilutive options and awards[a]	967	798	934

Diluted weighted-average common shares outstanding	32,822	28,542	28,313

Diluted income per common share	$0.32	$0.14	$0.25

a       The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares, because the inclusion of these stock options would be antidilutive to income per common share. Accordingly, stock options to purchase 1,000, 710,000, and 335,000 shares for the years ended December 31, 2016, 2015, and 2014, respectively, were excluded from the calculation of diluted weighted-average common shares outstanding.

19. Transactions with Related Parties

A member of the Company’s Board of Directors and a shareholder of the Company is an employee of an investment banking services company. On January 20, 2016 CryoLife acquired On-X. The investment banking company represented On-X in that acquisition, for which they earned $3.0 million in fees upon the close of the acquisition. CryoLife paid these fees directly to the investment banking company on behalf of On-X out of the proceeds of the acquisition. The Company made stock repurchases of $5.6 million 2014 which includes the cost of stock and commissions of less than 1% to that investment banking services company. The Company did not make any stock repurchases in 2015 or 2016.

A member of the Company’s Board of Directors and a shareholder of the Company was the former Chief of Thoracic Surgery of a university hospital that generated product and preservation services revenues of $316,000, $329,000, and $273,000 for the Company in 2016, 2015, and 2014, respectively. Additionally, the son of this member of the Company’s Board of Directors receives a retainer for performing heart and lung transplants from a medical center that generated product and preservation services revenues of $479,000, $617,000, and $616,000 for the Company in 2016, 2015, and 2014, respectively.

The Company expensed $39,000, $35,000, and $45,000 in 2016, 2015, and 2014, respectively, relating to supplies for clinical trials purchased from a company whose former Chief Financial Officer is a member of the Company’s Board of Directors and a shareholder of the Company.

The Company expensed $44,000 and $43,000 in 2016 and 2015, respectively, relating to membership fees to a medical device trade association where the Company’s President and CEO is a current member of the Board of Directors.

20. Segment and Geographic Information

The Company has two reportable segments organized according to its products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue, BioFoam, On-X products, CardioGenesis cardiac laser therapy, PerClot, PhotoFix, HeRO Graft through the second quarter of 2016, and ProCol through the date of the sale of the ProCol product line in the first quarter of 2016. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for the Company’s operating segments (in thousands):

	2016	2015	2014
Revenues:
Medical devices	$113,992	$83,081	$81,883
Preservation services	66,388	62,817	62,758

Total revenues	180,380	145,898	144,641

Cost of products and preservation services:
Medical devices	28,033	18,663	17,167
Preservation services	33,448	36,516	36,183

Total cost of products and preservation services	61,481	55,179	53,350

Gross margin:
Medical devices	85,959	64,418	64,716
Preservation services	32,940	26,301	26,575

Total gross margin	$118,899	$90,719	$91,291

Net revenues by product for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands):

	2016	2015	2014
Products:
BioGlue and BioFoam	$63,461	$59,332	$62,091
On-X	34,232	--	--
CardioGenesis cardiac laser therapy	7,864	9,419	8,225
PerClot	4,021	4,083	4,289
PhotoFix	1,871	1,396	--
HeRO Graft	2,325	7,546	7,131
ProCol	218	1,305	147

Total products	113,992	83,081	81,883
Preservation services:
Cardiac tissue	29,697	28,059	29,437
Vascular tissue	36,691	34,758	33,321

Total preservation services	66,388	62,817	62,758

Total revenues	$180,380	$145,898	$144,641

Net revenues by geographic location attributed to countries based on the location of the customer for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands):

	2016	2015	2014
U.S.	$131,727	$114,978	$110,533
International	48,653	30,920	34,108

Total revenues	$180,380	$145,898	$144,641

At December 31, 2016 and 2015 over 99% of the long-lived assets of the Company were held in the U.S., where all of the Company’s manufacturing facilities and the corporate headquarters are located. At December 31, 2016 and 2015 the Company’s $78.3 million and $11.4 million, respectively of goodwill was allocated entirely to its Medical Devices segment.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
REVENUE:
2016	$43,016 *	$47,083 *	$45,252 *	$45,029 *
2015	33,831	35,526	36,703	39,838
2014	35,731	34,690	37,069	37,151

GROSS MARGIN:
2016	$27,621 *	$30,301 *	$29,782 *	$31,195 *
2015	19,667	21,554	22,982	26,516
2014	22,473	22,384	23,799	22,635

NET INCOME (LOSS):

2016	$2,541 *	$2,347 *	$2,993 *	$2,897 *
2015	(274)	(502)	2,145	2,636
2014	1,059	2,161	2,326	1,776

INCOME (LOSS) PER COMMON SHARE—DILUTED:
2016	$0.08 *	$0.07 *	$0.09 *	$0.09 *
2015	(0.01)	(0.02)	0.07	0.09
2014	0.04	0.08	0.08	0.06

*	In January 2016 the Company completed its acquisition of On-X Life Technologies Holdings, Inc., which is being operated as a wholly owned subsidiary of CryoLife. In 2016 the Company also sold its HeRO Graft product line and its ProCol product line, and ceased sales of these products during 2016.