Form 10-Q
period 2017-03-31
CRYOLIFE INC
filed 2017-04-27
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2017

Common Stock	33,260,607 Shares

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,

	2017	2016

	(Unaudited)
Revenues:
Products	$27,396	$27,018
Preservation services	17,663	15,998

Total revenues	45,059	43,016

Cost of products and preservation services:
Products	8,017	7,003
Preservation services	7,530	8,392

Total cost of products and preservation services	15,547	15,395

Gross margin	29,512	27,621

Operating expenses:
General, administrative, and marketing	22,871	26,274
Research and development	4,093	2,609

Total operating expenses	26,964	28,883

Gain from sale of business components	--	(7,915)

Operating income	2,548	6,653

Interest expense	801	717
Interest income	(40)	(12)
Other expense (income), net	43	(109)

Income before income taxes	1,744	6,057
Income tax (benefit) expense	(479)	3,516

Net income	$2,223	$2,541

Income per common share:
Basic	$0.07	$0.08

Diluted	$0.06	$0.08

Weighted-average common shares outstanding:
Basic	32,439	31,029
Diluted	33,604	31,771

Net income	$2,223	$2,541
Other comprehensive income (loss)	236	(96)

Comprehensive income	$2,459	$2,445

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2017	December 31, 2016

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,882	$56,642
Restricted securities	713	699
Receivables, net	28,217	30,096
Inventories	25,795	26,293
Deferred preservation costs	32,402	30,688
Prepaid expenses and other	3,178	2,815

Total current assets	149,187	147,233

Property and equipment, net	20,192	18,502
Goodwill	78,294	78,294
Patents, net	951	1,008
Trademarks and other intangibles, net	64,582	65,633
Other	6,160	5,470

Total assets	$319,366	$316,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,293	$5,744
Accrued compensation	5,178	8,815
Accrued procurement fees	3,714	4,806
Accrued expenses and other	7,169	6,175
Current portion of long-term debt	4,793	4,562

Total current liabilities	28,147	30,102

Long-term debt	66,448	67,012
Deferred compensation liability	3,003	2,600
Deferred rent obligations	3,036	2,355
Other	5,298	5,088

Total liabilities	105,932	107,157

Commitments and contingencies

Shareholders’ equity:
Preferred stock	--	--
Common stock (issued shares of 34,647 in 2017 and 34,230 in 2016)	346	342
Additional paid-in capital	189,871	187,061
Retained earnings	36,128	34,143
Accumulated other comprehensive loss	(193)	(429)
Treasury stock at cost (shares of 1,387 in 2017 and 1,356 in 2016)	(12,718)	(12,134)

Total shareholders’ equity	213,434	208,983

Total liabilities and shareholders’ equity	$319,366	$316,140

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,

	2017	2016

	(Unaudited)
Net cash flows from operating activities:
Net income	$2,223	$2,541

Adjustments to reconcile net income to net cash from operating activities:
Gain from sale of business components	--	(7,915)
Depreciation and amortization	2,168	1,929
Non-cash compensation	1,796	1,413
Other non-cash adjustments to income	625	791

Changes in operating assets and liabilities:
Receivables	1,139	4,249
Inventories and deferred preservation costs	(1,402)	(2,760)
Prepaid expenses and other assets	(1,053)	1,423
Accounts payable, accrued expenses, and other liabilities	(1,627)	(261)

Net cash flows provided by operating activities	3,869	1,410

Net cash flows from investing activities:
Acquisition of On-X, net of cash acquired	--	(91,152)
Proceeds from sale of business components	740	19,795
Decrease in restricted cash	--	5,000
Capital expenditures	(2,034)	(820)
Other	48	22

Net cash flows used in investing activities	(1,246)	(67,155)

Net cash flows from financing activities:
Proceeds from issuance of term loan	--	75,000
Repayment of term loan	(469)	--
Payment of debt issuance costs	--	(2,289)
Proceeds from exercise of stock options and issuance of common stock	1,287	736
Redemption and repurchase of stock to cover tax withholdings	(1,300)	(563)
Other	(1)	228

Net cash flows (used in) provided by financing activities	(483)	73,112

Effect of exchange rate changes on cash	100	(128)

Increase in cash and cash equivalents	2,240	7,239

Cash and cash equivalents, beginning of period	56,642	37,588

Cash and cash equivalents, end of period	$58,882	$44,827

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   Basis of Presentation

Overview

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2016 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of, and for the three months ended, March 31, 2017 and 2016 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 16, 2017.

Change in Accounting for Employee Share-Based Payments

As of January 1, 2017 the Company made an entity-wide accounting policy election in accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) to change its accounting policy to account for stock compensation forfeitures in the period awards are forfeited rather than estimating the effect of forfeitures. The Company elected to make this accounting policy change to simplify the accounting for stock based compensation and believes this method provides a more accurate reflection of periodic stock based compensation cost from the grant date forward. The Company used the modified retrospective transition method to record a net $238,000 cumulative-effect adjustment decrease to retained earnings for the accounting policy change, which included a $379,000 increase to additional paid in capital and a $141,000 increase in deferred tax assets. Additionally, as of January 1, 2017 and in accordance with the guidance in ASU 2016-09, the Company made a change to account for excess tax benefits and deficiencies resulting from the settlement or vesting of stock based awards in income tax expense on its Summary Consolidated Statement of Operations and Comprehensive Income, instead of accounting for these effects through additional paid in capital on the Company’s Summary Consolidated Balance Sheets.

2.   Financial Instruments

The following is a summary of the Company’s financial instruments measured at fair value (in thousands):

March 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,469	$--	$--	$3,469
Restricted securities:
Money market funds	713	--	--	713

Total assets	$4,182	$--	$--	$4,182

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,466	$--	$--	$3,466
Restricted securities:
Money market funds	699	--	--	699

Total assets	$4,165	$--	$--	$4,165

The Company used prices quoted from its investment management companies to determine the Level 1 valuation of its investments in money market funds.

3.   Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and restricted securities (in thousands):

March 31, 2017	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$3,469	$--	$3,469
Restricted securities:
Money market funds	713	--	713

December 31, 2016	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$3,466	$--	$3,466
Restricted securities:
Money market funds	699	--	699

As of March 31, 2017 and December 31, 2016 $713,000 and $699,000, respectively, of the Company’s money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations.

There were no gross realized gains or losses on cash equivalents in the three months ended March 31, 2017 and 2016. As of March 31, 2017 $216,000 of the Company’s restricted securities had a maturity date within three months and $497,000 had a maturity date between three months and one year. As of December 31, 2016 $490,000 of the Company’s restricted securities had a maturity date within three months and $209,000 had a maturity date between three months and one year.

4.   Acquisition of On-X Life Technologies

Overview

On December 22, 2015 the Company entered into an Agreement and Plan of Merger to acquire On-X Life Technologies Holdings, Inc. (“On-X”), an Austin, Texas-based, privately held mechanical heart valve company, for approximately $130.0 million, subject to certain adjustments. The transaction closed on January 20, 2016, and On-X is being operated as a wholly owned subsidiary of CryoLife.

The On-X catalogue of products includes the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis. On-X also distributes CarbonAid CO2 diffusion catheters, manufactures Chord-X ePTFE sutures for mitral chordal replacement. On-X also generates revenue from pyrolytic carbon coating products produced for other medical device manufacturers. CryoLife believes that the On-X products fit well into its product portfolio of medical devices for cardiac surgery and that the Company is capitalizing on the significant opportunity for CryoLife’s sales team to leverage their strong relationships with cardiac surgeons to introduce and to expand utilization of the On-X valves in the U.S. and internationally.

Accounting for the Transaction

The purchase price of the On-X transaction totaled approximately $128.2 million, consisting of cash of $93.6 million and 3,703,699 shares of CryoLife common stock, with a value of $34.6 million as determined on the date of the closing. The Company recorded an allocation of the $128.2 million purchase price to On-X’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of January 20, 2016. Goodwill was recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is not deductible for tax purposes. Goodwill from this transaction has been allocated to the Company’s Medical Devices segment.

The purchase price allocation is as follows (in thousands):

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

The Company paid approximately $10 million of the purchase price into an escrow account upon closing of the On-X transaction. The Company is currently negotiating with the representative of the former On-X shareholders concerning the resolution of these escrow funds. The Company asserted indemnification and other claims against the former shareholders of On-X, seeking the recovery of these escrow funds and potentially additional damages arising out of breaches of representations and misrepresentations by On-X prior to, and upon the closing of, the Company’s acquisition of On-X. The representative of the former On-X shareholders has objected to these claims. The Company believes that it is entitled to recover the escrow funds and additional damages, but the resolution of these claims is subject to further negotiations and potentially litigation. The outcome of these negotiations and potential litigation is inherently uncertain, and the Company may not recover any of the escrow funds.

Pro Forma Results

On-X revenues were $34.2 million from the date of acquisition through December 31, 2016. The Company’s pro forma results of operations for the years ended December 31, 2016 and 2015, assuming the On-X acquisition had occurred as of January 1, 2015, are presented for comparative purposes below. These amounts are based on available information of the results of operations of On-X prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2015. This unaudited pro forma information does not project operating results post acquisition.

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

5.   Sale of Business Components

Divestiture of the HeRO Graft Product Line

On February 3, 2016 the Company sold its Hemodialysis Reliable Outflow Graft (“HeRO® Graft”) product line to Merit Medical Systems, Inc. (“Merit”) for $18.5 million in cash (“HeRO Sale”), of which $17.8 million was received on the transaction date and the remaining $740,000 was received in the first quarter of 2017. Under terms of the agreement, Merit acquired the HeRO Graft product line, including worldwide marketing rights, customer relationships, intellectual property, inventory, and certain property and equipment. The Company continued to manufacture the HeRO Graft under a transition supply agreement until the manufacturing transfer to Merit was completed in the second quarter of 2016. Sales prices under the transition supply agreement were at lower average prices than the Company’s previous sales to hospitals at end-user prices. The HeRO Graft product line was included as part of the Company’s Medical Devices segment. The Company recorded a pre-tax gain of approximately $8.8 million on the HeRO Sale.

ProCol Distribution Agreement and Divestiture of the ProCol Product Line

In 2014 CryoLife acquired the exclusive worldwide distribution rights to ProCol® Vascular Bioprosthesis (“ProCol”) from Hancock Jaffe Laboratories, Inc. (“Hancock Jaffe”). In accordance with the terms of the agreement, CryoLife made payments to Hancock Jaffe totaling $3.4 million for which CryoLife obtained the right to receive a designated amount of ProCol inventory for resale. As of March 18, 2016 CryoLife had received $1.7 million in inventory. The remaining $1.7 million in prepayments for inventory not yet delivered to CryoLife were settled as part of the ProCol Sale, described below.

On March 18, 2016 the Company sold its ProCol distribution rights and purchase option to LeMaitre Vascular, Inc. (“LeMaitre”) for $2.0 million in cash (“ProCol Sale”), all of which was received by March 31, 2016. Under the terms of the agreement, LeMaitre acquired the ProCol related assets, including inventory, customer lists, related marketing assets, and the Company’s purchase option to acquire ProCol. LeMaitre exercised the option to acquire ProCol from Hancock Jaffe Laboratories. The ProCol product was included as part of the Company’s Medical Devices segment. The Company recorded a pre-tax loss of approximately $845,000 on the ProCol Sale.

Disclosure of the HeRO Sale and the ProCol Sale

Financial Accounting Standards Board ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), defines the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. The standard requires that an entity report a disposal as a discontinued operation only if the disposal represents a strategic shift in operations that has a major effect on the Company’s operations and financial results.

In the first quarter of 2016 the Company completed the HeRO Sale and the ProCol Sale. The Company received cash for these transactions and recorded these sales in March 2016. Therefore, as of March 31, 2016 both transactions met the disposed of by sale criteria under ASU 2014-08.

The Company evaluated the impact of the HeRO Sale and the ProCol Sale on the Company’s business to determine whether these disposals represent a strategic shift that has, or will have, a major effect on the Company’s financial position, results of operations, or cash flows. As the HeRO Graft and ProCol product lines combined represented less than 10% of total Company revenues for the year ended December 31, 2015 and the Company’s total assets as of December 31, 2015, the Company believes that these transactions did not have a major effect on the Company’s operations and financial condition, either individually or in the aggregate, and therefore, the Company did not disclose these transactions as discontinued operations. The combined net gain from the HeRO Sale and ProCol Sale was therefore reported as gain from sale of business components on the Company’s Summary Consolidated Statements of Operations and Comprehensive Income.

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

Accounting for the Transaction

On April 13, 2016 the Company exercised its right to acquire the PhotoFix technology from GBI for approximately $2.3 million, of which $1.2 million was paid in cash at closing, approximately $600,000 was previously provided to GBI as an advance under the distribution agreement, and approximately $400,000 is payable to GBI within 18 months of signing or earlier, subject to certain conditions. The Company’s allocation of the purchase price to the tangible and identifiable intangible assets acquired, based on their estimated fair values, resulted in the allocation of the majority of the purchase price to amortizable intangible assets. GBI will continue to manufacture PhotoFix until the Company is able to establish manufacturing operations.

7.   Inventories and Deferred Preservation Costs

Inventories at March 31, 2017 and December 31, 2016 are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016

Raw materials and supplies	$9,607	$9,321
Work-in-process	4,174	3,321
Finished goods	12,014	13,651

Total inventories	$25,795	$26,293

Deferred preservation costs at March 31, 2017 and December 31, 2016 are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016

Cardiac tissues	$16,812	$15,768
Vascular tissues	15,590	14,920

Total deferred preservation costs	$32,402	$30,688

The Company maintains consignment inventory of its On-X heart valves at domestic and international hospital locations to facilitate usage. The Company retains title to this consignment inventory until the valve is implanted, at which time the Company invoices the hospital. As of March 31, 2017 the Company had $5.1 million in consignment inventory, with approximately 80% in domestic locations and 20% in foreign locations. As of December 31, 2016 the Company had $4.9 million in consignment inventory, with approximately 80% in domestic locations and 20% in foreign locations.

8.   Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of March 31, 2017 and December 31, 2016 the carrying values of the Company’s indefinite lived intangible assets are as follows (in thousands):

	March 31, 2017	December 31, 2016

Goodwill	$78,294	$ 78,294
Procurement contracts and agreements	2,013	2,013
Trademarks	841	841

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

As of March 31, 2017 and December 31, 2016 the Company’s entire goodwill balance is related to its Medical Devices segment and there has been no change from the balance recorded as of December 31, 2016.

Definite Lived Intangible Assets

As of March 31, 2017 and December 31, 2016 the gross carrying values, accumulated amortization, and approximate amortization period of the Company’s definite lived intangible assets are as follows (in thousands):

March 31, 2017	Gross Value	Accumulated Amortization	Amortization Period
Acquired technology	$38,478	$6,509	11 – 22 Years
Patents	3,667	2,716	17 Years
Distribution and manufacturing rights and know-how	4,059	1,604	11 – 15 Years
Customer lists and relationships	29,140	2,491	13 – 22 Years
Other	1,312	657	3 Years

December 31, 2016	Gross Value	Accumulated Amortization	Amortization Period
Acquired technology	$38,478	$5,956	11 – 22 Years
Patents	3,710	2,702	17 Years
Distribution and manufacturing rights and know-how	4,059	1,532	11 – 15 Years
Customer lists and relationships	29,140	2,141	13 – 22 Years
Non-compete agreement	381	381	10 Years
Other	1,262	531	3 Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on the Company’s Summary Consolidated Statement of Operations and Comprehensive Income (in thousands):

	Three Months Ended March 31,

	2017	2016

Amortization expense	$1,142	$962

As of March 31, 2017 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2017	2018	2019	2020	2021	2022
Amortization expense	$3,426	$4,451	$4,110	$3,946	$3,924	$3,393

9.   Income Taxes

Income Tax Expense

The Company’s effective income tax rate was a benefit of approximately 27% for the three months ended March 31, 2017, as compared to an expense of 58% for the three months ended March 31, 2016. The Company’s income tax rate for the three months ended March 31, 2017 was favorably affected by excess tax benefits, primarily related to the exercise of non-qualified stock options and the vesting of stock awards, as discussed in Note 1 above, which decreased income tax expense by approximately $1.1 million.

The Company’s income tax rate for the three months ended March 31, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition and by book-to-tax basis differences related to the HeRO Sale.

Deferred Income Taxes

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

As of March 31, 2017 the Company maintained a total of $2.2 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and had a net deferred tax liability of $67,000. As of December 31, 2016 the Company had a total of $2.2 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax liability of $7,000.

10.   Debt

Amended Debt Agreement

In connection with the closing of the On-X acquisition, discussed above in Note 4, on January 20, 2016, the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement (“Amended Debt Agreement”) with Capital One, National Association, who acquired GE Capital’s Healthcare Financial Services lending business in late 2015. The designated credit parties are Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association. The Amended Debt Agreement amended and restated the Company’s prior credit agreement and provides the Company with a senior secured credit facility in an aggregate principal amount of $95 million, which includes a $75 million term loan and a $20 million revolving credit facility (including a $4 million letter of credit sub-facility and a $3 million swing-line sub-facility). The $75 million term loan was used to finance, in part, the acquisition of On-X and will mature on January 20, 2021.

The Company and its domestic subsidiaries, subject to certain exceptions and exclusions, have guaranteed the obligations of the Amended Debt Agreement. Borrowings under the Amended Debt Agreement are secured by substantially all of CryoLife’s, and certain of its subsidiaries’, real and personal property.

The loans under the Amended Debt Agreement (other than the swing-line loans) bear interest, at the Company’s option, at either a floating rate equal to the base rate, as defined in the Amended Debt Agreement, plus a margin of between 1.75% and 2.75%, depending on the Company’s consolidated leverage ratio, or a per annum rate equal to LIBOR plus a margin of between 2.75% and 3.75%, depending on the Company’s consolidated leverage ratio. As of March 31, 2017 the aggregate interest rate was approximately 3.73%. Swing-line loans under the Amended Debt Agreement bear interest at a floating rate equal to the base rate plus a margin of between 1.75% and 2.75%, depending on the Company’s consolidated leverage ratio. The Company is obligated to pay an unused commitment fee equal to 0.50% of the un-utilized portion of the revolving loans. In addition, the Company is also obligated to pay other customary fees for a credit facility of this size and type. If and while a payment event of default exists, the Company is obligated to pay a per annum default rate of interest of 2.00% above the applicable interest rate on the past due principal amount of the loans outstanding. If and while a bankruptcy or insolvency event of default exists, the Company is obligated to pay a per annum default rate of interest of 2.00% above the applicable interest rate on all loans outstanding.

Interest is due and payable, with respect to base rate loans, on a quarterly basis. Interest is due and payable, with respect to LIBOR loans, on the last day of the applicable interest period, if the interest period is shorter than six months, or on the last day of each three month interval, if the interest period is six months or greater.

The Amended Debt Agreement prohibits the Company from exceeding a maximum consolidated leverage ratio during the term of the Amended Debt Agreement and requires the Company to maintain a minimum interest coverage ratio. In addition, the Amended Debt Agreement contains certain customary affirmative and negative covenants, including covenants that limit the ability of the Company and its subsidiaries which are parties to the loan agreement to, among other things, grant liens; incur debt; dispose of assets; make loans and investments; make acquisitions; make certain restricted payments; merge or consolidate; and change their business and accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. As of March 31, 2017 the Company and its subsidiaries were in compliance with the covenants of the Amended Debt Agreement.

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

As of both March 31, 2017 and December 31, 2016 there were no outstanding balances on the Company’s revolving credit facility and the remaining availability was $20.0 million. The short-term and long-term balances of the Company’s term loan are as follows (in thousands):

	March 31, 2017	December 31, 2016

Term loan balance	$73,125	$73,594
Less unamortized loan origination costs	(1,884)	(2,020)

Net borrowings	71,241	71,574
Less short-term loan balance	(4,793)	(4,562)

Long-term loan balance	$66,448	$67,012

Interest Expense

Interest expense was $801,000 and $717,000 for the three months ended March 31, 2017 and 2016, respectively. Interest expense in 2017 and 2016 included interest on debt and uncertain tax positions.

11.  Commitments and Contingencies

Liability Claims

The Company’s estimated unreported loss liability was $1.5 million as of both March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, the related recoverable insurance amounts were $656,000 and $626,000, respectively. The Company accrues its estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and records the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the liability as of March 31, 2017 could have been estimated to be as high as $2.9 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreements

The employment agreement of the Company’s Chairman, President, and Chief Executive Officer (“CEO”), Mr. J. Patrick Mackin, provides for a severance payment, which would become payable upon the occurrence of certain employment termination events, including termination by the Company without cause.

The employment agreement of the Company’s former President, CEO, and Executive Chairman, Mr. Steven G. Anderson, conferred certain benefits on Mr. Anderson upon his retirement or termination of employment in conjunction with certain change in control events. The Company had remaining obligations due under Mr. Anderson’s separation agreement of $83,000 as of both March 31, 2017 and December 31, 2016.

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

The Company may make contingent payments to SMI of up to $1.0 million if certain U.S. regulatory and certain commercial milestones are achieved.

The Company is conducting its pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. The Company resumed enrollment into the trial in the fourth quarter of 2016 and, assuming enrollment proceeds as anticipated, the Company could receive Premarket Approval from the FDA in 2019.

As of March 31, 2017 the Company had $1.5 million in prepaid royalties, $2.8 million in net intangible assets, and $1.2 million in property and equipment, net on the Company’s Summary Consolidated Balance Sheets related to the PerClot product line. If the Company does not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

12.   Shareholders’ Equity

Change in Accounting for Employee Share-Based Payments

As discussed in Note 1 above, as a result of the adoption of ASU 2016-09, the Company recorded a net $238,000 cumulative-effect adjustment decrease to retained earnings, which included a $379,000 increase to additional paid in capital and a $141,000 increase in deferred tax assets.

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

Equity Grants

During the three months ended March 31, 2017 the Compensation Committee of the Company’s Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 239,000 shares and had an aggregate grant date market value of $4.0 million. The PSUs granted in 2017 represent the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2017 is based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and trade accounts receivable days sales outstanding, each as defined in the PSU grant documents, for the 2017 calendar year. The Company currently believes that achievement of the performance component is probable, and it reevaluates this likelihood on a quarterly basis.

During the three months ended March 31, 2016 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, including PSUs at target levels, together totaled 277,000 shares of common stock and had an aggregate grant date market value of $2.8 million. The PSUs granted in 2016 represented the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2016 was based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and trade accounts receivable days sales outstanding, each as defined in the PSU grant documents, for the 2016 calendar year. The PSUs granted in 2016 earned 142% of the target number of shares.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 260,000 and 384,000 shares to certain Company officers during the three months ended March 31, 2017 and 2016, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 45,000 shares in the three months ended March 31, 2017 and 38,000 shares in the three months ended March 31, 2016 through the ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	4.8 Years	0.5 Years	4.8 Years	0.5 Years
Expected stock price volatility	0.40	0.35	0.40	0.30
Risk-free interest rate	1.87%	0.62%	1.20%	0.49%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended March 31,
	2017	2016

RSA, PSA, RSU, and PSU expense	$1,346	$1,088
Stock option and ESPP option expense	518	382

Total stock compensation expense	$1,864	$1,470

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, PSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to the Company’s normal allocation of expenses to inventory costs and deferred preservation costs. The Company capitalized $68,000 and $57,000 in the three months ended March 31, 2017 and 2016, respectively, of the stock compensation expense into its inventory costs and deferred preservation costs.

As of March 31, 2017 the Company had total unrecognized compensation costs of $9.1 million related to RSAs, PSAs, RSUs, and PSUs and $3.0 million related to unvested stock options. As of March 31, 2017 this expense is expected to be recognized over a weighted-average period of 2.4 years for RSUs, 1.9 years for stock options, 1.6 years for RSAs, 1.5 years for PSUs, and 0.4 years for PSAs.

14.   Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic income per common share	2017	2016

Net income	$2,223	$2,541
Net income allocated to participating securities	(44)	(48)

Net income allocated to common shareholders	$2,179	$2,493

Basic weighted-average common shares outstanding	32,439	31,029

Basic income per common share	$0.07	$0.08

	Three Months Ended March 31,
Diluted income per common share	2017	2016

Net income	$2,223	$2,541
Net income allocated to participating securities	(43)	(47)

Net income allocated to common shareholders	$2,180	$2,494

Basic weighted-average common shares outstanding	32,439	31,029
Effect of dilutive stock options and awards[a]	1,165	742

Diluted weighted-average common shares outstanding	33,604	31,771

Diluted income per common share	$0.06	$0.08

a      The Company excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to income per common share. Accordingly, stock options to purchase a weighted-average 116,000 shares for the three months ended March 31, 2017 and 838,000 shares for the three months ended March 31, 2016, were excluded from the calculation of diluted weighted-average common shares outstanding.

15.  Segment Information

The Company has two reportable segments organized according to its products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue® Surgical Adhesive; BioFoam® Surgical Matrix; On-X products, since the acquisition of On-X; CardioGenesis cardiac laser therapy; PerClot; PhotoFix; HeRO Graft, through the second quarter of 2016; and ProCol, through the date of the sale of the ProCol product line in the first quarter of 2016. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
	2017	2016

Revenues:
Medical devices	$27,396	$27,018
Preservation services	17,663	15,998

Total revenues	45,059	43,016

Cost of products and preservation services:
Medical devices	8,017	7,003
Preservation services	7,530	8,392

Total cost of products and preservation services	15,547	15,395

Gross margin:
Medical devices	19,379	20,015
Preservation services	10,133	7,606

Total gross margin	$29,512	$27,621

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended March 31,
	2017	2016

Products:
BioGlue and BioFoam	$15,681	$15,316
On-X	8,860	6,715
CardioGenesis cardiac laser therapy	1,585	1,984
PerClot	819	991
PhotoFix	451	381
HeRO Graft	--	1,413
ProCol	--	218

Total products	27,396	27,018

Preservation services:
Cardiac tissue	7,502	6,428
Vascular tissue	10,161	9,570

Total preservation services	17,663	15,998

Total revenues	$45,059	$43,016

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

All statements included herein, other than statements of historical facts, that address activities, events, or developments that the Company expects or anticipates will or may occur in the future or that reflect the Company’s beliefs and/or expectations, are forward-looking statements, including statements about the following:

●	The market and growth opportunities for BioGlue in China;

●	The forecasted increase in On-X revenues in 2017, the number of implants of On-X valves, the number of hospital accounts using On-X valves, particularly in direct sales markets, and the forecasted effects of a larger sales force and education of an increasing number of physicians and hospitals on the superior clinical benefits of the On-X valves;

●	The expected decrease in On-X OEM revenues in 2017 relative to 2016 due to an anticipated decrease in OEM activities for a major OEM customer;

●	The expected decrease in cardiac laser therapy revenues in 2017 relative to 2016 due to a projected decrease in handpiece sales;

●	The plans, costs, and expected timelines regarding clinical trials to obtain U.S. regulatory approval for PerClot;

●	The market and growth opportunities for PhotoFix into the U.S;

●	The variability of 2017 tissue preservation services revenues due to a variety of factors including quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services;

●	The expected decrease in cost of preservation services in 2017 relative to 2016 as a result of the decrease in the per unit cost of processing tissues that we experienced in 2016;

●	The seasonal nature of the demand for our products and preservation services and the related reasons for such seasonality, if any, and our belief that the demand for CardioGenesis is not seasonal;

●	The expectation that the per unit cost of processing tissues will decrease for the full year of 2017 when compared to 2016 as a result of the decrease in the per unit cost of processing tissues that we experienced during 2016;

●	Our having sufficient cash to meet our current operational liquidity needs and expected operational liquidity needs for at least the next twelve months, our expectations regarding future cash requirements, and the impact that our cash requirements for 2017 may have on our cash flows for 2017;

●	The potential impact of constraints imposed on us by our lenders under the existing credit facility;

●	The impact of certain changes in interest rates or exchange rates on our financial position, sales to distributors, profitability, or cash flows; and

●	The impact of certain new accounting pronouncements.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company’s expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below under Part II, Item 1A, as well as in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2016, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected consequences to, or effects on, the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, is a leader in manufacturing, processing, and distribution of medical devices and implantable tissues used in cardiac surgical procedures. CryoLife’s medical devices include: BioGlue® Surgical Adhesive (“BioGlue”); BioFoam® Surgical Matrix (“BioFoam”); On-X valves and surgical products; CardioGenesis cardiac laser therapy product line, which includes a laser console system and single-use, fiber-optic handpieces, that are used for the treatment of coronary artery disease in patients with severe angina; PerClot®, an absorbable powdered hemostat, which we distribute internationally for Starch Medical, Inc. (“SMI”); and PhotoFix TM, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. The cardiac and vascular human tissues distributed by us include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch (“CryoPatch SG”), both of which are processed using our proprietary SynerGraft® technology.

We reported a quarterly record for vascular preservation services revenues of $10.2 million in the three months ended March 31, 2017. Our total revenues were $45.1 million in the three months ended March 31, 2017, a 5% increase from the quarter ended March 31, 2016, primarily due to the increase in On-X revenues and tissue preservation services revenues. See the “Results of Operations” section below for additional analysis of the three months ended March 31, 2017.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2016. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the quarter ended March 31, 2017 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) amended its Accounting Standards Codification and created a new Topic 842, Leases. The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. We are evaluating the impact the adoption of this standard will have on our financial position, results of operations, and cash flows.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard permits the use of either the full retrospective or modified retrospective transition method. We are performing an initial evaluation of our standard arrangements with customers and our arrangements specific to certain of our product lines or product offerings. We are continuing to evaluate the effect that ASU 2014-09 will have on our financial position, results of operations, cash flows, and related disclosures.

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended March 31,		Revenues as a Percentage of Total Revenues for the Three Months Ended March 31,
	2017	2016	2017	2016

Products:
BioGlue and BioFoam	$15,681	$15,316	35%	36%
On-X	8,860	6,715	20%	16%
CardioGenesis cardiac laser therapy	1,585	1,984	3%	5%
PerClot	819	991	2%	2%
PhotoFix	451	381	1%	1%
HeRO Graft	--	1,413	--%	3%
ProCol	--	218	--%	--%

Total products	27,396	27,018	61%	63%

Preservation services:
Cardiac tissue	7,502	6,428	17%	15%
Vascular tissue	10,161	9,570	22%	22%

Total preservation services	17,663	15,998	39%	37%

Total	$45,059	$43,016	100%	100%

Revenues increased 5% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 primarily due to an increase in On-X product revenues and preservation services revenues. A detailed discussion of the changes in product revenues and preservation services revenues for the three months ended March 31, 2017 as compared to the prior year is presented below.

Products

Revenues from products increased 1% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to an increase in On-X revenues, partially offset by decreases from the sale of the HeRO Graft and ProCol product lines. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; On-X; CardioGenesis cardiac laser therapy; PerClot; PhotoFix; Hemodialysis Reliable Outflow Graft (“HeRO Graft”); and ProCol® Vascular Bioprosthesis (“ProCol”) is presented below.

Our sales of certain products through our direct sales force to U.K. hospitals are denominated in British Pounds, and our sales to German, Austrian, French, and Irish hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. During 2016 the U.S. Dollar strengthened materially, as compared to the British Pound and Euro and, as a result, our revenues denominated in these currencies decreased when translated into U.S. Dollars. The U.S. Dollar remained strong during the three months ended March 31, 2017. Any further change in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars and, although these sales are not directly impacted by the strong U.S. Dollar, we believe that our distributors may be delaying or reducing purchases of products in U.S. Dollars due to the relative price of these goods in their local currencies.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 2% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This increase was primarily due to an increase in average sales prices, which increased revenues by 2%, and a 3% increase in the volume of milliliters sold, which increased revenues by 1%, partially offset by the unfavorable effect of foreign currency exchange, which decreased revenues by 1%.

The increase in sales volume of surgical sealants for the three months ended March 31, 2017 was primarily due to an increase in sales of BioGlue in Japan, due to increased usage, partially offset by a decrease in sales in U.S. markets.

We are currently seeking regulatory approval for BioGlue in China, and if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues accounted for 55% of total BioGlue revenues for the three months ended March 31, 2017, and 58% of total BioGlue revenues for the three months ended March 31, 2016. BioFoam revenues accounted for less than 1% of surgical sealant revenues for the three months ended March 31, 2017 and 2016. BioFoam is approved for sale in certain international markets.

On-X

On January 20, 2016 CryoLife acquired On-X, an Austin, Texas-based, privately held mechanical heart valve company. The On-X catalogue of products includes the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis. On-X product revenues also include revenues from the distribution of CarbonAid CO2 diffusion catheters and from the sale of Chord-X ePTFE sutures for mitral chordal replacement. On-X products are distributed in both domestic and international markets. On-X also generates revenue from pyrolytic carbon coating products produced for other medical device manufacturers (“OEM”).

On-X product revenues increased 40% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This increase was primarily due to volume increases in the U.S. and our direct markets in Europe. On-X OEM revenues decreased 49% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

On-X product revenues increased 12% for the three months ended March 31, 2017 when compared to On-X’s combined pre- and post-acquisition product revenues for the three months ended March 31, 2016. We believe that the increase in On-X product revenues are due to the success of our direct selling efforts in various domestic and international markets that On-X previously served through distributors and due to increased physician awareness of On-X valves. On-X OEM revenues decreased 56% for the three months ended March 31, 2017, as compared to On-X’s combined pre- and post-acquisition OEM revenues the three months ended March 31, 2016, due to an anticipated decrease in OEM activities for a major OEM customer.

We believe that On-X product revenues for the full year 2017 will increase over On-X’s pre- and post-acquisition product revenues in 2016. We expect to see an increase in the number of implants of On-X valves, as well as an increase in hospital accounts using On-X valves, particularly in our direct sales markets, as our larger sales force educates more physicians and hospitals on the superior clinical benefits of the On-X valves. We further believe that On-X OEM revenues for the full year 2017 will decrease over On-X’s pre- and post-acquisition OEM revenues in 2016 due to an anticipated decrease in OEM activities for a major OEM customer.

CardioGenesis Cardiac Laser Therapy

Revenues from our CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, the sale of laser consoles. Revenues from cardiac laser therapy decreased 20% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This decrease was primarily due to a 15% decrease in unit shipments of handpieces, which decreased revenues by 16% and a decrease in average sales prices, which decreased revenues by 4%. We had no revenues from the sale of laser consoles during either the three months ended March 31, 2017 or March 31, 2016. Cardiac laser therapy is generally used adjunctively with cardiac bypass surgery by a limited number of physicians who perform these procedures. We expect that cardiac laser therapy revenues will decrease for the full year of 2017 as compared to the full year of 2016, due to a projected decrease in handpiece sales. Revenues from laser console sales are difficult to predict and can vary significantly from quarter to quarter.

PerClot

Revenues from the sale of PerClot decreased 17% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This decrease was primarily due to a 15% decrease in the volume of grams sold, which decreased revenues by 13%, the unfavorable effect of foreign currency exchange, which decreased revenues by 3%, and a decrease in average sales prices, which decreased revenues by 1%.

The volume decrease for the three months ended March 31, 2017 was primarily due to a decline in sales of PerClot in both our direct and indirect markets in Europe due to competitive pressures. The decrease in average selling prices for the three months ended March 31, 2017 was primarily due to price reductions to certain customers in Europe as a result of pricing pressures from competitive products.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. We resumed enrollment into the PerClot U.S. clinical trial in the fourth quarter of 2016, and assuming enrollment proceeds as anticipated, we could receive Premarket Approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) in 2019.

PhotoFix

PhotoFix revenues increased 18% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This increase was primarily due to an increase in units sold, which increased revenues by 16%, and an increase in average sales prices, which increased revenues by 2%. The increase in volume for the three months ended March 31, 2017 is primarily due to an increase in the number of implanting physicians when compared to the prior year period, as this product continues to penetrate domestic markets.

PhotoFix is distributed in the U.S. for use in intracardiac repair, including ventricular repair and atrial repair, great vessel repair and suture line buttressing, and pericardial closure.

HeRO Graft and ProCol

On February 3, 2016 we sold our HeRO Graft product line to Merit Medical Systems, Inc. (“Merit”), and we agreed to continue to manufacture the HeRO Graft for Merit for up to six months under a transition supply agreement. Revenues include sales to hospitals through February 3, 2016 and to Merit from that date through the second quarter of 2016. The sales transfer to Merit was completed in the second quarter of 2016, at which time we ceased sales of the HeRO Graft.

On March 18, 2016 we sold our ProCol product line to LeMaitre Vascular, Inc., at which time we ceased sales of these products.

Preservation Services

Revenues from preservation services increased 10% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. A detailed discussion of the changes in cardiac and vascular preservation services revenues is presented below.

Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three months ended March 31, 2017.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, increased 17% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This increase was primarily due to a 9% increase in unit shipments of cardiac tissues, which increased revenues by 14%, and an increase in average service fees, which increased revenues by 3%.

The increase in cardiac volume for the three months ended March 31, 2017 was primarily due to an increase in the volume of cardiac tissue shipments for the three months ended March 31, 2017. The increase in average service fees for the three months ended March 31, 2017 was primarily due to list fee increases in domestic markets and the routine negotiation of pricing contracts with certain customers.

Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets.

Vascular Preservation Services

Revenues from vascular preservation services increased 6% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This increase was primarily due to a 7% increase in vascular tissue shipments, which increased revenues by 8%, partially offset by a decrease in average service fees, which decreased revenues by 2%.

The increase in vascular volume for the three months ended March 31, 2017 was primarily due to an increase in the volume of vascular tissue shipments. The decrease in average service fees for the three months ended March 31, 2017 was primarily due to fee differences due to physical characteristics of vascular tissues and the routine negotiation of pricing contracts with certain customers.

The majority of our vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. These tissues are primarily distributed in domestic markets.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended March 31,
	2017	2016

Cost of products	$8,017	$7,003

Cost of products increased 14% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Cost of products in 2017 and 2016 includes costs related to BioGlue, BioFoam, On-X, CardioGenesis cardiac laser therapy, PerClot, and PhotoFix. Cost of products for the three months ended March 31, 2016 includes HeRO Grafts and ProCol.

Cost of products in the three months ended March 31, 2017 includes $2.0 million in inventory basis step-up expense, primarily related to costs for On-X products re-purchased from previous international and domestic distributors in excess of the unit cost to manufacture the inventory. Cost of products in the three months ended March 31, 2016 includes $565,000 in inventory basis step-up expense, related to the On-X inventory fair value adjustment recorded in purchase accounting.

The increase in cost of products in the three months ended March 31, 2017 was primarily due to additional cost of On-X products discussed above, partially offset by a reduction in cost of products following the sale of the HeRO Graft and ProCol product lines.

Cost of Preservation Services

	Three Months Ended March 31,
	2017	2016

Cost of preservation services	$7,530	$8,392

Cost of preservation services decreased 10% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three months ended March 31, 2017 primarily due to a decrease in the per unit cost of processing tissues that we experienced during 2016, partially offset by an increase in the number of tissue shipments. We expect that the per unit cost of processing tissues will decrease for the full year of 2017 when compared to 2016, as a result of the decrease in the per unit cost of processing tissues that we experienced during 2016.

Gross Margin

	Three Months Ended March 31,
	2017	2016

Gross margin	$29,512	$27,621
Gross margin as a percentage of total revenues	65%	64%

Gross margin increased 7% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This increase was primarily due to increases in tissue margins due to higher revenues and a decrease in the per unit cost of processing tissues, partially offset by decreases in margins for the HeRO Graft and ProCol product lines.

Gross margin as a percentage of total revenues increased in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This increase was primarily due to increases in tissue margins, due to a decrease in the per unit cost of processing tissues, partially offset by the unfavorable impact of the increase in inventory basis step-up expense discussed above.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended March 31,
	2017	2016

General, administrative, and marketing expenses	$22,871	$26,274
General, administrative, and marketing expenses as a percentage of total revenues	51%	61%

General, administrative, and marketing expenses decreased 13% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

General, administrative, and marketing expenses for the three months ended March 31, 2016 included $5.6 million in transaction and integration costs primarily related to the acquisition of On-X on January 20, 2016, which include, among other costs, expenses related to the termination of international and domestic distribution agreements.

Research and Development Expenses

	Three Months Ended March 31,
	2017	2016

Research and development expenses	$4,093	$2,609
Research and development expenses as a percentage of total revenues	9%	6%

Research and development expenses increased 57% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Research and development spending in these periods was primarily focused on clinical work with respect to PerClot, NeoPatchTM, On-X products, and BioGlue.

Gain from Sale of Business Components

Gain from sale of business components for the three months ended March 31, 2016 consisted of the net of an $8.8 million gain on the HeRO Sale and an $845,000 loss on the ProCol Sale. We sold our HeRO Graft and ProCol product lines during the first quarter of 2016.

Interest Expense

Interest expense was $801,000 and $717,000 for the three months ended March 31, 2017 and 2016, respectively. Interest expense in the 2017 and 2016 periods included interest on debt and uncertain tax positions. The increase in interest expense in 2017 was due to a full quarter of interest on borrowings under the $75 million term loan we entered into in January 2016 to finance, in part, the acquisition of On-X.

Earnings

	Three Months Ended March 31,
	2017	2016

Income before income taxes	$1,744	$6,057
Income tax (benefit) expense	(479)	3,516

Net income	$2,223	$2,541

Diluted income per common share	$0.06	$0.08

Diluted weighted-average common shares outstanding	33,604	31,771

Income before income taxes decreased in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decrease in income before income taxes for the three months ended March 31, 2017 was primarily due to the gain from sale of business components in 2016, which did not recur in 2017.

Our effective income tax rate was a benefit of approximately 27% for the three months ended March 31, 2017, as compared to an expense of 58% for the three months ended March 31, 2016. Our income tax rate for the three months ended March 31, 2017 was favorably affected by excess tax benefits, primarily related to the exercise of non-qualified stock options and the vesting of stock awards, which decreased income tax expense by approximately $1.1 million.

Our income tax rate for the three months ended March 31, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition and by book-to-tax basis differences related to the HeRO Sale.

Net income and diluted income per common share decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 primarily due to the decrease in income before income taxes, partially offset by a decrease in income tax expense as discussed above.

Seasonality

We believe the demand for BioGlue is seasonal, with a decline in demand generally occurring in the third quarter followed by stronger demand in the fourth quarter. We believe that this trend for BioGlue may be due to the summer holiday season in Europe and the U.S. We further believe that demand for BioGlue in Japan may continue to be lowest in the second quarter of each year due to distributor ordering patterns driven by the slower summer holiday season in Japan.

We are uncertain whether the demand for On-X products, PerClot, or PhotoFix will be seasonal, as these products have not fully penetrated many markets and, therefore, the nature of any seasonal trends may be obscured.

We do not believe the demand for CardioGenesis cardiac laser therapy is seasonal, as our data does not indicate a significant trend.

Demand for our cardiac preservation services has traditionally been seasonal, with peak demand generally occurring in the third quarter. We believe that this trend for cardiac preservation services is primarily due to the high number of surgeries scheduled during the summer months for school-aged patients. Based on experience in recent years, we believe that this trend is lessening as we are distributing a higher percentage of our tissues for use in adult populations.

Our demand for our vascular preservation services is seasonal, with lowest demand generally occurring in the fourth quarter. We believe this trend for vascular preservation services is primarily due to fewer vascular surgeries being scheduled during the winter holiday months.

Liquidity and Capital Resources

Net Working Capital

As of March 31, 2017 net working capital (current assets of $149.2 million less current liabilities of $28.1 million) was $121.1 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, compared to net working capital of $117.1 million and a current ratio of 5 to 1 at December 31, 2016.

Overall Liquidity and Capital Resources

Our primary cash requirements for the three months ended March 31, 2017 were general working capital needs, capital expenditures for facilities and equipment, and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves and our operating activities, which generated cash during the period.

We believe that our cash from operations and existing cash and cash equivalents will enable us to meet our current operational liquidity needs for at least the next twelve months. Our future cash requirements are expected to include interest and principal payments under our debt agreement, expenditures for clinical trials, additional research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes, and they may include cash to fund business development activities. These items may have a significant effect on our cash flows during the next twelve months. Subject to the terms of our credit facility and other obligations of the Company, we may seek additional borrowing capacity or financing, pursuant to our current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If we undertake any significant business development activity in 2017, we may need to finance such activities by drawing down monies under our credit agreement, discussed below, obtaining additional debt financing, or using a registration statement to sell equity securities.

There can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us.

Significant Sources and Uses of Liquidity

In connection with the closing of the On-X acquisition, on January 20, 2016 CryoLife and certain of our subsidiaries entered into the Third Amended and Restated Credit Agreement (“Amended Debt Agreement”) with Capital One, National Association. Capital One Financial Corporation acquired GE Capital’s Healthcare Financial Services lending business in late 2015. The designated credit parties are Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association. The Amended Debt Agreement amended and restated our prior credit agreement and provides us with a senior secured credit facility in an aggregate principal amount of $95 million, which includes a $75 million term loan and a $20 million revolving credit facility (including a $4 million letter of credit sub-facility and a $3 million swing-line sub-facility). The $75 million term loan was used to finance, in part, the acquisition of On-X and will mature on January 20, 2021. CryoLife and our domestic subsidiaries, subject to certain exceptions and exclusions, have guaranteed the obligations of the Amended Debt Agreement. Borrowings under the Amended Debt Agreement are secured by substantially all of CryoLife’s, and certain of its subsidiaries,’ real and personal property. As of March 31, 2017 the remaining availability on our revolving credit facility was $20.0 million.

As of March 31, 2017 approximately 6% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2017, as compared to $1.4 million for the three months ended March 31, 2016.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the three months ended March 31, 2017 these non-cash items included $2.2 million in depreciation and amortization expenses and $1.8 million in non-cash compensation.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2017 these changes included an unfavorable adjustment of $1.4 million due to increases in inventory balances and deferred preservation costs; $1.6 million due to timing differences between recording accounts payable, accrued expenses, and other liabilities and the payment of cash; and $1.1 million due to increases in prepaid expenses and other assets, partially offset by a favorable effect of $1.1 million due to the timing difference between recording receivables and the receipt of cash.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2017, as compared to $67.2 million for the three months ended March 31, 2016. The prior year cash used was primarily due to $91.2 million for the acquisition of On-X, net of cash acquired. The current year cash used was primarily due to $2.0 million in capital expenditures, partially offset by $740,000 in proceeds related to the HeRO Sale.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $483,000 for the three months ended March 31, 2017, as compared to cash provided of $73.1 million for the three months ended March 31, 2016. The prior year cash provided was primarily due to $75.0 million in proceeds from the issuance of a term loan, which was used to finance, in part, the acquisition of On-X, partially offset by $2.3 million in debt issuance costs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of March 31, 2017 were as follows (in thousands):

	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations	$73,125	$4,410	$3,750	$3,750	$5,156	$56,059	$--
Operating leases	24,385	3,282	4,788	4,736	4,139	3,652	3,788
Interest payments	8,539	1,829	2,323	2,192	2,036	159	--
Research obligations	7,592	4,675	2,460	163	159	135	--
Purchase commitments	3,143	1,377	1,642	124	--	--	--
Contingent payments	1,000	--	--	1,000	--	--	--
Other long-term liabilities	535	517	18	--	--	--	--

Total contractual obligations	$118,319	$16,090	$14,981	$11,965	$11,490	$60,005	$3,788

Our long-term debt obligations and interest payments obligations result from scheduled principal payments and anticipated interest payments related to our Amended Debt Agreement.

Our operating lease obligations result from the lease of land and buildings that comprise our corporate headquarters and manufacturing facilities, leases related to additional office and warehouse space, leases on our vehicles, and leases on a variety of office equipment.

Our research obligations represent commitments for ongoing studies and payments to support research and development activities.

Our purchase commitments include obligations from agreements with suppliers, one of which is the minimum purchase requirements for PerClot under a worldwide distribution agreement (the “Distribution Agreement”) with Starch Medical, Inc. Pursuant to the terms of the Distribution Agreement, we may terminate that agreement, including the minimum purchase requirements set forth in the agreement for various reasons, one of which is if we obtain FDA approval for PerClot. These minimum purchases are included in the table above through 2018, based on the assumption that we will not terminate the Distribution Agreement before our target date for receiving FDA approval for PerClot in 2019. However, if we do not obtain FDA approval for PerClot, and if we choose not to terminate the Distribution Agreement, CryoLife may have minimum purchase obligations of up to $1.75 million per year through the end of the contract term in 2025.

The contingent payments obligation includes payments that we may make if certain U.S. regulatory approvals and certain commercial milestones are achieved related to our transaction with SMI for PerClot.

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, as no assessments have been made for specific litigation, and (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $3.7 million, as no specific assessments have been made by any taxing authorities.

Capital Expenditures

Capital expenditures were $2.0 million and $820,000 for the three months ended March 31, 2017 and 2016, respectively. Capital expenditures in the three months ended March 31, 2017 were primarily related to the routine purchases of manufacturing and tissue processing equipment; leasehold improvements needed to support our business; computer software; and computer and office equipment.

Risks and Uncertainties

See the risks identified in Part II, Item 1A of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $58.9 million as of March 31, 2017 and interest paid on the outstanding balances, if any, of our revolving credit facility and $73.1 million term loan balance. A 10% adverse change in interest rates, as compared to the rates experienced by us in the three months ended March 31, 2017, affecting our cash and cash equivalents, restricted cash and securities, $73.1 million term loan balance, and revolving credit facility would not have a material effect on our financial position, profitability, or cash flows.

Foreign Currency Exchange Rate Risk

We have balances, such as cash, accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency denominated balances are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of cash or funds that we will receive in payment for assets or that we would have to pay to settle liabilities. As a result, we could be required to record these changes as gains or losses on foreign currency translation.

We have revenues and expenses that are denominated in foreign currencies. Specifically, a portion of our international BioGlue, On-X, and PerClot revenues are denominated in British Pounds and Euros, and a portion of our general, administrative, and marketing expenses are denominated in British Pounds, Euros, Swiss Francs, and Singapore Dollars. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result, we could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates.

An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2017, affecting our balances denominated in foreign currencies, would not have had a material effect on our financial position, profitability, or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by the Company for the three months ended March 31, 2017, affecting our revenue and expense transactions denominated in foreign currencies, would not have had a material effect on our financial position, profitability, or cash flows.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures (“Disclosure Controls”) as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. These Disclosure Controls are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

Our management, including the Company’s President and CEO and the Company’s Executive Vice President of Finance, Chief Operating Officer, and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Our Disclosure Controls have been designed to provide reasonable assurance of achieving their objectives.

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of March 31, 2017, the CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S.

Securities and Exchange Commission’s rules and forms. During the quarter ended March 31, 2017 there were no changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending, or known by us to be contemplated, to which we are a party or to which any of our property is subject, that is required to be disclosed.

Item 1A.  Risk Factors.

Risks Relating To Our Business

We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting them.

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, representing approximately 35% and 36% of revenues in the three months ended March 31, 2017 and 2016, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

Tissue preservation services are a significant source of our revenues, representing 39% and 37% of revenues in the three months ended March 31, 2017 and 2016, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

●	Source sufficient quantities of some tissue types from human donors or address potential excess supply of other tissue types. We rely primarily upon the efforts of third-party procurement organizations, tissue banks (most of which are not-for-profit), and others to educate the public and foster a willingness to donate tissue. Factors beyond our control such as supply, regulatory changes, negative publicity concerning methods of tissue recovery or disease transmission from donated tissue, or public opinion of the donor process as well as our own reputation in the industry can negatively impact the supply of tissue;

●	Process donated tissue cost effectively or at all due to factors such as employee turnover, ineffective or inefficient operations, or an insufficiently skilled workforce;

●	Compete effectively in tissue preservation services, as our competitors may have advantages over us in terms of cost structure, pricing, back-office automation, marketing, and sourcing tissue; or

●	Mitigate sufficiently the risk that processed tissue cannot be sterilized and hence carries an inherent risk of infection or disease transmission; there is no assurance that our quality controls will be adequate to mitigate such risk.

In addition, U.S. and foreign governments and regulatory agencies have adopted restrictive laws, regulations, and rules that apply to our tissue preservation services. These include but are not limited to:

●	The National Organ Transplant Act of 1984 or “NOTA”, which prohibits the acquisition or transfer of human organs for valuable consideration for use in human transplantation, but allows for the payment of reasonable expenses associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of human organs;

●	U.S. Department of Labor, Occupational Safety and Health Administration, and U.S. Environmental Protection Agency requirements for prevention of occupational exposure to infectious agents and hazardous chemicals and protection of the environment; and

●	European Union directives, called the “EUCTD”, which require that countries in the European Economic Area take responsibility for regulating tissues and cells through a Competent Authority.

Any of these laws, regulations, and rules or others could change, our interpretation of them could be challenged by U.S., state, or foreign governments and regulatory agencies, or these governments and regulatory agencies could adopt more restrictive laws or regulations in the future regarding tissue preservation services that could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

We may not realize all of the anticipated benefits of the On-X acquisition.

On January 20, 2016 we acquired On-X at a price of $128.2 million, subject to certain adjustments, which is the largest acquisition we have ever made. Pursuant to the acquisition, we borrowed $75.0 million through a senior secured credit facility, subject to certain restrictions on our business, and we issued shares of common stock worth, at the time, approximately $34.6 million.

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

Many of these factors are outside of our control and any one of them could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially, adversely impact our business, financial condition, profitability, and cash flows. As a result of these or other factors, we may not realize the full benefits of the acquisition, including achieving anticipated sales, capitalizing on the U.S. Food and Drug Administration (“FDA”)’s approved reduced international normalized ratio (“INR”) indication and other growth opportunities, capturing market share from major competitors, all of whom are substantially larger and better resourced than CryoLife, or realizing expected synergies and costs savings. These benefits may not be achieved within the anticipated time frame or at all. Any of these factors could negatively impact our earnings per share, decrease or delay the expected accretive effect of the acquisition, and negatively impact the price of our common stock. In addition, if we fail to realize the anticipated benefits of the acquisition, we could experience an interruption or loss of momentum in our existing business activities, which could adversely affect our revenues, financial condition, profitability, and cash flows.

We are significantly dependent on our revenues from On-X and are subject to a variety of risks affecting them.

On-X is a significant source of our revenues, representing 20% and 16% of revenues in the three months ended March 31, 2017 and 2016, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●	Our ability to achieve anticipated On-X revenues;

●	Our ability to capitalize on the FDA’s approved reduced INR indication;

●	Our ability to overcome high levels of inventory in certain markets;

●	Our ability to compete effectively with our major competitors, as they may have advantages over us in terms of cost structure, pricing, sales force footprint, and brand recognition;

●	Our ability to manage the risks associated with less favorable contract terms for On-X products on consignment at hospitals with more bargaining power;

●	Changes in technology that may impact the market for mechanical heart valve and transcatheter aortic valve replacement, or “TAVR” devices; and
●	Enhanced regulatory enforcement activities that could cause interruption in our ability to commercialize On-X products.

Our revenues for the On-X ascending aortic prosthesis (“AAP”) in Europe may continue to be adversely affected by regulatory enforcement activities regarding the On-X AAP’s CE Mark.

On November 22, 2016, we received a letter from LNE/G-Med (“G-Med”), which acts as our Notified Body for the On-X product line, indicating that it was temporarily suspending the CE Mark for the On-X AAP in the European Economic Area (“EEA”), due to an allegedly untimely and allegedly deficient plan by us to address certain technical documentation issues found by G-Med during a review and renewal of the design examination certificate for the On-X AAP. On April 13, 2017, we received another letter from G-Med, indicating that it had reviewed our responses to its requests and that the CE Mark suspension will remain in effect pending G-Med’s review of additional information that is to be provided by April 30, 2017. Failure to lift this suspension of the CE Mark for the On-X AAP in the EEA could have a material adverse effect on EEA revenues in 2017.

Our investment in PerClot is subject to significant risks, and our ability to fully realize our investment is dependent on our ability to obtain FDA approval and to successfully commercialize PerClot in the U.S. either directly or indirectly.

In 2010 and 2011, we entered into various agreements with Starch Medical, Inc. (“SMI”) pursuant to which, among other things, we (a) may distribute PerClot in certain international markets and are licensed to manufacture PerClot in the U.S.; (b) acquired some technology to assist in the production of a potentially key component in the manufacture of PerClot; and (c) obtained the exclusive right to pursue, obtain, and maintain FDA Premarket Approval (“PMA”) for PerClot. The initial consideration under those SMI agreements was approximately $8.0 million paid in cash and stock. We made additional payments of $1.75 million through 2016 and may pay contingent amounts of up to an additional $1.0 million if certain U.S. regulatory and other commercial milestones are achieved. We may also pay SMI, subject to certain offsets, royalties on our future sales of PerClot that we manufacture.

In March 2014, we received approval of our investigational device exemption (“IDE”) for PerClot from the FDA, pursuant to which we began, in the first half of 2015, our pivotal clinical trial for surgical indications in the U.S. We began enrollment in the trial in the second quarter of 2015 but later suspended enrollment pending consultation with the FDA regarding the trial protocol. These discussions resulted in two amendments to the trial protocol, the last of which was approved by the FDA in July 2016.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. We resumed enrollment into the PerClot U.S. clinical trial in the fourth quarter of 2016, and assuming enrollment proceeds as anticipated, we could receive PMA from the FDA in 2019. Under our agreements with SMI, SMI may seek to terminate our exclusive license to pursue, obtain, and maintain the PMA if we do not secure such approval for PerClot by October of 2017 and if the parties are unable to modify this provision of the agreement through contractually required negotiations. Even though the FDA has approved the revised protocol, we may not be able to continue, or may elect to discontinue, the pivotal clinical trial. Finally, we are subject to the terms of our resolution with Medafor, which resulted from an April 28, 2014 declaratory judgment lawsuit regarding our manufacture, use, offer for sale, and sale of PerClot in the U.S. and Medafor’s U.S. Patent No. 6,060,461. Under the terms of the resolution with Medafor, we are precluded from marketing, selling, or distributing PerClot in the U.S. until February 8, 2019, even if we obtain FDA PMA for PerClot before that date.

We cannot sell PerClot for surgical indications in the U.S. in future years unless, and until, we obtain FDA approval and only after the Medafor injunction has expired on February 8, 2019. Failure to obtain FDA approval could materially, adversely affect our financial condition, anticipated future revenues, and profitability. There is no guarantee that we will obtain FDA approval when anticipated, or at all. The estimated timing of regulatory approval for PerClot is based on factors beyond our control, including but not limited to, the pace of enrollment in the pivotal clinical trial and the approval process may be delayed because of unforeseen scheduling difficulties and unfavorable results at various stages in the pivotal clinical trial or the process. Management may also decide to delay or terminate our pursuit of U.S. regulatory approval for PerClot at any time due to changing conditions at CryoLife, in the marketplace, or in the economy in general.

Finally, even if we receive FDA PMA for PerClot, we may be unsuccessful in selling PerClot in the U.S. as competitors may have substantial market share or significant market protections due to contracts, among other things. We may also be unsuccessful in selling in countries other than the U.S. due, in part, to a proliferation in other countries of multiple generic competitors, SMI’s breach of its contractual obligations, or the lack of adequate intellectual property protection or enforcement. Any of these occurrences could materially, adversely affect our future revenues, financial condition, profitability, and cash flows.

Reclassification by the FDA of CryoValve® SGPV may make it commercially infeasible to continue processing the CryoValve SGPV.

In October 2014 the FDA convened an advisory committee meeting to consider the FDA’s recommendation to re-classify more than minimally manipulated (“MMM”) allograft heart valves from an unclassified medical device to a Class III medical device. The class of MMM allograft heart valves includes our CryoValve SG pulmonary heart valve (“CryoValve SGPV”). At the meeting, a majority of the advisory committee panel recommended to the FDA that MMM allograft heart valves be re-classified as a Class III product. We expect that the FDA will issue a proposal for reclassification of MMM allograft heart valves, which will be subject to a public comment period before finalization. After publication of the reclassification rule, we expect to have thirty months to submit for an FDA PMA, after which the FDA will determine if, and for how long, we may continue to provide these tissues to customers. To date, the FDA has not issued a proposed reclassification for MMM allograft heart valves.

We have continued to process and ship our CryoValve SGPV tissues. However, if the FDA ultimately classifies our CryoValve SGPV as a Class III medical device, we anticipate requesting a meeting with the FDA to determine the specific requirements to file for and obtain a PMA, and we will determine an appropriate course of action in light of those requirements. If there are delays in obtaining the PMA, if we are unsuccessful in obtaining the PMA, or if the costs associated with these activities are significant, this could materially, adversely affect our revenues, financial condition, profitability, and/or cash flows in future periods. In addition, we could decide that the requirements for obtaining a PMA make continued processing of the CryoValve SGPV infeasible, necessitating that we discontinue distribution of these tissues.

Our investment in PhotoFix is subject to a variety of risks.

In April 2016 we exercised our option and acquired the PhotoFix product line from Genesee Biomedical, Inc. (“GBI”). We began distribution of PhotoFix in the first quarter of 2015 and have continued to sell PhotoFix after the acquisition.

Simultaneously with our acquisition of the PhotoFix product line, we entered into a Transition Supply Agreement with GBI, pursuant to which GBI will continue to manufacture product for us until we have completed the transfer of manufacturing operations to us. During this transition period, we are reliant on GBI to produce quality products in the quantities we and our customers require. If GBI experiences quality, supply, or production challenges, its products could be subject to recall or other quality action; its business operations and/or its facilities that make the products could be shut down temporarily or permanently, whether by government order, natural disaster, or otherwise; and there may not be sufficient product to enable us to meet demand. Even though we have acquired PhotoFix, we may be unable to continue the manufacturing, marketing, or distribution of the product consistent with our current projections or within the time frame anticipated. Further, we may be unable to secure anticipated approvals from the FDA or international regulatory bodies to remove certain labelling restrictions or to be able to commercialize PhotoFix in key international markets, such as Europe. Any of these occurrences or actions could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

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

Certain of the materials, supplies, and services that are key components of our product manufacturing or our tissue processing are sourced from single vendors. As a result, our ability to negotiate favorable terms with those vendors may be limited, and if those vendors experience operational, financial, quality, or regulatory difficulties, or those vendors and/or their facilities cease operations temporarily or permanently, we could be forced to cease product manufacturing or tissue processing until the vendors resume operations or alternative vendors could be identified and qualified. We could also be forced to purchase alternative materials, supplies, or services with unfavorable terms due to diminished bargaining power. We also conduct substantially all of our operations at two facilities: Austin, Texas, for our On-X product line, and Kennesaw, Georgia, for all our other products. If one of these facilities ceases operations temporarily or permanently, due to natural disaster or other reason, our business could be substantially disrupted.

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

We operate in highly competitive market segments, face competition from large, well-established medical device companies with significant resources, and may not be able to compete effectively.

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

A significant percentage of market revenues from these products was generated by Baxter International Inc., Ethicon (a Johnson & Johnson Company), Medtronic, Inc., Abbott Laboratories, LivaNova PLC, Edwards Life Sciences Corp., C.R. Bard, Inc., Integra Life Sciences Holdings, or LifeNet. Several of our competitors enjoy competitive advantages over us, including:

●	Greater financial and other resources for product research and development, sales and marketing, acquisitions, and patent litigation;
●	Enhanced experience in, and resources for, launching, marketing, distributing, and selling products;
●	Greater name recognition as well as more recognizable trademarks for products similar to the products that we sell;

●	More established record of obtaining and maintaining FDA and other regulatory clearances or approvals for products and product enhancements;
●	More established relationships with healthcare providers and payors;
●	Lower cost of goods sold or preservation costs;
●	Advanced systems for back office automation, product development, and manufacturing, which may provide certain cost advantages; and
●	Larger direct sales forces and more established distribution networks.

Our competitors may develop services, products, or processes with significant advantages over the products, services and processes that we offer or are seeking to develop, and our products and tissues may not be able to compete successfully. If we are unable to successfully market and sell innovative and in-demand products and services, our competitors may gain competitive advantages that may be difficult to overcome. In addition, consolidation among our competitors may make it more difficult for us to compete effectively. If we fail to compete effectively, this could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

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

Our business and future growth depend on the continued use of our products for specific approved uses. Generally, unless the products are approved or cleared by FDA for the alternative uses, the FDA contends that we may not make claims about the safety or effectiveness of our products, or promote them, for such uses. Such limitations present a risk that FDA or other federal or state law enforcement authorities could determine that the nature and scope of our sales, marketing, and/or support activities, though designed to comply with all FDA requirements, constitute the promotion of our products for an unapproved use in violation of the Federal Food, Drug, and Cosmetic Act. We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, arrangements with institutions and doctors, educational and training programs, and other activities. Investigations concerning the promotion of unapproved uses and related issues are typically expensive, disruptive, and burdensome and generate negative publicity. If our promotional activities are found to be in violation of the law, we may face significant fines and penalties and may be required to change substantially our sales, promotion, grant, and educational activities. There is also a possibility that we could be enjoined from selling some or all of our products for any unapproved use. In addition, as a result of an enforcement action against us or our executive officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid.

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

Our products and tissues allegedly have caused, and may in the future cause, injury to patients using our products or tissues, and we have been, and may be, exposed to product and tissue processing liability claims. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. In addition, our product and tissue processing liability insurance policies do not include coverage for any punitive damages. Although we have insurance for product and tissue processing liabilities, securities, property, and general liabilities, it is possible that:

●	We could be exposed to product and tissue processing liability claims and security claims greater than the amount that we have insured;
●	We may be unable to obtain future insurance policies in an amount sufficient to cover our anticipated claims at a reasonable cost or at all; or
●	Because we are not insured against all potential losses, uninsured losses due to natural disasters or other catastrophes could adversely impact our business.

Any product liability claim, with or without merit, could result in an increase in our product insurance rates or our inability to secure coverage on reasonable terms, if at all. Even in the absence of a claim, our insurance rates may rise in the future due to market, industry, or other factors. Any product liability claim, even a meritless or unsuccessful one, would be time-consuming and expensive to defend and could result in the diversion of our management’s attention from our business and result in adverse publicity, withdrawal of clinical trial participants, injury to our reputation, and loss of revenue.

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

We have obtained licenses from third parties for certain patents and patent application rights, including rights related to our PerClot technologies. These licenses allow us to use intellectual property rights owned by or licensed to these third parties. We do not control the maintenance, prosecution, enforcement, or strategy for many of these patents or patent application rights and as such are dependent in part on the owners of the intellectual property rights to maintain their viability. Their failure to do so could significantly impair our ability to exploit those technologies.

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

Our strategic plan is focused on four growth vectors, primarily in the cardiac surgery segment, which are expected to drive our business in the near term. These growth vectors and their key elements are described below:

●	New Products – Drive growth through new products including the On-X heart valve;
●	New Indications – Broaden the reach of certain of our products, including the On-X heart valve and BioGlue, with new or expanded approvals and indications in the U.S. or in international markets;
●	Global Expansion – Expand our current products and services into new markets, including emerging markets, and accelerate growth by developing new direct sales territories overseas; and
●	Business Development – Selectively pursue potential acquisition, licensing, or distribution rights of companies or technologies that complement CryoLife’s existing products, services, and infrastructure and expand our footprint in the cardiac surgery space, such as the recent acquisition of On-X, as well as divestitures of certain of our non-cardiac surgery product lines, such as the HeRO Graft in 2016, and licensing of products developed internally with non-cardiac applications. To the extent we identify new non-core products or additional applications for our core products, we may attempt to license these products to corporate partners for further development or seek funding from outside sources to continue commercial development.

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

Our charges to earnings resulting from acquisition, restructuring, and integration costs may materially adversely affect the market value of our common stock.

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

We are dependent on our key personnel.

Our business and future operating results depend in significant part upon the continued contributions of our key personnel, including qualified personnel with medical device and tissue processing experience, and senior management with experience in the medical device or tissue processing space, many of whom would be difficult to replace. Our business and future operating results, including production at our manufacturing and tissue processing facilities, also depend in significant part on our ability to attract and retain qualified management, operations, processing, marketing, sales, and support personnel for our operations. Our main facilities are in Kennesaw, Georgia and Austin, Texas, where the local supply of qualified personnel in the medical device and tissue processing industries is limited. Competition for such personnel is intense, and we cannot ensure that we will be successful in attracting and retaining such personnel. If we lose any key employees, if any of our key employees fail to perform adequately, or if we are unable to attract and retain skilled employees as needed, this could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

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

We rely upon a combination of sophisticated information technology systems and traditional recordkeeping to operate our business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including, but not limited to, personal information, intellectual property and, in some instances, patient data). We have also outsourced elements of our operations to third parties, including elements of our information technology infrastructure and, as a result, we manage a number of independent vendor relationships with third parties who may or could have access to our confidential information. Our information technology and information security systems and records are potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors. Our information technology and information security systems are also potentially vulnerable to malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we have invested significantly in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. For example, although we have taken security precautions and are assessing additional precautions to provide greater data security, certain data may be vulnerable to loss in a catastrophic event. We have only limited cyber-insurance coverage that will not cover a number of the events described above and this insurance is subject to deductibles and coverage limitations, and we may not be able to maintain this insurance. We thus have no insurance for most of the claims that could be raised and, for those where we have coverage, those claims could exceed the limits of our coverage. Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business, and reputational harm to us or allow third parties to gain material, inside information that they may use to trade in our securities.

Healthcare policy changes, including U.S. healthcare reform legislation signed in 2010, may have a material, adverse effect on us.

In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payers to control these costs and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material, adverse effect on our financial condition and profitability.

The Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 imposed significant new taxes on medical device makers in the form of a 2.3 percent excise tax on all U.S. medical device sales that commenced in January 2013. While this tax has been suspended for 2016 and 2017, there is no guarantee that the excise tax will not be reinstated and the underlying legislation might not be repealed or replaced despite the outcome of 2016 U.S. Presidential and Congressional election. On January 20, 2017, President Trump issued an executive order titled “Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” More recently, however, a Congressional effort to repeal and replace the ACA failed and it is unclear whether Congress will seek to pass other replacements for the ACA and what they might contain. The impact of the executive order and the future of the ACA remain unclear. There are many programs and requirements for which the details have not yet been fully established or the consequences are not fully understood. These proposals may affect aspects of our business. We cannot predict what further reform proposals, if any, will be adopted, when they will be adopted, or what impact they may have on us. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and profitability.

Our sales are affected by challenging domestic and international economic and geopolitical conditions and their constraining effect on hospital budgets, and demand for our products and tissue preservation services could decrease in the future, which could materially, adversely affect our business.

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

Our sales may also be affected by challenging economic and geopolitical conditions in countries around the world, in addition to the U.S., particularly in countries where we have significant BioGlue or On-X heart valve sales or where BioGlue or the On-X heart valve is still in a growth phase. These factors could materially, adversely affect our revenues, financial condition, and profitability.

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

As noted above, we are currently engaged in a PMA clinical trial for PerClot, as well as clinical trials in China for BioGlue and in the U.S. for the On-X valve. Each of these trials is subject to the risks outlined herein.

We cannot give assurance that the relevant regulatory agencies will clear or approve these or any new products and services, or new indications, on a timely basis, if ever, or that the new products and services, or new indications, will adequately meet the requirements of the applicable market or achieve market acceptance. We may encounter delays or rejections during any stage of the regulatory approval process if clinical or other data fails to demonstrate satisfactorily compliance with, or if the service or product fails to meet, the regulatory agency’s requirements for safety, efficacy, and quality, or the regulatory agency otherwise has concerns about our quality or regulatory compliance. Regulatory requirements for safety, efficacy, and quality may become more stringent due to changes in applicable laws, regulatory agency policies, or the adoption of new regulations. Clinical trials may also be delayed or halted due to the following, among other factors:

●	Unanticipated side effects;
●	Lack of funding;
●	Inability to locate or recruit clinical investigators;
●	Inability to locate, recruit, and qualify sufficient numbers of patients;
●	Redesign of clinical trial programs;
●	Inability to manufacture or acquire sufficient quantities of the products, tissues, or any other components required for clinical trials;
●	Changes in development focus; or
●	Disclosure of trial results by competitors.

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

Most of our customers, and the healthcare providers to whom our customers supply medical devices, rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components we manufacture or assemble are used. Healthcare providers, facilities, and government agencies are unlikely to purchase our products or implant our tissues if they are not adequately reimbursed for these procedures. Unless a sufficient amount of peer-reviewed clinical data about our products and preservation services has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. The continuing efforts of governmental authorities, insurance companies, and other payers of healthcare costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may impose restrictions on the procedures for which they will provide reimbursement. If healthcare providers cannot obtain sufficient reimbursement from third-party payors for our products or preservation services or the screenings conducted with our products, we may not achieve significant market acceptance. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing healthcare payment systems. Reimbursement, funding, and healthcare payment systems vary significantly by country. We may not obtain approvals for reimbursement in a timely manner or at all.

We are subject to various federal and state anti-kickback, self-referral, false claims privacy, and transparency laws, and similar laws, any breach of which could cause a material, adverse effect on our business, financial condition, and profitability.

Our relationships with physicians, hospitals, and other healthcare providers are subject to scrutiny under various federal anti-kickback, self-referral, false claims, privacy, and transparency laws, and similar laws, often referred to collectively as healthcare compliance laws. Healthcare compliance laws are broad, can be ambiguous, and are complex, and even minor inadvertent violations can give rise to claims that the relevant law has been violated. Possible sanctions for violation of these healthcare compliance laws include monetary fines, civil and criminal penalties, exclusion from federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers’ compensation programs, and TRICARE (the healthcare system administered by or on behalf of the U.S. Department of Defense for uniformed services beneficiaries, including active duty and their dependents and retirees and their dependents), and forfeiture of amounts collected in violation of such prohibitions. Any government investigation or a finding of a violation of these laws could result in a material, adverse effect on our business, financial condition, and profitability.

Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid, or other government-sponsored healthcare programs. We have entered into consulting agreements, speaker agreements, research agreements, and product development agreements with healthcare professionals, including some who may order our products or make decisions to use them. While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties. We have also adopted the AdvaMed Code of Conduct into our Code of Business Conduct, which governs our relationships with healthcare professionals, including our payment of travel and lodging expenses, research and educational grant procedures, and sponsorship of third-party conferences. In addition, we have conducted training sessions on these principles. However, there can be no assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws or that one or more of our employees or agents will not disregard the rules we have established. Because our strategy relies on the involvement of healthcare professionals who consult with us on the design of our products, perform clinical research on our behalf, or educate the market about the efficacy and uses of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with healthcare professionals, who refer or order our products, to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of the healthcare professionals we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally funded healthcare programs, including Medicare and Medicaid, for noncompliance.

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

The Physician Payments Sunshine Act and similar state laws require us to annually report in detail certain payments and “transfer of value” from us to healthcare professionals, such as reimbursement for travel and meal expenses or compensation for services provided such as training, consulting, and research and development. This information is then posted on the website of the Center of Medicare and Medicaid Services (“CMS”). Certain states also prohibit some forms of these payments, require adoption of marketing codes of conduct, and regulate our relationships with physicians and other referral sources.

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

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

Many healthcare industry companies, including health care systems, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our financial condition, profitability, and/or cash flows would suffer.

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

Our federal tax net operating loss and general business credit carryforwards include acquired net operating loss carryforwards. Such acquired net operating loss carryforwards will be limited in future periods due to a change in control of our former subsidiaries Hemosphere, Inc. (“Hemosphere”) and Cardiogenesis Corporation, as mandated by Section 382 of the Internal Revenue Code of 1986, as amended. We believe that our acquisitions of these companies each constituted a change in control, and that prior to our acquisition, Hemosphere had experienced other equity ownership changes that should be considered a change in control. We also acquired net operating loss carryforwards in the acquisition of On-X Life Technologies that are limited under Section 382. However, we believe that such net operating loss carryforwards from On-X will be fully realizable prior to expiration. The deferred tax assets recorded on our Consolidated Balance Sheets exclude amounts that it expects will not be realizable due to these changes in control. A portion of the acquired net operating loss carryforwards is related to state income taxes for which management believes it is more likely than not that these deferred tax assets will not be realized. Therefore, we recorded a valuation allowance against these state net operating loss carryforwards. Limitations on our federal tax net operating loss and general business credit carryforwards could result in greater future income tax expense and adversely impact future cash flows.

Our operating results may fluctuate significantly on a quarterly or annual basis as a result of a variety of factors, many of which are outside our control.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

●	Changes in demand for the products we sell;

●	Increased product and price competition, due to the announcement or introduction of new products by our competitors, market conditions, the regulatory landscape, or other factors;

●	Changes in the mix of products we sell;

●	Availability of materials and supplies, including donated tissue used in preservation services;

●	Our pricing strategy with respect to different product lines;

●	Strategic actions by us, such as acquisitions of businesses, products, or technologies;

●	Effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;

●	The divestiture or discontinuation of a product line or other revenue generating activity;

●	The relocation and integration of manufacturing operations and other strategic restructuring;

●	Regulatory actions that may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

●	Failure of government and private health plans to adequately and timely reimburse the users of our products;

●	Costs incurred by us in connection with the termination of contractual and other relationships, including distributorships;

●	Our ability to collect outstanding accounts receivable in selected countries outside of the U.S.;

●	The expiration or utilization of deferred tax assets such as net operating loss carryforwards;

●	Market reception of our new or improved product offerings; and

●	The loss of any significant customer, especially in regard to any product that has a limited customer base.

We have based our current and future expense levels largely on our investment plans and estimates of future events, although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue relative to our planned expenditures would have an immediate adverse effect on our business, results of operations, and financial condition. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions that could have a material and adverse effect on our business, results of operations, and financial condition. Due to the foregoing factors, some of which are not within our control, the price of our common stock may fluctuate substantially. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe the quarterly comparisons of our financial results are not always meaningful and should not be relied upon as an indication of our future performance.

Risks Related to Ownership of our Common Stock

We do not anticipate paying any dividends on our common stock for the foreseeable future.

In December 2015 our Board of Directors discontinued dividend payments on our common stock for the foreseeable future. If we do not pay cash dividends, our shareholders may receive a return on their investment in our common stock only if the market price of our common stock has increased when they sell shares of our common stock that they own. Future dividends, if any, will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors, including, among other things, our financial condition, liquidity, earnings projections, and business prospects. In addition, restrictions in our credit facility limit our ability to pay future dividends. We can provide no assurance of our ability to pay cash dividends in the future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by the Company during the quarter ended March 31, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Common Shares and Common Stock Units Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
01/01/17 - 01/31/17	30,425	$19.20	--	$--
02/01/17 - 02/28/17	75,338	17.25	--	--
03/01/17 - 03/31/17	--	--	--	--

Total	105,763	17.81	--

The common shares purchased during the quarter ended March 31, 2017 were tendered to the Company in payment of the exercise price of outstanding options and taxes on stock compensation and were not part of a publicly announced plan or program.

Under the Company’s Amended Debt Agreement, the Company is prohibited from repurchasing its common stock, except for the repurchase of stock from employees or directors of the Company when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2015.)

3.2	Amended and Restated By-Laws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2016.)

4.1	Form of Certificate for the Company’s Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.1	Form Indemnification Agreement. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 23, 2017.)

31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYOLIFE, INC.
(Registrant)

/s/ J. PATRICK MACKIN	/s/ D. ASHLEY LEE
---------------------------------------	---------------------------------------
J. PATRICK MACKIN	D. ASHLEY LEE
Chairman, President, and	Executive Vice President,
Chief Executive Officer	Chief Operating Officer, and
(Principal Executive Officer)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

April 27, 2017
------------------------
DATE