Form 10-Q
period 2017-06-30
CRYOLIFE INC
filed 2017-07-25
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2017

Common Stock	33,446,056 Shares

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

	(Unaudited)		(Unaudited)
Revenues:
Products	$30,094	$30,045	$57,490	$57,063
Preservation services	17,724	17,038	35,387	33,036

Total revenues	47,818	47,083	92,877	90,099

Cost of products and preservation services:
Products	6,959	7,698	14,976	14,701
Preservation services	7,954	9,084	15,484	17,476

Total cost of products and preservation services	14,913	16,782	30,460	32,177

Gross margin	32,905	30,301	62,417	57,922

Operating expenses:
General, administrative, and marketing	23,389	22,436	46,260	48,710
Research and development	4,728	3,279	8,821	5,888

Total operating expenses	28,117	25,715	55,081	54,598

Gain from sale of business components	--	--	--	(7,915)

Operating income	4,788	4,586	7,336	11,239

Interest expense	834	797	1,635	1,514
Interest income	(55)	(18)	(95)	(30)
Other income, net	(134)	(58)	(91)	(167)

Income before income taxes	4,143	3,865	5,887	9,922
Income tax expense	980	1,518	501	5,034

Net income	$3,163	$2,347	$5,386	$4,888

Income per common share:
Basic	$0.09	$0.07	$0.16	$0.15

Diluted	$0.09	$0.07	$0.16	$0.15

Weighted-average common shares outstanding:
Basic	32,664	32,010	32,552	31,519
Diluted	33,814	32,764	33,739	32,270

Net income	$3,163	$2,347	$5,386	$4,888
Other comprehensive income (loss)	129	(332)	365	(428)

Comprehensive income	$3,292	$2,015	$5,751	$4,460

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2017	December 31, 2016

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,507	$56,642
Restricted securities	741	699
Receivables, net	33,317	30,096
Inventories	26,537	26,293
Deferred preservation costs	33,974	30,688
Prepaid expenses and other	5,135	2,815

Total current assets	152,211	147,233

Property and equipment, net	20,694	18,502
Goodwill	78,294	78,294
Patents, net	862	1,008
Trademarks and other intangibles, net	63,527	65,633
Deferred income taxes	148	--
Investment in company owned life insurance	3,745	2,991
Other	2,740	2,479

Total assets	$322,221	$316,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,571	$5,744
Accrued compensation	5,764	8,815
Accrued procurement fees	3,393	4,806
Accrued expenses and other	6,815	6,175
Current portion of long-term debt	3,228	4,562

Total current liabilities	25,771	30,102

Long-term debt	65,635	67,012
Deferred compensation liability	3,441	2,600
Deferred rent obligations	3,020	2,355
Other	5,293	5,088

Total liabilities	103,160	107,157

Commitments and contingencies

Shareholders’ equity:
Preferred stock	--	--
Common stock (issued shares of 34,784 in 2017 and 34,230 in 2016)	348	342
Additional paid-in capital	192,204	187,061
Retained earnings	39,291	34,143
Accumulated other comprehensive loss	(64)	(429)
Treasury stock at cost (shares of 1,387 in 2017 and 1,356 in 2016)	(12,718)	(12,134)

Total shareholders’ equity	219,061	208,983

Total liabilities and shareholders’ equity	$322,221	$316,140

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,

	2017	2016

	(Unaudited)
Net cash flows from operating activities:
Net income	$5,386	$4,888

Adjustments to reconcile net income to net cash from operating activities:
Gain from sale of business components	--	(7,915)
Depreciation and amortization	4,352	4,089
Non-cash compensation	3,796	2,869
Other non-cash adjustments to income	1,034	4,696

Changes in operating assets and liabilities:
Receivables	(3,961)	2,097
Inventories and deferred preservation costs	(4,023)	(4,373)
Prepaid expenses and other assets	(3,335)	(426)
Accounts payable, accrued expenses, and other liabilities	(1,227)	(87)

Net cash flows provided by operating activities	2,022	5,838

Net cash flows from investing activities:
Acquisition of On-X, net of cash acquired	--	(91,152)
Acquisition of PhotoFix technology	--	(1,226)
Proceeds from sale of business components	740	19,795
Decrease in restricted cash	--	5,000
Capital expenditures	(4,335)	(1,608)
Other	36	30

Net cash flows used in investing activities	(3,559)	(69,161)

Net cash flows from financing activities:
Proceeds from issuance of term loan	--	75,000
Repayment of term loan	(2,978)	(469)
Payment of debt issuance costs	--	(2,289)
Proceeds from exercise of stock options and issuance of common stock	1,765	1,027
Redemption and repurchase of stock to cover tax withholdings	(1,552)	(562)
Other	(2)	346

Net cash flows (used in) provided by financing activities	(2,767)	73,053

Effect of exchange rate changes on cash	169	(383)

(Decrease) increase in cash and cash equivalents	(4,135)	9,347

Cash and cash equivalents, beginning of period	56,642	37,588

Cash and cash equivalents, end of period	$52,507	$46,935

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   Basis of Presentation

Overview

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2016 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of, and for the three and six months ended, June 30, 2017 and 2016 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 16, 2017.

Change in Accounting for Employee Share-Based Payments

As of January 1, 2017 we made an entity-wide accounting policy election in accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) to change our accounting policy to account for stock compensation forfeitures in the period awards are forfeited rather than estimating the effect of forfeitures. We elected to make this accounting policy change to simplify the accounting for share-based compensation and believe this method provides a more accurate reflection of periodic share-based compensation cost from the grant date forward. We used the modified retrospective transition method to record a net $238,000 cumulative-effect adjustment decrease to retained earnings for the accounting policy change, which included a $379,000 increase to additional paid in capital and a $141,000 increase in deferred tax assets.

Additionally, as of January 1, 2017 and in accordance with the guidance in ASU 2016-09, we made a change to account for excess tax benefits and deficiencies resulting from the settlement or vesting of share-based awards in income tax expense on our Summary Consolidated Statement of Operations and Comprehensive Income, instead of accounting for these effects through additional paid in capital on our Summary Consolidated Balance Sheets. We applied this amendment prospectively and prior periods have not been adjusted.

2.   Financial Instruments

The following is a summary of our financial instruments measured at fair value (in thousands):

June 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$370	$--	$--	$370
Restricted securities:
Money market funds	741	--	--	741

Total assets	$1,111	$--	$--	$1,111

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,466	$--	$--	$3,466
Restricted securities:
Money market funds	699	--	--	699

Total assets	$4,165	$--	$--	$4,165

We used prices quoted from our investment management companies to determine the Level 1 valuation of our investments in money market funds.

3. Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and restricted securities (in thousands):

June 30, 2017	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$370	$--	$370
Restricted securities:
Money market funds	741	--	741

December 31, 2016	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$3,466	$--	$3,466
Restricted securities:
Money market funds	699	--	699

As of June 30, 2017 and December 31, 2016 $741,000 and $699,000, respectively, of our money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations.

There were no gross realized gains or losses on cash equivalents in the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 $741,000 of our restricted securities had a maturity date between three months and one year. As of December 31, 2016 $490,000 of our restricted securities had a maturity date within three months and $209,000 had a maturity date between three months and one year.

4.   Acquisition of On-X Life Technologies

Overview

On December 22, 2015 we entered into an agreement and plan of merger to acquire On-X Life Technologies Holdings, Inc. (“On-X”), an Austin, Texas-based, privately held mechanical heart valve company, for approximately $130.0 million, subject to certain adjustments. The transaction closed on January 20, 2016, and On-X is being operated as a wholly owned subsidiary of CryoLife.

The On-X catalogue of products includes the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis. On-X also distributes CarbonAid CO2 diffusion catheters and manufactures Chord-X ePTFE sutures for mitral chordal replacement. On-X also generates revenue from pyrolytic carbon coating products produced for other medical device manufacturers. We believe that the On-X products fit well into our product portfolio of medical devices for cardiac surgery and that we are capitalizing on the significant opportunity for CryoLife’s sales team to leverage their strong relationships with cardiac surgeons to introduce and to expand utilization of the On-X valves in the U.S. and internationally.

Accounting for the Transaction

The purchase price of the On-X transaction totaled approximately $128.2 million, consisting of cash of $93.6 million and 3,703,699 shares of CryoLife common stock, with a value of $34.6 million as determined on the date of the closing. We recorded an allocation of the $128.2 million purchase price to On-X’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of January 20, 2016. Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and is not deductible for tax purposes. Goodwill from this transaction has been allocated to our Medical Devices segment.

The purchase price allocation is as follows (in thousands):

Opening Balance Sheet
Cash and cash equivalents	$2,472
Receivables	6,826
Inventories	12,889
Intangible assets	53,950
Goodwill	68,229
Other assets	6,891
Liabilities assumed	(23,040)

Total purchase price	$128,217

We incurred transaction and integration costs of $7.4 million for the year ended December 31, 2016 related to the acquisition, which include, among other costs, expenses related to the termination of international and domestic distribution agreements. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on our Summary Consolidated Statements of Operations and Comprehensive Income.

We paid approximately $10 million of the purchase price into an escrow account upon closing of the On-X transaction. We are currently in litigation with the representative of the former On-X shareholders concerning the resolution of these escrow funds. We believe that we are entitled to recover the escrow funds and additional damages, but the outcome of litigation is inherently uncertain, and we may not recover any of the escrow funds.

Pro Forma Results

On-X revenues were $34.2 million from the date of acquisition through December 31, 2016. Our pro forma results of operations for the years ended December 31, 2016 and 2015, assuming the On-X acquisition had occurred as of January 1, 2015, are presented for comparative purposes below. These amounts are based on available information of the results of operations of On-X prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2015. This unaudited pro forma information does not project operating results post acquisition.

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

5. Sale of Business Components

Divestiture of the HeRO Graft Product Line

On February 3, 2016 we sold our Hemodialysis Reliable Outflow Graft (“HeRO® Graft”) product line to Merit Medical Systems, Inc. (“Merit”) for $18.5 million in cash (“HeRO Sale”), of which $17.8 million was received on the transaction date and the remaining $740,000 was received in the first quarter of 2017. Under terms of the agreement, Merit acquired the HeRO Graft product line, including worldwide marketing rights, customer relationships, intellectual property, inventory, and certain property and equipment. We continued to manufacture the HeRO Graft under a transition supply agreement until the manufacturing transfer to Merit was completed in the second quarter of 2016. Sales prices under the transition supply agreement were at lower average prices than our previous sales to hospitals at end-user prices. The HeRO Graft product line was included as part of our Medical Devices segment. We recorded a pre-tax gain of approximately $8.8 million on the HeRO Sale.

ProCol Distribution Agreement and Divestiture of the ProCol Product Line

In 2014 we acquired the exclusive worldwide distribution rights to ProCol® Vascular Bioprosthesis (“ProCol”) from Hancock Jaffe Laboratories, Inc. (“Hancock Jaffe”). In accordance with the terms of the agreement, we made payments to Hancock Jaffe totaling $3.4 million for which we obtained the right to receive a designated amount of ProCol inventory for resale. As of March 18, 2016 we had received $1.7 million in inventory. The remaining $1.7 million in prepayments for inventory not yet delivered to us were settled as part of the ProCol Sale, described below.

On March 18, 2016 we sold our ProCol distribution rights and purchase option to LeMaitre Vascular, Inc. (“LeMaitre”) for $2.0 million in cash (“ProCol Sale”), all of which was received by March 31, 2016. Under the terms of the agreement, LeMaitre acquired the ProCol related assets, including inventory, customer lists, related marketing assets, and our purchase option to acquire ProCol. LeMaitre exercised the option to acquire ProCol from Hancock Jaffe Laboratories. The ProCol product was included as part of our Medical Devices segment. We recorded a pre-tax loss of approximately $845,000 on the ProCol Sale.

Disclosure of the HeRO Sale and the ProCol Sale

Financial Accounting Standards Board ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-08”) defines the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. The standard requires that an entity report a disposal as a discontinued operation only if the disposal represents a strategic shift in operations that has a major effect on our operations and financial results.

In the first quarter of 2016 we completed the HeRO Sale and the ProCol Sale. We received cash for these transactions and recorded these sales in March 2016. Therefore, as of March 31, 2016 both transactions met the disposed of by sale criteria under ASU 2014-08.

We evaluated the impact of the HeRO Sale and the ProCol Sale on our business to determine whether these disposals represent a strategic shift that has, or will have, a major effect on our financial position, results of operations, or cash flows. As the HeRO Graft and ProCol product lines combined represented less than 10% of our total revenues for the year ended December 31, 2015 and our total assets as of December 31, 2015, we believe that these transactions did not have a major effect on our operations and financial condition, either individually or in the aggregate, and therefore, we did not disclose these transactions as discontinued operations. The combined net gain from the HeRO Sale and ProCol Sale was therefore reported as gain from sale of business components on our Summary Consolidated Statements of Operations and Comprehensive Income.

6.   PhotoFix Distribution Agreement and Acquisition

Overview

In 2014 we entered into an exclusive supply and distribution agreement with Genesee Biomedical, Inc. (“GBI”) to acquire the distribution rights to PhotoFixTM, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. PhotoFix has received U.S. Food and Drug Administration (“FDA”) 510(k) clearance and is indicated for use in intracardiac repair, including ventricular repair and atrial repair, great vessel repair and suture line buttressing, and pericardial closure. We believe that PhotoFix fits well into our product portfolio of medical devices for cardiac surgery. In January 2015 we received our initial shipments and launched our distribution of PhotoFix.

The agreement between CryoLife and GBI (the “GBI Agreement”) had an initial five-year term and was renewable for two one-year periods at our option. Under the terms of the GBI Agreement, we purchased PhotoFix inventory for resale at an agreed upon transfer price and had the option, which became effective in March 2015, to acquire the PhotoFix product line from GBI.

Accounting for the Transaction

On April 13, 2016 we exercised our right to acquire the PhotoFix technology from GBI for approximately $2.3 million, of which $1.2 million was paid in cash at closing, approximately $600,000 was previously provided to GBI as an advance under the distribution agreement, and approximately $400,000 is payable to GBI within 18 months of signing or earlier, subject to certain conditions. Our allocation of the purchase price to the tangible and identifiable intangible assets acquired, based on their estimated fair values, resulted in the allocation of the majority of the purchase price to amortizable intangible assets. GBI will continue to manufacture PhotoFix until we are able to establish manufacturing operations.

7.   Inventories and Deferred Preservation Costs

Inventories at June 30, 2017 and December 31, 2016 are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016

Raw materials and supplies	$11,141	$9,321
Work-in-process	3,258	3,321
Finished goods	12,138	13,651

Total inventories	$26,537	$26,293

Deferred preservation costs at June 30, 2017 and December 31, 2016 are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016

Cardiac tissues	$17,077	$15,768
Vascular tissues	16,897	14,920

Total deferred preservation costs	$33,974	$30,688

We maintain consignment inventory included in finished goods inventories above, of our On-X heart valves at domestic and international hospital locations to facilitate usage. We retain title to this consignment inventory until the valve is implanted, at which time we invoice the hospital. As of June 30, 2017 we had $5.4 million in consignment inventory, with approximately 83% in domestic locations and 17% in foreign locations. As of December 31, 2016 we had $4.9 million in consignment inventory with approximately 80% in domestic locations and 20% in foreign locations.

8.   Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of June 30, 2017 and December 31, 2016 the carrying values of our indefinite lived intangible assets are as follows (in thousands):

	June 30, 2017	December 31, 2016

Goodwill	$78,294	$ 78,294
Procurement contracts and agreements	2,013	2,013
Trademarks	841	841

Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future. We believe that our trademarks have indefinite useful lives as we currently anticipate that these trademarks will contribute to our cash flows indefinitely.

As of June 30, 2017 and December 31, 2016 our entire goodwill balance is related to our Medical Devices segment and there has been no change from the balance recorded as of December 31, 2016.

Definite Lived Intangible Assets

As of June 30, 2017 and December 31, 2016 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets are as follows (in thousands):

June 30, 2017	Gross Value	Accumulated Amortization	Amortization Period
Acquired technology	$38,478	$7,062	11 – 22 Years
Patents	3,576	2,714	17 Years
Distribution and manufacturing rights and know-how	4,059	1,676	11 – 15 Years
Customer lists and relationships	29,140	2,840	13 – 22 Years
Other	1,370	796	3 Years

December 31, 2016	Gross Value	Accumulated Amortization	Amortization Period
Acquired technology	$38,478	$5,956	11 – 22 Years
Patents	3,710	2,702	17 Years
Distribution and manufacturing rights and know-how	4,059	1,532	11 – 15 Years
Customer lists and relationships	29,140	2,141	13 – 22 Years
Non-compete agreement	381	381	10 Years
Other	1,262	531	3 Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on our Summary Consolidated Statement of Operations and Comprehensive Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

Amortization expense	$1,141	$1,156	$2,283	$2,118

As of June 30, 2017 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2017	2018	2019	2020	2021	2022
Amortization expense	$2,280	$4,444	$4,102	$3,939	$3,918	$3,390

9. Income Taxes

Income Tax Expense

Our effective income tax rate was 24% and 9% for the three and six months ended June 30, 2017, respectively, as compared to 39% and 51% for the three and six months ended June 30, 2016, respectively. Our income tax rate for the three and six months ended June 30, 2017 was favorably affected by excess tax benefits, primarily related to the exercise of non-qualified stock options and the vesting of stock awards, as discussed in Note 1 above, which decreased income tax expense by approximately $532,000 and $1.6 million, respectively.

Our income tax rate for the three and six months ended June 30, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition, which had a larger impact on the tax rate in first quarter of 2016. Our income tax rate for the six months ended June 30, 2016 was also unfavorably impacted by book/tax basis differences related to the HeRO Sale.

Deferred Income Taxes

We generate deferred tax assets primarily as a result of write-downs of inventory and deferred preservation costs; accruals for product and tissue processing liability claims; investment and asset impairments; and, in prior periods, due to operating losses. We acquired significant deferred tax assets, primarily net operating loss carryforwards, from our acquisitions of On-X in 2016, Hemosphere in 2012, and Cardiogenesis in 2011. We recorded significant deferred tax liabilities in 2016 related to the intangible assets acquired in the On-X acquisition.

As of June 30, 2017 we maintained a total of $2.2 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and had a net deferred tax asset of $148,000. As of December 31, 2016 we had a total of $2.2 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax liability of $7,000.

10.   Debt

Amended Debt Agreement

In connection with the closing of the On-X acquisition, discussed above in Note 4, on January 20, 2016, we and certain of our subsidiaries entered into the Third Amended and Restated Credit Agreement (“Amended Debt Agreement”) with Capital One, National Association, who acquired GE Capital’s Healthcare Financial Services lending business in late 2015. The designated credit parties are Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association. The Amended Debt Agreement amended and restated our prior credit agreement and provides us with a senior secured credit facility in an aggregate principal amount of $95 million, which includes a $75 million term loan and a $20 million revolving credit facility (including a $4 million letter of credit sub-facility and a $3 million swing-line sub-facility). The $75 million term loan was used to finance, in part, the acquisition of On-X and will mature on January 20, 2021.

We and our domestic subsidiaries, subject to certain exceptions and exclusions, have guaranteed the obligations of the Amended Debt Agreement. Borrowings under the Amended Debt Agreement are secured by substantially all of CryoLife’s, and certain of our subsidiaries’, real and personal property.

The loans under the Amended Debt Agreement (other than the swing-line loans) bear interest, at our option, at either a floating rate equal to the base rate, as defined in the Amended Debt Agreement, plus a margin of between 1.75% and 2.75%, depending on our consolidated leverage ratio, or a per annum rate equal to LIBOR plus a margin of between 2.75% and 3.75%, depending on our consolidated leverage ratio. As of June 30, 2017 the aggregate interest rate was approximately 4.00%. Swing-line loans under the Amended Debt Agreement bear interest at a floating rate equal to the base rate plus a margin of between 1.75% and 2.75%, depending on our consolidated leverage ratio. We are obligated to pay an unused commitment fee equal to 0.50% of the un-utilized portion of the revolving loans. In addition, we are also obligated to pay other customary fees for a credit facility of this size and type. If and while a payment event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% above the applicable interest rate on the past due principal amount of the loans outstanding. If and while a bankruptcy or insolvency event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% above the applicable interest rate on all loans outstanding.

Interest is due and payable, with respect to base rate loans, on a quarterly basis. Interest is due and payable, with respect to LIBOR loans, on the last day of the applicable interest period, if the interest period is shorter than six months, or on the last day of each three month interval, if the interest period is six months or greater.

The Amended Debt Agreement prohibits us from exceeding a maximum consolidated leverage ratio during the term of the Amended Debt Agreement and requires us to maintain a minimum interest coverage ratio. In addition, the Amended Debt Agreement contains certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries which are parties to the loan agreement to, among other things, grant liens; incur debt; dispose of assets; make loans and investments; make acquisitions; make certain restricted payments; merge or consolidate; and change our business and accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. As of July 25, 2017 we and our subsidiaries were in compliance with the covenants of the Amended Debt Agreement.

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

As of both June 30, 2017 and December 31, 2016 there were no outstanding balances on our revolving credit facility and the remaining availability was $20.0 million. The short-term and long-term balances of our term loan are as follows (in thousands):

	June 30, 2017	December 31, 2016

Term loan balance	$70,616	$73,594
Less unamortized loan origination costs	(1,753)	(2,020)

Net borrowings	68,863	71,574
Less short-term loan balance	(3,228)	(4,562)

Long-term loan balance	$65,635	$67,012

Interest Expense

Interest expense was $834,000 and $1.6 million for the three and six months ended June 30, 2017, respectively, and $797,000 and $1.5 million for the three and six months ended June 30, 2016, respectively. Interest expense in 2017 and 2016 included interest on debt and uncertain tax positions.

11.   Commitments and Contingencies

Liability Claims

Our estimated unreported loss liability was $1.5 million as of both June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, the related recoverable insurance amounts were $686,000 and $626,000, respectively. We accrue our estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and record the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the liability as of June 30, 2017 could have been estimated to be as high as $2.9 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreements

The employment agreement of our Chairman, President, and Chief Executive Officer (“CEO”), Mr. J. Patrick Mackin, provides for a severance payment, which would become payable upon the occurrence of certain employment termination events, including termination by us without cause.

PerClot Technology

On September 28, 2010 we entered into a worldwide distribution agreement (the “Distribution Agreement”) and a license and manufacturing agreement (the “License Agreement”) with Starch Medical, Inc. (“SMI”), for PerClot, a polysaccharide hemostatic agent used in surgery. The Distribution Agreement has a term of 15 years, but can be terminated for any reason before the expiration date by us by providing 180 days’ notice. The Distribution Agreement also contains minimum purchase requirements that expire upon the termination of the Distribution Agreement or following U.S. regulatory approval for PerClot. Separate and apart from the terms of the Distribution Agreement, pursuant to the License Agreement, as amended by a September 2, 2011 technology transfer agreement, we can manufacture and sell PerClot, assuming appropriate regulatory approvals, in the U.S. and certain other jurisdictions and may be required to pay royalties to SMI at certain rates on net revenues of products.

We may make contingent payments to SMI of up to $1.0 million if certain U.S. regulatory and certain commercial milestones are achieved.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. We resumed enrollment into the trial in the fourth quarter of 2016 and, assuming enrollment proceeds as anticipated, we could receive Premarket Approval from the FDA in 2019.

As of June 30, 2017 we had $1.5 million in prepaid royalties, $2.8 million in net intangible assets, and $1.3 million in property and equipment, net on our Summary Consolidated Balance Sheets related to the PerClot product line. If we do not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

12.  Shareholders’ Equity

Change in Accounting for Employee Share-Based Payments

As discussed in Note 1 above, as a result of the adoption of ASU 2016-09, we recorded a net $238,000 cumulative-effect adjustment decrease to retained earnings, which included a $379,000 increase to additional paid in capital and a $141,000 increase in deferred tax assets.

Common Shares Issued

In January 2016 we issued 3,703,699 shares of CryoLife common stock, as part of the consideration for the acquisition of On-X. The stock had a value of $34.6 million as determined on the date of the closing. See Note 4 for further discussion of the On-X acquisition.

13.  Stock Compensation

Overview

We have stock option and stock incentive plans for employees and non-employee Directors that provide for grants of restricted stock awards (“RSAs”), performance stock awards (“PSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), and options to purchase shares of our common stock at exercise prices generally equal to the fair value of such stock at the dates of grant. We also maintain a shareholder-approved Employee Stock Purchase Plan (the “ESPP”) for the benefit of our employees. The ESPP allows eligible employees to purchase common stock on a regular basis at the lower of 85% of the market price at the beginning or end of each offering period.

Equity Grants

During the six months ended June 30, 2017 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 312,000 shares and had an aggregate grant date market value of $5.4 million. The PSUs granted in 2017 represent the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2017 is based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and trade accounts receivable days sales outstanding, each as defined in the PSU grant documents, for the 2017 calendar year. We currently believe that achievement of the performance component is probable, and we reevaluate this likelihood on a quarterly basis.

During the six months ended June 30, 2016 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, including PSUs at target levels, together totaled 463,000 shares of common stock and had an aggregate grant date market value of $5.1 million. The PSUs granted in 2016 represented the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2016 was based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and trade accounts receivable days sales outstanding, each as defined in the PSU grant documents, for the 2016 calendar year. The PSUs granted in 2016 earned 142% of the target number of shares.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 260,000 and 384,000 shares to certain Company officers during the six months ended June 30, 2017 and 2016, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 45,000 shares in the three and six months ended June 30, 2017 and 38,000 shares in the three and six months ended June 30, 2016 through the ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	0.5 Years	4.75 Years	0.5 Years
Expected stock price volatility	N/A	0.35	0.40	0.35
Risk-free interest rate	N/A	0.62%	1.87%	0.62%

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	0.5 Years	4.75 Years	0.5 Years
Expected stock price volatility	N/A	0.30	0.40	0.30
Risk-free interest rate	N/A	0.49%	1.20%	0.49%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

RSA, PSA, RSU, and PSU expense	$1,532	$1,131	$2,877	$2,219
Stock option and ESPP option expense	578	400	1,096	782

Total stock compensation expense	$2,110	$1,531	$3,973	$3,001

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, PSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $109,000 and $177,000 in the three and six months ended June 30, 2017, respectively, and $75,000 and $132,000 in the three and six months ended June 30, 2016, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.

As of June 30, 2017 we had total unrecognized compensation costs of $8.3 million related to RSAs, PSAs, RSUs, and PSUs and $2.5 million related to unvested stock options. As of June 30, 2017 this expense is expected to be recognized over a weighted-average period of 2.3 years for RSUs, 1.6 years for stock options, 1.6 years for RSAs, 1.2 years for PSUs, and 0.2 years for PSAs.

14.  Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic income per common share	2017	2016	2017	2016

Net income	$3,163	$2,347	$5,386	$4,888
Net income allocated to participating securities	(62)	(46)	(106)	(92)

Net income allocated to common shareholders	$3,101	$2,301	$5,280	$4,796

Basic weighted-average common shares outstanding	32,664	32,010	32,552	31,519

Basic income per common share	$0.09	$0.07	$0.16	$0.15

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted income per common share	2017	2016	2017	2016

Net income	$3,163	$2,347	$5,386	$4,888
Net income allocated to participating securities	(60)	(45)	(103)	(90)

Net income allocated to common shareholders	$3,103	$2,302	$5,283	$4,798

Basic weighted-average common shares outstanding	32,664	32,010	32,552	31,519
Effect of dilutive stock options and awards[a]	1,150	754	1,187	751

Diluted weighted-average common shares outstanding	33,814	32,764	33,739	32,270

Diluted income per common share	$0.09	$0.07	$0.16	$0.15

a       We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to income per common share. Accordingly, stock options to purchase a weighted-average 264,000 and 190,000 shares for the three and six months ended June 30, 2017, respectively, and 631,000 and 572,000 shares for the three and six months ended June 30, 2016, respectively, were excluded from the calculation of diluted weighted-average common shares outstanding.

15.  Segment Information

We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue® Surgical Adhesive; BioFoam® Surgical Matrix; On-X products, since the acquisition of On-X; CardioGenesis cardiac laser therapy; PerClot; PhotoFix; HeRO Graft, through the second quarter of 2016; and ProCol, through the date of the sale of the ProCol product line in the first quarter of 2016. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

The primary measure of segment performance, as viewed by our management, is segment gross margin, or net external revenues less cost of products and preservation services. We do not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Medical devices	$30,094	$30,045	$57,490	$57,063
Preservation services	17,724	17,038	35,387	33,036

Total revenues	47,818	47,083	92,877	90,099

Cost of products and preservation services:
Medical devices	6,959	7,698	14,976	14,701
Preservation services	7,954	9,084	15,484	17,476

Total cost of products and preservation services	14,913	16,782	30,460	32,177

Gross margin:
Medical devices	23,135	22,347	42,514	42,362
Preservation services	9,770	7,954	19,903	15,560

Total gross margin	$32,905	$30,301	$62,417	$57,922

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Products:
BioGlue and BioFoam	$16,683	$16,187	$32,364	$31,503
On-X	9,862	9,554	18,722	16,269
CardioGenesis cardiac laser therapy	2,056	1,860	3,641	3,844
PerClot	936	1,042	1,755	2,033
PhotoFix	557	490	1,008	871
HeRO Graft	--	912	--	2,325
ProCol	--	--	--	218

Total products	30,094	30,045	57,490	57,063

Preservation services:
Cardiac tissue	8,477	7,548	15,979	13,976
Vascular tissue	9,247	9,490	19,408	19,060

Total preservation services	17,724	17,038	35,387	33,036

Total revenues	$47,818	$47,083	$92,877	$90,099

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

All statements included herein, other than statements of historical facts, that address activities, events, or developments that we expect or anticipate will or may occur in the future or that reflect our beliefs and/or expectations, are forward-looking statements, including statements about the following:

●	The market and growth opportunities for BioGlue in China;

●	The expected decrease in cardiac laser therapy revenues in 2017 relative to 2016 due to a projected decrease in handpiece sales;

●	The plans, costs, and expected timelines regarding clinical trials to obtain U.S. regulatory approval for PerClot;

●	The market and growth opportunities for PhotoFix into the U.S;

●	The variability of 2017 tissue preservation services revenues due to a variety of factors including quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, our risk mitigation efforts due to the fact the processed tissue cannot be sterilized, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services;

●	The expected decrease in cost of preservation services in 2017 relative to 2016 as a result of the decrease in the per unit cost of processing tissues that we experienced in 2016;

●	The seasonal nature of the demand for our products and preservation services and the related reasons for such seasonality, if any, and our belief that the demand for CardioGenesis is not seasonal;

●	Our having sufficient cash to meet our current operational liquidity needs and expected operational liquidity needs for at least the next twelve months, our expectations regarding future cash requirements, and the impact that our cash requirements for 2017 may have on our cash flows for 2017;

●	The potential impact of constraints imposed on us by our lenders under the existing credit facility;

●	The impact of certain changes in interest rates or exchange rates on our financial position, sales to distributors, profitability, or cash flows; and

●	The impact of certain new accounting pronouncements.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risk factors set forth below under Part II, Item 1A, as well as in Part I, Item 1A of our Form 10-K for the year ended December 31, 2016, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, is a leader in manufacturing, processing, and distribution of medical devices and implantable tissues used in cardiac surgical procedures. CryoLife’s medical devices include: BioGlue® Surgical Adhesive (“BioGlue”); BioFoam® Surgical Matrix (“BioFoam”); On-X valves and surgical products; CardioGenesis cardiac laser therapy product line, which includes a laser console system and single-use, fiber-optic handpieces that are used for the treatment of coronary artery disease in patients with severe angina; PerClot®, an absorbable powdered hemostat, which we distribute internationally for Starch Medical, Inc. (“SMI”); and PhotoFixTM, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. The cardiac and vascular human tissues distributed by us include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch (“CryoPatch SG”), both of which are processed using our proprietary SynerGraft® technology.

We reported a quarterly record for revenues of $47.8 million in the three months ended June 30, 2017, a 2% increase from the quarter ended June 30, 2016. The strong revenue performance included record quarterly revenues for our BioGlue and On-X product lines coupled with continued strong tissue preservation services revenues. See the “Results of Operations” section below for additional analysis of the three and six months ended June 30, 2017.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2016. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the quarter ended June 30, 2017 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2016.

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

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended June 30,		Revenues as a Percentage of Total Revenues for the Three Months Ended June 30,
	2017	2016	2017	2016

Products:
BioGlue and BioFoam	$16,683	$16,187	35%	35%
On-X	9,862	9,554	21%	20%
CardioGenesis cardiac laser therapy	2,056	1,860	4%	4%
PerClot	936	1,042	2%	2%
PhotoFix	557	490	1%	1%
HeRO Graft	--	912	--%	2%

Total products	30,094	30,045	63%	64%

Preservation services:
Cardiac tissue	8,477	7,548	18%	16%
Vascular tissue	9,247	9,490	19%	20%

Total preservation services	17,724	17,038	37%	36%

Total	$47,818	$47,083	100%	100%

	Revenues for the Six Months Ended June 30,		Revenues as a Percentage of Total Revenues for the Six Months Ended June 30,
	2017	2016	2017	2016

Products:
BioGlue and BioFoam	$32,364	$31,503	35%	35%
On-X	18,722	16,269	20%	18%
CardioGenesis cardiac laser therapy	3,641	3,844	4%	4%
PerClot	1,755	2,033	2%	2%
PhotoFix	1,008	871	1%	1%
HeRO Graft	--	2,325	--%	3%
ProCol	--	218	--%	--%

Total products	57,490	57,063	62%	63%

Preservation services:
Cardiac tissue	15,979	13,976	17%	16%
Vascular tissue	19,408	19,060	21%	21%

Total preservation services	35,387	33,036	38%	37%

Total	$92,877	$90,099	100%	100%

Revenues increased 2% and 3% for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016, respectively, primarily due to an increase in On-X and BioGlue product revenues and preservation services revenues, partially offset by a decrease in HeRO Graft revenues. A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2017 is presented below.

Products

Revenues from products were flat and increased 1% for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016, respectively, primarily due to an increase in On-X and BioGlue revenues, partially offset by decreases from the sale of the HeRO Graft product line. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; On-X; CardioGenesis cardiac laser therapy; PerClot; PhotoFix; Hemodialysis Reliable Outflow Graft (“HeRO Graft”); and ProCol® Vascular Bioprosthesis (“ProCol”) is presented below.

Our sales of certain products through our direct sales force to U.K. hospitals are denominated in British Pounds, and our sales to German, Austrian, French, and Irish hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. During 2016 the U.S. Dollar strengthened materially, as compared to the British Pound and Euro and, as a result, our revenues denominated in these currencies decreased when translated into U.S. Dollars. The U.S. Dollar remained strong during the six months ended June 30, 2017. Any further change in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars and, although these sales are not directly impacted by the strong U.S. Dollar, we believe that our distributors may be delaying or reducing purchases of products in U.S. Dollars due to the relative price of these goods in their local currencies.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 3% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This increase was primarily due to a 10% increase in the volume of milliliters sold, which increased revenues by 4%, partially offset by the unfavorable effect of foreign currency exchange, which decreased revenues by 1%.

Revenues from the sale of surgical sealants increased 3% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This increase was primarily due to a 7% increase in the volume of milliliters sold, which increased revenues by 3% and an increase in average sales prices, which increased revenues by 1%, partially offset by the unfavorable effect of foreign currency exchange, which decreased revenues by 1%.

The increase in sales volume of surgical sealants for the three and six months ended June 30, 2017 was primarily due to an increase in sales of BioGlue in Japan and Brazil, due to increased usage, partially offset by a decrease in sales in U.S. markets.

We are currently seeking regulatory approval for BioGlue in China, and if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues accounted for 54% and 55% of total BioGlue revenues for the three and six months ended June 30, 2017, respectively, and 57% of total BioGlue revenues for both the three and six months ended June 30, 2016. BioFoam revenues accounted for less than 1% of surgical sealant revenues for the three and six months ended June 30, 2017 and 2016. BioFoam is approved for sale in certain international markets.

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

On-X product revenues increased 5% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. On-X product revenues increased 19% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This increase in sales volume of On-X products for the three and six months ended June 30, 2017 was primarily due to volume increases in the U.S. and our direct markets in Europe, partially offset by decreases in sales to certain distributors in Asia.

On-X OEM revenues decreased 30% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. On-X OEM revenues decreased 40% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. On-X OEM revenues were $358,000 and $509,000 for the three months ended June 30, 2017 and 2016, respectively and $655,000 and $1.1 million for the six months ended June 30, 2017 and 2016, respectively. On-X OEM revenues decreased for the three and six months ended June 30, 2017 due to an anticipated decrease in OEM activities for a major OEM customer.

CardioGenesis Cardiac Laser Therapy

Revenues from our CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, the sale of laser consoles. Revenues from cardiac laser therapy increased 11% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This increase was primarily due to increased laser sales, partially offset by a 6% decrease in unit shipments of handpieces, which decreased revenues by 6%. Revenues from the sale of laser consoles were $292,000 and zero for the three months ended June 30, 2017 and 2016, respectively.

Revenues from cardiac laser therapy decreased 5% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This decrease was primarily due to a 10% decrease in unit shipments of handpieces, which decreased revenues by 11%, partially offset by an increase in laser sales. Revenues from the sale of laser consoles were $292,000 and zero for the six months ended June 30, 2017 and 2016, respectively.

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

PerClot

Revenues from the sale of PerClot decreased 10% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This decrease was primarily due to a 6% decrease in the volume of grams sold, which decreased revenues by 6%, the unfavorable effect of foreign currency exchange, which decreased revenues by 2%, and a decrease in average sales prices, which decreased revenues by 2%.

Revenues from the sale of PerClot decreased 14% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This decrease was primarily due to a 10% decrease in the volume of grams sold, which decreased revenues by 9%, a decrease in average sales prices, which decreased revenues by 2% and the unfavorable effect of foreign currency exchange, which decreased revenues by 3%.

The volume decrease for the three and six months ended June 30, 2017 was primarily due to a decline in sales of PerClot in our direct markets in Europe due to competitive pressures. The decrease in average selling prices for the three and six months ended June 30, 2017 was primarily due to price reductions to certain customers in Europe as a result of pricing pressures from competitive products.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. We resumed enrollment into the PerClot U.S. clinical trial in the fourth quarter of 2016, and assuming enrollment proceeds as anticipated, we could receive Premarket Approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) in 2019.

PhotoFix

PhotoFix revenues increased 14% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This increase was primarily due to an increase in units sold, which increased revenues by 13% and an increase in average sales prices, which increased revenues by 1%.

PhotoFix revenues increased 16% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This increase was primarily due to an increase in units sold, which increased revenues by 15% and an increase in average sales prices, which increased revenues by 1%.

The increase in volume for the three and six months ended June 30, 2017 is primarily due to an increase in the number of implanting physicians when compared to the prior year period, as this product continues to penetrate domestic markets.

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

Preservation Services

Revenues from preservation services increased 4% and 7% for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016, respectively. A detailed discussion of the changes in cardiac and vascular preservation services revenues is presented below.

Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and six months ended June 30, 2017.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, increased 12% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This increase was primarily due to an 11% increase in unit shipments of cardiac tissues, which increased revenues by 11% and an increase in average service fees, which increased revenues by 1%.

Revenues from cardiac preservation services increased 14% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This increase was primarily due to a 10% increase in unit shipments of cardiac tissues, which increased revenues by 12% and an increase in average service fees, which increased revenues by 2%.

The increase in cardiac volume for the three and six months ended June 30, 2017 was primarily due to an increase in the volume of cardiac tissue shipments for the six months ended June 30, 2017. The increase in average service fees for the three and six months ended June 30, 2017 was primarily due to list fee increases in domestic markets and the routine negotiation of pricing contracts with certain customers.

Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets.

Vascular Preservation Services

Revenues from vascular preservation services decreased 3% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This decrease was primarily due to a 2% decrease in vascular tissue shipments, which decreased revenues by 2% and a decrease in average service fees, which decreased revenues by 1%.

Revenues from vascular preservation services increased 2% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This increase was primarily due to a 3% increase in vascular tissue shipments, which increased revenues by 3%, partially offset by a decrease in average service fees, which decreased revenues by 1%.

The decrease in vascular volume for the three months ended June 30, 2017 and the increase in vascular volume for the six months ended June 30, 2017 was primarily due to changes in vascular tissue shipments as a result of quarterly fluctuations in ordering patterns. The decrease in average service fees for the three and six months ended June 30, 2017 was primarily due to fee differences due to physical characteristics of vascular tissues and the negotiation of pricing contracts with certain customers.

The majority of our vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. These tissues are primarily distributed in domestic markets.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Cost of products	$6,959	$7,698	$14,976	$14,701

Cost of products decreased 10% and increased 2% for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016, respectively. Cost of products in 2017 and 2016 includes costs related to BioGlue, BioFoam, On-X, CardioGenesis cardiac laser therapy, PerClot, and PhotoFix. Cost of products for the six months ended June 30, 2016 includes ProCol and for the three and six months ended June 30, 2016 includes HeRO Grafts.

Cost of products in the six months ended June 30, 2017 includes $2.1 million in inventory basis step-up expense, primarily related to costs for On-X products re-purchased from previous international and domestic distributors in excess of the unit cost to manufacture the inventory. Cost of products in the three and six months ended June 30, 2016 includes $902,000 and $1.5 million, respectively, in acquisition inventory basis step-up expense, related to the On-X inventory fair value adjustment recorded in purchase accounting.

The decrease in cost of products in the three months ended June 30, 2017 was primarily due to a significant reduction of inventory basis step-up expense, as compared to the prior year period as discussed above. The inventory basis step-up expense for the six months ended June 30, 2017 was largely offset by a similar expense for the six months ended June 30, 2016.

Cost of Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Cost of preservation services	$7,954	$9,084	$15,484	$17,476

Cost of preservation services decreased 12% and 11% for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016, respectively. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three and six months ended June 30, 2017 primarily due to a decrease in the per unit cost of processing tissues that we experienced during 2016, partially offset by an increase in the number of tissue shipments. We expect that the per unit cost of preservation services will decrease for the full year of 2017 when compared to 2016, as a result of the decrease in the per unit cost of processing tissues that we experienced during 2016.

Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Gross margin	$32,905	$30,301	$62,417	$57,922
Gross margin as a percentage of total revenues	69%	64%	67%	64%

Gross margin increased 9% and 8% for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016, respectively. Gross margin increases in the three and six months ended June 30, 2017 were primarily due to increases in tissue margins due to higher revenues and a decrease in the per unit cost of preservation services. Additionally, gross margins for the three months ended June 30, 2017 increased due to a significant reduction of inventory basis step-up expense, as compared to the prior year period as discussed in Cost of Products above.

Gross margin as a percentage of total revenues increased in both the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, respectively. The increases in the three and six months ended June 30, 2017 were primarily due to increases in tissue margins, due to a decrease in the per unit cost of processing tissues, and in the three months ended June 30, 2017 the increases were additionally due to a significant reduction of inventory basis step-up expense.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

General, administrative, and marketing expenses	$23,389	$22,436	$46,260	$48,710
General, administrative, and marketing expenses as a percentage of total revenues	49%	48%	50%	54%

General, administrative, and marketing expenses increased 4% and decreased 5% for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016, respectively.

General, administrative, and marketing expenses for the three and six months ended June 30, 2017 included $1.1 million and $1.4 million, respectively, in business development costs. General, administrative, and marketing expenses for the three and six months ended June 30, 2016 included $1.1 million and $6.6 million, respectively, in transaction and integration costs primarily related to the acquisition of On-X in January 2016, which include, among other costs, expenses related to the termination of international and domestic distribution agreements.

The increase in general, administrative, and marketing expenses for the three months ended June 30, 2017 was primarily due to higher expenses to support the Company’s increasing revenue base, international expansion, new product offerings, and increasing employee headcount. The decrease in general, administrative, and marketing expenses for the six months ended June 30, 2017 was primarily due to the reduction in business development expenses, as current year spending was less than the On-X transaction and integration costs which were incurred in the prior year period.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Research and development expenses	$4,728	$3,279	$8,821	$5,888
Research and development expenses as a percentage of total revenues	10%	7%	9%	7%

Research and development expenses increased 44% and 50% for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016, respectively. Research and development spending in these periods was primarily focused on clinical work with respect to PerClot, NeoPatchTM, On-X products, and BioGlue.

Gain from Sale of Business Components

Gain from sale of business components for the three months ended June 30, 2016 consisted of the net of an $8.8 million gain on the HeRO Sale and an $845,000 loss on the ProCol Sale. We sold our HeRO Graft and ProCol product lines during the first quarter of 2016.

Interest Expense

Interest expense was $834,000 and $1.6 million for the three and six months ended June 30, 2017, respectively, and $797,000 and $1.5 million for the three and six months ended June 30, 2016, respectively. Interest expense in 2017 and 2016 included interest on debt and uncertain tax positions.

Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Income before income taxes	$4,143	$3,865	$5,887	$9,922
Income tax (benefit) expense	980	1,518	501	5,034

Net income	$3,163	$2,347	$5,386	$4,888

Diluted income per common share	$0.09	$0.07	$0.16	$0.15

Diluted weighted-average common shares outstanding	33,814	32,764	33,739	32,270

Income before income taxes increased in the three months ended June 30, 2017 and decreased in the six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, respectively. The increase in income before income taxes for the three months ended June 30, 2017 was primarily due to an increase in gross margins, largely offset by an increase in operating expenses. The decrease in income before income taxes for the six months ended June 30, 2017 was primarily due to the gain from sale of business components in 2016, which did not recur in 2017, partially offset by an increase in gross margins.

Our effective income tax rate was 24% and 9% for the three and six months ended June 30, 2017, respectively, as compared to 39% and 51% for the three and six months ended June 30, 2016, respectively. Our income tax rate for the three and six months ended June 30, 2017 was favorably affected by excess tax benefits, primarily related to the exercise of non-qualified stock options and the vesting of stock awards, which decreased income tax expense by approximately $532,000 and $1.6 million, respectively. Our income tax rate for the three and six months ended June 30, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition, which had a larger impact on the tax rate in first quarter of 2016. Our income tax rate for the six months ended June 30, 2016 was also unfavorably impacted by book/tax basis differences related to the HeRO Sale.

Net income and diluted income per common share increased for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, respectively. The increase in the three months ended June 30, 2017 was primarily due to a decrease in income tax expense and an increase in income before income taxes, as discussed above. The increase in the six months ended June 30, 2017 was primarily due to a decrease in income tax expense, largely offset by a decrease in income before income taxes, as discussed above.

Seasonality

We believe the demand for BioGlue is seasonal, with a decline in demand generally occurring in the third quarter followed by stronger demand in the fourth quarter. We believe that this trend for BioGlue may be due to the summer holiday season in Europe and the U.S. We further believe that demand for BioGlue in Japan may continue to be lowest in the second quarter of each year due to distributor ordering patterns driven by the slower summer holiday season in Japan, although this trend could vary somewhat from year to year.

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

Liquidity and Capital Resources

Net Working Capital

As of June 30, 2017 net working capital (current assets of $152.2 million less current liabilities of $25.8 million) was $126.4 million, with a current ratio (current assets divided by current liabilities) of 6 to 1, compared to net working capital of $117.1 million and a current ratio of 5 to 1 at December 31, 2016.

Overall Liquidity and Capital Resources

Our primary cash requirements for the six months ended June 30, 2017 were general working capital needs and to a lesser extent interest and principal payments under our debt agreement, capital expenditures for facilities and equipment, and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves and our operating activities, which generated cash during the period.

We believe that our cash from operations and existing cash and cash equivalents will enable us to meet our current operational liquidity needs for at least the next twelve months. Our future cash requirements are expected to include interest and principal payments under our debt agreement, expenditures for clinical trials, additional research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes, and may include cash to fund business development activities. These items may have a significant effect on our cash flows during the next twelve months. Subject to the terms of our credit facility and other obligations of the Company, we may seek additional borrowing capacity or financing, pursuant to our current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If we undertake any significant business development activity in 2017, we will likely need to finance such activities by drawing down monies under our credit agreement, discussed below, obtaining additional debt financing, or using a registration statement to sell equity securities. There can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us.

Significant Sources and Uses of Liquidity

In connection with the closing of the On-X acquisition, on January 20, 2016 CryoLife and certain of our subsidiaries entered into the Third Amended and Restated Credit Agreement (“Amended Debt Agreement”) with Capital One, National Association. Capital One Financial Corporation acquired GE Capital’s Healthcare Financial Services lending business in late 2015. The designated credit parties are Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association. The Amended Debt Agreement amended and restated our prior credit agreement and provides us with a senior secured credit facility in an aggregate principal amount of $95 million, which includes a $75 million term loan and a $20 million revolving credit facility (including a $4 million letter of credit sub-facility and a $3 million swing-line sub-facility). The $75 million term loan was used to finance, in part, the acquisition of On-X and will mature on January 20, 2021. CryoLife and our domestic subsidiaries, subject to certain exceptions and exclusions, have guaranteed the obligations of the Amended Debt Agreement. Borrowings under the Amended Debt Agreement are secured by substantially all of CryoLife’s, and certain of our subsidiaries’, real and personal property. As of June 30, 2017 the remaining availability on our revolving credit facility was $20.0 million.

As of June 30, 2017 approximately 5% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $2.0 million for the six months ended June 30, 2017, as compared to $5.8 million for the six months ended June 30, 2016. The decrease in current year cash provided was primarily due to an increase in working capital needs, as discussed below.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2017 these non-cash items included $4.4 million in depreciation and amortization expenses and $3.8 million in non-cash compensation.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2017 these changes included an unfavorable adjustment of $4.0 million due to the timing difference between recording receivables and the receipt of cash; $4.0 million due to increases in inventory balances and deferred preservation costs; $3.3 million due to increases in prepaid expenses and other assets; and $1.2 million due to timing differences between recording accounts payable, accrued expenses, and other liabilities and the payment of cash.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $3.6 million for the six months ended June 30, 2017, as compared to $69.2 million for the six months ended June 30, 2016. The prior year cash used was primarily due to $91.2 million for the acquisition of On-X, net of cash acquired, partially offset by the proceeds from the sale of business components of $19.8 million. The current year cash used was primarily due to $4.3 million in capital expenditures, partially offset by $740,000 in proceeds related to the HeRO Sale.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $2.8 million for the six months ended June 30, 2017, as compared to cash provided of $73.1 million for the six months ended June 30, 2016. The prior year cash provided was primarily due to $75.0 million in proceeds from the issuance of a term loan, which was used to finance, in part, the acquisition of On-X, partially offset by $2.3 million in debt issuance costs. The current year cash used was primarily due to $3.0 million in principal payments on debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of June 30, 2017 were as follows (in thousands):

	Remainder of
	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations	$70,616	$1,875	$3,750	$3,750	$5,156	$56,085	$--
Operating leases	24,076	2,096	5,041	4,993	4,358	3,800	3,788
Interest payments	9,056	1,384	2,656	2,506	2,328	182	--
Research obligations	6,777	3,570	2,493	344	235	135	--
Purchase commitments	3,294	1,528	1,642	124	--	--	--
Contingent payments	1,000	--	--	1,000	--	--	--
Other long-term liabilities	474	465	9	--	--	--	--

Total contractual obligations	$115,293	$10,918	$15,591	$12,717	$12,077	$60,202	$3,788

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

Our purchase commitments include obligations from agreements with suppliers, one of which is the minimum purchase requirements for PerClot under a worldwide distribution agreement (the “Distribution Agreement”) with Starch Medical, Inc. (“SMI”). Pursuant to the terms of the Distribution Agreement, we may terminate that agreement, including the minimum purchase requirements set forth in the agreement for various reasons, one of which is if we obtain FDA approval for PerClot. These minimum purchases are included in the table above through 2018, based on the assumption that we will not terminate the Distribution Agreement before our target date for receiving FDA approval for PerClot in 2019. However, if we do not obtain FDA approval for PerClot, and if we choose not to terminate the Distribution Agreement, CryoLife may have minimum purchase obligations of up to $1.75 million per year through the end of the contract term in 2025.

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

Capital Expenditures

Capital expenditures were $4.3 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively. Capital expenditures in the six months ended June 30, 2017 were primarily related to the routine purchases of manufacturing and tissue processing equipment; computer software; leasehold improvements needed to support our business; and computer and office equipment.

Risks and Uncertainties

See the risks identified in Part II, Item 1A of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $52.5 million as of June 30, 2017 and interest paid on the outstanding balances, if any, of our revolving credit facility and $70.6 million term loan balance. A 10% adverse change in interest rates, as compared to the rates experienced by us in the six months ended June 30, 2017, affecting our cash and cash equivalents, restricted cash and securities, $70.6 million term loan balance, and revolving credit facility would not have a material effect on our financial position, profitability, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2017, affecting our balances denominated in foreign currencies, would not have had a material effect on our financial position, profitability, or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the six months ended June 30, 2017, affecting our revenue and expense transactions denominated in foreign currencies, would not have had a material effect on our financial position, profitability, or cash flows.

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

Our management, including our President and CEO and our Executive Vice President of Finance, Chief Operating Officer, and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Our Disclosure Controls have been designed to provide reasonable assurance of achieving their objectives.

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2017, the CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. During the quarter ended June 30, 2017 there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently involved in litigation with the shareholder representative of On-X over our indemnification claims under the On-X purchase agreement and the approximately $10 million of the purchase price paid into escrow. The On-X shareholder representative filed a complaint in Delaware Chancery Court on June 1, 2017, seeking declaratory relief that our indemnification claims were invalid. We timely filed an answer and counterclaim on June 22, 2017, and initial discovery is underway.

Item 1A. Risk Factors.

Risks Relating To Our Business

We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting them.

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, representing approximately 35% and 34% of revenues in the three months ended June 30, 2017 and 2016, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

Tissue preservation services are a significant source of our revenues, representing 37% and 36% of revenues in the three months ended June 30, 2017 and 2016, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

●

Source sufficient quantities of some tissue types from human donors or address potential excess supply of other tissue types. We rely primarily upon the efforts of third-party procurement organizations, tissue banks (most of which are not-

for-profit), and others to educate the public and foster a willingness to donate tissue. Factors beyond our control such as supply, regulatory changes, negative publicity concerning methods of tissue recovery or disease transmission from donated tissue, or public opinion of the donor process as well as our own reputation in the industry can negatively impact the supply of tissue;

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

In addition, U.S. and foreign governments and regulatory agencies have adopted restrictive laws, regulations, and rules that apply to our tissue preservation services. These include but are not limited to:

●	The National Organ Transplant Act of 1984 or “NOTA,” which prohibits the acquisition or transfer of human organs for valuable consideration for use in human transplantation, but allows for the payment of reasonable expenses associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of human organs;

●	U.S. Department of Labor, Occupational Safety and Health Administration, and U.S. Environmental Protection Agency requirements for prevention of occupational exposure to infectious agents and hazardous chemicals and protection of the environment; and

●	European Union directives, called the “EUCTD,” which require that countries in the European Economic Area take responsibility for regulating tissues and cells through a Competent Authority.

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

Many of these factors are outside of our control and any one of them could result in increased costs, decreased revenues, and diversion of management’s time and energy, which could materially, adversely impact our business, financial condition, profitability, and cash flows. As a result of these or other factors, we may not realize the full benefits of the acquisition, including achieving anticipated sales, capitalizing on the FDA’s approved reduced international normalized ratio (“INR”) indication and other growth opportunities, capturing market share from major competitors, all of whom are substantially larger and better resourced than CryoLife, or realizing expected synergies and costs savings. These benefits may not be achieved within the anticipated time frame or at all. Any of these factors could negatively impact our earnings per share, decrease or delay the expected accretive effect of the acquisition, and negatively impact the price of our common stock. In addition, if we fail to realize the anticipated benefits of the acquisition, we could experience an interruption or loss of momentum in our existing business activities, which could adversely affect our revenues, financial condition, profitability, and cash flows.

We are significantly dependent on our revenues from On-X and are subject to a variety of risks affecting them.

On-X is a significant source of our revenues, representing 21% and 20% of revenues in the three months ended June 30, 2017 and 2016, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●	Our ability to achieve anticipated On-X revenues;

●	Our ability to capitalize on the FDA’s approved reduced INR indication;

●	Our ability to overcome high levels of inventory in certain markets;

●	Our ability to compete effectively with our major competitors, as they may have advantages over us in terms of cost structure, pricing, sales force footprint, and brand recognition;

●	Our ability to manage the risks associated with less favorable contract terms for On-X products on consignment at hospitals with more bargaining power;

●	Changes in technology that may impact the market for mechanical heart valve and transcatheter aortic valve replacement, or “TAVR” devices; and

●	Enhanced regulatory enforcement activities that could cause interruption in our ability to sell On-X products in certain markets.

Our revenues for the On-X ascending aortic prosthesis (“AAP”) in Europe may continue to be adversely affected by regulatory enforcement activities regarding the On-X AAP’s CE Mark.

On November 22, 2016, we received a letter from LNE/G-Med (“G-Med”), which acts as our Notified Body for the On-X product line, indicating that it was temporarily suspending the CE Mark for the On-X AAP in the European Economic Area (“EEA”), due to an allegedly untimely and allegedly deficient plan by us to address certain technical documentation issues found by G-Med during a review and renewal of the design examination certificate for the On-X AAP. On April 13, 2017, we received another letter from G-Med, indicating that it had reviewed our responses to its requests and that the CE Mark suspension will remain in effect pending G-Med’s review of additional information. Our discussions with G-Med over the CE Mark suspension are ongoing. Failure to lift this suspension of the CE Mark for the On-X AAP in the EEA could have a material adverse effect on EEA revenues in 2017 and beyond.

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

The manufacture and sale of medical devices and processing, preservation, and distribution of human tissues are highly complex and subject to significant quality and regulatory risks. Any of the following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●	Our products and tissues may be recalled or placed on hold by us, the FDA, or other regulatory bodies;

●	Our products and tissues allegedly have caused, and may in the future cause, injury to patients, which has exposed, and could in the future expose, us to product and tissue processing liability claims, and such claims could lead to additional regulatory scrutiny and inspections;

●	Our manufacturing and tissue processing operations are subject to regulatory scrutiny and inspections, including by the FDA and foreign regulatory agencies, and these agencies could require us to change or modify our manufacturing operations, processes, and procedures;

●	Regulatory agencies could reclassify, reevaluate, or suspend our clearances and approvals to sell our products and distribute tissues, and European Notified Bodies have recently engaged in more rigorous regulatory enforcement activities and may continue to do so; and

●	Adverse publicity associated with our products or processed tissues or our industry could lead to a decreased use of our products or tissues, additional regulatory scrutiny, and/or product or tissue processing liability lawsuits.

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

Our business and future growth depend on the continued use of our products for specific approved uses. Generally, unless the products are approved or cleared by the FDA for the alternative uses, the FDA contends that we may not make claims about the safety or effectiveness of our products, or promote them, for such uses. Such limitations present a risk that the FDA or other federal or state law enforcement authorities could determine that the nature and scope of our sales, marketing, and/or support activities, though designed to comply with all FDA requirements, constitute the promotion of our products for an unapproved use in violation of the Federal Food, Drug, and Cosmetic Act. We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, arrangements with institutions and doctors, educational and training programs, and other activities. Investigations concerning the promotion of unapproved uses and related issues are typically expensive, disruptive, and burdensome and generate negative publicity. If our promotional activities are found to be in violation of the law, we may face significant fines and penalties and may be required to change substantially our sales, promotion, grant, and educational activities. There is also a possibility that we could be enjoined from selling some or all of our products for any unapproved use. In addition, as a result of an enforcement action against us or our executive officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid.

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

We may experience decreasing prices for our goods and services due to pricing pressure experienced by our customers from managed care organizations and other third-party payors, increased market power of our customers as the medical device industry consolidates, and increased competition among medical engineering and manufacturing services providers. If the prices for our goods and services decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.

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

Our strategic plan is focused on four growth vectors, primarily in the cardiac and vascular surgery segment, which are expected to drive our business in the near term. These growth vectors and their key elements are described below:

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

●

Business Development – Selectively pursue potential acquisition, licensing, or distribution rights of companies or technologies that complement CryoLife’s existing products, services, and infrastructure, and expand our footprint in the cardiac and vascular surgery space, such as the recent acquisition of On-X, as well as divestitures of certain of our non-

core product lines, such as the HeRO Graft in 2016, and strategic licensing of certain products developed internally. To the extent we identify new non-core products or additional applications for our core products, we may attempt to license these products to corporate partners for further development or seek funding from outside sources to continue commercial development.

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

Any of the above risks, should they occur, could materially, adversely affect our revenues, financial condition, profitability, and cash flows, including the inability to recover our investment or cause a write-down or write-off of such investment, associated goodwill, or assets.

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

The Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 imposed significant new taxes on medical device makers in the form of a 2.3 percent excise tax on all U.S. medical device sales that commenced in January 2013. While this tax has been suspended for 2016 and 2017, there is no guarantee that the excise tax will not be reinstated and the underlying legislation might not be repealed or replaced despite the outcome of the 2016 U.S. Presidential and Congressional election. On January 20, 2017, President Trump issued an executive order titled “Minimizing the

Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” Congressional efforts to repeal and replace the ACA have been ongoing since the election, but it is unclear whether Congress will be successful in its repeal-and-replace efforts. The impact of the executive order and the future of the ACA remain unclear. There are many programs and requirements for which the details have not yet been fully established or the consequences are not fully understood. These proposals may affect aspects of our business. We cannot predict what further reform proposals, if any, will be adopted, when they will be adopted, or what impact they may have on us. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and profitability.

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

Most of our customers, and the healthcare providers to whom our customers supply medical devices, rely on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components we manufacture or assemble are used. Healthcare providers, facilities, and government agencies are unlikely to purchase our products or implant our tissues if they are not adequately reimbursed for these procedures. Unless a sufficient amount of peer-reviewed clinical data about our products and preservation services has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. The continuing efforts of governmental authorities, insurance companies, and other payors of healthcare costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payors. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may impose restrictions on the procedures for which they will provide reimbursement. If healthcare providers cannot obtain sufficient reimbursement from third-party payors for our products or preservation services or the screenings conducted with our products, we may not achieve significant market acceptance. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing healthcare payment systems. Reimbursement, funding, and healthcare payment systems vary significantly by country. We may not obtain approvals for reimbursement in a timely manner or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by us during the quarter ended June 30, 2017 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Common Shares and Common Stock Units Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
04/01/17 - 04/30/17	--	$--	--	$--
05/01/17 - 05/31/17	13,719	18.39	--	--
06/01/17 - 06/30/17	--	--	--	--

Total	13,719	18.39	--

The common shares purchased during the quarter ended June 30, 2017 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

Under our Amended Debt Agreement, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibit index can be found below.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2015.)

3.2	Amended and Restated By-Laws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2016.)

4.1	Form of Certificate for our Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYOLIFE, INC.
(Registrant)

/s/ J. PATRICK MACKIN	/s/ D. ASHLEY LEE
---------------------------------------	----------------------------------
J. PATRICK MACKIN	D. ASHLEY LEE
Chairman, President, and	Executive Vice President,
Chief Executive Officer	Chief Operating Officer, and
(Principal Executive Officer)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

July 25, 2017
------------------------
DATE