Form 10-Q
period 2017-09-30
CRYOLIFE INC
filed 2017-10-31
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2017

Common Stock	33,457,552 Shares

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

	(Unaudited)		(Unaudited)
Revenues:
Products	$27,029	$28,004	$84,519	$85,067
Preservation services	16,970	17,248	52,357	50,284

Total revenues	43,999	45,252	136,876	135,351

Cost of products and preservation services:
Products	6,220	6,598	21,196	21,299
Preservation services	7,917	8,872	23,401	26,348

Total cost of products and preservation services	14,137	15,470	44,597	47,647

Gross margin	29,862	29,782	92,279	87,704

Operating expenses:
General, administrative, and marketing	24,756	20,592	71,016	69,302
Research and development	4,277	3,714	13,098	9,602

Total operating expenses	29,033	24,306	84,114	78,904

Gain from sale of business components	--	--	--	(7,915)

Operating income	829	5,476	8,165	16,715

Interest expense	851	742	2,486	2,256
Interest income	(64)	(18)	(159)	(48)
Other expense (income), net	21	21	(70)	(146)

Income before income taxes	21	4,731	5,908	14,653
Income tax (benefit) expense	(1,304)	1,738	(803)	6,772

Net income	$1,325	$2,993	$6,711	$7,881

Income per common share:
Basic	$0.04	$0.09	$0.20	$0.24

Diluted	$0.04	$0.09	$0.19	$0.24

Weighted-average common shares outstanding:
Basic	32,887	32,151	32,665	31,731
Diluted	34,057	33,165	33,851	32,568

Net income	$1,325	$2,993	$6,711	$7,881
Other comprehensive income (loss)	217	(31)	582	(459)

Comprehensive income	$1,542	$2,962	$7,293	$7,422

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2017	December 31, 2016

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,242	$56,642
Restricted securities	771	699
Receivables, net	33,659	30,096
Inventories	27,763	26,293
Deferred preservation costs	35,008	30,688
Prepaid expenses and other	4,142	2,815

Total current assets	155,585	147,233

Property and equipment, net	20,607	18,502
Goodwill	78,294	78,294
Patents, net	827	1,008
Trademarks and other intangibles, net	62,454	65,633
Deferred income taxes	1,190	--
Investment in company owned life insurance	4,360	2,991
Other	2,823	2,479

Total assets	$326,140	$316,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,066	$5,744
Accrued expenses and other	17,813	19,796
Current portion of long-term debt	3,234	4,562

Total current liabilities	26,113	30,102

Long-term debt	64,835	67,012
Deferred compensation liability	3,753	2,600
Deferred rent obligations	2,982	2,355
Other	5,101	5,088

Total liabilities	102,784	107,157

Commitments and contingencies

Shareholders’ equity:
Preferred stock	--	--
Common stock (issued shares of 34,844 in 2017 and 34,230 in 2016)	348	342
Additional paid-in capital	194,958	187,061
Retained earnings	40,616	34,143
Accumulated other comprehensive income (loss)	153	(429)
Treasury stock at cost (shares of 1,387 in 2017 and 1,356 in 2016)	(12,719)	(12,134)

Total shareholders’ equity	223,356	208,983

Total liabilities and shareholders’ equity	$326,140	$316,140

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,

	2017	2016

	(Unaudited)
Net cash flows from operating activities:
Net income	$6,711	$7,881

Adjustments to reconcile net income to net cash from operating activities:
Gain from sale of business components	--	(7,915)
Depreciation and amortization	6,683	6,248
Non-cash compensation	5,652	4,617
Other non-cash adjustments to income	879	5,595

Changes in operating assets and liabilities:
Receivables	(4,303)	3,729
Inventories and deferred preservation costs	(6,901)	(5,739)
Prepaid expenses and other assets	(3,040)	(46)
Accounts payable, accrued expenses, and other liabilities	(855)	304

Net cash flows provided by operating activities	4,826	14,674

Net cash flows from investing activities:
Acquisition of On-X, net of cash acquired	--	(91,152)
Acquisition of PhotoFix technology	--	(1,226)
Proceeds from sale of business components	740	19,795
Decrease in restricted cash	--	5,000
Capital expenditures	(5,384)	(3,511)
Other	5	(12)

Net cash flows used in investing activities	(4,639)	(71,106)

Net cash flows from financing activities:
Proceeds from issuance of term loan	--	75,000
Repayment of term loan	(3,916)	(1,406)
Payment of debt issuance costs	--	(2,289)
Proceeds from exercise of stock options and issuance of common stock	2,599	2,116
Redemption and repurchase of stock to cover tax withholdings	(1,600)	(599)
Other	(3)	571

Net cash flows (used in) provided by financing activities	(2,920)	73,393

Effect of exchange rate changes on cash	333	(418)

(Decrease) increase in cash and cash equivalents	(2,400)	16,543

Cash and cash equivalents, beginning of period	56,642	37,588

Cash and cash equivalents, end of period	$54,242	$54,131

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   Basis of Presentation

Overview

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2016 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of, and for the three and nine months ended, September 30, 2017 and 2016 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 16, 2017.

Change in Accounting for Employee Share-Based Payments

As of January 1, 2017 we made an entity-wide accounting policy election in accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) to change our accounting policy to account for stock compensation forfeitures in the period awards are forfeited rather than estimating the effect of forfeitures. We elected to make this accounting policy change to simplify the accounting for share-based compensation and believe this method provides a more accurate reflection of periodic share-based compensation cost from the grant date forward. We used the modified retrospective transition method to record a net $238,000 cumulative-effect adjustment decrease to retained earnings for the accounting policy change, which included a $379,000 increase to additional paid-in capital and a $141,000 increase in deferred tax assets.

Additionally, as of January 1, 2017 and in accordance with the guidance in ASU 2016-09, we made a change to account for excess tax benefits and deficiencies resulting from the settlement or vesting of share-based awards in income tax expense on our Summary Consolidated Statement of Operations and Comprehensive Income instead of accounting for these effects through additional paid in-capital on our Summary Consolidated Balance Sheets. We applied this amendment prospectively and prior periods have not been adjusted.

2.   Financial Instruments

The following is a summary of our financial instruments measured at fair value (in thousands):

September 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$371	$--	$--	$371
Restricted securities:
Money market funds	771	--	--	771

Total assets	$1,142	$--	$--	$1,142

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,466	$--	$--	$3,466
Restricted securities:
Money market funds	699	--	--	699

Total assets	$4,165	$--	$--	$4,165

We used prices quoted from our investment management companies to determine the Level 1 valuation of our investments in money market funds.

3. Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and restricted securities (in thousands):

September 30, 2017	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$371	$--	$371
Restricted securities:
Money market funds	771	--	771

December 31, 2016	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$3,466	$--	$3,466
Restricted securities:
Money market funds	699	--	699

As of September 30, 2017 and December 31, 2016 $771,000 and $699,000, respectively, of our money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations.

There were no gross realized gains or losses on cash equivalents in the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017 $235,000 of our restricted securities had a maturity date within three months and $536,000 had a maturity date between three months and one year. As of December 31, 2016 $490,000 of our restricted securities had a maturity date within three months and $209,000 had a maturity date between three months and one year.

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

Accounting for the Transaction

The purchase price of the On-X transaction totaled $128.2 million, consisting of cash of $93.6 million and 3,703,699 shares of CryoLife common stock, with a value of $34.6 million as determined on the date of the closing. We recorded an allocation of the $128.2 million purchase price to On-X’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of January 20, 2016. Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and is not deductible for tax purposes. Goodwill from this transaction has been allocated to our Medical Devices segment.

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

On March 18, 2016 we sold our ProCol distribution rights and purchase option to LeMaitre Vascular, Inc. (“LeMaitre”) for $2.0 million in cash (“ProCol Sale”), all of which was received by March 31, 2016. Under the terms of the agreement, LeMaitre acquired the ProCol related assets, including inventory, customer lists, related marketing assets, and our purchase option to acquire ProCol. LeMaitre exercised the option to acquire ProCol from Hancock Jaffe. The ProCol product was included as part of our Medical Devices segment. We recorded a pre-tax loss of approximately $845,000 on the ProCol Sale.

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

In the first quarter of 2016 we completed and recorded the HeRO Sale and the ProCol Sale and received cash for these transactions. Therefore, as of March 31, 2016 both transactions met the disposed of by sale criteria under ASU 2014-08.

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

Accounting for the Transaction

On April 13, 2016 we exercised our right to acquire the PhotoFix technology from GBI for approximately $2.3 million, of which $1.2 million was paid in cash at closing, approximately $600,000 was previously provided to GBI as an advance under the distribution agreement, and approximately $400,000 is payable to GBI within 18 months of signing or earlier, subject to certain conditions. Our allocation of the purchase price to the tangible and identifiable intangible assets acquired, based on their estimated fair values, resulted in the allocation of the majority of the purchase price to amortizable intangible assets. GBI will continue to manufacture PhotoFix until we are able to fully establish manufacturing operations which is expected to occur in 2018.

7. Inventories and Deferred Preservation Costs

Inventories at September 30, 2017 and December 31, 2016 are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016

Raw materials and supplies	$11,153	$9,321
Work-in-process	4,028	3,321
Finished goods	12,582	13,651

Total inventories	$27,763	$26,293

Deferred preservation costs at September 30, 2017 and December 31, 2016 are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016

Cardiac tissues	$17,195	$15,768
Vascular tissues	17,813	14,920

Total deferred preservation costs	$35,008	$30,688

We maintain consignment inventory, included in finished goods inventories, of our On-X heart valves at domestic and foreign hospital locations to facilitate usage. We retain title to this consignment inventory until the valve is implanted, at which time we invoice the hospital. As of September 30, 2017 we had $5.8 million in consignment inventory, with approximately 85% in domestic locations and 15% in foreign locations. As of December 31, 2016 we had $4.9 million in consignment inventory with approximately 80% in domestic locations and 20% in foreign locations.

8. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of September 30, 2017 and December 31, 2016 the carrying values of our indefinite lived intangible assets are as follows (in thousands):

	September 30, 2017	December 31, 2016

Goodwill	$78,294	$ 78,294
Procurement contracts and agreements	2,013	2,013
Trademarks	841	841

Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future. We believe that our trademarks have indefinite useful lives as we currently anticipate that our trademarks will contribute to our cash flows indefinitely.

As of September 30, 2017 and December 31, 2016 our entire goodwill balance is related to our Medical Devices segment and there has been no change from the balance recorded as of December 31, 2016.

Definite Lived Intangible Assets

As of September 30, 2017 and December 31, 2016 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets are as follows (in thousands):

September 30, 2017	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$38,478	$7,615	11 – 22 Years
Patents	3,593	2,766	17 Years
Distribution and manufacturing rights and know-how	4,059	1,748	11 – 15 Years
Customer lists and relationships	29,140	3,190	13 – 22 Years
Other	1,418	942	3 Years

December 31, 2016	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$38,478	$5,956	11 – 22 Years
Patents	3,710	2,702	17 Years
Distribution and manufacturing rights and know-how	4,059	1,532	11 – 15 Years
Customer lists and relationships	29,140	2,141	13 – 22 Years
Non-compete agreement	381	381	10 Years
Other	1,262	531	3 Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on our Summary Consolidated Statement of Operations and Comprehensive Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

Amortization expense	$1,140	$1,155	$3,423	$3,273

As of September 30, 2017 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2017	2018	2019	2020	2021	2022
Amortization expense	$1,140	$4,444	$4,102	$3,939	$3,918	$3,390

9. Income Taxes

Income Tax Expense

Our income tax rate for the three and nine months ended September 30, 2017 was favorably affected by excess tax benefits, primarily related to the exercise of non-qualified stock options and the vesting of stock awards, as discussed in Note 1 above, which decreased income tax expense by approximately $1.1 million and $2.7 million, respectively.

Our effective income tax rate was 37% and 46% for the three and nine months ended September 30, 2016, respectively. Our income tax rate for the three and nine months ended September 30, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition, which had a larger impact on the tax rate in first quarter of 2016. Our income tax rate for the nine months ended September 30, 2016 was also unfavorably impacted by book/tax basis differences related to the HeRO Sale.

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

As of September 30, 2017 we maintained a total of $1.8 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and had a net deferred tax asset of $1.2 million. As of December 31, 2016 we had a total of $2.2 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax liability of $7,000.

10.   Debt

Amended Debt Agreement

In connection with the closing of the On-X acquisition, discussed above in Note 4, on January 20, 2016, CryoLife and certain of our subsidiaries entered into the Third Amended and Restated Credit Agreement (“Amended Debt Agreement”) with Capital One, National Association, who acquired GE Capital’s Healthcare Financial Services lending business in late 2015. The designated credit parties are Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association. The Amended Debt Agreement amended and restated our prior credit agreement and provides us with a senior secured credit facility in an aggregate principal amount of $95 million, which includes a $75 million term loan and a $20 million revolving credit facility (including a $4 million letter of credit sub-facility and a $3 million swing-line sub-facility). The $75 million term loan was used to finance, in part, the acquisition of On-X and will mature on January 20, 2021.

CryoLife and our domestic subsidiaries, subject to certain exceptions and exclusions, have guaranteed the obligations of the Amended Debt Agreement. Borrowings under the Amended Debt Agreement are secured by substantially all of CryoLife’s, and certain of our subsidiaries’, real and personal property.

The loans under the Amended Debt Agreement (other than the swing-line loans) bear interest, at our option, at either a floating rate equal to the base rate, as defined in the Amended Debt Agreement, plus a margin of between 1.75% and 2.75%, depending on our consolidated leverage ratio, or a per annum rate equal to LIBOR plus a margin of between 2.75% and 3.75%, depending on our consolidated leverage ratio. As of September 30, 2017 the aggregate interest rate was approximately 3.99%. Swing-line loans under the Amended Debt Agreement bear interest at a floating rate equal to the base rate plus a margin of between 1.75% and 2.75%, depending on our consolidated leverage ratio. We are obligated to pay an unused commitment fee equal to 0.50% of the un-utilized portion of the revolving loans. In addition, we are also obligated to pay other customary fees for a credit facility of this size and type. If and while a payment event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% above the applicable interest rate on the past due principal amount of the loans outstanding. If and while a bankruptcy or insolvency event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% above the applicable interest rate on all loans outstanding.

Interest is due and payable, with respect to base rate loans, on a quarterly basis. Interest is due and payable, with respect to LIBOR loans, on the last day of the applicable interest period, if the interest period is shorter than six months, or on the last day of each three month interval, if the interest period is six months or greater.

The Amended Debt Agreement prohibits us from exceeding a maximum consolidated leverage ratio during the term of the Amended Debt Agreement and requires us to maintain a minimum interest coverage ratio. In addition, the Amended Debt Agreement contains certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries which are parties to the loan agreement to, among other things, grant liens; incur debt; dispose of assets; make loans and investments; make acquisitions; make certain restricted payments; merge or consolidate; and change our business and accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. As of October 31, 2017 CryoLife and our subsidiaries were in compliance with the covenants of the Amended Debt Agreement.

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

As of both September 30, 2017 and December 31, 2016 there were no outstanding balances on our revolving credit facility and the remaining availability was $20.0 million. The short-term and long-term balances of our term loan are as follows (in thousands):

	September 30, 2017	December 31, 2016

Term loan balance	$69,678	$73,594
Less unamortized loan origination costs	(1,609)	(2,020)

Net borrowings	68,069	71,574
Less short-term loan balance	(3,234)	(4,562)

Long-term loan balance	$64,835	$67,012

Interest Expense

Interest expense was $851,000 and $2.5 million for the three and nine months ended September 30, 2017, respectively, and $742,000 and $2.3 million for the three and nine months ended September 30, 2016, respectively. Interest expense in 2017 and 2016 included interest on debt and uncertain tax positions.

11.   Commitments and Contingencies

Liability Claims

Our estimated unreported loss liability was $1.6 million as of September 30, 2017 and $1.5 million as of December 31, 2016. As of September 30, 2017 and December 31, 2016, the related recoverable insurance amounts were $716,000 and $626,000, respectively. We accrue our estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and record the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the estimated liability as of September 30, 2017 could have been as high as $3.0 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

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

As of September 30, 2017 we had $1.5 million in prepaid royalties, $2.7 million in net intangible assets, and $1.4 million in property and equipment, net on our Summary Consolidated Balance Sheets related to the PerClot product line. If we do not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

12. Shareholders’ Equity

Change in Accounting for Employee Share-Based Payments

As discussed in Note 1 above, as a result of the adoption of ASU 2016-09, we recorded a net $238,000 cumulative-effect adjustment decrease to retained earnings, which included a $379,000 increase to additional paid-in capital and a $141,000 increase in deferred tax assets.

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

Equity Grants

During the nine months ended September 30, 2017 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 384,000 shares and had an aggregate grant date market value of $6.3 million. The PSUs granted in 2017 represent the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2017 is based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and trade accounts receivable days’ sales outstanding, each as defined in the PSU grant documents, for the 2017 calendar year. We currently believe that achievement of the performance component is probable, and we reevaluate this likelihood on a quarterly basis.

During the nine months ended September 30, 2016 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, including PSUs at target levels, together totaled 478,000 shares of common stock and had an aggregate grant date market value of $5.3 million. The PSUs granted in 2016 represented the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2016 was based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and trade accounts receivable days’ sales outstanding, each as defined in the PSU grant documents, for the 2016 calendar year. The PSUs granted in 2016 earned 142% of the target number of shares.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 260,000 and 387,000 shares to certain Company officers during the nine months ended September 30, 2017 and 2016, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 47,000 and 93,000 shares in the three and nine months ended September 30, 2017, respectively, and 52,000 and 90,000 shares in the three and nine months ended September 30, 2016, respectively, through the ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	0.5 Years	4.8 Years	0.5 Years
Expected stock price volatility	N/A	0.43	0.40	0.35
Risk-free interest rate	N/A	1.14%	1.87%	0.62%

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	4.8 Years	0.5 Years	4.8 Years	0.5 Years
Expected stock price volatility	0.40	0.30	0.40	0.30
Risk-free interest rate	1.19%	0.49%	1.20%	0.49%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

RSA, PSA, RSU, and PSU expense	$1,448	$1,397	$4,326	$3,616
Stock option and ESPP option expense	519	421	1,614	1,203

Total stock compensation expense	$1,967	$1,818	$5,940	$4,819

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, PSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $111,000 and $288,000 in the three and nine months ended September 30, 2017, respectively, and $70,000 and $202,000 in the three and nine months ended September 30, 2016, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.

As of September 30, 2017 we had total unrecognized compensation costs of $6.8 million related to RSUs, RSAs, and PSUs and $2.1 million related to unvested stock options. As of September 30, 2017 this expense is expected to be recognized over a weighted-average period of 2.1 years for RSUs, 1.7 years for stock options, 1.3 years for RSAs, and 1.0 years for PSUs.

14.  Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic income per common share	2017	2016	2017	2016

Net income	$1,325	$2,993	$6,711	$7,881
Net income allocated to participating securities	(22)	(58)	(126)	(152)

Net income allocated to common shareholders	$1,303	$2,935	$6,585	$7,729

Basic weighted-average common shares outstanding	32,887	32,151	32,665	31,731

Basic income per common share	$0.04	$0.09	$0.20	$0.24

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted income per common share	2017	2016	2017	2016

Net income	$1,325	$2,993	$6,711	$7,881
Net income allocated to participating securities	(22)	(56)	(122)	(148)

Net income allocated to common shareholders	$1,303	$2,937	$6,589	$7,733

Basic weighted-average common shares outstanding	32,887	32,151	32,665	31,731
Effect of dilutive stock options and awards[a]	1,170	1,014	1,186	837

Diluted weighted-average common shares outstanding	34,057	33,165	33,851	32,568

Diluted income per common share	$0.04	$0.09	$0.19	$0.24

a      We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to income per common share. Accordingly, stock options to purchase a weighted-average 264,000 and 215,000 shares for the three and nine months ended September 30, 2017, respectively, and 1,000 and 810,000 shares for the three and nine months ended September 30, 2016, respectively, were excluded from the calculation of diluted weighted-average common shares outstanding.

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

Revenues:
Medical devices	$27,029	$28,004	$84,519	$85,067
Preservation services	16,970	17,248	52,357	50,284

Total revenues	43,999	45,252	136,876	135,351

Cost of products and preservation services:
Medical devices	6,220	6,598	21,196	21,299
Preservation services	7,917	8,872	23,401	26,348

Total cost of products and preservation services	14,137	15,470	44,597	47,647

Gross margin:
Medical devices	20,809	21,406	63,323	63,768
Preservation services	9,053	8,376	28,956	23,936

Total gross margin	$29,862	$29,782	$92,279	$87,704

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

Products:
BioGlue and BioFoam	$15,730	$15,976	$48,094	$47,479
On-X	8,326	8,890	27,048	25,159
CardioGenesis cardiac laser therapy	1,489	1,653	5,130	5,497
PerClot	886	950	2,641	2,983
PhotoFix	598	535	1,606	1,406
HeRO Graft	--	--	--	2,325
ProCol	--	--	--	218

Total products	27,029	28,004	84,519	85,067

Preservation services:
Cardiac tissue	7,932	8,279	23,911	22,255
Vascular tissue	9,038	8,969	28,446	28,029

Total preservation services	16,970	17,248	52,357	50,284

Total revenues	$43,999	$45,252	$136,876	$135,351

16.   JOTEC Acquisition

On October 10, 2017 we announced that we entered into a definitive agreement to acquire JOTEC AG (“JOTEC”). The transaction is expected to close later this year, subject to customary closing conditions. JOTEC is a German-based, privately-held developer of technologically differentiated endovascular stent grafts, and cardiac and vascular surgical grafts, focused on aortic repair. The combination of CryoLife and JOTEC will create a company with a broad and highly competitive product portfolio focused on aortic surgery, and will position us to compete strongly in the important and growing endovascular surgical markets.

Under terms of the definitive agreement, we will acquire JOTEC for a purchase price of $225 million, subject to certain adjustments, consisting of 75% in cash and 25% in CryoLife common stock issued to JOTEC’s shareholders. We expect to finance the transaction and related expenses, as well as refinance our existing approximately $69 million term loan, with a new $255 million senior secured credit facility, consisting of a $225 million institutional term loan B and a $30 million undrawn revolving credit facility, $56.25 million in CryoLife common stock as determined on the date of signing of the agreement, and available cash on hand. The senior secured credit facility is fully underwritten by Deutsche Bank, Capital One and Fifth Third Bank and is expected to be syndicated to investors prior to closing of the acquisition.

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

All statements included herein, other than statements of historical facts, that address activities, events, or developments that we expect or anticipate will or may occur in the future or that reflect our beliefs and/or expectations, are forward-looking statements, including statements about the following:

●	The market and growth opportunities for BioGlue in China;

●	The expected decrease in cardiac laser therapy revenues in 2017 relative to 2016 due to a projected decrease in handpiece sales;

●	The plans, costs, and expected timelines regarding clinical trials to obtain U.S. regulatory approval for PerClot;

●	The market and growth opportunities for PhotoFix into the U.S;

●	The variability of 2017 tissue preservation services revenues due to a variety of factors including quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services;

●	The expected decrease in cost of preservation services in 2017 relative to 2016 as a result of the decrease in the per unit cost of processing tissues that we experienced in 2016;

●	The potential impact on our income tax rate of certain nondeductible business development costs as determined after the close of the JOTEC acquisition;

●	The seasonal nature of the demand for our products and preservation services and the related reasons for such seasonality, if any, and our belief that the demand for CardioGenesis is not seasonal;

●	Our having sufficient cash to meet our current operational liquidity needs and expected operational liquidity needs for at least the next twelve months, our expectations regarding future cash requirements, and the impact that our cash requirements for 2017 may have on our cash flows for 2017;

●	The potential impact of constraints imposed on us by our lenders under the existing credit facility;

●	The impact of certain changes in interest rates or exchange rates on our financial position, sales to distributors, profitability, or cash flows;

●	The potential impact of the combination of CryoLife and JOTEC; and

●	The impact of certain new accounting pronouncements.

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

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, is a leader in manufacturing, processing, and distribution of medical devices and implantable tissues used in cardiac surgical procedures. CryoLife’s medical devices include: BioGlue® Surgical Adhesive (“BioGlue”); BioFoam® Surgical Matrix (“BioFoam”); On-X Life Technologies Holdings, Inc. (“On-X”) valves and surgical products; CardioGenesis cardiac laser therapy product line, which includes a laser console system and single-use, fiber-optic handpieces that are used for the treatment of coronary artery disease in patients with severe angina; PerClot®, an absorbable powdered hemostat, which we distribute internationally for Starch Medical, Inc. (“SMI”); and PhotoFixTM, a bovine pericardial patch stabilized using a dye-mediated photo-fixation process that requires no glutaraldehyde. The cardiac and vascular human tissues distributed by us include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch (“CryoPatch SG”), both of which are processed using our proprietary SynerGraft® technology.

We reported quarterly revenues of $44.0 million in the three months ended September 30, 2017, a 3% decrease from the quarter ended September 30, 2016. Third quarter revenues were adversely affected by the impact of delayed surgical procedures on our business in Florida and Texas caused by recent hurricanes, which we estimate to be approximately $1.0 million, and due to the continued delay in obtaining the re-certification of our On-X ascending aortic prosthesis (“AAP”). Additionally, in connection with the anticipated JOTEC AG (“JOTEC”) transaction discussed below, we reversed revenues of $1.1 million related to the estimated buyback of inventory at the end of the contracts for certain distributors in countries in which we anticipate establishing a direct market. In connection with the JOTEC transaction, we spent $2.8 million on business development expenses in the three months ended September 30, 2017. See the “Results of Operations” section below for additional analysis of the three and nine months ended September 30, 2017.

Recent Events

Acquisition of JOTEC AG

On October 10, 2017 we announced that we entered into a definitive agreement to acquire JOTEC. JOTEC is a German-based, privately-held developer of technologically differentiated endovascular stent grafts, and cardiac and vascular surgical grafts, focused on aortic repair. Under terms of the definitive agreement, we will acquire JOTEC for a purchase price of $225 million, subject to certain adjustments, consisting of 75 percent in cash and 25 percent in CryoLife common stock issued to JOTEC’s shareholders. We expect to finance the transaction and related expenses, as well as refinance our existing approximately $69 million term loan, with a new $255 million senior secured credit facility, consisting of a $225 million institutional term loan B and a $30 million undrawn revolving credit facility, $56.25 million in CryoLife common stock as determined on the date of signing of the agreement, and available cash on hand. The transaction is expected to close later this year, subject to customary closing conditions.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2016. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the quarter ended September 30, 2017 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements

In February 2016 the Financial Accounting Standards Board (“FASB”) amended its Accounting Standards Codification and created a new Topic 842, Leases. The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. We are evaluating the impact the adoption of this standard will have on our financial position, results of operations, and cash flows.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017. We plan to use the modified retrospective method of adoption. We have completed an initial evaluation of the potential impact from adopting the new standard, including a detailed review of performance obligations for all material revenue streams. Based on this initial evaluation, we do not expect adoption will have a material impact on our financial position, results of operations, or cash flows. Related disclosures will be expanded in line with the requirements of the standard. We will continue our evaluation, including additional revenue streams associated with the proposed acquisition of JOTEC, until our adoption of the new standard.

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended September 30,		Revenues as a Percentage of Total Revenues for the Three Months Ended September 30,
	2017	2016	2017	2016

Products:
BioGlue and BioFoam	$15,730	$15,976	36%	35%
On-X	8,326	8,890	19%	20%
CardioGenesis cardiac laser therapy	1,489	1,653	3%	4%
PerClot	886	950	2%	2%
PhotoFix	598	535	1%	1%

Total products	27,029	28,004	61%	62%

Preservation services:
Cardiac tissue	7,932	8,279	18%	18%
Vascular tissue	9,038	8,969	21%	20%

Total preservation services	16,970	17,248	39%	38%

Total	$43,999	$45,252	100%	100%

	Revenues for the Nine Months Ended September 30,		Revenues as a Percentage of Total Revenues for the Nine Months Ended September 30,
	2017	2016	2017	2016

Products:
BioGlue and BioFoam	$48,094	$47,479	35%	35%
On-X	27,048	25,159	20%	19%
CardioGenesis cardiac laser therapy	5,130	5,497	4%	4%
PerClot	2,641	2,983	2%	2%
PhotoFix	1,606	1,406	1%	1%
HeRO Graft	--	2,325	--%	2%
ProCol	--	218	--%	--%

Total products	84,519	85,067	62%	63%

Preservation services:
Cardiac tissue	23,911	22,255	17%	16%
Vascular tissue	28,446	28,029	21%	21%

Total preservation services	52,357	50,284	38%	37%

Total	$136,876	$135,351	100%	100%

Revenues decreased 3% and increased 1% for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016, respectively. The decrease in revenues for the three months ended September 30, 2017 was primarily due to a decrease in On-X and BioGlue product revenues and preservation services revenues. The increase in revenues for the nine months ended September 30, 2017 was primarily due to an increase in preservation services revenues, and On-X and BioGlue product revenues, partially offset by a decrease in Hemodialysis Reliable Outflow Graft (“HeRO Graft”) revenues following the sale of the product line. A detailed discussion of the changes in product revenues and preservation services revenues for the three and nine months ended September 30, 2017 is presented below.

Products

Revenues from products decreased 3% and 1% for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016, respectively. The decrease in revenues for the three months ended September 30, 2017 was primarily due to a decrease in On-X and BioGlue revenues. The decrease in revenues for the nine months ended September 30, 2017 was primary due to a decrease in HeRO Graft revenues following the sale of the product line and a decrease in CardioGenesis cardiac laser therapy revenues, partially offset by an increase in On-X and BioGlue revenues. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; On-X; CardioGenesis cardiac laser therapy; PerClot; PhotoFix; HeRO Graft; and ProCol® Vascular Bioprosthesis (“ProCol”) is presented below.

Our sales of certain products through our direct sales force to U.K. hospitals are denominated in British Pounds, and our sales to German, Austrian, French, and Irish hospitals and certain distributors are denominated in Euros and are, therefore, subject to changes in foreign exchange rates. During 2016 the U.S. Dollar strengthened materially, as compared to the British Pound and Euro and, as a result, our revenues denominated in these currencies decreased less than 1% when translated into U.S. Dollars. The U.S. Dollar remained strong during the nine months ended September 30, 2017. Any further change in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars and, although these sales are not directly impacted by the strong U.S. Dollar, we believe that some of our distributors may be delaying or reducing purchases of products in U.S. Dollars due to the relative price of these goods in their local currencies.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, decreased 2% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This decrease was primarily due to a 3% decrease in the volume of milliliters sold, which decreased revenues by 3%, partially offset by the favorable effect of foreign currency exchange, which increased revenues by 1%.

Revenues from the sale of surgical sealants increased 1% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase was primarily due to a 3% increase in the volume of milliliters sold, which increased revenues by 1% and an increase in average sales prices, which increased revenues by 1%, partially offset by the unfavorable effect of foreign currency exchange, which decreased revenues by 1%.

The decrease in sales volume of surgical sealants for the three months ended September 30, 2017 was primarily due to a decrease in sales of BioGlue in Japan due to changes in distributor buying patterns. The increase in sales volume of surgical sealants for the nine months ended September 30, 2017 was primarily due to an increase in sales of BioGlue in Japan and Brazil, due to increased usage, partially offset by a decrease in sales in U.S. markets.

We are currently seeking regulatory approval for BioGlue in China, and if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues accounted for 52% and 54% of total BioGlue revenues for the three and nine months ended September 30, 2017, respectively, and 51% and 55% of total BioGlue revenues for the three and nine months ended September 30, 2016. BioFoam revenues accounted for less than 1% of surgical sealant revenues for the three and nine months ended September 30, 2017 and 2016. BioFoam is approved for sale in certain international markets.

On-X

On January 20, 2016 we acquired On-X, an Austin, Texas-based, privately held mechanical heart valve company. The On-X catalogue of products includes the On-X prosthetic aortic and mitral heart valves and the On-X AAP. On-X product revenues also include revenues from the distribution of CarbonAid CO2 diffusion catheters and from the sale of Chord-X ePTFE sutures for mitral chordal replacement. On-X products are distributed in both domestic and international markets. On-X also generates revenue from pyrolytic carbon coating products produced for other medical device manufacturers (“OEM”).

On-X product revenues decreased 6% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This decrease was primarily due to a 17% decrease in volume of units sold, which decreased revenues by 1% and a decrease in average sales prices, which decreased revenues by 5%. The volume decrease of On-X products was primarily due to a revenue reversal of $1.0 million related to the estimated buyback of inventory at the end of the contracts for certain distributors in countries in which we anticipate establishing a direct market as well as reduced On-X AAP shipments due to the delay in obtaining recertification of the On-X AAP CE Mark in Europe, partially offset by an increase in volume in the U.S. On-X product revenues, excluding the revenue reversal of $1.0 million related to the estimated buyback of inventory, increased 6% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The decrease in average selling prices was due to price reductions to certain customers in Europe as a result of pricing pressures from competitive products.

On-X product revenues increased 10% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase in sales volume of On-X products for the September 30, 2017 was primarily due to volume increases in the U.S. and our direct markets in Europe, partially offset by revenue reversals related to the estimated buyback of inventory at the end the contract for certain distributors in countries in which the company anticipates establishing a direct market, reduced On-X AAP shipments due to the delay in obtaining re-certification of the On-X AAP CE Mark in Europe, and decreases in sales to certain distributors in Asia. On-X product revenues, excluding the revenue reversal of $1.0 million related to the estimated buyback of inventory, increased 14% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

On-X OEM revenues decreased 11% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. On-X OEM revenues decreased 32% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. On-X OEM revenues were $358,000 and $402,000 for the three months ended September 30, 2017 and 2016, respectively and $1.0 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively. On-X OEM revenues decreased for the three and nine months ended September 30, 2017 due to an anticipated decrease in OEM activities for a major OEM customer.

CardioGenesis Cardiac Laser Therapy

Revenues from our CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, the sale of laser consoles. Revenues from cardiac laser therapy decreased 10% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This decrease was primarily due to a 15% decrease in unit shipments of handpieces, partially offset by an increase in laser sales. Revenues from the sale of laser consoles were $140,000 and zero for the three months ended September 30, 2017 and 2016, respectively.

Revenues from cardiac laser therapy decreased 7% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This decrease was primarily due to a 12% decrease in unit shipments of handpieces, partially offset by an increase in laser sales. Revenues from the sale of laser consoles were $432,000 and zero for the nine months ended September 30, 2017 and 2016, respectively.

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

PerClot

Revenues from the sale of PerClot decreased 7% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This decrease was primarily due to a 9% decrease in the volume of grams sold, which decreased revenues by 7%, and a decrease in average sales prices, which decreased revenues by 1%, partially offset by the favorable effect of foreign currency exchange, which increased revenues by 1%.

Revenues from the sale of PerClot decreased 11% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This decrease was primarily due to a 10% decrease in the volume of grams sold, which decreased revenues by 8%, a decrease in average sales prices, which decreased revenues by 2%, and the unfavorable effect of foreign currency exchange, which decreased revenues by 1%.

The volume decrease for the three and nine months ended September 30, 2017 was primarily due to a decline in sales of PerClot in Europe due to competitive pressures. The decrease in average selling prices for the three and nine months ended September 30, 2017 was primarily due to price reductions to certain customers in Europe as a result of pricing pressures from competitive products.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. We resumed enrollment into the PerClot U.S. clinical trial in the fourth quarter of 2016, and assuming enrollment proceeds as anticipated, we could receive Premarket Approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) in 2019.

PhotoFix

PhotoFix revenues increased 12% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This increase was primarily due to an increase in units sold, which increased revenues by 12%.

PhotoFix revenues increased 14% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase was primarily due to a 14% increase in units sold, which increased revenues by 13% and an increase in average sales prices, which increased revenues by 1%.

The increase in volume for the three and nine months ended September 30, 2017 is primarily due to an increase in the number of implanting physicians when compared to the prior year period, as this product continues to penetrate domestic markets.

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

Preservation Services

Revenues from preservation services decreased 2% and increased 4% for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016, respectively. A detailed discussion of the changes in cardiac and vascular preservation services revenues is presented below.

Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and nine months ended September 30, 2017.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, decreased 4% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This decrease was primarily due to a 4% decrease in unit shipments of cardiac tissues, which decreased revenues by 6%, partially offset by an increase in average service fees, which increased revenues by 2%.

Revenues from cardiac preservation services increased 7% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase was primarily due to a 5% increase in unit shipments of cardiac tissues, which increased revenues by 5% and an increase in average service fees, which increased revenues by 2%.

The decrease in cardiac volume for the three months ended September 30, 2017 was primarily due to the impact of recent hurricanes in Florida and Texas which delayed surgical procedures and the timing of tissue releases to an implantable status. The increase in cardiac volume for the nine months ended September 30, 2017 was primarily due to an increase in the volume of cardiac valve tissue shipments for the nine months ended September 30, 2017. The increase in average service fees for the three and nine months ended September 30, 2017 was primarily due to list fee increases in domestic markets and the routine negotiation of pricing contracts with certain customers.

Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets.

Vascular Preservation Services

Revenues from vascular preservation services increased 1% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This increase was primarily due to a 4% increase in vascular tissue shipments, which increased revenues by 3%, and a decrease in average service fees, which decreased revenues by 2%.

Revenues from vascular preservation services increased 1% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase was primarily due to a 3% increase in vascular tissue shipments, which increased revenues by 3%, partially offset by a decrease in average service fees, which decreased revenues by 2%.

The increase in vascular volume for the three and nine months ended September 30, 2017 was primarily due to increases in saphenous veins and femoral artery shipments. The decrease in average service fees for the three and nine months ended September 30, 2017 was primarily due to fee differences due to physical characteristics of vascular tissues and the negotiation of pricing contracts with certain customers.

The majority of our vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. These tissues are primarily distributed in domestic markets.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Cost of products	$6,220	$6,598	$21,196	$21,299

Cost of products decreased 6% and was flat for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016, respectively. Cost of products for 2017 and 2016 includes costs related to BioGlue, BioFoam, On-X, CardioGenesis cardiac laser therapy, PerClot, and PhotoFix. Cost of products for the nine months ended September 30, 2016 also includes ProCol and HeRO Grafts.

Cost of products for the three and nine months ended September 30, 2017 includes $32,000 and $2.1 million in inventory basis step-up expense, primarily related to costs for On-X products re-purchased from previous international and domestic distributors in excess of the unit cost to manufacture the inventory. Cost of products for the three and nine months ended September 30, 2016 includes $750,000 and $2.2 million, respectively, in acquisition inventory basis step-up expense, related to the On-X inventory fair value adjustment recorded in purchase accounting.

The decrease in cost of products for the three months ended September 30, 2017 was primarily due to a significant reduction of inventory basis step-up expense differences, as compared to the prior year period as discussed above. The inventory basis step-up expense for the nine months ended September 30, 2017 was largely offset by a similar expense for the nine months ended September 30, 2016.

Cost of Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Cost of preservation services	$7,917	$8,872	$23,401	$26,348

Cost of preservation services decreased 11% for both the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three and nine months ended September 30, 2017 primarily due to a decrease in the per unit cost of processing tissues, partially offset by a slight increase in the number of tissue shipments. We expect that per unit cost of preservation services will decrease for the full year of 2017 when compared to 2016, primarily resulting from the impact of higher volume on the per unit cost of processing tissues during 2016 which have shipped during the current year.

Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Gross margin	$29,862	$29,782	$92,279	$87,704
Gross margin as a percentage of total revenues	68%	66%	67%	65%

Gross margin was flat for the three months ended September 30, 2017 and increased 5% for the nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, respectively. Gross margin was flat for the three months ended September 30, 2017 as a result of a significant reduction of inventory basis step-up expenses in the three months ended September 30, 2017 as compared to the prior year period, largely offset by a decrease in revenues from the sale of BioGlue. Gross margin increased in the nine months ended September 30, 2017 primarily due to increases in tissue margins due to higher revenues and a decrease in the per unit cost of preservation services.

Gross margin as a percentage of total revenues increased in both the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, respectively. The increases in the three and nine months ended September 30, 2017 were primarily due to increases in tissue margins as a result of a decrease in the per unit cost of processing tissues. The increase in the three months ended September 30, 2017 was additionally affected by a significant reduction of inventory basis step-up expense as compared to the prior year period.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

General, administrative, and marketing expenses	$24,756	$20,592	$71,016	$69,302
General, administrative, and marketing expenses as a percentage of total revenues	56%	46%	52%	51%

General, administrative, and marketing expenses increased 20% and 2% for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016, respectively.

General, administrative, and marketing expenses for the three and nine months ended September 30, 2017 included $3.0 million and $4.4 million, respectively, in business development costs, primarily related to the proposed acquisition of JOTEC. General, administrative, and marketing expenses for the three and nine months ended September 30, 2016 included $413,000 and $7.0 million, respectively, in transaction and integration costs primarily related to the acquisition of On-X in January 2016, which include, among other costs, expenses related to the termination of international and domestic distribution agreements.

The increase in general, administrative, and marketing expenses for the three months ended September 30, 2017 was primarily due to the increase in business development expenses, as well as higher expenses to support the Company’s increasing revenue base, international expansion, and increasing employee headcount. The increase in general, administrative, and marketing expenses for the nine months ended September 30, 2017 was primarily due to higher expenses to support the Company’s increasing revenue base, international expansion, and increasing employee headcount.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Research and development expenses	$4,277	$3,714	$13,098	$9,602
Research and development expenses as a percentage of total revenues	10%	8%	10%	7%

Research and development expenses increased 15% and 36% for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016, respectively. Research and development spending in these periods was primarily focused on clinical work with respect to our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S, and to a lesser extent, NeoPatchTM, On-X products, and BioGlue projects.

Gain from Sale of Business Components

Gain from sale of business components for the three months ended September 30, 2016 consisted of the net of an $8.8 million gain on the HeRO Sale and an $845,000 loss on the ProCol Sale. We sold our HeRO Graft and ProCol product lines during the first quarter of 2016.

Interest Expense

Interest expense was $851,000 and $2.5 million for the three and nine months ended September 30, 2017, respectively, and $742,000 and $2.3 million for the three and nine months ended September 30, 2016, respectively. Interest expense in 2017 and 2016 included interest on debt and uncertain tax positions.

Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Income before income taxes	$21	$4,731	$5,908	$14,653
Income tax (benefit) expense	(1,304)	1,738	(803)	6,772

Net income	$1,325	$2,993	$6,711	$7,881

Diluted income per common share	$0.04	$0.09	$0.19	$0.24

Diluted weighted-average common shares outstanding	34,057	33,165	33,851	32,568

Income before income taxes decreased for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, respectively. The decrease in income before income taxes for the three months ended September 30, 2017 was due to an increase in operating expenses largely as a result of increased business development costs, primarily related to the proposed acquisition of JOTEC. The decrease in income before income taxes for the nine months ended September 30, 2017 was primarily due to the gain from sale of business components in 2016, which did not recur in 2017, and an increase in research and development expenses, partially offset by an increase in gross margins.

Our income tax rate for the three and nine months ended September 30, 2017 was favorably affected by excess tax benefits related to the exercise of non-qualified stock options and the vesting of stock awards, which decreased income tax expense by approximately $1.1 million and $2.7 million, respectively. Our effective income tax rate was 37% and 46% for the three and nine months ended September 30, 2016, respectively. Business development costs included in general, administrative and marketing expenses for the three and nine months ended September 30, 2017 may impact our income tax rate in future reporting periods. Upon the close of the acquisition of JOTEC, the income tax deductibility of these costs must be evaluated and certain of these costs will be permanently capitalized for income tax purposes. The capitalization of these costs will substantially increase our income tax rate, primarily in the quarter and year of the acquisition. Our income tax rate for the three and nine months ended September 30, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition, which had a larger impact on the tax rate in first quarter of 2016. Our income tax rate for the nine months ended September 30, 2016 was also unfavorably impacted by book/tax basis differences related to the HeRO Sale.

Net income and diluted income per common share decreased for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, respectively. The decrease for the three and nine months ended September 30, 2017 was primarily due to a decrease in income before income taxes, partially offset by an income tax benefit, as discussed above.

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

Liquidity and Capital Resources

Net Working Capital

As of September 30, 2017 net working capital (current assets of $155.6 million less current liabilities of $26.1 million) was $129.5 million, with a current ratio (current assets divided by current liabilities) of 6 to 1, compared to net working capital of $117.1 million and a current ratio of 5 to 1 at December 31, 2016.

Overall Liquidity and Capital Resources

Our primary cash requirements for the nine months ended September 30, 2017 were general working capital needs, interest and principal payments under our debt agreement, capital expenditures for facilities and equipment, business development expenses, and to a lesser extent repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves and our operating activities, which generated cash during the period.

We believe that our cash from operations and existing cash and cash equivalents will enable us to meet our current operational liquidity needs for at least the next twelve months. Our future cash requirements are expected to include funding for the acquisition of JOTEC and the related interest and principal payments under a new senior secured credit facility, as discussed in Recent Events, as well as expenditures for clinical trials, additional research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes, and may include cash to fund other business development activities. These items may have a significant effect on our cash flows during the next twelve months.

Significant Sources and Uses of Liquidity

In connection with the closing of the On-X acquisition on January 20, 2016, CryoLife and certain of our subsidiaries entered into the Third Amended and Restated Credit Agreement (“Amended Debt Agreement”) with Capital One, National Association. Capital One Financial Corporation acquired GE Capital’s Healthcare Financial Services lending business in late 2015. The designated credit parties are Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association. The Amended Debt Agreement amended and restated our prior credit agreement and provides us with a senior secured credit facility in an aggregate principal amount of $95 million, which includes a $75 million term loan and a $20 million revolving credit facility (including a $4 million letter of credit sub-facility and a $3 million swing-line sub-facility). The $75 million term loan was used to finance, in part, the acquisition of On-X and will mature on January 20, 2021. CryoLife and our domestic subsidiaries, subject to certain exceptions and exclusions, have guaranteed the obligations of the Amended Debt Agreement. Borrowings under the Amended Debt Agreement are secured by substantially all of CryoLife’s, and certain of our subsidiaries’, real and personal property. As of September 30, 2017 the remaining availability on our revolving credit facility was $20.0 million.

As of September 30, 2017 approximately 6% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $4.8 million for the nine months ended September 30, 2017, as compared to $14.7 million for the nine months ended September 30, 2016. The decrease in current year cash provided was primarily due to an increase in working capital needs, as discussed below.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the nine months ended September 30, 2017 these non-cash items included $6.7 million in depreciation and amortization expenses and $5.7 million in non-cash compensation. The prior year non-cash items included a one-time $7.9 million gain from sale of business components.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the nine months ended September 30, 2017 these changes included an unfavorable adjustment of $6.9 million due to increases in inventory balances and deferred preservation costs; $4.3 million due to the timing difference between recording receivables and the receipt of cash; $3.0 million due to increases in prepaid expenses and other assets; and $855,000 due to timing differences between recording accounts payable, accrued expenses, and other liabilities and the payment of cash.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $4.6 million for the nine months ended September 30, 2017, as compared to $71.1 million for the nine months ended September 30, 2016. The prior year cash used was primarily due to $91.2 million for the acquisition of On-X, net of cash acquired, partially offset by the proceeds from the sale of business components of $19.8 million. The current year cash used was primarily due to $5.4 million in capital expenditures, partially offset by $740,000 in proceeds related to the HeRO Sale.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $2.9 million for the nine months ended September 30, 2017, as compared to cash provided of $73.4 million for the nine months ended September 30, 2016. The prior year cash provided was primarily due to $75.0 million in proceeds from the issuance of a term loan, which was used to finance, in part, the acquisition of On-X, partially offset by $2.3 million in debt issuance costs. The current year cash used was primarily due to $3.9 million in principal payments on debt and $1.6 million for repurchases of common stock to cover tax withholdings, partially offset by $2.6 million in proceeds from the exercise of stock options and issuance of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of September 30, 2017 were as follows (in thousands):

	Remainder of
	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations	$68,741	$--	$3,750	$3,750	$5,157	$56,084	$--
Operating leases	23,002	909	5,093	5,024	4,381	3,807	3,788
Interest payments	8,336	686	2,649	2,499	2,321	181	--
Research obligations	6,037	1,522	3,817	328	235	135	--
Purchase commitments	3,582	1,709	1,696	177	--	--	--
Contingent payments	1,000	--	--	1,000	--	--	--
Other long-term liabilities	475	465	10	--	--	--	--

Total contractual obligations	$111,173	$5,291	$17,015	$12,778	$12,094	$60,207	$3,788

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

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, as no assessments have been made for specific litigation, and (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $3.4 million, as no specific assessments have been made by any taxing authorities.

Capital Expenditures

Capital expenditures were $5.4 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively. Capital expenditures in the nine months ended September 30, 2017 were primarily related to the routine purchases of manufacturing and tissue processing equipment; leasehold improvements needed to support our business; computer software; and computer and office equipment.

Risks and Uncertainties

See the risks identified in Part II, Item 1A of this Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $54.2 million as of September 30, 2017 and interest paid on the outstanding balances, if any, of our revolving credit facility and $69.7 million term loan balance. A 10% adverse change in interest rates, as compared to the rates experienced by us in the nine months ended September 30, 2017, affecting our cash and cash equivalents, restricted cash and securities, $69.7 million term loan balance, and revolving credit facility would not have a material effect on our financial position, results of operations, or cash flows.

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

We have revenues and expenses that are denominated in foreign currencies. Specifically, a portion of our international BioGlue, On-X, and PerClot revenues are denominated in British Pounds, Euros, and Canadian Dollars and a portion of our general, administrative, and marketing expenses are denominated in British Pounds, Euros, Swiss Francs, Canadian Dollars, and Singapore Dollars. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result, we could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates.

An additional 10% adverse change in exchange rates from the exchange rates in effect on September 30, 2017, affecting our balances denominated in foreign currencies, would not have had a material effect on our financial position, results of operations, or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the nine months ended September 30, 2017, affecting our revenue and expense transactions denominated in foreign currencies, would not have had a material effect on our financial position, results of operations, or cash flows.

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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of September 30, 2017, the CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. During the quarter ended September 30, 2017 there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently involved in litigation with the representative of the former shareholders of On-X Life Technologies Holdings, Inc. (“On-X”) over our indemnification claims under the On-X purchase agreement and the approximately $10 million of the purchase price paid into escrow. The On-X shareholder representative filed a complaint in Delaware Chancery Court on June 1, 2017, seeking declaratory relief that our indemnification claims were invalid. We timely filed an answer and counterclaim on June 22, 2017, and initial discovery is underway.

Item 1A.  Risk Factors.

Risks Relating To Our Business

We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting them.

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, representing approximately 36% and 35% of revenues in the three months ended September 30, 2017 and 2016, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●	BioGlue is a mature product, our U.S. Patent for BioGlue expired in mid-2012, and our patents in most of the rest of the world for BioGlue expired in mid-2013. Other companies may use the inventions disclosed in the expired patents to develop and make competing products;

●	Another company launched competitive products in 2016 and another is in the process of doing so. These companies have greater financial, technical, manufacturing, and marketing resources than we do and are well established in their markets. Companies other than these may also pursue regulatory approval for competitive products;

●	We may be unable to obtain regulatory approvals to commercialize BioGlue in certain countries other than the U.S. at the same rate as our competitors or at all. We also may not be able to capitalize on new regulatory approvals we obtain for BioGlue in countries other than the U.S., including approvals for new indications;

●	BioGlue contains a bovine blood protein. Animal-based products are increasingly subject to scrutiny from the public and regulators, who may have concerns about the use of animal-based products or concerns about the transmission of disease from animals to humans. These concerns could lead to additional regulations or product bans in certain countries; and
●	BioGlue is subject to potential adverse developments with regard to its safety, efficacy, or reimbursement practices.

We are significantly dependent on our revenues from tissue preservation services and are subject to a variety of risks affecting them.

Tissue preservation services are a significant source of our revenues, representing 39% and 38% of revenues in the three months ended September 30, 2017 and 2016, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

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

Our ability to realize the anticipated business opportunities, growth prospects, cost savings, synergies, and other benefits of the On-X acquisition continues to depend on a number of factors including:

●	The success of our integration of the direct sales forces of On-X and CryoLife into a single sales force to sell, with limited exception, the entire suite of products of the combined businesses;

●	Our ability to successfully manage independent sales representatives and distributor relationships, particularly internationally;

●	The success of moving to a direct sales model with the On-X products in certain international markets;

●	Our ability to resolve unanticipated or undisclosed pre-existing On-X liabilities including any regulatory or quality issues;

●	Our ability to execute on existing On-X clinical trials in a compliant, timely, and cost effective manner;

●	Our ability to retain existing customers and obtain new customers for On-X products; and

●	Unforeseen negative economic or market conditions impacting the On-X business.

Many of these factors are outside of our control and any one of them could result in increased costs, decreased revenues, and diversion of management’s time and energy, which could materially, adversely impact our business, financial condition, profitability, and cash flows. As a result of these or other factors, we may not realize the full benefits of the acquisition, including achieving anticipated sales, capitalizing on the FDA’s approved reduced international normalized ratio (“INR”) indication and other growth opportunities, capturing market share from major competitors, all of whom are substantially larger and better resourced than CryoLife, or realizing expected synergies and costs savings. These benefits may not be achieved within the anticipated time-frame or at all. Any of these factors could negatively impact our earnings per share, decrease or delay the expected accretive effect of the acquisition, and negatively impact the price of our common stock. In addition, if we fail to realize the anticipated benefits of the acquisition, we could experience an interruption or loss of momentum in our existing business activities, which could adversely affect our revenues, financial condition, profitability, and cash flows.

We are significantly dependent on our revenues from On-X and are subject to a variety of risks affecting them.

On-X is a significant source of our revenues, representing 19% and 20% of revenues in the three months ended September 30, 2017 and 2016, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●	Our ability to achieve anticipated On-X revenues;

●	Our ability to capitalize on the FDA’s approved reduced INR indication;

●	Our ability to overcome high levels of inventory in certain markets;

●	Our ability to compete effectively with our major competitors, as they may have advantages over us in terms of cost structure, pricing, sales force footprint, and brand recognition;

●	Our ability to manage the risks associated with less favorable contract terms for On-X products on consignment at hospitals with more bargaining power;

●	Changes in technology that may impact the market for mechanical heart valves, such as transcatheter aortic valve replacement, or “TAVR” devices; and

●	Enhanced regulatory enforcement activities that could cause interruption in our ability to sell On-X products in certain markets.

Our revenues for the On-X ascending aortic prosthesis (“AAP”) in Europe may continue to be adversely affected by regulatory enforcement activities regarding the On-X AAP’s CE Mark.

On November 22, 2016, we received a letter from LNE/G-Med (“G-Med”), which acts as our Notified Body for the On-X product line, indicating that it was temporarily suspending the CE Mark for the On-X AAP in the European Economic Area (“EEA”), due to an allegedly untimely and allegedly deficient plan by us to address certain technical documentation issues found by G-Med during a review and renewal of the design examination certificate for the On-X AAP. On July 26, 2017, we received a letter from G-Med indicating that it was continuing the suspension of the CE Mark for the AAP product for a period of up to 18 months pending further assessment. We have since withdrawn our application with G-Med for certification of the AAP product and are currently pursuing another pathway to CE Mark for the AAP product with a goal of returning the product to the European market in the first quarter of 2018. Failure to obtain CE Mark for the On-X AAP in the EEA could have a material adverse effect on EEA revenues in 2018 and beyond.

We may not realize all of the anticipated benefits of the JOTEC acquisition.

On October 10, 2017 we entered a definitive agreement to acquire JOTEC at a price of $225 million, subject to certain adjustments, which would be the largest acquisition we have ever made. We anticipate financing the transaction and related expenses, as well as refinancing our existing approximately $69 million loan, with a new $255 million senior secured credit facility, consisting of a $225 million institutional term loan B and a $30 million undrawn revolving credit facility, $56.25 million in CryoLife common stock as determined on the date of signing of the agreement, and available cash on hand.

Our ability to realize the anticipated business opportunities, growth prospects, cost savings, synergies, and other benefits of the JOTEC acquisition depend on a number of factors including:

●	Our ability to consummate the acquisition;

●	The continued growth of the global market for stent grafts used in endovascular and open repair of aortic disease;

●	Our ability to leverage our global infrastructure, including in the markets in which JOTEC is already direct; minimize difficulties and costs associated with transitioning away from distributors in key markets; and accelerate our ability to go direct in Europe in developed markets with the CryoLife and JOTEC product portfolios;

●	Our ability to foster cross-selling opportunities between the CryoLife and JOTEC product portfolios;

●	Our ability to bring JOTEC products to the U.S. market;

●	Our ability to harness the JOTEC new product pipeline and R&D capabilities to drive long-term growth, including our ability to obtain CE Mark for pipeline products;

●	Our ability to drive gross margin expansion;

●	Our ability to successfully integrate the JOTEC business with ours, including integrating the combined European sales force;

●	Our ability to compete effectively;

●	Our ability to carry significantly more debt and repayment obligations after the acquisition closes; and

●	Our ability to manage the unforeseen risks and uncertainties related to JOTEC’s business.

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

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. We resumed enrollment into the PerClot U.S. clinical trial in the fourth quarter of 2016, and assuming enrollment proceeds as anticipated, we could receive PMA from the FDA in 2019. On October 3, 2017 SMI provided notice to terminate our exclusive license to pursue, obtain, and maintain PMA approval (but not our exclusive licenses to manufacture and sell PerClot or to SMI’s technology), and the parties have begun contractually required, good faith negotiations to resolve this issue. Even though the FDA has approved the revised protocol, we may not be able to continue, or may elect to discontinue, the pivotal clinical trial. Finally, we are subject to the terms of our resolution with Medafor, which resulted from an April 28, 2014 declaratory judgment lawsuit regarding our manufacture, use, offer for sale, and sale of PerClot in the U.S. and Medafor’s U.S. Patent No. 6,060,461. Under the terms of the resolution with Medafor, we are precluded from marketing, selling, or distributing PerClot in the U.S. until February 8, 2019, even if we obtain FDA PMA for PerClot before that date.

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

The manufacture and sale of medical devices and processing, preservation, and distribution of human tissues are highly complex and subject to significant quality and regulatory risks. Any of the following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●	Our products and tissues may be recalled or placed on hold by us, the FDA, or other regulatory bodies;

●	Our products and tissues allegedly have caused, and may in the future cause, injury to patients, which has exposed, and could in the future expose, us to product and tissue processing liability claims, and such claims could lead to additional regulatory scrutiny and inspections;

●	Our manufacturing and tissue processing operations are subject to regulatory scrutiny and inspections, including by the FDA and foreign regulatory agencies, and these agencies could require us to change or modify our manufacturing operations, processes, and procedures;

●	Regulatory agencies could reclassify, reevaluate, or suspend our clearances and approvals to sell our products and distribute tissues;

●	European Notified Bodies have recently engaged in more rigorous regulatory enforcement activities and may continue to do so, and the European Union has adopted a new Medical Device Regulation (MDR 2017/745), which could result in product reclassifications that adversely impact our clearances and approvals; and

●	Adverse publicity associated with our products or processed tissues or our industry could lead to a decreased use of our products or tissues, additional regulatory scrutiny, and/or product or tissue processing liability lawsuits.

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

Our strategic plan is focused on four growth vectors, primarily in the cardiac and vascular surgery segment, which are expected to drive our business in the near term. These growth vectors and their key elements are described below:

●	New Products – Drive growth through new products including the On-X heart valve and, as anticipated, the JOTEC family of products;
●	New Indications – Broaden the reach of certain of our products, including the On-X heart valve and BioGlue, with new or expanded approvals and indications in the U.S. or in international markets;
●	Global Expansion – Expand our current products and services into new markets, including emerging markets, and accelerate growth by developing new direct sales territories overseas; and
●	Business Development – Selectively pursue potential acquisition, licensing, or distribution rights of companies or technologies that complement CryoLife’s existing products, services, and infrastructure, and expand our footprint in the cardiac and vascular surgery space, such as the 2016 acquisition of On-X and the anticipated acquisition of JOTEC, as well as divestitures of certain of our non-core product lines, such as the HeRO Graft in 2016, and strategic licensing of certain products developed internally. To the extent we identify new non-core products or additional applications for our core products, we may attempt to license these products to corporate partners for further development or seek funding from outside sources to continue commercial development.

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

As an example of these risks, we recently entered a definitive agreement to acquire JOTEC, which we anticipate financing by incurring further debt, using cash on hand, and issuing additional equity securities. This anticipated acquisition poses many of the same risks as set forth above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table provides information about purchases by us during the quarter ended September 30, 2017 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Common Shares and Common Stock Units Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
07/01/17 - 07/31/17	654	$18.90	--	$--
08/01/17 - 08/31/17	762	18.79	--	--
09/01/17 - 09/30/17	954	21.75	--	--

Total	2,370	20.01	--

The common shares purchased during the quarter ended September 30, 2017 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

Under our Amended Debt Agreement, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibit index can be found below.

Exhibit Number	Description

2.4**	Securities Purchase Agreement, dated as of October 10, 2017, by and among CryoLife, Inc., CryoLife Germany HoldCo GmbH, Jolly Buyer Acquisition GmbH, JOTEC AG, each of the security holders identified therein, and Lars Sunnanväder as the representative of such security holders. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 11, 2017.)

3.1	Amended and Restated Articles of Incorporation of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2015.)

3.2	Amended and Restated By-Laws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2016.)

4.1	Form of Certificate for our Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

October 31, 2017

DATE