Form 10-Q
period 2018-06-30
CRYOLIFE INC
filed 2018-08-07
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                             Yes  ☐                             No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, $.01 par value	36,774,771 Shares

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

	(Unaudited)		(Unaudited)
Revenues:
Products	$49,313	$30,094	$92,911	$57,490
Preservation services	19,183	17,724	37,533	35,387

Total revenues	68,496	47,818	130,444	92,877

Cost of products and preservation services:
Products	13,550	6,959	27,707	14,976
Preservation services	9,095	7,954	17,658	15,484

Total cost of products and preservation services	22,645	14,913	45,365	30,460

Gross margin	45,851	32,905	85,079	62,417

Operating expenses:
General, administrative, and marketing	34,727	23,389	72,075	46,260
Research and development	5,719	4,728	11,089	8,821

Total operating expenses	40,446	28,117	83,164	55,081

Operating income	5,405	4,788	1,915	7,336

Interest expense	4,103	834	7,759	1,635
Interest income	(30)	(55)	(89)	(95)
Other expense (income), net	1,466	(134)	1,285	(91)

(Loss) income before income taxes	(134)	4,143	(7,040)	5,887
Income tax (benefit) expense	(360)	980	(3,411)	501

Net income (loss)	$226	$3,163	$(3,629)	$5,386

Income (loss) per common share:
Basic	$0.01	$0.09	$(0.10)	$0.16

Diluted	$0.01	$0.09	$(0.10)	$0.16

Weighted-average common shares outstanding:
Basic	36,318	32,664	36,233	32,552
Diluted	37,249	33,814	36,233	33,739

Net income (loss)	$226	$3,163	$(3,629)	$5,386
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,765)	129	(4,626)	365

Comprehensive (loss) income	$(11,539)	$3,292	$(8,255)	$5,751

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2018	December 31, 2017

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,960	$39,977
Restricted securities	759	776
Trade receivables, net	50,440	47,525
Other receivables	7,000	3,916
Inventories	45,786	46,684
Deferred preservation costs	34,533	35,671
Prepaid expenses and other	6,220	4,731

Total current assets	169,698	179,280

Property and equipment, net	32,947	33,579
Goodwill	187,058	188,305
Acquired technology, net	122,981	130,359
Other intangibles, net	47,502	49,071
Other	10,262	9,099

Total assets	$570,448	$589,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,256	$9,767
Accrued compensation	7,122	10,208
Current portion of long-term debt	1,266	718
Taxes payable	1,050	4,020
Accrued expenses and other	15,427	18,227

Total current liabilities	34,121	42,940

Long-term debt	216,933	218,236
Deferred income taxes	27,177	30,431
Other	20,730	21,028

Total liabilities	298,961	312,635

Commitments and contingencies

Shareholders’ equity:
Preferred stock	--	--
Common stock (issued shares of 38,204 in 2018 and 37,618 in 2017)	382	376
Additional paid-in capital	254,288	249,935
Retained earnings	34,177	37,609
Accumulated other comprehensive (loss) income	(2,769)	1,857
Treasury stock at cost (shares of 1,484 in 2018 and 1,387 in 2017)	(14,591)	(12,719)

Total shareholders’ equity	271,487	277,058

Total liabilities and shareholders’ equity	$570,448	$589,693

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,

	2018	2017

	(Unaudited)
Net cash flows from operating activities:
Net (loss) income	$(3,629)	$5,386

Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	9,105	4,352
Non-cash compensation	3,117	3,796
Deferred income taxes	(2,871)	(14)
Other non-cash adjustments to (loss) income	1,478	1,048

Changes in operating assets and liabilities:
Receivables	(6,720)	(3,961)
Inventories and deferred preservation costs	1,125	(4,023)
Prepaid expenses and other assets	(2,257)	(3,335)
Accounts payable, accrued expenses, and other liabilities	(8,308)	(1,227)

Net cash flows (used in) provided by operating activities	(8,960)	2,022

Net cash flows from investing activities:
Capital expenditures	(3,353)	(4,335)
Other	(278)	776

Net cash flows used in investing activities	(3,631)	(3,559)

Net cash flows from financing activities:
Repayment of term loan	(1,400)	(2,978)
Proceeds from exercise of stock options and issuance of common stock	943	1,765
Redemption and repurchase of stock to cover tax withholdings	(1,811)	(1,552)
Other	(692)	(2)

Net cash flows used in financing activities	(2,960)	(2,767)

Effect of exchange rate changes on cash	517	169

Decrease in cash, cash equivalents, and restricted securities	(15,034)	(4,135)

Cash, cash equivalents, and restricted securities beginning of period	40,753	56,642

Cash, cash equivalents, and restricted securities end of period	$25,719	$52,507

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Overview

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2017 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of, and for the three and six months ended, June 30, 2018 and 2017 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018.

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

In August 2016 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 is intended to address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted ASU 2016-18 as of January 1, 2018 and disclosure revisions have been made for the periods presented on the Summary Consolidated Statement of Cash Flows. See related comments on changes in Note 3.

Not Yet Effective

In February 2016 the FASB amended its Accounting Standards Codification (“ASC”) and created a new Topic 842, Leases. The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. We are identifying contracts with potential leasing arrangements, installing tracking software, and evaluating the impact the adoption of this standard will have on our financial position, results of operations, and cash flows.

2. Financial Instruments

The following is a summary of our financial instruments measured at fair value (in thousands):

June 30, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$375	$--	$--	$375
Restricted securities:
Money market funds	759	--	--	759

Total assets	$1,134	$--	$--	$1,134

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$372	$--	$--	$372
Restricted securities:
Money market funds	776	--	--	776

Total assets	$1,148	$--	$--	$1,148

We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds.

3. Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and restricted securities (in thousands):

June 30, 2018	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$375	$--	$375
Restricted securities:
Money market funds	759	--	759

December 31, 2017	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$372	$--	$372
Restricted securities:
Money market funds	776	--	776

As of June 30, 2018 and December 31, 2017 $759,000 and $776,000, respectively, of our money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations.

There were no gross realized gains or losses on cash equivalents in the three and six months ended June 30, 2018 and 2017. As of June 30, 2018 $759,000 of our restricted securities had a maturity date between three months and one year. As of December 31, 2017 $537,000 of our restricted securities had a maturity date within three months and $239,000 had a maturity date between three months and one year.

4. Acquisition of JOTEC

Overview

On December 1, 2017 we acquired JOTEC AG, a Swiss entity that we converted to JOTEC GmbH and subsequently merged with our Swiss acquisition entity, Jolly Buyer Acquisition GmbH (“JOTEC”) and its subsidiaries (the “JOTEC Acquisition”) for a contract value of approximately $225.0 million, subject to certain adjustments. JOTEC is being operated as a wholly-owned subsidiary of CryoLife. In connection with the closing of the JOTEC Acquisition, CryoLife entered into a senior secured credit facility in an aggregate principal amount of $255.0 million, which includes a $225.0 million term loan and a $30.0 million revolving credit facility. See Note 8 for further discussion of the senior secured credit facility.

Accounting for the Transaction

Based on our preliminary analysis, the purchase price of the JOTEC Acquisition totaled approximately $221.9 million, including debt and cash acquired as determined on the date of closing, consisting of $168.8 million in cash and 2,682,754 shares of CryoLife common stock, with an estimated value of $53.1 million as determined on the date of the closing. Upon closing of the JOTEC Acquisition, $22.5 million was paid into an escrow account for any amounts payable for indemnification claims or other payment obligations. Our preliminary allocation of the $221.9 million purchase consideration was allocated to JOTEC’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of December 1, 2017. Goodwill was preliminarily recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and is not deductible for tax purposes. Goodwill from this transaction has been allocated to our Medical Devices segment. The estimated allocation of assets acquired and liabilities assumed is based on the information available to us. As we complete our valuation procedures if new information regarding these values is received that would result in a material adjustment to the values recorded, we will recognize the adjustment, which may include the recognition of additional expenses, impairments, or other allocation adjustments, in the period this determination is made. As of June 30, 2018 goodwill increased by $1.4 million resulting from adjustments made during the measurement period.

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

We incurred transaction and integration costs of $851,000 and $4.3 million for the three and six months ended June 30, 2018, respectively, related to the JOTEC Acquisition, which included, among other costs, expenses related to the termination of international distribution agreements, severance costs, and legal, other professional, and consulting costs. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on our Summary Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

A summary of this unaudited pro forma information is as follows (in thousands, except per share amounts):

	Twelve Months Ended December 31,
	2017	2016

Total revenues	$236,209	$224,896
Net loss	(736)	(1,966)

Pro forma loss per common share - basic	$(0.02)	$(0.06)
Pro forma loss per common share - diluted	$(0.02)	$(0.06)

Pro forma net loss was calculated using a normalized tax rate of approximately 38%.

5. Inventories and Deferred Preservation Costs

Inventories at June 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

	June 30, 2018	December 31, 2017

Raw materials and supplies	$16,054	$16,328
Work-in-process	4,447	5,504
Finished goods	25,285	24,852

Total inventories	$45,786	$46,684

Deferred preservation costs at June 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

	June 30, 2018	December 31, 2017

Cardiac tissues	$16,487	$16,988
Vascular tissues	18,046	18,683

Total deferred preservation costs	$34,533	$35,671

To facilitate patient support and access, we maintain consignment inventory of our On-X Life Technologies Holdings, Inc. (“On-X”) heart valves at domestic and international hospital locations and JOTEC products at international hospital locations. We retain title to this consignment inventory and it is included in finished goods inventory until the device is implanted, at which time we invoice the hospital. As of June 30, 2018 we had $10.7 million in consignment inventory, with approximately 56% in domestic locations and 44% in foreign locations. As of December 31, 2017 we had $9.3 million in consignment inventory with approximately 58% in domestic locations and 42% in foreign locations.

6. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of June 30, 2018 and December 31, 2017 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	June 30, 2018	December 31, 2017

Goodwill	$187,058	$188,305
In-process R&D	13,497	13,954
Procurement contracts and agreements	2,013	2,013
Trademarks	841	841

Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future. We believe that our trademarks have indefinite useful lives as we currently anticipate that our trademarks will contribute to our cash flows indefinitely.

We monitor the phases of development of all in-process R&D projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. All in process R&D projects are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

As of June 30, 2018 and December 31, 2017 our entire goodwill balance was related to our Medical Devices segment.

Medical Devices Segment
Balance as of December 31, 2017	$188,305
Additional goodwill from JOTEC Acquisition	1,359
Revaluation of goodwill denominated in foreign currency	(2,606)

Balance as of June 30, 2018	$187,058

Definite Lived Intangible Assets

As of June 30, 2018 and December 31, 2017 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands):

June 30, 2018	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$135,768	$12,787	11 – 22 Years
Patents	3,601	2,867	17 Years
Distribution and manufacturing rights and know-how	4,059	1,963	11 – 15 Years
Customer lists and relationships	32,288	4,319	13 – 23 Years
Other	1,638	1,286	3 – 5 Years

December 31, 2017	Gross Carrying Value	Accumulated Amortization	Amortization Period
Acquired technology	$139,045	$8,686	11 – 22 Years
Patents	3,612	2,819	17 Years
Distribution and manufacturing rights and know-how	4,059	1,820	11 – 15 Years
Customer lists and relationships	32,419	3,552	13 – 23 Years
Other	1,439	1,075	3 Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on our Summary Consolidated Statement of Operations and Comprehensive (Loss) Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Amortization expense	$2,753	$1,141	$5,487	$2,283

As of June 30, 2018 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2018	2019	2020	2021	2022	2023	Total
Amortization expense	$5,270	$10,306	$10,143	$10,122	$9,594	$9,255	$54,690

7. Income Taxes

Income Tax Expense

Our effective income tax rate was a benefit of 269% and 48% for the three and six months ended June 30, 2018, respectively, as compared to an expense of 24% and 9% for the three and six months ended June 30, 2017, respectively. Our income tax rate for the three and six months ended June 30, 2018 was impacted by excess tax benefit deductions related to stock compensation, which increased income tax benefits by approximately $300,000 and $1.4 million, respectively, and losses in high rate jurisdictions. These factors were partially offset by impacts of non-deductible operating expenses, and executive compensation expenses.

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

As of June 30, 2018 we have not completed our accounting for the income tax effects of all elements of the Tax Act. Where we could make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC Topic 740 based on the tax laws in effect before the Tax Act.

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

For our calendar year beginning in 2018, we are subject to several provisions of the Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and Internal Revenue Code Section 163(j) interest limitation (“Interest Limitation”) rules. Based on preliminary information and analysis, we have recorded a provisional estimate for a FDII deduction of $565,000 in our effective tax rate for the six months ended June 30, 2018. We estimate the Interest Limitation will apply, but not affect our 2018 tax rate. We currently estimate that other provisions of the Tax Act will not impact our 2018 effective rate. We will continue to refine our provisional estimates for our computations of the GILTI, FDII, BEAT, and Interest Limitation rules as we gather additional information.

As we complete our analysis of the Tax Act, further collect and analyze data, interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may adjust our provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

Deferred Income Taxes

We generate deferred tax assets primarily as a result of write-downs of inventory and deferred preservation costs; accruals for product and tissue processing liability claims; investment and asset impairments and due to operating losses. We acquired significant deferred tax assets, primarily net operating loss carryforwards, from our acquisitions of JOTEC in 2017, On-X in 2016, Hemosphere, Inc. in 2012, and Cardiogenesis Corporation in 2011. We believe utilization of these net operating loss carryforwards will not have a material impact on income taxes for the 2018 tax year. We recorded significant deferred tax liabilities in 2017 related to the intangible assets acquired in the JOTEC Acquisition.

As of June 30, 2018 we maintained a total of $2.5 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and had a net deferred tax liability of $25.3 million. As of December 31, 2017 we had a total of $2.5 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax liability of $28.8 million.

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

The loan under the Term Loan Facility is repayable on a quarterly basis according to the amortization provisions set forth in the Credit Agreement. We have the right to repay the loan under the Credit Agreement in whole or in part at any time. Amounts repaid in respect of the loan under the Term Loan Facility may not be reborrowed. Amounts repaid in respect of the loan under the Revolving Credit Facility may be reborrowed. All outstanding principal and interest in respect of (i) the Term Loan Facility must be repaid on or before December 1, 2024 and (ii) the Revolving Credit Facility must be repaid on or before December 1, 2022.

The loan under the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either, the base rate plus a margin of 3.00%, or LIBOR plus a margin of 4.00%. The loan under the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of June 30, 2018 the aggregate interest rate was 6.33% per annum. We are obligated to pay an unused commitment fee equal to 0.50% of the un-utilized portion of the revolving loan and are obligated to pay other customary fees for a credit facility of this size and type.

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

The Credit Agreement includes certain customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, breach of covenants, cross-default to certain material indebtedness, bankruptcy and insolvency and change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Credit Agreement immediately due and payable and may exercise the other rights and remedies provided under the Credit Agreement and related loan documents. As of June 30, 2018 and December 31, 2017 there were no outstanding balances on our Revolving Credit Facility and the remaining availability was $30.0 million.

Government Supported Bank Debt

In June 2015 JOTEC GmbH obtained two loans from Sparkasse Zollernalb, which we assumed in the acquisition, and are government sponsored by the Kreditanstalt für Wiederaufbau Bank (“KFW”). Both KFW loans have a term of 9 years and the interest rates are 2.45% and 1.4%.

Loan Balances

The short-term and long-term balances of our term loan and other borrowings were as follows (in thousands):

	June 30, 2018	December 31, 2017

Term loan balance	$223,875	$225,000
2.45% Sparkasse Zollernalb (KFW Loan 1)	1,480	1,657
1.4% Sparkasse Zollernalb (KFW Loan 2)	2,087	2,312

Total loan balance	227,442	228,969
Less unamortized loan origination costs	(9,243)	(10,015)

Net borrowings	218,199	218,954
Less short-term loan balance	(1,266)	(718)

Long-term loan balance	$216,933	$218,236

Interest Expense

Interest expense was $4.1 million and $7.8 million for the three and six months ended June 30, 2018, respectively, as compared to $834,000 and $1.6 million for the three and six months ended June 30, 2017, respectively. Interest expense for the three and six months ended June 30, 2018 and 2017 included interest on debt and uncertain tax positions. The increase in interest expense in 2018 was due to the interest on borrowings under the $225.0 million secured term loan facility that we entered into in December 2017 to finance, in part, the JOTEC Acquisition.

9. Commitments and Contingencies

Liability Claims

Our estimated unreported loss liability was $1.8 million as of both June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, the related recoverable insurance amounts were $746,000 and $692,000, respectively. We accrue our estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and record the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the estimated liability as of June 30, 2018 could have been as high as $3.1 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

Employment Agreements

The employment agreement of our Chairman, President, and Chief Executive Officer (“CEO”), Mr. J. Patrick Mackin, provides for a severance payment, which would become payable upon the occurrence of certain employment termination events, including termination by us without cause.

PerClot Technology

On September 28, 2010 we entered into a worldwide distribution agreement (the “Distribution Agreement”) and a license and manufacturing agreement (the “License Agreement”) with Starch Medical, Inc. (“SMI”), for PerClot®, a polysaccharide hemostatic agent used in surgery. The Distribution Agreement has a term of 15 years but can be terminated for any reason before the expiration date by us by providing 180 days’ notice. The Distribution Agreement also contains minimum purchase requirements that expire upon the termination of the Distribution Agreement or following U.S. regulatory approval for PerClot. Separate and apart from the terms of the Distribution Agreement, pursuant to the License Agreement, as amended by a September 2, 2011 technology transfer agreement, we can manufacture and sell PerClot, assuming appropriate regulatory approvals, in the U.S. and certain other jurisdictions and may be required to pay royalties to SMI at certain rates on net revenues of products.

We may make contingent payments to SMI of up to $1.0 million if certain U.S. regulatory and certain commercial milestones are achieved.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. We resumed enrollment into the PerClot U.S. clinical trial in the fourth quarter of 2016, and assuming enrollment proceeds as anticipated, we could receive Premarket Approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) in the first half of 2020.

As of June 30, 2018 we had $1.5 million in prepaid royalties, $2.5 million in net intangible assets, and $1.4 million in property and equipment, net on our Summary Consolidated Balance Sheets related to the PerClot product line. If we do not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

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

We routinely enter into contracts with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms and in most cases prices for the products and services that we offer. These agreements, however, do not obligate us to provide goods or services to the customer and there is no consideration promised to us at the onset of these arrangements. For customers without separate agreements, we have a standard list price established by geography and by currency for all products and services and our invoices contain standard terms and conditions that are applicable to those customers where a separate agreement is not controlling. Our performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and we accept the order. We identify performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. We generally recognize revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time we have an unconditional right to receive payment. Our prices are fixed and are not affected by contingent events that could impact the transaction price. We do not offer price concessions and do not accept payment that is less than the price stated when we accept the purchase order, except in rare credit related circumstances. We do not have any material performance obligations where we are acting as an agent for another entity.

Revenues for products, including: BioGlue® Surgical Adhesive, On-X products, JOTEC products, PerClot, PhotoFix TM and other medical devices, are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenues from consignment are recognized when the medical device is implanted. We recognize revenues for preservation services when services are completed and tissue is shipped to the customer.

Our E-xtra DESIGN ENGINEERING products are specifically designed to meet specifications of a particular patient, and therefore, do not create an asset with an alternative use. We evaluate open orders for these products each reporting period, and when material we recognize the revenue and related contract asset based on the amount of payment we believe we are entitled to at that time.

In certain limited circumstances, CardioGenesis cardiac laser consoles are provided to a customer for their use without transfer of title for evaluation purposes. We have determined that a portion of the revenue for the handpieces purchased during these evaluations constitutes revenue associated with the use of the laser console, but these are immaterial to reported revenues.

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

For the three and six months ended June 30, 2018 and 2017 the sources of revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

	(Unaudited)		(Unaudited)
Domestic hospitals	$35,139	$32,659	$68,682	$64,608
International hospitals	21,902	4,032	40,951	9,232
CardioGenesis cardiac laser therapy	1,578	2,052	2,924	3,638
International distributors	9,877	9,075	17,887	15,399

Total sources of revenue	$68,496	$47,818	$130,444	$92,877

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

We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of June 30, 2018 are not material.

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

Significant Judgments in the Application of the Guidance in ASC 606

There are no significant judgments associated with the satisfaction of our performance obligations. We generally satisfy performance obligations upon delivery of the product or service to the customer. This is consistent with the time in which the customer obtains control of the products or service. Performance obligations are also generally settled quickly after the purchase order acceptance, other than as identified for the E-xtra DESIGN ENGINEERING product, therefore, the value of unsatisfied performance obligations at the end of any reporting period is generally immaterial.

For performance obligations provided through our E-xtra DESIGN ENGINEERING product line, we determine the value of our enforceable right to payment based on the timing required and costs incurred for design services and manufacture of the in-process device in relation to the total inputs required to complete the device.

We consider variable consideration in establishing the transaction price. Forms of variable consideration potentially applicable to our arrangements include sales returns, rebates, volume based bonuses, and prompt pay discounts. We use historical information along with an analysis of the expected value to properly calculate and to consider the need to constrain estimates of variable consideration. Such amounts are included as a reduction to revenue from the sale of products and services in the periods in which the related revenue is recognized and adjusted in future periods as necessary.

Commissions and Contract Costs

Sales commissions are earned upon completion of each performance obligation, and therefore are expensed when incurred. These costs are included in general, administrative, and marketing expenses in the Summary Consolidated Statements of Operations and Comprehensive (Loss) Income. We generally do not incur incremental charges associated with securing agreements with customers which would require capitalization and recovery over the life of the agreement.

Practical Expedients

Our payment terms for sales direct to customers are substantially less than the one year collection period that falls within the practical expedient in the determination of whether a significant financing component exists.

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

●

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

●

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

Equity Grants

During the six months ended June 30, 2018 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 305,000 shares and had an aggregate grant date market value of $6.8 million. The PSUs granted in 2018 represent the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2018 is based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2018 calendar year. We currently believe that achievement of the performance component is probable, and we reevaluate this likelihood on a quarterly basis.

During the six months ended June 30, 2017 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, including PSUs at target levels, together totaled 312,000 shares of common stock and had an aggregate grant date market value of $5.4 million. The PSUs granted in 2017 represented the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2017 was based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and trade accounts receivable days’ sales outstanding, each as defined in the PSU grant documents, for the 2017 calendar year. The PSUs granted in 2017 earned 90% of the target number of shares.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 219,000 and 260,000 shares to certain Company officers during the six months ended June 30, 2018 and 2017, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 36,000 shares in the six months ended June 30, 2018, and 45,000 shares in the six months ended June 30, 2017 through the ESPP. There were no purchases of shares through the ESPP during the three months ended June 30, 2018 and 2017.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018

	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	0.5 Years	5.0 Years	0.5 Years
Expected stock price volatility	N/A	0.35	0.40	0.35
Risk-free interest rate	N/A	1.53%	2.64%	1.53%

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017

	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	0.5 Years	4.75 Years	0.5 Years
Expected stock price volatility	N/A	0.35	0.40	0.35
Risk-free interest rate	N/A	0.62%	1.87%	0.62%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

RSA, PSA, RSU, and PSU expense	$1,521	$1,532	$2,469	$2,877
Stock option and ESPP option expense	483	578	889	1,096

Total stock compensation expense	$2,004	$2,110	$3,358	$3,973

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. The total stock compensation expense also included expenses related to PSAs during the three and six months ended June 30, 2017. We have not granted any other PSAs and there is no unrecognized compensation expense for PSAs. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $132,000 and $238,000 in the three and six months ended June 30, 2018 respectively, and $109,000 and $177,000 in the three and six months ended June 30, 2017, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.

As of June 30, 2018 we had total unrecognized compensation costs of $9.5 million related to RSUs, RSAs, and PSUs and $2.7 million related to unvested stock options. As of June 30, 2018 this expense is expected to be recognized over a weighted-average period of 2.1 years for RSUs, 1.9 years for stock options, 1.4 years for RSAs, and 1.2 years for PSUs.

13. Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

Basic income (loss) per common share	2018	2017	2018	2017

Net income (loss)	$226	$3,163	$(3,629)	$5,386
Net (income) loss allocated to participating securities	(2)	(62)	31	(106)

Net income (loss) allocated to common shareholders	$224	$3,101	$(3,598)	$5,280

Basic weighted-average common shares outstanding	36,318	32,664	36,233	32,552

Basic income (loss) per common share	$0.01	$0.09	$(0.10)	$0.16

	Three Months Ended June 30,		Six Months Ended June 30,

Diluted income (loss) per common share	2018	2017	2018	2017

Net income (loss)	$226	$3,163	$(3,629)	$5,386
Net (income) loss allocated to participating securities	(2)	(60)	31	(103)

Net income (loss) allocated to common shareholders	$224	$3,103	$(3,598)	$5,283

Basic weighted-average common shares outstanding	36,318	32,664	36,233	32,552
Effect of dilutive stock options and awards	931	1,150	--	1,187

Diluted weighted-average common shares outstanding	37,249	33,814	36,233	33,739

Diluted income (loss) per common share	$0.01	$0.09	$(0.10)	$0.16

We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to income (loss) per common share. Accordingly, for the three months ended June 30, 2018 stock options to purchase a weighted-average 219,000 shares were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding. For the six months ended June 30, 2018 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss. For the three and six months ended June 30, 2017 stock options to purchase a weighted-average 264,000 shares and 190,000 shares, respectively, were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding.

14. Segment Information

We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue; BioFoam® Surgical Matrix; JOTEC products, since the JOTEC Acquisition; On-X products; CardioGenesis cardiac laser therapy; PerClot; and PhotoFix. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

The primary measure of segment performance, as viewed by our management, is segment gross margin, or net external revenues less cost of products and preservation services. We do not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues:
Medical devices	$49,313	$30,094	$92,911	$57,490
Preservation services	19,183	17,724	37,533	35,387

Total revenues	68,496	47,818	130,444	92,877

Cost of products and preservation services:
Medical devices	13,550	6,959	27,707	14,976
Preservation services	9,095	7,954	17,658	15,484

Total cost of products and preservation services	22,645	14,913	45,365	30,460

Gross margin:
Medical devices	35,763	23,135	65,204	42,514
Preservation services	10,088	9,770	19,875	19,903

Total gross margin	$45,851	$32,905	$85,079	$62,417

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Products:
BioGlue and BioFoam	$17,069	$16,683	$33,039	$32,364
JOTEC	17,205	--	31,665	--
On-X	11,888	9,862	22,197	18,722
CardioGenesis cardiac laser therapy	1,578	2,056	2,924	3,641
PerClot	968	936	1,940	1,755
PhotoFix	605	557	1,146	1,008

Total products	49,313	30,094	92,911	57,490

Preservation services:
Cardiac tissue	9,055	8,477	17,158	15,979
Vascular tissue	10,128	9,247	20,375	19,408

Total preservation services	19,183	17,724	37,533	35,387

Total revenues	$68,496	$47,818	$130,444	$92,877

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

●	Our belief that our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of goods in their local currencies;

●	Our belief regarding the international growth opportunity that would be provided by obtaining regulatory approval for BioGlue in China;

●	Our belief that the JOTEC products will achieve double digit growth over the next five years;

●

Our expectation that our expanded sales force will take market share and drive market expansion, including opening additional hospitals to using JOTEC products, based on the technologically and clinically advanced benefits of JOTEC products;

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

●

Our belief that the utilization of net operating loss carryforwards from our acquisitions of Hemosphere, Inc., Cardiogenesis Corporation, and JOTEC will not have a material impact on income taxes for the 2018 tax year; and

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

We reported quarterly revenues of $68.5 million in the three months ended June 30, 2018, a 43% increase from the quarter ended June 30, 2017, primarily due to revenues from JOTEC. See the “Results of Operations” section below for additional analysis of the three and six months ended June 30, 2018.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2017. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the quarter ended June 30, 2018 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements

See Note 1 of Notes to Summary Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended June 30,		Revenues as a Percentage of Total Revenues for the Three Months Ended June 30,

	2018	2017	2018	2017

Products:
BioGlue and BioFoam	$17,069	$16,683	25%	35%
JOTEC	17,205	--	25%	--%
On-X	11,888	9,862	17%	21%
CardioGenesis cardiac laser therapy	1,578	2,056	2%	4%
PerClot	968	936	2%	2%
PhotoFix	605	557	1%	1%

Total products	49,313	30,094	72%	63%

Preservation services:
Cardiac tissue	9,055	8,477	13%	18%
Vascular tissue	10,128	9,247	15%	19%

Total preservation services	19,183	17,724	28%	37%

Total	$68,496	$47,818	100%	100%

	Revenues for the Six Months Ended June 30,		Revenues as a Percentage of Total Revenues for the Six Months Ended June 30,

	2018	2017	2018	2017

Products:
BioGlue and BioFoam	$33,039	$32,364	25%	35%
JOTEC	31,665	--	24%	--%
On-X	22,197	18,722	17%	20%
CardioGenesis cardiac laser therapy	2,924	3,641	2%	4%
PerClot	1,940	1,755	2%	2%
PhotoFix	1,146	1,008	1%	1%

Total products	92,911	57,490	71%	62%

Preservation services:
Cardiac tissue	17,158	15,979	13%	17%
Vascular tissue	20,375	19,408	16%	21%

Total preservation services	37,533	35,387	29%	38%

Total	$130,444	$92,877	100%	100%

Revenues increased 43% and 40% for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017. The increase in revenues for the three and six months ended June 30, 2018 was primarily due to revenues from JOTEC, which we acquired in December 2017, in addition to increases in On-X and BioGlue product revenues and preservation services revenues. A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2018 is presented below.

Products

Revenues from products increased 64% and 62% for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017. The increase was primarily due to the acquisition of JOTEC in December 2017 as well as an increase in revenues from the sale of On-X and BioGlue products, partially offset by a decrease in revenues from CardioGenesis cardiac laser therapy. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; JOTEC; On-X; CardioGenesis cardiac laser therapy; PerClot; and PhotoFix is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies, with a concentration in Euros but also including British Pounds, Polish Zloty, Swiss Francs, Brazilian Real, and Canadian Dollars which are subject to exchange rate fluctuations. Between June 30, 2017 and June 30, 2018, the U.S. Dollar weakened in comparison to certain of these currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into U.S. Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars and, although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of these goods in their local currencies.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 2% for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017. These increases were primarily due to the favorable effect of foreign currency exchange, which increased revenues by 2% in each comparable period. Revenues in the U.S., Canada, and the European Economic Area, Middle East, and Africa (“EMEA”) markets increased during these periods, but were offset by a reduction in revenues to certain Asia Pacific and Latin American distributors due to changes in their buying patterns.

We are currently seeking regulatory approval for BioGlue in China, and if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues from BioGlue accounted for 52% and 54% of total BioGlue revenues for the three and six months ended June 30, 2018, respectively, and 54% and 55% of total BioGlue revenues for the three and six months ended June 30, 2017, respectively. BioFoam revenues accounted for less than 1% of surgical sealant revenues for both the three and six months ended June 30, 2018 and 2017. BioFoam is approved for sale in certain international markets.

JOTEC

On December 1, 2017 CryoLife acquired JOTEC AG, a Swiss entity that we converted to JOTEC GmbH and subsequently merged with our Swiss acquisition entity, Jolly Buyer Acquisition GmbH (“JOTEC”) and its subsidiaries (the “JOTEC Acquisition”), a German-based, privately held developer of technologically differentiated endovascular stent grafts, and cardiac and vascular surgical grafts, focused on aortic repair. JOTEC products are distributed in a variety of international markets.

JOTEC post-acquisition revenues for the three and six months ended June 30, 2018 increased 31% and 26%, respectively, when compared to JOTEC pre-acquisition revenues for the three and six months ended June 30, 2017. Excluding the effects for foreign exchange, revenues for the three and six months ended June 30, 2018 increased 19% and 13%, respectively, as compared to the JOTEC pre-acquisition revenues for the three and six months ended June 30, 2017, primarily due to an increase in unit shipments.

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

On-X product revenues, excluding OEM, increased 20% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase was primarily due to a 20% increase in volume of units sold, which increased revenues by 18%, the favorable effect of foreign currency exchange which increased revenues 1%, and an increase in average sales prices, which increased revenues by 1%.

On-X product revenues, excluding OEM, increased 18% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase was primarily due to a 19% increase in volume of units sold, which increased revenues by 18% and the favorable effect of foreign currency exchange which increased revenues 1%, partially offset by a decrease in average sales prices, which decreased revenues by 1%.

The volume increase of On-X products for the three and six months ended June 30, 2018 was primarily due an increase in volume in the U.S. and an increase in volume in Canada after establishing a direct market in July 2017, with smaller increases in the EMEA region.

CardioGenesis Cardiac Laser Therapy

Revenues from our CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, the sale of laser consoles. Revenues from cardiac laser therapy decreased 23% and 20% for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017. This decrease was primarily due to an 11% and 13% decrease in unit shipments of handpieces for the three and six months ended June 30, 2018, respectively, and the sale of a laser console in the second quarter of 2017 with no corresponding units in 2018.

The major contributing factors to the decrease in handpiece revenues included the de-emphasis on this product line since 2016, the emphasis on the On-X product line that was acquired in 2016, and the corresponding realignment of our sales force. Cardiac laser therapy is generally used adjunctively with cardiac bypass surgery by a limited number of physicians who perform these procedures. Revenues from laser console sales are difficult to predict and can vary significantly from quarter to quarter.

PerClot

Revenues from the sale of PerClot increased 3% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase was primarily due to the favorable effect of foreign currency exchange, which increased revenues by 4%, partially offset by a decrease in volume of grams sold, which decreased revenues by 1%.

Revenues from the sale of PerClot increased 11% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase was primarily due to an increase in the volume of grams sold, which increased revenues by 7%, and the favorable effect of foreign currency exchange, which increased revenues by 6%, partially offset by a decrease in average sales prices, which decreased revenues by 2%.

The volume increase for the three and six months ended June 30, 2018 was primarily due to an increase in sales of PerClot in EMEA. The decrease in average selling prices for the six months ended June 30, 2018 was primarily due to price reductions to certain customers in Europe as a result of pricing pressures from competitive products.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. We resumed enrollment into the PerClot U.S. clinical trial in the fourth quarter of 2016, and assuming enrollment proceeds as anticipated, we could receive Premarket Approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) in the first half of 2020.

PhotoFix

PhotoFix revenues increased 8% and 14% for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017. These increases were primarily due to an increase in units sold, which increased revenues by 8% and 13%, respectively, primarily due to an increase in the number of implanting physicians when compared to the prior year period, as this product continues to penetrate domestic markets.

Preservation Services

Revenues from preservation services increased 8% and 6% for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017.

We continue to evaluate modifications to our tissue processing procedures in an effort to improve tissue processing throughput, reduce costs, and maintain quality across our tissue processing business. Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status; demand for certain tissue types due to the number and type of procedures being performed; and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and six months ended June 30, 2018.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, increased 7% for the both three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017. This increase in the three and six months ended June 30, 2018 was primarily due to a 12% and 15% increase in unit shipments of cardiac tissues, respectively, which increased revenues by 8% in both periods, partially offset by a decrease in average service fees, which decreased revenues by 1% in both periods.

The increase in cardiac volume for the three and six months ended June 30, 2018 was primarily due to an increase in the volume of cardiac valve shipments and a smaller increase in cardiac patch shipments.

Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets.

Vascular Preservation Services

Revenues from vascular preservation services increased 10% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase was primarily due to a 16% increase in vascular tissue shipments, which increased revenues by 14%, partially offset by a decrease in average service fees, which decreased revenues by 4%.

Revenues from vascular preservation services increased 5% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase was primarily due to a 10% increase in vascular tissue shipments, which increased revenues by 9%, partially offset by a decrease in average service fees, which decreased revenues by 4%.

The increase in vascular volume for the three and six months ended June 30, 2018 was primarily due to increases in saphenous vein and femoral artery shipments. The decrease in average service fees for the three and six months ended June 30, 2018 was primarily driven by fee differences due to physical characteristics of vascular tissues and the routine negotiation of pricing contracts with certain customers.

The majority of our vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. These tissues are primarily distributed in domestic markets.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

Cost of products	$13,550	$6,959	$27,707	$14,976

Cost of products increased 95% and 85% for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017. Cost of products for the three and six months ended June 30, 2018 and 2017 included costs related to BioGlue, BioFoam, On-X, CardioGenesis cardiac laser therapy, PerClot, and PhotoFix. Cost of products for the three and six months ended June 30, 2018 also included costs related to JOTEC.

Cost of products for the three and six months ended June 30, 2018 includes $1.2 million and $2.7 million, respectively, in inventory basis step-up expense, primarily related to the JOTEC inventory fair value adjustment recorded in purchase accounting. Cost of products for the three and six months ended June 30, 2017 included $63,000 and $2.1 million, respectively, in inventory basis step-up expense, primarily related to costs for On-X products re-purchased from previous international and domestic distributors in excess of the unit cost to manufacture the inventory.

The increase in cost of products for the three and six months ended June 30, 2018 was primarily due to an increase in revenues related to JOTEC, which we acquired in December 2017, and an increase of acquisition inventory basis step-up expense, as compared to the prior year period as discussed above.

Cost of Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

Cost of preservation services	$9,095	$7,954	$17,658	$15,484

Cost of preservation services increased 14% for the both three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services increased in the three months ended June 30, 2018 primarily due to a 14% increase in the unit shipment of tissues. Cost of preservation services increased in the six months ended June 30, 2018 primarily due to a 12% increase in the unit shipment of tissues and a 2% increase in the per unit cost of processing tissues.

Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

Gross margin	$45,851	$32,905	$85,079	$62,417
Gross margin as a percentage of total revenues	67%	69%	65%	67%

Gross margin increased 39% and 36% for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to increases in On-X and JOTEC product revenues. Gross margin as a percentage of total revenues decreased in the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017 primarily due to lower margins on JOTEC revenues, after the impact of purchase accounting adjustments, in comparison to our other product revenues with a smaller impact related to the decrease in tissue gross margins, partially offset by higher On-X revenues, which have slightly higher margins than our other product revenues.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

General, administrative, and marketing expenses	$34,727	$23,389	$72,075	$46,260
General, administrative, and marketing expenses as a percentage of total revenues	51%	49%	55%	50%

General, administrative, and marketing expenses increased 48% and 56% for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017. The increase in general, administrative, and marketing expenses for the three and six months ended June 30, 2018 was primarily due to the addition of JOTEC’s general, administrative, and marketing expenses, as well as an increase in business development and integration expenses, and higher expenses to support our increasing revenue base and employee headcount. General, administrative, and marketing expenses for the three and six months ended June 30, 2018 included $1.3 million and $5.1 million, respectively, in business development and integration expenses, primarily related to the JOTEC Acquisition, as compared to $1.1 million and $1.4 million for the three and six months ended June 30, 2017, respectively.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

Research and development expenses	$5,719	$4,728	$11,089	$8,821
Research and development expenses as a percentage of total revenues	8%	10%	9%	9%

Research and development expenses increased 21% and 26% for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017. Research and development spending in the three and six months ended June 30, 2018 was primarily focused on JOTEC products and clinical work with respect to our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S, and to a lesser extent, On-X and BioGlue products. Research and development spending in the three and six months ended June 30, 2017 was primarily focused on clinical work with respect to PerClot, On-X, BioGlue, and NeoPatchTM products.

Interest Expense

Interest expense was $4.1 million and $7.8 million for the three and six months ended June 30, 2018, respectively, as compared to $834,000 and $1.6 million for the three and six months ended June 30, 2017, respectively. Interest expense in the three and six months ended June 30, 2018 and 2017 included interest on debt and uncertain tax positions. The increase in interest expense in 2018 was due to the interest on borrowings under the $225.0 million secured term loan facility (the “Term Loan Facility”) we entered into in December 2017 to finance, in part, the JOTEC Acquisition.

Earnings

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

(Loss) income before income taxes	$(134)	$4,143	$(7,040)	$5,887
Income tax (benefit) expense	(360)	980	(3,411)	501

Net income (loss)	$226	$3,163	$(3,629)	$5,386

Diluted income (loss) per common share	$0.01	$0.09	$(0.10)	$0.16

Diluted weighted-average common shares outstanding	37,249	33,814	36,233	33,739

We experienced a loss before income taxes for the three and six months ended the June 30, 2018, as compared to the three and six months ended June 30, 2017. The loss before income taxes for the three and six months ended June 30, 2018 was primarily due to an increase in business development and integration expenses including expenses related to the JOTEC inventory fair value adjustment. We have experienced an increase in operating expenses due to the addition of JOTEC’s general, administrative, and marketing expenses, higher expenses to support our increasing revenue base and employee headcount, and an increase in interest expense due to the interest on borrowings under the Term Loan Facility.

Our effective income tax rate was a benefit of 269% and 48% for the three and six months ended June 30, 2018, respectively, as compared to an expense of 24% and 9% for the three and six months ended June 30, 2017, respectively. Our income tax rate for the three and six months ended June 30, 2018 was impacted by excess tax benefit deductions related to stock compensation, which increased income tax benefits by approximately $300,000 and $1.4 million, respectively, and losses in high rate jurisdictions. These factors were partially offset by impacts of non-deductible operating expenses, and executive compensation expenses.

Our income tax rate for the three and six months ended June 30, 2017 was favorably affected by excess tax benefits, primarily related to the exercise of non-qualified stock options and the vesting of stock awards, which decreased income tax expense by approximately $532,000 and $1.6 million, respectively.

On December 22, 2017 the U.S. enacted tax reform legislation known as the H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Act”), resulting in significant modifications to existing law. We have elected to follow the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of Accounting Standards Codification (“ASC”) Topic 740 in situations where we do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the

Tax Act’s enactment date and ending when we have obtained, prepared, and analyzed the information needed in order to complete the accounting requirements. The measurement period, however, cannot extend beyond one year from the enactment date.

As of June 30, 2018 we have not completed our accounting for the income tax effects of all elements of the Tax Act. Where we could make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC Topic 740 based on the tax laws in effect before the Tax Act.

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

For our calendar year beginning in 2018, we are subject to several provisions of the Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and Internal Revenue Code Section 163(j) interest limitation (“Interest Limitation”) rules. Based on preliminary information and analysis, we have recorded a provisional estimate for a FDII deduction of $565,000 in our effective tax rate for the six months ended June 30, 2018. We estimate the Interest Limitation will apply, but not affect our 2018 tax rate. We currently estimate that other provisions of the Tax Act will not impact our 2018 effective rate. We will continue to refine our provisional estimates for our computations of the GILTI, FDII, BEAT, and Interest Limitation rules as we gather additional information.

As we complete our analysis of the Tax Act, further collect and analyze data, interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may adjust our provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

Net income (loss) and diluted income (loss) per common share decreased for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017. The decrease for the three and six months ended June 30, 2018 was primarily due to the loss before income taxes, partially offset by an income tax benefit, as discussed above.

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

Liquidity and Capital Resources

Net Working Capital

As of June 30, 2018 net working capital (current assets of $169.7 million less current liabilities of $34.1 million) was $135.6 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, compared to net working capital of $136.4 million and a current ratio of 4 to 1 at December 31, 2017.

Overall Liquidity and Capital Resources

Our primary cash requirements for the six months ended June 30, 2018 were general working capital needs, interest and principal payments under our debt agreement, business development and integration expenses, capital expenditures for facilities and equipment, and to a lesser extent repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves.

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

Significant Sources and Uses of Liquidity

In connection with the closing of the JOTEC Acquisition, we entered into a credit and guaranty agreement for a new $255.0 million senior secured credit facility, consisting of a $225.0 million Term Loan Facility and a $30.0 million secured revolving credit facility (“the Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Agreement”). We and each of our existing domestic subsidiaries (subject to certain exceptions and exclusions) guarantee the obligations under the Credit Agreement (the “Guarantors”). The Credit Agreement is secured by a security interest in substantially all existing and after-acquired real and personal property (subject to certain exceptions and exclusions) of us and the Guarantors.

On December 1, 2017 CryoLife borrowed the entire $225.0 million Term Loan Facility. The proceeds of the Term Loan Facility were used along with cash on hand and shares of CryoLife common stock to (i) fund the JOTEC Acquisition (ii) pay certain fees and expenses related to the JOTEC Acquisition and the Credit Agreement and (iii) pay the outstanding balance of our prior credit facility.

The loan under the Term Loan Facility is repayable on a quarterly basis according to the amortization provisions set forth in the Credit Agreement. We have the right to repay the loan under the Credit Agreement in whole or in part at any time. Amounts repaid in respect of the loan under the Term Loan Facility may not be reborrowed. Amounts repaid in respect of the loan under the Revolving Credit Facility may be reborrowed. All outstanding principal and interest in respect of (i) the Term Loan Facility must be repaid on or before December 1, 2024 and (ii) the Revolving Credit Facility must be repaid on or before December 1, 2022. As of June 30, 2018 the remaining availability on our revolving credit facility was $30.0 million.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. We resumed enrollment in the PerClot U.S. clinical trial in the fourth quarter of 2016, and assuming enrollment proceeds as anticipated, we could receive PMA from the FDA in the first half of 2020. See also Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Our investment in PerClot is subject to significant risks, and our ability to fully realize our investment is dependent on our ability to obtain FDA approval and to successfully commercialize PerClot in the U.S. either directly or indirectly.”

We believe utilization of net operating loss carryforwards from our acquisitions of Hemosphere, Inc. (“Hemosphere”), Cardiogenesis Corporation (“Cardiogenesis”), and JOTEC will not have a material impact on income taxes for the 2018 tax year.

As of June 30, 2018 approximately 43% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash used in operating activities was $8.9 million for the six months ended June 30, 2018, as compared to net cash provided by operating activities of $2.0 million for the six months ended June 30, 2017. The current year cash used in operating activities was largely a result of increased business development costs, primarily related to the JOTEC Acquisition and interest payments under our debt agreement.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net (loss) income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2018 these non-cash items included $9.1 million in depreciation and amortization expenses, $3.1 million in non-cash compensation, and a reduction in deferred income taxes of $2.9 million.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2018 these changes included an unfavorable adjustment of $8.3 million due to timing differences between recording accounts payable, accrued expenses, and other liabilities and the payment of cash, $6.7 million due to the timing difference between recording receivables and the receipt of cash, and $2.3 million due to increases in prepaid expenses and other assets, partially offset by $1.1 million due to decreases in inventory balances and deferred preservation costs.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $3.6 million for the six months ended June 30, 2018, as compared to $3.6 million for the six months ended June 30, 2017 primarily due to capital expenditures in both years.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $3.0 million for the six months ended June 30, 2018, as compared to $2.8 million for the six months ended June 30, 2017. The current year cash used was primarily due to $1.8 million for repurchases of common stock to cover tax withholdings and $1.4 million in principal payments on debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of June 30, 2018 were as follows (in thousands):

		Remainder of
	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt obligations	$227,442	$1,364	$2,801	$2,801	$2,801	$2,801	$214,875
Interest payments	88,321	7,108	14,100	13,949	13,796	13,643	25,725
Operating leases	25,297	3,019	6,330	5,399	4,370	1,919	4,260
Capital leases	8,015	423	873	700	652	596	4,771
Research obligations	5,482	3,269	1,697	222	159	135	--
Purchase commitments	4,405	2,289	1,871	125	64	64	--
Contingent payments	1,000	--	--	1,000	--	--	--

Total contractual obligations	$359,962	$17,464	$27,672	$24,196	$21,841	$19,158	$249,631

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

Our purchase commitments include obligations from agreements with suppliers, one of which is the minimum purchase requirements for PerClot under a distribution agreement with Starch Medical, Inc. (“SMI”). Pursuant to the terms of the distribution agreement, we may terminate that agreement, including the minimum purchase requirements set forth in the agreement for various reasons, one of which is if we obtain FDA approval for PerClot. These minimum purchases are included in the table above through 2019, based on the assumption that we will not terminate the distribution agreement before its target date for receiving FDA approval for PerClot in the first half of 2020. However, if we do not obtain FDA approval for PerClot and choose not to terminate the distribution agreement, we may have minimum purchase obligations of up to $1.75 million per year through the end of the contract term in 2025.

The contingent payments obligation includes payments that we may make if certain U.S. regulatory approvals and certain commercial milestones are achieved related to our transaction with SMI for PerClot.

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, as no assessments have been made for specific litigation, and (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $4.2 million, as no specific assessments have been made by any taxing authorities.

Capital Expenditures

Capital expenditures were $3.6 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively. Capital expenditures in the six months ended June 30, 2018 were primarily related to the routine purchases of manufacturing and tissue processing equipment; leasehold improvements needed to support our business; computer software; and computer and office equipment.

Risks and Uncertainties

See the risks identified in Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $25.0 million as of June 30, 2018 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility and $223.9 million secured Term Loan Facility. A 10% adverse change in interest rates, as compared to the rates experienced by us in the six months ended June 30, 2018, affecting our cash and cash equivalents, restricted cash and securities, $223.9 million secured Term Loan Facility, and Revolving Credit Facility would not have a material effect on our financial position, results of operations, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2018, affecting our balances denominated in foreign currencies, would not have had a material effect on our financial position, results of operations, or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the six months ended June 30, 2018, affecting our revenue and expense transactions denominated in foreign currencies, would not have had a material effect on our financial position, results of operations, or cash flows.

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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2018, the CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

As disclosed above, on December 1, 2017 we acquired JOTEC AG, a Swiss entity that we converted to JOTEC GmbH and subsequently merged with our Swiss acquisition entity, Jolly Buyer Acquisition GmbH (“JOTEC”) and its subsidiaries. We are currently in the process of integrating the JOTEC operations, evaluating their internal controls, and implementing CryoLife’s internal control structure over these operations.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 16, 2018, we settled our indemnification claims against the representative of the former shareholders of On-X Life Technologies Holdings, Inc. (“On-X”) and the related litigation previously disclosed.

Item 1A. Risk Factors.

Risks Relating To Our Business

We may not realize all of the anticipated benefits of the JOTEC Acquisition.

On December 1, 2017 we acquired JOTEC AG, a Swiss entity that we converted to JOTEC GmbH and subsequently merged with our Swiss acquisition entity, Jolly Buyer Acquisition GmbH (“JOTEC”), and its subsidiaries (the “JOTEC Acquisition”) for $168.8 million in cash and 2,682,754 shares of CryoLife common stock with an estimated value of $53.1 million as determined on the date of closing, for a total purchase price of approximately $221.9 million, including debt and cash acquired on the date of closing. We paid part of the cash portion of the purchase price using available cash on hand and financed the remainder of the cash portion of the purchase price and related expenses and refinanced our then existing approximately $69.0 million term loan, with a new $255.0 million senior secured credit facility, consisting of a $225.0 million institutional term loan B and a $30.0 million undrawn revolving credit facility.

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

●	Change the Company’s, or permit a subsidiary to change its, fiscal year without notice to the administrative agent under the agreement;

●	Enter into agreements which restrict our ability to incur liens;

●	Engage in any line of business substantially different from that in which we are currently engaged; and

●	Make certain investments, including strategic acquisitions or joint ventures.

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

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, representing approximately 25% and 35% of revenues in the three months ended June 30, 2018 and 2017, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

●	Changes to components in the BioGlue product, including in the delivery system require regulatory approval, which if delayed, could cause prolonged disruptions to our ability to supply BioGlue.

We are significantly dependent on our revenues from JOTEC and are subject to a variety of risks affecting them.

JOTEC is now a significant source of our revenues, representing 25% of revenues in the three months ended June 30, 2018. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

Tissue preservation services are a significant source of our revenues, representing 28% and 37% of revenues in the three months ended June 30, 2018 and 2017, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

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

In addition, U.S. and foreign governments and regulatory agencies have adopted restrictive laws, regulations, and rules that apply to our tissue preservation services. These include but are not limited to:

●

National Organ Transplant Act, (“NOTA”), which prohibits the acquisition or transfer of human organs for valuable consideration for use in human transplantation, but allows for the payment of reasonable expenses associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of human organs; and

●

U.S. Department of Labor, Occupational Safety and Health Administration, and U.S. Environmental Protection Agency requirements for prevention of occupational exposure to infectious agents and hazardous chemicals and protection of the environment.

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

On-X is a significant source of our revenues, representing 17% and 21% of revenues in the three months ended June 30, 2018 and 2017, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●	Our ability to achieve anticipated On-X revenue in international markets outside the U.S.;

●	Our ability to capitalize on the U.S. Food and Drug Administration (“FDA”)’s approved reduced International Normalized Ratio (“INR”) indication;

●	Our ability to compete effectively with some of our major competitors, as they may have advantages over us in terms of cost structure, pricing, sales force footprint, and brand recognition;

●	Our ability to manage the risks associated with less favorable contract terms for On-X products on consignment at hospitals with more bargaining power;

●	Changes in technology that may impact the market for mechanical heart valves, such as transcatheter aortic valve replacement, or “TAVR” devices;

●	Enhanced regulatory enforcement activities or failure to receive renewed certifications that could cause interruption in our ability to sell On-X products in certain markets; and

●

Our ability to execute and complete the FDA mandated post-approval study to assess the occurrence of adverse events with the On-X Aortic Prosthetic Heart Valve when targeted at an INR level of 1.8 (1.5-2.0 range) during a 5-year follow-up.

Our revenues for the On-X AAP in Europe may continue to be adversely affected by regulatory enforcement activities regarding the On-X AAP’s CE Mark.

On November 22, 2016, we received a letter from G-Med, which acts as our Notified Body for the On-X product line, indicating that it was temporarily suspending the CE Mark for the On-X AAP in the European Economic Area (“EEA”), due to an allegedly untimely and allegedly deficient plan by us to address certain technical documentation issues found by G-Med during a review and renewal of the design examination certificate for the On-X AAP. On July 26, 2017, we received a letter from G-Med indicating that it was continuing the suspension of the CE Mark for the AAP product for a period of up to 18 months pending further assessment. We have since withdrawn our application from G-Med for certification of the AAP product and are currently pursuing another pathway to CE Mark for the AAP product with a goal of returning the product to the European market in the fourth quarter of 2018. Failure to obtain CE Mark for the On-X AAP in the EEA could have a material adverse effect on EEA revenues in 2018 and beyond.

Our investment in PerClot is subject to significant risks, and our ability to fully realize our investment is dependent on our ability to obtain FDA approval and to successfully commercialize PerClot in the U.S. either directly or indirectly.

In 2010 and 2011, we entered into various agreements with SMI pursuant to which, among other things, we (a) may distribute PerClot in certain international markets and are licensed to manufacture PerClot in the U.S.; (b) acquired some technology to assist in the production of a potentially key component in PerClot; and (c) obtained the exclusive right to pursue, obtain, and maintain FDA Pre-Market Approval (“PMA”) for PerClot. We are currently conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S., and assuming enrollment proceeds as anticipated, we could receive PMA from the FDA in the first half of 2020. There is no guarantee, however, that we will obtain FDA approval when anticipated or at all. The estimated timing of regulatory approval for PerClot is based on factors beyond our control, including but not limited to, the pace of enrollment in the pivotal clinical trial and the approval process may be delayed because of unforeseen scheduling difficulties and unfavorable results at various stages in the pivotal clinical trial or the process. We may also decide to delay or terminate our pursuit of U.S. regulatory approval for PerClot at any time due to changing conditions at CryoLife, in the marketplace, or in the economy in general.

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

PerClot sold in the EEA has a CE Mark that is owned by a third party, and that expired in the second quarter of 2018. If that CE Mark is not timely renewed, we may be unable to purchase additional PerClot to distribute in the EEA and other countries that recognize the CE Mark after our distributors’ inventories of approved PerClot are depleted, which could materially, adversely affect our future revenues.

Reclassification by the FDA of CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) may make it commercially infeasible to continue processing the CryoValve SGPV.

In October 2014 the FDA convened an advisory committee meeting to consider the FDA’s recommendation to re-classify more than minimally manipulated (”MMM”) allograft heart valves from an unclassified medical device to a Class III medical device. The class of MMM allograft heart valves includes our CryoValve SGPV. At the meeting, a majority of the advisory committee panel recommended to the FDA that MMM allograft heart valves be re-classified as a Class III product. We expect that the FDA will issue a proposal for reclassification of MMM allograft heart valves, which will be subject to a public comment period before finalization. After publication of the reclassification rule, we expect to have thirty months to submit for an FDA PMA, after which the FDA will determine if, and for how long, we may continue to provide these tissues to customers. To date, the FDA has not issued a proposed reclassification for MMM allograft heart valves.

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

As noted above, we are currently engaged in an Investigational Device Exemption clinical trial for PerClot, as well as clinical trials in China for BioGlue and in the U.S. for the On-X valve. We also anticipate commencing efforts in 2018 to initiate future U.S. clinical trials for certain JOTEC products. Each of these trials is subject to the risks outlined herein.

We cannot give assurance that the relevant regulatory agencies will clear or approve these or any new products and services, or new indications, in a timely basis, if ever, or that the new products and services, or new indications, will adequately meet the requirements of the applicable market or achieve market acceptance. We may encounter delays or rejections during any stage of the regulatory approval process if clinical or other data fails to demonstrate satisfactorily compliance with, or if the service or product fails to meet, the regulatory agency’s requirements for safety, efficacy, and quality, or the regulatory agency otherwise has concerns about our quality or regulatory compliance. Regulatory requirements for safety, efficacy, quality, and the conduct of clinical trials may become more stringent due to changes in applicable laws, regulatory agency policies, or the adoption of new regulations. Clinical trials may also be delayed or halted due to the following, among other factors:

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

●

European Notified Bodies have recently engaged in more rigorous regulatory enforcement activities and may continue to do so. For example, our Notified Body for the On-X product line temporarily suspended the CE Mark for the On-X ascending aortic prosthesis (“AAP”) in the EEA. See the risk factor above entitled “Our revenues for the On-X AAP in Europe may continue to be adversely affected by regulatory enforcement activities regarding the On-X AAP’s CE Mark” for further discussion;

●

The European Union has adopted a new Medical Device Regulation (MDR 2017/745), which could result in product reclassifications or more stringent commercialization requirements that adversely impact our clearances and approvals; and

●

Adverse publicity associated with our products or processed tissues or our industry could lead to a decreased use of our products or tissues, additional regulatory scrutiny, and/or product or tissue processing liability lawsuits.

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

Certain changes in tax law implemented by the Tax Act will be partially effective in the current 2018 fiscal year and fully effective in the 2019 fiscal year. The primary impacts to us include repeal of the alternative minimum tax regime, decrease of the corporate income tax rate structure, net operating loss limitations, and changes to the limits on executive compensation deductions. These changes will have a material impact to the value of deferred tax assets and liabilities, and our future taxable income and effective tax rate. Although we currently anticipate the enacted changes in the corporate tax rate and calculation of taxable income will have a favorable effect on our financial condition, profitability, and/or cash flows, we are still analyzing the Tax Act with our professional advisers and we are still awaiting guidance from the U.S. Department of Treasury. Until such analysis is complete and verified, and until we receive additional guidance, the full impact of the Tax Act on us in future periods is uncertain, and no assurances can be made by us that it will not have any negative impacts on us.

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

The European Commission has approved a data protection regulation, known as the General Data Protection Regulation (“GDPR”), which took effect in May 2018. GDPR includes significant new requirements for companies that receive or process the personal data of residents of the European Union (including company employees), which increase our operating costs and require significant management time and energy. GDPR also includes significant penalties for noncompliance. Any GDPR related government enforcement activities, may be costly to comply with, result in negative publicity and subject us to significant penalties, any of which could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

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

We are subject to various federal and state anti-kickback, false claims privacy, and similar laws, any breach of which could cause a material, adverse effect on our business, financial condition, and profitability.

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

Efforts to repeal and replace the ACA have been ongoing since the 2016 election, but it is unclear if these efforts will be successful. On January 20, 2017 President Trump issued an executive order titled “Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” In addition, as part of the Tax Act, the “individual mandate,” which required individuals to purchase insurance, was repealed. The impact of the executive order and the repeal of the individual mandate, as well as the future of the ACA itself, remain unclear. There are many programs and requirements for which the details have not yet been fully established or the consequences are not fully understood. These proposals may affect aspects of our business. We cannot predict what further reform proposals, if any, will be adopted, when they will be adopted, or what impact they may have on us. Any changes that lower reimbursement for our products or reduce medical procedure volumes, however, could adversely affect our business and profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

The following table provides information about purchases by us during the quarter ended June 30, 2018 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Common Shares and Common Stock Units Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs

04/01/18 - 04/30/18	2,125	$20.05	--	$--
05/01/18 - 05/31/18	10,597	24.35	--	--
06/01/18 - 06/30/18	65	29.00	--	--

Total	12,787	23.66	--

The common shares purchased during the quarter ended June 30, 2018 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

Under our Credit Agreement, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 22, 2015, by and among CryoLife, Inc., On-X Life Technologies Holdings, Inc., Cast Acquisition Corporation, Fortis Advisors LLC and each of the security holders who becomes a party thereto. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2016.)

2.2	Securities Purchase Agreement, dated as of October 10, 2017, by and among CryoLife, Inc., CryoLife Germany HoldCo GmbH, Jolly Buyer Acquisition GmbH, JOTEC AG, each of the security holders identified therein, and Lars Sunnanväder as the representative of such security holders. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 11, 2017.)

3.1	Amended and Restated Articles of Incorporation of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2015.)

3.2	Amended and Restated By-Laws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed February 22, 2018.)

4.1	Form of Certificate for our Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

4.2	Form of Indenture for Senior Debt Securities (Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 filed August 5, 2015 (No. 333-206119).)

4.3	Form of Subordinated Indenture for Subordinated Debt Securities (Incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed August 5, 2015 (No. 333-206119).)

10.1†	CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.1(a)†	Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed June 22, 2012.)

10.1(b)†	First Amendment to the Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan, dated July 24, 2012. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.1(c)†	Second Amended and Restated CryoLife Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed April 8, 2014.)

10.1(d)†	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan entered into with each Named Executive Officer. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.2†	CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed July 28, 2015.)

10.2(a)†	First Amendment to CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed March 8, 2017.)

10.2(b)†	Form of 2018 Performance Share Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan.

10.2(c)†	Form of 2018 Officer Restricted Stock Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan.

10.2(d)†	Form of 2018 Non-Employee Director Restricted Stock Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan.

10.2(e)†	Form of 2018 Grant of Non-Qualified Stock Option pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan.

Exhibit Number	Description
10.3	CryoLife, Inc. Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed April 10, 1996.)

10.3(a)	First Amendment to the CryoLife, Inc. Employee Stock Purchase Plan. (Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed May 20, 2010.)

10.4†	CryoLife, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.5†	Summary of 2017 Compensation Arrangements with Non-Employee Directors. (Incorporated by reference to Exhibit 10.8(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.6†	Employment Agreement between CryoLife, Inc. and J. Patrick Mackin, dated as of July 7, 2014. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2014.)

10.7†	Stock Option Grant Agreement by and between CryoLife, Inc. and J. Patrick Mackin, dated September 2, 2014. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed October 28, 2014.)

10.8†	Form of Indemnification Agreement for Non-Employee Directors and Certain Officers. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 23, 2017.)

10.9†	Change of Control Severance Agreement between CryoLife, Inc. and John E. Davis, dated November 21, 2016.

10.10†	Change of Control Severance Agreement between CryoLife, Inc. and Jean F. Holloway, dated November 21, 2016 (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 22, 2016.)

10.11†	Change of Control Severance Agreement between CryoLife, Inc. and D. Ashley Lee, dated November 21, 2016 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed November 22, 2016.)

10.12†	Change of Control Severance Agreement between CryoLife, Inc. and James McDermid, dated November 21, 2016.

10.13	Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated April 18, 1995. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.13(a)	First Amendment to Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.13(b)	Restatement and Amendment to Funding Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.13(c)	Second Amendment to Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to P&L Barrett, L.P., dated May 10, 2010. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.14+	Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated March 2, 2009.

10.14(a)+	First Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated November 15, 2012

10.14(b)+	Second Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated January 29, 2015.

10.15	Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 23, dated October 27, 2017 and November 2, 2017.

Exhibit Number	Description
10.15(a)	First Amendment to Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 23, dated December 28, 2017 and January 1, 2018.

10.16+	Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 25, dated October 27, 2017 and November 2, 2017

10.16(a)*+	First Amendment to Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 25, dated April 27, 2018

10.17	Credit and Guaranty Agreement, dated as of December 1, 2017, by and among CryoLife, Inc., CryoLife International, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., AuraZyme Pharmaceuticals, Inc., the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 1, 2017.)

14.1	Form of Code of Conduct, as amended (Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2015.)

21.1	Subsidiaries of CryoLife, Inc. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.)

31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Indicates management contract or compensatory plan or arrangement.

+	The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

++	The Registrant has been granted confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYOLIFE, INC.
(Registrant)

/s/ J. PATRICK MACKIN ---------------------------------------	/s/ D. ASHLEY LEE ----------------------------------
J. PATRICK MACKIN	D. ASHLEY LEE
Chairman, President, and	Executive Vice President,
Chief Executive Officer	Chief Operating Officer, and
(Principal Executive Officer)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

August 7, 2018

------------------------

DATE