Form 10-Q
period 2018-09-30
CRYOLIFE INC
filed 2018-11-01
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes  ☒                             No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                                    Yes  ☒                     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                   Yes  ☐                            No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2018
Common Stock, $.01 par value	36,967,506 shares

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

	(Unaudited)		(Unaudited)
Revenues:
Products	$45,152	$27,029	$138,063	$84,519
Preservation services	19,446	16,970	56,979	52,357

Total revenues	64,598	43,999	195,042	136,876

Cost of products and preservation services:
Products	12,459	6,220	40,166	21,196
Preservation services	9,425	7,917	27,083	23,401

Total cost of products and preservation services	21,884	14,137	67,249	44,597

Gross margin	42,714	29,862	127,793	92,279

Operating expenses:
General, administrative, and marketing	32,871	24,756	104,946	71,016
Research and development	5,225	4,277	16,314	13,098

Total operating expenses	38,096	29,033	121,260	84,114

Operating income	4,618	829	6,533	8,165

Interest expense	4,104	851	11,863	2,486
Interest income	(52)	(64)	(141)	(159)
Other (income) expense, net	(1,542)	21	(257)	(70)

Income (loss) before income taxes	2,108	21	(4,932)	5,908
Income tax expense (benefit)	543	(1,304)	(2,868)	(803)

Net income (loss)	$1,565	$1,325	$(2,064)	$6,711

Income (loss) per common share:
Basic	$0.04	$0.04	$(0.06)	$0.20

Diluted	$0.04	$0.04	$(0.06)	$0.19

Weighted-average common shares outstanding:
Basic	36,526	32,887	36,331	32,665
Diluted	37,610	34,057	36,331	33,851

Net income (loss)	$1,565	$1,325	$(2,064)	$6,711
Other comprehensive income (loss):
Foreign currency translation adjustments	(514)	217	(540)	582

Comprehensive income (loss)	$1,051	$1,542	$(7,204)	$7,293

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2018	December 31, 2017

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,558	$39,977
Restricted securities	753	776
Trade receivables, net	48,882	47,525
Other receivables	3,974	3,916
Inventories	46,149	46,684
Deferred preservation costs	33,509	35,671
Prepaid expenses and other	6,127	4,731

Total current assets	173,952	179,280

Property and equipment, net	32,072	33,579
Goodwill	188,118	188,305
Acquired technology, net	121,254	130,359
Other intangibles, net	42,184	49,071
Other	12,115	9,099

Total assets	$569,695	$589,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,941	$9,767
Accrued compensation	8,628	10,208
Current portion of long-term debt	1,266	718
Taxes payable	924	4,020
Accrued expenses and other	13,990	18,227

Total current liabilities	30,749	42,940

Long-term debt	216,579	218,236
Deferred income taxes	26,116	30,431
Other	19,444	21,028

Total liabilities	292,888	312,635

Commitments and contingencies

Shareholders’ equity:
Preferred stock	--	--
Common stock (issued shares of 38,445 in 2018 and 37,618 in 2017)	384	376
Additional paid-in capital	258,555	249,935
Retained earnings	35,742	37,609
Accumulated other comprehensive (loss) income	(3,283)	1,857
Treasury stock at cost (shares of 1,484 in 2018 and 1,387 in 2017)	(14,591)	(12,719)

Total shareholders’ equity	276,807	277,058

Total liabilities and shareholders’ equity	$569,695	$589,693

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,

	2018	2017

	(Unaudited)
Net cash flows from operating activities:
Net (loss) income	$(2,064)	$6,711

Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	13,636	6,683
Non-cash compensation	4,685	5,652
Other non-cash adjustments to (loss) income	(1,330)	879

Changes in operating assets and liabilities:
Receivables	(2,310)	(4,303)
Inventories and deferred preservation costs	1,697	(6,901)
Prepaid expenses and other assets	(2,481)	(3,040)
Accounts payable, accrued expenses, and other liabilities	(12,473)	(855)

Net cash flows (used in) provided by operating activities	(640)	4,826

Net cash flows from investing activities:
Proceeds from sale of business component	--	740
Capital expenditures	(4,275)	(5,384)
Other	(722)	(67)

Net cash flows used in investing activities	(4,997)	(4,711)

Net cash flows from financing activities:
Repayment of term loan	(2,098)	(3,916)
Proceeds from exercise of stock options and issuance of common stock	3,793	2,599
Redemption and repurchase of stock to cover tax withholdings	(2,085)	(1,600)
Other	(888)	(3)

Net cash flows used in financing activities	(1,278)	(2,920)

Effect of exchange rate changes on cash, cash equivalents, and restricted securities	1,473	477

Decrease in cash, cash equivalents, and restricted securities	(5,442)	(2,328)

Cash, cash equivalents, and restricted securities beginning of period	40,753	57,341

Cash, cash equivalents, and restricted securities end of period	$35,311	$55,013

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Overview

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2017 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of, and for the three and nine months ended, September 30, 2018 and 2017 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018.

New Accounting Standards

Recently Adopted

As of January 1, 2018 we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and the additional related ASUs (“ASC 606”). These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. ASC 606 provides that we recognize revenue to depict the transfer of control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We used the modified retrospective method applied to those contracts that were not substantially completed as of January 1, 2018. As a result of the adoption, we recorded an immaterial adjustment to increase retained earnings to recognize the impact of contract assets under the new revenue recognition guidance. See Note 11 for further discussion of revenue recognition.

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

Not Yet Effective

In February 2016 the FASB amended its Accounting Standards Codification (“ASC”) and created a new Topic 842, Leases. The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. We have identified contracts with potential leasing arrangements, entered leases into a tracking software, and are currently evaluating the impact the adoption of this standard will have on our financial position, results of operations, and cash flows.

2. Financial Instruments

The following is a summary of our financial instruments measured at fair value (in thousands):

September 30, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,237	$--	$--	$1,237
Restricted securities:
Money market funds	753	--	--	753

Total assets	$1,990	$--	$--	$1,990

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$372	$--	$--	$372
Restricted securities:
Money market funds	776	--	--	776

Total assets	$1,148	$--	$--	$1,148

We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds.

3. Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and restricted securities (in thousands):

September 30, 2018	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$1,237	$--	$1,237
Restricted securities:
Money market funds	753	--	753

December 31, 2017	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$372	$--	$372
Restricted securities:
Money market funds	776	--	776

As of September 30, 2018 and December 31, 2017 $753,000 and $776,000, respectively, of our money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations.

There were no gross realized gains or losses on cash equivalents in the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018 $231,000 of our restricted securities had a maturity date within three months and $522,000 of our restricted securities had a maturity date between three months and one year. As of December 31, 2017 $537,000 of our restricted securities had a maturity date within three months and $239,000 had a maturity date between three months and one year.

4. Acquisition of JOTEC

Overview

On December 1, 2017 we acquired JOTEC AG, a Swiss entity that we converted to JOTEC GmbH and subsequently merged with our Swiss acquisition entity, Jolly Buyer Acquisition GmbH (“JOTEC”), and its subsidiaries (the “JOTEC Acquisition”) for a contract value of approximately $225.0 million, subject to certain adjustments. JOTEC is being operated as a wholly-owned subsidiary of CryoLife. In connection with the closing of the JOTEC Acquisition, CryoLife entered into a senior secured credit facility in an aggregate principal amount of $255.0 million, which includes a $225.0 million term loan and a $30.0 million revolving credit facility. See Note 8 for further discussion of the senior secured credit facility.

Accounting for the Transaction

We have updated our preliminary analysis of the purchase price of the JOTEC Acquisition to $222.2 million, including debt and cash acquired as determined on the date of closing, consisting of $169.1 million in cash and 2,682,754 shares of CryoLife common stock, with a value of $53.1 million on the date of the closing. This purchase price reflects an additional payment related to a working capital true-up calculated and paid to the sellers as defined in the purchase agreement. Upon closing of the JOTEC Acquisition, $22.5 million was paid into an escrow account for any amounts payable for indemnification claims or other payment obligations. Our preliminary allocation of the $222.2 million purchase consideration was allocated to JOTEC’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of December 1, 2017. Goodwill was preliminarily recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and is not deductible for tax purposes. Goodwill from this transaction has been allocated to our Medical Devices segment. The estimated allocation of assets acquired and liabilities assumed is based on the information available to us. As we complete our valuation procedures, if new information regarding these values is received that would result in a material adjustment to the values recorded, we will recognize the adjustment, which may include the recognition of additional expenses, impairments, or other allocation adjustments, in the period this determination is made. As of September 30, 2018 goodwill increased by $3.2 million resulting from adjustments made during the measurement period, primarily related to certain intangible assets.

The preliminary purchase price allocation as of December 1, 2017, reflecting the measurement period adjustments is as follows (in thousands):

Opening Balance Sheet
Cash and cash equivalents	$4,130
Receivables	13,392
Inventories	17,393
Intangible assets	111,711
Property and equipment, net	13,051
Goodwill	112,431
Other assets	4,281
Debt acquired	(3,808)
Liabilities assumed	(50,424)

Total purchase price	$222,157

We incurred transaction and integration costs of $1.8 million and $6.1 million for the three and nine months ended September 30, 2018 related to the JOTEC Acquisition, which included, among other costs, expenses related to the termination of international distribution agreements, severance costs, and legal, other professional, and consulting costs. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on our Summary Consolidated Statements of Operations and Comprehensive Income (Loss).

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

A summary of this unaudited pro forma information is as follows (in thousands, except per share amounts):

	Twelve Months Ended December 31,
	2017	2016

Total revenues	$236,209	$224,896
Net loss	(736)	(1,966)

Pro forma loss per common share - basic	$(0.02)	$(0.06)
Pro forma loss per common share - diluted	$(0.02)	$(0.06)

Pro forma net loss was calculated using a normalized tax rate of approximately 38%.

5. Inventories and Deferred Preservation Costs

Inventories at September 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

	September 30, 2018	December 31, 2017

Raw materials and supplies	$16,858	$16,328
Work-in-process	4,093	5,504
Finished goods	25,198	24,852

Total inventories	$46,149	$46,684

Deferred preservation costs at September 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

	September 30, 2018	December 31, 2017

Cardiac tissues	$16,077	$16,988
Vascular tissues	17,432	18,683

Total deferred preservation costs	$33,509	$35,671

To facilitate patient support and access, we maintain consignment inventory of our On-X Life Technologies Holdings, Inc. (“On-X”) heart valves at domestic and international hospital locations and JOTEC products at international hospital locations. We retain title to this consignment inventory and it is included in finished goods inventory until the device is implanted, at which time we invoice the hospital. As of September 30, 2018 we had $10.6 million in consignment inventory, with approximately 58% in domestic locations and 42% in foreign locations. As of December 31, 2017 we had $9.3 million in consignment inventory with approximately 58% in domestic locations and 42% in foreign locations.

6. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of September 30, 2018 and December 31, 2017 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	September 30, 2018	December 31, 2017

Goodwill	$188,118	$188,305
In-process R&D	9,485	13,954
Procurement contracts and agreements	2,013	2,013
Trademarks	841	841

Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future. We believe that our trademarks have indefinite useful lives as we currently anticipate that our trademarks will contribute to our cash flows indefinitely.

We monitor the phases of development of all in-process R&D projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. All in-process R&D projects are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

As of September 30, 2018 and December 31, 2017 our entire goodwill balance was related to our Medical Devices segment.

Medical Devices Segment
Balance as of December 31, 2017	$188,305
JOTEC Acquisition measurement period adjustments	3,177
Revaluation of goodwill denominated in foreign currency	(3,364)

Balance as of September 30, 2018	$188,118

Definite Lived Intangible Assets

As of September 30, 2018 and December 31, 2017 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands):

September 30, 2018	Gross Value	Accumulated Amortization	Amortization Period
Acquired technology	$136,061	$14,807	11 – 22 Years
Customer lists and relationships	31,191	4,702	13 – 22 Years
Distribution and manufacturing rights and know-how	4,059	2,035	11 – 15 Years
Patents	3,621	2,918	17 Years
Other	2,096	1,467	3 – 5 Years

December 31, 2017	Gross Value	Accumulated Amortization	Amortization Period
Acquired technology	$139,045	$8,686	11 – 22 Years
Customer lists and relationships	32,419	3,552	13 – 23 Years
Distribution and manufacturing rights and know-how	4,059	1,820	11 – 15 Years
Patents	3,612	2,819	17 Years
Other	1,439	1,075	3 Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on our Summary Consolidated Statement of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Amortization expense	$2,707	$1,140	$8,195	$3,423

As of September 30, 2018 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2018	2019	2020	2021	2022	2023	Total
Amortization expense	$2,597	$10,386	$10,222	$10,202	$9,673	$9,287	$52,367

7. Income Taxes

Income Tax Expense

Our effective income tax rate was an expense of 26% and a benefit of 58% for the three and nine months ended September 30, 2018, respectively. Our effective income tax rate for the three months ended September 30, 2017 was not meaningful due to the impact of the value of tax adjustments as compared to the low amount of income before taxes. Our effective income tax rate was a benefit of 14% for the nine months ended September 30, 2017 due to the impact of the value of tax adjustments. Our income tax rate for the three and nine months ended September 30, 2018 was affected by excess tax benefit deductions related to stock compensation, which increased the year-to-date income tax benefits by approximately $1.4 million, and losses in high rate jurisdictions. These factors were partially offset by the effects of non-deductible operating expenses and executive compensation expenses.

Our income tax rate for the three and nine months ended September 30, 2017 was favorably affected by excess tax benefits, primarily related to the exercise of non-qualified stock options and the vesting of stock awards, which decreased income tax expense by approximately $1.1 million and $2.7 million, respectively.

On December 22, 2017 the U.S. enacted tax reform legislation known as the H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Act”), resulting in significant modifications to existing law. We have elected to follow the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740, Income Taxes (“ASC 740”) in situations where we do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Act’s enactment date and ending when we have obtained, prepared, and analyzed the information needed in order to complete the accounting requirements, but the measurement period cannot extend beyond one year from the enactment date.

As of September 30, 2018 we have not fully completed our accounting for the income tax effects of all elements of the Tax Act, but we have completed our analysis of the 2017 repatriation transition tax. Our final transition tax calculation was not materially different from the provisional nominal tax benefit recorded at December 31, 2017. For elements of the Tax Act for which our analysis is not yet complete, we made reasonable estimates of the effects and recorded provisional adjustments. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 based on the tax laws in effect before the Tax Act.

For our calendar year beginning in 2018, we are subject to several provisions of the Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and Internal Revenue Code Section 163(j) interest limitation (“Interest Limitation”) rules. Based on preliminary information and analysis, we have recorded a provisional estimate for a FDII deduction of $565,000 in our effective tax rate for the nine months ended September 30, 2018. We estimate the Interest Limitation will apply, but not affect our 2018 tax rate. We are not subject to BEAT at this time based on revenue trends. We will continue to refine our provisional estimates for our computations of the GILTI, FDII, and Interest Limitation rules as we gather additional information.

We currently estimate that other provisions of the Tax Act generally will not materially impact our 2018 effective rate, other than the potential impact of changes to the deductibility of meals and entertainment and executive compensation. We continue to gather new information on the interpretation of these new law changes and refine our provisional estimates.

As we complete our analysis of the Tax Act, further collect and analyze data, interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may adjust our provisional amounts. Those adjustments may materially impact our provision for income taxes.

Deferred Income Taxes

We generate deferred tax assets primarily as a result of write-downs of inventory and deferred preservation costs, accruals for product and tissue processing liability claims, investment and asset impairments, and due to operating losses. We acquired significant deferred tax assets, primarily net operating loss carryforwards, from our acquisitions of JOTEC in 2017, On-X in 2016, Hemosphere, Inc. in 2012, and Cardiogenesis Corporation in 2011. We believe utilization of these net operating losses will not have a material impact on income taxes for the 2018 tax year. We recorded significant deferred tax liabilities in 2017 related to the intangible assets acquired in the JOTEC Acquisition.

As of September 30, 2018 we maintained a total of $2.5 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and had a net deferred tax liability of $22.7 million. As of December 31, 2017 we had a total of $2.5 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax liability of $28.8 million.

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

On December 1, 2017 we borrowed the entire $225.0 million Term Loan Facility. The proceeds of the Term Loan Facility were used along with cash on hand and shares of CryoLife common stock to (i) fund the JOTEC Acquisition, (ii) pay certain fees and expenses related to the JOTEC Acquisition and the Credit Agreement, and (iii) pay the outstanding balance of our prior credit facility. The Revolving Credit Facility is undrawn following the JOTEC Acquisition and may be used for working capital, capital expenditures, acquisitions permitted under the Credit Agreement, and other general corporate purposes pursuant to the terms of the Credit Agreement.

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

The loan under the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 3.00%, or LIBOR, plus a margin of 4.00%. The loan under the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of September 30, 2018 the aggregate interest rate was 6.39% per annum. We are obligated to pay an unused commitment fee equal to 0.50% of the un-utilized portion of the Revolving Credit Facility and are obligated to pay other customary fees for a credit facility of this size and type.

In October 2018 we finalized an amendment to the Credit Agreement to reprice, resulting in a reduction in the interest rate margin over LIBOR on the Term Loan Facility. Under the amendment to the Credit Agreement, the interest rates will be revised to a floating annual rate equal to either base rate, plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%.

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

The Credit Agreement includes certain customary events of default that include, among other things, non-payment of principal, interest, or fees; inaccuracy of representations and warranties; breach of covenants; cross-default to certain material indebtedness; bankruptcy and insolvency; and change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Credit Agreement immediately due and payable and may exercise the other rights and remedies provided under the Credit Agreement and related loan documents. As of September 30, 2018 and December 31, 2017 there were no outstanding balances on our Revolving Credit Facility and the remaining availability was $30.0 million.

Government Supported Bank Debt

In June 2015 JOTEC GmbH obtained two loans from Sparkasse Zollernalb, which we assumed in the acquisition, and are government sponsored by the Kreditanstalt für Wiederaufbau Bank (“KFW”). Both KFW loans have a term of 9 years and one loan bears an interest rate of 2.45% and the second loan bears an interest rate of 1.40%.

Loan Balances

The short-term and long-term balances of our term loan and other borrowings were as follows (in thousands):

	September 30, 2018	December 31, 2017

Term loan balance	$223,313	$225,000
2.45% Sparkasse Zollernalb (KFW Loan 1)	1,401	1,657
1.40% Sparkasse Zollernalb (KFW Loan 2)	1,989	2,312

Total loan balance	226,703	228,969
Less unamortized loan origination costs	(8,858)	(10,015)

Net borrowings	217,845	218,954
Less short-term loan balance	(1,266)	(718)

Long-term loan balance	$216,579	$218,236

Interest Expense

Interest expense was $4.1 million and $11.9 million for the three and nine months ended September 30, 2018, respectively, as compared to $851,000 and $2.5 million for the three and nine months ended September 30, 2017, respectively. Interest expense for the three and nine months ended September 30, 2018 and 2017 included interest on debt and uncertain tax positions. The increase in interest expense in 2018 was due to the interest on borrowings under the $225.0 million secured term loan facility that we entered into in December 2017 to finance, in part, the JOTEC Acquisition.

9. Commitments and Contingencies

Liability Claims

Our estimated unreported loss liability was $1.9 million and $1.8 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, the related recoverable insurance amounts were $773,000 and $692,000, respectively. We accrue our estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and record the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the estimated liability as of September 30, 2018 could have been as high as $3.1 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

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

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Assuming enrollment proceeds as anticipated, we could receive Premarket Approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) in mid-year of 2020.

As of September 30, 2018 we had $1.5 million in prepaid royalties, $2.4 million in intangible assets, net, and $1.4 million in property and equipment, net on our Summary Consolidated Balance Sheets related to the PerClot product line. If we do not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

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

We routinely enter into contracts with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms and in most cases prices for the products and services that we offer. These agreements, however, do not obligate us to provide goods or services to the customer, and there is no consideration promised to us at the onset of these arrangements. For customers without separate agreements, we have a standard list price established by geography and by currency for all products and services, and our invoices contain standard terms and conditions that are applicable to those customers where a separate agreement is not controlling. Our performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and we accept the order. We identify performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. We generally recognize revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time we have an unconditional right to receive payment. Our prices are fixed and are not affected by contingent events that could impact the transaction price. We do not offer price concessions and do not accept payment that is less than the price stated when we accept the purchase order, except in rare credit related circumstances. We do not have any material performance obligations where we are acting as an agent for another entity.

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

4.	CardioGenesis Cardiac Laser Console Trials and Sales – CardioGenesis cardiac trialed laser consoles are delivered under separate agreements.

For the three and nine months ended September 30, 2018 and 2017 the sources of revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

	(Unaudited)		(Unaudited)
Domestic hospitals	$34,924	$30,720	$103,606	$95,327
International hospitals	19,001	5,158	56,440	12,291
International distributors	9,083	6,632	30,482	24,128
CardioGenesis cardiac laser therapy	1,590	1,489	4,514	5,130

Total sources of revenue	$64,598	$43,999	$195,042	$136,876

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

We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of September 30, 2018 are not material.

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

We consider variable consideration in establishing the transaction price. Forms of variable consideration potentially applicable to our arrangements include sales returns, rebates, volume-based bonuses, and prompt pay discounts. We use historical information along with an analysis of the expected value to properly calculate and to consider the need to constrain estimates of variable consideration. Such amounts are included as a reduction to revenue from the sale of products and services in the periods in which the related revenue is recognized and adjusted in future periods as necessary.

Commissions and Contract Costs

Sales commissions are earned upon completion of each performance obligation, and therefore, are expensed when incurred. These costs are included in general, administrative, and marketing expenses in the Summary Consolidated Statements of Operations and Comprehensive Income (Loss). We generally do not incur incremental charges associated with securing agreements with customers which would require capitalization and recovery over the life of the agreement.

Practical Expedients

Our payment terms for sales direct to customers are substantially less than the one-year collection period that falls within the practical expedient in the determination of whether a significant financing component exists.

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

Effective Date and Transition Disclosures

Adoption of the new standards related to revenue recognition did not have a material impact on our consolidated financial statements and is not expected to have a material impact in future periods. During our evaluation of the impact of adopting the new revenue standard, which included a detailed review of performance obligations for all material revenue streams, we identified two noteworthy items:

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

Equity Grants

During the nine months ended September 30, 2018 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 317,000 shares and had an aggregate grant date market value of $7.1 million. The PSUs granted in 2018 represent the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2018 is based on attaining specified levels of adjusted earnings before interest, taxes, depreciation, and amortization, (“EBITDA”), as defined in the PSU grant documents, for the 2018 calendar year. We currently believe that achievement of the performance component is probable, and we reevaluate this likelihood on a quarterly basis.

During the nine months ended September 30, 2017 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, including PSUs at target levels, together totaled 384,000 shares of common stock and had an aggregate grant date market value of $6.3 million. The PSUs granted in 2017 represented the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2017 was based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and trade accounts receivable days’ sales outstanding, each as defined in the PSU grant documents, for the 2017 calendar year. The PSUs granted in 2017 earned 100% of the target number of shares.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 219,000 and 260,000 shares to certain Company officers during the nine months ended September 30, 2018 and 2017, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 46,000 and 82,000 shares in the three and nine months ended September 30, 2018, respectively, and 47,000 and 93,000 shares in the three and nine months ended September 30, 2017, respectively, through the ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018

	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	0.5 Years	5.0 Years	0.5 Years
Expected stock price volatility	N/A	0.32	0.40	0.35
Risk-free interest rate	N/A	2.11%	2.64%	1.53%

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017

	Stock Options	ESPP Options	Stock Options	ESPP Options

Expected life of options	N/A	0.5 Years	4.8 Years	0.5 Years
Expected stock price volatility	N/A	0.43	0.40	0.35
Risk-free interest rate	N/A	1.14%	1.87%	0.62%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

RSA, PSA, RSU, and PSU expense	$1,281	$1,448	$3,750	$4,326
Stock option and ESPP option expense	412	519	1,301	1,614

Total stock compensation expense	$1,693	$1,967	$5,051	$5,940

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. The total stock compensation expense also included expenses related to PSAs during the three and nine months ended September 30, 2017. We have not granted any other PSAs and there is no unrecognized compensation expense for PSAs. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $125,000 and $363,000 in the three and nine months ended September 30, 2018, respectively, and $111,000 and $288,000 in the three and nine months ended September 30, 2017, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.

As of September 30, 2018 we had total unrecognized compensation costs of $7.9 million related to RSUs, RSAs, and PSUs and $2.2 million related to unvested stock options. As of September 30, 2018 this expense is expected to be recognized over a weighted-average period of 1.9 years for RSUs, 1.7 years for stock options, 1.2 years for RSAs, and 1.0 years for PSUs.

13. Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

Basic income (loss) per common share	2018	2017	2018	2017

Net income (loss)	$1,565	$1,325	$(2,064)	$6,711
Net (income) loss allocated to participating securities	(15)	(22)	20	(126)

Net income (loss) allocated to common shareholders	$1,550	$1,303	$(2,044)	$6,585

Basic weighted-average common shares outstanding	36,526	32,887	36,331	32,665

Basic income (loss) per common share	$0.04	$0.04	$(0.06)	$0.20

	Three Months Ended September 30,		Nine Months Ended September 30,

Diluted income (loss) per common share	2018	2017	2018	2017

Net income (loss)	$1,565	$1,325	$(2,064)	$6,711
Net (income) loss allocated to participating securities	(14)	(22)	20	(122)

Net income (loss) allocated to common shareholders	$1,551	$1,303	$(2,044)	$6,589

Basic weighted-average common shares outstanding	36,526	32,887	36,331	32,665
Effect of dilutive stock options and awards	1,084	1,170	--	1,186

Diluted weighted-average common shares outstanding	37,610	34,057	36,331	33,851

Diluted income (loss) per common share	$0.04	$0.04	$(0.06)	$0.19

We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to income (loss) per common share. For the three months ended September 30, 2018 none of the stock options to purchase shares were antidilutive; therefore, no shares were excluded from the calculation of diluted weighted-average common shares outstanding. For the nine months ended September 30, 2018 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss. For the three and nine months ended September 30, 2017 stock options to purchase a weighted-average 264,000 shares and 215,000 shares, respectively, were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding.

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues:
Medical devices	$45,152	$27,029	$138,063	$84,519
Preservation services	19,446	16,970	56,979	52,357

Total revenues	64,598	43,999	195,042	136,876

Cost of products and preservation services:
Medical devices	12,459	6,220	40,166	21,196
Preservation services	9,425	7,917	27,083	23,401

Total cost of products and preservation services	21,884	14,137	67,249	44,597

Gross margin:
Medical devices	32,693	20,809	97,897	63,323
Preservation services	10,021	9,053	29,896	28,956

Total gross margin	$42,714	$29,862	$127,793	$92,279

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Products:
BioGlue and BioFoam	$15,646	$15,730	$48,685	$48,094
JOTEC	15,004	--	46,669	--
On-X	11,298	8,326	33,495	27,048
CardioGenesis cardiac laser therapy	1,590	1,489	4,514	5,130
PerClot	882	886	2,822	2,641
PhotoFix	732	598	1,878	1,606

Total products	45,152	27,029	138,063	84,519

Preservation services:
Cardiac tissue	9,502	7,932	26,660	23,911
Vascular tissue	9,944	9,038	30,319	28,446

Total preservation services	19,446	16,970	56,979	52,357

Total revenues	$64,598	$43,999	$195,042	$136,876

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

●	Our belief that our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of goods in their local currencies;

●	Our belief regarding the international growth opportunity that would be provided by obtaining regulatory approval for BioGlue in China;

●	Our belief that the JOTEC products will achieve double-digit growth over the next five years;

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

●

Our belief that the utilization of net operating loss carryforwards from our acquisitions of JOTEC, On-X, Hemosphere, Inc., and Cardiogenesis Corporation will not have a material impact on income taxes for the 2018 tax year;

●	Our estimate that the Interest Limitation will apply, but not affect our 2018 tax rate; and

●	Other statements regarding future plans and strategies, anticipated events, or trends.

These and other forward-looking statements reflect the views of management at the time such statements are made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described under Part II, Item 1A, “Risks Factors” in this Form 10-Q and elsewhere throughout this report, the risks described under in Part I, Item 1A, “Risks Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and elsewhere throughout that report and other risks, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim any duty to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We reported quarterly revenues of $64.6 million in the three months ended September 30, 2018, a 47% increase from the quarter ended September 30, 2017 primarily due to revenues from JOTEC. See the “Results of Operations” section below for additional analysis of the three and nine months ended September 30, 2018.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2017. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the quarter ended September 30, 2018 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements

See Note 1 of “Notes to Summary Consolidated Financial Statements” for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

(Tables in thousands)

Revenues

	Revenues for the Three Months Ended September 30,		Revenues as a Percentage of Total Revenues for the Three Months Ended September 30,

	2018	2017	2018	2017

Products:
BioGlue and BioFoam	$15,646	$15,730	24%	36%
JOTEC	15,004	--	23%	--%
On-X	11,298	8,326	18%	19%
CardioGenesis cardiac laser therapy	1,590	1,489	3%	3%
PerClot	882	886	1%	2%
PhotoFix	732	598	1%	1%

Total products	45,152	27,029	70%	61%

Preservation services:
Cardiac tissue	9,502	7,932	15%	18%
Vascular tissue	9,944	9,038	15%	21%

Total preservation services	19,446	16,970	30%	39%

Total	$64,598	$43,999	100%	100%

	Revenues for the Nine Months Ended September 30,		Revenues as a Percentage of Total Revenues for the Nine Months Ended September 30,

	2018	2017	2018	2017

Products:
BioGlue and BioFoam	$48,685	$48,094	25%	35%
JOTEC	46,669	--	24%	--%
On-X	33,495	27,048	17%	20%
CardioGenesis cardiac laser therapy	4,514	5,130	3%	4%
PerClot	2,822	2,641	1%	2%
PhotoFix	1,878	1,606	1%	1%

Total products	138,063	84,519	71%	62%

Preservation services:
Cardiac tissue	26,660	23,911	14%	17%
Vascular tissue	30,319	28,446	15%	21%

Total preservation services	56,979	52,357	29%	38%

Total	$195,042	$136,876	100%	100%

Revenues increased 47% and 42% for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. The increase in revenues for the three and nine months ended September 30, 2018 was primarily due to revenues from JOTEC, which we acquired in December 2017, in addition to increases in On-X product revenues and preservation services revenues. A detailed discussion of the changes in product revenues and preservation services revenues for the three and nine months ended September 30, 2018 is presented below.

Products

Revenues from products increased 67% and 63% for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. The increase was primarily due to the acquisition of JOTEC in

December 2017 as well as an increase in revenues from the sale of On-X products. A detailed discussion of the changes in product revenues for BioGlue and BioFoam® Surgical Matrix; JOTEC; On-X; CardioGenesis cardiac laser therapy; PerClot; and PhotoFix is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies, with a concentration in Euros but also including British Pounds, Polish Zloty, Swiss Francs, Brazilian Real, and Canadian Dollars which are subject to exchange rate fluctuations. For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, the U.S. Dollar strengthened in comparison to these currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into U.S. Dollars.    For the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, the U.S. Dollar weakened in comparison to the major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into U.S. Dollars. The impact on the results of operations was not material in either period. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars and, although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of these goods in their local currencies.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, decreased 1% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This decrease was primarily due to a decrease in average sales prices, which decreased revenues by 2%, partially offset by a 1% increase in volume of units sold.

Revenues from the sale of surgical sealants increased 1% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase was primarily due to the favorable effect of foreign currency exchange, which increased revenues by 2%, partially offset by a 1% decrease in the average sales prices.

Revenues in the U.S., Canada, and the European Economic Area, Middle East, and Africa (“EMEA”) markets increased during these periods but were offset by a reduction in revenues to certain Asia Pacific and Latin American distributors due to changes in their buying patterns.

We are currently seeking regulatory approval for BioGlue in China, and if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues from BioGlue accounted for 54% of total BioGlue revenues for both the three and nine months ended September 30, 2018, and 52% and 54% of total BioGlue revenues for the three and nine months ended September 30, 2017, respectively. BioFoam revenues accounted for less than 1% of surgical sealant revenues for both the three and nine months ended September 30, 2018 and 2017. BioFoam is approved for sale in certain international markets.

JOTEC

On December 1, 2017 CryoLife acquired JOTEC AG and its subsidiaries (the “JOTEC Acquisition”), a German-based, privately held developer of technologically differentiated endovascular stent grafts, and cardiac and vascular surgical grafts, focused on aortic repair. JOTEC products are distributed in a variety of international markets.

JOTEC post-acquisition revenues for the three and nine months ended September 30, 2018 increased 32% and 28%, respectively, when compared to JOTEC pre-acquisition revenues for the three and nine months ended September 30, 2017. Excluding the effects for foreign exchange, revenues for the three and nine months ended September 30, 2018 increased 33% and 19%, respectively, as compared to the JOTEC pre-acquisition revenues for the three and nine months ended September 30, 2017, primarily due to an increase in unit shipments.

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

On-X product revenues, excluding OEM, increased 36% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This increase was primarily due to a 57% increase in volume of units sold, which increased revenues by 41%, partially offset by a decrease in average sales prices, which decreased revenues by 5%.

On-X product revenues, excluding OEM, increased 24% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase was primarily due to a 30% increase in volume of units sold, which increased revenues by 22%, an increase in average sales prices, which increased revenues by 1%, and the favorable effect of foreign currency exchange, which increased revenues by 1%.

The volume increase of On-X products for the three and nine months ended September 30, 2018 was primarily due to an increase in volume in EMEA, the U.S., and Canada, after establishing a direct market in Canada in July 2017.

CardioGenesis Cardiac Laser Therapy

Revenues from our CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, the sale of laser consoles. Revenues from cardiac laser therapy increased 7% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase in the three months ended September 30, 2018 was primarily due to a 7% increase in unit shipments of handpieces.

Revenues from cardiac laser therapy decreased 12% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The decrease in revenues for the nine months ended September 30, 2018 was primarily due to a 7% decrease in unit shipments of handpieces and the effect of the sale of one laser console for the nine months ended September 30, 2018, as compared to the sale of two laser consoles for the nine months ended September 30, 2017.

The major contributing factors to the decrease in handpiece revenues included the de-emphasis on this product line since 2016, when the On-X product line was acquired and the corresponding realignment of our sales force. Cardiac laser therapy is generally used adjunctively with cardiac bypass surgery by a limited number of physicians who perform these procedures, although there has been a slight growth in the number of performing physicians in recent months. Revenues from laser console sales are difficult to predict and can vary significantly from quarter to quarter.

PerClot

Revenues from the sale of PerClot remained flat for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The key factors affecting revenues during this period included an increase in the volume of grams sold, which increased revenues by 9%, offset by a reduction in the average sales price, which decreased revenues by 8%, and an unfavorable effect of foreign currency exchange, which decreased revenues by 1%.

Revenues from the sale of PerClot increased 7% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase was primarily due to an increase in the volume of grams sold, which increased revenues by 8% and the favorable effect of foreign currency exchange, which increased revenues by 4%, partially offset by a decrease in average sales prices, which decreased revenues by 5%.

The volume increase for the three and nine months ended September 30, 2018 was primarily due to an increase in sales of PerClot in EMEA. The decrease in average selling prices for the three and nine months ended September 30, 2018 was primarily due to price reductions to certain customers in Europe as a result of pricing pressures from competitive products.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Assuming enrollment proceeds as anticipated, we could receive Premarket Approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) in mid-year of 2020.

PhotoFix

PhotoFix revenues increased 22% and 17% for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. These increases were primarily due to an increase in units sold, which increased revenues by 22% and 16%, respectively. The increase in units sold was primarily due to an increase in the number of implanting physicians when compared to the prior year period, as this product continues to penetrate domestic markets.

Preservation Services

Revenues from preservation services increased 15% and 9% for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017.

We continue to evaluate modifications to our tissue processing procedures in an effort to improve tissue processing throughput, reduce costs, and maintain quality across our tissue processing business. Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and nine months ended September 30, 2018.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, increased 20% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase in the three months ended September 30, 2018 was primarily due to a 21% increase in unit shipments of cardiac tissues, which increased revenues by 21%, partially offset by a decrease in average service fees, which decreased revenues by 1%.

Revenues from cardiac preservation services increased 11% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase in the nine months ended September 30, 2018 was primarily due to a 17% increase in unit shipments of cardiac tissues, which increased revenues by 12%, partially offset by a decrease in average service fees, which decreased revenues by 1%.

The increase in cardiac volume for the three and nine months ended September 30, 2018 was primarily due to an increase in the volume of cardiac valve shipments and a smaller increase in cardiac patch shipments. Factors contributing to this increase included major hurricanes in 2017, which reduced revenues in 2017, current health trends, and the availability of tissues for processing.

Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets.

Vascular Preservation Services

Revenues from vascular preservation services increased 10% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This increase was primarily due to a 16% increase in vascular tissue shipments, which increased revenues by 13%, partially offset by a decrease in average service fees, which decreased revenues by 3%.

Revenues from vascular preservation services increased 7% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase was primarily due to a 12% increase in vascular tissue shipments, which increased revenues by 10%, partially offset by a decrease in average service fees, which decreased revenues by 3%.

The increase in vascular volume for the three and nine months ended September 30, 2018 was primarily due to increases in saphenous vein and femoral artery shipments. Factors contributing to this increase included major hurricanes in 2017, which reduced revenues in 2017, and the availability of tissues for processing. The decrease in average service fees for the three and nine months ended September 30, 2018 was primarily driven by fee differences due to physical characteristics of vascular tissues and the routine negotiation of pricing contracts with certain customers.

The majority of our vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. Competition with synthetic product alternatives and the availability of tissues for processing are key factors in revenue volume. These tissues are primarily distributed in domestic markets.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

Cost of products	$12,459	$6,220	$40,166	$21,196

Cost of products increased 100% and 89% for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. Cost of products for the three and nine months ended September 30, 2018 and 2017 included costs related to BioGlue, BioFoam, On-X, CardioGenesis cardiac laser therapy, PerClot, and PhotoFix. Cost of products for the three and nine months ended September 30, 2018 also included costs related to JOTEC.

Cost of products for the three and nine months ended September 30, 2018 includes $62,000 and $2.8 million, respectively, in inventory basis step-up expense, primarily related to the JOTEC inventory fair value adjustment recorded in purchase accounting. Cost of products for the three and nine months ended September 30, 2017 included $32,000 and $2.1 million, respectively, in inventory basis step-up expense, primarily related to costs for On-X products repurchased from previous international and domestic distributors in excess of the unit cost to manufacture the inventory.

The increase in cost of products for the three and nine months ended September 30, 2018 was primarily due to an increase in revenues related to JOTEC, which we acquired in December 2017, and an increase of acquisition inventory basis step-up expense, as compared to the prior year period as discussed above.

Cost of Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

Cost of preservation services	$9,425	$7,917	$27,083	$23,401

Cost of preservation services increased 19% and 16% for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services increased in the three months ended September 30, 2018 primarily due to a 19% increase in the unit shipment of tissues. Cost of preservation services increased in the nine months ended September 30, 2018 primarily due to a 15% increase in the unit shipment of tissues and a 1% increase in the per unit cost of processing tissues.

Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

Gross margin	$42,714	$29,862	$127,793	$92,279
Gross margin as a percentage of total revenues	66%	68%	66%	67%

Gross margin increased 43% and 38% for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, primarily due to increases in JOTEC and On-X product revenues. Gross margin as a percentage of total revenues decreased in the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, primarily due to lower margins on JOTEC revenues, after the impact of purchase accounting adjustments, in comparison to our other product revenues. This decrease was partially offset by the overall growth in other medical device product revenues, primarily On-X, in relation to total revenues. The gross margins of medical device products are generally higher than the margins on preservation services.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

General, administrative, and marketing expenses	$32,871	$24,756	$104,946	$71,016
General, administrative, and marketing expenses as a percentage of total revenues	51%	56%	54%	52%

General, administrative, and marketing expenses increased 33% and 48% for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. The increase in general, administrative, and marketing expenses for the three and nine months ended September 30, 2018 was primarily due to the addition of JOTEC’s general, administrative, and marketing expenses, as well as an increase in business development and integration expenses, and higher expenses to support our increasing revenue base and employee headcount. General, administrative, and marketing expenses for the three and nine months ended September 30, 2018 included $1.9 million and $6.9 million, respectively, in business development and integration expenses, primarily related to the JOTEC Acquisition, as compared to $3.0 million and $4.4 million for the three and nine months ended September 30, 2017, respectively.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

Research and development expenses	$5,225	$4,277	$16,314	$13,098
Research and development expenses as a percentage of total revenues	8%	10%	8%	10%

Research and development expenses increased 22% and 25% for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. Research and development spending in the three and nine months ended September 30, 2018 was primarily focused on JOTEC products and clinical work with respect to our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S, and to a lesser extent, On-X, BioGlue, and PhotoFix products. Research and development spending in the three and nine months ended September 30, 2017 was primarily focused on clinical work with respect to our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S., and to a lesser extent, NeoPatchTM, On-X, and BioGlue products.

Interest Expense

Interest expense was $4.1 million and $11.9 million for the three and nine months ended September 30, 2018, respectively, as compared to $851,000 and $2.5 million for the three and nine months ended September 30, 2017, respectively. Interest expense in the three and nine months ended September 30, 2018 and 2017 included interest on debt and uncertain tax positions. The increase in interest expense in 2018 was due to the interest on borrowings under the $225.0 million secured term loan facility (the “Term Loan Facility”) we entered into in December 2017 to finance, in part, the JOTEC Acquisition.

Other (Income) Expense, Net

Other income was $1.5 million and $257,000 for the three and nine months ended September 30, 2018, respectively, as compared to other expense of $21,000 and other income of $70,000 for the three and nine months ended September 30, 2017, respectively. Other income and other expense primarily includes the realized effect of foreign currency gains and losses, which have increased since the acquisition of JOTEC. In the three and nine months ended September 30, 2018, other income also included a $2.7 million gain resulting from a cash settlement related to claims against the representative of the former shareholders of On-X.

Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

Income (loss) before income taxes	$2,108	$21	$(4,932)	$5,908
Income tax expense (benefit)	543	(1,304)	(2,868)	(803)

Net income (loss)	$1,565	$1,325	$(2,064)	$6,711

Diluted income (loss) per common share	$0.04	$0.04	$(0.06)	$0.19

Diluted weighted-average common shares outstanding	37,610	34,057	36,331	33,851

Income before income taxes increased in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 primarily due to an increase in income from operations and a $2.7 million gain resulting from a cash settlement related to claims against the representative of the former shareholders of On-X, partially offset by an increase in interest expense due to the interest on borrowings under the Term Loan Facility. We experienced a loss before income taxes for the nine months ended September 30, 2018, as compared to income before income taxes for the nine months ended September 30, 2017. The loss before income taxes for the nine months ended September 30, 2018 was primarily due to an increase in business development and integration expenses including expenses related to the JOTEC inventory fair value adjustment, partially offset by a $2.7 million gain resulting from a cash settlement related to claims against the representative of the former shareholders of On-X. We have experienced an increase in operating expenses due to the addition of JOTEC’s general, administrative, and marketing expenses, higher expenses to support our increasing revenue base and employee headcount, and an increase in interest expense due to the interest on borrowings under the Term Loan Facility.

Our effective income tax rate was an expense of 26% and a benefit of 58% for the three and nine months ended September 30, 2018, respectively. Our effective tax rate for the three months ended September 30, 2017 was not meaningful due to the impact of the value of tax adjustments as compared to the low amount of income before taxes. Our effective income tax rate was a benefit of 14% for the nine months ended September 30, 2017, due to the impact of the value of tax adjustments. Our income tax rate for the three and nine months ended September 30, 2018 was affected by excess tax benefit deductions related to stock compensation, which increased the year-to-date income tax benefits by approximately $1.4 million, and losses in high rate jurisdictions. These factors were partially offset by the effects of non-deductible operating expenses and executive compensation expenses.

Our income tax rate for the three and nine months ended September 30, 2017 was favorably affected by excess tax benefits, primarily related to the exercise of non-qualified stock options and the vesting of stock awards, which decreased income tax expense by approximately $1.1 million and $2.7 million, respectively.

On December 22, 2017 the U.S. enacted tax reform legislation known as the H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Act”), resulting in significant modifications to existing law. We have elected to follow the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”) in situations where we do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Act’s enactment date and ending when we have obtained, prepared, and analyzed the information needed in order to complete the accounting requirements. The measurement period, however, cannot extend beyond one year from the enactment date.

As of September 30, 2018 we have not fully completed our accounting for the income tax effects of all elements of the Tax Act, but we have completed our analysis of the 2017 repatriation transition tax. Our final transition tax calculation was not materially different from the provisional nominal tax benefit recorded at December 31, 2017. For elements of the Tax Act for which our analysis is not complete, we made reasonable estimates of the effects and recorded provisional adjustments. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 based on the tax laws in effect before the Tax Act.

For our calendar year beginning in 2018, we are subject to several provisions of the Tax Act including computations under Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and Internal Revenue Code Section 163(j) interest limitation (“Interest Limitation”) rules. Based on preliminary information and analysis, we have recorded a provisional estimate for a FDII deduction of $565,000 in our effective tax rate for the nine months ended September 30, 2018. We estimate the Interest Limitation will apply, but not affect our 2018 tax rate. We are not subject to BEAT at this time based on revenue trends. We will continue to refine our provisional estimates for our computations of the GILTI, FDII, and Interest Limitation rules, as we gather additional information.

We currently estimate that other provisions of the Tax Act generally will not materially impact our 2018 effective rate, other than the potential impact of changes to the deductibility of meals and entertainment and executive compensation. We continue to gather new information on the interpretation of these new law changes and refine our provisional estimates.

As we complete our analysis of the Tax Act, further collect and analyze data, interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may adjust our provisional amounts. Those adjustments may materially impact our provision for income taxes.

Net income per common share increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase for the three months ended September 30, 2018 was primarily due to the income before income taxes, partially offset by an income tax expense, as discussed above. Net (loss) income and diluted (loss) income per common share decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to the loss before income taxes, partially offset by an income tax benefit, as discussed above.

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

Liquidity and Capital Resources

Net Working Capital

As of September 30, 2018 net working capital (current assets of $174.0 million less current liabilities of $30.7 million) was $143.3 million, with a current ratio (current assets divided by current liabilities) of 6 to 1, compared to net working capital of $136.4 million and a current ratio of 4 to 1 at December 31, 2017.

Overall Liquidity and Capital Resources

Our primary cash requirements for the nine months ended September 30, 2018 were general working capital needs, interest and principal payments under our debt agreement, business development and integration expenses, capital expenditures for facilities and equipment, and to a lesser extent repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves, proceeds from stock option exercises, and the cash settlement received related to claims against the representative of the former shareholders of On-X.

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

The loan under the Term Loan Facility is repayable on a quarterly basis according to the amortization provisions set forth in the Credit Agreement. We have the right to repay the loan under the Credit Agreement in whole or in part at any time. Amounts repaid in respect of the loan under the Term Loan Facility may not be reborrowed. Amounts repaid in respect of the loan under the Revolving Credit Facility may be reborrowed. All outstanding principal and interest in respect of (i) the Term Loan Facility must be repaid on or before December 1, 2024 and (ii) the Revolving Credit Facility must be repaid on or before December 1, 2022. As of September 30, 2018 the remaining availability on our revolving credit facility was $30.0 million.

In October 2018 we finalized an amendment to the Credit Agreement to reprice, resulting in a reduction in the interest rate margin over LIBOR on the Term Loan Facility. Under the amendment to the Credit Agreement, the interest rates will be revised to a floating annual rate equal to either the base rate plus a margin of 2.25% or LIBOR plus a margin of 3.25%.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Assuming enrollment proceeds as anticipated, we could receive PMA from the FDA in mid-year of 2020. See also Part II, Item 1A, “Risk Factors—Risks Relating To Our Business—Our investment in PerClot is subject to significant risks, and our ability to fully realize our investment is dependent on our ability to obtain FDA approval and to successfully commercialize PerClot in the U.S. either directly or indirectly.”

We believe utilization of net operating loss carryforwards from our acquisitions of JOTEC, On-X, Hemosphere, Inc., and Cardiogenesis Corporation will not have a material impact on income taxes for the 2018 tax year.

As of September 30, 2018 approximately 36% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash used in operating activities was $640,000 for the nine months ended September 30, 2018, as compared to net cash provided by operating activities of $4.8 million for the nine months ended September 30, 2017. The current year cash used in operating activities was largely a result of increased business development costs, primarily related to the JOTEC Acquisition and interest payments under our debt agreement.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net (loss) income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the nine months ended September 30, 2018 these non-cash items included $13.6 million in depreciation and amortization expenses and $4.7 million in non-cash compensation.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the nine months ended September 30, 2018 these changes included an unfavorable adjustment of $12.5 million due to the timing differences between recording accounts payable, accrued expenses, and other liabilities and the payment of cash, $2.3 million due to the timing difference between recording receivables and the receipt of cash, and $2.5 million due to increases in prepaid expenses and other assets, partially offset by $1.7 million due to decreases in inventory balances and deferred preservation costs.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $5.0 million for the nine months ended September 30, 2018, as compared to $4.7 million for the nine months ended September 30, 2017 primarily due to capital expenditures in both years.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2018, as compared to $2.9 million for the nine months ended September 30, 2017. The current year cash used was primarily due to $2.1 million in principal payments on debt and $2.1 million for repurchases of common stock to cover tax withholdings, partially offset by $3.8 million in proceeds from the exercise of options and issuance of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of September 30, 2018 were as follows (in thousands):

		Remainder of
	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt obligations	$226,703	$648	$2,797	$2,797	$2,797	$2,797	$214,867
Interest payments	75,578	3,299	12,552	12,416	12,279	12,141	22,891
Operating leases	22,131	1,271	6,077	5,237	4,266	1,806	3,474
Capital leases	7,749	210	866	695	648	592	4,738
Research obligations	3,785	1,616	1,613	262	159	135	--
Purchase commitments	3,901	1,700	1,915	158	64	64	--
Contingent payments	1,000	--	--	1,000	--	--	--

Total contractual obligations	$340,847	$8,744	$25,820	$22,565	$20,213	$17,535	$245,970

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

Our purchase commitments include obligations from agreements with suppliers, one of which is the minimum purchase requirements for PerClot under a distribution agreement with Starch Medical, Inc. (“SMI”). Pursuant to the terms of the distribution agreement, we may terminate that agreement, including the minimum purchase requirements set forth in the agreement for various reasons, one of which is if we obtain FDA approval for PerClot. These minimum purchases are included in the table above through 2019, based on the assumption that we will not terminate the distribution agreement before its target date for receiving FDA approval for PerClot in mid-year of 2020. However, if we do not obtain FDA approval for PerClot and choose not to terminate the distribution agreement, we may have minimum purchase obligations of up to $1.75 million per year through the end of the contract term in 2025.

The contingent payments obligation includes payments that we may make if certain U.S. regulatory approvals and certain commercial milestones are achieved related to our transaction with SMI for PerClot.

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, as no assessments have been made for specific litigation, and (ii)

any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $4.0 million, as no specific assessments have been made by any taxing authorities.

Capital Expenditures

Capital expenditures were $4.3 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively. Capital expenditures in the nine months ended September 30, 2018 were primarily related to the routine purchases of manufacturing and tissue processing equipment; leasehold improvements needed to support our business; computer software; and computer and office equipment.

Risks and Uncertainties

See the risks identified in Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $34.6 million as of September 30, 2018 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility and $223.3 million secured Term Loan Facility. A 10% adverse change in interest rates, as compared to the rates experienced by us in the nine months ended September 30, 2018, affecting our cash and cash equivalents, restricted cash and securities, $223.3 million secured Term Loan Facility, and Revolving Credit Facility would not have a material effect on our financial position, results of operations, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on September 30, 2018, affecting our balances denominated in foreign currencies, would not have had a material effect on our financial position, results of operations, or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the nine months ended September 30, 2018, affecting our revenue and expense transactions denominated in foreign currencies, would not have had a material effect on our financial position, results of operations, or cash flows.

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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of September 30, 2018, the CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is the subject. We reference herein the quarterly report for the quarter ending June 30, 2018, which reports upon our settlement of our indemnification claims against the representative of the former shareholders of On-X Life Technologies Holdings, Inc. (“On-X”) and the related litigation previously disclosed.

Item 1A. Risk Factors.

Risks Relating To Our Business

We may not realize all of the anticipated benefits of the JOTEC Acquisition.

On December 1, 2017 we acquired JOTEC AG, a Swiss entity that we converted to JOTEC GmbH and subsequently merged with our Swiss acquisition entity, Jolly Buyer Acquisition GmbH (“JOTEC”), and its subsidiaries (the “JOTEC Acquisition”) for $169.1 million in cash and 2,682,754 shares of CryoLife common stock with a value of $53.1 million on the date of closing, for a total purchase price of approximately $222.2 million, including debt and cash acquired on the date of closing. We paid part of the cash portion of the purchase price using available cash on hand and financed the remainder of the cash portion of the purchase price and related expenses and refinanced our then existing approximately $69.0 million term loan, with a new $255.0 million senior secured credit facility, consisting of a $225.0 million secured term loan facility and a $30.0 million undrawn secured revolving credit facility.

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

●	Our ability to drive gross margin expansion;

●	Our ability to successfully integrate the JOTEC business with ours, including integrating the combined European sales force;

●	Our ability to compete effectively;

●	Our ability to carry, service, and manage significantly more debt and repayment obligations; and

●	Our ability to manage the unforeseen risks and uncertainties related to JOTEC’s business, including any related to intellectual property rights.

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

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, representing approximately 24% and 36% of revenues in the three months ended September 30, 2018 and 2017, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

●

BioGlue is a mature product, our U.S. Patent for BioGlue expired in mid-2012, and our patents in most of the rest of the world for BioGlue expired in mid-2013. Other companies may use the inventions disclosed in the expired patents to develop and make competing products;

●

Some companies have launched competitive products and others may pursue regulatory approval for competitive products in the future. These companies may have greater financial, technical, manufacturing, and marketing resources than we do and may be better established in their markets;

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

JOTEC is now a significant source of our revenues, representing 23% of revenues in the three months ended September 30, 2018. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

Tissue preservation services are a significant source of our revenues, representing 30% and 39% of revenues in the three months ended September 30, 2018 and 2017, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

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

On-X is a significant source of our revenues, representing 18% and 19% of revenues in the three months ended September 30, 2018 and 2017, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

On November 22, 2016, we received a letter from G-Med, which acts as our Notified Body for the On-X product line, indicating that it was temporarily suspending the CE Mark for the On-X ascending aortic prosthesis (“AAP”) in the European Economic Area (“EEA”), due to an allegedly untimely and allegedly deficient plan by us to address certain technical documentation issues found by G-Med during a review and renewal of the design examination certificate for the On-X AAP. On July 26, 2017, we received a letter from G-Med indicating that it was continuing the suspension of the CE Mark for the AAP product for a period of up to 18 months pending further assessment. We have since withdrawn our application from G-Med for certification of the AAP product and are currently pursuing another pathway to CE Mark for the AAP. Failure to obtain CE Mark for the On-X AAP in the EEA could have a material adverse effect on EEA revenues for the remainder of 2018 and beyond.

Our investment in PerClot is subject to significant risks, and our ability to fully realize our investment is dependent on our ability to obtain FDA approval and to successfully commercialize PerClot in the U.S. either directly or indirectly.

In 2010 and 2011, we entered into various agreements with Starch Medical, Inc. (“SMI”) pursuant to which, among other things, we (i) may distribute PerClot in certain international markets and are licensed to manufacture PerClot in the U.S.; (ii) acquired some technology to assist in the production of a potentially key component in PerClot; and (iii) obtained the exclusive right to pursue, obtain, and maintain FDA Pre-Market Approval (“PMA”) for PerClot. We are currently conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S., and assuming enrollment proceeds as anticipated, we could receive PMA from the FDA in mid-year of 2020. There is no guarantee, however, that we will obtain FDA approval when anticipated or at all. The estimated timing of regulatory approval for PerClot is based on factors beyond our control, including but not limited to, the pace of enrollment in the pivotal clinical trial and the approval process may be delayed because of unforeseen scheduling difficulties and unfavorable results at various stages in the pivotal clinical trial or the process. We may also decide to delay or terminate our pursuit of U.S. regulatory approval for PerClot at any time due to changing conditions at CryoLife, in the marketplace, or in the economy in general.

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

We cannot give assurance that the relevant regulatory agencies will clear or approve these, or any new products and services or new indications, in a timely basis, if ever, or that the new products and services or new indications, will adequately meet the requirements of the applicable market or achieve market acceptance. We may encounter delays or rejections during any stage of the regulatory approval process if clinical or other data fails to demonstrate satisfactorily compliance with, or if the service or product fails to meet, the regulatory agency’s requirements for safety, efficacy, and quality, or the regulatory agency otherwise has concerns about our quality or regulatory compliance. Regulatory requirements for safety, efficacy, quality, and the conduct of clinical trials may become more stringent due to changes in applicable laws, regulatory agency policies, or the adoption of new regulations. Clinical trials may also be delayed or halted due to the following, among other factors:

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

Some of the materials, supplies, and services that are key components of our product manufacturing or our tissue processing, as well as some of our products, are sourced from single or sole source suppliers. As a result, our ability to negotiate favorable terms with those suppliers may be limited, and if those suppliers experience operational, financial, quality, or regulatory difficulties, or those suppliers and/or their facilities refuse to supply us or cease operations temporarily or permanently, we could be forced to cease product manufacturing or tissue processing until the suppliers resume operations, until alternative suppliers could be identified and qualified, or permanently if the suppliers do not resume operations and no alternative suppliers could be identified and qualified. We could also be forced to purchase alternative materials, supplies, or services with unfavorable terms due to diminished bargaining power. We also conduct substantially all of our operations at three facilities: Austin, Texas for our On-X product line, Hechingen, Germany for our JOTEC product line, and Kennesaw, Georgia for all our other products. If one of these facilities ceases operations temporarily or permanently, due to natural disaster or other reason, our business could be substantially disrupted.

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

As another example of these risks, in January 2013 we received a warning letter from the FDA related to the manufacture of our products and our processing, preservation, and distribution of human tissue, as well as a subsequent 2014 Form 483, after a re-inspection by the FDA related to the warning letter that included observations concerning design and process validations, environmental monitoring, product controls and handling, corrective and preventive actions, and employee training. After an FDA re-inspection in the first quarter of 2015, the FDA closed out the warning letter issued in 2013. Nevertheless, any future adverse action from the FDA, or other regulatory bodies, may decrease demand for our products or tissues or cause us to write down our inventories or deferred preservation costs and could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

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

The December 2017 tax reform legislation known as the H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Act”) made significant changes to federal income tax law including, among other things, reducing the statutory corporate income tax rate to 21% from 35% and changing the U.S. taxation of our non-U.S. business activities. We may be adversely affected by these changes in U.S. tax laws and regulations, and it is possible that governmental authorities in the U.S. and/or other countries could further amend tax laws that would adversely affect us. In addition, we are required to evaluate the impact of the Tax Act on our operations and financial statements, and to the extent we initially do so inaccurately, we may not provide investors or the public with advance notice of any adverse effect. Currently, we have accounted for the effects of the Tax Act using reasonable estimates based on currently available information and our interpretations thereof. This accounting may change due to, among other things, changes in interpretations we have made and the issuance of new tax or accounting guidance.

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

Our business and future growth depend on the continued use of our products for specific approved uses. Generally, unless the products are approved or cleared by the FDA for the alternative uses, the FDA contends that we may not make claims about the safety or effectiveness of our products, or promote them, for such uses. Such limitations present a risk that the FDA or other federal or state law enforcement authorities could determine that the nature and scope of our sales, marketing, and/or support activities, though designed to comply with all FDA requirements, constitute the promotion of our products for an unapproved use in violation of the Federal Food, Drug, and Cosmetic Act, (“FDCA”.) We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, arrangements with institutions and doctors, educational and training programs, and other activities. Investigations concerning the promotion of unapproved uses and related issues are typically expensive, disruptive, and burdensome and generate negative publicity. If our promotional activities are found to be in violation of the law, we may face significant fines and penalties and may be required to substantially change our sales, promotion, grant, and educational activities. There is also a possibility that we could be enjoined from selling some or all of our products for any unapproved use. In addition, as a result of an enforcement action against us or our executive officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid.

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

The Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales that commenced in January 2013. While this tax was suspended for 2016 and 2017, and just recently suspended again for 2018 and 2019 the excise tax may be reinstated.

Efforts to repeal and replace the ACA altogether have been ongoing since the 2016 election, but it is unclear if these efforts will be successful. On January 20, 2017 President Trump issued an executive order titled “Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” In addition, as part of the Tax Act, the “individual mandate,” which required individuals to purchase insurance, was repealed. The impact of the executive order and the repeal of the individual mandate, as well as the future of the ACA itself, remain unclear. There are many programs and requirements for which the details have not yet been fully established or the consequences are not fully understood. These proposals may affect aspects of our business. We cannot predict what further reform proposals, if any, will be adopted, when they will be adopted, or what impact they may have on us. Any changes that lower reimbursement for our products or reduce medical procedure volumes, however, could adversely affect our business and profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

The following table provides information about purchases by us during the quarter ended September 30, 2018 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Common Shares and Common Stock Units Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs

07/01/18 - 07/31/18	292	$29.65	—	$—
08/01/18 - 08/31/18	1,401	32.75	—	—
09/01/18 - 09/30/18	6,446	34.00	—	—

Total	8,139	33.63	—

The common shares purchased during the quarter ended September 30, 2018 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

Under our Credit Agreement, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 22, 2015, by and among CryoLife, Inc., On-X Life Technologies Holdings, Inc., Cast Acquisition Corporation, Fortis Advisors LLC and each of the security holders who becomes a party thereto. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2016.)

2.2	Securities Purchase Agreement, dated as of October 10, 2017, by and among CryoLife, Inc., CryoLife Germany HoldCo GmbH, Jolly Buyer Acquisition GmbH, JOTEC AG, each of the security holders identified therein, and Lars Sunnanväder as the representative of such security holders. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 11, 2017.)

3.1	Amended and Restated Articles of Incorporation of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2015.)

3.2	Amended and Restated By-Laws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed February 22, 2018.)

4.1	Form of Certificate for our Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

4.2	Form of Indenture for Senior Debt Securities (Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 filed August 5, 2015 (No. 333-206119).)

4.3	Form of Subordinated Indenture for Subordinated Debt Securities (Incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed August 5, 2015 (No. 333-206119).)

10.1†	CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.1(a)†	Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed June 22, 2012.)

10.1(b)†	First Amendment to the Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan, dated July 24, 2012. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.1(c)†	Second Amended and Restated CryoLife Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed April 8, 2014.)

10.1(d)†	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan entered into with each Named Executive Officer. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.2†	CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed July 28, 2015.)

10.2(a)†	First Amendment to CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed March 8, 2017.)

10.2(b)†	Form of 2018 Performance Share Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(b) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.2(c)†	Form of 2018 Officer Restricted Stock Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(c) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.2(d)†	Form of 2018 Non-Employee Director Restricted Stock Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(d) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

Exhibit Number	Description
10.2(e)†	Form of 2018 Grant of Non-Qualified Stock Option pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(e) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.3	CryoLife, Inc. Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed April 10, 1996.)

10.3(a)	First Amendment to the CryoLife, Inc. Employee Stock Purchase Plan. (Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed May 20, 2010.)

10.4†	CryoLife, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.5†	Summary of 2017 Compensation Arrangements with Non-Employee Directors. (Incorporated by reference to Exhibit 10.8(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.6†	Employment Agreement between CryoLife, Inc. and J. Patrick Mackin, dated as of July 7, 2014. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2014.)

10.7†	Stock Option Grant Agreement by and between CryoLife, Inc. and J. Patrick Mackin, dated September 2, 2014. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed October 28, 2014.)

10.8†	Form of Indemnification Agreement for Non-Employee Directors and Certain Officers. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 23, 2017.)

10.9†	Change of Control Severance Agreement between CryoLife, Inc. and John E. Davis, dated November 21, 2016. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.10†	Change of Control Severance Agreement between CryoLife, Inc. and Jean F. Holloway, dated November 21, 2016 (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 22, 2016.)

10.11†	Change of Control Severance Agreement between CryoLife, Inc. and D. Ashley Lee, dated November 21, 2016 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed November 22, 2016.)

10.12†	Change of Control Severance Agreement between CryoLife, Inc. and James McDermid, dated November 21, 2016. (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.13	Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated April 18, 1995. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.13 (a)	First Amendment to Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.13 (b)	Restatement and Amendment to Funding Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.13 (c)	Second Amendment to Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to P&L Barrett, L.P., dated May 10, 2010. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.14++	Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated March 2, 2009. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

Exhibit Number	Description
10.14 (a)++	First Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated November 15, 2012. (Incorporated herein by reference to Exhibit 10.14(a) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.14 (b)++	Second Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated January 29, 2015. (Incorporated herein by reference to Exhibit 10.14(b) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.14 (c)++	Third Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated January 29, 2015. (Incorporated herein by reference to Exhibit 10.14(c) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.15	Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 23, dated October 27, 2017 and November 2, 2017. (Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.15(a)	First Amendment to Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 23, dated December 28, 2017 and January 1, 2018. (Incorporated herein by reference to Exhibit 10.15(a) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.16++	Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 25, dated October 27, 2017 and November 2, 2017. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.16(a)++	First Amendment to Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 25, dated April 27, 2018. (Incorporated herein by reference to Exhibit 10.16(a) to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2018.)

10.17	Credit and Guaranty Agreement, dated as of December 1, 2017, by and among CryoLife, Inc., CryoLife International, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., AuraZyme Pharmaceuticals, Inc., the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 1, 2017.)

21.1	Subsidiaries of CryoLife, Inc. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.)

31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Indicates management contract or compensatory plan or arrangement.

+	The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

++	The Registrant has been granted confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYOLIFE, INC.
(Registrant)

/s/ J. PATRICK MACKIN ----------------------------------------	/s/ D. ASHLEY LEE ---------------------------------
J. PATRICK MACKIN	D. ASHLEY LEE
Chairman, President, and	Executive Vice President,
Chief Executive Officer	Chief Operating Officer, and
(Principal Executive Officer)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

November 1, 2018

--------------------------

DATE