Form 10-Q/A
period 2018-09-30
CRYOLIFE INC
filed 2018-11-19
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 previously filed on November 1, 2018 (the “Original Filing”). We are filing this Form 10-Q/A solely to typographically correct the amount of foreign currency translation adjustments included in the Original Filing under Other comprehensive income (loss) for the nine months ended September 30, 2018. The correct dollar amount of the foreign currency translation adjustments for such period is (5,140), rather than (540). The total Comprehensive income (loss) for that period was correct as initially filed. No other values on the Summary Consolidated Statements of Operations and Comprehensive Income (Loss) are affected.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend, or update in any way, any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

	(Unaudited)		(Unaudited)
Revenues:
Products	$45,152	$27,029	$138,063	$84,519
Preservation services	19,446	16,970	56,979	52,357

Total revenues	64,598	43,999	195,042	136,876

Cost of products and preservation services:
Products	12,459	6,220	40,166	21,196
Preservation services	9,425	7,917	27,083	23,401

Total cost of products and preservation services	21,884	14,137	67,249	44,597

Gross margin	42,714	29,862	127,793	92,279

Operating expenses:
General, administrative, and marketing	32,871	24,756	104,946	71,016
Research and development	5,225	4,277	16,314	13,098

Total operating expenses	38,096	29,033	121,260	84,114

Operating income	4,618	829	6,533	8,165

Interest expense	4,104	851	11,863	2,486
Interest income	(52)	(64)	(141)	(159)
Other (income) expense, net	(1,542)	21	(257)	(70)

Income (loss) before income taxes	2,108	21	(4,932)	5,908
Income tax expense (benefit)	543	(1,304)	(2,868)	(803)

Net income (loss)	$1,565	$1,325	$(2,064)	$6,711

Income (loss) per common share:
Basic	$0.04	$0.04	$(0.06)	$0.20

Diluted	$0.04	$0.04	$(0.06)	$0.19

Weighted-average common shares outstanding:
Basic	36,526	32,887	36,331	32,665
Diluted	37,610	34,057	36,331	33,851

Net income (loss)	$1,565	$1,325	$(2,064)	$6,711
Other comprehensive income (loss):
Foreign currency translation adjustments	(514)	217	(5,140)	582

Comprehensive income (loss)	$1,051	$1,542	$(7,204)	$7,293

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

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 22, 2015, by and among CryoLife, Inc., On-X Life Technologies Holdings, Inc., Cast Acquisition Corporation, Fortis Advisors LLC and each of the security holders who becomes a party thereto. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2016.)

2.2	Securities Purchase Agreement, dated as of October 10, 2017, by and among CryoLife, Inc., CryoLife Germany HoldCo GmbH, Jolly Buyer Acquisition GmbH, JOTEC AG, each of the security holders identified therein, and Lars Sunnanväder as the representative of such security holders. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 11, 2017.)

3.1	Amended and Restated Articles of Incorporation of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2015.)

3.2	Amended and Restated By-Laws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed February 22, 2018.)

4.1	Form of Certificate for our Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

4.2	Form of Indenture for Senior Debt Securities (Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 filed August 5, 2015 (No. 333-206119).)

4.3	Form of Subordinated Indenture for Subordinated Debt Securities (Incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed August 5, 2015 (No. 333-206119).)

10.1†	CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.1(a)†	Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed June 22, 2012.)

10.1(b)†	First Amendment to the Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan, dated July 24, 2012. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.1(c)†	Second Amended and Restated CryoLife Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed April 8, 2014.)

10.1(d)†	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan entered into with each Named Executive Officer. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.2†	CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed July 28, 2015.)

10.2(a)†	First Amendment to CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed March 8, 2017.)

10.2(b)†	Form of 2018 Performance Share Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(b) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.2(c)†	Form of 2018 Officer Restricted Stock Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(c) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.2(d)†	Form of 2018 Non-Employee Director Restricted Stock Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(d) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

Exhibit Number	Description
10.2(e)†	Form of 2018 Grant of Non-Qualified Stock Option pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(e) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.3	CryoLife, Inc. Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed April 10, 1996.)

10.3(a)	First Amendment to the CryoLife, Inc. Employee Stock Purchase Plan. (Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed May 20, 2010.)

10.4†	CryoLife, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.5†	Summary of 2017 Compensation Arrangements with Non-Employee Directors. (Incorporated by reference to Exhibit 10.8(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.6†	Employment Agreement between CryoLife, Inc. and J. Patrick Mackin, dated as of July 7, 2014. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2014.)

10.7†	Stock Option Grant Agreement by and between CryoLife, Inc. and J. Patrick Mackin, dated September 2, 2014. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed October 28, 2014.)

10.8†	Form of Indemnification Agreement for Non-Employee Directors and Certain Officers. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 23, 2017.)

10.9†	Change of Control Severance Agreement between CryoLife, Inc. and John E. Davis, dated November 21, 2016. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.10†	Change of Control Severance Agreement between CryoLife, Inc. and Jean F. Holloway, dated November 21, 2016 (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 22, 2016.)

10.11†	Change of Control Severance Agreement between CryoLife, Inc. and D. Ashley Lee, dated November 21, 2016 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed November 22, 2016.)

10.12†	Change of Control Severance Agreement between CryoLife, Inc. and James McDermid, dated November 21, 2016. (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.13	Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated April 18, 1995. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.13 (a)	First Amendment to Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.13 (b)	Restatement and Amendment to Funding Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.13 (c)	Second Amendment to Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to P&L Barrett, L.P., dated May 10, 2010. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.14++	Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated March 2, 2009. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

Exhibit Number	Description
10.14 (a)++	First Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated November 15, 2012. (Incorporated herein by reference to Exhibit 10.14(a) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.14 (b)++	Second Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated January 29, 2015. (Incorporated herein by reference to Exhibit 10.14(b) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.14 (c)++	Third Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated January 29, 2015. (Incorporated herein by reference to Exhibit 10.14(c) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.15	Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 23, dated October 27, 2017 and November 2, 2017. (Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.15(a)	First Amendment to Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 23, dated December 28, 2017 and January 1, 2018. (Incorporated herein by reference to Exhibit 10.15(a) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.16++	Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 25, dated October 27, 2017 and November 2, 2017. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.16(a)++	First Amendment to Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 25, dated April 27, 2018. (Incorporated herein by reference to Exhibit 10.16(a) to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2018.)

10.17	Credit and Guaranty Agreement, dated as of December 1, 2017, by and among CryoLife, Inc., CryoLife International, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., AuraZyme Pharmaceuticals, Inc., the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 1, 2017.)

21.1	Subsidiaries of CryoLife, Inc. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.)

31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	Previously Filed

†	Indicates management contract or compensatory plan or arrangement.

+	The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

++	The Registrant has been granted confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

November 19, 2018

--------------------------

DATE