Form 10-K
period 2018-12-31
CRYOLIFE INC
filed 2019-02-26
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

    ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                             Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2018 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the registrant was $974,083,772 computed using the closing price of $27.85 per share of Common Stock on June 30, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, based on management’s belief that Registrant has no affiliates other than its directors and executive officers.

As of February 7, 2019 the number of outstanding shares of Common Stock of the registrant was 37,021,370.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders	Part III
to be filed within 120 days after December 31, 2018.

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

•	Our beliefs regarding market opportunities for certain types of procedures and products, and our products and tissues;

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

•

Our plans, costs, and expected timeline regarding regulatory approval for PerClot in the U.S. and additional international markets and the distribution of PerClot in those markets after the requisite regulatory approvals are obtained; our expectation that we will terminate our minimum purchase requirements after regulatory approval of PerClot; and our expectation, as enrollment was completed in the pivotal clinical trial in January 2019, of Premarket Approval submission to the FDA in early 2020;

•	Our beliefs and expectations regarding the benefits of our marketing, training, and educational efforts;

•	Our beliefs regarding the advantages and competitive benefits of the human tissues, heart valves, and other products we preserve and distribute;

•	The anticipated effect of suppliers’/sources’ inability to deliver critical raw materials or tissues and/or us having to source supply from an alternate supplier;

•	Our beliefs regarding the importance of, and competitive advantages associated with, our relationships with tissue procurement organizations;

•	Our belief regarding our compliance with The National Organ Transplant Act of 1984, or “NOTA”, state licensing requirements, and environmental laws and regulations;

•	Our belief that countries in which we distribute our products and tissue may perform inspections of our facilities to ensure compliance with local country regulations;

•

Our potential attempt to license certain products to corporate partners for further development or seek funding from outside sources to continue commercial development when additional applications for such products are identified, and our potential attempt to acquire or license additional technologies from third-parties to supplement our product lines;

•	Our plans and expectations regarding research and development of new technologies and products;

•	Our plans and expectations regarding clinical trials;

•	Our beliefs regarding the adequacy of, and competitive advantages conferred by, our intellectual property protections;

•	Management’s beliefs that our relations with our employees are good;

•	Our expectations regarding the impact of U.S. and international healthcare policy;

•	Regulatory changes and our failure to comply with regulations could materially and adversely affect our business;

•	The potential impact of the FDA’s classification of CryoValve SGPV as a class III device;

•	Our beliefs and expectations regarding the limitations on the recoverability of our acquired net operating loss carryforwards in future periods;

•	Our plans regarding acquisition and investment opportunities of complementary product lines and companies;

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

•

Various risks related to BioGlue, our tissue preservation services, and our On-X and JOTEC products, as well as future acquisitions, supply, regulatory compliance, competitors, tax law changes, healthcare industry and professionals, purchase accounting, foreign currency fluctuations, litigation, and intellectual property that could affect our revenues, financial condition, profitability, and cash flows;

•

Our belief that the growth rate for JOTEC products will increase in future years due to the selling efforts of a larger, realigned international sales force as they undertake additional training and become more experienced with selling JOTEC products and due to our anticipated introduction of certain JOTEC products into the U.S. market, and our expectation that this larger sales force will take market share and drive market expansion;

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

•

The possibility that we may seek additional borrowing capacity or financing, pursuant to our current, or any future, shelf registration statement for general corporate purposes or to fund other future cash requirements, and the anticipated impact on cash flows of undertaking significant business development activities and the potential need to obtain additional borrowing capacity or financing;

•	The future cash requirements that we anticipate may have a significant effect on our cash flows for the next twelve months; and

•	Other statements regarding future plans and strategies, anticipated events, or trends.

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

PART I

Item 1. Business.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures focused on aortic repair. Our medical devices and processed tissues primarily include four product families: BioGlue® Surgical Adhesive (“BioGlue”); JOTEC endovascular and surgical products; On-X mechanical heart valves and surgical products; and cardiac and vascular human tissues including the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch (“CryoPatch SG”), both of which are processed using our proprietary SynerGraft® technology. Additional products include CardioGenesis cardiac laser therapy, PerClot® and PhotoFixTM.

Corporate Structure

Our main operating subsidiaries include JOTEC GmbH (“JOTEC”), a Hechingen, Germany-based endovascular and surgical products company acquired on December 1, 2017 and On-X Life Technologies Holdings, Inc. (“On-X”), an Austin, Texas-based, mechanical heart valve company acquired on January 20, 2016, as well as separate country entities to support direct sales operations in Brazil, Canada, France, Italy, Poland, Spain, Switzerland, and the U.K. Our subsidiary, CryoLife Asia Pacific, Pte. Ltd., (“Asia Pacific”), provides sales and marketing support for the Asia Pacific region.

Segments and Geographic Information

We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes revenues from sales of BioGlue; JOTEC products; On-X products; CardioGenesis cardiac laser therapy; PerClot; and PhotoFix. The Preservation Services segment includes services revenues from the preservation of cardiac and vascular tissues. See also Part II, Item 8, Note 19 of the “Notes to Consolidated Financial Statements” for further information on our segments and for our geographic information.

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

•

Business Development – Drive growth through business development by selectively pursuing potential acquisitions, licensing, or distribution rights of companies or technologies that complement our existing products, services, and infrastructure and expand our footprint in the cardiac and vascular surgery spaces, as we did with the recent acquisitions of JOTEC and On-X; and licensing of products developed internally with non-cardiac or non-vascular indications. To the extent we identify new non-core products or additional applications for our core products, we may attempt to license these products to corporate partners for further development or seek funding from outside sources to continue commercial development.

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

We discuss each market in which we compete and our products, services, and/or technologies with which we compete in each market below.

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

BioGlue is FDA approved as an adjunct to sutures and staples for use in adult patients in open surgical repair of large vessels. We distribute BioGlue under Conformité Européene Mark product certification (“CE Mark”) in the European Economic Area (“EEA”) for repair of soft tissues (which include cardiac, vascular, pulmonary, and additional soft tissues). We also distribute BioGlue in Japan where it is approved for adhesion and support of hemostasis for aortotomy closure sites, suture/anastomosis sites (including aortic dissection and anastomosis sites with use of a prosthetic graft), and suture sites on the heart. Additional marketing approvals have been granted for specified applications in several other countries throughout the world.

BioGlue competes primarily with sealants from Baxter International, Inc, (“Baxter”), Ethicon, Inc. (a Johnson & Johnson Company), Integra LifeSciences Holdings Corporation, and Bard (“Bard”), a subsidiary of Becton, Dickinson, and Company (“BD”). BioGlue competes with these products based on its features and benefits, such as strength and ease of use.

We distribute BioGlue throughout the U.S. and in approximately 85 other countries. Revenues from BioGlue accounted for 25%, 35%, and 35% of our total revenues in 2018, 2017, and 2016, respectively.

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

As discussed above, all mechanical valve patients require anticoagulation drug therapy with warfarin, which creates a risk of harmful bleeding. The On-X aortic heart valve is the only mechanical valve FDA approved to be marketed as, and clinically proven to be, safer for use by the patient with less anticoagulation. In a prospective, randomized, controlled clinical trial comparing reduced warfarin to standard warfarin dose in On-X aortic heart valve patients, the reduced warfarin dose group had 60% fewer bleeding events without an increase in stroke risk.

The On-X heart valve is FDA approved for the replacement of diseased, damaged, or malfunctioning native or prosthetic heart valves in the aortic and mitral positions and is classified as a Class III medical device. On-X distributes the On-X heart valve under CE Mark in the EEA. Additional marketing approvals have been granted in several other countries throughout the world.

The On-X heart valves compete primarily with mechanical valves from Abbott Laboratories, Medtronic, Inc., and LivaNova PLC (“LivaNova”) based on the On-X heart valves’ features and benefits, such as full 90-degree leaflet opening, pure pyrolytic carbon, flared inlet, and approved labeling claim for lower warfarin requirements for aortic valves.

We began distributing On-X heart valves in January 2016. We distribute On-X heart valves throughout the U.S. and in approximately 90 other countries. Revenues from On-X products accounted for 17%, 19%, and 19% of total revenues in 2018, 2017 and 2016.

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

Our cardiac tissues include the CryoValve SGPV and the CryoPatch SG, both processed with our proprietary SynerGraft decellularization technology. A multi-center study showed that at 10 years, patients with our proprietary SynerGraft valves had a 17% re-operation rate, as compared to a 40% re-operation rate for patients with non-SynerGraft valves. We use the SynerGraft technology in pulmonary valve and pulmonary cardiac patch tissue processing.

We believe that at least one domestic tissue bank, LifeNet Health, Inc. (“LifeNet”), offers preserved human heart valves and patches in competition with us. Alternatives to human heart valves processed by us include valve repair and valve replacement with bioprosthetic valves or mechanical valves. We compete with bioprosthetic or mechanical valves from companies including Medtronic, Inc., Edwards Life Sciences, Inc., LivaNova, and Abbott Laboratories. Alternatives to our human cardiac patches include xenograft small intestine submucosa (“SIS”) and glutaraldehyde fixed bovine pericardial patches. We compete with xenograft products from companies including Aziyo Biologics, Edwards Life Sciences, Inc., Admedus, Inc. (“Admedus”), Abbott Laboratories, and Baxter.

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

We distribute human cardiac tissues to implanting institutions throughout the U.S. Our CryoValve SGPV and CryoPatch SG are distributed under 510(k) clearance from the FDA. We also distribute tissues in Canada. Revenues from cardiac tissue preservation services accounted for 14%, 17%, and 17% of total revenues in 2018, 2017, and 2016, respectively.

PhotoFix

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

In 2014 we entered into an exclusive supply and distribution agreement with Genesee Biomedical, Inc. (“GBI”) to acquire the distribution rights to PhotoFix. In April 2016 we exercised our right to acquire the PhotoFix technology from GBI and began shipping product manufactured at our headquarters facility in 2018. Revenues from PhotoFix accounted for approximately 1% of our total revenues in each of 2018, 2017, and 2016.

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

Through our acquisition of JOTEC, we began distributing the E-vita OPEN PLUS in many markets outside of the United States in December 2017. Revenues from the E-vita OPEN PLUS accounted for 3% in 2018 and less than 1% of total revenues in 2017.

Endovascular and Open Vascular Surgery Markets

Aortic Aneurysm Repair

The aorta is the main artery that carries blood out of the heart through the aortic valve to the rest of the body. It extends upwards from the heart through the aortic arch and then down through the chest and into the abdomen, where it divides into larger arteries that supply each leg. The aorta is comprised of five segments: ascending, arch, thoracic, thoraco-abdominal, and abdominal. In some patients, part of the aorta can become abnormally large or bulge and this is referred to as an aneurysm.

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

There are two types of aortic aneurysm repair: open surgical repair or endovascular repair. Open surgical repair results in reasonable long-term survival but can be risky — especially in older patients and those with other serious medical conditions. During open surgical repair, a vascular graft is implanted in the aorta above and below the aneurysm. Blood will then flow through the graft. This surgery reinforces the diseased aorta and reduces the chance of vessel rupture.

Endovascular repair is minimally invasive, during which a stent graft is delivered transdermally to the area in the aorta needing repair. The stent graft expands inside the aorta and becomes the new channel for blood flow. The stent graft shields the aneurysm and helps prevent more pressure from building on it, thus preventing it from rupturing.

Through our acquisition of JOTEC, we began marketing a broad portfolio of endovascular products for aortic repair. These include highly differentiated products, such as the E-xtra DESIGN ENGINEERING, a portfolio of stent grafts tailor-made for a patient’s anatomy for TAAA repair, the E-liac for repair of aneurysms in the iliac arteries, and less differentiated products, including the E-vita THORACIC 3G for TAA repair and the E-tegra for AAA repair.

E-xtra DESIGN ENGINEERING

E-xtra DESIGN ENGINEERING is a comprehensive range of stent graft systems for the treatment of aortic vascular diseases that enables surgeons to quickly and efficiently respond to individual patient therapeutic requirements. The E-xtra DESIGN ENGINEERING is tailor-made for individual patients. There are currently only limited off-the-shelf product offerings to treat aneurysms in the thoraco-abdominal aorta due to the many side branches in this anatomy where blood flow to vital organs would be obstructed by unbranched stent grafts. JOTEC has pioneered a service whereby it manufactures a customized thoraco-abdominal stent graft within 3 weeks. E-xtra DESIGN ENGINEERING products are often used in conjunction with E-vita THORACIC 3G as well as the AAA offering, the E-tegra, or in combination with both.

We distribute the E-xtra DESIGN ENGINEERING products in the EEA and in a limited number of other countries around the world. E-xtra DESIGN ENGINEERING products compete with customized product offerings from Cook Medical and Terumo Corp.

Through our acquisition of JOTEC, we began distributing the E-xtra DESIGN ENGINEERING portfolio in many markets outside the United States in December 2017. Revenues from E-xtra DESIGN ENGINEERING accounted for 5% in 2018 and less than 1% of total revenues in 2017.

E-ventus BX

E-ventus BX is a balloon-expandable peripheral stent graft indicated for the endovascular treatment of renal and pelvic arteries in cases of ruptures, dissections, and aneurysms. The E-ventus BX stent graft has high flexibility together with high radial strength through the combination of the microporous single-layer ePTFE cover and the cobalt chromium stent. The E-

ventus BX stent graft features minimal recoil and foreshortening and enables secure fixation and positioning in the vessel. The E-ventus BX delivery system has a highly flexible catheter which allows easy advancement in the vessel and enables lesions to be reliably reached by the catheter. Radiopaque markers on the delivery system enable secure and accurate positioning of the stent graft. The E-ventus BX is often used in conjunction with E-xtra DESIGN ENGINEERING products as well as the E-liac stent graft.

We distribute the E-ventus BX under CE Mark in the EEA and under additional marketing approvals in several other countries throughout the world. The E-ventus BX competes with products from Maquet, Inc., Gore & Associates (“Gore”), and BD.

Through our acquisition of JOTEC, we began distributing the E-ventus BX in many markets outside of the United States in December 2017. Revenues from the E-ventus BX accounted for 3% in 2018 and less than 1% of total revenues in 2017.

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

Through our acquisition of JOTEC, we began distributing the E-liac in many markets outside of the United States in December 2017. Revenues from the E-liac accounted for 2% in 2018 and less than 1% of total revenues in 2017.

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

Through our acquisition of JOTEC, we began distributing the E-vita THORACIC 3G in many markets outside of the United States in December 2017. Revenues from the E-vita THORACIC 3G accounted for 2% in 2018 and less than 1% of total revenues in 2017.

E-tegra

The E-tegra is an AAA stent graft system with special stent design for secure sealing that makes difficult vascular anatomies treatable, thus expanding endovascular treatment options for infrarenal abdominal aortic aneurysms. The design of the E-tegra enables optimal fixation and sealing. It is a proximal laser cut stent with anchors for suprarenal stent graft fixation. Its asymmetric stent design and seamless cover ensure excellent adaptation to the vessel. The product also features a low-profile delivery system with its unique squeeze-to-release mechanism supporting the user by ensuring excellent control during each phase of the implantation. The E-tegra is often used in combination with E-xtra DESIGN ENGINEERING developed products and the E-liac.

We distribute the E-tegra under CE Mark in the EEA. Additional marketing approvals have been granted in several other countries throughout the world. The E-tegra competes with products from several companies, including Medtronic, Inc., Gore, Terumo Corp., Endologix, Antegraft, Inc., and Cook Medical.

Through our acquisition of JOTEC, we began distributing the E-tegra in many markets outside of the United States in December 2017. Revenues from the E-tegra accounted for 5% in 2018 and less than 1% of total revenues in 2017.

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

We distribute human vascular tissues to implanting institutions throughout the U.S. We also distribute vascular tissues in Canada and have limited distribution through a special access program in Germany. Revenues from vascular preservation services accounted for 15%, 20%, and 20% of our revenues in 2018, 2017, and 2016, respectively.

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

Through our acquisition of JOTEC, we began distributing synthetic surgical vascular grafts in many markets outside of the United States in December 2017. Revenues from synthetic surgical vascular grafts accounted for 2% in 2018 and less than 1% of total revenues in 2017.

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

CardioGenesis Cardiac Laser Therapy

Our CardioGenesis cardiac laser therapy product line consists of Holmium: YAG laser consoles, related service and maintenance, and single-use, fiber-optic handpieces, which are used in TMR to treat patients with severe angina resulting from diffuse coronary artery disease. Patients undergoing TMR treatment with CardioGenesis products have been shown to have angina reduction, longer event-free survival, reduction in cardiac related hospitalizations, and increased exercise tolerance. Our SolarGen 2100s Console (“Console”) uses the solid-state technology of the Holmium: YAG laser system to provide a stable and reliable energy platform that is designed to deliver precise energy output. The Console has an advanced electronic and cooling system technology, which allows for a smaller and lighter system, while providing 115V power capability. We also provide service plan options to ensure that the console is operating within the critical factory specifications. We distribute the SoloGrip® III disposable handpieces, which consist of multiple, fine fiber-optic strands in a one-millimeter diameter bundle and are designed to work with the console. The SoloGrip III handpiece has an ergonomic design and is pre-calibrated in the factory to provide easy and convenient access for treating all regions of the left ventricle.

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

Our CardioGenesis cardiac laser therapy competes with other methods for the treatment of coronary artery disease, including drug therapy, percutaneous coronary intervention, coronary artery bypass surgery, and enhanced external counter pulsation. Currently, the only directly competitive laser technology for the performance of TMR is the CO2 Heart Laser

System manufactured by Novadaq Technologies, Inc. Our revascularization technology competes on the basis of its ease of use, versatility, size of laser console, and improved access to the treatment area with a smaller fiber-optic system.

We distribute handpieces and CardioGenesis laser consoles primarily in the U.S. Revenues from CardioGenesis cardiac laser therapy accounted for 2%, 4%, and 5% of our total revenues in 2018, 2017, and 2016, respectively.

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

PerClot has a CE Mark allowing commercial distribution in the EEA and other markets. PerClot is indicated for use in surgical procedures, including cardiac, vascular, orthopaedic, neurological, gynecological, ENT, and trauma surgery as an adjunct hemostat when control of bleeding from capillary, venular, or arteriolar vessels by pressure, ligature, and other conventional means is either ineffective or impractical.

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

In January 2019 we completed enrolling patients in a clinical trial for the purpose of obtaining FDA Premarket Approval (“PMA”) to sell PerClot in the U.S., as discussed further in “Research and Development and Clinical Research” below. We anticipate PMA submission to the FDA in early 2020. We distribute PerClot in approximately 70 countries. Revenues from PerClot accounted for 2% of our total revenues in each of the years 2018, 2017, and 2016.

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

HeRO Graft and ProCol

We began distributing the HeRO Graft in the U.S. in May 2012 when we acquired Hemosphere, Inc. and distributed the product until we divested the product line in February 2016. Revenues from the HeRO Graft accounted for 1% of our total revenues in 2016. There were no HeRO Graft revenues in 2018 or 2017.

We began distributing ProCol in the U.S. in March 2014 under a distribution agreement with Hancock Jaffe and distributed the product until we divested the product line in March 2016. Revenues from ProCol accounted for less than 1% of our total revenues in 2016. There were no ProCol revenues in 2018 or 2017.

Marketing and Distribution

In the U.S and Canada, we market our products and preservation services primarily to physicians and distribute our products through our approximately 60-person direct sales team to hospitals and other healthcare facilities. We also have a team of region managers, national accounts manager, and sales and marketing management. Through our field representatives, we conduct field training for surgeons regarding the surgical applications of our products and tissues.

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

Our human tissues are obtained through organ and tissue procurement organizations (“OTPOs”). To assist OTPOs, we provide educational materials and training on procurement, dissection, packaging, and shipping techniques. We produce educational videos and coordinate laboratory sessions for OTPO personnel to improve their recovery techniques and increase the yield of usable tissue. We also maintain staff 24 hours per day, 365 days per year, for OTPO support.

We market our products in the EEA, the Middle East, and Africa (“EMEA”) region through JOTEC, based in Hechingen, Germany, as well as in several other subsidiaries based throughout Europe. We employ approximately 95 direct field service representatives and distributor managers in Germany, the U.K., France, Spain, Italy, Poland, Austria, Switzerland, Netherlands, Belgium, and Ireland in the EMEA region. We provide customer service, logistics, marketing, and clinical support to cardiac, vascular, thoracic, and general surgeons throughout the EMEA region.

We market and distribute our products through our direct organization in certain parts of Brazil, and in other international markets through independent distributors in Asia Pacific and the Americas. Our Singapore subsidiary, Asia Pacific, provides sales and marketing support for the Asia Pacific region.

Suppliers, Sources, and Availability of Raw Materials and Tissues

We obtain a number of our raw materials and supplies from a small group of suppliers or a single- or sole-source supplier. Certain raw materials and components used in our products and tissue processing have stringent specifications. Supply interruptions or supplier quality, financial, or operational issues could cause us to have to temporarily reduce, temporarily halt, or permanently halt manufacturing, processing, or distribution activities. Ongoing efforts are in process to find alternative suppliers for single- or sole-source raw materials and supplies. The process of qualifying alternative suppliers could result in additional costs or lengthy delays or may not be possible. Any of these adverse outcomes could have a material, adverse effect on our revenues or profitability. Supplies of materials are discussed for each of our main products and services below. See also Part I, Item 1A, “Risk Factors.”

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

The stent graft is manufactured out of several different raw materials that are manufactured by JOTEC and various external suppliers, including single suppliers. The delivery systems are manufactured by JOTEC from several different raw materials with different processing techniques. Primary processes are assembling of injection molded parts and machine drilled parts, suturing of stent grafts, processing of Nitinol, and weaving of textiles.

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

Operations, Manufacturing, and Tissue Preservation

We maintain a facility, which contains our corporate headquarters and laboratory space, and an additional off-site warehouse in Kennesaw, Georgia. We manufacture BioGlue, BioFoam, and PhotoFix and process human tissues at our headquarters facility. Our headquarters also includes a CardioGenesis cardiac laser therapy maintenance and evaluation laboratory space.

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

Our JOTEC facility consists of combined manufacturing, warehousing, and office space in Hechingen, Germany and is our EMEA headquarters.

We also maintain sales offices, some of which have distribution operations, in Brazil, the U.K., Italy, Poland, Singapore, Spain, and Switzerland. See also Part I, Item 2, “Properties.”

In all of our facilities, we are subject to regulatory standards for good manufacturing practices, including current Quality System Regulations, which are the FDA regulatory requirements for medical device manufacturers, and current Good Tissue Practices (“cGTPs”), which are the FDA regulatory requirements for the processing of human tissue. We also operate according to International Organization for Standardization (“ISO”) 13485 Quality System Requirements, an internationally recognized voluntary system of quality management for companies that design, develop, manufacture, distribute, and service medical devices. We maintain a Certification of Approval to the ISO 13485. The Medical Device Directive (“MDD”) is the governing document for the EEA that details requirements for safety and risk. Effective May 26, 2020 the Medical Device Regulation (“MDR”) will replace MDD and will impose more stringent requirements on manufacturers and European Notified Bodies, who have already begun the transition to these new requirements.

We work with three Notified Bodies that are officially recognized by the European Union to perform assessments of compliance with ISO 13485 and the MDD. LNE/G-Med (“G-Med”) acts as our Notified Body for the On-X product line, Lloyd’s Register Quality Assurance Limited (“LRQA”) acts as our Notified Body for our BioGlue, BioFoam, and PhotoFix product line, and Deutscher Kraftfahrzeug-Überwachungs-Verein (“DEKRA”) acts as our Notified Body for our JOTEC product line. G-Med, LRQA, and DEKRA perform periodic on-site inspections to independently review our compliance with systems and regulatory requirements. G-Med, LRQA and DEKRA also perform assessments of compliance with the Canadian Medical Devices Conformity Assessment System (“CMDCAS”).

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

We maintain controls over our tissue processing to ensure conformity with our procedures. OTPOs must follow our policies related to tissue recovery practices and are subject to periodic audits to confirm compliance. Samples are taken from donated tissue for microbiological testing, and tissue must be shown to be free of certain detectable microbial contaminants before being released for distribution. Tissue processing records and donor information is reviewed to identify characteristics that would disqualify the tissue for processing or implantation. Once tissue is released for distribution, it is moved from quarantine to an implantable status. Tissue is stored by us until it is shipped to a hospital, where the tissue is thawed and implanted immediately or held in a liquid nitrogen freezer pending implantation.

Government Regulation

Medical devices and human tissues are subject to a number of regulations from various government bodies including in the U.S., federal, state, and local governments, as well as various international regulatory bodies. Government regulations are continually evolving, and requirements may change with or without notice. Changes in government regulations or changes in the enforcement of existing government regulations could have a material, adverse impact on us. See also Part I, Item 1A, “Risk Factors” for a discussion of risks related to government regulations.

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

The following products are, or would, upon approval, be classified as Class III medical devices: BioGlue, BioFoam, On-X heart valve, On-X AAP, PerClot, CardioGenesis cardiac laser therapy, E-vita OPEN PLUS, E-vita THORACIC 3G, E-xtra, E-tegra, and E-liac. CryoPatch SG is classified as Class II medical devices. We obtained 510(k) clearance from the FDA to market the CryoValve SGPV; however, these tissues are not officially classified as Class II or III medical devices.

In October 2014 the FDA convened an advisory committee meeting to consider the FDA’s recommendation to reclassify more than minimally manipulated (“MMM”) allograft heart valves from an unclassified medical device to a Class III medical device. The class of MMM allograft heart valves includes our CryoValve SGPV. At the meeting, a majority of the advisory committee panel recommended to the FDA that MMM allograft heart valves be re-classified as a Class III product. If the FDA issues a proposal for reclassification of MMM allograft heart valves, it will be subject to a public comment period before finalization. After publication of the reclassification rule, we expect to have thirty months to submit for a PMA, after which the FDA will determine if, and for how long, we may continue to provide these tissues to customers. To date, the FDA has not issued a proposed reclassification for MMM allograft heart valves. See also Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Reclassification by the FDA of CryoValve SGPV may make it commercially infeasible to continue processing the CryoValve SGPV”.

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

The EEA recognizes a single medical device approval, called a CE Mark, which allows for distribution of an approved product throughout the EEA without additional general applications in each country. Individual EEA members, however, reserve the right to require additional labeling or information to address particular patient safety issues prior to allowing marketing. Third-parties called “Notified Bodies” award the CE Mark. These Notified Bodies are approved and subject to review by the “Competent Authorities” of their respective countries. LRQA, G-Med and DEKRA perform periodic on-site inspections to independently review our compliance with systems and regulatory requirements. A number of countries outside of the EEA accept the CE Mark in lieu of marketing submissions as an addendum to that country’s application process. We have CE Marks for BioGlue, BioFoam, On-X heart valves, On-X Chord-X sutures, CardioGenesis cardiac laser therapy consoles and handpieces, E-vita OPEN PLUS, E-vita THORACIC 3G, E-tegra, E-liac, and other devices. An application to approve a CE Mark for On-X AAP, which was temporarily suspended, is currently under review by our Notified Body. See also Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Our revenues for the On-X AAP in Europe may continue to be adversely affected by regulatory enforcement activities regarding the On-X AAP’s CE Mark.”    Additionally, E-ventus, which we distribute, has a CE Mark.

Backlog

As of December 31, 2018, we did not have a firm backlog of orders related to BioGlue, the JOTEC product line, On-X heart valves, CardioGenesis cardiac laser therapy, PerClot, or PhotoFix. The limited supply of certain types or sizes of preserved tissue can result in a backlog of orders for these tissues. The amount of backlog fluctuates based on the tissues available for shipment and varies based on the surgical needs of specific cases. Our backlog of human tissue consists mostly of pediatric tissues that have limited availability. Our backlog is generally not considered firm and must be confirmed with the customer before shipment.

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

In 2018, 2017, and 2016 we spent approximately $23.1 million, $19.5 million, and $13.4 million, respectively, on research and development activities on new and existing products. These amounts accounted for approximately 9%, 10%, and 7% of our revenues for each of 2018, 2017, and 2016, respectively.

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

We are currently seeking regulatory approval for BioGlue in China. We are working with the Chinese regulatory authorities and our consulting partners to conduct this ongoing study and complete the submission for market approval. Enrollment was completed in the third quarter of 2018.

We are currently conducting clinical trials on the safety and efficacy of an additional size of the On-X aortic heart valve. This study is ongoing, and enrollment is expected to continue throughout 2019.

We are currently conducting a clinical trial to assess reduced levels of required anticoagulation or warfarin for the On-X mitral heart valve. This study is ongoing, and enrollment is expected to continue throughout 2019.

At the FDA’s request, we are conducting a post-approval study to collect long-term clinical data for the On-X aortic heart valve managed with reduced warfarin therapy. This study is ongoing and data collection is expected to continue throughout 2019.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate PMA submission to the FDA in early 2020. See also Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Our investment in PerClot is subject to significant risks, and our ability to fully realize our investment is dependent on our ability to obtain FDA approval and to successfully commercialize PerClot in the U.S. either directly or indirectly.”

Patents, Licenses, and Other Proprietary Rights

We rely on a combination of patents, trademarks, confidentiality agreements, and security procedures to protect our proprietary products, preservation technology, trade secrets, and know-how. We believe that our patents, trade secrets, trademarks, and technology licensing rights provide us with important competitive advantages. We have also obtained additional rights through license and distribution agreements for additional products and technologies, including PerClot. We own or have licensed rights to 39 U.S. patents and 135 foreign patents for legacy CryoLife, JOTEC products, and On-X products, including patents that relate to our technology for BioGlue, JOTEC products, On-X heart valves, CardioGenesis cardiac laser therapy, PerClot, cardiac and vascular tissue preservation, and decellularization of tissue. We have 32 pending U.S. patent applications and 69 pending foreign applications that relate to our legacy CryoLife products and services, On-X products, and JOTEC products. There can be no assurance that any patent applications pending will ultimately be issued as patents.

The remaining duration of our issued patents ranges from 1 year to 18 years. The main patent for BioGlue expired in mid-2012 in the U.S. and expired in mid-2013 in the majority of the rest of the world. Although the patent for BioGlue has expired, this technology is still protected by trade secrets and manufacturing know-how, as well as the time and expense to obtain regulatory approvals.

We have confidentiality agreements with our employees, our consultants, and third-party vendors to maintain the confidentiality of trade secrets and proprietary information. There can be no assurance that the obligations of our employees, consultants, and third-parties, with whom we have entered into confidentiality agreements, will effectively prevent disclosure of our confidential information or provide meaningful protection for our confidential information if there is unauthorized use or disclosure, or that our trade secrets or proprietary information will not be independently developed by our competitors.

See Part I, Item 1A, “Risk Factors” for a discussion of risks related to our patents, licenses, and other proprietary rights.

Seasonality

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality,” regarding seasonality of our products and services.

Employees

As of December 31, 2018 we had approximately 1,100 employees. None of our employees are covered by a collective bargaining agreement, and we have never experienced a work stoppage or interruption due to labor disputes. We believe our relations with our employees are good.

Environmental Matters

Our tissue preservation activities generate some biomedical wastes, consisting primarily of human and animal pathological and biological wastes, including human and animal tissue and body fluids removed during laboratory procedures. The biomedical wastes generated by us are placed in appropriately constructed and labeled containers and are segregated from other wastes generated by us. We contract with third-parties for transport, treatment, and disposal of biomedical waste. Although we believe we are in compliance in with applicable laws and regulations the disposal of our waste regarding tissue preservation activities, as well as in our other production activities, the failure by us, or the companies with which we contract, to comply fully with any such regulations could result in an imposition of penalties, fines, or sanctions, which could materially, adversely affect our business.

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

•

Amend, supplement, waive, or otherwise modify our organizational documents or the organizational documents of a subsidiary in a manner that would be materially, adverse to the interests of the lenders, or change or amend the terms of documentation regarding junior financing in a manner that would be materially adverse to the interests of the lenders;

•	Change our, or permit a subsidiary to change its, fiscal year without notice to the administrative agent under the agreement;

•	Enter into agreements which restrict our ability to incur liens;

•	Engage in any line of business substantially different from that in which we are currently engaged; and

•	Make certain investments, including strategic acquisitions or joint ventures.

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

We account for the completion of our acquisitions using the purchase method of accounting. We allocate the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the acquisitions, record the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required in purchase accounting including the following:

•	We will incur additional amortization expense over the estimated useful lives of some of the intangible assets acquired in connection with acquisitions during such estimated useful lives;

•	We will incur additional depreciation expense as a result of recording purchased tangible assets;

•	To the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets;

•	Cost of sales may increase temporarily following an acquisition as a result of acquired inventory being recorded at its fair market value;

•	Earnings may be affected by changes in estimates of future contingent consideration to be paid when an earn-out is part of the consideration; or

•	Earnings may be affected by transaction and integration costs, which are expensed immediately.

We are significantly dependent on our revenues from tissue preservation services and are subject to a variety of risks affecting them.

Tissue preservation services are a significant source of our revenues, accounting for 29%, 37%, and 37% of revenues in the years ended December 31, 2018, 2017, and 2016, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

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

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, accounting for approximately 25%, 35% and 35% of revenues in the years ended December 31, 2018, 2017, and 2016, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

•

BioGlue contains a bovine blood protein. Animal-based products are subject to increased scrutiny from the public and regulators, who may have concerns about the use of animal-based products or concerns about the transmission of disease from animals to humans. These concerns could lead to additional regulations or product bans in certain countries;

•	Changes to components in the BioGlue product, including in the delivery system require regulatory approval, which if delayed, could cause prolonged disruptions to our ability to supply BioGlue; and

•

Our European Notified Body for BioGlue, Lloyd’s Register Quality Assurance Limited (“LRQA”), is headquartered in the U.K. If the U.K. withdraws from the European Union on March 29, 2019, the effective date of “Brexit,” without an agreement, and if LRQA is unsuccessful in qualifying a subsidiary in the EEA or if we are unable to timely update our BioGlue labels to reflect this newly qualified subsidiary in the EEA, we may be unable to sell BioGlue in the EEA until the situation is resolved.

We are significantly dependent on our revenues from JOTEC and are subject to a variety of risks affecting them.

JOTEC is now a significant source of our revenues, accounting for 24% and 2% of revenues in the years ended December 31, 2018 and 2017, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

•	Our ability to achieve anticipated JOTEC revenue in international markets outside the U.S.;

•	Our ability to compete effectively with our major competitors, as they may have advantages over us in terms of cost structure, pricing, sales force footprint, and brand recognition;

•	Our ability to develop innovative and in-demand products in the aortic surgery space; and

•	Our ability to contend with enhanced regulatory enforcement activities.

We are significantly dependent on our revenues from On-X and are subject to a variety of risks affecting them.

On-X is a significant source of our revenues, accounting for 17%, 19%, and 19% of revenues in the years ended December 31, 2018, 2017, and 2016, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

•	Our ability to achieve anticipated On-X revenue in the U.S. and in international markets outside the U.S.;

•	Our ability to capitalize on the U.S. Food and Drug Administration (“FDA”)’s approved reduced International Normalized Ratio (“INR”) indication;

•	Our ability to compete effectively with some of our major competitors, as they may have advantages over us in terms of cost structure, pricing, sales force footprint, and brand recognition;

•	Our ability to manage the risks associated with less favorable contract terms for On-X products on consignment at hospitals with more bargaining power;

•	Changes in technology that may impact the market for mechanical heart valves, such as transcatheter aortic valve replacement, or “TAVR” devices;

•	Enhanced regulatory enforcement activities or failure to receive renewed certifications that could cause interruption in our ability to sell On-X products in certain markets; and

•

Our ability to execute and complete the FDA mandated post-approval study to assess the occurrence of adverse events with the On-X Aortic Prosthetic Heart Valve when targeted at an INR level of 1.8 (1.5-2.0 range) during a 5-year follow-up.

Our products and tissues are highly regulated and subject to significant quality and regulatory risks.

The manufacture and sale of medical devices and processing, preservation, and distribution of human tissues are highly complex and subject to significant quality and regulatory risks in the U.S. and internationally. Any of the following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

•	Our products and tissues may be recalled or placed on hold by us, the FDA, or other regulatory bodies;

•

Our products and tissues allegedly have caused, and may in the future cause, injury to patients, which has exposed, and could in the future expose, us to product and tissue processing liability claims, and such claims could lead to additional regulatory scrutiny and inspections;

•

Our manufacturing and tissue processing operations are subject to regulatory scrutiny and inspections, including by the FDA and foreign regulatory agencies, and these agencies could require us to change or modify our manufacturing operations, processes, and procedures or take other adverse action. For example, in January 2013 we received a warning letter from the FDA related to the manufacture of our products and our processing, preservation, and distribution of human tissue, as well as a subsequent 2014 Form 483, after a FDA re-inspection related to the warning letter that included observations concerning design and process validations, environmental monitoring, product controls and handling, corrective and preventive actions, and employee training. After an FDA re-inspection in the first quarter of 2015, the FDA closed out the warning letter issued in 2013;

•	Regulatory agencies could reclassify, reevaluate, or suspend our clearances and approvals to sell our products and distribute tissues;

•	Local and international regulatory and quality laws and standards are subject to change, which could adversely affect our clearances and approvals to sell our products and distribute tissues; and

•

Adverse publicity associated with our products or processed tissues or our industry could lead to a decreased use of our products or tissues, additional regulatory scrutiny, and/or product or tissue processing liability lawsuits.

Further, on May 25, 2017, the European Union adopted a new Medical Device Regulation (MDR 2017/745) (“MDR”), which takes effect on May 26, 2020. Among other changes, MDR places more stringent requirements on manufacturers and European Notified Bodies regarding product classifications, pre- and post-market clinical studies, and other regulatory requirements for product clearances and approvals. These changes could result in product reclassifications and the imposition of other regulatory requirements that could delay, impede, or prevent our ability to commercialize existing, improved, or new products in the EEA. In addition, we or our Notified Bodies (or both) might be unable to timely meet the requirements of MDR. If either of the foregoing were to occur, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

At the same time, European Notified Bodies have begun engaging in more rigorous regulatory enforcement activities and may continue to do so. For example, our Notified Body for the On-X product line temporarily suspended the CE Mark for the On-X AAP in the EEA. See the risk factor below entitled “Our revenues for the On-X AAP in Europe may continue to be adversely affected by regulatory enforcement activities regarding the On-X AAP’s CE Mark” for further discussion. Further, in anticipation of MDR, Notified Bodies have begun establishing deadlines in 2019 after which they will no longer review routine submissions unless they are submitted in accordance with MDR. Our inability to timely adapt to these new requirements of our Notified Bodies could adversely impact our clearances and approvals, which could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

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

We also have obtained licenses from third parties for certain patents and patent application rights, including rights related to our PerClot technologies. These licenses allow us to use intellectual property rights owned by or licensed to these third parties. We do not control the maintenance, prosecution, enforcement, or strategy for many of these patents or patent application rights and as such are dependent in part on the owners of the intellectual property rights to maintain their viability. Their failure to do so could significantly impair our ability to exploit those technologies.

Our revenues for the On-X AAP in Europe may continue to be adversely affected by regulatory enforcement activities regarding the On-X AAP’s CE Mark.

On November 22, 2016, we received a letter from G-Med, which acts as our Notified Body for the On-X product line, indicating that it was temporarily suspending the CE Mark for the On-X ascending aortic prosthesis (“AAP”) in the European Economic Area (“EEA”), due to an allegedly untimely and allegedly deficient plan by us to address certain technical documentation issues found by G-Med during a review and renewal of the design examination certificate for the On-X AAP. On July 26, 2017, we received a letter from G-Med indicating that it was continuing the suspension of the CE Mark for the AAP product for a period of up to 18 months pending further assessment. We have since withdrawn our application from G-Med for certification of the AAP product and are currently pursuing another pathway to CE Mark for the AAP. Failure to obtain CE Mark for the On-X AAP in the EEA could have a material adverse effect on EEA revenues for the remainder of 2019 and beyond.

Our investment in PerClot is subject to significant risks, including our ability to fully realize our investment by obtaining FDA approval and to successfully commercialize PerClot in the U.S. either directly or indirectly.

In 2010 and 2011, we entered into various agreements with SMI pursuant to which, among other things, we (i) may distribute PerClot in certain international markets and are licensed to manufacture PerClot in the U.S.; (ii) acquired some technology to assist in the production of a potentially key component in PerClot; and (iii) obtained the exclusive right to pursue, obtain, and maintain FDA Pre-Market Approval (“PMA”) for PerClot. We are currently conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S., and we completed enrollment in 2019. We anticipate submission to the FDA in early 2020. There is no guarantee, however, that we will obtain FDA approval when anticipated or at all. The estimated timing of regulatory approval for PerClot is based on factors beyond our control, including but not limited to, unforeseen scheduling difficulties and unfavorable results at various stages in the PMA application process. We may also decide to delay or terminate our pursuit of U.S. regulatory approval for PerClot at any time due to changing conditions at CryoLife, in the marketplace, or in the economy in general.

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

PerClot sold in the EEA has a CE Mark that is owned by a third party and that expired in the second quarter of 2018. If that CE Mark is not timely renewed, we may be unable to purchase additional PerClot to distribute in the EEA and other countries that recognize the CE Mark after our distributors’ inventories of approved PerClot are depleted, which could materially, adversely affect our future revenues.

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

We have continued to process and ship our CryoValve SGPV tissues. If the FDA ultimately classifies our CryoValve SGPV as a Class III medical device, we anticipate requesting a meeting with the FDA to determine the specific requirements to file for and obtain a PMA, and we will determine an appropriate course of action in light of those requirements. If there are delays in obtaining the PMA, if we are unsuccessful in obtaining the PMA, or if the costs associated with these activities are significant, this could materially, adversely affect our revenues, financial condition, profitability, and/or cash flows in future periods. In addition, we could decide that the requirements for obtaining a PMA make continued processing of the CryoValve SGPV too onerous, leading us to discontinue distribution of these tissues.

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

•

Business Development – Drive growth through business development by selectively pursuing potential acquisitions, licensing, or distribution rights of companies or technologies that complement our existing products, services, and infrastructure and expand our footprint in the cardiac and vascular surgery space, as we did with the recent acquisitions of JOTEC and On-X; and licensing of products developed internally with non-cardiac or non-vascular indications. To the extent we identify new non-core products or additional applications for our core products, we may attempt to license these products to corporate partners for further development or seek funding from outside sources to continue commercial development.

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

As noted above, we are currently engaged in an Investigational Device Exemption clinical trial for PerClot, as well as clinical trials in China for BioGlue and in the U.S. for the On-X valve. We also have begun efforts to initiate future U.S. clinical trials for certain JOTEC products. Each of these trials is subject to the risks outlined herein.

We cannot give assurance that the relevant regulatory agencies will clear or approve these, or any new products and services or new indications, on a timely basis, if ever, or that the new products and services or new indications, will adequately meet the requirements of the applicable market or achieve market acceptance. We may encounter delays or rejections during any stage of the regulatory approval process if clinical or other data fails to demonstrate satisfactorily compliance with, or if the service or product fails to meet, the regulatory agency’s requirements for safety, efficacy, and quality, or the regulatory agency otherwise has concerns about our quality or regulatory compliance. Regulatory requirements for safety, efficacy, quality, and the conduct of clinical trials may become more stringent due to changes in applicable laws, regulatory agency policies, or the adoption of new regulations. Clinical trials may also be delayed or halted due to the following, among other factors:

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

•

Expanded compliance obligations, including obligations associated with the Foreign Corrupt Practices Act, the U.K. Bribery Law, local anti-corruption laws, Office of Foreign Asset Control administered sanction programs, and the European Union’s General Data Protection Regulation;

•	Broader exposure to corruption;

•

Overlapping and potentially conflicting international legal and regulatory requirements, as well as unexpected changes in international legal and regulatory requirements or reimbursement policies and programs;

•	Longer accounts receivable collection cycles in certain foreign countries and additional cost of collection of those receivables;

•	Diminished protection for intellectual property and the presence of a growing number of generic or smaller competitors in some countries;

•	Changes in currency exchange rates, particularly fluctuations in the Euro as compared to the U.S. Dollar;

•	Differing local product preferences and product requirements;

•	Differing local labor and employment laws, including those related to terminations, unionization, and the formation of works councils or other similar employee organizations;

•	Adverse economic or political changes or political instability;

•	Potential trade restrictions, exchange controls, and import and export licensing requirements including tariffs;

•	Potential adverse tax consequences of overlapping tax structures; and

•	Potential adverse financial consequences resulting from the scheduled exit of the U.K. from the European Union, or “Brexit” on March 29, 2019, including a potential disruption of sales into the U.K.

Our failure to adequately address these risks could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

We continue to evaluate expansion through acquisitions of, or licenses with, investments in, and distribution arrangements with, other companies or technologies, which may carry significant risks.

One of our growth strategies is to selectively pursue the potential acquisition, licensing, or distribution rights of companies or technologies that complement our existing products, services, and infrastructure. In connection with one or more of the acquisition transactions, we may:

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

Some of the materials, supplies, and services that are key components of our product manufacturing or our tissue processing, as well as some of our products, are sourced from single- or sole-source suppliers. As a result, our ability to negotiate favorable terms with those suppliers may be limited, and if those suppliers experience operational, financial, quality, or regulatory difficulties, or if those suppliers and/or their facilities refuse to supply us or cease operations temporarily or permanently, we could be forced to cease product manufacturing or tissue processing until the suppliers resume operations, until alternative suppliers could be identified and qualified, or permanently if the suppliers do not resume operations and no alternative suppliers could be identified and qualified. We could also be forced to purchase alternative materials, supplies, or services with unfavorable terms due to diminished bargaining power. We also conduct nearly all our operations at three facilities: Austin, Texas for our On-X product line, Hechingen, Germany for our JOTEC product line, and Kennesaw, Georgia for all our other products. If one of these facilities ceases operations temporarily or permanently, due to natural disaster or other reason, our business could be substantially disrupted.

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

The market for our products and services is intensely competitive and significantly affected by new product introductions and activities of other industry participants. We face intense competition from other companies engaged in the following lines of business:

•	The sale of endovascular and surgical stents;
•	The sale of mechanical, synthetic, and animal-based tissue valves for implantation;
•	The sale of synthetic and animal-based patches for implantation;
•	The sale of surgical adhesives, surgical sealants, and hemostatic agents; and
•	The processing and preservation of human tissue.

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

Changes in tax law implemented by the Tax Act primarily became effective in 2018 and certain changes will become effective in the 2019 fiscal year. The primary impacts to us include repeal of the alternative minimum tax regime, decrease of the corporate income tax rate structure, net operating loss limitations, and changes to the limits on executive compensation and interest deductions. These changes will have a material impact to the value of deferred tax assets and liabilities, and our future taxable income and effective tax rate.

Our operating results may fluctuate significantly on a quarterly or annual basis as a result of a variety of factors, many of which are outside our control.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	Changes in demand for the products we sell;
•	Increased product and price competition, due to the announcement or introduction of new products by our competitors, market conditions, the regulatory landscape, or other factors;
•	Changes in the mix of products we sell;
•	Availability of materials and supplies, including donated tissue used in preservation services;
•	Our pricing strategy with respect to different product lines;
•	Strategic actions by us, such as acquisitions of businesses, products, or technologies;
•	Unanticipated costs and expenses;
•	Effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;
•	The divestiture or discontinuation of a product line or other revenue generating activity;
•	The relocation and integration of manufacturing operations and other strategic restructuring;
•	Regulatory actions that may necessitate recalls of our products or warning letters that negatively affect the markets for our products;
•	Failure of government and private health plans to adequately and timely reimburse the users of our products or changes in reimbursement policies;
•	Costs incurred by us in connection with the termination of contractual and other relationships, including distributorships;
•	Our ability to collect outstanding accounts receivable in selected countries outside of the U.S.;
•	The expiration or utilization of deferred tax assets such as net operating loss carryforwards;
•	Market reception of our new or improved product offerings; and
•	The loss of any significant customer, especially in regard to any product that has a limited customer base.

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

The European Commission has approved a data protection regulation, known as the General Data Protection Regulation (“GDPR”), which took effect in May 2018. GDPR includes significant new requirements for companies that receive or process the personal data of residents of the European Union (including company employees), which increase our operating costs and require significant management time and energy. GDPR also includes significant penalties for noncompliance. Any GDPR related government enforcement activities may be costly to comply with, result in negative publicity, and subject us to significant penalties, any of which could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

Many healthcare industry companies, including health care systems, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our financial condition, profitability, and/or cash flows would suffer.

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

Our federal tax net operating loss and general business credit carryforwards include acquired net operating loss carryforwards. Such acquired net operating loss carryforwards will be limited in future periods due to a change in control of our former subsidiaries Hemosphere and Cardiogenesis, as mandated by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). We believe that our acquisitions of these companies each constituted a change in control, and that prior to our acquisition, Hemosphere had experienced other equity ownership changes that should be considered a change in control. We also acquired net operating loss carryforwards in certain foreign jurisdictions with the acquisition of JOTEC, but we do not believe these carryforwards will be limited in any material way due to a change of control provision. The deferred tax assets recorded on our Consolidated Balance Sheets exclude amounts that we expect will not be realizable due to these changes in control. A portion of the acquired net operating loss carryforwards is related to state income taxes for which we believe it is more likely than not that these deferred tax assets will not be realized. Therefore, we recorded a valuation allowance against these state net operating loss carryforwards. Limitations on our federal tax net operating loss and general business credit carryforwards could result in greater future income tax expense and adversely impact future cash flows.

We are subject to various U.S. and international bribery, anti-kickback, false claims, privacy, transparency, and similar laws, any breach of which could cause a material, adverse effect on our business, financial condition, and profitability.

Our relationships with physicians, hospitals, and other healthcare providers are subject to scrutiny under various U.S. and international bribery, anti-kickback, false claims, privacy, transparency, and similar laws, often referred to collectively as healthcare compliance laws. Healthcare compliance laws are broad, sometimes ambiguous, complex, and subject to changing interpretations. Possible sanctions for violation of these healthcare compliance laws include monetary fines, civil and criminal penalties, exclusion from government healthcare programs, and forfeiture of amounts collected in violation of such prohibitions. Any government investigation or a finding of a violation of these laws, despite our compliance efforts, could result in a material, adverse effect on our business, financial condition, and profitability.

We have entered into consulting agreements, speaker agreements, research agreements, and product development agreements with healthcare professionals, including some who may order our products or make decisions to use them. While these transactions were structured with the intention of complying with all applicable compliance laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties.

We have also adopted the AdvaMed Code of Conduct and the MedTech Europe Code of Ethical Business Practice into our Code of Business Conduct, which governs our relationships with healthcare professionals, including our payment of travel and lodging expenses, research and educational grant procedures, and sponsorship of third-party conferences. In addition, we conduct training sessions on these principles. There can be no assurance, however, that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws or that one or more of our employees or agents will not disregard the rules we have established. Because our strategy relies on the involvement of healthcare professionals who consult with us on the design of our products, perform clinical research on our behalf, or educate the market about the efficacy and uses of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with healthcare professionals, who refer or order our products, to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of the healthcare professionals we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from government funded healthcare programs, including Medicare and Medicaid, for noncompliance.

The scope and enforcement of all of these laws is uncertain and subject to rapid change, especially in light of the scarcity of applicable precedent and regulations. There can be no assurance that regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any investigation or challenge could have a material, adverse effect on our business, financial condition, and profitability. Any regulatory or enforcement review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in or interpretations of these laws, whether these changes will be retroactive or will have effect on a going-forward basis only.

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

The Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales that commenced in January 2013. While this tax was suspended for 2016 and 2017, and just recently suspended again for 2018 and 2019, the excise tax may be reinstated.

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

The majority of our foreign product revenues are denominated in Euros and, as such, are sensitive to changes in exchange rates. In addition, a portion of our dollar-denominated product sales are made to customers in other countries who must convert local currencies into U.S. Dollars in order to purchase these products. We also have balances, such as cash, accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency transactions and balances are sensitive to changes in exchange rates. Fluctuations in exchange rates of Euros or other local currencies in relation to the U.S. Dollar could materially reduce our future revenues as compared to the comparable prior periods. Should this occur, it could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

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

In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction, and operations of a company. We may in the future become subject to such shareholder activism and demands. Such demands may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

We are subject to the Florida affiliated transactions statute, which generally requires approval by the disinterested directors or supermajority approval by shareholders for “affiliated transactions” between a corporation and an “interested stockholder.” Additionally, our organizational documents contain provisions restricting persons who may call shareholder meetings and allowing the Board of Directors to fill vacancies and fix the number of directors. These provisions of Florida law and our articles of incorporation and bylaws could prevent attempts by shareholders to remove current management, prohibit or delay mergers or other changes of control transactions, and discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our shareholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and laboratory facilities consist of approximately 190,400 square feet of leased manufacturing, administrative, laboratory, and warehouse space located on a 21.5-acre setting, with an additional 14,400 square feet of off-site warehouse space both located in Kennesaw, Georgia. The manufacturing and tissue processing space includes approximately 20,000 square feet of class 10,000 clean rooms and 8,000 square feet of class 100,000 clean rooms. This extensive clean room environment provides a controlled aseptic environment for manufacturing and tissue preservation. Two back-up emergency generators assure continuity of our manufacturing operations and liquid nitrogen freezers maintain preserved tissue at or below –135°C. We manufacture products from our Medical Devices segment, including BioGlue, BioFoam, and PhotoFix, and process and preserve tissues from our Preservation Services segment at our headquarters facility. Our corporate headquarters also includes a CardioGenesis cardiac laser therapy maintenance and evaluation laboratory space.

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

Our primary European subsidiary, JOTEC, located in Hechingen, Germany, maintains facilities that consist of approximately 80,000 square feet of leased manufacturing, administrative, laboratory, and warehouse space. A nearby building contains approximately 53,000 square feet of additional empty space that could be leased for future growth.

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

Item 3. Legal Proceedings.

From time to time, we are involved in legal proceedings concerning matters arising in connection with the conduct of our business activities. We regularly evaluate the status of legal proceedings in which we are involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may been incurred, and to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss of range of loss can be made.

Based on current knowledge, management does not believe that there are any pending matters that potentially could have a material, adverse effect on our business, financial condition, results of operations, or cash flows. However, we are engaged in various legal actions in the normal course of business. There can be no assurances in light of the inherent uncertainties involved in any potential legal proceedings, some of which are beyond or control, and an adverse outcome in any legal proceeding could be material to our results of operations or cash flows for any particular reporting period.

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

2018	High	Low
First quarter	$22.70	$16.80
Second quarter	29.55	19.05
Third quarter	36.05	27.50
Fourth quarter	35.44	25.58

2017	High	Low
First quarter	$19.60	$15.20
Second quarter	20.30	14.03
Third quarter	23.35	17.60
Fourth quarter	24.00	18.25

As of February 7, 2019 we had 232 shareholders of record.

Dividends

No dividends were paid in 2018, 2017, or 2016.

On December 1, 2017 we entered into a Credit and Guaranty Agreement (the “Credit Agreement”), among CryoLife, as borrower, CryoLife International, Inc., On-X Life Technologies Holdings, Inc. (“On-X Holdings”), On-X Life Technologies, Inc., AuraZyme Pharmaceuticals, Inc., as guarantor subsidiaries, the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent. The Credit Agreement prohibits the payment of certain restricted payments, including cash dividends. See also Part II, Item 8, Note 11 of the “Notes to Consolidated Financial Statements” for further discussion of the Credit Agreement.

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended December 31, 2018 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
10/01/18 - 10/31/18	--	--	--	--
11/01/18 - 11/30/18	407	$ 30.79	--	--
12/01/18 - 12/31/18	--	--	--	--

Total	407	30.79	--	--

The common shares purchased during the quarter ended December 31, 2018 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

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

Selected Financial Data

(in thousands, except percentages, current ratio, and per share data)

	December 31,
	2018	2017 [1]	2016 [2]	2015	2014
Operations
Revenues	$262,841	$189,702	$180,380	$145,898	$144,641
Operating income	9,312	7,970	21,820	5,354	8,838
Net (loss) income	(2,840)	3,704	10,778	4,005	7,322
Net (loss) income applicable to common shareholders -diluted	(2,813)	3,643	10,576	3,918	7,164
Research and development expense as a percentage of revenues	9%	10%	7%	7%	6%

(Loss) Income Per Common Share
Basic	$(0.08)	$0.11	$0.33	$0.14	$0.26
Diluted	$(0.08)	$0.11	$0.32	$0.14	$0.25

Dividend Declared Per Common Share	$--	$--	$--	$0.120	$0.118

Year-End Financial Position
Total assets	$571,091	$589,693	$316,140	$181,179	$176,157
Working capital	144,645	136,340	117,131	90,058	85,401
Long-term liabilities	261,501	269,695	77,055	6,323	6,845
Shareholders’ equity	275,067	277,058	208,983	155,251	148,685
Current ratio[3]	5:1	4:1	5:1	6:1	5:1

[1]	In December 2017 we completed our acquisition of JOTEC AG, which we converted to JOTEC GmbH and is being operated as a wholly-owned subsidiary of CryoLife.
[2]

In January 2016 we completed our acquisition of On-X Holdings, which is being operated as a wholly-owned subsidiary of CryoLife. In 2016 we also sold our HeRO Graft product line and our ProCol product line and ceased sales of these products during 2016.

[3]	Current assets divided by current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”), incorporated in 1984 in Florida, is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures focused on aortic repair. Our medical devices and processed tissues primarily include four product families: BioGlue® Surgical Adhesive (“BioGlue”); JOTEC endovascular and surgical products; On-X mechanical heart valves and surgical products; and cardiac and vascular human tissues including the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch (“CryoPatch SG”), both of which are processed using our proprietary SynerGraft® technology. Additional products include CardioGenesis cardiac laser therapy, PerClot® and PhotoFixTM.

For the year ended December 31, 2018 we reported record annual revenues of $262.8 million, increasing 39% over the prior year and we generated $9.9 million in cash flows from operations during 2018. Revenues for December 31, 2018 includes a full year of revenues from the December 2017 acquisition of JOTEC GmbH (“JOTEC”), a Hechingen, Germany-based endovascular and surgical products company. For the year ended December 31, 2018 we reported a net loss of $2.8 million, largely due to an increase in interest expense on net borrowings and business development costs primarily related to integration of JOTEC. See the “Results of Operations” section below for additional analysis of the fourth quarter and full year 2018 results. See Part I, Item 1, “Business,” for further discussion of our business and activities during 2018.

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

Fair Value Measurements

We record certain financial instruments at fair value, including: cash equivalents, certain marketable securities, certain restricted securities, contingent consideration, and derivative instruments. We may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis, although as of December 31, 2018 we have not chosen to make any such elections. Fair value financial instruments are recorded in accordance with the fair value measurement framework.

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

Deferred Preservation Costs

Deferred preservation costs include costs of cardiac and vascular tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By federal law, human tissues cannot be bought or sold; therefore, the tissues we preserve are not held as inventory. The costs we incur to procure and process cardiac and vascular tissues are instead accumulated and deferred. Deferred preservation costs are stated at the lower of cost or market value on a first-in, first-out basis and are deferred until revenue is recognized. Upon shipment of tissue to an implanting facility, revenue is recognized, and the related deferred preservation costs are expensed as cost of preservation services. Cost of preservation services also includes, as applicable, lower of cost or market write-downs and impairments for tissues not deemed to be recoverable, and includes, as incurred, idle facility expense, excessive spoilage, extra freight, and re-handling costs.

The calculation of deferred preservation costs involves judgment and complexity and uses the same principles as inventory costing. Donated human tissue is procured from deceased human donors by organ and tissue procurement organizations (“OTPOs”), that consign the tissue to us for processing, preservation, and distribution. Deferred preservation costs consist primarily of the procurement fees charged by the OTPOs, direct labor and materials (including salary and fringe benefits, laboratory supplies and expenses, and freight-in charges), and indirect costs (including allocations of costs from support departments and facility allocations). Fixed production overhead costs are allocated based on actual tissue processing levels, to the extent that they are within the range of the facility’s normal capacity.

These costs are then allocated among the tissues processed during the period based on cost drivers, such as the number of donors or number of tissues processed. We apply a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. We estimate quarantine yields based on our experience and reevaluate these estimates periodically. Actual yields could differ significantly from our estimates, which could result in a change in tissues available for shipment and could increase or decrease the balance of deferred preservation costs. These changes could result in additional cost of preservation services expense or could increase per tissue preservation costs, which would impact gross margins on tissue preservation services in future periods.

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

We recorded write-downs to our deferred preservation costs totaling $437,000, $922,000, and $897,000 for the years ended December 31, 2018, 2017, and 2016, respectively, due primarily to tissues not expected to ship prior to the expiration date of the packaging.

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

We believe that the realizability of our acquired net operating loss carryforwards will be limited in future periods due to a change in control of our former subsidiaries Hemosphere, Inc. (“Hemosphere”) and Cardiogenesis Corporation (“Cardiogenesis”), as mandated by Section 382 of the Internal Revenue Code of 1986, as amended. We believe that our acquisitions of these companies each constituted a change in control as defined in Section 382 and that, prior to our acquisition, Hemosphere had experienced other equity ownership changes that should be considered such a change in control. We also acquired net operating loss carryforwards in certain foreign jurisdictions in our recent acquisition of JOTEC. We believe these loss carryforwards will be fully realizable. The deferred tax assets recorded on our Consolidated Balance Sheets exclude amounts that we expect will not be realizable due to changes in control. A portion of the acquired net operating loss carryforwards is related to state income taxes, for which we believe it is more likely than not, that some will not be realized. Therefore, we recorded a valuation allowance against these state net operating loss carryforwards.

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

Results of Operations

(In thousands)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

	Revenues for the Three Months Ended December 31,			Revenues as a Percentage of Total Revenues for the Three Months Ended December 31,
	2018	2017	Percent Change	2018	2017
Products:
BioGlue and BioFoam	$17,975	$17,845	1%	27%	34%
JOTEC	16,672	4,136	303%	25%	8%
On-X	11,337	9,993	13%	17%	19%
CardioGenesis cardiac laser therapy	1,703	1,736	-2%	2%	3%
PerClot	945	892	6%	1%	2%
PhotoFix	699	510	37%	1%	1%

Total products	49,331	35,112	40%	73%	67%

Preservation services:
Cardiac tissue	9,023	8,599	5%	13%	16%
Vascular tissue	9,445	9,115	4%	14%	17%

Total preservation services	18,468	17,714	4%	27%	33%

Total	$67,799	$52,826	28%	100%	100%

	Revenues for the Twelve Months Ended December 31,			Revenues as a Percentage of Total Revenues for the Twelve Months Ended December 31,
	2018	2017	Percent Change	2018	2017
Products:
BioGlue and BioFoam	$66,660	$65,939	1%	25%	35%
JOTEC	63,341	4,136	1431%	24%	2%
On-X	44,832	37,041	21%	17%	19%
CardioGenesis cardiac laser therapy	6,217	6,866	-9%	2%	4%
PerClot	3,767	3,533	7%	2%	2%
PhotoFix	2,577	2,116	22%	1%	1%

Total products	187,394	119,631	57%	71%	63%

Preservation services:
Cardiac tissue	35,683	32,510	10%	14%	17%
Vascular tissue	39,764	37,561	6%	15%	20%

Total preservation services	75,447	70,071	8%	29%	37%

Total	$262,841	$189,702	39%	100%	100%

Revenues increased 28% and 39% for the three and twelve months ended December 31, 2018, respectively, as compared to the three and twelve months ended December 31, 2017, respectively. A detailed discussion of the changes in product revenues and preservation services revenues for the three and twelve months ended December 31, 2018 is presented below.

Products

Revenues from products increased 40% and 57% for the three and twelve months ended December 31, 2018, respectively, as compared to the three and twelve months ended December 31, 2017, respectively. These increases were primarily due to the acquisition of JOTEC in December 2017 as well as increased revenues from the sale of On-X products. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; JOTEC; On-X; CardioGenesis cardiac laser therapy; PerClot; and PhotoFix is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies, with a concentration denominated in Euros in addition to British Pounds, Polish Zloty, Swiss Francs, Brazilian Real, and Canadian Dollars which are subject to exchange rate fluctuations. For the three months ended December 31, 2018 compared to the three months ended December 31, 2017 the U.S. Dollar strengthened in comparison to these currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into U.S. Dollars. For the twelve months ended December 31, 2018, as compared to the twelve months ended December 31, 2017, the U.S. Dollar weakened in comparison to the major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into U.S. Dollars. The year-over-year average change in these currencies and the net impact on the results of operations from translations to reporting currency was not material in either period. The impact of currency translation adjustments are substantially mitigated by natural hedges which reduce our revenue and expense net exposure by currency. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars and, although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of these goods in their local currencies.

BioGlue and BioFoam

Revenues from the sale of surgical sealants, consisting of BioGlue and BioFoam, increased 1% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This increase was primarily due to a 4% increase in the volume of milliliters sold, which increased revenues by 4%, partially offset by the impact of foreign exchange rates, which decreased revenues by 1%, and a decrease in average sales prices, which decreased revenues by 2%.

Revenues from the sale of surgical sealants increased 1% for the twelve months ended December 31, 2018, as compared to the twelve months ended December 31, 2017. This increase was primarily due to a favorable mix in packaging sizes that vary in price per milliliter, which increased revenues by 1%, and the impact of foreign exchange rates, which increased revenues by 1%, partially offset by a decrease in average sales prices, which decreased revenues by 1%.

The increase in revenues for the three months ended December 31, 2018 was in the European Economic Area (“EEA”), Middle East, and Africa (“EMEA”), partially offset by slight decreases in other regions. The increase in revenues for the twelve months ended December 31, 2018 was in the U.S., Canada, and EMEA markets, partially offset by a reduction in revenues from certain Asia Pacific and Latin American distributors due to changes in their buying patterns.

We are currently seeking regulatory approval for BioGlue in China, and if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic BioGlue revenues accounted for 50% and 53% of total BioGlue revenues for the three and twelve months ended December 31, 2018, respectively, and 51% and 53% of total BioGlue revenues for the three and twelve months ended December 31, 2017, respectively. BioFoam sales accounted for less than 1% of surgical sealant sales for the three and twelve months ended December 31, 2018 and 2017. BioFoam is currently approved for sale in certain international markets.

JOTEC

On December 1, 2017 CryoLife acquired JOTEC AG and its subsidiaries (the “JOTEC Acquisition”), a Germany-based, privately held developer of technologically differentiated endovascular stent grafts, and cardiac and vascular surgical grafts, focused on aortic repair. JOTEC products are distributed in a variety of international markets.

JOTEC post-acquisition revenues for the three and twelve months ended December 31, 2018 increased 17% and 25%, respectively, when compared to JOTEC combined pre-acquisition and post-acquisition revenues for the three and twelve months ended December 31, 2017. Excluding the effects for foreign exchange, revenues for the three and twelve months ended December 31, 2018 increased 19% and 20%, respectively, as compared to the JOTEC combined pre-acquisition and post-acquisition revenues for the three and twelve months ended December 31, 2017, primarily due to an increase in unit shipments.

We believe that the JOTEC products will achieve double-digit growth over the next five years due to the selling efforts of our larger, realigned international sales force as they undertake continued training and become more experienced in selling JOTEC products. We expect this larger sales force will take market share and drive market expansion, including opening additional hospitals to use JOTEC products, based on the technologically and clinically advanced benefits of JOTEC products.

On-X

On-X product revenues, excluding Original Equipment Manufacturer (“OEM”), increased 13% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This increase was primarily due to a 15% increase in volume of units sold, which increased revenues by 14%, partially offset by a decrease in average sales prices, which decreased revenues by 1%.

On-X product revenues, excluding OEM, increased 21% for the twelve months ended December 31, 2018, as compared to the twelve months ended December 31, 2017. This increase was primarily due to a 26% increase in volume of units sold, which increased revenues by 30%, partially offset by a decrease in average sales prices, which decreased revenues by 9%, primarily due to geographic revenue mix.

The volume increase of On-X products, excluding OEM, for the three and twelve months ended December 31, 2018 was primarily due to an increase in volume in the U.S., EMEA, and Canada, after establishing a direct market in Canada in July 2017. On-X OEM sales accounted for less than 1% of product revenues for the three and twelve months ended December 31, 2018 and 2017.

CardioGenesis Cardiac Laser Therapy

Revenues from our CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, the sale of laser consoles. Revenues from cardiac laser therapy decreased 2% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This decrease was primarily due to a 27% decrease in unit shipments of handpieces, which decreased revenues by 27%, offset by the effect of the sale of one additional laser console for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017.

Revenues from cardiac laser therapy decreased 9% for the twelve months ended December 31, 2018, as compared to the twelve months ended December 31, 2017. This decrease was primarily due to a 12% decrease in unit shipments of handpieces, which decreased revenues by 12%, partially offset by the effect of higher average laser console selling prices for the twelve months ended December 31, 2018, as compared to the twelve months ended December 31, 2017.

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

PerClot

Revenues from the sale of PerClot increased 6% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This increase was primarily due to a 16% increase in the volume of grams sold, which increased revenues by 3%, and an increase in average selling prices, which increased revenues by 3%. The volume increase included a larger proportion of products that have lower prices and, therefore, did not have as large of an effect on total PerClot revenues.

Revenues from the sale of PerClot increased 7% for the twelve months ended December 31, 2018, as compared to the twelve months ended December 31, 2017. This increase was primarily due to a 12% increase in sales volume, which increased revenues by 8%, and the favorable effect of foreign currency exchange, which increased revenues by 3%, partially offset by a decrease in average selling prices, which decreased revenues by 4%.

The sales volume increase for the three months ended December 31, 2018 was primarily due to higher sales of PerClot in the EMEA. The decrease in average selling prices for the twelve months ended December 31, 2018 was primarily due to price reductions to certain customers in Europe as a result of pricing pressures from competitive products.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate Premarket Approval (“PMA”) submission to the U.S. Food and Drug Administration (“FDA”) in early 2020.

PhotoFix

PhotoFix revenues increased 37% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This increase was primarily due to a 189% increase in units sold, which increased revenues by 38%, partially offset by a decrease in average sales prices per unit which decreased revenues by 1%.

PhotoFix revenues increased 22% for the twelve months ended December 31, 2018, as compared to the twelve months ended December 31, 2017. This increase was primarily due to a 109% increase in units sold, which increased revenues by 22%.

PhotoFix is sold in a variety of unit sizes to accommodate surgical needs. We introduced smaller PhotoFix sizes in 2018 which have lower prices and, therefore, did not have as large of an effect on total revenues in both the three and twelve months ended December 31, 2018. The increase in volume for both the three and twelve months ended December 31, 2018 is primarily due to an increase in the number of implanting physicians when compared to the prior year period.

Preservation Services

Revenues from preservation services increased 4% and 8% for the three and twelve months ended December 31, 2018, respectively, as compared to the three and twelve months ended December 31, 2017, respectively. A detailed discussion of the changes in cardiac and vascular preservation services revenues is presented below.

We continue to evaluate modifications to our tissue processing procedures in an effort to improve tissue processing throughput, reduce costs, and maintain quality across our tissue processing business. Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and twelve months ended December 31, 2018.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of human heart valves and cardiac patch tissues increased 5% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This increase was primarily due to a 12% increase in unit shipments of cardiac tissues, which increased revenues by 6%, partially offset by a decrease in average service fees, which decreased revenues by 1%.

Revenues from cardiac preservation services increased 10% for the twelve months ended December 31, 2018, as compared to the twelve months ended December 31, 2017. This increase was primarily due to a 16% increase in unit shipments of cardiac tissues, which increased revenues by 11%, partially offset by a decrease in average service fees, which decreased revenues by 1%.

The increase in volume for the three months ended December 31, 2018 was due to an increase in the volume of patch and cardiac valve shipments. The increase in volume for the twelve months ended December 31, 2018 was primarily due to an increase in the volume of cardiac valve and, to a lesser extent, patch shipments. The decrease in average service fees for the three and twelve months ended December 31, 2018 was primarily due to fee differences related to physical characteristics of these tissues and the routine negotiation of pricing contracts with certain customers.

Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets.

Vascular Preservation Services

Revenues from vascular preservation services increased 4% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This increase was primarily due to a 10% increase in unit shipments of vascular tissues, which increased revenues by 8%, partially offset by a decrease in average service fees, which decreased revenues by 4%, primarily due to a change in product mix.

Revenues from vascular preservation services increased 6% for the twelve months ended December 31, 2018, as compared to the twelve months ended December 31, 2017. This increase was primarily due to an 11% increase in unit shipments of vascular tissues, which increased revenues by 10%, partially offset by a decrease in average service fees, which decreased revenues by 4%, primarily due to a change in product mix.

The increase in shipments of vascular tissues for the three months ended December 31, 2018 was due to an increase in all vascular tissue types, but primarily due to increases in femoral artery and aortoiliac shipments. The increase in shipments of vascular tissues for the twelve months ended December 31, 2018 was primarily due to increases in saphenous vein and femoral artery shipments.

The decrease in average service fees for the three and twelve months ended December 31, 2018 was primarily due to fee differences related to physical characteristics of vascular tissues and the routine negotiation of pricing contracts with certain customers.

The majority of our vascular preservation services revenues were generated by shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. These tissues are primarily distributed in domestic markets.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2018	2017	2018	2017
Cost of products	$13,606	$8,601	$53,772	$29,798

Cost of products increased 58% and 80% for the three and twelve months ended December 31, 2018, respectively, as compared to the three and twelve months ended December 31, 2017. Cost of products for the three and twelve months ended December 31, 2018 and 2017 included costs related to BioGlue, BioFoam, JOTEC, On-X, CardioGenesis cardiac laser therapy, PerClot, and PhotoFix.

Cost of products for the twelve months ended December 31, 2018 includes $2.8 million in inventory basis step-up expense, primarily related to the JOTEC inventory fair value adjustment recorded in purchase accounting, all included prior to the three months ended December 31, 2018. Cost of products for the three and twelve months ended December 31, 2017 included $584,000 and $2.7 million, respectively, in inventory basis step-up expense related to costs for On-X products repurchased from previous international and domestic distributors in excess of the unit cost to manufacture the inventory, in addition to fair value adjustments recorded in purchase accounting for JOTEC products.

The increase in cost of products for the three and twelve months ended December 31, 2018 was primarily due to having a full year of revenues related to JOTEC, which we acquired in December 2017, partially offset by a decrease in acquisition inventory basis step-up expense for the three months ended December 31, 2018, as compared to the prior year period as discussed above.

Cost of Preservation Services

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2018	2017	2018	2017
Cost of preservation services	$9,002	$7,862	$36,085	$31,262

Cost of preservation services increased 15% for both three and twelve months ended December 31, 2018, as compared to the three and twelve months ended December 31, 2017. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services increased in the three and twelve months ended December 31, 2018 primarily due to an increase in the unit shipment of tissues and a small increase in the unit cost of tissues. The unit cost of preservation services increased during 2018 when compared to 2017, primarily resulting from the impact of lower volume on the unit cost of tissues processed during 2017, which were an increasing portion of units shipped each quarter during 2018.

Gross Margin

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2018	2017	2018	2017
Gross margin	$45,191	$36,363	$172,984	$128,642
Gross margin as a percentage of total revenues	67%	69%	66%	68%

Gross margin increased 24% and 34% for the three and twelve months ended December 31, 2018, respectively, as compared to the three and twelve months ended December 31, 2017, respectively. These increases were primarily due to the addition of margins related to the JOTEC product line and by increases in On-X product margins due to an increase in revenues.

Gross margin as a percentage of total revenues decreased in the three and twelve months ended December 31, 2018, as compared to the three and twelve months ended December 31, 2017, respectively. These decreases were primarily due to the decrease in tissue margins and a decrease in the average selling price per tissue, partially offset by JOTEC and On-X product revenue growth as a percentage of total revenues in comparison to the prior year periods.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2018	2017	2018	2017
General, administrative, and marketing expenses	$35,628	$30,195	$140,574	$101,211
General, administrative, and marketing expenses as a percentage of total revenues	53%	57%	53%	53%

General, administrative, and marketing expenses increased 18% and 39% for the three and twelve months ended December 31, 2018, respectively, as compared to the three and twelve months ended December 31, 2017, respectively. The increase in general, administrative, and marketing expenses for the three and twelve months ended December 31, 2018 was primarily due to the addition of JOTEC’s general, administrative, and marketing expenses as well as higher expense to support our increased revenue base and employee headcount. General, administrative, and marketing expenses for the three and twelve months ended December 31, 2018 included $1.4 million and $8.4 million, respectively, in business development costs primarily related to the acquisition of JOTEC in December 2017, which include, among other costs, expenses related to the termination of international distribution agreements. General, administrative, and marketing expenses for the three and twelve months ended December 31, 2017 included $6.6 million and $10.9 million, respectively, in business development costs primarily related to the acquisition of JOTEC in December 2017, which include, among other costs, expenses related to the termination of international distribution agreements.

Research and Development Expenses

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Research and development expenses	$6,784	$6,363	$23,098	$19,461
Research and development expenses as a percentage of total revenues	10%	12%	9%	10%

Research and development expenses increased 7% and 19% for the three and twelve months ended December 31, 2018, respectively, as compared to the three and twelve months ended December 31, 2017, respectively. Research and development spending in the twelve months ended December 31, 2018 was primarily on clinical trials for PerClot in the U.S., JOTEC products, On-X products, and BioGlue in China. Research and development spending in the twelve months ended December 31, 2017 was primarily for clinical trials for PerClot in the U.S., our tissue processing, On-X products, and BioGlue in China, and the purchase of commercial rights to an early stage technology.

Interest Expense

Interest expense was $3.9 million and $15.8 million for the three and twelve months ended December 31, 2018, respectively, and interest expense was $2.4 million and $4.9 million for the three and twelve months ended December 31, 2017, respectively. Interest expense in the 2018 and 2017 periods included interest on debt and uncertain tax positions. Interest expense in the three and twelve months ended December 31, 2018 includes interest on borrowings under the $225.0 million secured term loan we entered into in December 2017 to finance, in part, the acquisition of JOTEC. Interest expense in the three and twelve months ended December 31, 2017 included interest on borrowings under the $225.0 million secured term loan and interest on the previous $75.0 million term loan.

Earnings

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2018	2017	2018	2017
(Loss) income before income taxes	$(1,459)	$(2,348)	$(6,391)	$3,561
Income tax (benefit) expense	(683)	659	(3,551)	(143)

Net (loss) income	$(776)	$(3,007)	$(2,840)	$3,704

Diluted (loss) income per common share	$(0.02)	$(0.09)	$(0.08)	$0.11

Diluted weighted-average common shares outstanding	36,652	34,025	36,412	34,163

Loss before income taxes decreased 38% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. There was a loss before income taxes for the twelve months ended December 31, 2018, as compared to income before income taxes for the twelve months ended December 31, 2017. The decrease in loss before income taxes for the three months ended December 31, 2018 was due to an increase in gross margins, partially offset by an increase in operating expenses and interest expense, as discussed above. The loss before income taxes for the twelve months ended December 31, 2018 was due to an increase in operating expenses and interest expense, partially offset by an increase in gross margins, as discussed above.

Our effective income tax rate was a benefit of 47% and 56% for the three and twelve months ended December 31, 2018, respectively, as compared to an expense of 28% and a benefit of 4% for the three and twelve months ended December 31, 2017, respectively. Our income tax rate for the three months ended December 31, 2018 was primarily affected by excess tax benefits related to stock compensation. Our income tax rate for the three months ended December 31, 2017 was unfavorably affected by nondeductible transaction costs related to the acquisition of JOTEC, partially offset by additional excess tax benefit deductions related to stock compensation.

Our income tax rate for the year ended December 31, 2018 was affected by excess tax benefits on stock compensation, the research and development tax credit and non-includable income related to the On-X settlement which increased our benefit. Our income tax rate for the twelve months ended December 31, 2017 was favorably affected by excess tax benefits on stock compensation and the Research and Development Tax Credit, partially offset by nondeductible transaction costs related to the JOTEC acquisition and nondeductible meals and entertainment expenses.

On December 22, 2017 the United States enacted tax reform legislation known as the H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Act”), resulting in significant modifications to existing law. For 2017, we elected to follow the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of Accounting Standards Codification Topic 740 in situations where we do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. We estimated the accounting for the effects of the Tax Act to be included in our 2017 Consolidated Balance Sheets and Statements of Operations and Comprehensive Income, and, as a result, our financial statements for the year ended December 31, 2017 reflect these effects of the Tax Act as provisional based on a reasonable estimate of the income tax effects and recorded a one-time estimated deemed repatriation transition tax resulting in a nominal tax impact to us, based on the interplay of the transition tax and the foreign tax credit. At December 31, 2018 after further analyses of the Tax Act, notices, and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we have now completed our accounting for all of the enactment-date income tax effects of the Tax Act. As further discussed below, during 2018, certain immaterial adjustments to the provisional amounts recorded at December 31, 2017 are included as a component of income tax expense.

As of December 31, 2017 we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally from 35% to 21%), which resulted in a nominal provisional amount for 2017. Upon further analysis of certain aspects of the Tax Act and refinement of our calculations during the year ended December 31, 2018, we made immaterial adjustments to our provisional estimate, which are included as a component of income tax expense from continuing operations.

We elected to account for the global intangible low-taxed income (“GILTI”) tax in the period in which it is incurred, and therefore, have not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended December 31, 2018 and 2017. For the year ending December 31, 2018 our GILTI inclusion was nominal.

The Tax Act also created a new provision, foreign derived intangible income (“FDII”), whereby certain sales made from the U.S. to overseas markets is taxed at a lower U.S. rate. We are favorably impacted by the new FDII provision and as of December 31, 2018 our FDII deduction was $1.1 million.

We are also affected by the new interest deductibility rule under the Tax Act. This rule disallows interest expense to the extent it exceeds 30% of adjusted taxable income. For the year ending December 31, 2018 our interest deduction was limited to $4.9 million. The excess interest not deducted in 2018 of $21.1 million can be carried forward indefinitely for use in future years.

Net loss decreased for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, primarily due to a decrease in loss before income taxes and by a decrease in income tax expense, as discussed above. We incurred a net loss for the twelve months ended December 31, 2018, as compared to a net gain for the twelve months ended December 31, 2017, primarily due to a decrease in income before income taxes, partially offset by an increase in income tax benefit, as discussed above.

Diluted income per common share could be affected in future periods by changes in our common stock outstanding.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

	Revenues for the Three Months Ended December 31,			Revenues as a Percentage of Total Revenues for the Three Months Ended December 31,
	2017	2016	Percent Change	2017	2016
Products:
BioGlue and BioFoam	$17,845	$15,982	12%	34%	36%
On-X	9,993	9,073	10%	19%	20%
JOTEC	4,136	--	100%	8%	--%
CardioGenesis cardiac laser therapy	1,736	2,367	-27%	3%	5%
PerClot	892	1,038	-14%	2%	2%
PhotoFix	510	465	10%	1%	1%

Total products	35,112	28,925	21%	67%	64%

Preservation services:
Cardiac tissue	8,599	7,442	16%	16%	17%
Vascular tissue	9,115	8,662	5%	17%	19%

Total preservation services	17,714	16,104	10%	33%	36%

Total	$52,826	$45,029	17%	100%	100%

	Revenues for the Twelve Months Ended December 31,			Revenues as a Percentage of Total Revenues for the Twelve Months Ended December 31,
	2017	2016	Percent Change	2017	2016
Products:
BioGlue and BioFoam	$65,939	$63,461	4%	35%	35%
On-X	37,041	34,232	8%	19%	19%
JOTEC	4,136	--	100%	2%	--%
CardioGenesis cardiac laser therapy	6,866	7,864	-13%	4%	5%
PerClot	3,533	4,021	-12%	2%	2%
PhotoFix	2,116	1,871	13%	1%	1%
HeRO Graft	--	2,325	-100%	--%	1%
ProCol	--	218	-100%	--%	--%

Total products	119,631	113,992	5%	63%	63%

Preservation services:
Cardiac tissue	32,510	29,697	9%	17%	17%
Vascular tissue	37,561	36,691	2%	20%	20%

Total preservation services	70,071	66,388	6%	37%	37%

Total	$189,702	$180,380	5%	100%	100%

Revenues increased 17% and 5% for the three and twelve months ended December 31, 2017, respectively, as compared to the three and twelve months ended December 31, 2016, respectively. A detailed discussion of the changes in product revenues and preservation services revenues for the three and twelve months ended December 31, 2017 is presented below.

Products

Revenues from products increased 21% and 5% for the three and twelve months ended December 31, 2017, respectively, as compared to the three and twelve months ended December 31, 2016, respectively. These increases were primarily due to increased revenues from the sale of BioGlue and On-X products and the acquisition of JOTEC during the fourth quarter of 2017. A detailed discussion of the changes in product revenues for BioGlue and BioFoam; On-X; JOTEC; CardioGenesis cardiac laser therapy; PerClot; PhotoFix; Hemodialysis Reliable Outflow Graft (“HeRO® Graft”) and ProCol® Vascular Bioprosthesis (“ProCol”) is presented below.

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

On-X

On-X product revenues, excluding OEM, increased 10% for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. This increase was primarily due to the combined effect of a favorable product mix, which increased revenues by 8%, an increase in average sales prices, which increased revenues by 1%, and an increase due to the favorable impact of foreign exchange rates of 1%. The increase of On-X products, excluding OEM, was primarily due to an increase in volume in the U.S. and an increase in Canadian revenues after establishing a direct market in July 2017, partially offset by a decrease in volume internationally, reduced On-X ascending aortic prosthesis (“AAP”) shipments due to the delay in obtaining re-certification of the On-X AAP CE Mark in Europe, and reduced shipments to certain Asia Pacific distributors.

On-X product revenues, excluding OEM, increased 10% for the twelve months ended December 31, 2017, as compared to the eleven months ended December 31, 2016. On January 20, 2016 we acquired On-X Life Technologies Holdings, Inc. This increase in sales of On-X products, excluding OEM, was primarily due to volume increases in the U.S. and our direct markets in Europe, partially offset by revenue reversals related to the distributor inventory buybacks as a result of going direct in certain markets, reduced On-X AAP shipments due to the delay in obtaining re-certification of the On-X AAP CE Mark in Europe, and reduced shipments to certain Asia Pacific distributors. On-X product revenues, excluding OEM and the revenue reversal of $1.0 million related to inventory buybacks, increased 13% for the twelve months ended December 31, 2017, as compared to the eleven months ended December 31, 2016.

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

JOTEC

On December 1, 2017 CryoLife acquired JOTEC, a Germany-based, privately held developer of technologically differentiated endovascular stent grafts, and cardiac and vascular surgical grafts, focused on aortic repair. JOTEC products are distributed in a variety of international markets.

JOTEC combined pre- and post-acquisition revenues for the three and twelve months ended December 31, 2017 increased 26% and 14%, respectively, when compared to JOTEC pre-acquisition revenues for the three and twelve months ended December 31, 2016, respectively.

CardioGenesis Cardiac Laser Therapy

Revenues from our CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, revenues from the sale of laser consoles. Revenues from cardiac laser therapy decreased 27% for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. Revenues from the sale of laser consoles were $118,000 and $507,000 for the three months ended December 31, 2017 and 2016, respectively. Revenues from the sale of handpieces decreased 13% for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. This decrease was primarily due to a 17% decrease in unit shipments of handpieces, which decreased revenues by 17%, partially offset by an increase in average sales prices, which increased revenues by 4%.

Revenues from cardiac laser therapy decreased 13% for the twelve months ended December 31, 2017, as compared to the twelve months ended December 31, 2016. Revenues from the sale of laser consoles were $550,000 and $507,000 for the twelve months ended December 31, 2017 and 2016, respectively. Revenues from the sale of handpieces decreased 13% for the twelve months ended December 31, 2017, as compared to the twelve months ended December 31, 2016. This decrease was primarily due to a 13% decrease in unit shipments of handpieces, which decreased revenues by 13%.

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

PhotoFix

PhotoFix revenues increased 10% for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. This increase was primarily due to an 8% increase in units sold, which increased revenues by 8% and an increase in average sales prices, which increased revenues by 2%.

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

The increase in cost of products for the three and twelve months ended December 31, 2017 was primarily due to increased revenues from the sale of BioGlue and On-X products and revenues related to JOTEC which we acquired during the fourth quarter of 2017, partially offset by a reduction in cost of products following the sale of the HeRO Graft and ProCol product lines in the first half of 2016. Cost of products in the three and twelve months ended December 31, 2017 includes $584,000 and $2.7 million, respectively, in acquisition inventory basis step-up expense, related to JOTEC and On-X inventory fair value adjustments recorded in purchase accounting and distributor buybacks. The three and twelve months ended December 31, 2016 includes $822,000 and $3.0 million, respectively, in acquisition inventory basis step-up expense, related to On-X inventory fair value adjustments recorded in distributor buybacks and purchase accounting.

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

Gross margin as a percentage of total revenues was flat and increased in the three and twelve months ended December 31, 2017, as compared to the three and twelve months ended December 31, 2016, respectively. The increase was primarily due to increases in tissue margins, as a result of a decrease in the unit cost of tissues sold, and a reduction of inventory basis step-up expense, as compared to the prior year period.

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

Interest Expense

Interest expense was $2.4 million and $4.9 million for the three and twelve months ended December 31, 2017, respectively, and interest expense was $787,000 and $3.0 million for the three and twelve months ended December 31, 2016, respectively. Interest expense in the 2017 and 2016 periods included interest on debt and uncertain tax positions. Interest expense in both the three and twelve months ended December 31, 2017 and 2016 included interest on borrowings under the $75.0 million term loan we entered into in January 2016 to finance, in part, the acquisition of On-X. Interest expense in the three and twelve months ended December 31, 2017 also included interest on borrowings under the $225.0 million secured term loan we entered into in December 2017 to finance, in part, the acquisition of JOTEC and to pay the remaining balance of the previous $75.0 million term loan.

Earnings

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2017	2016	2017	2016
(Loss) income before income taxes	$(2,348)	$3,759	$3,561	$18,412
Income tax expense (benefit)	659	862	(143)	7,634

Net (loss) income	$(3,007)	$2,897	$3,704	$10,778

Diluted (loss) income per common share	$(0.09)	$0.09	$0.11	$0.32

Diluted weighted-average common shares outstanding	34,025	33,443	34,163	32,822

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

Our effective income tax rate was an expense of 28% and a benefit of 4% for the three and twelve months ended December 31, 2017, respectively, as compared to 23% and 41% for the three and twelve months ended December 31, 2016, respectively. Our income tax rate for the three months ended December 31, 2017 was unfavorably affected by nondeductible transaction costs related to the acquisition of JOTEC, partially offset by additional excess tax benefit deductions related to stock compensation. Our income tax rate for the twelve months ended December 31, 2017 was favorably affected by excess tax benefits on stock compensation and the Research and Development Tax Credit, partially offset by nondeductible transaction costs related to the JOTEC acquisition and nondeductible meals and entertainment expenses.

Our income tax rate for the twelve months ended December 31, 2016 was favorably affected by the reversal of $869,000 in uncertain tax positions, primarily related to research and development tax credits for which the statute of limitations has expired, partially offset by the expiration of certain state net operating losses and other permanent differences.

On December 22, 2017 the United States enacted tax reform legislation known as the H.R. 1, commonly referred to as the Tax Act, resulting in significant modifications to existing law. We have elected to follow the guidance in SAB 118, which provides additional clarification regarding the application of ASC Topic 740 in situations where we do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Act’s enactment date and ending when we have obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

We have estimated the accounting for the effects of the Tax Act to be included in our 2017 Consolidated Balance Sheets and Statements of Operations and Comprehensive Income and, as a result, our financial statements for the year ended December 31, 2017 reflect these effects of the Tax Act as provisional based on a reasonable estimate of the income tax effects. We have recorded a one-time estimated deemed repatriation transition tax resulting in a nominal tax benefit to us, based on the interplay of the transition tax and the foreign tax credit. The provisional amount is based on information available, including information from our acquisition of JOTEC.

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

Demand for our vascular preservation services is seasonal, with the lowest demand generally occurring in the fourth quarter. We believe this trend for vascular preservation services is primarily due to fewer vascular surgeries being scheduled during the winter holiday months.

Liquidity and Capital Resources

Net Working Capital

At December 31, 2018 net working capital (current assets of $179.2 million less current liabilities of $34.5 million) was $144.7 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, compared to net working capital of $136.4 million and a current ratio of 4 to 1 at December 31, 2017.

Overall Liquidity and Capital Resources

Our largest cash requirement for the twelve months ended December 31, 2018 was cash used for interest and principal payments on our debt agreement. To a lesser extent, our cash requirements included cash used for business development costs, largely due to the integration of JOTEC, expenditures for clinical trials and other research and development expenditures, and capital expenditures for facilities and equipment. We funded our cash requirements through our existing cash reserves and our operating activities, which generated cash during the period.

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

Significant Sources and Uses of Liquidity

In connection with the closing of the JOTEC acquisition, we entered into a credit agreement with a new $255.0 million senior secured credit facility, consisting of a $225.0 million secured term loan facility (the “Term Loan Facility”) and a $30.0 million secured revolving credit facility (“the Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Agreement”). We and each of our existing domestic subsidiaries (subject to certain exceptions and exclusions) guarantee the obligations under the Credit Agreement (the “Guarantors”). The Credit Agreement is secured by a security interest in substantially all existing and after-acquired real and personal property (subject to certain exceptions and exclusions) of us and the Guarantors. On December 1, 2017 CryoLife borrowed the entire $225.0 million Term Loan Facility. As of December 31, 2018 the balance under the Term Loan Facility was $222.8 million and the balance under the secured revolving credit facility was zero and $30.0 million was available for borrowing.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate PMA submission to the FDA in early 2020. See also Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Our investment in PerClot is subject to significant risks, and our ability to fully realize our investment is dependent on our ability to obtain FDA approval and to successfully commercialize PerClot in the U.S. either directly or indirectly.”

We believe the utilization of net operating loss carryforwards from our acquisitions of Hemosphere and Cardiogenesis will reduce required cash payments for federal income taxes by approximately $360,000 for the 2018 tax year. We acquired net operating losses from the acquisition of JOTEC that we believe will reduce foreign income taxes by approximately $650,000 for the 2018 tax year.

As of December 31, 2018 approximately 30% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $9.9 million for the twelve months ended December 31, 2018, as compared to $10.8 million for the twelve months ended December 31, 2017.

We use the indirect method to prepare our cash flow statement, and accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the twelve months ended December 31, 2018 these items included $18.1 million in depreciation and amortization expenses and $6.3 million in non-cash compensation.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the twelve months ended December 31, 2018 these changes included an unfavorable effect of $8.9 million due to timing differences between the recording of accounts payable and other current liabilities and the payment of cash and $1.1 million due to the timing difference between recording receivables and the receipt of cash, partially offset by a favorable adjustment of $2.4 million due to increases in inventory balances and deferred preservation costs.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $6.7 million for the twelve months ended December 31, 2018, as compared to $171.0 million for the twelve months ended December 31, 2017. The current year cash used was primarily related to $5.8 million in capital expenditures. The prior year cash used was primarily due to $164.7 million for the acquisition of JOTEC, net of cash acquired.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $2.6 million for the twelve months ended December 31, 2018, as compared to net cash provided of $143.2 million for the twelve months ended December 31, 2017. The current year cash used was primarily due to $2.8 million in principal payments on borrowings and $2.1 million related to the redemption and repurchase of stock to cover tax withholdings, partially offset by $3.9 million in proceeds from the exercise of stock options and issuance of common stock under our employee stock purchase plan. The prior year cash provided was primarily due to $225.0 million in proceeds from the issuance of a term loan, which was used to finance, in part, the acquisition of JOTEC, partially offset by $67.2 million in repayment of debt agreement, $10.1 million in payments of debt issuance costs, and $5.0 million in debt repayments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of December 31, 2018 are as follows (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations	$225,953	$2,726	$2,791	$2,791	$2,791	$2,791	$212,063
Interest payments	77,610	13,477	13,330	13,184	13,037	12,891	11,691
Operating leases	26,741	6,122	5,555	4,758	2,461	1,456	6,389
Capital leases	7,457	857	688	641	586	586	4,099
Purchase commitments	6,097	4,130	1,821	82	64	--	--
Research obligations	3,112	2,456	322	199	135	--	--
Contingent payments	1,000	--	--	1,000	--	--	--

Total contractual obligations	$347,970	$29,768	$24,507	$22,655	$19,074	$17,724	$234,242

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

Our purchase commitments include obligations from agreements with suppliers, one of which is the minimum purchase requirements for PerClot under a distribution agreement with Starch Medical, Inc. (“SMI”). Pursuant to the terms of the distribution agreement, we may terminate that agreement, including the minimum purchase requirements set forth in the agreement for various reasons, one of which is if we obtain FDA approval for PerClot. These minimum purchases are included in the table above through 2020, based on the assumption that we will not terminate the distribution agreement before our target date for receiving FDA approval for PerClot in 2020. However, if we do not obtain FDA approval for PerClot and choose not to terminate the distribution agreement, we may have minimum purchase obligations of up to $1.75 million per year through the end of the contract term in 2025.

Our research obligations represent commitments for ongoing studies and payments to support research and development activities.

The contingent payments obligation includes payments that we may make if certain U.S. regulatory approvals and certain commercial milestones are achieved related to our transaction with SMI for PerClot.

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, as no assessments have been made for specific litigation, and (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $4.3 million, as no specific assessments have been made by any taxing authorities.

Capital Expenditures

Capital expenditures for the twelve months ended December 31, 2018 and 2017 were $5.8 million and $6.6 million, respectively. Capital expenditures in the twelve months ended December 31, 2018 were primarily related to the routine purchases of computer software, manufacturing and tissue processing equipment, computer and office equipment, CardioGenesis cardiac laser therapy laser consoles, and leasehold improvements needed to support our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $41.5 million as of December 31, 2018, and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility and our $225.0 million secured Term Loan Facility. A 10% adverse change in interest rates as compared to the rates experienced by us in the twelve months ended December 31, 2018, affecting our cash and cash equivalents, restricted securities, $225.0 million secured Term Loan Facility, and Revolving Credit Facility would not have had a material impact on our financial position, profitability, or cash flows.

Foreign Currency Exchange Rate Risk

We have balances, such as cash, accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency denominated balances are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of cash or funds that we will receive in payment for assets or that we would have to pay to settle liabilities. As a result, we could be required to record these changes as gains or losses on foreign currency translation. Realized gains and losses were a loss of $2.6 million, gain of $257,000, and a loss of $170,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Losses incurred during 2018 were primarily related to cross currency intercompany receivables and payables resulting from large inventory transfers during the JOTEC integration phase, impacted by fluctuations in the Brazilian Real and the British Pound relative to other currencies.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on December 31, 2018 affecting our balances denominated in foreign currencies would not have had a material impact on our financial position or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the twelve months ended December 31, 2018 affecting our revenue and expense transactions denominated in foreign currencies, would not have had a material impact on our financial position, profitability, or cash flows.

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

CryoLife management assessed the effectiveness of CryoLife’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, we have determined that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

CryoLife’s independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on the effectiveness of CryoLife’s internal control over financial reporting as of December 31, 2018.

CryoLife, Inc.

February 26, 2019

Report of Independent Registered Public Accounting Firm on the Financial Statements

To the Shareholders and the Board of Directors of CryoLife, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CryoLife, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

February 26, 2019

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of CryoLife, Inc.

Opinion on Internal Control over Financial Reporting

We have audited CryoLife, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CryoLife, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

Ernst & Young LLP

Atlanta, Georgia

February 26, 2019

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$41,489	$39,977
Restricted securities	747	776

Receivables:
Trade accounts, net	47,108	47,525
Other	4,324	3,916

Total receivables	51,432	51,441

Inventories	45,478	46,684
Deferred preservation costs	33,174	35,671
Prepaid expenses and other	6,848	4,731

Total current assets	179,168	179,280

Property and equipment:
Equipment and software	48,323	47,899
Furniture and fixtures	5,369	4,916
Leasehold improvements	41,906	40,280

Total property and equipment	95,598	93,095
Less accumulated depreciation and amortization	64,570	59,516

Net property and equipment	31,028	33,579

Other assets:
Goodwill	188,781	188,305
Acquired technology, less accumulated amortization of $16,815 in 2018 and $8,685 in 2017	118,184	130,359
Other intangibles, less accumulated amortization of $10,572 in 2018 and $9,459 in 2017	41,897	49,071
Deferred income taxes	4,111	1,610
Other	7,922	7,489

Total assets	$571,091	$589,693

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2018	2017
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$7,193	$11,646
Accrued compensation	10,733	10,208
Accounts payable	7,547	9,767
Taxes payable	2,250	4,020
Accrued procurement fees	3,308	3,577
Current portion of capital lease obligation	729	578
Current portion of long-term debt	1,160	718
Other	1,603	2,426

Total current liabilities	34,523	42,940

Long-term debt	215,721	218,236
Deferred income taxes	27,267	30,431
Capital lease obligation	5,937	6,856
Deferred compensation liability	3,250	3,390
Deferred rent obligations	2,457	2,895
Other	6,869	7,887

Total liabilities	296,024	312,635

Commitments and contingencies

Shareholders’ equity:

Preferred stock $0.01 par value per share, 5,000 shares authorized, no shares issued	--	--
Common stock $0.01 par value per share, 75,000 shares authorized, 38,463 shares issued in 2018 and 37,618 shares issued in 2017	385	376
Additional paid-in capital	260,361	249,935
Retained earnings	34,984	37,609
Accumulated other comprehensive (loss) income	(6,072)	1,857
Treasury stock at cost, 1,484 shares in 2018 and 1,387 shares in 2017	(14,591)	(12,719)

Total shareholders’ equity	275,067	277,058

Total liabilities and shareholders’ equity	$571,091	$589,693

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Products	$187,394	$119,631	$113,992
Preservation services	75,447	70,071	66,388

Total revenues	262,841	189,702	180,380

Cost of products and preservation services:
Products	53,772	29,798	28,033
Preservation services	36,085	31,262	33,448

Total cost of products and preservation services	89,857	61,060	61,481

Gross margin	172,984	128,642	118,899

Operating expenses:
General, administrative, and marketing	140,574	101,211	91,548
Research and development	23,098	19,461	13,446

Total operating expenses	163,672	120,672	104,994

Gain from sale of business components	--	--	(7,915)

Operating income	9,312	7,970	21,820

Interest expense	15,788	4,881	3,043
Interest income	(226)	(212)	(72)
Other expense (income), net	141	(260)	437

(Loss) income before income taxes	(6,391)	3,561	18,412
Income tax (benefit) expense	(3,551)	(143)	7,634

Net (loss) income	$(2,840)	$3,704	$10,778

(Loss) income per common share:
Basic	$(0.08)	$0.11	$0.33

Diluted	$(0.08)	$0.11	$0.32

Weighted-average common shares outstanding:
Basic	36,412	33,008	31,855
Diluted	36,412	34,163	32,822

Net (loss) income	$(2,840)	$3,704	$10,778
Other comprehensive (loss) income	(7,929)	2,286	(353)

Comprehensive (loss) income	$(10,769)	$5,990	$10,425

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net cash flows from operating activities:
Net (loss) income	$(2,840)	$3,704	$10,778

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18,095	9,745	8,384
Non-cash compensation	6,325	6,919	6,328
Write-down of inventories and deferred preservation costs	649	2,110	1,364
Deferred income taxes	(4,485)	(1,483)	595
Gain from sale of business components	--	--	(7,915)
Other non-cash adjustments to income	2,149	676	268

Changes in operating assets and liabilities:
Receivables	(1,119)	(7,258)	4,142
Inventories and deferred preservation costs	2,384	(9,369)	(9,460)
Prepaid expenses and other assets	(2,407)	(2,968)	515
Accounts payable, accrued expenses, and other liabilities	(8,870)	8,727	4,720

Net cash flows provided by operating activities	9,881	10,803	19,719

Net cash flows used in investing activities:
Capital expenditures	(5,786)	(6,632)	(6,198)
Acquisition of JOTEC, net of cash acquired	--	(164,661)	--
Acquisition of On-X, net of cash acquired	--	--	(91,152)
Acquisition of PhotoFix technology	--	(409)	(1,226)
Proceeds from sale of business components	--	740	19,795
Other	(929)	(86)	(126)

Net cash flows used in investing activities	(6,715)	(171,048)	(78,907)

Net cash flows from financing activities:
Repayment of term loan	(2,790)	(4,994)	(1,406)
Payment of debt issuance costs	(624)	(10,144)	(2,289)
Proceeds from issuance of term loan	--	225,000	75,000
Payoff of debt agreement	--	(67,219)	--
Proceeds from exercise of stock options and issuance of common stock	3,854	3,126	2,203
Redemption and repurchase of stock to cover tax withholdings	(2,100)	(1,614)	(697)
Other	(902)	(910)	617

Net cash flows (used in) provided by financing activities	(2,562)	143,245	73,428

Effect of exchange rate changes on cash	879	412	(317)

Increase (Decrease) in cash, cash equivalents, and restricted securities	1,483	(16,588)	13,923

Cash, cash equivalents, and restricted securities, beginning of year	40,753	57,341	43,418

Cash, cash equivalents, and restricted securities, end of year	$42,236	$40,753	$57,341

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other			Total
	Common		Paid In	Retained	Comprehensive	Treasury		Shareholders’
	Stock		Capital	Earnings	(Loss) Income	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2015	29,766	$298	$142,888	$23,365	$(76)	(1,265)	$(11,224)	$155,251

Net income	--	--	--	10,778	--	--	--	10,778
Other comprehensive income:
Foreign currency translation loss	--	--	--	--	(353)	--	--	(353)

Comprehensive income								10,425

Stock issued for On-X transaction	3,704	37	34,556	--	--	--	--	34,593
Equity compensation	342	3	6,599	--	--	--	--	6,602
Exercise of options	372	3	2,083	--	--	(69)	(712)	1,374
Employee stock purchase plan	90	1	828	--	--	--	--	829
Excess tax benefit	--	--	606	--	--	--	--	606
Redemption and repurchase of stock to cover tax withholdings	(44)	--	(499)	--	--	(22)	(198)	(697)

Balance at December 31, 2016	34,230	$342	$187,061	$34,143	$(429)	(1,356)	$ (12,134)	$208,983

Cumulative effect of ASU 2016-09 Adjustment	--	--	379	(238)	--	--	--	141
Net income	--	--	--	3,704	--	--	--	3,704
Other comprehensive income:
Foreign currency translation gain	--	--	--	--	2,286	--	--	2,286

Comprehensive income								5,990

Stock issued for JOTEC transaction	2,683	27	53,092	--	--	--	--	53,119
Equity compensation	311	3	7,310	--	--	--	--	7,313
Exercise of options	393	4	2,476	--	--	(30)	(585)	1,895
Employee stock purchase plan	93	1	1,230	--	--	--	--	1,231
Redemption and repurchase of stock to cover tax withholdings	(92)	(1)	(1,613)	--	--	--	--	(1,614)

Balance at December 31, 2017	37,618	$376	$249,935	$37,609	$1,857	(1,386)	$(12,719)	$277,058

Cumulative effect of ASU 606 Adjustment	--	--	--	215	--	--	--	215
Net loss	--	--	--	(2,840)	--	--	--	(2,840)
Other comprehensive loss:
Foreign currency translation loss	--	--	--	--	(7,929)	--	--	(7,929)

Comprehensive loss								(10,769)

Equity compensation	287	3	6,806	--	--	--	--	6,809
Exercise of options	578	5	4,382	--	--	(98)	(1,872)	2,515
Employee stock purchase plan	83	1	1,338	--	--	--	--	1,339
Redemption and repurchase of stock to cover tax withholdings	(103)	--	(2,100)	--	--	--	--	(2,100)

Balance at December 31, 2018	38,463	$385	$260,361	$34,984	$(6,072)	(1,484)	$(14,591)	$275,067

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Translation of Foreign Currencies

Our revenues and expenses transacted in foreign currencies are translated as they occur at exchange rates in effect at the time of each transaction. Realized gains and losses on foreign currency transactions are recorded as a component of other expense (income), net on our Consolidated Statements of Operations and Comprehensive (Loss) Income. Realized gains and losses were a loss of $2.6 million, gain of $257,000, and a loss of $170,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Losses incurred during 2018 were primarily related to cross currency intercompany receivables and payables resulting from large inventory transfers during the JOTEC integration phase, impacted by fluctuations in the Brazilian Real and the British Pound relative to other currencies. Our assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect as of the balance sheet date and are recorded as a separate component of accumulated other comprehensive (loss) income in the shareholders’ equity section of our Consolidated Balance Sheets.

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

Revenue Recognition

Contracts with Customers

We have adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers effective January 1, 2018 using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues for 2018 are reported under ASC 606, while prior period amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition.

We routinely enter into contracts with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms and, in most cases, prices for the products and services that we offer. These agreements, however, do not obligate us to provide goods or services to the customer, and there is no consideration promised to us at the onset of these arrangements. For customers without separate agreements, we have a standard list price established by geography and by currency for all products and services, and our invoices contain standard terms and conditions that are applicable to those customers where a separate agreement is not controlling. Our performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and we accept the order. We identify performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. We generally recognize revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time we have an unconditional right to receive payment. Our prices are fixed and are not affected by contingent events that could impact the transaction price. We do not offer price concessions and do not accept payment that is less than the price stated when we accept the purchase order, except in rare credit related circumstances. We do not have any material performance obligations where we are acting as an agent for another entity.

Revenues for products, including: BioGlue, On-X products, JOTEC products, PerClot, PhotoFix and other medical devices, are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenues from consignment are recognized when the medical device is implanted. We recognize revenues for preservation services when services are completed, and tissue is shipped to the customer.

Our E-xtra DESIGN ENGINEERING products are specifically designed to meet specifications of a particular patient, and therefore, do not create an asset with an alternative use. We evaluate open orders for these products each reporting period, and when material, we recognize the revenue and related contract asset based on the amount of payment we believe we are entitled to at that time.

In certain limited circumstances, CardioGenesis cardiac laser consoles are provided to a customer for their use without transfer of title for evaluation purposes. We have determined that a portion of the revenue for the handpieces purchased during these evaluations constitutes revenues associated with the use of the laser console, however, these are immaterial to reported revenues.

Warranty

Our general product warranties do not extend beyond an assurance that the products or services delivered will be consistent with stated specifications and do not include separate performance obligations. Warranties included with our CardioGenesis cardiac laser products provide for annual maintenance services, which are priced separately and are recognized as revenues at the stand-alone price over the service period, whether invoiced separately or recognized based on our allocation of the transaction price.

Significant Judgments in the Application of the Guidance in ASC 606

There are no significant judgments associated with the satisfaction of our performance obligations. We generally satisfy performance obligations upon delivery of the product or service to the customer. This is consistent with the time in which the customer obtains control of the product or service. Performance obligations are also generally settled quickly after the purchase order acceptance, other than as identified for the E-xtra DESIGN ENGINEERING product, therefore, the value of unsatisfied performance obligations at the end of any reporting period is generally immaterial.

For performance obligations provided through our E-xtra DESIGN ENGINEERING product line, we determine the value of our enforceable right to payment based on the time required and costs incurred for design services and manufacture of the in-process device in relation to the total inputs required to complete the device.

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

Commissions and Contract Costs

Sales commissions are earned upon completion of each performance obligation, and therefore, are expensed when incurred. These costs are included in general, administrative, and marketing expenses in the Consolidated Statements of

Operations and Comprehensive (Loss) Income. We generally do not incur incremental charges associated with securing agreements with customers which would require capitalization and recovery over the life of the agreement.

Practical Expedients

Our payment terms for sales direct to customers are substantially less than the one-year collection period that falls within the practical expedient in the determination of whether a significant financing component exists.

Shipping and Handling Charges

Fees charged to customers for shipping and handling of products and tissues are included in product and preservation service revenues. The costs for shipping and handling of products and tissues are included as a component of cost of products and cost of preservation services.

Taxes Collected from Customers

Taxes collected on the value of transaction revenue are excluded from product and service revenues and cost of sales and are accrued in current liabilities until remitted to governmental authorities.

Advertising Costs

The costs to develop, produce, and communicate our advertising are expensed as incurred and are classified as general, administrative, and marketing expenses. We record the cost to print or copy certain sales materials as a prepaid expense and amortize these costs as an advertising expense over the period they are expected to be used, typically six months to one year. The total amount of advertising expense included in our Consolidated Statements of Operations and Comprehensive (Loss) Income was $732,000, $606,000, and $384,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

We value our RSAs, PSAs, RSUs, and PSUs based on the stock price on the date of grant. We expense the related compensation cost of RSAs, PSAs, and RSUs using the straight-line method over the vesting period. We expense the related compensation cost of PSUs based on the number of shares expected to be issued, if achievement of the performance component is probable, using a straight-line method over each vesting tranche of the award. The amount of compensation costs expensed related to PSUs is adjusted as needed if we deem that achievement of the performance component is no longer probable or if our expectation of the number of shares to be issued changes. We use a Black-Scholes model to value our stock option grants and expense the related compensation cost using the straight-line method over the vesting period. The fair value of our ESPP options is also determined using a Black-Scholes model and is expensed over the vesting period.

The fair value of stock options and ESPP options is determined on the grant date using assumptions for the expected term, volatility, dividend yield, and the risk-free interest rate. The expected term is primarily based on the contractual term of the option and our data related to historic exercise and post-vesting forfeiture patterns, which is adjusted based on our expectations of future results. Our anticipated volatility level is primarily based on the historic volatility of our common stock, adjusted to remove the effects of certain periods of unusual volatility not expected to recur, and adjusted based on our expectations of future volatility, for the life of the option or option group. Our model was updated to include a zero-dividend yield assumption when our quarterly dividends were discontinued after the fourth quarter of 2015, and we do not anticipate paying dividends in the future. The risk-free interest rate is based on recent U.S. Treasury note auction results with a similar life to that of the option. Our model does not include a discount for post-vesting restrictions, as we have not issued awards with such restrictions.

The period expense for our stock compensation is determined based on the valuations discussed above and forfeitures are accounted for in the period awards are forfeited.

Change in Accounting for Employee Share-Based Payments

As of January 1, 2017 we made an entity-wide accounting policy election in accordance with Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) to change our accounting policy to account for stock compensation forfeitures in the period awards are forfeited rather than estimating the effect of forfeitures. We elected to make this accounting policy change to simplify the accounting for share-based compensation and believe this method provides a more accurate reflection of periodic share-based compensation cost from the grant date forward. We used the modified retrospective transition method to record a net $238,000 cumulative-effect adjustment decrease to retained earnings for the accounting policy change, which included a $379,000 increase to additional paid-in capital and a $141,000 increase in deferred tax assets.

Additionally, as of January 1, 2017 and in accordance with the guidance in ASU 2016-09, we made a change to account for excess tax benefits and deficiencies resulting from the settlement or vesting of share-based awards in income tax expense in our Consolidated Statement of Operations and Comprehensive (Loss) Income instead of accounting for these effects through additional paid in-capital on our Consolidated Balance Sheets. We applied this amendment prospectively and prior periods have not been adjusted.

Income Per Common Share

Income per common share is computed using the two-class method, which requires us to include unvested RSAs and PSAs that contain non-forfeitable rights to dividends (whether paid or unpaid) as participating securities in the income per common share calculation.

Under the two-class method, net income is allocated to the weighted-average number of common shares outstanding during the period and the weighted-average participating securities outstanding during the period. The portion of net income that is allocated to the participating securities is excluded from basic and dilutive net income per common share. Diluted net income per share is computed using the weighted-average number of common shares outstanding plus the dilutive effects of outstanding stock options and awards and other dilutive instruments as appropriate.

Dividends

Payment of dividends was discontinued in the fourth quarter of 2015. We did not pay dividends in 2018, 2017, or 2016 and do not currently anticipate paying out dividends in the next year.

Financial Instruments

Our financial instruments include cash equivalents, marketable securities, restricted securities, accounts receivable, notes receivable, accounts payable, and debt obligations. We typically value financial assets and liabilities such as receivables, accounts payable, and debt obligations at their carrying values, which approximates fair value due to their generally short-term duration. Other financial instruments are recorded as discussed in the sections below.

Fair Value Measurements

We record certain financial instruments at fair value, including: cash equivalents, certain marketable securities, certain restricted securities, contingent consideration, and derivative instruments. We may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis, although as of December 31, 2018 we have not chosen to make any such elections. Fair value financial instruments are recorded in accordance with the fair value measurement framework.

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

Cash and Cash Equivalents

Cash equivalents consist primarily of highly liquid investments with maturity dates of three months or less at the time of acquisition. The carrying value of cash equivalents approximates fair value. We maintain depository accounts with certain financial institutions. Although these depository accounts may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions and determined the risk of material financial loss due to the exposure of such credit risk to be minimal.

Cash Flow Supplemental Disclosures

Supplemental disclosures of cash flow information for the years ended December 31 (in thousands):

	2018	2017	2016
Cash paid during the year for:
Interest	$15,005	$2,561	$2,446
Income taxes	1,699	3,358	2,501

Non-cash investing and financing activities:
Issuance of common stock for acquisition of JOTEC intangible assets	$--	$53,119	$--
Issuance of common stock for acquisition of On-X intangible assets	--	--	34,593

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

Under the fair value method, we adjust each investment to its market price and record the unrealized gains or losses in other (income) expense, net for trading securities, or accumulated other comprehensive (loss) income, for available-for-sale securities. Interest, dividends, realized gains and losses, and declines in value judged to be other than temporary are included in other (income) expense, net. Under the cost method, investments are recorded at cost with subsequent dividends received recognized as income. Cost method investments are reviewed for impairment if factors indicate that a decrease in the value of the investment has occurred.

We review our contracts to determine if they require any restrictions to cash or investments. If there is a contractual agreement restricting the availability of our cash or investments, we will classify these amounts as current or long-term restricted cash or investments.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are primarily from hospitals and distributors that either use or distribute our products and tissues. We assess the likelihood of collection based on a number of factors, including past transaction history and the credit worthiness of the customer, as well as the increased risks related to international customers and large distributors. We determine the allowance for doubtful accounts based upon specific reserves for known collection issues, as well as a non-specific reserve based upon aging buckets. We charge off uncollectable amounts against the reserve in the period in which we determine they are uncollectible. Our accounts receivable balances are reported net of allowance for doubtful accounts of $533,000 and $697,000 as of December 31, 2018 and 2017, respectively.

Inventories

Inventories are comprised of finished goods for our major product lines including: BioGlue; JOTEC products; On-X products; CardioGenesis cardiac laser therapy laser consoles, handpieces, and accessories; PerClot; PhotoFix; other medical devices; work-in-process; and raw materials. Inventories for finished goods are valued at the lower of cost or market on a first-in, first-out basis and raw materials are valued on a moving average cost basis. Typically, upon shipment, or upon implant of a medical device on consignment, revenue is recognized, and the related inventory costs are expensed as cost of products. Cost of products also includes, as applicable, lower of cost or market write-downs and impairments for products not deemed to be recoverable and, as incurred, idle facility expense, excessive spoilage, extra freight, and re-handling costs.

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

We recorded write-downs to our inventory totaling $212,000, $1.2 million, and $467,000 for the years ended December 31, 2018, 2017, and 2016, respectively. The 2018 write-down is primarily related to On-X ascending aortic prosthesis (“AAP”) inventory not expected to ship prior to the expiration date and the disposal of obsolete surgical sealant product packaging materials. The 2017 write-down is primarily related to AAP inventory not expected to ship prior to the expiration date. The 2016 write-down is primarily related to PerClot inventory not expected to ship prior to the expiration date.

Deferred Preservation Costs

Deferred preservation costs include costs of cardiac and vascular tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By federal law, human tissues cannot be bought or sold; therefore, the tissues we preserve are not held as inventory. The costs we incur to procure and process cardiac and vascular tissues are instead accumulated and deferred. Deferred preservation costs are stated at the lower of cost or market value on a first-in, first-out basis and are deferred until revenue is recognized. Upon shipment of tissue to an implanting facility, revenue is recognized, and the related deferred preservation costs are expensed as cost of preservation services. Cost of preservation services also includes, as applicable, lower of cost or market write-downs and impairments for tissues not deemed to be recoverable, and includes, as incurred, idle facility expense, excessive spoilage, extra freight, and re-handling costs.

The calculation of deferred preservation costs involves judgment and complexity and uses the same principles as inventory costing. Donated human tissue is procured from deceased human donors by organ and tissue procurement organizations (“OTPOs”), that consign the tissue to us for processing, preservation, and distribution. Deferred preservation costs consist primarily of the procurement fees charged by the OTPOs, direct labor and materials (including salary and fringe benefits, laboratory supplies and expenses, and freight-in charges), and indirect costs (including allocations of costs from support departments and facility allocations). Fixed production overhead costs are allocated based on actual tissue processing levels, to the extent that they are within the range of the facility’s normal capacity.

These costs are then allocated among the tissues processed during the period based on cost drivers, such as the number of donors or number of tissues processed. We apply a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. We estimate quarantine yields based on our experience and reevaluate these estimates periodically. Actual yields could differ significantly from our estimates, which could result in a change in tissues available for shipment and could increase or decrease the balance of deferred preservation costs. These changes could result in additional cost of preservation services expense or could increase per tissue preservation costs, which would impact gross margins on tissue preservation services in future periods.

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

We recorded write-downs to our deferred preservation costs totaling $437,000, $922,000, and $897,000 for the years ended December 31, 2018, 2017, and 2016, respectively, due primarily to tissues not expected to ship prior to the expiration date of the packaging.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets, generally three to ten years, on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the remaining lease term at the time the assets are capitalized or the estimated useful lives of the assets, whichever is shorter.

Depreciation expense for the years ended December 31 is as follows (in thousands):

	2018	2017	2016
Depreciation expense	$7,303	$4,648	$3,958

Goodwill and Other Intangible Assets

Our intangible assets consist of goodwill, acquired technology, customer lists and relationships, patents, trademarks, and other intangible assets, as discussed in Note 9. Our goodwill is attributable to a segment or segments of our business, as appropriate, as the related acquired business that generated the goodwill is integrated into our operations. Upon divestiture of a component of our business, the goodwill related to the operating segment is allocated to the divested business using the relative fair value allocation method.

Our definite lived intangible assets consist of acquired technologies, customer lists and relationships, distribution and manufacturing rights and know-how, patents, and other intangible assets. We amortize our definite lived intangible assets over their expected useful lives using the straight-line method, which we believe approximates the period of economic benefits of the related assets. Our indefinite lived intangible assets do not amortize but are instead subject to periodic impairment testing as discussed in “Impairments of Long-Lived Assets and Non-Amortizing Intangible Assets” below.

Impairments of Long-Lived Assets and Non-Amortizing Intangible Assets

We assess the potential impairment of our long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include, but are not limited to, the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; or

•	Significant decline in our market capitalization relative to net book value.

If we determine that an impairment review is necessary, we will evaluate the assets or asset groups by comparing their carrying values to the sum of the undiscounted future cash flows expected to result from their use and eventual disposition. If the carrying values exceed the future cash flows, then the asset or asset group is considered impaired, and we will write down the value of the asset or asset group. For the years ended December 31, 2018, 2017, and 2016 we did not experience any factors that indicated that an impairment review of our long-lived assets was warranted.

We evaluate our goodwill and other non-amortizing intangible assets for impairment on an annual basis as of October 31 and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of October 31, 2018 and 2017, our non-amortizing intangible assets consisted of goodwill, in-process research and development, acquired procurement contracts and agreements, and trademarks. We performed an analysis of our non-amortizing intangible assets as of October 31, 2018 and 2017 and determined that the fair value of the assets and the fair value of the reporting unit exceeded their associated carrying values and were, therefore, not impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets.

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

Leases

We have operating and capital lease obligations resulting from the lease of land and buildings that comprise our corporate headquarters and various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on Company vehicles; and leases on a variety of office and other equipment, as discussed in Note 12. Certain of our leases contain escalation clauses, rent concessions, and renewal options for additional periods. Rent expense is computed on the straight-line method over the lease term and the related liability is recorded as deferred rent obligations on our Consolidated Balance Sheets.

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

Liability Claims

In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. Thus, a claims-made policy does not generally represent a transfer of risk for claims and incidents that have been incurred but not reported to the insurance carrier during the policy period. Any punitive damage components of claims are uninsured.

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

Uncertain Tax Positions

We periodically assess our uncertain tax positions and recognize tax benefits if they are “more-likely-than-not” to be upheld upon review by the appropriate taxing authority. We measure the tax benefit by determining the maximum amount that has a “greater than 50 percent likelihood” of ultimately being realized. We reverse previously accrued liabilities for uncertain tax positions when audits are concluded, statutes expire, administrative practices dictate that a liability is no longer warranted, or in other circumstances, as deemed necessary. These assessments can be complex, and we often obtain assistance from external advisors to make these assessments. We recognize interest and penalties related to uncertain tax positions in other expense (income), net on our Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 10 for further discussion of our liabilities for uncertain tax positions.

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

We account for business combinations using the acquisition method. Under this method, the allocation of the purchase price is based on the fair value of the tangible and identifiable intangible assets acquired and the liabilities assumed as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets is recorded as goodwill. The identifiable intangible assets typically consist of developed technology, trade names, customer relationships, and in-process research and development costs. Transaction costs related to business combinations are expensed as incurred. In-process research and development acquired as part of a business combination is accounted for as an indefinite-lived intangible asset until the related research and development project gains regulatory approval or is discontinued.

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

Derivative Instruments

We determine the fair value of our stand-alone and embedded derivative instruments at issuance and record any resulting asset or liability on our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recognized in other expense (income) on our Consolidated Statements of Operations and Comprehensive (Loss) Income.

New Accounting Pronouncements

Recently Adopted

As of January 1, 2018 we adopted ASU No. 2014-09, Revenue from Contracts with Customers and the additional related ASUs (“ASC 606”). These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. ASC 606 provides that we recognize revenue to depict the transfer of control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We used the modified retrospective method applied to those contracts that were not substantially completed as of January 1, 2018. As a result of the adoption, we recorded an immaterial adjustment to increase retained earnings to recognize the impact of contract assets under the new revenue recognition guidance.

Adoption of ASC 606 did not have a material impact on our consolidated financial statements and is not expected to have a material impact in future periods. During our evaluation of the impact of adopting the new revenue standard, which included a detailed review of performance obligations for all material revenue streams, we identified two noteworthy items:

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

See Note 15 for further discussion of revenue recognition.

In August 2016 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 is intended to address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted ASU 2016-18 as of January 1, 2018 and disclosure revisions have been made for the periods presented on the Consolidated Statement of Cash Flows.

Not Yet Effective

In February 2016 the FASB amended its ASC and created a new Topic 842, Leases. The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. We plan to adopt the new standard effective January 1, 2019 using the modified retrospective approach, which allows application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented. We expect to elect the package of available practical expedients that will enable us to retain the lease classification and initial direct costs for any leases that existed prior to the adoption of the standard and will not reassess whether any contracts executed prior to the adoption of the standard are or contain leases. We expect that the adoption of this standard will result in the recognition of material right-of-use assets and corresponding liabilities in our Consolidated Balance Sheets, but do not expect the adoption to have a material impact on our Consolidated Statements of Operations and Comprehensive (Loss) Income or our Consolidated Statements of Cash Flows. The adoption of this standard will result in expanded lease related disclosures in the notes to our consolidated financial statements. While we are currently evaluating the final impact the adoption of this standard will have, we have identified existing lease contracts, implemented lease tracking and accounting software, and are updating our controls and procedures for leases under the new standard.

2. Financial Instruments

A summary of financial instruments measured at fair value is as follows (in thousands):

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,445	--	--	$1,445
Restricted securities:
Money market funds	747	--	--	747

Total assets	$2,192	$--	$--	$2,192

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$372	$--	$--	$372
Restricted securities:
Money market funds	776	--	--	776

Total assets	$1,148	$--	$--	$1,148

We used prices quoted from our investment management companies to determine the Level 1 valuation of our investments in money market funds.

During the year ended December 31, 2017 we initially recorded certain non-financial assets at fair value related to the acquisition JOTEC. Disclosure of this initial fair value determination is included in Note 4 below.

3. Cash Equivalents and Restricted Cash and Securities

The following is a summary of cash equivalents and marketable securities (in thousands):

December 31, 2018	Cost Basis	Unrealized Holding Gains (Losses)	Estimated Market Value
Cash equivalents:
Money market funds	$1,445	--	$1,445
Restricted securities:
Money market funds	747	--	747

		Unrealized	Estimated
		Holding	Market
December 31, 2017	Cost Basis	Gains (Losses)	Value
Cash equivalents:
Money market funds	$372	$--	$372
Restricted securities:
Money market funds	776	--	776

As of December 31, 2018 and 2017 $747,000 and $776,000, respectively, of our money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations.

There were no gross realized gains or losses on cash equivalents or restricted securities for the years ended December 31, 2018, 2017, and 2016. As of December 31, 2018 $512,000 of our restricted securities had a maturity date within three months and $235,000 had a maturity date between three months and one year. As of December 31, 2017 $537,000 of our restricted securities had a maturity date within three months and $239,000 of our restricted securities had a maturity date between three months and one year.

4. Acquisition of JOTEC

Overview

On December 1, 2017 we acquired JOTEC AG, a Swiss entity that we converted to JOTEC GmbH and subsequently merged with our Swiss acquisition entity, Jolly Buyer Acquisition GmbH (“JOTEC”), and its subsidiaries (the “JOTEC Acquisition”) for a contract value of approximately $225.0 million, subject to certain adjustments. JOTEC is being operated as a wholly-owned subsidiary of CryoLife. In connection with the closing of the JOTEC Acquisition, CryoLife entered into a senior secured credit facility in an aggregate principal amount of $255.0 million, which includes a $225.0 million term loan and a $30.0 million revolving credit facility. See Note 11 for further discussion of the senior secured credit facility.

Accounting for the Transaction

The purchase price of the JOTEC Acquisition totaled approximately $222.2 million, including debt and cash acquired as determined on the date of closing, consisting of $169.1 million in cash and 2,682,754 shares of CryoLife common stock, with a value of $53.1 million on the date of the closing. This purchase price reflects an additional payment related to a working capital true-up calculated and paid to the sellers as defined in the purchase agreement. Upon closing of the JOTEC Acquisition, $22.5 million was paid into an escrow account for any amounts payable for indemnification claims or other payment obligations. We recorded an allocation of the $222.2 million purchase consideration to JOTEC’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of December 1, 2017. Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and is not deductible for tax purposes. Goodwill from this transaction has been allocated to our Medical Devices segment.

The purchase price allocation as of December 1, 2017, reflecting measurement period adjustments made during 2018, is as follows (in thousands):

Opening Balance Sheet
Cash and cash equivalents	$4,130
Receivables	13,392
Inventories	16,939
Intangible assets	111,711
Property and equipment	13,051
Goodwill	114,355
Other assets	4,777
Debt acquired	(3,808)
Liabilities assumed	(52,390)

Total purchase consideration	$222,157

We incurred transaction and integration costs of $7.4 million and $7.7 million for the years ended December 31, 2018 and 2017, respectively, primarily related to the acquisition, which included, among other costs, expenses related to the termination of international agreements, severance costs, and legal, professional, and consulting costs. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on our Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Accounting for the Transaction

The purchase price of the On-X transaction totaled approximately $128.2 million, consisting of $93.6 million in cash and 3,703,699 shares of CryoLife common stock, with a value of $34.6 million as determined on the date of the closing. We recorded an allocation of the $128.2 million purchase price to On-X’s tangible and identifiable intangible assets acquired, and liabilities assumed, based on their estimated fair values as of January 20, 2016. Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and is not deductible for tax purposes. Goodwill from this transaction has been allocated to our Medical Devices segment.

The purchase price allocation was as follows (in thousands):

Opening
Balance Sheet
Cash and cash equivalents	$2,472
Receivables	6,826
Inventories	12,889
Intangible assets	53,950
Goodwill	68,229
Other assets	6,891
Liabilities assumed	(23,040)

Total purchase price	$128,217

We incurred transaction and integration costs of $383,000 and $7.4 million for the year ended December 31, 2017 and 2016, respectively, related to the acquisition, which included, among other costs, expenses related to the termination of international and domestic distribution agreements. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on our Consolidated Statements of Operations and Comprehensive (Loss) Income. There were no transaction and integration costs related to On-X in 2018.

We paid approximately $10.0 million of the purchase price into an escrow account upon closing of the On-X transaction. We settled our indemnification claims against the representative of the former shareholders of On-X and the related litigation in July 2018.

Pro Forma Results

Our pro forma results of operations for the year ended December 31, 2016, assuming the On-X acquisition had occurred as of January 1, 2015, are presented for comparative purposes below. These amounts are based on available information of the results of operations of On-X prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisition been completed on January 1, 2015. This unaudited pro forma information does not project operating results post acquisition.

This unaudited pro forma information is as follows (in thousands, except per share amounts):

Twelve Months Ended
December 31,
2016
Total revenues	$182,007
Net income	17,692

Pro forma income per common share - basic	$0.54
Pro forma income per common share - diluted	$0.53

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

ProCol Distribution Agreement and Divestiture of the ProCol Product Line

On March 18, 2016 we sold our ProCol distribution rights and purchase option to LeMaitre Vascular, Inc. (“LeMaitre”) for $2.0 million in cash (“ProCol Sale”), all of which was received by March 31, 2016. Under the terms of the agreement, LeMaitre acquired the ProCol related assets, including inventory, customer lists, related marketing assets, and our purchase option to acquire ProCol. LeMaitre exercised the option to acquire ProCol from Hancock Jaffe Laboratories, Inc. The ProCol product was included as part of our Medical Devices segment. We recorded a pre-tax loss of approximately $845,000 on the ProCol Sale.

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

We evaluated the impact of the HeRO Sale and the ProCol Sale on our business to determine whether these disposals represent a strategic shift that has, or will have, a major effect on our financial position, results of operations, or cash flows. As the HeRO Graft and ProCol product lines combined accounted for less than 10% of both our total revenues for the year ended December 31, 2015 and our total assets as of December 31, 2015, we believe that these transactions did not have a major effect on our operations and financial condition, either individually or in the aggregate, and therefore, we did not disclose these transactions as discontinued operations. The combined net gain from the HeRO Sale and ProCol Sale was, therefore, reported as gain from sale of business components on our Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Accounting for the Transaction

In April 2016 we exercised our right to acquire the PhotoFix technology from GBI for approximately $2.3 million, of which $1.2 million was paid in cash at closing, approximately $600,000 was previously provided to GBI as an advance under the distribution agreement, and approximately $400,000 was paid to GBI in October 2017. Our allocation of the purchase price to the tangible and identifiable intangible assets acquired, based on their estimated fair values, resulted in the allocation of the majority of the purchase price to amortizable intangible assets. We began shipping PhotoFix manufactured at our headquarters facility in 2018.

8. Inventories and Deferred Preservation Costs

Inventories at December 31, 2018 and 2017 are comprised of the following (in thousands):

	2018	2017
Raw materials and supplies	$17,381	$16,328
Work-in-process	3,858	5,504
Finished goods	24,239	24,852

Total inventories	$45,478	$46,684

Deferred preservation costs at December 31, 2018 and 2017 are comprised of the following (in thousands):

	2018	2017
Cardiac tissues	$15,972	$16,988
Vascular tissues	17,202	18,683

Total deferred preservation costs	$33,174	$35,671

We maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves and JOTEC products at international hospital locations to facilitate usage. We retain title to this consignment inventory until the device is implanted, at which time we invoice the hospital. As of December 31, 2018 we had $11.2 million in consignment inventory, with approximately 55% in domestic locations and 45% in foreign locations. As of December 31, 2017 we had $9.3 million in consignment inventory, with approximately 58% in domestic locations and 42% in foreign locations.

9. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of December 31, 2018 and 2017 the carrying values of our indefinite lived intangible assets are as follows (in thousands):

	2018	2017
Goodwill	$188,781	$188,305
In-process R&D	9,382	13,954
Procurement contracts and agreements	2,013	2,013
Trademarks	844	841

Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future. We believe that our trademarks have indefinite useful lives as we currently anticipate that these trademarks will contribute to our cash flows indefinitely.

As of December 31, 2018 and 2017 the value of our goodwill, all of which is related to our Medical Devices segment, is as follows (in thousands):

	2018	2017
Balance as of January 1,	$188,305	$78,294
Goodwill from JOTEC acquisition	5,100	110,100
Revaluation of goodwill denominated in foreign currency	(4,624)	(89)

Balance as of December 31,	$188,781	$188,305

Definite Lived Intangible Assets

As of December 31, 2018 and 2017 gross carrying values, accumulated amortization, and approximate amortization periods of our definite lived intangible assets are as follows (dollars in thousands):

	Gross Carrying	Accumulated	Amortization
December 31, 2018	Value	Amortization	Period
Acquired technology	$134,999	16,815	11 – 22 Years
Patents	3,656	2,970	17 Years
Distribution and manufacturing rights and know-how	4,059	2,107	11 – 15 Years
Customer lists and relationships	31,169	5,068	13 – 22 Years
Other	1,154	235	3 – 5 Years

	Gross Carrying	Accumulated	Amortization
December 31, 2017	Value	Amortization	Period
Acquired technology	$139,045	8,685	11 – 22 Years
Patents	3,612	2,819	17 Years
Distribution and manufacturing rights and know-how	4,059	1,820	11 – 15 Years
Customer lists and relationships	32,419	3,552	13 – 22 Years
Other	1,439	1,076	3 Years

Amortization Expense

Amortization expense recorded in general, administrative, and marketing expenses on our Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31 is as follows (in thousands):

	2018	2017	2016
Amortization expense	$10,792	$5,085	$4,426

As of December 31, 2018 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	2019	2020	2021	2022	2023	Total
Amortization expense	$10,394	$10,228	$10,203	$9,657	$9,244	$49,726

10. Income Taxes

Income Tax Expense

(Loss) income before income taxes consists of the following (in thousands):

	2018	2017	2016
Domestic	$4,560	$5,086	$17,874
Foreign	(10,951)	(1,525)	538

(Loss) income before income taxes	$(6,391)	$3,561	$18,412

Income tax expense consists of the following (in thousands):

	2018	2017	2016
Current:
Federal	$402	$521	$3,948
State	246	110	626
Foreign	2,009	460	353

	2,657	1,091	4,927

Deferred:
Federal	(2,188)	(714)	2,836
State	(154)	70	(9)
Foreign	(3,866)	(590)	(120)

	(6,208)	(1,234)	2,707

Income tax (benefit) expense	$(3,551)	$(143)	$7,634

Our income tax (benefit) expense in 2018, 2017, and 2016 included our federal, state, and foreign tax obligations. Our effective income tax rate was a tax benefit of 56% for the year ended December 31, 2018, a tax benefit of 4% for the year ended December 31, 2017, and a tax expense of 41% for the year ended December 31, 2016. Our income tax rate for the year ended December 31, 2018 was affected by excess tax benefits on stock compensation, the research and development tax credit and non-includable income related to the On-X settlement which increased our benefit. These tax benefits were offset by changes in valuation allowances on future tax benefits, and nondeductible entertainment expenses. Our income tax rate for the year ended December 31, 2017 was favorably affected by excess tax benefits on stock compensation and the research and development tax credit, offset by nondeductible transaction costs related to the JOTEC acquisition and nondeductible meals and entertainment expenses. Our income tax rate for the year ended December 31, 2016 was unfavorably impacted by the tax treatment of certain expenses related to the On-X acquisition, which had a larger impact on the tax rate in the first quarter of 2016, and by book/tax basis differences related to the HeRO Sale.

The income tax (benefit) expense amounts differ from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the year ended December 31, 2018, 34% for the year ended December 31, 2017, and 35% for the year ended December 31, 2016 to pretax income as a result of the following (in thousands):

	2018	2017	2016
Tax (benefit) expense at statutory rate	$(1,340)	$1,211	$6,444
Increase (reduction) in income taxes resulting from:
Valuation allowance change	719	54	(84)
Nondeductible entertainment expenses	206	258	221
Nondeductible executive compensation	320	145	--
Equity compensation	(2,081)	(2,664)	135
Research and development credit	(557)	(525)	(296)
Unrealized income on investments	(337)	(163)	(111)
Foreign income taxes	(250)	364	130
Impact of Tax Cuts and Jobs Act	(238)	(255)	--
Net change in uncertain tax positions	(154)	(67)	(153)
State income taxes, net of federal benefit	(8)	212	531
Nondeductible transaction costs	--	1,676	908
Nondeductible loss on unit disposals	--	--	455
Federal tax rate differential	--	(100)	--
Foreign tax credit	--	(133)	(178)
Domestic production activities deduction	--	(174)	(456)
Other	169	18	88

Total income tax (benefit) expense	$(3,551)	$(143)	$7,634

Tax Cuts and Jobs Act of 2017

On December 22, 2017 the United States enacted tax reform legislation known as the H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Act”), resulting in significant modifications to existing law. For 2017, we elected to follow the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where we do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. We estimated the accounting for the effects of the Tax Act to be included in our 2017 Consolidated Balance Sheets and Statements of Operations and Comprehensive Income, and, as a result, our financial statements for the year ended December 31, 2017 reflect these effects of the Tax Act as provisional based on a reasonable estimate of the income tax effects and recorded a one-time estimated deemed repatriation transition tax resulting in a nominal tax impact to us, based on the interplay of the transition tax and the foreign tax credit. At December 31, 2018 after further analyses of the Tax Act, notices, and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we have now completed our accounting for all of the enactment-date income tax effects of the Tax Act. As further discussed below, during 2018, certain immaterial adjustments to the provisional amounts recorded at December 31, 2017 are included as a component of income tax expense.

As of December 31, 2017 we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally from 35% to 21%), which resulted in a nominal provisional amount for 2017. Upon further analysis of certain aspects of the Tax Act and refinement of our calculations during the year ended December 31, 2018, we made immaterial adjustments to our provisional estimate, which are included as a component of income tax expense from continuing operations.

We elected to account for the global intangible low-taxed income (“GILTI”) tax in the period in which it is incurred, and therefore, have not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended December 31, 2018 and 2017. For the year ending December 31, 2018 our GILTI inclusion was nominal.

The Tax Act also created a new provision, foreign derived intangible income (“FDII”), whereby certain sales made from the U.S. to overseas markets is taxed at a lower U.S. rate.    We are favorably impacted by the new FDII provision and as of December 31, 2018 our FDII deduction was $1.1 million.

We are also affected by the new interest deductibility rule under the Tax Act. This rule disallows interest expense to the extent it exceeds 30% of adjusted taxable income. For the year ending December 31, 2018 our interest deduction was limited to $4.9 million. The excess interest not deducted in 2018 of $21.1 million can be carried forward indefinitely for use in future years.

Deferred Taxes

We generate deferred tax assets primarily as a result of net operating losses; excess interest carryforward; accrued compensation; asset impairments; stock compensation, and capital leases. We acquired significant deferred tax assets, primarily net operating losses, from our acquisitions of JOTEC and On-X in 2017 and 2016, respectively. We recorded significant deferred tax liabilities in 2017 and 2016 related to the intangible assets acquired in the JOTEC and On-X acquisitions, respectively.

The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Loss carryforwards	$8,266	$8,369
Excess interest carryforward	4,786	--
Accrued expenses	2,723	4,719
Stock compensation	2,138	2,213
Capital Leases	1,824	--
Intangible assets	1,316	1,306
Credit carryforwards	939	771
Deferred compensation	778	1,010
UNICAP	404	390
Inventory and deferred preservation costs write-downs	289	570
Tax benefit of tax reserves	217	229
Other	310	539
Less valuation allowance	(3,372)	(2,469)

Total deferred tax assets	20,618	17,647

	2018	2017
Deferred tax liabilities:
Intangible assets	(39,730)	(43,647)
Debt costs	(2,331)	--
Property	(1,060)	(1,632)
Prepaid items	(477)	(285)
Other	(176)	(904)

Total deferred tax liabilities	(43,774)	(46,468)

Total net deferred tax liabilities	$(23,156)	$(28,821)

As of December 31, 2018 we maintained a total of $3.4 million in valuation allowances against deferred tax assets, related primarily to state net operating loss carryforwards, and a net deferred tax liability of $23.2 million. As of December 31, 2017 we maintained a total of $2.5 million in valuation allowances against deferred tax assets, related to state net operating loss carryforwards, and a net deferred tax liability of $28.8 million.

As of December 31, 2018 we had approximately $3.1 million tax-effected federal net operating loss carryforwards related to the acquisitions of Cardiogenesis and Hemosphere that began to expire in 2018, $3.0 million of tax-effected state net operating loss carryforwards, that will begin to expire in 2022, $2.3 million of foreign net operating loss carryforwards, of which $832,000 expires in 2025, and the balance has no expiration, $648,000 in research and development tax credit carryforwards that begin to expire in 2022, and $164,000 in credits from the state of Texas that expire in 2027.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of our uncertain tax position liability, excluding interest and penalties, is as follows (in thousands):

	2018	2017	2016
Beginning balance	$4,328	$3,390	$969
Increases related to current year tax positions	368	143	86
Increases related to prior year tax positions	249	1,155	2,668
Decreases related to prior year tax positions	--	(106)	(40)
Decreases related to settlements	(605)	--	(66)
Decreases due to the lapsing of statutes of limitations	(467)	(254)	(227)
Increases (decreases) for foreign exchange differences	16	--	--

Ending balance	$3,889	$4,328	$3,390

A reconciliation of the beginning and ending balances of our liability for interest and penalties on uncertain tax positions is as follows (in thousands):
	2018	2017	2016
Beginning balance	$315	$208	$210
Accrual of interest and penalties	161	169	92
Decreases related to prior year tax positions	(74)	(62)	(94)

Ending balance	$402	$315	$208

As of December 31, 2018 our uncertain tax liability, including interest and penalties, of $4.3 million, was recorded as a reduction to deferred tax assets of $286,000, and a non-current liability of $4.0 million on our Consolidated Balance Sheets, all of which, except for the portion related to interest and penalties, is expected to impact our tax rate when recognized. The uncertain tax position decrease related to prior year tax positions is primarily due to settlements with the taxing authorities and the lapse of the statute of limitations in various jurisdictions. As of December 31, 2017 our total uncertain tax liability, including interest and penalties of $4.6 million, was recorded as a reduction to deferred tax assets of $146,000, and a non-current liability of $4.5 million on our Consolidated Balance Sheets.

We believe it is reasonably possible that approximately $1.2 million of our uncertain tax liability will be recognized in 2019 due to the lapsing of various federal and state and foreign statutes of limitations, of which substantially all would affect the tax rate.

Other

Our tax years 2015 through 2017 generally remain open to examination by the major taxing jurisdictions to which we are subject. However, certain returns from years prior to 2015, in which net operating losses and tax credits have arisen, are still open for examination by the tax authorities.

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

In October 2018 we finalized an amendment to the Credit Agreement to reprice, resulting in a reduction in the interest rate margins over base rates on the Term Loan Facility. The loans under the Term Loan Facility bear interest, at our option, at a floating annual rate equal to either, the base rate plus a margin of 2.25%, or LIBOR plus a margin of 3.25%. Prior to the repricing, the optional floating annual rate was equal to either, the base rate plus a margin of 3.00%, or LIBOR plus a margin of 4.00%. The loans under the Revolving Credit Facility bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of December 31, 2018 the aggregate interest rate was 6.05%. We were obligated to pay an unused commitment fee equal to 0.50% of the un-utilized portion of the revolving loans. In addition, we are also obligated to pay other customary fees for a credit facility of this size and type.

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

Previous Debt Agreement

In connection with the closing of the On-X acquisition on January 20, 2016 we and certain of our subsidiaries entered into the Third Amended and Restated Credit Agreement (“Previous Debt Agreement”). The designated credit parties were Healthcare Financial Solutions, LLC; Fifth Third Bank; and Citizens Bank, National Association, collectively. The Previous Debt Agreement restated a prior credit agreement and provided us with a senior secured credit facility in an aggregate principal amount of $95.0 million, which included a $75.0 million term loan and a $20.0 million revolving credit facility (including a $4.0 million letter of credit sub-facility and a $3.0 million swing-line sub-facility).

Borrowings under the Previous Debt Agreement were secured by substantially all of our real and personal property. As of November 30, 2017 the aggregate interest rate was 3.99% when the outstanding balance, $68.7 million, was repaid in the closing of the Term Loan Facility. We also incurred an unused commitment fee equal to 0.50% of the un-utilized portion of the revolving loans and other customary fees for a credit facility of this size and type.

The short-term and long-term balances of our term loans are as follows (in thousands):

	As of December 31,
	2018	2017

Term loan balance	$222,750	$225,000
2.45% Sparkasse Zollernalb (KFW Loan 1)	1,318	1,657
1.4% Sparkasse Zollernalb (KFW Loan 2)	1,885	2,312

Total loan Balance	225,953	228,969
Less unamortized loan origination costs	(9,072)	(10,015)

Total borrowed	216,881	218,954
Less short-term loan balance	(1,160)	(718)

Long-term loan balance	$215,721	$218,236

At December 31, 2018 the aggregate maturities of long-term debt for the next five years is as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Maturities	$2,726	$2,791	$2,791	$2,791	$2,791	$212,063	$225,953

Our aggregate maturity schedule is subject to change due to a provision within the Credit Agreement that requires us to make annual prepayments based on an excess cash flow calculation.

Interest

Total interest expense was $15.8 million, $4.9 million, and $3.0 million in 2018, 2017, and 2016, respectively. Interest expense includes interest on debt and uncertain tax positions in all periods.

12. Commitments and Contingencies

Leases

Our operating and capital lease obligations result from the lease of land and buildings that comprise our corporate headquarters and various manufacturing facilities, leases related to additional manufacturing, office, and warehouse space, leases on company vehicles, and leases on a variety of office and other equipment.

We had deferred rent obligations of $2.5 million and $2.9 million as of December 31, 2018 and 2017, respectively, primarily related to the lease on our corporate headquarters, which expires in 2022. Total rental expense for operating leases was $6.4 million in 2018, $4.9 million in 2017, and $4.3 million in 2016. The increase in rent expense in 2018 is due to the JOTEC acquisition and our lease of equipment and manufacturing, warehouse, and office space in Hechingen, Germany. The increase in rent expense in 2017 is due to a partial year of expense related to the JOTEC acquisition and our lease of equipment and manufacturing, warehouse, and office space in Hechingen, Germany. We began subleasing some of our combined manufacturing and office space in February 2018 and some of our additional office space in December 2016 and earned $855,000 and $564,000 of sublease income in 2018 and 2017, respectively, and nominal sublease income in 2016.

Future minimum lease payments and sublease rental income are as follows (in thousands):

	Capital	Operating	Sublease
	Leases	Leases	Income
2019	$857	$6,122	$1,181
2020	688	5,555	1,203
2021	641	4,758	1,226
2022	586	2,461	569
2023	586	1,456	--
Thereafter	4,099	6,389	--

Total minimum lease payments	$7,457	$26,741	$4,179

Less amount representing interest	792

Present value of net minimum lease payments	6,665
Less current maturities	731

Capital lease obligations, less current maturities	$5,934

Assets acquired under capital leases are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Equipment	$1,066	$375	$691
Leasehold improvements	6,608	507	6,101

Total	$7,674	$882	$6,792

Liability Claims

At December 31, 2018 and 2017 our unreported loss liability was $1.7 million and $1.8 million, respectively. As of December 31, 2018 and 2017, the related insurance recoverable amounts were $693,000 and $692,000, respectively. We accrue our estimate of unreported product and tissue processing liability claims as other long-term liabilities and record the related recoverable insurance amounts as other long-term assets. Further analysis indicated that the liability as of December 31, 2018 could be estimated to be as high as $3.5 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

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

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate Premarket Approval (“PMA”) submission to the U.S. Food and Drug Administration (“FDA”) in early 2020.

As of December 31, 2018 we had $1.5 million in prepaid royalties, $2.3 million in net intangible assets, and $1.3 million in property and equipment, net on our Consolidated Balance Sheets related to the PerClot product line. If we do not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

13. Shareholders’ Equity

In December 2017 we issued 2,682,754 shares of CryoLife common stock, as part of the consideration for the acquisition of JOTEC. The stock had a value of $53.1 million as determined on the date of the closing. See Note 4 for further discussion of the JOTEC Acquisition.

14. Employee Benefit Plans

401(k) Plan

We have a 401(k) savings plan (“401(k) Plan”) providing retirement benefits to all employees who have completed at least three months of service. We made matching contributions of 100% of each participant’s contribution for up to 3% of each participant’s salary in 2018 and 2017. We made matching contributions of 40% of each participant’s contribution for up to 5% of each participant’s salary in 2016. Our contributions approximated $1.4 million, $1.4 million, and $750,000 for the years ended 2018, 2017, and 2016, respectively. The increase in expenses in 2017 was primarily due to the increase in our matching contribution.    We may make discretionary contributions to the 401(k) Plan; however, no discretionary contributions were made in any of the past three years.

Deferred Compensation Plan

On January 1, 2011 we initiated a nonqualified Deferred Compensation Plan (“Deferred Plan”). The Deferred Plan allows certain of our employees to defer receipt of a portion of their salary and cash bonus. The Deferred Plan provides for tax-deferred growth of deferred compensation. Pursuant to the terms of the Deferred Plan, we agree to return the deferred amounts plus gains and losses, based on investment fund options chosen by each respective participant, to the plan participants upon distribution. All deferred amounts and deemed earnings thereon are vested at all times. We have no current plans to match any contributions. Amounts owed to plan participants are unsecured obligations of the Company. We have established a rabbi trust in which it will make contributions to fund our obligations under the Deferred Plan. Pursuant to the terms of the trust, we will be required to make contributions each year to fully match our obligations under the Deferred Plan. The trust’s funds are primarily invested in Company Owned Life Insurance (“COLI”), and we plan to hold the policies until the deaths of the insured.

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

15. Revenue Recognition

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

•	Domestic Hospitals – direct sales of products and preservation services.
•	International Hospitals – direct sales of products and preservation services.
•

International Distributors – generally these contracts specify a geographic area that the distributor will service, terms and conditions of the relationship, and purchase targets for the next calendar year.

•	CardioGenesis Cardiac Laser Console Trials and Sales – CardioGenesis cardiac trialed laser consoles are delivered under separate agreements.

For the years ended December 31, 2018, 2017, and 2016 the sources of revenue were as follows (in thousands):

	2018	2017	2016
Domestic hospitals	$138,432	$128,240	$123,885
International hospitals	81,203	23,791	16,616
International distributors	36,989	30,805	32,037
CardioGenesis cardiac laser therapy	6,217	6,866	7,842

Total sources of revenue	$262,841	$189,702	$180,380

Also see segment and geographic disclosure in Note 19 below.

Contract Balances

We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra DESIGN ENGINEERING product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure.

We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of December 31, 2018 are not material.

16. Stock Compensation

Overview

We are currently authorized to grant and have available for grant the following number of shares under our stock plans as of December 31, 2018 and 2017:

	Authorized	Available for Grant
Plan	Shares	2018	2017
1996 Discounted Employee Stock Purchase Plan, as amended	1,900,000	295,000	377,000
2009 Equity and Cash Incentive Plan	7,100,000	958,000	1,422,000

Total	9,000,000	1,253,000	1,799,000

Upon the exercise of stock options or grants of RSAs, PSAs, RSUs, or PSUs, we may issue the required shares out of authorized but unissued common stock or out of treasury stock, at our discretion.

Stock Awards

In 2018 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors, RSUs to certain employees, and RSAs and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 328,000 shares and had an aggregate grant date market value of $7.5 million. The PSUs granted in 2018 represented the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2018 was based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2018 calendar year. The PSUs granted in 2018 earned approximately 80% of the target number of shares.

In 2017 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee Directors, RSUs to certain employees, and RSAs and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 426,000 shares of common stock and had an aggregate grant date market value of $7.1 million. The performance component of PSU awards granted in 2017 was based on attaining specified levels of adjusted EBITDA, adjusted inventory levels, and adjusted trade accounts receivable days’ sales outstanding, each as defined in the PSU grant documents, for the 2017 calendar year. The PSUs granted in 2017 earned approximately 92% of the target number of shares.

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

A summary of stock grant activity for the years ended December 31, 2018, 2017, and 2016 for RSAs, PSAs, RSUs, and PSUs, based on the target number of shares, is as follows:

RSAs	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	314,000	$9.31

Granted	216,000	10.84
Vested	(138,000)	7.92
Forfeited	--	--

Unvested at December 31, 2016	392,000	10.64

Granted	138,000	17.00
Vested	(129,000)	10.84
Forfeited	(18,000)	11.78

Unvested at December 31, 2017	383,000	12.81

Granted	128,000	23.83
Vested	(136,000)	12.96
Forfeited	(49,000)	12.07

Unvested at December 31, 2018	326,000	17.19

PSAs	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	250,000	$10.18

Granted	--	--
Vested	--	--
Forfeited	--	--

Unvested at December 31, 2016	250,000	10.18

Granted	--	--
Vested	(250,000)	10.18
Forfeited	--	--

Unvested at December 31, 2017	--	--

Granted	--	--
Vested	--	--
Forfeited	--	--

Unvested at December 31, 2018	-	--

RSUs	Shares	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Unvested at December 31, 2015	103,000	1.17	$1,110,000

Granted	146,000
Vested	(44,000)
Forfeited	(27,000)

Unvested at December 31, 2016	178,000	1.24	3,405,000

Granted	196,000
Vested	(64,000)
Forfeited	(24,000)

Unvested at December 31, 2017	286,000	1.26	5,477,000

Granted	115,000
Vested	(99,000)
Forfeited	(51,000)

Unvested at December 31, 2018	251,000	1.05	7,123,000

Vested and expected to vest	251,000	1.05	$7,123,000

PSUs	Shares	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Unvested at December 31, 2015	135,000	0.74	$1,455,000

Granted	144,000
Vested	(83,000)
Forfeited	(8,000)

Unvested at December 31, 2016	188,000	0.77	3,603,000

Granted	126,000
Vested	(128,000)
Forfeited	(17,000)

Unvested at December 31, 2017	169,000	0.71	3,236,000

Granted	104,000
Vested	(109,000)
Forfeited	(17,000)

Unvested at December 31, 2018	147,000	0.72	4,179,000

Vested and expected to vest	147,000	0.72	$4,179,000

During the years ended December 31, 2018, 2017, and 2016 the total fair value of $7.3 million, $11.1 million, and $2.9 million, respectively, in combined RSAs, PSAs, RSUs, and PSUs vested.

Stock Options

The Compensation Committee of our Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company officers and employees totaling 219,000, 260,000, and 387,000 shares in 2018, 2017, and 2016, respectively, with exercise prices equal to the stock prices on the respective grant dates.

A summary of our stock option activity for the years ended December 31, 2018, 2017, and 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,896,000	$7.65	3.31	$5,992,000

Granted	387,000	10.34
Exercised	(372,000)	5.60
Forfeited	--	--
Expired	--	--

Outstanding at December 31, 2016	1,911,000	8.59	3.55	20,179,000

Granted	260,000	16.30
Exercised	(394,000)	6.30
Forfeited	(31,000)	12.47
Expired	(5,000)	7.01

Outstanding at December 31, 2017	1,741,000	10.19	3.64	15,598,000

Granted	219,000	21.55
Exercised	(578,000)	7.59
Forfeited	(49,000)	14.10
Expired	--	--

Outstanding at December 31, 2018	1,333,000	13.04	3.93	20,439,000

Vested and expected to vest	1,333,000	$13.04	3.93	$20,439,000
Exercisable at December 31, 2018	872,000	$10.74	3.15	$15,381,000

Other information concerning stock options for the years ended December 31 is as follows:

	2018	2017	2016
Weighted-average fair value of options granted	$8.38	$5.97	$3.68
Intrinsic value of options exercised	9,961,000	4,748,000	2,422,000

Employees purchased common stock totaling 83,000, 93,000, and 90,000 shares in 2018, 2017, and 2016, respectively, through our ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	2018		2017		2016
	Stock	ESPP	Stock	ESPP	Stock	ESPP
	Options	Options	Options	Options	Options	Options
Expected life of options	5.00 Years	0.50 Years	4.75 Years	0.50 Years	4.75 Years	0.50 Years
Expected stock price volatility	0.40	0.34	0.40	0.39	0.40	0.30
Risk-free interest rate	2.64%	1.73%	1.87%	0.85%	1.20%	0.43%

The following table summarizes stock compensation expense (in thousands):

	2018	2017	2016
RSA, PSA, RSU, and PSU expense	$5,076	$5,335	$4,966
Stock option and ESPP option expense	1,732	1,978	1,636

Total stock compensation expense	$6,808	$7,313	$6,602

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, PSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to our ESPP. These amounts were recorded as stock compensation expense and were subject to or normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $484,000, $394,000, and $274,000 in the years ended December 31, 2018, 2017, and 2016, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.

As of December 31, 2018 we had total unrecognized compensation costs of $6.5 million related to RSAs, RSUs, and PSUs and $1.9 million related to unvested stock options. As of December 31, 2018 this expense is expected to be recognized over a weighted-average period of 1.6 years for RSUs, 1.4 years for stock options, 1.0 years for RSAs, and 0.7 years for PSUs.

17. (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted (loss) income per common share (in thousands, except per share data):

Basic (loss) income per common share	2018	2017	2016
Net (loss) income	$(2,840)	$3,704	$10,778
Net loss (income) allocated to participating securities	27	(63)	(208)

Net (loss) income allocated to common shareholders	$(2,813)	$3,641	$10,570

Basic weighted-average common shares outstanding	36,412	33,008	31,855

Basic (loss) income per common share	$(0.08)	$0.11	$0.33

Diluted (loss) income per common share	2018	2017	2016
Net (loss) income	$(2,840)	$3,704	$10,778
Net loss (income) allocated to participating securities	27	(61)	(202)

Net (loss) income allocated to common shareholders	$(2,813)	$3,643	$10,576

Basic weighted-average common shares outstanding	36,412	33,008	31,855
Effect of dilutive options and awards[a]	-	1,155	967

Diluted weighted-average common shares outstanding	36,412	34,163	32,822

Diluted (loss) income per common share	$(0.08)	$0.11	$0.32

a    We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares, because the inclusion of these stock options would be antidilutive to (loss) income per common share. For the year ended December 31, 2018 all stock options and awards were excluded from the calculation of weighted-average common shares outstanding as these would be antidilutive to the net loss. For the years ended December 31, 2017 and 2016 stock options to purchase 227,000 and 1,000 shares, respectively, were excluded from the calculation of diluted weighted-average common shares outstanding.

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

A member of our Board of Directors and a shareholder of the Company, who retired from the Board of Directors during 2018, was the former Chief of Thoracic Surgery of a university hospital that generated product and preservation services revenues of $443,000, $133,000, and $316,000 for us in 2018, 2017, and 2016, respectively. Additionally, the son of this former member of our Board of Directors received a retainer for performing heart and lung transplants from a medical center that generated product and preservation services revenues of $745,000, $793,000, and $479,000 for us in 2018, 2017, and 2016, respectively.

A member of our Board of Directors and a shareholder of the Company, who joined our Board of Directors during 2018, is the CEO of a hospital that generated product and preservation services revenues of $296,000 in 2018.

We expensed $23,000, $34,000, and $39,000 in 2018, 2017, and 2016, respectively, relating to supplies for clinical trials purchased from a company whose former Chief Financial Officer is a member of the Company’s Board of Directors and a shareholder of the Company.

We expensed $55,000, $53,000, and $44,000 in 2018, 2017, and 2016, respectively, relating to membership fees to a medical device trade association where our President and CEO is a current member of the Board of Directors.

19. Segment and Geographic Information

We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue, BioFoam, JOTEC products, On-X products, CardioGenesis cardiac laser therapy, PerClot, PhotoFix, HeRO Graft through the second quarter of 2016, and ProCol through the date of the sale of the ProCol product line in the first quarter of 2016. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

The primary measure of segment performance, as viewed by our management, is segment gross margin, or net external revenues less cost of products and preservation services. We do not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	2018	2017	2016
Revenues:
Medical devices	$187,394	$119,631	$113,992
Preservation services	75,447	70,071	66,388

Total revenues	262,841	189,702	180,380

Cost of products and preservation services:
Medical devices	53,772	29,798	28,033
Preservation services	36,085	31,262	33,448

Total cost of products and preservation services	89,857	61,060	61,481

Gross margin:
Medical devices	133,622	89,833	85,959
Preservation services	39,362	38,809	32,940

Total gross margin	$172,984	$128,642	$118,899

Net revenues by product for the years ended December 31, 2018, 2017, and 2016 were as follows (in thousands):

	2018	2017	2016
Products:
BioGlue and BioFoam	$66,660	$65,939	$63,461
JOTEC	63,341	4,136	--
On-X	44,832	37,041	34,232
CardioGenesis cardiac laser therapy	6,217	6,866	7,864
PerClot	3,767	3,533	4,021
PhotoFix	2,577	2,116	1,871
HeRO Graft	--	--	2,325
ProCol	--	--	218

Total products	187,394	119,631	113,992

Preservation services:
Cardiac tissue	35,683	32,510	29,697
Vascular tissue	39,764	37,561	36,691

Total preservation services	75,447	70,071	66,388

Total revenues	$262,841	$189,702	$180,380

Net revenues by geographic location attributed to countries based on the location of the customer for the years ended December 31, 2018, 2017, and 2016 were as follows (in thousands):

	2018	2017	2016
U.S.	$144,651	$135,102	$131,727
International	118,190	54,600	48,653

Total revenues	$262,841	$189,702	$180,380

For the year ended December 31, 2018, revenues attributable to customers in Germany accounted for 10% of total revenues as a result of the acquisition of JOTEC in December 2017. During December 31, 2017 and 2016 revenues attributed to customers in any individual country outside the U.S. were less than 10% of total revenues.

At December 31, 2018 and 2017 57% and 60%, respectively, of our long-lived assets were held in the U.S., where the corporate headquarters and a portion of our manufacturing facilities are located. Our long-lived international assets were $13.1 million as of December 31, 2018, of which 98% were located in Hechingen, Germany. Our long-lived international assets were $13.3 million as of December 31, 2017, of which 99% were located in Hechingen, Germany. At December 31, 2018 and 2017 $188.8 million and $188.3 million, respectively, of our goodwill was allocated entirely to our Medical Devices segment.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
REVENUE:
2018	$61,948	$68,496	$64,598	$67,799
2017	45,059	$47,818	$43,999	52,826 *
2016	43,016 **	47,083	45,252	45,029

GROSS MARGIN:
2018	$39,228	$45,851	$42,714	$45,191
2017	29,512	$32,905	$29,862	36,363 *
2016	27,621 **	30,301	29,782	31,195

NET (LOSS) INCOME:
2018	$(3,855)	$226	$1,565	$(776)
2017	2,223	$3,163	$1,325	(3,007)*
2016	2,541 **	2,347	2,993	2,897

(LOSS) INCOME PER COMMON SHARE—DILUTED:
2018	$(0.11)	$0.01	$0.04	$(0.02)
2017	0.06	$0.09	$0.04	0.09 *
2016	0.08 **	0.07	0.09	0.09

*	In December 2017 we completed our acquisition of JOTEC, which is also being operated as a wholly-owned subsidiary of CryoLife.
**

In January 2016 we completed our acquisition of On-X Life Technologies Holdings, Inc., which is being operated as a wholly-owned subsidiary of CryoLife. In 2016 we also sold our HeRO Graft product line and our ProCol product line, and ceased sales of these products during 2016.

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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of December 31, 2018, the CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended December 31, 2018 there were no other changes in our internal control over financial reporting that materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to “Management’s Report on Internal Control over Financial Reporting under Sarbanes-Oxley Section 404” on page 66 of this report.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to “Report of Independent Registered Public Accounting Firm” on page 67 of this report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The response to Item 10 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2018, with the exception of information concerning executive officers listed below.

The following table lists the executive officers of CryoLife as of December 31, 2018 and their ages, positions with CryoLife, and the dates from which they have continually served as executive officers with CryoLife. Each of the executive officers of CryoLife was elected by the Board of Directors to serve until the Board of Directors’ meeting immediately following the next annual meeting of shareholders or until his or her earlier removal by the Board of Directors or his or her resignation.

Name	Service as Executive	Age	Position
J. Patrick Mackin	Since 2014	52	Chairman, President, and Chief Executive Officer
Thomas J. Bogenschütz	Since 2018	52	Vice President, EMEA, General Manager, Hechingen
Scott B. Capps	Since 2007	52	Vice President, Clinical Research
John E. Davis	Since 2015	54	Senior Vice President, Global Sales and Marketing
Jean F. Holloway, Esq.	Since 2015	61	Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary
Amy D. Horton, CPA	Since 2006	48	Vice President and Chief Accounting Officer
D. Ashley Lee, CPA	Since 2000	54	Executive Vice President, Chief Operating Officer, and Chief Financial Officer
Jim McDermid	Since 2016	59	Senior Vice President, Chief Human Resources Officer Quality, and Regulatory
Michael S. Simpson	Since 2018	51	Senior Vice President, Regulatory Affairs and Quality Assurance

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

Thomas J. Bogenschütz was appointed to the position of Vice President, Europe, Middle East, and Africa and General Manager of JOTEC GmbH in Hechingen, Germany. Mr. Bogenschütz has 25 years of experience in the cardiac and vascular business. Over the past 16 years, while Mr. Bogenschütz served as CEO of the JOTEC Group, he developed the business into a leading European company in the vascular and endovascular industry. Prior to joining JOTEC, Mr. Bogenschütz worked as Investment Manager at LSmedcap GmbH where he developed and managed several medical startup companies. He began his career in the cardiac industry in various sales and marketing leadership roles. Mr. Bogenschütz received his Bachelor of Science in Industrial Engineering from the University of Applied Science, Esslingen, Germany in 1993.

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

Jim McDermid was appointed to the position of Senior Vice President, Chief Human Resources Officer in September 2016. Mr. McDermid joined the company from Medtronic, Inc. where he was Group Vice President of Human Resources for the Cardiac and Vascular Group. Prior to joining the Cardiac and Vascular Group, Mr. McDermid was the Vice President of Human Resources for Medtronic’s Spinal & Biologics Division, located in Memphis, TN. His other Medtronic positions included HR Director, U.S. Cardiovascular and HR Director, Structural Heart. Prior to Medtronic, Mr. McDermid worked for several Fortune 500 companies, including Rockwell International, Hudson Bay Company, Cooper Industries, and International Paper. Mr. McDermid holds a bachelor’s from the University of Toronto and a Master of Arts from McMaster University in Ontario.

Michael S. Simpson was appointed to the position of Senior Vice President, Regulatory Affairs and Quality Assurance in December 2018. Prior to joining CryoLife, Mr. Simpson served as Vice President, Regulatory and Clinical Affairs for Becton Dickinson Urology and Critical Care (legacy Bard). Other prior significant roles included Vice President, Quality and Regulatory Affairs for Beckman Coulter Life Sciences, operating company of Danaher Corporation, Vice President, Quality, Regulatory, Clinical Affairs, and Compliance Officer for Exactech, Inc., and multiple leadership roles in product development and quality engineering at Novoste Corporation. Mr. Simpson received Bachelor and Master of Science degrees in Mechanical Engineering from the Georgia Institute of Technology in Atlanta.

Item 11. Executive Compensation.

The response to Item 11 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The response to Item 12 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December  31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to Item 13 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2018.

Item 14. Principal Accounting Fees and Services.

The response to Item 14 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following are consolidated financial statements of CryoLife, Inc. and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

(a)	1. Financial Statements.

Consolidated Financial Statements begin on page 69.

2.	Financial Statement Schedules.

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

CRYOLIFE, INC.

February 26, 2019	By	/s/ J. PATRICK MACKIN
J. Patrick Mackin
President, Chief Executive Officer, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. PATRICK MACKIN J. Patrick Mackin	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2019
/s/ D. ASHLEY LEE D. Ashley Lee	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)	February 26, 2019
/s/ AMY D. HORTON Amy D. Horton	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019

/s/ THOMAS F. ACKERMAN Thomas F. Ackerman	Director	February 26, 2019

/s/ DANIEL J. BEVEVINO Daniel J. Bevevino	Director	February 26, 2019

/s/ MARNA P. BORGSTROM Marna P. Borgstrom	Director	February 26, 2019

/s/ JAMES W. BULLOCK James W. Bullock	Director	February 26, 2019

/s/ JEFFREY H. BURBANK Jeffrey H. Burbank	Director	February 26, 2019

/s/ RONALD D. MCCALL Ronald D. McCall	Director	February 26, 2019

/s/ HARVEY MORGAN Harvey Morgan	Director	February 26, 2019

/s/ JON W. SALVESON Jon W. Salveson	Director	February 26, 2019

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of December 22, 2015, by and among CryoLife, Inc., On-X Life Technologies Holdings, Inc., Cast Acquisition Corporation, Fortis Advisors LLC and each of the security holders who becomes a party thereto. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2016.)

2.2	Securities Purchase Agreement, dated as of October 10, 2017, by and among CryoLife, Inc., CryoLife Germany HoldCo GmbH, Jolly Buyer Acquisition GmbH, JOTEC AG, each of the security holders identified therein, and Lars Sunnanväder as the representative of such security holders. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 11, 2017.)

3.1	Amended and Restated Articles of Incorporation of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2015.)

3.2	Amended and Restated By-Laws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed February 22, 2018.)

4.1	Form of Certificate for our Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.1†	CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.1(a)†	Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed June 22, 2012.)

10.1(b)†	First Amendment to the Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan, dated July 24, 2012. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.1(c)†	Second Amended and Restated CryoLife Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed April 8, 2014.)

10.1(d)†	Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan entered into with each Named Executive Officer. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.2†	CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed July 28, 2015.)

10.2(a)†*	CryoLife, Inc. Equity and Cash Incentive Plan, as amended.

10.2(b)†	Form of 2018 Performance Share Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(b) to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.2(c)†	Form of 2018 Officer Restricted Stock Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(c) to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.2(d)†	Form of 2018 Non-Employee Director Restricted Stock Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(d) to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.2(e)†	Form of 2018 Grant of Non-Qualified Stock Option pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(e) to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.3	CryoLife, Inc. Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed April 10, 1996.)

10.3(a)	First Amendment to the CryoLife, Inc. Employee Stock Purchase Plan. (Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed May 20, 2010.)

Exhibit Number	Description

10.4†	CryoLife, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.5†*	Summary of 2018 Compensation Arrangements with Non-Employee Directors.

10.6†	Employment Agreement between CryoLife, Inc. and J. Patrick Mackin, dated as of July 7, 2014. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2014.)

10.7†	Stock Option Grant Agreement by and between CryoLife, Inc. and J. Patrick Mackin, dated September 2, 2014. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed October 28, 2014.)

10.8†	Form of Indemnification Agreement for Non-Employee Directors and Certain Officers. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 23, 2017.)

10.9†	Change of Control Severance Agreement between CryoLife, Inc. and John E. Davis, dated November 21, 2016. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.10†	Change of Control Severance Agreement between CryoLife, Inc. and Jean F. Holloway, dated November 21, 2016 (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 22, 2016.)

10.11†	Change of Control Severance Agreement between CryoLife, Inc. and D. Ashley Lee, dated November 21, 2016 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed November 22, 2016.)

10.12†	Change of Control Severance Agreement between CryoLife, Inc. and James McDermid, dated November 21, 2016. (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.13	Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated April 18, 1995. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10.13 (a)	First Amendment to Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.13 (b)	Restatement and Amendment to Funding Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.13 (c)	Second Amendment to Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to P&L Barrett, L.P., dated May 10, 2010. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.14++	Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated March 2, 2009. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

Exhibit Number	Description

10.14 (a)++	First Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated November 15, 2012. (Incorporated herein by reference to Exhibit 10.14(a) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.14 (b)++	Second Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated January 29, 2015. (Incorporated herein by reference to Exhibit 10.14(b) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.14 (c)++	Third Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated January 29, 2015. (Incorporated herein by reference to Exhibit 10.14(c) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.15	Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 23, dated October 27, 2017 and November 2, 2017. (Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.15(a)	First Amendment to Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 23, dated December 28, 2017 and January 1, 2018. (Incorporated herein by reference to Exhibit 10.15(a) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.16++	Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 25, dated October 27, 2017 and November 2, 2017. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.16(a)++	First Amendment to Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 25, dated April 27, 2018. (Incorporated herein by reference to Exhibit 10.16(a) to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2018.)

10.17	Credit and Guaranty Agreement, dated as of December 1, 2017, by and among CryoLife, Inc., CryoLife International, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., AuraZyme Pharmaceuticals, Inc., the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 1, 2017.)

10.17(a)	First Amendment to Credit and Guaranty Agreement by and among CryoLife, Inc., CryoLife International, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., AuraZyme Pharmaceuticals, Inc., the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, dated as of October 26, 2018. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed October 31, 2018.)

21.1*	Subsidiaries of CryoLife, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* 101.LAB*	XBRL Taxonomy Extension Definition Linkbase XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Indicates management contract or compensatory plan or arrangement.

+	The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

++	The Registrant has been granted confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.