Form 10-Q
period 2019-06-30
CRYOLIFE INC
filed 2019-07-31
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 1-13165

CRYOLIFE INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2019
Common Stock, $.01 par value	37,495,602

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues:
Products	$51,168	$49,313	$99,569	$92,911
Preservation services	19,971	19,183	39,075	37,533
Total revenues	71,139	68,496	138,644	130,444

Cost of products and preservation services:
Products	14,489	13,550	28,315	27,707
Preservation services	9,684	9,095	19,090	17,658
Total cost of products and preservation services	24,173	22,645	47,405	45,365

Gross margin	46,966	45,851	91,239	85,079

Operating expenses:
General, administrative, and marketing	34,623	34,727	71,143	72,075
Research and development	5,841	5,719	11,389	11,089
Total operating expenses	40,464	40,446	82,532	83,164

Operating income	6,502	5,405	8,707	1,915

Interest expense	3,811	4,103	7,705	7,759
Interest income	(233)	(30)	(349)	(89)
Other expense, net	185	1,466	262	1,285

Income (loss) before income taxes	2,739	(134)	1,089	(7,040)
Income tax benefit	(93)	(360)	(1,446)	(3,411)

Net income (loss)	$2,832	$226	$2,535	$(3,629)

Income (loss) per common share:
Basic	$0.08	$0.01	$0.07	$(0.10)
Diluted	$0.07	$0.01	$0.07	$(0.10)

Weighted-average common shares outstanding:
Basic	37,156	36,318	36,968	36,233
Diluted	37,838	37,249	37,789	36,233

Net income (loss)	$2,832	$226	$2,535	$(3,629)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,995	(11,765)	(786)	(4,626)
Comprehensive income (loss)	$5,827	$(11,539)	$1,749	$(8,255)

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,747	$41,489
Restricted securities	508	747
Trade receivables, net	54,771	47,108
Other receivables	6,967	4,324
Inventories	45,422	45,478
Deferred preservation costs	32,416	33,174
Prepaid expenses and other	8,726	6,848
Total current assets	188,557	179,168

Property and equipment, net	30,823	31,028
Operating lease right-of-use assets, net	22,413	--
Goodwill	188,106	188,781
Acquired technology, net	113,567	118,184
Other intangibles, net	40,977	41,897
Deferred income taxes	3,975	4,111
Other	8,705	7,922
Total assets	$597,123	$571,091

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,942	$7,547
Accrued compensation	9,432	10,733
Current portion of long-term debt	1,164	1,160
Current maturities of operating leases	5,021	--
Taxes payable	2,489	2,250
Accrued expenses and other	12,420	12,833
Total current liabilities	37,468	34,523

Long-term debt	215,013	215,721
Non-current maturities of operating leases	19,241	--
Deferred income taxes	26,672	27,267
Other	16,576	18,513
Total liabilities	314,970	296,024

Commitments and contingencies

Shareholders' equity:
Preferred stock	--	--
Common stock (issued shares of 38,943 in 2019 and 38,463 in 2018)	389	385
Additional paid-in capital	265,694	260,361
Retained earnings	37,519	34,984
Accumulated other comprehensive loss	(6,858)	(6,072)
Treasury stock at cost (shares of 1,484 in 2019 and 1,484 in 2018)	(14,591)	(14,591)
Total shareholders' equity	282,153	275,067

Total liabilities and shareholders' equity	$597,123	$571,091

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 30,
	2019	2018
	(Unaudited)
Net cash flows from operating activities:
Net income (loss)	$2,535	$(3,629)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	8,731	9,105
Non-cash compensation	4,119	3,117
Deferred income taxes	(301)	(2,871)
Other non-cash adjustments to income (loss)	4,032	1,478

Changes in operating assets and liabilities:
Receivables	(10,446)	(6,720)
Inventories and deferred preservation costs	262	1,125
Prepaid expenses and other assets	(3,131)	(2,257)
Accounts payable, accrued expenses, and other liabilities	(3,894)	(8,308)
Net cash flows provided by (used in) operating activities	1,907	(8,960)

Net cash flows from investing activities:
Capital expenditures	(3,344)	(3,353)
Other	(302)	(278)
Net cash flows used in investing activities	(3,646)	(3,631)

Net cash flows from financing activities:
Repayment of term loan	(1,393)	(1,400)
Proceeds from exercise of stock options and issuance of common stock	3,582	943
Redemption and repurchase of stock to cover tax withholdings	(2,664)	(1,811)
Other	(349)	(692)
Net cash flows used in financing activities	(824)	(2,960)

Effect of exchange rate changes on cash, cash equivalents, and restricted securities	582	517
Decrease in cash, cash equivalents, and restricted securities	(1,981)	(15,034)

Cash, cash equivalents, and restricted securities beginning of period	42,236	40,753
Cash, cash equivalents, and restricted securities end of period	$40,255	$25,719

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2019	38,756	$388	$261,991	$34,687	$(9,853)	(1,484)	$(14,591)	$272,622
Net income	--	--	--	2,832	--	--	--	2,832
Other comprehensive income:
Foreign currency translation income	--	--	--	--	2,995	--	--	2,995
Comprehensive income								5,827
Equity compensation	40	--	2,439	--	--	--	--	2,439
Exercise of options	156	2	1,551	--	--	--	--	1,553
Redemption and repurchase of stock to cover tax withholdings	(9)	(1)	(287)	--	--	--	--	(288)
Balance at June 30, 2019	38,943	$389	$265,694	$37,519	$(6,858)	(1,484)	$(14,591)	$282,153

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	38,463	$385	$260,361	$34,984	$(6,072)	(1,484)	$(14,591)	$275,067
Net income	--	--	--	2,535	--	--	--	2,535
Other comprehensive income:
Foreign currency translation loss	--	--	--	--	(786)	--	--	(786)
Comprehensive income								1,749
Equity compensation	245	2	4,417	--	--	--	--	4,419
Exercise of options	301	3	3,001	--	--	--	--	3,004
Employee stock purchase plan	25	--	578	--	--	--	--	578
Redemption and repurchase of stock to cover tax withholdings	(91)	(1)	(2,663)	--	--	--	--	(2,664)
Balance at June 30, 2019	38,943	$389	$265,694	$37,519	$(6,858)	(1,484)	$(14,591)	$282,153

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2018	38,115	$381	$252,251	$33,969	$8,996	(1,484)	$(14,591)	$281,006
Net income	--	--	--	226	--	--	--	226
Other comprehensive loss:
Foreign currency translation loss	--	--	--	--	(11,765)	--	--	(11,765)
Comprehensive loss								(11,539)
Equity compensation	64	--	2,001	--	--	--	--	2,001
Exercise of options	37	1	336	--	--	--	--	337
Redemption and repurchase of stock to cover tax withholdings	(12)	--	(300)	--	--	--	--	(300)
Balance at June 30, 2018	38,204	$382	$254,288	$34,195	$(2,769)	(1,484)	$(14,591)	$271,505

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	37,618	$376	$249,935	$37,609	$1,857	(1,386)	$(12,719)	$277,058
Cumulative effect of ASC 606 Adjustment	--	--	--	215	--	--	--	215
Net loss	--	--	--	(3,629)	--	--	--	(3,629)
Other comprehensive loss:
Foreign currency translation loss	--	--	--	--	(4,626)	--	--	(4,626)
Comprehensive loss								(8,040)
Equity compensation	289	1	3,354	--	--	--	--	3,355
Exercise of options	354	5	2,222	--	--	(98)	(1,872)	355
Employee stock purchase plan	37	--	588	--	--	--	--	588
Redemption and repurchase of stock to cover tax withholdings	(94)	--	(1,811)	--	--	--	--	(1,811)
Balance at June 30, 2018	38,204	$382	$254,288	$34,195	$(2,769)	(1,484)	$(14,591)	$271,505

See accompanying Notes to Consolidated Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Overview

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2018 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of, and for the three and six months ended, June 30, 2019 and 2018 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019.

New Accounting Standards

Recently Adopted

As of January 1, 2019 we adopted the Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to former Topic 840, Leases. We used the modified retrospective approach, which allows application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented. The adoption of this standard resulted in the recognition of operating lease agreements with a net present value of $22.7 million and corresponding right-of-use assets obtained in the same amount at January 1, 2019. See Note 7 for further discussion of leases.

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

2. Financial Instruments

The following is a summary of our financial instruments measured at fair value (in thousands):

June 30, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,458	$--	$--	$1,458
Restricted securities:
Money market funds	508	--	--	508
Total assets	$1,966	$--	$--	$1,966

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,445	$--	$--	$1,445
Restricted securities:
Money market funds	747	--	--	747
Total assets	$2,192	$--	$--	$2,192

We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds.

3. Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and restricted securities (in thousands):

		Unrealized	Estimated
		Holding	Market
June 30, 2019	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$1,458	$--	$1,458
Restricted securities:
Money market funds	508	--	508

		Unrealized	Estimated
		Holding	Market
December 31, 2018	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$1,445	$--	$1,445
Restricted securities:
Money market funds	747	--	747

As of June 30, 2019 and December 31, 2018 all of our money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations.

There were no gross realized gains or losses on cash equivalents and restricted securities in the three and six months ended June 30, 2019 and 2018. As of June 30, 2019 $508,000 of our restricted securities had a maturity date within three months. As of December 31, 2018 $512,000 of our restricted securities had a maturity date within three months and $235,000 had a maturity date between three months and one year.

4. Inventories and Deferred Preservation Costs

Inventories at June 30, 2019 and December 31, 2018 were comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials and supplies	$18,496	$17,381
Work-in-process	4,382	3,858
Finished goods	22,544	24,239
Total inventories	$45,422	$45,478

Deferred preservation costs at June 30, 2019 and December 31, 2018 were comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Cardiac tissues	$16,171	$15,972
Vascular tissues	16,245	17,202
Total deferred preservation costs	$32,416	$33,174

We maintain consignment inventory of our On-X Life Technologies Holdings, Inc. (“On-X”) heart valves at domestic hospital locations and On-X heart valves and JOTEC products at international hospital locations to facilitate usage. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of June 30, 2019 we had $13.0 million in consignment inventory, with approximately 50% in domestic locations and 50% in foreign locations. As of December 31, 2018 we had $11.2 million in consignment inventory, with approximately 55% in domestic locations and 45% in foreign locations.

5. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of June 30, 2019 and December 31, 2018 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Goodwill	$188,106	$188,781
In-process R&D	9,325	9,382
Procurement contracts and agreements	2,013	2,013
Trademarks	844	844

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

As of June 30, 2019 and December 31, 2018 our entire goodwill balance was related to our Medical Devices segment.

Medical Devices Segment
Balance as of December 31, 2018	$188,781
Revaluation of goodwill denominated in foreign currency	(675)
Balance as of June 30, 2019	$188,106

Definite Lived Intangible Assets

As of June 30, 2019 and December 31, 2018 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands):

	Gross Carrying	Accumulated	Amortization
June 30, 2019	Value	Amortization	Period
Acquired technology	$134,408	$20,841	11	–	22	Years
Customer lists and relationships	31,157	5,825	13	–	22	Years
Distribution and manufacturing rights and know-how	4,059	2,251	11	–	15	Years
Patents	3,626	3,030			17	Years
Other	1,496	437	3	–	5	Years

	Gross Carrying	Accumulated	Amortization
December 31, 2018	Value	Amortization	Period
Acquired technology	$134,999	$16,815	11	–	22	Years
Customer lists and relationships	31,169	5,068	13	–	22	Years
Distribution and manufacturing rights and know-how	4,059	2,107	11	–	15	Years
Patents	3,656	2,970			17	Years
Other	1,154	235	3	–	5	Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on our Summary Consolidated Statement of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization expense	$2,557	$2,753	$5,136	$5,487

As of June 30, 2019 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder
	of 2019	2020	2021	2022	2023	2024	Total
Amortization expense	$5,186	$10,208	$10,185	$9,639	$9,227	$9,005	$53,450

6. Income Taxes

Income Tax Expense

Our effective income tax rate was a benefit of 3% and 133% for the three and six months ended June 30, 2019, respectively, as compared to a benefit of 269% and 48% for the three and six months ended June 30, 2018, respectively. The change in the tax rate for the three and six months ended June 30, 2019 is primarily due to a change in pre-tax book income for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018.

The income tax rate for the three and six months ended June 30, 2019 was impacted by excess tax benefit deductions related to stock compensation, which increased income tax benefits by approximately $700,000 and $1.9 million, respectively.  The income tax rate was also favorably impacted by losses in high rate jurisdictions, partially offset by unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

The income tax rate for the three and six months ended June 30, 2018 was impacted by excess tax benefit deductions related to stock compensation, which increased income tax benefits by approximately $300,000 and $1.4 million, respectively, and losses in high rate jurisdictions. These factors were partially offset by impacts of non-deductible operating expenses and executive compensation expenses.

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

As of June 30, 2019 we maintained a total of $3.9 million in valuation allowances against deferred tax assets, primarily related to state net operating loss carryforwards, and had a net deferred tax liability of $22.7 million. As of December 31, 2018 we had a total of $3.4 million in valuation allowances against deferred tax assets, primarily related to state net operating loss carryforwards, and a net deferred tax liability of $23.2 million.

7. Leases

In February 2016 the FASB amended its ASC and created a new Topic 842, Leases. The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all long-term leases at the commencement date and recognize expenses on their statements of income similar to the former Topic 840, Leases. It is effective for fiscal years and interim periods beginning after December 15, 2018 and early adoption was permitted. We adopted ASC 842, Leases effective January 1, 2019 using the modified retrospective approach, which allows application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented. Therefore, no changes have been made to the 2018 financial statements.

The adoption of this standard resulted in the recognition of operating lease agreements with a net present value of $22.7 million, and corresponding right-of-use assets obtained in the same amount, at January 1, 2019. The leases were recognized with a weighted average discount rate of 5.5% and a weighted average remaining lease term of six years. In addition, deferred rent obligations of approximately $2.4 million recognized under prior lease rules were offset against the corresponding right-of-use asset and will be reflected in amortization over the remaining life of the lease. Our leases had remaining lease terms of one year up to 11 years, some of which had options to extend the leases for up to 29 years and one lease contained a termination option with a two year notice requirement. The adoption of the new leasing standard had no significant impact on covenants or other provisions of our current term and revolver loan facility agreements.

We exercised judgment in the adoption of the new leasing standard, including the determination of whether a financial arrangement includes a lease and in determining the appropriate discount rates to be applied to leases based on our general collateralized credit standing and the geographical market considerations impacting lease rates across all locations. When available, we use the implicit discount rate in the lease contract to discount lease payments to present value. If an implicit discount rate is not available in the lease contract, we used our incremental borrowing rate. We elected the package of practical expedients permitted under the transition guidance of the new leasing standard which includes a provision which allows us to carry forward the historical lease classification of identified leasing arrangements and not reassess (i) classification for any existing leases, (ii) whether any expired or existing agreements are or contain a lease, or (iii) whether any initial direct costs qualified for capitalization. We have also elected the practical expedients that allow us to omit leases with initial terms of 12 months or less from our balance sheet, which are expensed on a straight-line basis over the life of the lease. We have elected not to separate lease and non-lease components for future leases.

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

We sublease, on an operating lease basis, two unused office space facilities near our corporate office. Total annual rental income for these facilities is approximately $910,000.

Supplemental consolidated balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Operating leases:	June 30, 2019
Operating lease right-of-use assets	$24,828
Accumulated amortization	(2,415)
Operating lease right-of-use assets, net	$22,413

Current maturities of operating leases	$5,021
Non-current maturities of operating lease	19,241
Total operating lease liabilities	$24,262

Finance leases:
Property and equipment, at cost	$7,627
Accumulated amortization	(1,302)
Property and equipment, net	$6,325

Current maturities of finance leases	$665
Non-current maturities of finance leases	5,611
Total finance lease liabilities	$6,276

Weighted average remaining lease term (in years):
Operating leases	5.9
Finance leases	11

Weighted average discount rate:
Operating leases	5.5%
Finance leases	2.0%

Current maturities of finance leases are included as a component of Accrued Expenses and Other and non-current maturities of finance leases are included as a component of Other Long-Term Liabilities on our Summary Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, Administrative, and Marketing Expenses on our Summary Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Amortization of property and equipment	$209	$420
Interest expense on finance leases	31	63
Total finance lease expense	240	483
Operating lease expense	1,589	3,153
Short-term lease expense	-	-
Sublease income	(226)	(452)
Total lease expense	$1,603	$3,184

A summary of our supplemental cash flow information is as follows (in thousands):

Six Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	June 30, 2019
Operating cash flows for finance leases	$64
Operating cash flows for operating leases	3,311
Financing cash flows for finance leases	350

Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance	Operating	Sublease
	Leases	Leases	Income
Remainder of 2019	$437	$2,941	$456
2020	676	6,275	921
2021	637	5,802	930
2022	582	3,418	380
2023	582	2,327	--
Thereafter	4,075	7,411	--
Total minimum lease payments	$6,989	$28,174	$2,687
Less amount representing interest	(713)	(3,912)
Present value of net minimum lease payments	6,276	24,262
Less current maturities	(665)	(5,021)
Lease liabilities, less current maturities	$5,611	$19,241

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

On December 1, 2017 we borrowed the entire $225.0 million Term Loan Facility. The proceeds of the Term Loan Facility were used along with cash on hand and shares of CryoLife common stock to (i) fund the acquisition of JOTEC and its subsidiaries (the “JOTEC Acquisition”), (ii) pay certain fees and expenses related to the JOTEC Acquisition and the Credit Agreement, and (iii) pay the outstanding balance of our prior credit facility.  The Revolving Credit Facility is undrawn following the JOTEC Acquisition and may be used for working capital, capital expenditures, acquisitions permitted under the Credit Agreement, and other general corporate purposes pursuant to the terms of the Credit Agreement.

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

In October 2018 we finalized an amendment to the Credit Agreement to reprice interest rates, resulting in a reduction in the interest rate margins over base rates on the Term Loan Facility. The loan under the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. Prior to the repricing, the optional floating annual rate was equal to either the base rate plus a margin of 3.00%, or LIBOR, plus a margin of 4.00%. The loan under the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR, plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of June 30, 2019 the aggregate interest rate was 5.58% per annum. We are obligated to pay an unused commitment fee equal to 0.50% of the unutilized portion of the revolving loans. In addition, we are also obligated to pay other customary fees for a credit facility of this size and type.

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

The Credit Agreement includes certain customary events of default that include, among other things, non-payment of principal, interest, or fees; inaccuracy of representations and warranties; breach of covenants; cross-default to certain material indebtedness; bankruptcy and insolvency; and change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Credit Agreement immediately due and payable and may exercise the other rights and remedies provided under the Credit Agreement and related loan documents. As of June 30, 2019 and December 31, 2018 there were no outstanding balances on our Revolving Credit Facility and the remaining availability was $30.0 million.

Government Supported Bank Debt

In June 2015 JOTEC obtained two loans from Sparkasse Zollernalb, which are government sponsored by the Kreditanstalt für Wiederaufbau Bank (“KFW”). Both KFW loans have a term of nine years and the interest rates are 2.45% and 1.40%.

Loan Balances

The short-term and long-term balances of our term loan and other borrowings were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Term loan balance	$221,625	$222,750
2.45% Sparkasse Zollernalb (KFW Loan 1)	1,169	1,318
1.40% Sparkasse Zollernalb (KFW Loan 2)	1,637	1,885
Total loan balance	224,431	225,953
Less unamortized loan origination costs	(8,254)	(9,072)
Net borrowings	216,177	216,881
Less short-term loan balance	(1,164)	(1,160)
Long-term loan balance	$215,013	$215,721

Interest Expense

Interest expense was $3.8 million and $7.7 million for the three and six months ended June 30, 2019, respectively, as compared to $4.1 million and $7.8 million for the three and six months ended June 30, 2018, respectively. Interest expense includes interest on debt and uncertain tax positions in both periods.

9. Commitments and Contingencies

Liability Claims

Our estimated unreported loss liability was $1.9 million and $1.7 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the related recoverable insurance amounts were $897,000 and $693,000, respectively. We accrue our estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and record the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the estimated liability as of June 30, 2019 could have been as high as $3.7 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

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

As of June 30, 2019 we had $1.5 million in prepaid royalties, $2.2 million in intangible assets, net, and $1.3 million in property and equipment, net on our Summary Consolidated Balance Sheets related to the PerClot product line. If we do not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

10. Revenue Recognition

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

•Domestic Hospitals – direct sales of products and preservation services.

•International Hospitals – direct sales of products and preservation services.

•International Distributors – generally these contracts specify a geographic area that the distributor will service, terms and conditions of the relationship, and purchase targets for the next calendar year.

•CardioGenesis Cardiac Laser Console Trials and Sales – CardioGenesis cardiac trialed laser consoles are delivered under separate agreements.

For the three and six months ended June 30, 2019 and 2018 the sources of revenue were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Domestic hospitals	$36,344	$35,139	$71,955	$68,682
International hospitals	22,532	21,902	43,102	40,951
International distributors	10,365	9,877	19,975	17,887
CardioGenesis cardiac laser therapy	1,898	1,578	3,612	2,924
Total sources of revenue	$71,139	$68,496	$138,644	$130,444

Also see segment and geographic disaggregation information in Note 13 below.

Contract Balances

We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra DESIGN ENGINEERING product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of June 30, 2019 and 2018.

We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of June 30, 2019 and 2018 were not material.

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

Equity Grants

During the six months ended June 30, 2019 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees, RSAs to non-employee Directors and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 492,000 shares and had an aggregate grant date market value of $14.6 million. Two types of PSUs were granted in 2019, one with a short-term performance component and the other with a long-term performance component. If performance thresholds are met, the short-term PSUs granted in 2019 represent the right to receive up to 150% of the target number of shares of common stock. The performance component of the short-term PSU awards granted in 2019 is based on attaining specified levels of adjusted earnings before interest, taxes, depreciation, and amortization, (“EBITDA”), as defined in the PSU grant documents, for the 2019 calendar year. If performance thresholds are met, the long-term PSUs granted in 2019 represent the right to receive up to 288% of the target number of shares of common stock. The performance component of the long-term PSU awards granted in 2019 is based on attaining specified levels of adjusted revenue growth and gross margin, as defined in the PSU grant document, for the years 2019 through 2023. We currently believe that achievement of the performance component for both types of PSUs is probable, and we reevaluate this likelihood on a quarterly basis.

During the six months ended June 30, 2018 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees, RSAs to non-employee Directors and RSAs and PSUs to certain Company officers, which, including PSUs at target levels, together totaled 305,000 shares of common stock and had an aggregate grant date market value of $6.8 million. The PSUs granted in 2018 represented the right to receive up to 150% of the target number of shares of common stock based on meeting performance thresholds. The performance component of PSU awards granted in 2018 was based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2018 calendar year. The PSUs granted in 2018 earned 80% of the target number of shares.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 169,000 and 219,000 shares to certain Company officers during the six months ended June 30, 2019 and 2018, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 24,000 shares and 36,000 shares in the six months ended June 30, 2019 and 2018, respectively, through the ESPP. There were no purchases of shares through the ESPP during the three months ended June 30, 2019 and 2018.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Stock Options	ESPP	Stock Options	ESPP
Expected life	N/A	0.5 Years	5.0 Years	0.5 Years
Expected stock price volatility	N/A	0.39	0.40	0.39
Risk-free interest rate	N/A	2.56%	2.54%	2.56%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
RSA, RSU, and PSU expense	$1,936	$1,521	$3,446	$2,469
Stock option and ESPP expense	502	483	973	889
Total stock compensation expense	$2,438	$2,004	$4,419	$3,358

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $168,000 and $300,000 in the three and six months ended June 30, 2019, respectively, and $132,000 and $238,000 in the three and six months ended June 30, 2018, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.

As of June 30, 2019 we had total unrecognized compensation costs of $16.1 million related to RSAs, RSUs, and PSUs and $2.8 million related to unvested stock options. As of June 30, 2019 this expense is expected to be recognized over a weighted-average period of 2.8 years for PSUs, 2.0 years for stock options, 1.9 years for RSUs, and 1.5 years for RSAs.

12. Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic income (loss) per common share	2019	2018	2019	2018
Net income (loss)	$2,832	$226	$2,535	$(3,629)
Net (income) loss allocated to participating securities	(19)	(2)	(18)	31
Net income (loss) allocated to common shareholders	$2,813	$224	$2,517	$(3,598)

Basic weighted-average common shares outstanding	37,156	36,318	36,968	36,233
Basic income (loss) per common share	$0.08	$0.01	$0.07	$(0.10)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Diluted income (loss) per common share	2019	2018	2019	2018
Net income (loss)	$2,832	$226	$2,535	$(3,629)
Net (income) loss allocated to participating securities	(18)	(2)	(18)	31
Net income (loss) allocated to common shareholders	$2,814	$224	$2,517	$(3,598)

Basic weighted-average common shares outstanding	37,156	36,318	36,968	36,233
Effect of dilutive stock options and awards	682	931	821	--
Diluted weighted-average common shares outstanding	37,838	37,249	37,789	36,233
Diluted income (loss) per common share	$0.07	$0.01	$0.07	$(0.10)

We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. Accordingly, for the three and six months ended June 30, 2019 stock options to purchase a weighted-average of 158,000 and 105,000 shares, respectively, were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding. For the three months ended June 30,

2018 stock options to purchase a weighted-average of 219,000 shares were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding. For the six months ended June 30, 2018 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss.

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Medical devices	$51,168	$49,313	$99,569	$92,911
Preservation services	19,971	19,183	39,075	37,533
Total revenues	71,139	68,496	138,644	130,444

Cost of products and preservation services:
Medical devices	14,489	13,550	28,315	27,707
Preservation services	9,684	9,095	19,090	17,658
Total cost of products and preservation services	24,173	22,645	47,405	45,365

Gross margin:
Medical devices	36,679	35,763	71,254	65,204
Preservation services	10,287	10,088	19,985	19,875
Total gross margin	$46,966	$45,851	$91,239	$85,079

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Products:
BioGlue	$17,933	$17,069	$35,155	$33,039
JOTEC	17,208	17,205	33,162	31,665
On-X	12,410	11,888	24,141	22,197
CardioGenesis cardiac laser therapy	1,898	1,578	3,612	2,924
PerClot	784	968	1,834	1,940
PhotoFix	935	605	1,665	1,146
Total products	51,168	49,313	99,569	92,911

Preservation services:
Cardiac tissue	10,500	9,055	19,430	17,158
Vascular tissue	9,471	10,128	19,645	20,375
Total preservation services	19,971	19,183	39,075	37,533

Total revenues	$71,139	$68,496	$138,644	$130,444

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

All statements included herein, other than statements of historical facts, that address activities, events, or developments that we expect or anticipate will or may occur in the future, or that reflect our beliefs about the future and/or expectations, are forward-looking statements, including statements about the following:

•Our belief that our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of goods in their local currencies;

•Our belief regarding the international growth opportunity that would be provided by obtaining regulatory approval for BioGlue in China;

•Our belief that revenue from cardiac laser therapy can vary from quarter to quarter and year to year due to the use of cardiac laser therapy adjunctively with cardiac bypass surgery by a limited number of physicians;

•Our plans, costs, and expected timeline regarding regulatory approval for PerClot in the U.S. and additional international markets and the distribution of PerClot in those markets after the requisite regulatory approvals are obtained;

•Our belief that revenues for preservation services, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services;

•Our beliefs regarding the seasonal nature of the demand for some of our products and services and the reasons for such seasonality, if any;

•Our belief that our cash from operations and existing cash and cash equivalents will enable us to meet our current operational liquidity needs for at least the next twelve months, our expectations regarding future cash requirements, and the impact that our cash requirements might have on our cash flows for the next twelve months;

•Our expectation regarding the impact on cash flows of undertaking significant business development activities and the potential need to obtain additional borrowing capacity or financing;

•Our belief that we will incur expenses for clinical research work to gain regulatory approvals for products or indications, including JOTEC, On-X, PerClot, and BioGlue products, and expenses for research and development for new products.

•Our belief that the utilization of net operating loss carryforwards from our acquisitions of JOTEC, On-X, Hemosphere, Inc., and Cardiogenesis Corporation will not have a material impact on income taxes for the 2019 tax year; and

•Other statements regarding future plans and strategies, anticipated events, or trends.

These and other forward-looking statements reflect the views of management at the time such statements are made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described under Part II, Item 1A, “Risks Factors” in this Form 10-Q and elsewhere throughout this report, the risks described under in Part I, Item 1A, “Risks Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere throughout that report, and other risks which we may not be able to identify in advance, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim, any duty to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We reported quarterly revenues of $71.1 million in the three months ended June 30, 2019, a 4% increase from the quarter ended June 30, 2018 primarily due to an increase in revenues from BioGlue, On-X, and preservation services. See the “Results of Operations” section below for additional analysis of the three and six months ended June 30, 2019.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2018. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the quarter ended June 30, 2019 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncements

See Note 1 of “Notes to Summary Consolidated Financial Statements” for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

(Tables in thousands)

Revenues

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Three Months Ended		From Prior	Three Months Ended
	June 30,		Year	June 30,
	2019	2018		2019	2018
Products:
BioGlue	$17,933	$17,069	5%	25%	25%
JOTEC	17,208	17,205	--%	24%	25%
On-X	12,410	11,888	4%	18%	17%
CardioGenesis cardiac laser therapy	1,898	1,578	20%	3%	2%
PerClot	784	968	-19%	1%	2%
PhotoFix	935	605	55%	1%	1%
Total products	51,168	49,313	4%	72%	72%

Preservation services:
Cardiac tissue	10,500	9,055	16%	15%	13%
Vascular tissue	9,471	10,128	-6%	13%	15%
Total preservation services	19,971	19,183	4%	28%	28%

Total	$71,139	$68,496	4%	100%	100%

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Six Months Ended		From Prior	Six Months Ended
	June 30,		Year	June 30,
	2019	2018		2019	2018
Products:
BioGlue	$35,155	$33,039	6%	25%	25%
JOTEC	33,162	31,665	5%	24%	24%
On-X	24,141	22,197	9%	18%	17%
CardioGenesis cardiac laser therapy	3,612	2,924	24%	3%	2%
PerClot	1,834	1,940	-5%	1%	2%
PhotoFix	1,665	1,146	45%	1%	1%
Total products	99,569	92,911	7%	72%	71%

Preservation services:
Cardiac tissue	19,430	17,158	13%	14%	13%
Vascular tissue	19,645	20,375	-4%	14%	16%
Total preservation services	39,075	37,533	4%	28%	29%

Total	$138,644	$130,444	6%	100%	100%

Revenues increased 4% and 6% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018. The increase in revenues for the three months ended June 30, 2019 was primarily due to increases in BioGlue and On-X product revenues, as well as preservation services revenues. The increase in revenues for the six months ended June 30, 2019 was primarily due to increases in BioGlue, On-X, and JOTEC product revenues, as well as preservation services revenues. Excluding the effects for foreign exchange, revenues increased 7% and 9% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018. A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2019 is presented below.

Products

Revenues from products increased 4% and 7% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018. The increase in the three months was primarily due to the increase in revenues from the sale of BioGlue and On-X products. The increase in the six months was primarily due to the increase in revenues from the sale of BioGlue, On-X, and JOTEC products. A detailed discussion of the changes in product revenues for BioGlue, JOTEC, On-X, CardioGenesis cardiac laser therapy, PerClot, and PhotoFix is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies, with a concentration in Euros but also including British Pounds, Polish Zloty, Swiss Francs, Brazilian Real, and Canadian Dollars which are subject to exchange rate fluctuations. For the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, the U.S. Dollar strengthened in comparison to the major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into U.S. Dollars. The impact on the results of operations was not material in either period. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies.  Additionally, our sales to many distributors around the world are denominated in U.S. Dollars and, although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of these goods in their local currencies.

BioGlue

The BioGlue catalogue of products are used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).

Revenues from the sale of BioGlue increased 5% and 6% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018. This increase was primarily due to a 12% increase in the volume of milliliters sold in both periods, which increased revenues by 8% and 10%, respectively, partially offset by a decrease in average sales prices, which decreased revenues by 1% and 2%, respectively, and the effect of foreign exchange rates, which decreased revenues by 2% in both periods. Excluding the effects for foreign exchange, revenues increased 7% and 8% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018.

Revenues for BioGlue increased in the first half of 2019 compared to the first half of 2018 in all international markets with the largest growth in Asia Pacific and the European Economic Area, Middle East, and Africa (“EMEA”), primarily due to changes in distributor buying patterns in those markets, partially offset by decreases in the domestic markets.

We are currently seeking regulatory approval for BioGlue in China, and if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues from BioGlue accounted for 48% and 51% of total BioGlue revenues for the three and six months ended June 30, 2019, respectively, and 52% and 54% of total BioGlue revenues for the three and six months ended June 30 2018, respectively.

JOTEC

On December 1, 2017 CryoLife acquired JOTEC AG and its subsidiaries (the “JOTEC Acquisition”), a German-based, privately held developer of technologically differentiated endovascular stent grafts, and cardiac and vascular surgical grafts, focused on aortic repair. The JOTEC catalogue of products are used in endovascular and open vascular surgery, as well as for the treatment of complex aortic arch and thoracic aortic disease.

JOTEC revenues, excluding original equipment manufacturing (“OEM”), were flat for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The factors affecting revenues during this period included an 11% increase in volume of units sold, which increased revenues by 4%, and an increase in average sales prices, which increased revenues by 4%, partially offset by the effect of foreign exchange rates, which decreased revenues by 8%.

JOTEC revenues, excluding OEM, increased 5% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase in revenues was primarily due to a 17% increase in volume of units sold, which increased revenues by 5%, and an increase in average sales prices, which increased revenues by 8%, partially offset by the effect of foreign exchange rates, which decreased revenues by 8%.

Excluding the effects for foreign exchange, revenues increased 8% and 13% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018.

Revenues for JOTEC increased in the first half of 2019 compared to first half of 2018 in the EMEA, Latin America, and Asia Pacific with the largest growth in the EMEA due to growth in both direct and distributor markets.

On-X

The On-X catalogue of products includes the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis (“AAP”) for heart valve replacement. On-X product revenues also include revenues from the distribution of CarbonAid CO2 diffusion catheters and from the sale of Chord-X ePTFE sutures for mitral chordal replacement. On-X also generates revenue from pyrolytic carbon coating products produced for OEM.

On-X product revenues, excluding OEM, increased 5% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily due to a 5% increase in volume of units sold, which increased revenues by 3%, and an increase in average sales prices, which increased revenues by 3%, partially offset by the effect of foreign exchange rates, which decreased revenues by 1%.

On-X product revenues, excluding OEM, increased 9% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily due to an 8% increase in volume of units sold, which increased revenues by 8%, and an increase in average sales prices, which increased revenues by 2%, partially offset by the effect of foreign exchange rates, which decreased revenues 1%.

Excluding the effects for foreign exchange, On-X revenues, excluding OEM, increased 6% and 10% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018.

The volume of On-X products for the three and six months ended June 30, 2019 was primarily due to an increase in volume in North America as a result of increases in market share, as well as an increase in volume in EMEA primarily due to increases of shipments in direct markets. On-X OEM sales accounted for less than 1% of product revenues for both the three and six months ended June 30, 2019 and 2018.

CardioGenesis Cardiac Laser Therapy

Revenues from our CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, the sale of laser consoles. Revenues from cardiac laser therapy increased 20% and 24% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018. This increase in the three and six months ended June 30, 2019 was primarily due to a sale of a laser console.

The three months ended June 30, 2019 had a 10% decrease in unit shipments of handpieces, which decreased revenues by 10%, partially offset by an increase in average sales prices, which increased revenues by 1%. The six months ended June 30, 2019 had a 9% increase in unit shipments of handpieces, which increased revenues by 9%, partially offset by a decrease in average sales prices, which decreased revenues by 3%. The remainder of the increases are due to an increase in service fees in both periods.

Cardiac laser therapy is generally used adjunctively with cardiac bypass surgery by a limited number of physicians who perform these procedures, which can cause period over period revenue fluctuations. There was an increase in physician usage during the first quarter of 2019, which increased shipments overall during the first half of 2019.

PerClot

Revenues from the sale of PerClot decreased 19% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The decrease in the three months ended June 30, 2019 was primarily due to a decrease in average sales prices, which decreased revenues by 13%, the effect of foreign exchange rates, which decreased revenues by 4%, and a decrease in the volume of grams sold, which decreased revenues by 2%.

Revenues from the sale of PerClot decreased 5% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This decrease was primarily due to a decrease in average sales prices, which decreased revenues by 8%, and the effect of foreign currency exchange, which decreased revenues by 3%, partially offset by an increase in the volume of grams sold, which increased revenues by 6%.

The decrease in average selling prices for the three and six months ended June 30, 2019 was in both indirect and direct markets. The increase in volume for the six months ended June 30, 2019 was primarily due to an increase in sales of PerClot in EMEA in the direct markets.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate Premarket Approval (“PMA”) submission to the U.S. Food and Drug Administration (“FDA”) in early 2020.

PhotoFix

PhotoFix revenues increased 55% and 45% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018. The revenue increase was primarily due to an increase in units sold, which increased revenues by 55% and 45%, respectively, primarily due to an increase in the number of implanting physicians when compared to the prior year period, as this product continues to penetrate domestic markets. Additional contributions to the revenue increase included the introduction of smaller sized PhotoFix patches in 2018 and a larger sized PhotoFix patch in the second quarter of 2019.

Preservation Services

Preservation services include services revenues from the preservation of cardiac and vascular tissues. Revenues from preservation services increased 4% for both three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018.

We continue to evaluate modifications to our tissue processing procedures in an effort to improve tissue processing throughput, reduce costs, and maintain quality across our tissue processing business. Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and six months ended June 30, 2019.

Cardiac Preservation Services

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, increased 16% and 13% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018. This increase during the three and six months ended June 30, 2019 was primarily due to a 15% and 14% increase in unit shipments of cardiac tissues, which increased revenues by 14% and 13%, respectively. Additional increases in revenues for the three months ended June 30, 2019 were due to an increase in average service fees, which increased revenues by 2%.

The increase in cardiac volume for the three and six months ended June 30, 2019 was primarily due to an increase in the volume of cardiac valve shipments and, to a lesser extent, cardiac patch shipments. The increase in average service fees was primarily due to fee differences related to physical characteristics of these tissues and the routine negotiation of pricing contracts with certain customers.

Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets.

Vascular Preservation Services

Revenues from vascular preservation services decreased 6% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This decrease was primarily due to a 5% decrease in vascular tissue shipments, which decreased revenues by 5%, and a decrease in average service fees, which decreased revenues by 1%.

Revenues from vascular preservation services decreased 4% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This decrease was primarily due to a decrease in average service fees, which decreased revenues by 3%, and a 1% decrease in vascular tissue shipments, which decreased revenues by 1%.

The decrease in average service fees for the three and six months ended June 30, 2019 was primarily driven by fee differences due to physical characteristics of vascular tissues, the routine negotiation of pricing contracts with certain customers, as well as competitive pricing pressures. The decrease in vascular volume for the three and six months ended June 30, 2019 was primarily due to decreases in saphenous vein shipments.

The majority of our vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. Competition with synthetic product alternatives and the availability of tissues for processing are key factors in revenue volume that can fluctuate from quarter to quarter. Our vascular tissues are primarily distributed in domestic markets.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of products	$14,489	$13,550	$28,315	$27,707

Cost of products increased 7% and 2% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018. Cost of products for the three and six months ended June 30, 2019 and 2018 included costs related to BioGlue, JOTEC, On-X, CardioGenesis cardiac laser therapy, PerClot, and PhotoFix.

Cost of products for the three and six months ended June 30, 2018 included $1.2 million and $2.7 million in inventory basis step-up expense, respectively, primarily related to the JOTEC inventory fair value adjustment recorded in purchase accounting.

The increase in cost of products for the three and six months ended June 30, 2019 was primarily due to increases in unit shipments.

Cost of Preservation Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of preservation services	$9,684	$9,095	$19,090	$17,658

Cost of preservation services increased 6% and 8% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services increased in the three and six months ended June 30, 2019 primarily due to an increase in the unit shipment of tissues and a small increase in the unit cost of tissue.

Gross Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gross margin	$46,966	$45,851	$91,239	$85,079
Gross margin as a percentage of total revenues	66%	67%	66%	65%

Gross margin increased 2% and 7% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018, primarily due to increases in JOTEC, On-X, and BioGlue product revenues. Gross margin as a percentage of total revenues decreased in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to revenue mix and inventory write-offs, partially offset by additional costs in 2018 for the inventory fair value adjustment recorded in purchase accounting for the JOTEC Acquisition. Gross margin as a percentage of total revenues increased in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to the additional costs in 2018 for the inventory fair value adjustment recorded in purchase accounting for the JOTEC Acquisition.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General, administrative, and marketing expenses	$34,623	$34,727	$71,143	$72,075
General, administrative, and marketing expenses
as a percentage of total revenues	49%	51%	51%	55%

General, administrative, and marketing expenses were flat for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, and decreased 1% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The decrease in general, administrative, and marketing expenses for the six months ended June 30, 2019 was primarily due to decreased business development and integration expenses primarily related to the JOTEC Acquisition, offset by higher expenses to support our increased revenue base and employee headcount. General, administrative, and marketing expenses for the three and six months ended June 30, 2019 included $203,000 and $1.3 million, respectively, in business development and integration expenses, as compared to $1.3 million and $5.1 million for the three and six months ended June 30, 2018, respectively, primarily related to the JOTEC Acquisition.

Research and Development Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development expenses	$5,841	$5,719	$11,389	$11,089
Research and development expenses
as a percentage of total revenues	8%	8%	8%	9%

Research and development expenses increased 2% and 3% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018. Research and development spending in the three and six months ended June 30, 2019 was primarily focused on clinical work with respect to our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S., as well as clinical trials to gain regulatory approval for JOTEC and On-X products. Research and development spending in the three and six months ended June 30, 2018 was primarily focused on JOTEC products and clinical work with respect to our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S., and to a lesser extent, On-X, and BioGlue products.

Interest Expense

Interest expense was $3.8 million and $7.7 million for the three and six months ended June 30, 2019, respectively, as compared to $4.1 million and $7.8 million for the three and six months ended June 30, 2018, respectively. Interest expense in the three and six months ended June 30, 2019 and 2018 included interest on debt and uncertain tax positions.

Other Expense, Net

Other expense, net was $185,000 and $262,000 for the three and six months ended June 30, 2019, respectively, as compared to $1.5 million and $1.3 million for the three and six months ended June 30, 2018, respectively.  Other income and other expense primarily includes the realized effect of foreign currency gains and losses.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income (loss) before income taxes	$2,739	$(134)	$1,089	$(7,040)
Income tax benefit	(93)	(360)	(1,446)	(3,411)
Net income (loss)	$2,832	$226	$2,535	$(3,629)

Diluted income (loss) per common share	$0.07	$0.01	$0.07	$(0.10)
Diluted weighted-average common shares outstanding	37,838	37,249	37,789	36,233

We experienced income before income taxes for the three and six months ended June 30, 2019, as compared to a loss before income taxes for the three and six months ended June 30, 2018. Income before income taxes for the three and six months ended June 30, 2019 was primarily due to a decrease in integration and business development expenses and inventory basis step-up expense related to the JOTEC Acquisition.

Our effective income tax rate was a benefit of 3% and 133% for the three and six months ended June 30, 2019, respectively, as compared to a benefit of 269% and 48% for the three and six months ended June 30, 2018, respectively. The change in the tax rate for the three and six months ended June 30, 2019 is primarily due to a change in pre-tax book income for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018.

The income tax rate for the three and six months ended June 30, 2019 was impacted by excess tax benefit deductions related to stock compensation, which increased income tax benefits by approximately $700,000 and $1.9 million, repectively.  The income tax rate was also favorably impacted by losses in high rate jurisdictions, partially offset by unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

Net income (loss) and diluted income (loss) per common share increased for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. The increase for the three and six months ended June 30, 2019 was primarily due to the income before income taxes, as discussed above.

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

We believe the demand for JOTEC products is seasonal, with a decline in demand generally occurring in the third quarter due to the summer holiday season in Europe. However, the nature of any seasonal trends may be obscured due to integration activities in 2018 subsequent to the JOTEC Acquisition including the distributor-to-direct strategy and the European sales force realignment.

We do not believe the demand for CardioGenesis cardiac laser therapy is seasonal.

We are uncertain whether the demand for PerClot or PhotoFix is seasonal, as these products have not fully penetrated many markets and, therefore, the nature of any seasonal trends may not yet be obvious.

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

Liquidity and Capital Resources

Net Working Capital

As of June 30, 2019 net working capital (current assets of $188.6 million less current liabilities of $37.5 million) was $151.1 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, compared to net working capital of $144.7 million and a ratio of 5 to 1 at December 31, 2018.

Overall Liquidity and Capital Resources

Our primary cash requirements for the six months ended June 30, 2019 were general working capital needs, interest and principal payments under our debt agreement, repurchases of stock to cover tax withholdings, capital expenditures for facilities and equipment and business development and integration expenses. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.

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

In October 2018 we finalized an amendment to the Credit Agreement to reprice interest rates, resulting in a reduction in the interest rate margins over base rates on the Term Loan Facility. The loan under the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. Prior to the repricing, the optional floating annual rate was equal to either the base rate, plus a margin of 3.00%, or LIBOR, plus a margin of 4.00%. The loan under the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR, plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of June 30, 2019 the remaining availability on our revolving credit facility was $30.0 million.

We intend to incur expenses for clinical research work to gain regulatory approvals for new products or indications, including JOTEC, On-X, PerClot, and BioGlue products, and to incur expenses for research and development for new products.

We believe utilization of net operating loss carryforwards from our acquisitions of JOTEC, On-X, Hemosphere, Inc., and Cardiogenesis Corporation will not have a material impact on income taxes for the 2019 tax year.

As of June 30, 2019 approximately 22% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2019, as compared to net cash used in operating activities of $9.0 million for the six months ended June 30, 2018. The prior year cash used in operating activities was largely a result of increased integration and business development costs resulting in a higher net loss, primarily related to the JOTEC Acquisition. These expenses made up a large portion of the $8.3 million unfavorable adjustment due to the timing differences between recording accounts payable, accrued expenses, and other liabilities and the payment of cash.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income (loss), which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2019 these non-cash items included $8.7 million in depreciation and amortization expenses and $4.1 million in non-cash compensation.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2019 these changes included unfavorable adjustments of $10.4 million due to the timing difference between recording receivables and the receipt of cash and $3.9 million due to timing differences between recording accounts payable, accrued expenses, and other liabilities and the payment of cash.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $3.6 million for both the six months ended June 30, 2019 and the six months ended June 30, 2018 primarily due to capital expenditures in both years.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $824,000 for the six months ended June 30, 2019, as compared to $3.0 million for the six months ended June 30, 2018. The current year cash used was primarily due to $2.7 million for repurchases of common stock to cover tax withholdings and $1.4 million in principal payments on debt, partially offset by $3.6 million in proceeds from the exercise of options and issuance of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of June 30, 2019 were as follows (in thousands):

		Remainder of
	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations	$224,431	$1,221	$2,787	$2,787	$2,787	$2,787	$212,062
Interest payments	65,327	6,197	12,292	12,156	12,020	11,884	10,778
Operating leases	28,174	2,941	6,275	5,802	3,418	2,327	7,411
Purchase commitments	9,148	6,516	2,277	180	136	16	23
Finance leases	6,989	437	676	637	582	582	4,075
Research obligations	4,446	1,552	1,240	520	466	325	343
Contingent payments	1,000	--	--	1,000	--	--	--
Total contractual obligations	$339,515	$18,864	$25,547	$23,082	$19,409	$17,921	$234,692

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

Our purchase commitments include obligations from agreements with suppliers, one of which is the minimum purchase requirements for PerClot under a distribution agreement with Starch Medical, Inc. (“SMI”). Pursuant to the terms of the distribution agreement, we may terminate that agreement, including the minimum purchase requirements set forth in the agreement for various reasons, one of which is if we obtain FDA approval for PerClot. These minimum purchases are included in the table above through 2020, based on the assumption that we will not terminate the distribution agreement before receiving FDA approval for PerClot. However, if we do not obtain FDA approval for PerClot and/or we choose not to terminate the distribution agreement, we may have minimum purchase obligations of up to $1.75 million per year through the end of the contract term in 2025.

Our research obligations represent commitments for ongoing studies and payments to support research and development activities.

The contingent payments obligation includes payments that we may make if certain U.S. regulatory approvals and certain commercial milestones are achieved related to our transaction with SMI for PerClot.

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, as no assessments have been made for specific litigation, and (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $4.4 million, as no specific assessments have been made by any taxing authorities.

Capital Expenditures

Capital expenditures were $3.3 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively. Capital expenditures in the six months ended June 30, 2019 were primarily related to the routine purchases of manufacturing and tissue processing equipment, leasehold improvements needed to support our business, computer software, and computer and office equipment.

Risks and Uncertainties

See the risks identified in Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $39.7 million as of June 30, 2019 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility and $225.0 million secured Term Loan Facility. A 10% adverse change in interest rates, as compared to the rates experienced by us in the six months ended June 30, 2019, affecting our cash and cash equivalents, restricted cash and securities, $225.0 million secured Term Loan Facility, and Revolving Credit Facility would not have a material effect on our financial position, results of operations, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2019, affecting our balances denominated in foreign currencies, would not have had a material effect on our financial position, results of operations, or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the six months ended June 30, 2019, affecting our revenue and expense transactions denominated in foreign currencies, would not have had a material effect on our financial position, results of operations, or cash flows.

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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2019, the CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

Our ability to realize the anticipated business opportunities, growth prospects, cost savings, synergies, and other benefits of the JOTEC Acquisition depends on a number of factors including:

•The continued growth of the global market for stent grafts used in endovascular and open repair of aortic disease;

•Our ability to leverage our global infrastructure, including in the markets in which JOTEC is already direct; minimize difficulties and costs associated with transitioning away from distributors in key markets; and accelerate our ability to go direct in Europe in developed markets with the CryoLife and JOTEC product portfolios;

•Our ability to foster cross-selling opportunities between the CryoLife and JOTEC product portfolios;

•Our ability to bring JOTEC products to the U.S. market;

•Our ability to harness the JOTEC new product pipeline and R&D capabilities to drive long-term growth, including our ability to obtain Conformité Européene Mark product certification (“CE Mark”) for pipeline products;

•Our ability to drive gross margin expansion;

•Our ability to compete effectively;

•Our ability to carry, service, and manage significantly more debt and repayment obligations; and

•Our ability to manage the unforeseen risks and uncertainties related to JOTEC’s business, including any related to intellectual property rights.

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

Our current and future levels of indebtedness could:

•Limit our ability to borrow money for our working capital, capital expenditures, development projects, strategic initiatives, or other purposes;

•Require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•Limit our flexibility in planning for, or reacting to, changes in our operations or business;

•Make us more vulnerable to downturns in our business, the economy, or the industry in which we operate;

•Restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities; and

•Expose us to the risk of increased interest rates as most of our borrowings are at a variable rate of interest.

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

The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us and certain of our subsidiaries, including (subject in each case to certain exceptions) restrictions or prohibitions on our and certain of our subsidiaries’ ability to, among other things:

•Incur or guarantee additional debt;

•Pay dividends on or make distributions in respect of our share capital, including repurchasing or redeeming capital stock or make other restricted payments, including restricted junior payments;

•Enter into agreements that restrict our subsidiaries’ ability to pay dividends to us, repay debt owed to us or our subsidiaries, or make loans or advances to us or our other subsidiaries;

•Comply with certain financial ratios set forth in the agreement;

•Enter into any transaction or merger or consolidation, liquidation, winding-up, or dissolution; convey, sell, lease, exchange, transfer or otherwise dispose of all or any part of our business, assets or property; or sell, assign, or otherwise dispose of any capital stock of any subsidiary;

•Create liens on certain assets;

•Enter into certain transactions with our affiliates;

•Enter into certain rate swap transactions, basis swaps, credit derivative transactions, and other similar transactions, whether relating to interest rates, commodities, investments, securities, currencies, or any other relevant measure, or transactions of any kind subject to any form of master purchase agreement governed by the International Swaps and Derivatives Association, Inc., any International Foreign Exchange Master Agreement, or any other master agreement;

•Amend, supplement, waive, or otherwise modify our organizational documents or the organizational documents of a subsidiary in a manner that would be materially, adverse to the interests of the lenders, or change or amend the terms of documentation regarding junior financing in a manner that would be materially, adverse to the interests of the lenders;

•Change our, or permit a subsidiary to change its, fiscal year without notice to the administrative agent under the agreement;

•Enter into agreements which restrict our ability to incur liens;

•Engage in any line of business substantially different from that in which we are currently engaged; and

•Make certain investments, including strategic acquisitions or joint ventures.

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

A failure to comply with the covenants contained in our existing credit agreement could result in an event of default under such agreements, which, if not cured or waived, could have a material, adverse effect on our business, financial condition, and profitability. In the event of any default under our existing debt agreement, the holders of our indebtedness:

•Will not be required to lend any additional amounts to us;

•Could elect to declare all indebtedness outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit, if applicable; or

•Could require us to apply all of our available cash to repay such indebtedness.

If we are unable to repay those amounts, the holders of our secured indebtedness could proceed against the collateral granted to them to secure that indebtedness. If the indebtedness under our existing debt agreements were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Our charges to earnings resulting from acquisition, restructuring, and integration costs may materially, adversely affect the market value of our common stock.

We account for the completion of our acquisitions using the purchase method of accounting. We allocate the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the acquisitions, record the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required in purchase accounting including the following:

•We will incur additional amortization expense over the estimated useful lives of some of the intangible assets acquired in connection with acquisitions during such estimated useful lives;

•We will incur additional depreciation expense as a result of recording purchased tangible assets;

•To the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets;

•Cost of sales may increase temporarily following an acquisition as a result of acquired inventory being recorded at its fair market value;

•Earnings may be affected by changes in estimates of future contingent consideration to be paid when an earn-out is part of the consideration; or

•Earnings may be affected by transaction and integration costs, which are expensed immediately.

We are significantly dependent on our revenues from tissue preservation services and are subject to a variety of risks affecting them.

Tissue preservation services are a significant source of our revenues, representing 28% of revenues in both the three months ended June 30, 2019 and 2018. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

•Source sufficient quantities of some tissue types from human donors or address potential excess supply of other tissue types. We rely primarily upon the efforts of third-party procurement organizations, tissue banks (most of which are not-for-profit), and others to educate the public and foster a willingness to donate tissue. Factors beyond our control such as supply, regulatory changes, negative publicity concerning methods of tissue recovery or disease transmission from donated tissue, or public opinion of the donor process as well as our own reputation in the industry can negatively impact the supply of tissue;

•Compete effectively in tissue preservation services, as we may be unable to capitalize on our clinical advantage or our competitors may have advantages over us in terms of cost structure, pricing, back office automation, marketing, and sourcing tissue; or

•Mitigate sufficiently the risk that processed tissue cannot be sterilized and hence carries an inherent risk of infection or disease transmission; there is no assurance that our quality controls will be adequate to mitigate such risk.

In addition, U.S. and foreign governments and regulatory agencies have adopted restrictive laws, regulations, and rules that apply to our tissue preservation services. These include but are not limited to:

•National Organ Transplant Act, (“NOTA”), which prohibits the acquisition or transfer of human organs for valuable consideration for use in human transplantation, but allows for the payment of reasonable expenses associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of human organs; and

•U.S. Department of Labor, Occupational Safety and Health Administration, and U.S. Environmental Protection Agency requirements for prevention of occupational exposure to infectious agents and hazardous chemicals and protection of the environment.

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

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, representing approximately 25% of revenues in both the three months ended June 30, 2019 and 2018. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

•Our ability to achieve anticipated BioGlue revenue in the U.S. and in international markets outside the U.S.;

•BioGlue is a mature product, our U.S. Patent for BioGlue expired in mid-2012, and our patents in most of the rest of the world for BioGlue expired in mid-2013. Other companies may use the inventions disclosed in the expired patents to develop and make competing products;

•Some companies have launched competitive products and others may pursue regulatory approval for competitive products in the future.  These companies may have greater financial, technical, manufacturing, and marketing resources than we do and may be better established in their markets;

•We may be unable to obtain regulatory approvals to commercialize BioGlue in certain countries other than the U.S. at the same rate as our competitors or at all. We also may not be able to capitalize on new regulatory approvals we obtain for BioGlue in countries other than the U.S., including approvals for new indications;

•BioGlue contains a bovine blood protein. Animal-based products are subject to increased scrutiny from the public and regulators, who may have concerns about the use of animal-based products or concerns about the transmission of disease from animals to humans. These concerns could lead to additional regulations or product bans in certain countries;

•Changes to components in the BioGlue product, including in the delivery system, require regulatory approval, which, if delayed, could cause prolonged disruptions to our ability to supply BioGlue; and

•On June 13, 2019 our European Notified Body for BioGlue, Lloyd’s Register Quality Assurance Limited, which is headquartered in the U.K., informed us that it will no longer provide Notified Body services to companies in European Economic Area (“EEA”) effective September 2019. We are currently in the process of transferring to a new Notified Body for BioGlue in the EEA. If we are delayed or unsuccessful in transferring to a new Notified Body for BioGlue in the EEA or if we are otherwise unable to timely meet applicable regulatory requirements, we may be unable to sell BioGlue in the EEA until the situation is resolved.

We are significantly dependent on our revenues from JOTEC and are subject to a variety of risks affecting them.

JOTEC is now a significant source of our revenues, representing 24% and 25% of revenues in the three months ended June 30, 2019 and 2018, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

•Our ability to achieve anticipated JOTEC revenue in international markets outside the U.S.;

•Our ability to meet demand for JOTEC products as we seek to expand our business globally;

•Our ability to compete effectively with our major competitors, as they may have advantages over us in terms of cost structure, supply chain, pricing, sales force footprint, and brand recognition;

•Our ability to develop innovative and in-demand products in the aortic surgery space; and

•Our ability to contend with enhanced regulatory enforcement activities.

We are significantly dependent on our revenues from On-X and are subject to a variety of risks affecting them.

On-X is a significant source of our revenues, representing 18% and 17% of revenues in the three months ended June 30, 2019 and 2018, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

•Our ability to achieve anticipated On-X revenue in the U.S. and in international markets outside the U.S.;

•Our ability to capitalize on the U.S. Food and Drug Administration (“FDA”)’s approved reduced International Normalized Ratio (“INR”) indication;

•Our ability to compete effectively with some of our major competitors, as they may have advantages over us in terms of cost structure, supply chain, pricing, sales force footprint, and brand recognition;

•Our ability to manage the risks associated with less favorable contract terms for On-X products on consignment at hospitals with more bargaining power;

•Clinical trial data or changes in technology that may impact the market for mechanical heart valves, such as transcatheter aortic valve replacement, or “TAVR” devices;

•Enhanced regulatory enforcement activities or failure to receive renewed certifications that could cause interruption in our ability to sell On-X products in certain markets; and

•Our ability to execute and complete the FDA mandated post-approval study to assess the occurrence of adverse events with the On-X Aortic Prosthetic Heart Valve when targeted at an INR level of 1.8 (1.5-2.0 range) during a 5-year follow-up.

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

The manufacture and sale of medical devices and processing, preservation, and distribution of human tissues are highly complex and subject to significant quality and regulatory risks in the U.S. and internationally. Any of the following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

•Our products and tissues may be recalled or placed on hold by us, the FDA, or other regulatory bodies;

•Our products and tissues allegedly have caused, and may in the future cause, injury to patients, which has exposed, and could in the future expose, us to product and tissue processing liability claims, and such claims could lead to additional regulatory scrutiny and inspections;

•Our manufacturing and tissue processing operations are subject to regulatory scrutiny and inspections, including by the FDA and foreign regulatory agencies, and these agencies could require us to change or modify our manufacturing operations, processes, and procedures or take other adverse action. For example, in January 2013 we received a warning letter from the FDA related to the manufacture of our products and our processing, preservation, and distribution of human tissue, as well as a subsequent 2014 Form 483, after a FDA re-inspection related to the warning letter that included observations concerning design and process validations, environmental monitoring, product controls and handling, corrective and preventive actions, and employee training. After an FDA re-inspection in the first quarter of 2015, the FDA closed out the warning letter issued in 2013;

•Regulatory agencies could reclassify, reevaluate, or suspend our clearances and approvals to sell our products and distribute tissues;

•Local and international regulatory and quality laws and standards are subject to change, which could adversely affect our clearances and approvals to sell our products and distribute tissues; and

•Adverse publicity associated with our products or processed tissues or our industry could lead to a decreased use of our products or tissues, additional regulatory scrutiny, and/or product or tissue processing liability lawsuits.

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

At the same time, European Notified Bodies have begun engaging in more rigorous regulatory enforcement activities and may continue to do so. For example, our Notified Body for the On-X product line temporarily suspended the CE Mark for the On-X ascending aortic prosthesis (“AAP”) in the EEA. See the risk factor below entitled “Our revenues for the On-X AAP in Europe may continue to be adversely affected by regulatory enforcement activities regarding the On-X AAP’s CE Mark” for further discussion. Further, in anticipation of MDR, Notified Bodies have established deadlines in 2019 after which they will no longer review routine submissions unless they are submitted in accordance with MDR. Our inability to timely adapt to these new requirements of our Notified Bodies could adversely impact our clearances and approvals, which could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

Some of our products and technologies are subject to significant intellectual property risks and uncertainty.

We own patents, patent applications, and licenses relating to our technologies, which we believe provide us with important competitive advantages. In addition, we have certain proprietary technologies and methods that we believe provide us with important competitive advantages. We cannot be certain that our pending patent applications will issue as patents or that no one will challenge the validity or enforceability of any patent that we own or license.  Furthermore, competitors may independently develop similar technologies either before or after our patents expire, or duplicate our technologies, or design around the patented aspects of such technologies.

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

On November 22, 2016, we received a letter from G-Med, which acts as our Notified Body for the On-X product line, indicating that it was temporarily suspending the CE Mark for the On-X AAP in the EEA, due to an allegedly untimely and allegedly deficient plan by us to address certain technical documentation issues found by G-Med during a review and renewal of the design examination certificate for the On-X AAP. On July 26, 2017, we received a letter from G-Med indicating that it was continuing the suspension of the CE Mark for the AAP product for a period of up to 18 months pending further assessment. We have since withdrawn our application from G-Med for certification of the AAP product and are currently pursuing another pathway to CE Mark for the AAP. Failure to obtain CE Mark for the On-X AAP in the EEA could have a material, adverse effect on EEA revenues for the remainder of 2019 and beyond.

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

Our strategic plan is focused on four growth areas, primarily in the cardiac and vascular surgery segment, which are expected to drive our business in the near term. These growth areas and their key elements are described below:

•New Products – Drive growth through new products, including JOTEC and On-X products;

•New Indications – Drive growth by broadening the reach of some of our products and services, including the JOTEC, On-X, and BioGlue products, and preserved cardiac and vascular tissues, with new or expanded approvals and indications in the U.S. or in international markets;

•Global Expansion – Drive growth by expanding our current products and services into new markets, including emerging markets, and developing new direct sales territories overseas; and

•Business Development – Drive growth through business development by selectively pursuing potential acquisitions, licensing, or distribution rights of companies or technologies that complement our existing products, services, and infrastructure and expand our footprint in the cardiac and vascular surgery space, as we did with the recent acquisitions of JOTEC and On-X; and licensing of products developed internally with non-cardiac or non-vascular indications. To the extent we identify new non-core products or additional applications for our core products, we may attempt to license these products to corporate partners for further development or seek funding from outside sources to continue commercial development.

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

As noted above, we are currently engaged in various clinical trials for our products. We also have begun efforts to initiate future U.S. clinical trials for certain JOTEC products. Each of these trials is subject to the risks outlined herein.

We cannot give assurance that the relevant regulatory agencies will clear or approve these, or any new products and services or new indications, on a timely basis, if ever, or that the new products and services or new indications, will adequately meet the requirements of the applicable market or achieve market acceptance. We may encounter delays or rejections during any stage of the regulatory approval process if clinical or other data fails to demonstrate satisfactorily compliance with, or if the service or product fails to meet, the regulatory agency’s requirements for safety, efficacy, and quality, or the regulatory agency otherwise has concerns about our quality or regulatory compliance. Regulatory requirements for safety, efficacy, quality, and the conduct of clinical trials may become more stringent due to changes in applicable laws, regulatory agency policies, or the adoption of new regulations. Clinical trials may also be delayed or halted due to the following, among other factors:

•Unanticipated side effects;

•Lack of funding;

•Inability to locate or recruit clinical investigators;

•Inability to locate, recruit, and qualify sufficient numbers of patients;

•Redesign of clinical trial programs;

•Inability to manufacture or acquire sufficient quantities of the products, tissues, or any other components required for clinical trials;

•Changes in development focus; or

•Disclosure of trial results by competitors.

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

The expansion of our international operations is subject to a number of risks, which may vary significantly from the risks we face in our U.S. operations, including:

•Difficulties and costs associated with staffing, establishing and maintaining internal controls, managing foreign operations, including foreign distributor relationships, and developing direct sales operations in key foreign countries;

•Expanded compliance obligations, including obligations associated with the Foreign Corrupt Practices Act, the U.K. Bribery Law, local anti-corruption laws, Office of Foreign Asset Control administered sanction programs, and the European Union’s General Data Protection Regulation;

•Broader exposure to corruption;

•Overlapping and potentially conflicting international legal and regulatory requirements, as well as unexpected changes in international legal and regulatory requirements or reimbursement policies and programs;

•Longer accounts receivable collection cycles in certain foreign countries and additional cost of collection of those receivables;

•Diminished protection for intellectual property and the presence of a growing number of generic or smaller competitors in some countries;

•Changes in currency exchange rates, particularly fluctuations in the Euro as compared to the U.S. Dollar;

•Differing local product preferences and product requirements;

•Differing local labor and employment laws, including those related to terminations, unionization, and the formation of works councils or other similar employee organizations;

•Adverse economic or political changes or political instability;

•Potential trade restrictions, exchange controls, and import and export licensing requirements including tariffs;

•Potential adverse tax consequences of overlapping tax structures; and

•Potential adverse financial consequences resulting from the scheduled exit of the U.K. from the European Union, or “Brexit,” including a potential disruption of sales into the U.K.

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

One of our growth strategies is to selectively pursue the potential acquisition, licensing, or distribution rights of companies or technologies that complement our existing products, services, and infrastructure. In connection with one or more of the acquisition transactions, we may:

•Issue additional equity securities that would dilute our stockholders’ ownership interest in us;

•Use cash that we may need in the future to operate our business;

•Incur debt, including on terms that could be unfavorable to us or debt that we might be unable to repay;

•Structure the transaction in a manner that has unfavorable tax consequences, such as a stock purchase that does not permit a step-up in the tax basis for the assets acquired;

•Be unable to realize the anticipated benefits, such as increased revenues, cost savings, or synergies from additional sales;

•Be unable to integrate, upgrade, or replace the purchasing, accounting, financial, sales, billing, employee benefits, payroll, and regulatory compliance functions of an acquisition target;

•Be unable to secure or retain the services of key employees related to the acquisition;

•Be unable to succeed in the marketplace with the acquisition; or

•Assume material unknown liabilities associated with the acquired business.

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

The materials and supplies used in our product manufacturing and our tissue processing are subject to stringent quality standards and requirements, and many of these materials and supplies are subject to significant regulatory oversight and action. If materials or supplies used in our processes fail to meet these standards and requirements or are subject to recall or other quality action, an outcome could be the rejection or recall of our products or tissues and/or the immediate expense of the costs of the manufacturing or preservation. In addition, if these materials and supplies or changes to them do not receive regulatory approval or are recalled, if the related suppliers and/or their facilities are shut down temporarily or permanently, whether by government order, natural disaster, or other reason, or if the related suppliers are otherwise unable or unwilling to supply us, there may not be sufficient materials or supplies available for purchase to allow us to manufacture our products or process tissues. Any of these occurrences or actions could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

We are dependent on single and sole-source suppliers and single facilities.

Some of the materials, supplies, and services that are key components of our product manufacturing or our tissue processing, as well as some of our products, are sourced from single or sole-source suppliers. As a result, our ability to negotiate favorable terms with those suppliers may be limited, and if those suppliers experience operational, financial, quality, or regulatory difficulties, or if those suppliers and/or their facilities refuse to supply us or cease operations temporarily or permanently, we could be forced to cease product manufacturing or tissue processing until the suppliers resume operations, until alternative suppliers could be identified and qualified, or permanently if the suppliers do not resume operations and no alternative suppliers could be identified and qualified. We could also be forced to purchase alternative materials, supplies, or services with unfavorable terms due to diminished bargaining power. We also conduct nearly all our operations at three facilities: Austin, Texas for our On-X product line, Hechingen, Germany for our JOTEC product line, and Kennesaw, Georgia for all our other products. If one of these facilities ceases operations temporarily or permanently, due to natural disaster or other reason, our business could be substantially disrupted.

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

The market for our products and services is intensely competitive and significantly affected by new product introductions and activities of other industry participants. We face intense competition from other companies engaged in the following lines of business:

•The sale of endovascular and surgical stents;

•The sale of mechanical, synthetic, and animal-based tissue valves for implantation;

•The sale of synthetic and animal-based patches for implantation;

•The sale of surgical adhesives, surgical sealants, and hemostatic agents; and

•The processing and preservation of human tissue.

A significant percentage of market revenues from these products was generated by Baxter International, Inc.; Ethicon (a Johnson & Johnson Company); Medtronic, Inc.; Abbott Laboratories; LivaNova PLC; Edwards Lifesciences Corp.; Bard, a subsidiary of Becton, Dickinson, and Company; Integra Life Sciences Holdings; LifeNet; Admedus, Inc.; Aziyo Biologics; Cook Medical; Gore & Associates; Terumo Corp.; Endologix; Antegraft, Inc.; LeMaitre Vascular, Inc.; Maquet, Inc.; Vascutek; Novadaq Technologies, Inc.; Pfizer, Inc.; and BioCer Entwicklungs-GmbH. Several of our competitors enjoy competitive advantages over us, including:

•Greater financial and other resources for product research and development, sales and marketing, acquisitions, and patent litigation;

•Enhanced experience in, and resources for, launching, marketing, distributing, and selling products;

•Greater name recognition as well as more recognizable trademarks for products similar to the products that we sell;

•More established record of obtaining and maintaining FDA and other regulatory clearances or approvals for products and product enhancements;

•More established relationships with healthcare providers and payors;

•Lower cost of goods sold or preservation costs;

•Advanced systems for back office automation, product development, and manufacturing, which may provide certain cost advantages; and

•Larger direct sales forces and more established distribution networks.

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

Future tax reform regulations could have a material, adverse impact on us.

The December 2017 tax reform legislation known as H.R. 1, commonly referred to as the "Tax Cuts and Jobs Act" ("the Tax Act"), made significant changes to U.S. federal income tax law. In response, the U.S. Treasury Department issued multiple significant proposed regulation packages to further interpret certain provisions of the Tax Act. As of this interim period, certain significant proposed regulation packages have not yet been finalized. It is possible that when released in final form, these regulations packages could have a material tax impact on us. In addition, we continue to await responses from various state taxing jurisdictions on the impact of the Tax Act on their local taxing regimes. We will continue to monitor and account for the future impacts of federal regulatory and state guidance in the interim period in which such guidance is issued.

Our operating results may fluctuate significantly on a quarterly or annual basis as a result of a variety of factors, many of which are outside our control.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•Changes in demand for the products we sell;

•Increased product and price competition, due to the announcement or introduction of new products by our competitors, market conditions, the regulatory landscape, or other factors;

•Changes in the mix of products we sell;

•Availability of materials and supplies, including donated tissue used in preservation services;

•Our pricing strategy with respect to different product lines;

•Strategic actions by us, such as acquisitions of businesses, products, or technologies;

•Unanticipated costs and expenses;

•Effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;

•The divestiture or discontinuation of a product line or other revenue generating activity;

•The relocation and integration of manufacturing operations and other strategic restructuring;

•Regulatory actions that may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

•Failure of government and private health plans to adequately and timely reimburse the users of our products or changes in reimbursement policies;

•Costs incurred by us in connection with the termination of contractual and other relationships, including distributorships;

•Our ability to collect outstanding accounts receivable in selected countries outside of the U.S.;

•The expiration or utilization of deferred tax assets such as net operating loss carryforwards;

•Market reception of our new or improved product offerings; and

•The loss of any significant customer, especially in regard to any product that has a limited customer base.

We have based our current and future expense levels largely on our investment plans and estimates of future events, although some of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue relative to our planned expenditures would have an immediate, adverse effect on our business, results of operations, and financial condition. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions that could have a material, adverse effect on our business, results of operations, and financial condition. Due to the foregoing factors, some of which are not within our control, the price of our common stock may fluctuate substantially. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe the quarterly comparisons of our financial results are not always meaningful and should not be relied upon as an indication of our future performance.

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

The implementation of the General Data Protection Regulation in the European Union in May 2018 could adversely affect our business.

The European Union’s General Data Protection Regulation (“GDPR”) took effect in May 2018. GDPR includes significant new requirements for companies that receive or process the personal data of residents of the European Union (including company employees), which increase our operating costs and require significant management time and energy. GDPR also includes significant penalties for noncompliance. Although our personal data practices, policies, and procedures are intended to comply with GDPR, there can be no assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws, or that one or more of our employees or agents will not disregard the rules we have established. Any GDPR related government enforcement activities may be costly to comply with, result in negative publicity, and subject us to significant penalties, any of which could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

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

Our business and future growth depend on the continued use of our products for specific approved uses. Generally, unless the products are approved or cleared by the FDA for the alternative uses, the FDA contends that we may not make claims about the safety or effectiveness of our products, or promote them, for such uses. Such limitations present a risk that the FDA or other federal or state law enforcement authorities could determine that the nature and scope of our sales, marketing, and/or support activities, though designed to comply with all FDA requirements, constitute the promotion of our products for an unapproved use in violation of the Federal Food, Drug, and Cosmetic Act, (“FDCA”). We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, arrangements with institutions and doctors, educational and training programs, and other activities. Investigations concerning the promotion of unapproved uses and related issues are typically expensive, disruptive, and burdensome and generate negative publicity. If our promotional activities are found to be in violation of the law, we may face significant fines and penalties and may be required to substantially change our sales, promotion, grant, and educational activities. There is also a possibility that we could be enjoined from selling some or all of our products for any unapproved use. In addition, as a result of an enforcement action against us or our executive officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid.

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

Our relationships with physicians, hospitals, and other healthcare providers are subject to scrutiny under various U.S. and international, bribery, anti-kickback, false claims, privacy, transparency, and similar laws, often referred to collectively as “healthcare compliance laws.” Healthcare compliance laws are broad, sometimes ambiguous, complex, and subject to changing interpretations. Possible sanctions for violation of these healthcare compliance laws include monetary fines, civil and criminal penalties, exclusion from government healthcare programs, and forfeiture of amounts collected in violation of such prohibitions. Any government investigation or a finding of a violation of these laws, despite our compliance efforts, could result in a material, adverse effect on our business, financial condition, and profitability.

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

The Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales that commenced in January 2013.  While this tax was suspended for 2016, 2017, 2018, and 2019, the excise tax may be reinstated.

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

Our products and tissues allegedly have caused, and may in the future cause, injury to patients using our products or tissues, and we have been, and may be, exposed to product and tissue processing liability claims. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. In addition, our product and tissue processing liability insurance policies do not include coverage for any punitive damages. Although we have insurance for product and tissue processing liabilities, securities, property, and general liabilities, it is possible that:

•We could be exposed to product and tissue processing liability claims and security claims greater than the amount that we have insured;

•We may be unable to obtain future insurance policies in an amount sufficient to cover our anticipated claims at a reasonable cost or at all; or

•Because we are not insured against all potential losses, uninsured losses due to natural disasters or other catastrophes could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

       (c)  The following table provides information about purchases by us during the quarter ended June 30, 2019 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number
			of Common Shares	Dollar Value
	Total Number of		Purchased as	of Common Shares
	Common Shares	Average Price	Part of Publicly	That May Yet Be
	and Common Stock	Paid per	Announced	Purchased Under the
Period	Units Purchased	Common Share	Plans or Programs	Plans or Programs
04/01/19 - 04/30/19	--	$--	--	$--
05/01/19 - 05/31/19	8,753	31.17	--	--
06/01/19 - 06/30/19	64	31.05	--	--
Total	8,817	31.17	--

The common shares purchased during the quarter ended June 30, 2019 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

Under our Credit Agreement, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit Number	Description
3.1*	Amended and Restated Articles of Incorporation of CryoLife, Inc.
3.2	Amended and Restated By-Laws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed February 22, 2018.)
4.1	Form of Certificate for our Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________

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

July 31, 2019

------------------------

DATE