Form 10-Q
period 2019-09-30
CRYOLIFE INC
filed 2019-10-31
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2019
Common Stock, $0.01 par value	37,503,707

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues:
Products	$47,484	$45,152	$147,053	$138,063
Preservation services	20,397	19,446	59,472	56,979
Total revenues	67,881	64,598	206,525	195,042

Cost of products and preservation services:
Products	12,706	12,459	41,021	40,166
Preservation services	9,953	9,425	29,043	27,083
Total cost of products and preservation services	22,659	21,884	70,064	67,249

Gross margin	45,222	42,714	136,461	127,793

Operating expenses:
General, administrative, and marketing	34,259	32,871	105,402	104,946
Research and development	6,259	5,225	17,648	16,314
Total operating expenses	40,518	38,096	123,050	121,260

Operating income	4,704	4,618	13,411	6,533

Interest expense	3,555	4,104	11,260	11,863
Interest income	(259)	(52)	(608)	(141)
Other expense (income), net	2,400	(1,542)	2,662	(257)

(Loss) income before income taxes	(992)	2,108	97	(4,932)
Income tax (benefit) expense	(858)	543	(2,304)	(2,868)

Net (loss) income	$(134)	$1,565	$2,401	$(2,064)

(Loss) income per common share:
Basic	$0.00	$0.04	$0.06	$(0.06)
Diluted	$0.00	$0.04	$0.06	$(0.06)

Weighted-average common shares outstanding:
Basic	37,255	36,526	37,065	36,331
Diluted	37,255	37,610	37,850	36,331

Net (loss) income	$(134)	$1,565	$2,401	$(2,064)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,017)	(514)	(8,803)	(5,140)
Comprehensive (loss) income	$(8,151)	$1,051	$(6,402)	$(7,204)

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,685	$41,489
Restricted securities	492	747
Trade receivables, net	50,550	47,108
Other receivables	4,322	4,324
Inventories	48,403	45,478
Deferred preservation costs	32,352	33,174
Prepaid expenses and other	8,550	6,848
Total current assets	181,354	179,168

Property and equipment, net	30,434	31,028
Operating lease right-of-use assets, net	21,841	--
Goodwill	183,368	188,781
Acquired technology, net	107,863	118,184
Other intangibles, net	49,806	41,897
Deferred income taxes	3,872	4,111
Other assets	14,064	7,922
Total assets	$592,602	$571,091

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,455	$7,547
Accrued compensation	11,628	10,733
Current portion of long-term debt	1,144	1,160
Current maturities of operating leases	5,270	--
Taxes payable	2,324	2,250
Accrued expenses and other	14,369	12,833
Total current liabilities	42,190	34,523

Long-term debt	214,793	215,721
Non-current maturities of operating leases	18,046	--
Deferred income taxes	24,699	27,267
Other	15,373	18,513
Total liabilities	315,101	296,024

Commitments and contingencies

Shareholders' equity:
Preferred stock	--	--
Common stock (issued shares of 38,988 in 2019 and 38,463 in 2018)	390	385
Additional paid-in capital	269,192	260,361
Retained earnings	37,385	34,984
Accumulated other comprehensive loss	(14,875)	(6,072)
Treasury stock at cost (shares of 1,484 in each of 2019 and 2018)	(14,591)	(14,591)
Total shareholders' equity	277,501	275,067

Total liabilities and shareholders' equity	$592,602	$571,091

See accompanying Notes to Summary Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
Net cash flows from operating activities:
Net income (loss)	$2,401	$(2,064)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	13,257	13,636
Non-cash compensation	6,581	4,685
Other non-cash adjustments to income (loss)	5,021	(1,330)

Changes in operating assets and liabilities:
Receivables	(4,496)	(2,310)
Inventories and deferred preservation costs	(3,864)	1,697
Prepaid expenses and other assets	(3,020)	(2,481)
Accounts payable, accrued expenses, and other liabilities	(1,113)	(12,473)
Net cash flows provided by (used in) operating activities	14,767	(640)

Net cash flows from investing activities:
Payments for Endospan agreements	(15,000)	--
Capital expenditures	(5,222)	(4,275)
Other	(531)	(722)
Net cash flows used in investing activities	(20,753)	(4,997)

Net cash flows from financing activities:
Repayment of term loan	(2,072)	(2,098)
Proceeds from exercise of stock options and issuance of common stock	4,519	3,793
Redemption and repurchase of stock to cover tax withholdings	(2,723)	(2,085)
Other	(560)	(888)
Net cash flows used in financing activities	(836)	(1,278)

Effect of exchange rate changes on cash, cash equivalents, and restricted securities	1,763	1,473
Decrease in cash, cash equivalents, and restricted securities	(5,059)	(5,442)

Cash, cash equivalents, and restricted securities beginning of period	42,236	40,753
Cash, cash equivalents, and restricted securities end of period	$37,177	$35,311

See accompanying Notes to Summary Consolidated Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2019	38,943	$389	$265,694	$37,519	$(6,858)	(1,484)	$(14,591)	$282,153
Net loss	--	--	--	(134)	--	--	--	(134)
Other comprehensive loss:
Foreign currency translation adjustment	--	--	--	--	(8,017)	--	--	(8,017)
Comprehensive loss								(8,151)
Equity compensation	6	--	2,620	--	--	--	--	2,620
Exercise of options	5	--	53	--	--	--	--	53
Employee stock purchase plan	36	1	884	--	--	--	--	885
Redemption and repurchase of stock to cover tax withholdings	(2)	--	(59)	--	--	--	--	(59)
Balance at September 30, 2019	38,988	$390	$269,192	$37,385	$(14,875)	(1,484)	$(14,591)	$277,501

.					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	38,463	$385	$260,361	$34,984	$(6,072)	(1,484)	$(14,591)	$275,067
Net income	--	--	--	2,401	--	--	--	2,401
Other comprehensive loss:
Foreign currency translation adjustment	--	--	--	--	(8,803)	--	--	(8,803)
Comprehensive loss								(6,402)
Equity compensation	251	2	7,037	--	--	--	--	7,039
Exercise of options	306	3	3,054	--	--	--	--	3,057
Employee stock purchase plan	61	1	1,462	--	--	--	--	1,463
Redemption and repurchase of stock to cover tax withholdings	(93)	(1)	(2,722)	--	--	--	--	(2,723)
Balance at September 30, 2019	38,988	$390	$269,192	$37,385	$(14,875)	(1,484)	$(14,591)	$277,501

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

SUMMARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2018	38,204	$382	$254,288	$34,195	$(2,769)	(1,484)	$(14,591)	$271,505
Net income	--	--	--	1,565	--	--	--	1,565
Other comprehensive income:
Foreign currency translation adjustment	--	--	--	--	(514)	--	--	(514)
Comprehensive income								1,051
Equity compensation	(14)	1	1,692	--	--	--	--	1,693
Exercise of options	218	1	2,098	--	--	--	--	2,099
Employee stock purchase plan	46	1	750	--	--	--	--	751
Redemption and repurchase of stock to cover tax withholdings	(9)	(1)	(273)	--	--	--	--	(274)
Balance at September 30, 2018	38,445	$384	$258,555	$35,760	$(3,283)	(1,484)	$(14,591)	$276,825

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	37,618	$376	$249,935	$37,609	$1,857	(1,386)	$(12,719)	$277,058
Cumulative effect of ASC 606 Adjustment	--	--	--	215	--	--	--	215
Net loss	--	--	--	(2,064)	--	--	--	(2,064)
Other comprehensive loss:
Foreign currency translation adjustment	--	--	--	--	(5,140)	--	--	(5,140)
Comprehensive loss								(6,989)
Equity compensation	275	2	5,046	--	--	--	--	5,048
Exercise of options	572	6	4,320	--	--	(98)	(1,872)	2,454
Employee stock purchase plan	83	1	1,338	--	--	--	--	1,339
Redemption and repurchase of stock to cover tax withholdings	(103)	(1)	(2,084)	--	--	--	--	(2,085)
Balance at September 30, 2018	38,445	$384	$258,555	$35,760	$(3,283)	(1,484)	$(14,591)	$276,825

See accompanying Notes to Consolidated Financial Statements

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO SUMMARY CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

Overview

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2018 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of, and for the three and nine months ended, September 30, 2019 and 2018 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019.

New Accounting Standards

Recently Adopted

As of January 1, 2019 we adopted the Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to former Topic 840, Leases. We used the modified retrospective approach, which allows application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented. The adoption of this standard resulted in the recognition of operating lease agreements with a net present value of $22.7 million and corresponding right-of-use assets obtained in the same amount at January 1, 2019. See Note 8 for further discussion of leases.

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

2. Agreements with Endospan

Exclusive Distribution Agreement and Securities Purchase Option Agreement

On September 11, 2019 CryoLife, Inc.’s wholly owned subsidiary, JOTEC GmbH, (“JOTEC”), entered into an exclusive distribution agreement (“Endospan Distribution Agreement”) with Endospan Ltd. (“Endospan”) an Israeli corporation, pursuant to which JOTEC obtained exclusive distribution rights for Endospan’s Nexus stent graft system (“Nexus Product”) and accessories in certain countries in Europe in exchange for a fixed distribution fee of $9.0 million paid in September 2019. Under the terms of the Endospan Distribution Agreement, JOTEC agreed to use its best efforts to market, promote, distribute, sell, and support the Nexus products for approved uses in the countries included within JOTEC’s exclusive distribution rights. JOTEC is obligated to satisfy a minimum purchase amount beginning in 2020.

CryoLife also entered into a securities purchase option agreement (“Endospan Option Agreement”) with Endospan for $1.0 million paid in September 2019. The Endospan Option Agreement provides CryoLife the option to purchase all of the outstanding securities of Endospan from Endospan’s securityholders at the time of acquisition, or the option to acquire all of Endospan’s assets, in each case, for a price between $350.0 and $450.0 million before or within a certain period of time or after U.S. Food and Drug Administration (“FDA”) approval of the Nexus Product, with such option expiring if not exercised within 90 days after receiving notice that Endospan has received approval from the FDA for its Nexus Product.

The term of JOTEC’s Endospan Distribution Agreement expires upon the earliest to occur of (i) the date on which the acquisition contemplated by the Endospan Option Agreement can no longer be consummated under its terms, or (ii) the date on which the Endospan Option Agreement is terminated pursuant to its terms, or by either party under certain circumstances. JOTEC would be entitled to a termination fee in the event the Endospan Distribution Agreement is terminated by JOTEC due to a suspension of approvals related to the Nexus Product lasting more than six months or the withdrawal of such approvals, an injunction on the Nexus Product lasting more than six months or a permanent injunction on the Nexus Product (unless such injunction resulted solely from an act or omission of JOTEC, its affiliates, or their sub-distributors), and other significant breaches.

Loan Agreement

CryoLife and Endospan also entered into a loan agreement (“Endospan Loan”), dated September 11, 2019, in which CryoLife agreed to provide Endospan a secured loan of up to $15.0 million to be funded in three tranches of $5.0 million each.

The first tranche of the Endospan Loan was funded upon execution of the agreement in September 2019. The second tranche is required to be funded generally under the same terms as the first tranche, upon certification of Investigational Device Exemption (“IDE”) approval from the FDA of the Nexus Product, and the third tranche is required to be funded upon certification of enrollment of at least 50% of the required number of patients in the primary arm of the FDA approved clinical trial for the Nexus Product, in each case subject to Endospan’s continued compliance with the Endospan Loan and certain other conditions. If a termination fee becomes payable by Endospan under the Endospan Distribution Agreement, it will be added to the amount payable to CryoLife under the Endospan Loan.

The Endospan Loan is secured by substantially all of Endospan’s assets. Such security interest is a first priority security interest, except as to a pre-existing security interest granted to a third party over certain of these assets. The Endospan Loan bears interest at a rate of 5% per annum and is subject to acceleration upon an event of default. Interest on the Endospan Loan is payable upon the closing of the acquisition contemplated in the Endospan Option Agreement, and the principal amount and any additional interest or other obligations are payable upon the first anniversary of the closing of such acquisition. The amounts advanced under the Endospan Loan could be forgiven if Endospan is not in default of the Endospan Loan and certain events as defined in the Endospan agreements have occurred.

Variable Interest Entity

We consolidate the results of a variable interest entity ("VIE") when it is determined that we are the primary beneficiary. Our payments to Endospan in September 2019 totaled $15.0 million which included a $9.0 million distribution fee, a $1.0 million securities purchase option, and $5.0 million for the first tranche of the Endospan Loan. Based on our evaluation of Endospan and the related agreements with Endospan, we determined that Endospan is a VIE. We evaluated whether we are the primary beneficiary of the Endospan VIE by considering whether we have (1) the power to direct those activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In evaluating whether we have the power to direct those activities of a VIE that most significantly impact its economic performance, we considered the purpose for which the VIE was created, the importance of each of the activities in which the VIE is engaged, and our decision-making role, if any, in those activities that significantly determine the VIE’s economic performance, as compared to the role of other economic interest holders. In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we considered our economic interests in Endospan, regardless of form. This evaluation considered the relevant factors of Endospan’s design, including: Endospan’s capital structure, contractual rights to earnings (losses), and subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have the potential to be economically significant.

Although the arrangement with Endospan resulted in our holding a variable interest, it did not empower us to direct those activities of Endospan that most significantly impact the VIE economic performance. Therefore, we are not the primary beneficiary, and we have not consolidated Endospan into our financial results. Our payments to date, including any loans and guarantees and other subordinated financial support related to this VIE, totaled $15.0 million as of September 30, 2019, representing our maximum exposure to loss and was not individually significant to our consolidated financial statements.

Valuation

The agreements with Endospan were entered into concurrently and had certain terms that are interrelated. In our evaluation of the initial relative fair value of each of the Endospan agreements to determine the amount to record, we utilized discounted cash flows to estimate the fair market value for the Endospan Loan and for the Endospan Distribution Agreement. We estimated the fair value of the Endospan Option Agreement utilizing the Monte Carlo simulation. Inputs in our valuation of the Endospan agreements included cash payments and anticipated payments based on the executed agreements with Endospan, projected discounted cash flows in connection with the Endospan transaction, our expected internal rate of return and discount rates, and our assessed probability and timing of receipt of certification that certain approvals and milestones in obtaining FDA approval. Based on the fair value of the Endospan Loan and the relative fair values of the Endospan Distribution Agreement and Endospan Option Agreement, we recorded the Endospan Loan value of $358,000 and the Endospan Option Agreement of $4.8 million in “Other long-term assets” and the Endospan Distribution Agreement of $9.8 million in “Other intangibles, net” in the Summary Consolidated Balance Sheets as of September 30, 2019.

We have elected the fair value option for recording the Endospan Loan. We will assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics, and we will adjust the amount recorded to its current fair market value at each reporting period. As of the transaction date, the initial relative fair value calculations to determine the amounts to be recorded for the Endospan Distribution Agreement and the Endospan Option Agreement represent non-recurring Level 3 fair value calculations. The Endospan Distribution Agreement will be amortized over five years, which is the expected timeframe to achieve FDA approval. The Endospan Option Agreement will remain at the recorded value and will be periodically assessed for impairment based on qualitative and quantitative factors.

3. Financial Instruments

The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

September 30, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,466	$--	$--	$1,466
Restricted securities:
Money market funds	492	--	--	492
Endospan Loan	--	--	358	358
Total assets	$1,958	$--	$358	$2,316

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,445	$--	$--	$1,445
Restricted securities:
Money market funds	747	--	--	747
Total assets	$2,192	$--	$--	$2,192

We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds. We recorded the Endospan Loan, classified as Level 3, as a result of an agreement with Endospan in September 2019. See Note 2 for further discussion of the Endospan Loan. Changes in fair value of Level 3 assets are listed in the table below (in thousands):

Endospan Loan
Balance as of December 31, 2018	$--
Initial value of Endospan Loan	358
Change in valuation of Endospan Loan	--
Balance as of September 30, 2019	$358

4. Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and restricted securities (in thousands):

		Unrealized	Estimated
		Holding	Market
September 30, 2019	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$1,466	$--	$1,466
Restricted securities:
Money market funds	492	--	492

		Unrealized	Estimated
		Holding	Market
December 31, 2018	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$1,445	$--	$1,445
Restricted securities:
Money market funds	747	--	747

As of September 30, 2019 and December 31, 2018 all of our money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations.

There were no gross realized gains or losses on cash equivalents and restricted securities in the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019 $492,000 of our restricted securities had a maturity date within three months. As of December 31, 2018 $512,000 of our restricted securities had a maturity date within three months and $235,000 had a maturity date between three months and one year.

5. Inventories and Deferred Preservation Costs

Inventories at September 30, 2019 and December 31, 2018 were comprised of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials and supplies	$19,584	$17,381
Work-in-process	5,183	3,858
Finished goods	23,636	24,239
Total inventories	$48,403	$45,478

Deferred preservation costs at September 30, 2019 and December 31, 2018 were comprised of the following (in thousands):

	September 30,	December 31,
	2019	2018
Cardiac tissues	$15,512	$15,972
Vascular tissues	16,840	17,202
Total deferred preservation costs	$32,352	$33,174

We maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves and JOTEC products at international hospital locations to facilitate usage. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of September 30, 2019 we had $11.8 million in consignment inventory, with approximately 52% in domestic locations and 48% in international locations. As of December 31, 2018 we had $11.2 million in consignment inventory, with approximately 55% in domestic locations and 45% in international locations.

6. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of September 30, 2019 and December 31, 2018 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Goodwill	$183,368	$188,781
In-process R&D	8,922	9,382
Procurement contracts and agreements	2,013	2,013
Trademarks	844	844

We monitor the phases of development of our acquired in-process R&D projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process R&D projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future. We believe that our trademarks have indefinite useful lives as we currently anticipate that our trademarks will contribute to our cash flows indefinitely.

As of September 30, 2019 and December 31, 2018 our entire goodwill balance was related to our Medical Devices segment.

Medical Devices Segment
Balance as of December 31, 2018	$188,781
Revaluation of goodwill denominated in foreign currency	(5,413)
Balance as of September 30, 2019	$183,368

Definite Lived Intangible Assets

As of September 30, 2019 and December 31, 2018 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands):

	Gross Carrying	Accumulated	Amortization
September 30, 2019	Value	Amortization	Period
Acquired technology	$130,270	$22,407	11	–	22	Years
Customer lists and relationships	31,070	6,196	13	–	22	Years
Distribution and manufacturing rights and know-how	13,757	2,429	5	–	15	Years
Patents	3,714	3,080			17	Years
Other	1,672	481	3	–	5	Years

	Gross Carrying	Accumulated	Amortization
December 31, 2018	Value	Amortization	Period
Acquired technology	$134,999	$16,815	11	–	22	Years
Customer lists and relationships	31,169	5,068	13	–	22	Years
Distribution and manufacturing rights and know-how	4,059	2,107	11	–	15	Years
Patents	3,656	2,970			17	Years
Other	1,154	235	3	–	5	Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on our Summary Consolidated Statement of Operations and Comprehensive (Loss) Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization expense	$2,660	$2,707	$7,796	$8,195

As of September 30, 2019 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder
	of 2019	2020	2021	2022	2023	2024	Total
Amortization expense	$3,029	$11,773	$11,750	$11,205	$10,797	$10,569	$59,123

7. Income Taxes

Income Tax Expense

Our effective income tax rate was a benefit of 87% and 2,375% for the three and nine months ended September 30, 2019, respectively, as compared to an expense of 26% and a benefit of 58% for the three and nine months ended September 30, 2018, respectively. The change in the tax rate for the three and nine months ended September 30, 2019 is primarily due to a change in pre-tax book income for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018.

The income tax rate for the three and nine months ended September 30, 2019 was impacted by excess tax benefit deductions related to stock compensation, which increased income tax benefits by approximately $2,000 and $2.0 million, respectively, as well as the recognition of a benefit of approximately $900,000 related to the expiration of certain federal tax statutes of limitation.  These factors were partially offset by unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

The income tax rate for the three and nine months ended September 30, 2018 was impacted by excess tax benefit deductions related to stock compensation, which increased year-to-date income tax benefits by approximately $1.4 million, and losses in high rate jurisdictions. These factors were partially offset by impacts of non-deductible operating expenses and executive compensation expenses.

Deferred Income Taxes

We generate deferred tax assets primarily as a result of write-downs of inventory and deferred preservation costs, accruals for product and tissue processing liability claims, investment and asset impairments, and operating losses. We acquired significant deferred tax assets, primarily net operating loss carryforwards, from our acquisitions of JOTEC and its subsidiaries in 2017, On-X in 2016, Hemosphere, Inc. in 2012, and Cardiogenesis Corporation in 2011. We believe utilization of these net operating losses will not have a material impact on income taxes for the 2019 tax year.

As of September 30, 2019 we maintained a total of $4.2 million in valuation allowances against deferred tax assets, primarily related to state net operating loss carryforwards, and had a net deferred tax liability of $20.8 million. As of December 31, 2018 we had a total of $3.4 million in valuation allowances against deferred tax assets, primarily related to state net operating loss carryforwards, and a net deferred tax liability of $23.2 million.

8. Leases

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

The adoption of this standard resulted in the recognition of operating lease liability with a net present value of $22.7 million, and corresponding right-of-use assets obtained in the same amount, at January 1, 2019. The leases were recognized with a weighted average discount rate of 5.5% and a weighted average remaining lease term of six years. In addition, deferred rent obligations of approximately $2.4 million recognized under prior lease rules were offset against the corresponding right-of-use asset and will be reflected in amortization over the remaining life of the lease. Our leases had remaining lease terms of one year up to 11 years, some of which had options to extend the leases for up to 29 years and one lease contained a termination option with a two year notice requirement. The adoption of the new leasing standard had no significant impact on covenants or other provisions of our current term and revolver loan facility agreements.

We exercised judgment in the adoption of the new leasing standard, including the determination of whether a financial arrangement includes a lease and in determining the appropriate discount rates to be applied to leases based on our general collateralized credit standing and the geographical market considerations impacting lease rates across all locations. When available, we used the implicit discount rate in the lease contract to discount lease payments to present value. If an implicit discount rate was not available in the lease contract, we used our incremental borrowing rate. We elected the package of practical expedients permitted under the transition guidance of the new leasing standard which includes a provision that allows us to carry forward the historical lease classification of identified leasing arrangements and not reassess (i) classification for any existing leases, (ii) whether any expired or existing agreements are or contain a lease, or (iii) whether any initial direct costs qualified for capitalization. We have also elected the practical expedients that allow us to omit leases with initial terms of 12 months or less from our balance sheet, which are expensed on a straight-line basis over the life of the lease. We have elected not to separate lease and non-lease components for future leases.

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

Supplemental consolidated balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Operating leases:	September 30, 2019
Operating lease right-of-use assets	$25,576
Accumulated amortization	(3,735)
Operating lease right-of-use assets, net	$21,841

Current maturities of operating leases	$5,270
Non-current maturities of operating lease	18,046
Total operating lease liabilities	$23,316

Finance leases:
Property and equipment, at cost	$6,750
Accumulated amortization	(1,079)
Property and equipment, net	$5,671

Current maturities of finance leases	$636
Non-current maturities of finance leases	5,144
Total finance lease liabilities	$5,780

Weighted average remaining lease term (in years):
Operating leases	5.7
Finance leases	11

Weighted average discount rate:
Operating leases	5.4%
Finance leases	2.0%

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

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Amortization of property and equipment	$188	$608
Interest expense on finance leases	30	93
Total finance lease expense	218	701
Operating lease expense	1,717	4,870
Sublease income	(227)	(679)
Total lease expense	$1,708	$4,892

A summary of our supplemental cash flow information is as follows (in thousands):

Nine Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	September 30, 2019
Operating cash flows for finance leases	$91
Operating cash flows for operating leases	5,004
Financing cash flows for finance leases	561

Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance	Operating	Sublease
	Leases	Leases	Income
Remainder of 2019	$256	$1,347	$227
2020	554	6,632	921
2021	609	5,908	930
2022	557	3,459	316
2023	557	2,300	--
Thereafter	3,900	7,228	--
Total minimum lease payments	$6,433	$26,874	$2,394
Less amount representing interest	(653)	(3,558)
Present value of net minimum lease payments	5,780	23,316
Less current maturities	(636)	(5,270)
Lease liabilities, less current maturities	$5,144	$18,046

9. Debt

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

In October 2018 we finalized an amendment to the Credit Agreement to reprice interest rates, resulting in a reduction in the interest rate margins over base rates on the Term Loan Facility. The loan under the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. Prior to the repricing, the optional floating annual rate was equal to either the base rate plus a margin of 3.00%, or LIBOR, plus a margin of 4.00%. The loan under the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR, plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of September 30, 2019 the aggregate interest rate was 5.35% per annum. We are obligated to pay an unused commitment fee equal to 0.50% of the unutilized portion of the revolving loans. In addition, we are also obligated to pay other customary fees for a credit facility of this size and type.

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

The Credit Agreement includes certain customary events of default that include, among other things, non-payment of principal, interest, or fees; inaccuracy of representations and warranties; breach of covenants; cross-default to certain material indebtedness; bankruptcy and insolvency; and change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Credit Agreement immediately due and payable and may exercise the other rights and remedies provided under the Credit Agreement and related loan documents. As of September 30, 2019 and December 31, 2018 there were no outstanding balances on our Revolving Credit Facility and the remaining availability was $30.0 million.

Government Supported Bank Debt

In June 2015 JOTEC obtained two loans from Sparkasse Zollernalb, which are government sponsored by the Kreditanstalt für Wiederaufbau Bank (“KFW”). Both KFW loans have a term of nine years and the interest rates are 2.45% and 1.40%.

Loan Balances

The short-term and long-term balances of our term loan and other borrowings were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Term loan balance	$221,063	$222,750
2.45% Sparkasse Zollernalb (KFW Loan 1)	1,089	1,318
1.40% Sparkasse Zollernalb (KFW Loan 2)	1,633	1,885
Total loan balance	223,785	225,953
Less unamortized loan origination costs	(7,848)	(9,072)
Net borrowings	215,937	216,881
Less short-term loan balance	(1,144)	(1,160)
Long-term loan balance	$214,793	$215,721

Interest Expense

Interest expense was $3.6 million and $11.3 million for the three and nine months ended September 30, 2019, respectively, as compared to $4.1 million and $11.9 million for the three and nine months ended September 30, 2018, respectively. Interest expense includes interest on debt and uncertain tax positions in both periods.

10. Commitments and Contingencies

Liability Claims

Our estimated unreported loss liability was $1.9 million and $1.7 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the related recoverable insurance amounts were $943,000 and $693,000, respectively. We accrue our estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and record the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the estimated liability as of September 30, 2019 could have been as high as $3.8 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

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

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate Premarket Approval (“PMA”) submission to the FDA in early 2020.

As of September 30, 2019 we had $1.5 million in prepaid royalties, $2.1 million in intangible assets, net, and $1.2 million in property and equipment, net on our Summary Consolidated Balance Sheets related to the PerClot product line. If we do not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

11. Revenue Recognition

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

•CardioGenesis Cardiac Laser Console Trials and Sales – CardioGenesis cardiac trialed laser consoles are delivered under separate agreements.

For the three and nine months ended September 30, 2019 and 2018 the sources of revenue were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Domestic hospitals	$36,627	$34,924	$108,582	$103,606
International hospitals	20,246	19,001	63,204	56,440
International distributors	9,654	9,083	29,773	30,482
CardioGenesis cardiac laser therapy	1,354	1,590	4,966	4,514
Total sources of revenue	$67,881	$64,598	$206,525	$195,042

Also see segment disaggregation information in Note 14 below.

Contract Balances

We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra DESIGN ENGINEERING product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of September 30, 2019 and 2018.

We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of September 30, 2019 and 2018 was not material.

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

Equity Grants

During the nine months ended September 30, 2019 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees, RSAs to non-employee Directors, and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 503,000 shares and had an aggregate grant date market value of $14.9 million. Two types of PSUs have been granted in 2019, one with a short-term performance component and the other with a long-term performance component. If performance thresholds are met, the short-term PSUs granted in 2019 represent the right to receive up to 150% of the target number of shares of common stock. The performance component of the short-term PSU awards granted in 2019 is based on attaining specified levels of adjusted earnings before interest, taxes, depreciation, and amortization, (“EBITDA”), as defined in the PSU grant documents, for the 2019 calendar year. If performance thresholds are met, the long-term PSUs granted in 2019 represent the right to receive up to 288% of the target number of shares of common stock. The performance component of the long-term PSU awards granted in 2019 is based on attaining specified levels of adjusted revenue growth and gross margin, as defined in the PSU grant document, for the years 2019 through 2023. We currently believe that achievement of the performance component for both types of PSUs is probable, and we reevaluate this likelihood on a quarterly basis.

During the nine months ended September 30, 2018 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees, RSAs to non-employee Directors, and RSAs and PSUs to certain Company officers, which, including PSUs at target levels, together totaled 317,000 shares of common stock and had an aggregate grant date market value of $7.1 million. The PSUs granted in 2018 represented the right to receive up to 150% of the target number of shares of common stock based on meeting performance thresholds. The performance component of PSU awards granted in 2018 was based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2018 calendar year. The PSUs granted in 2018 earned 80% of the target number of shares.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 169,000 and 219,000 shares to certain Company officers during the nine months ended September 30, 2019 and 2018, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 61,000 shares and 82,000 shares in the nine months ended September 30, 2019 and 2018, respectively, through the ESPP. There were no purchases of shares through the ESPP during the three months ended September 30, 2019 and 2018.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Stock Options	ESPP	Stock Options	ESPP
Expected life	N/A	0.5 Years	5.0 Years	0.5 Years
Expected stock price volatility	N/A	0.39	0.40	0.39
Risk-free interest rate	N/A	2.10%	2.54%	2.56%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
RSA, RSU, and PSU expense	$2,133	$1,281	$5,579	$3,750
Stock option and ESPP expense	487	412	1,460	1,301
Total stock compensation expense	$2,620	$1,693	$7,039	$5,051

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $158,000 and $458,000 in the three and nine months ended September 30, 2019, respectively, and $125,000 and $363,000 in the three and nine months ended September 30, 2018, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.

As of September 30, 2019 we had total unrecognized compensation costs of $14.3 million related to RSAs, RSUs, and PSUs and $2.4 million related to unvested stock options. As of September 30, 2019 this expense is expected to be recognized over a weighted-average period of 2.6 years for PSUs, 1.7 years for stock options, 1.7 years for RSUs, and 1.3 years for RSAs.

13. (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted (loss) income per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic (loss) income per common share	2019	2018	2019	2018
Net (loss) income	$(134)	$1,565	$2,401	$(2,064)
Net loss (income) allocated to participating securities	1	(15)	(17)	20
Net (loss) income allocated to common shareholders	$(133)	$1,550	$2,384	$(2,044)

Basic weighted-average common shares outstanding	37,255	36,526	37,065	36,331
Basic (loss) income per common share	$0.00	$0.04	$0.06	$(0.06)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Diluted (loss) income per common share	2019	2018	2019	2018
Net (loss) income	$(134)	$1,565	$2,401	$(2,064)
Net loss (income) allocated to participating securities	1	(14)	(16)	20
Net (loss) income allocated to common shareholders	$(133)	$1,551	$2,385	$(2,044)

Basic weighted-average common shares outstanding	37,255	36,526	37,065	36,331
Effect of dilutive stock options and awards	--	1,084	785	--
Diluted weighted-average common shares outstanding	37,255	37,610	37,850	36,331
Diluted (loss) income per common share	$0.00	$0.04	$0.06	$(0.06)

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

For the three months ended September 30, 2019 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss. For the nine months ended September 30, 2019 stock options to purchase a weighted-average of 123,000 shares were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding.

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Medical devices	$47,484	$45,152	$147,053	$138,063
Preservation services	20,397	19,446	59,472	56,979
Total revenues	67,881	64,598	206,525	195,042

Cost of products and preservation services:
Medical devices	12,706	12,459	41,021	40,166
Preservation services	9,953	9,425	29,043	27,083
Total cost of products and preservation services	22,659	21,884	70,064	67,249

Gross margin:
Medical devices	34,778	32,693	106,032	97,897
Preservation services	10,444	10,021	30,429	29,896
Total gross margin	$45,222	$42,714	$136,461	$127,793

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Products:
BioGlue	$15,679	$15,646	$50,834	$48,685
JOTEC	15,774	15,004	48,936	46,669
On-X	12,610	11,298	36,751	33,495
CardioGenesis cardiac laser therapy	1,354	1,590	4,966	4,514
PerClot	980	882	2,814	2,822
PhotoFix	1,087	732	2,752	1,878
Total products	47,484	45,152	147,053	138,063

Preservation services:
Cardiac tissue	11,304	9,502	30,734	26,660
Vascular tissue	9,093	9,944	28,738	30,319
Total preservation services	20,397	19,446	59,472	56,979

Total revenues	$67,881	$64,598	$206,525	$195,042

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

•Our beliefs about the unavailability of handpieces for cardiac laser therapy in the fourth quarter of 2019, the temporary nature of this unavailability, and a possible resolution of this unavailability by the first quarter of 2020;

•Our belief that revenue from cardiac laser therapy can vary from quarter to quarter and year to year due to the use of cardiac laser therapy adjunctively with cardiac bypass surgery by a limited number of physicians;

•Our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the agreements with Endospan, and our beliefs about the costs and expected timeline regarding certain clinical trial milestones for the regulatory approval of the Nexus stent graft system in the U.S.;

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

•Our belief that we will incur expenses for clinical research work to gain regulatory approvals for products or indications, including JOTEC, On-X, PerClot, and BioGlue products, and expenses for research and development for new products;

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

We reported quarterly revenues of $67.9 million in the three months ended September 30, 2019, a 5% increase from the quarter ended September 30, 2018 primarily due to an increase in revenues from On-X, preservation services, and JOTEC product revenues. See the “Results of Operations” section below for additional analysis of the three and nine months ended September 30, 2019.

Agreements with Endospan

On September 11, 2019 CryoLife or its wholly-owned subsidiary, JOTEC GmbH (“JOTEC”), entered into exclusive distribution and loan agreements with Endospan Ltd. (“Endospan”), an Israeli corporation, as well as a securities purchase option agreement to purchase Endospan. We paid Endospan $15.0 million in September 2019 related to these agreements.

JOTEC entered into an exclusive distribution agreement (“Endospan Distribution Agreement”) with Endospan, pursuant to which JOTEC obtained exclusive distribution rights for Endospan’s Nexus stent graft system (the “Nexus Product”) and accessories in certain countries in Europe. In addition, CryoLife entered into a securities purchase option agreement (“Endospan Option Agreement”) with Endospan which provides CryoLife the option to purchase all of the outstanding securities of Endospan from Endospan’s securityholders at the time of the acquisition, or the option to acquire all of Endospan’s assets, in each case, for a price between $350.0 and $450.0 million before, or within, a certain period of time after U.S. Food and Drug Administration (“FDA”) approval of the Nexus Product, with such option expiring 90 days after receiving notice that Endospan has received approval from the FDA for its Nexus Product. Lastly, CryoLife and Endospan entered into a loan agreement (“Endospan Loan Agreement”), in which CryoLife agreed to provide Endospan a secured loan to be funded in three tranches of $5.0 million each, of which the first tranche was funded in September of 2019.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2018. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the quarter ended September 30, 2019 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncements

See Note 1 of “Notes to Summary Consolidated Financial Statements” for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

(Tables in thousands)

Revenues

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Three Months Ended		From Prior	Three Months Ended
	September 30,		Year	September 30,
	2019	2018		2019	2018
Products:
BioGlue	$15,679	$15,646	--%	23%	24%
JOTEC	15,774	15,004	5%	23%	23%
On-X	12,610	11,298	12%	19%	18%
CardioGenesis cardiac laser therapy	1,354	1,590	-15%	2%	3%
PerClot	980	882	11%	1%	1%
PhotoFix	1,087	732	48%	2%	1%
Total products	47,484	45,152	5%	70%	70%

Preservation services:
Cardiac tissue	11,304	9,502	19%	17%	15%
Vascular tissue	9,093	9,944	-9%	13%	15%
Total preservation services	20,397	19,446	5%	30%	30%

Total	$67,881	$64,598	5%	100%	100%

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Nine Months Ended		From Prior	Nine Months Ended
	September 30,		Year	September 30,
	2019	2018		2019	2018
Products:
BioGlue	$50,834	$48,685	4%	25%	25%
JOTEC	48,936	46,669	5%	24%	24%
On-X	36,751	33,495	10%	18%	17%
CardioGenesis cardiac laser therapy	4,966	4,514	10%	2%	3%
PerClot	2,814	2,822	--%	1%	1%
PhotoFix	2,752	1,878	47%	1%	1%
Total products	147,053	138,063	7%	71%	71%

Preservation services:
Cardiac tissue	30,734	26,660	15%	15%	14%
Vascular tissue	28,738	30,319	-5%	14%	15%
Total preservation services	59,472	56,979	4%	29%	29%

Total	$206,525	$195,042	6%	100%	100%

Revenues increased 5% and 6% for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018. The increase in revenues for the three months ended September 30, 2019 was primarily due to increases in On-X product revenues, preservation services revenues, and JOTEC product revenues. The increase in revenues for the nine months ended September 30, 2019 was primarily due to increases in On-X product revenues, preservation services, JOTEC product revenues, and BioGlue revenues. Excluding the effects for foreign exchange, revenues increased 6% and 8% for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018. A detailed discussion of the changes in product revenues and preservation services revenues for the three and nine months ended September 30, 2019 is presented below.

Products

Revenues from products increased 5% and 7% for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018. The increase in the three months was primarily due to the increase in revenues from the sale of On-X products. The increase in the nine months was primarily due to the increase in revenues from the sale of On-X, JOTEC, and BioGlue products. A detailed discussion of the changes in product revenues for BioGlue, JOTEC, On-X, CardioGenesis cardiac laser therapy, PerClot, and PhotoFix is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies, with a concentration in Euros, but also including British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars, which are subject to exchange rate fluctuations. For the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, the U.S. Dollar strengthened in comparison to the major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into U.S. Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies.  Additionally, our sales to many distributors around the world are denominated in U.S. Dollars and, although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of these goods in their local currencies.

BioGlue

The BioGlue catalogue of products is used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).

Revenues from the sales of BioGlue were flat for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The factors affecting revenues during this period included a change in the mix of milliliters sold, which increased revenues by 3%, offset by a change in average sales prices, which decreased revenues by 2%, and the effect of foreign exchange rates, which decreased revenues by 1%. Excluding the effects for foreign exchange, revenues increased 2% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Revenues from the sale of BioGlue increased 4% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily due to a 7% increase in the volume of milliliters sold, which increased revenues by 7%, partially offset by the effect of foreign exchange rates, which decreased revenues by 2%, and a decrease in average sales prices, which decreased revenues by 1%. Excluding the effects for foreign exchange, revenues increased 6% for the nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018.

Revenues for BioGlue increased in the first three quarters of 2019 compared to the first three quarters of 2018 in all international markets with the largest growth in Asia Pacific, primarily due to changes in distributor buying patterns in those markets, partially offset by decreases in the domestic markets.

We are currently seeking regulatory approval for BioGlue in China, and if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues from BioGlue accounted for 53% and 51% of total BioGlue revenues for the three and nine months ended September 30, 2019, respectively, and 54% of total BioGlue revenues for both the three and nine months ended September 30, 2018.

JOTEC

On December 1, 2017 CryoLife acquired JOTEC AG and its subsidiaries (the “JOTEC Acquisition”), a German-based, privately held developer of technologically differentiated endovascular stent grafts, and cardiac and vascular surgical grafts, focused on aortic repair. The JOTEC catalogue of products is used in endovascular and open vascular surgery, as well as for the treatment of complex aortic arch and thoracic aortic diseases.

JOTEC revenues, excluding original equipment manufacturing (“OEM”), increased 5% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily due to a 2% increase in volume of units sold, which increased revenues by 7%, primarily due to a mix of products sold in EMEA with higher average sales prices. An overall increase in average sales prices increased revenues by 2%, partially offset by the effect of foreign exchange rates, which decreased revenues by 4%.

JOTEC revenues, excluding OEM, increased 5% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase in revenues was primarily due to an 11% increase in volume of units sold, which increased revenues by 12%, partially offset by the effect of foreign exchange rates, which decreased revenues by 7%.

Excluding the effects for foreign exchange, revenues increased 9% and 12% for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018.

Revenues for JOTEC increased in the first three quarters of 2019 compared to first three quarters of 2018 in EMEA, Latin America, and Asia Pacific with the largest growth in EMEA, on a constant currency basis, due to growth in distributor markets.

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

On-X product revenues, excluding OEM, increased 9% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily due to a change in mix of units sold, which increased revenues by 7%, and an increase in average sales prices, which increased revenues by 2%. The increase in revenue was due to an increase in volume in direct markets as well as an increase in average sales prices in the Asia Pacific market. Revenues in the direct markets increased 11% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily due to an 10% increase in volume of units sold, which increased revenue by 12%, partially offset by decreases of average sales prices which decreased revenues 2% and the effect of foreign exchange rates, which decreased revenues by 1%.

On-X product revenues, excluding OEM, increased 9% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily due to an increase in average sales prices, which increased revenues by 11%, partially offset by the effect of foreign exchange rates, which decreased revenues by 1%, and a 6% increase in volume of units sold, which decreased revenues by 1%. The decrease in revenue with an increase in units sold was due to an increase in units sold in Latin America with a lower average sales price. Revenues in the direct markets increased 12% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily due to an 11% increase in volume of units sold, which increased revenue by 13%, partially offset by the effect of foreign exchange rates, which decreased revenues by 1%.

Excluding the effects for foreign exchange, On-X revenues, excluding OEM, increased 10% for both the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018.

On-X revenues, excluding OEM, for the three months ended September 30, 2019 increased in North America and Asia Pacific as a result of increases in market share. On-X revenues for the nine months ended September 30, 2019 increased primarily in North America as a result of increases in market share. On-X OEM sales accounted for less than 1% of product revenues for both the three and nine months ended September 30, 2019 and 2018.

CardioGenesis Cardiac Laser Therapy

Revenues from our CardioGenesis cardiac laser therapy product line consist primarily of sales of handpieces and, in certain periods, the sale of laser consoles. Revenues from cardiac laser therapy decreased 15% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This decrease in the three months ended September 30, 2019 was due to a 14% decrease in unit shipments of handpieces, which decreased revenues by 14%, partially offset by an increase in average sales prices, which increased revenues by 5%, and due to a laser console that was sold in the three months ended September 30, 2018. No laser consoles were sold in the three months ended September 30, 2019.

Revenues from cardiac laser therapy increased 10% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily due to an increase in service fees and an increase in revenues due to laser console sales. The nine months ended September 30, 2019 had a 1% increase in unit shipments of handpieces, which increased revenues by 1%.

Cardiac laser therapy is generally used adjunctively with cardiac bypass surgery by a limited number of physicians who perform these procedures, which usage patterns can cause period over period revenue fluctuations. There was an increase in physician usage during the first quarter of 2019, which increased shipments overall during the first three quarters of 2019.

During the third quarter of 2019, we determined that we will not have a supply of handpieces for at least most of the fourth quarter of 2019 until the FDA approves our supplier’s change in manufacturing location, pending resolution of several observations the FDA raised during a manufacturing site change reinspection. We do not believe these observations relate to quality or safety. We will not have any handpieces available to ship until our supplier resolves these issues with the FDA. We currently anticipate resumption of supply by the first quarter of 2020.

PerClot

Revenues from the sale of PerClot increased 11% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase in the three months ended September 30, 2019 was primarily due to a 10% increase in the volume of grams sold, which increased revenue by 31%, partially offset by a decrease in average sales price, which decreased revenues by 17%, and the effect of foreign exchange rates, which decreased revenues by 3%.

Revenues from the sale of PerClot were flat for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The key factors affecting revenue this period included a 4% increase in the volume of grams sold, which increased revenue by 14%, offset by a decrease in average sales price, which decreased revenues by 11%, and the effect of foreign currency exchange, which decreased revenue by 3%.

The decrease in average selling prices for the nine months ended September 30, 2019 was in both indirect and direct markets. The increase in volume for the three and nine months ended September 30, 2019 was primarily due to an increase in sales of PerClot in EMEA in the direct markets.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate PMA submission to the FDA in the first half of 2020.

PhotoFix

PhotoFix revenues increased 48% and 47% for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018. The revenue increase was primarily due to an increase in units sold, which increased revenues by 49% and 47% for the three and nine months ended September 30, 2019, respectively, partially offset by a decrease in average sales price, which decreased revenues by 1% during the three months ended September 30, 2019.

The increase in units sold for the three and nine months ended September 30, 2019 was primarily due to an increase in the number of implanting physicians when compared to the prior year period, as this product continues to penetrate domestic markets. Additional increases in unit shipments for the three and nine months ended September 30, 2019 were from sales in EMEA, which is a new market in 2019, as well as from the introduction of smaller sized PhotoFix patches in 2018 and a larger sized PhotoFix patch in the second quarter of 2019.

Preservation Services

Preservation services include services revenues from the preservation of cardiac and vascular tissues. Revenues from preservation services increased 5% and 4% for three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018.

We continue to evaluate modifications to our tissue processing procedures in an effort to improve tissue processing throughput, reduce costs, and maintain quality across our tissue processing business. Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues for implant, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and nine months ended September 30, 2019.

Cardiac Preservation Services

Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets.

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, increased 19% and 15% for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018. This increase during the three and nine months ended September 30, 2019 was primarily due to an 18% and 15% increase in unit shipments of cardiac tissues, which increased revenues by 19% and 15%, respectively.

The increase in cardiac volume for the three and nine months ended September 30, 2019 was primarily due to an increase in the volume of cardiac valve shipments and, to a lesser extent, cardiac patch shipments.

Vascular Preservation Services

The majority of our vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. Competition with synthetic product alternatives and the availability of tissues for processing are key factors affecting revenue volume that can fluctuate from quarter to quarter. Our vascular tissues are primarily distributed in domestic markets.

Revenues from vascular preservation services decreased 9% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This decrease was primarily due to a 7% decrease in vascular tissue shipments, which decreased revenues by 7%, and a decrease in average service fees, which decreased revenues by 2%.

Revenues from vascular preservation services decreased 5% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This decrease was primarily due to a 3% decrease in vascular tissue shipments, which decreased revenues by 3%, and a decrease in average service fees, which decreased revenues by 2%.

The decrease in average service fees for the three and nine months ended September 30, 2019 was primarily driven by fee differences due to physical characteristics of vascular tissues, the routine negotiation of pricing contracts with certain customers, as well as competitive pricing pressures. The decrease in vascular volume for the three and nine months ended September 30, 2019 was primarily due to decreases in saphenous vein shipments.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of products	$12,706	$12,459	$41,021	$40,166

Cost of products increased 2% for both the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018. Cost of products for the three and nine months ended September 30, 2019 and 2018 included costs related to JOTEC, On-X, BioGlue, PhotoFix, PerClot, and CardioGenesis cardiac laser therapy.

Cost of products for the three and nine months ended September 30, 2018 includes $62,000 and $2.8 million, respectively, in inventory basis step-up expense, primarily related to the JOTEC inventory fair value adjustment recorded in purchase accounting for the JOTEC acquisition.

The increase in cost of products for the three months ended September 30, 2019 is due to an increase in shipments of higher cost products as a percentage of overall shipments. The increase in cost of products for the nine months ended September 30, 2019 was primarily due to increases in unit shipments.

Cost of Preservation Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of preservation services	$9,953	$9,425	$29,043	$27,083

Cost of preservation services increased 6% and 7% for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services increased in the three and nine months ended September 30, 2019 primarily due to an increase in the unit shipment of tissues.

Gross Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gross margin	$45,222	$42,714	$136,461	$127,793
Gross margin as a percentage of total revenues	67%	66%	66%	66%

Gross margin increased 6% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to increases in On-X, BioGlue, PhotoFix and tissue revenues. Gross margin as a percentage of total revenues increased in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to an increase in On-X margins driven by an increase in revenue as described above.

Gross margin increased 7% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to increases in On-X, BioGlue, JOTEC and tissue revenues. Gross margin as a percentage of total revenues remained flat in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to additional costs in 2018 for the inventory fair value adjustment recorded in purchase accounting for the JOTEC acquisition.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General, administrative, and marketing expenses	$34,259	$32,871	$105,402	$104,946
General, administrative, and marketing expenses
as a percentage of total revenues	50%	51%	51%	54%

General, administrative, and marketing expenses increased 4% for the three months ended September 30, 2019 as compared to three months ended September 30, 2018 and remained flat for the nine months ended September 30, 2019 as compared to September 30, 2018. The increases in general, administrative, and marketing expenses for the three and nine months ended September 30, 2019 were primarily due to higher expenses to support our increased revenue base and employee headcount, offset by decreased business development and integration expenses primarily related to the JOTEC acquisition. General, administrative, and marketing expenses for the three and nine months ended September 30, 2019 included $1.2 million and $2.6 million, respectively, in business development and integration expenses, as compared to $1.9 million and $6.9 million for the three and nine months ended September 30, 2018, respectively, primarily related to the JOTEC acquisition.

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development expenses	$6,259	$5,225	$17,648	$16,314
Research and development expenses
as a percentage of total revenues	9%	8%	9%	8%

Research and development expenses increased 20% and 8% for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018. Research and development spending in the three and nine months ended September 30, 2019 was primarily focused on clinical work with respect to our pivotal clinical trial to gain regulatory approval for JOTEC products, and to a lesser extent, to gain regulatory approval for On-X products as well as approval to commercialize PerClot for surgical indications in the U.S. Research and development spending in the three and nine months ended September 30, 2018 was primarily focused on JOTEC products and clinical work with respect to our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. and, to a lesser extent, On-X and BioGlue products.

Interest Expense

Interest expense was $3.6 million and $11.3 million for the three and nine months ended September 30, 2019, respectively, as compared to $4.1 million and $11.9 million for the three and nine months ended September 30, 2018, respectively. Interest expense in the three and nine months ended September 30, 2019 and 2018 included interest on debt and uncertain tax positions.

Other Expense (Income), Net

Other expense, net was $2.4 million and $2.7 million for the three and nine months ended September 30, 2019, respectively, as compared to other income of $1.5 million and $257,000 for the three and nine months ended September 30, 2018, respectively.  Other income and other expense primarily includes the realized and unrealized effects of foreign currency gains and losses.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(Loss) income before income taxes	$(992)	$2,108	$97	$(4,932)
Income tax (benefit) expense	(858)	543	(2,304)	(2,868)
Net (loss) income	$(134)	$1,565	$2,401	$(2,064)

Diluted (loss) income per common share	$0.00	$0.04	$0.06	$(0.06)
Diluted weighted-average common shares outstanding	37,255	37,610	37,850	36,331

We experienced a loss before income taxes for the three months ended September 30, 2019 and income before income taxes for the three months ended September 30, 2018. We experienced income before income taxes for the nine months ended September 30, 2019 and a loss before income taxes for the nine months ended September 30, 2018. Loss before income taxes for the three months ended September 30, 2019, as compared to income for the three months ended September 30, 2018, was primarily due the effect of foreign currency gains and losses. Income before income taxes for the nine months ended September 30, 2019, as compared to a loss for the nine months ended September 30, 2018, was primarily due to a decrease in integration and business development expenses and inventory basis step-up expense related to the JOTEC acquisition.

Our effective income tax rate was a benefit of 87% and 2,375% for the three and nine months ended September 30, 2019, respectively, as compared to an expense of 26% and a benefit of 58% for the three and nine months ended September 30, 2018, respectively. The change in the tax rate for the three and nine months ended September 30, 2019 is primarily due to a change in pre-tax book income for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018.

The income tax rate for the three and nine months ended September 30, 2019 was impacted by excess tax benefit deductions related to stock compensation, which increased income tax benefits by approximately $2,000 and $2.0 million, respectively, as well as the recognition of a benefit of approximately $900,000 related to the expiration of certain federal tax statutes of limitations.  These factors were partially offset by unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

The income tax rate for the three and nine months ended September 30, 2018 was impacted by excess tax benefit deductions related to stock compensation, which increased year-to-date income tax benefits by approximately $1.4 million, and losses in high rate jurisdictions. These factors were partially offset by impacts of non-deductible operating expenses and executive compensation expenses.

Net income and diluted income per common share decreased for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease for the three months ended September 30, 2019 was primarily due to a decrease in income before income taxes, partially offset by an income tax benefit, as discussed above. Net income and diluted income per common share increased for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to the increase in income before income taxes, partially offset by a lessor income tax benefit in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

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

We believe the demand for JOTEC products is seasonal, with a decline in demand generally occurring in the third quarter due to the summer holiday season in Europe. However, the nature of any seasonal trends may be obscured due to integration activities in 2018 subsequent to the JOTEC Acquisition including the implementation of our distributor-to-direct strategy and our European sales force realignment.

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

Liquidity and Capital Resources

Net Working Capital

As of September 30, 2019 net working capital (current assets of $181.4 million less current liabilities of $42.2 million) was $139.2 million, with a current ratio (current assets divided by current liabilities) of 4 to 1, compared to net working capital of $144.7 million and a ratio of 5 to 1 at December 31, 2018.

Overall Liquidity and Capital Resources

Our primary cash requirements for the nine months ended September 30, 2019 were general working capital needs, funding of the Endospan agreements, interest and principal payments under our debt agreement, capital expenditures for facilities and equipment, repurchases of stock to cover tax withholdings, and business development and integration expenses. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.

We believe our cash from operations and existing cash and cash equivalents will enable us to meet our current operational liquidity needs for at least the next twelve months. Our future cash requirements are expected to include interest and principal payments under our debt agreement, expenditures for clinical trials, additional research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes and may include cash to fund business development activities including obligations as defined in the Endospan agreements. These items may have a significant effect on our future cash flows during the next twelve months. Subject to the terms of our credit facility, considering our revolving credit availability and other obligations, we may seek additional borrowing capacity or financing, pursuant to our current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If we undertake any further significant business development activity, we may need to finance such activities by drawing down monies under our credit agreement, discussed below, obtaining additional debt financing, or using a registration statement to sell equities. There can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us.

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

In October 2018 we finalized an amendment to the Credit Agreement to reprice interest rates, resulting in a reduction in the interest rate margins over base rates on the Term Loan Facility. The loan under the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. Prior to the repricing, the optional floating annual rate was equal to either the base rate, plus a margin of 3.00%, or LIBOR, plus a margin of 4.00%. The loan under the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR, plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of September 30, 2019 the remaining availability on our revolving credit facility was $30.0 million.

We intend to incur expenses for clinical research work to gain regulatory approvals for new products or indications, including JOTEC, On-X, PerClot, and BioGlue products, and to incur expenses for research and development for new products.

We also intend to fund two additional $5.0 million tranches upon completion of certain clinical trial milestones in connection with the Endospan Loan.

We believe utilization of net operating loss carryforwards from our acquisitions of JOTEC, On-X, Hemosphere, Inc., and Cardiogenesis Corporation will not have a material impact on income taxes for the 2019 tax year.

As of September 30, 2019 approximately 28% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $14.8 million for the nine months ended September 30, 2019, as compared to net cash used in operating activities of $640,000 for the nine months ended September 30, 2018. The prior year cash used in operating activities was largely a result of increased integration and business development costs resulting in a higher net loss, primarily related to the JOTEC acquisition. These expenses made up a large portion of the $12.5 million unfavorable adjustment due to the timing differences between recording accounts payable, accrued expenses, and other liabilities and the payment of cash.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net (loss) income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the nine months ended September 30, 2019 these non-cash items included $13.3 million in depreciation and amortization expenses and $6.6 million in non-cash compensation.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the nine months ended September 30, 2019 these changes included unfavorable adjustments of $4.5 million due to the timing difference between recording receivables and the receipt of cash, $3.9 million due to an increase in inventory balances and deferred preservation costs, and $3.0 million due to an increase in prepaid expenses and other assets.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $20.8 million for the nine months ended September 30, 2019, as compared to $5.0 million for the nine months ended September 30, 2018. The increase is primarily due to cash payments totaling $15.0 million in connection with the agreements with Endospan made in the third quarter of 2019.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $836,000 for the nine months ended September 30, 2019, as compared to $1.3 million for the nine months ended September 30, 2018. The current year cash used was primarily due to $2.7 million for repurchases of common stock to cover tax withholdings and $2.1 million in principal payments on debt, partially offset by $4.5 million in proceeds from the exercise of options and issuance of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of September 30, 2019 were as follows (in thousands):

		Remainder of
	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations	$223,785	$691	2,764	2,764	2,764	2,764	$212,038
Interest payments	59,709	2,969	11,795	11,664	11,534	11,404	10,343
Research Obligations	31,222	3,897	5,186	8,413	7,483	5,900	343
Operating Leases	26,874	1,347	6,632	5,908	3,459	2,300	7,228
Contingent payments	11,000	--	5,000	6,000	--	--	--
Purchase Commitments	8,445	5,331	2,836	132	110	15	21
Finance leases	6,433	256	554	609	557	557	3,900
Total contractual obligations	$367,468	$14,491	$34,767	$35,490	$25,907	$22,940	$233,873

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

The contingent payments obligation includes two additional $5.0 million tranches under the Endospan Loan that we are required, subject to certain conditions, to advance to Endospan upon receipt of certification that certain approvals and clinical trial milestones have been achieved. The contingent payments that we may make if certain U.S. regulatory approvals and certain commercial milestones are achieved related to our transaction with Starch Medical, Inc. (“SMI”) for PerClot.

Our purchase commitments include obligations from agreements with suppliers, one of which is the minimum purchase requirements for PerClot under a distribution agreement with SMI. Pursuant to the terms of the distribution agreement, we may terminate that agreement, including the minimum purchase requirements set forth in the agreement for various reasons, one of which is if we obtain FDA approval for PerClot. These minimum purchases are included in the table above through 2020, based on the assumption that we will not terminate the distribution agreement before receiving FDA approval for PerClot. However, if we do not obtain FDA approval for PerClot and/or we choose not to terminate the distribution agreement, we may have minimum purchase obligations of up to $1.75 million per year through the end of the contract term in 2025.

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, as no assessments have been made for specific litigation, and (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $3.3 million, as no specific assessments have been made by any taxing authorities.

Capital Expenditures

Capital expenditures were $5.2 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively. Capital expenditures in the nine months ended September 30, 2019 were primarily related to the routine purchases of manufacturing and tissue processing equipment, leasehold improvements needed to support our business, computer software, and computer and office equipment.

Risks and Uncertainties

See the risks identified in Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $36.7 million as of September 30, 2019 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility and $225.0 million secured Term Loan Facility. A 10% adverse change in interest rates, as compared to the rates experienced by us in the nine months ended September 30, 2019, affecting our cash and cash equivalents, restricted cash and securities, $225.0 million secured Term Loan Facility, and Revolving Credit Facility would not have a material effect on our financial position, results of operations, or cash flows.

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

We have revenues and expenses that are denominated in foreign currencies. Specifically, a portion of our international BioGlue, On-X, PerClot, and JOTEC revenues are denominated in Euros, British Pounds, Swiss Francs, Polish Zlotys, Canadian Dollars, and Brazilian Reals, and a portion of our general, administrative, and marketing expenses are denominated in Euros, British Pounds, Swiss Francs, Polish Zlotys, Canadian Dollars, Brazilian Reals, and Singapore Dollars. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result, revenues and expenses could fluctuate related to a change in exchange rates.

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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of September 30, 2019, the CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors.

Risks Relating To Our Business

We may not realize all the anticipated benefits of the JOTEC Acquisition.

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

Tissue preservation services are a significant source of our revenues, representing 30% of revenues in both the three months ended September 30, 2019 and 2018. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

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

In addition, U.S. and foreign governments and regulatory agencies have adopted restrictive laws, regulations, and rules that apply to our tissue preservation services. These include but are not limited to:

•National Organ Transplant Act, which prohibits the acquisition or transfer of human organs for valuable consideration for use in human transplantation, but allows for the payment of reasonable expenses associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of human organs; and

•U.S. Department of Labor, Occupational Safety and Health Administration, and U.S. Environmental Protection Agency requirements for prevention of occupational exposure to infectious agents and hazardous chemicals and protection of the environment.

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

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, representing 23% and 24% of revenues in the three months ended September 30, 2019 and 2018, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

•Changes to components in the BioGlue product, including in the delivery system, require regulatory approval, which, if delayed, could cause prolonged disruptions to our ability to supply BioGlue; and

•On June 13, 2019 our European Notified Body for BioGlue, Lloyd’s Register Quality Assurance Limited, which is headquartered in the U.K., informed us that it will no longer provide Notified Body services to companies in European Economic Area (“EEA”) effective September 2019. On July 5, 2019 the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) granted us a one year grace period to transfer BioGlue (and PhotoFix) to a new Notified Body. We are currently in the process of transferring to a new Notified Body for BioGlue (and PhotoFix) in the EEA. If we are delayed or unsuccessful in transferring to a new Notified Body for BioGlue (and PhotoFix) in the EEA, if the scheduled exit of the U.K. from the European Union, or “Brexit,” occurs and undermines the validity of the MHRA’s one-year grace period, or if we are otherwise unable to timely meet applicable regulatory requirements, we may be unable to place BioGlue (or PhotoFix) on the market in the EEA until the situation is resolved.

We are significantly dependent on our revenues from JOTEC and are subject to a variety of risks affecting them.

JOTEC is now a significant source of our revenues, representing 23% of revenues in both the three months ended September 30, 2019 and 2018. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

•Our ability to contend with enhanced regulatory requirements and enforcement activities.

We are significantly dependent on our revenues from On-X and are subject to a variety of risks affecting them.

On-X is a significant source of our revenues, representing 19% and 18% of revenues in the three months ended September 30, 2019 and 2018, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

•Our ability to achieve anticipated On-X revenue in the U.S. and in international markets outside the U.S.;

•Our ability to capitalize on the FDA’s approved reduced International Normalized Ratio (“INR”) indication;

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

•Regulatory agencies could reclassify, reevaluate, or suspend our clearances and approvals, or fail or decline to timely issue or reissue our clearances and approvals, that are necessary to sell our products and distribute tissues;

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

At the same time, European Notified Bodies have begun engaging in more rigorous regulatory enforcement activities and may continue to do so. For example, our Notified Body for the On-X product line temporarily suspended the CE Mark for the On-X ascending aortic prosthesis (“AAP”) in the EEA. See the risk factor below entitled “Our revenues for the On-X AAP in Europe may continue to be adversely affected by regulatory enforcement activities regarding the On-X AAP’s CE Mark” for further discussion. Further, in anticipation of MDR, Notified Bodies will no longer review routine submissions unless they are submitted in accordance with MDR. Our inability to timely adapt to these new requirements of our Notified Bodies could adversely impact our clearances and approvals, which could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

We may not realize all the anticipated benefits of our agreements with Endospan.

On September 11, 2019, we entered into various agreements with Endospan, Ltd. (“Endospan”), an Israeli medical device manufacturer (the “Endospan Transaction”). The Endospan Transaction included an exclusive distribution agreement for the Nexus stent graft system (the “Nexus Product”) in certain countries in Europe for a fixed distribution fee of $9 million; a loan agreement (“Endospan Loan”) for a secured loan from CryoLife to Endospan in an amount up to $15 million, funded over three tranches of $5 million each upon the completion of certain milestones (the first tranche of which was paid in September 2019); and a security purchase option agreement providing CryoLife the option to purchase all the then outstanding securities of Endospan from Endospan’s existing securityholders for a price between $350 million and $450 million before or upon FDA approval of the Nexus Product, for which option CryoLife paid to Endospan $1 million.

Our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the Endospan Transaction depends on a number of factors including:

•The continued growth of the global market for stent grafts used in endovascular repair of aortic disease;

•Our ability to introduce and drive adoption of the Nexus Product in the European market;

•Our ability to foster cross-selling opportunities between the JOTEC product portfolio and the Nexus Product;

•Our ability to leverage our global infrastructure to sell the Nexus Product, including in the markets in which JOTEC is already direct;

•Endospan’s ability to comply with the Endospan Loan, as well as other debt obligations, and avoid an event of default;

•Endospan’s ability to successfully commercialize the Nexus Product in markets outside of Europe;

•Endospan’s ability to meet demand for the Nexus Product;

•Endospan’s ability to meet quality and regulatory requirements;

•Endospan’s ability to manage any intellectual property risks and uncertainties associated with the Nexus Product;

•Endospan’s ability to obtain FDA approval of the Nexus Product; and

•Our ability to manage the unforeseen risks and uncertainties related to the Nexus Product.

Many of these factors are outside of our control and any one of them could result in increased costs, decreased revenues, and diversion of management’s time and energy, which could materially, adversely impact our business, financial condition, profitability, and cash flows. These benefits may not be achieved within the anticipated time frame or at all. Any of these factors could negatively impact our earnings per share and negatively impact the price of our common stock.

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

•New Products – Drive growth through new products, including Endospan and JOTEC products;

•New Indications – Drive growth by broadening the reach of some of our products and services, including the JOTEC, On-X, and BioGlue products, and preserved cardiac and vascular tissues, with new or expanded approvals and indications in the U.S. or in international markets;

•Global Expansion – Drive growth by expanding our current products and services into new markets, including emerging markets, and developing new direct sales territories overseas; and

•Business Development – Drive growth through business development by selectively pursuing potential acquisitions, licensing, or distribution rights of companies or technologies that complement our existing products, services, and infrastructure and expand our footprint in the cardiac and vascular surgery space, as we did with the recent distribution agreement with Endospan and the acquisitions of JOTEC and On-X; and licensing of products developed internally with non-cardiac or non-vascular indications. To the extent we identify new non-core products or additional applications for our core products, we may attempt to license these products to corporate partners for further development or seek funding from outside sources to continue commercial development.

Although we continue to implement these strategies, we cannot be certain that they will ultimately drive business expansion and enhance shareholder value.

We may not be successful in obtaining necessary clinical results and regulatory approvals for products and services in development, and our new products and services may not achieve market acceptance.

Our growth and profitability will depend, in part, upon our ability to complete development of, and successfully introduce, new products and services, or expand upon existing indications, which requires that we invest significant time and resources to obtain required regulatory approvals, including significant investment of time and resources into clinical trials. Although we have conducted clinical studies on certain products and services under development, which indicate that such products and services may be effective in a particular application, we cannot be certain that we will be able to successfully execute on these clinical trials or that the results we obtain from clinical studies will be sufficient for us to obtain any required regulatory approvals or clearances. In addition, we must complete various post-market clinical studies to satisfy various regulatory and reimbursement requirements. These post-market clinical studies also require significant time and resources, and we cannot be certain that we will be able to successfully execute them or that the results we obtain will satisfy post-market regulatory and reimbursement requirements.

We are currently engaged in several clinical trials and post-market clinical studies for our products, and we also have begun efforts to initiate future U.S. clinical trials for certain JOTEC products. Each of these trials or studies is subject to the risks outlined herein.

We cannot give assurance that the relevant regulatory agencies will clear or approve these, or any new products and services or new indications, on a timely basis, if ever, or that the products and services or new indications will adequately meet the requirements of the applicable market or achieve market acceptance. We may encounter delays or rejections during any stage of the regulatory approval process if clinical or other data fails to demonstrate satisfactorily compliance with, or if the service or product fails to meet, the regulatory agency’s requirements for safety, efficacy, and quality, or the regulatory agency otherwise has concerns about our quality or regulatory compliance. Regulatory requirements for safety, efficacy, quality, and the conduct of clinical trials and post-market clinical studies may become more stringent due to changes in applicable laws, regulatory agency policies, or the adoption of new regulations. Clinical trials and post-market clinical studies may also be delayed or halted due to the following, among other factors:

•Unanticipated side effects;

•Lack of funding;

•Inability to locate or recruit clinical investigators;

•Inability to locate, recruit, and qualify sufficient numbers of patients;

•Redesign of clinical trial or post-market clinical study programs;

•Inability to manufacture or acquire sufficient quantities of the products, tissues, or any other components required for clinical trials or post-market clinical study programs;

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

Some of the materials, supplies, and services that are key components of our product manufacturing or our tissue processing, as well as some of our products, are sourced from single or sole-source suppliers. As a result, our ability to negotiate favorable terms with those suppliers may be limited, and if those suppliers experience operational, financial, quality, or regulatory difficulties, or if those suppliers and/or their facilities refuse to supply us or cease operations temporarily or permanently, we could be forced to cease product manufacturing or tissue processing until the suppliers resume operations, until alternative suppliers could be identified and qualified, or permanently if the suppliers do not resume operations and no alternative suppliers could be identified and qualified. We could also be forced to purchase alternative materials, supplies, or services with unfavorable terms due to diminished bargaining power. As an example of these risks, during the third quarter of 2019, we determined that we will not have a supply of handpieces for at least most of the fourth quarter of 2019 until the FDA approves our supplier’s change in manufacturing location, pending resolution of several observations the FDA raised during a manufacturing site change reinspection. We do not believe these observations relate to quality or safety. We will not have any handpieces available to ship until our supplier resolves these issues with the FDA.  We currently anticipate resumption of supply by the first quarter of 2020.

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

The Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 imposed significant new taxes on medical device manufacturers in the form of a 2.3% excise tax on all U.S. medical device sales that commenced in January 2013.  While this tax was suspended for 2016, 2017, 2018, and 2019, the excise tax will be levied in 2020 unless Congress passes another suspension. If Congress does not pass a suspension, the excise tax could adversely affect our business and profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

       (c)  The following table provides information about purchases by us during the quarter ended September 30, 2019 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number
			of Common Shares	Dollar Value
	Total Number of		Purchased as	of Common Shares
	Common Shares	Average Price	Part of Publicly	That May Yet Be
	and Common Stock	Paid per	Announced	Purchased Under the
Period	Units Purchased	Common Share	Plans or Programs	Plans or Programs
07/01/19 - 07/31/19	253	$30.25	--	$--
08/01/19 - 08/31/19	1,912	26.61	--	--
09/01/19 - 09/30/19	--	--	--	--
Total	2,165	27.04	--

The common shares purchased during the quarter ended September 30, 2019 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

Under our Credit Agreement, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In October of 2019 the Compensation Committee of our Board of Directors amended our Clawback Policy to require the Company to recoup excess performance-based cash or equity incentive compensation received by current or former officers in the completed three fiscal years immediately preceding the date on which the Company is required to prepare a material accounting restatement as a result of noncompliance with any financial reporting requirement under the federal securities laws, unless the cost of recovery exceeds the amount to be recovered.

Item 6. Exhibits.

The exhibit index can be found below.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed July 31, 2019.)
3.2	Amended and Restated By-Laws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed February 22, 2018.)
4.1	Form of Certificate for our Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
10.1*†	Loan Agreement, dated September 11, 2019, by and between CryoLife, Inc., as lender, and Endospan Ltd., as borrower.
10.2*†	Exclusive Distribution Agreement, dated September 11, 2019, by and between JOTEC GmbH, as distributor, and Endospan Ltd., as manufacturer.
31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________

*Filed herewith.

**Furnished herewith.

†Portions of the exhibit have been omitted.

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

October 31, 2019

------------------------

DATE