Form 10-K
period 2019-12-31
CRYOLIFE INC
filed 2020-02-19
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Yes ☐ No ☒

As of June 30, 2019 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the registrant was $1,078,303,225 computed using the closing price of $29.93 per share of Common Stock on June 30, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, based on management’s belief that Registrant has no affiliates other than its directors and executive officers.

As of February 14, 2020 the number of outstanding shares of Common Stock of the registrant was 39,081,335.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after December 31, 2019	Part III

Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934 (the “Exchange Act”). The words “could,” “may,” “might,” “will,” “would,” “shall,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future,” “assume,” and variations of such words and other similar expressions generally identify forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this Form 10-K. Such forward-looking statements reflect the views of management at the time such statements are made and are subject to a number of risks, uncertainties, estimates, and assumptions, including, without limitation, in addition to those identified in the text surrounding such statements, those identified under Part I, Item 1A, “Risk Factors” and elsewhere in this Form 10-K.

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

•Our beliefs about the unavailability of handpieces for cardiac laser therapy, the temporary nature of this unavailability, and a possible resolution of this unavailability during the second half of 2020;

•Our belief that revenue from cardiac laser therapy can vary from quarter to quarter and year to year due to the use of cardiac laser therapy adjunctively with cardiac bypass surgery by a limited number of physicians;

•Our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the agreements with Endospan, and our beliefs about the costs and expected timeline regarding certain clinical trial milestones for the regulatory approval of NEXUS stent graft system in the U.S.;

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

•Our expectations regarding the timing of clinical research work and regulatory approvals for and expected distribution of products or indications, including JOTEC, On-X, PerClot, and BioGlue products;

•Our plans and expectations regarding reinvesting the unremitted earnings of our non-U.S. subsidiaries;

•Our expectations regarding the utilization of net operating loss carryforwards from our acquisitions of JOTEC, On-X, Hemosphere, Inc., and Cardiogenesis Corporation; and

•Other statements regarding projections of future financial and business performance; anticipated growth and trends in our business and the markets relevant to our business, including as our growth relates to our competitors; future production capacity and product supply; the availability and benefits of our products in the future; and the expected timing and impact of our strategic initiatives.

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

PART I

Item 1. Business.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”) is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: BioGlue® Surgical Adhesive (“BioGlue”) products, JOTEC stent grafts and surgical products, On-X mechanical heart valves and surgical products, and implantable cardiac and vascular human tissues. In addition to these four major product families, we sell or distribute PhotoFixTM bovine surgical patch, PerClot® hemostatic powder, NEXUSTM endovascular stent graft system, and CardioGenesis cardiac laser therapy.

Corporate Structure

Our main operating subsidiaries include JOTEC GmbH (“JOTEC”), a Hechingen, Germany-based endovascular and surgical products company acquired on December 1, 2017 and On-X Life Technologies Holdings, Inc. (“On-X”), an Austin, Texas-based, mechanical heart valve company acquired on January 20, 2016, as well as separate country entities to support direct sales operations in Brazil, Canada, France, Italy, Poland, Spain, Switzerland, and the U.K. Additionally, we have entities in China, Korea, Singapore, Thailand, and Vietnam to provide sales and marketing support for the Asia Pacific region.

Segments and Geographic Information

We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes revenues from sales of BioGlue products, JOTEC products, On-X products, CardioGenesis cardiac laser therapy, PerClot, PhotoFix, and NEXUS. The Preservation Services segment includes services revenues from the preservation of cardiac and vascular implantable human tissues. See Part II, Item 8, Note 18 of the “Notes to Consolidated Financial Statements” for further information on our segments and for our geographic information.

Strategy

CryoLife is committed to partnering with surgeons and cardiologists to deliver innovative technologies that restore the health of patients with aortic disease. Our strategic plan is focused on four growth areas that we expect to drive our business in the near term. These four growth areas and their key elements are described below:

•New Products – Drive growth through product development and commercialization of new and next-generation products and services focused on aortic repair;

•New Indications – Drive growth through new regulatory approvals and expanded indications for our existing products and services to increase the size of our addressable U.S. or international markets;

•Global Expansion – Drive growth by entering new international markets, establishing new international direct sales territories, and developing our commercial infrastructure in new markets, including emerging markets, China and Brazil; and

•Business Development – Drive growth by selectively pursuing acquisitions, licensing, and distribution opportunities that are aligned to our objectives and complement our existing products, services, and infrastructure. Examples include our acquisitions of JOTEC and On-X and our distribution agreement and purchase option for NEXUS. To the extent that we identify, develop or acquire non-core products or applications, we may dispose of these assets or pursue licensing or distribution agreements with third party partners for development or commercialization.

Markets, Products, Services, and Competition

Our medical devices and preservation services are primarily used by cardiac and vascular surgeons to treat patients with aortic disease, including heart valve disease, and to a lesser extent, other conditions in cardiac and vascular surgery.

We face competition from several domestic and international medical device, pharmaceutical, and biopharmaceutical companies and from both for-profit and non-profit tissue banks. Many of our current and potential competitors have substantially greater financial and personnel resources than we have. Some of these competitors might have greater experience in developing products, procuring tissues, conducting clinical trials, and obtaining regulatory approvals, and they might have large contracts with hospitals under which they can impose purchase requirements that place our products at a disadvantage. Some of these competitors might obtain patent protection or approval or clearance by the U.S. Food and Drug Administration (“FDA”) or foreign regulators sooner than we do. Some might have superior manufacturing efficiency, tissue processing capacity, and/or marketing capabilities. Some might be developing additional competitive products that could compete with our products or services in the future. We cannot assure that our current or future competitors will not succeed in developing alternative technologies, products, or services that have significant advantages over those that have been, or are being, developed by us or that would render our products or technologies obsolete and non-competitive. Any of these competitive disadvantages could materially, adversely affect us.

We discuss the cardiac and vascular surgery markets in which we compete and our products, services, and technologies with which we compete in each of these markets below.

Cardiac Surgery Markets

Surgical Sealants

Closing internal wounds effectively following surgical procedures is critical to the restoration of the function of tissue and to the ultimate success of the surgical procedure. Failure to seal surgical wounds effectively can result in leakage of blood in cardiac surgeries, air in lung surgeries, cerebrospinal fluid in neurosurgeries, and gastrointestinal contents in abdominal surgeries. Fluid, air, and gastric leakage resulting from surgical procedures can lead to prolonged hospitalization, greater post-operative pain, higher costs, and higher mortality rates.

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

BioGlue
Our proprietary BioGlue product is a polymer consisting of bovine blood protein and an agent for cross-linking proteins, which was developed for use in cardiac, vascular, pulmonary, and general surgical applications. BioGlue is stronger than other cardiovascular sealants with a tensile strength that is four to five times that of fibrin sealants. BioGlue begins to polymerize within 20 to 30 seconds and reaches its bonding strength within two minutes and it adheres to tissues in a wet field. BioGlue is dispensed through a controlled delivery system that consists of a disposable syringe and various applicator tips. BioGlue syringes are available in pre-filled 2ml, 5ml, and 10ml volumes with applicator tips suitable for various applications.
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
BioGlue competes primarily with sealants from Baxter International Inc, (“Baxter”); Ethicon, Inc. (a Johnson & Johnson Company); Integra LifeSciences Holdings Corporation; and Bard (“Bard”), a subsidiary of Becton, Dickinson, and Company (“BD”). BioGlue competes with these products based on its features and benefits, such as its strength and ease of use.

We are approved to sell BioGlue throughout the U.S. and in approximately 85 other countries. Revenues from BioGlue accounted for 25%, 25%, and 35% of total revenues in 2019, 2018, and 2017, respectively.

Heart Valves and Cardiac Patches for Cardiac Reconstruction

Patients with heart disease can experience valve insufficiency, regurgitation, or stenosis that may require heart valve repair or replacement surgery. Patients with congenital cardiac defects such as Tetralogy of Fallot, Truncus Arteriosus, and Pulmonary Atresia can require complex cardiac reconstructive surgery to repair the defect. A variety of tissues and synthetic materials are implanted in these cardiac procedures. Implantable human tissues (homografts) and animal tissues (xenografts) as well as other synthetic materials may be used in cardiac procedures. Implantable devices may be entirely synthetic, such as mechanical heart valves, or contain both synthetic materials and xenograft tissue components, such as bioprosthetic heart valves.
Mechanical heart valves are durable and often last for the remainder of a patient’s life without replacement, even for relatively young patients with long life expectancies. Mechanical valves are readily available and are a relatively inexpensive solution for those requiring a heart valve replacement. These valves contain a synthetic sewing ring to facilitate surgical implantation of the device. Patients who receive mechanical heart valves are required to undergo long-term blood thinning or anticoagulation drug therapy to minimize the risk of stroke or other complications from the formation of blood clots.

Bioprosthetic valves are readily available and are a relatively inexpensive solution for those requiring a valve replacement. Bioprosthetic tissues contain bovine, equine, or porcine tissues that are typically processed with glutaraldehyde, which may result in progressive calcification, or hardening of the tissue over time. Bioprosthetic heart valves usually have a life of 7 to 20 years, after which a degenerating valve must be replaced. Multiple replacements, each requiring open heart surgery, can be a significant concern for younger patients. These valves typically contain a synthetic sewing ring to facilitate surgical implantation. Patients receiving a bioprosthetic heart valve may not require long-term anticoagulation drug therapy, although some of these patients may require anticoagulation drug therapy for other heart or vascular conditions that are common in this patient population.

The sewing rings of both mechanical and bioprosthetic heart valves are synthetic materials that may harbor bacteria and lead to infection (endocarditis), which can be difficult to treat with antibiotics. Patients with an infected mechanical or bioprosthetic valve may require valve replacement surgery. The 2013 Society of Thoracic Surgeons Guidelines, (the “Guidelines”) as published in the Annals of Thoracic Surgery, have increased the indication (from Class II to Class I) and broadened the scope for using a human heart valve during aortic valve replacement surgery due to endocarditis. The Class I indication means that an aortic homograft is the recommended course of treatment when endocarditis has functionally destroyed the aortic valve annulus. The previous Class II indication meant that it was merely an acceptable course of treatment. Consequently, for many physicians, human heart valves are the preferred alternative to animal-derived and mechanical valves for patients who have, or are at risk to contract, endocarditis.

Human heart valves are available for use in valve replacement procedures. Human heart valves allow for more normal blood flow, often provide higher cardiac output than mechanical and bioprosthetic heart valves, and do not require long-term anticoagulation drug therapy. Human tissue responds better to treatment for infections and, consequently, for many physicians, human heart valves are the preferred alternative to animal-derived and mechanical valves for patients who have, or are at risk to contract endocarditis. Human tissue valves are also not as susceptible to progressive calcification as glutaraldehyde-fixed bioprosthetic tissues. A Ross Procedure may be a preferred surgical technique by physicians and patients, particularly for young patients, due to the long term resistance to calcification and the relative freedom from re-intervention surgery. In a Ross Procedures, a diseased aortic valve is replaced with a patient’s own pulmonary valve, which is in turn replaced with a donated human pulmonary valve.
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

On-X Mechanical Heart Valves

The On-X product line includes the On-X prosthetic aortic and mitral heart valve and the On-X ascending aortic prosthesis (“AAP”). We also distribute CarbonAid CO2 diffusion catheters and sell Chord-X ePTFE sutures for mitral chordal replacement, and we offer pyrolytic carbon coating services to other medical device manufacturers as part of the On-X family of products.

On-X heart valves are bileaflet mechanical valves composed of a graphite substrate coated with On-X’s silicon-free pyrolytic carbon coating that provides a smooth microstructure surface. We believe that the smooth pyrolytic carbon surface and other characteristics of the valve, such as full, 90-degree leaflet opening of the valve and flared valve inlet contribute to the flow dynamics of the On-X valve. The On-X AAP is an On-X aortic valve combined with a synthetic vascular graft to allow physicians to more conveniently treat patients requiring both an aortic valve replacement and replacement of a portion of the ascending aorta with an aortic graft. Each device is available in a range of valve sizes in a variety of sewing ring options to suit physicians’ preferences, along with dedicated instruments to facilitate valve sizing and implantation.

As discussed above, all mechanical valve patients require long-term anticoagulation drug therapy with a drug called warfarin to reduce the risk of blood clots and stroke. Because warfarin can also cause a risk of harmful bleeding, dosage must be monitored and may require adjustment over time. Certain dietary restrictions may also be imposed on warfarin patients. The On-X aortic heart valve is the only mechanical valve FDA approved to be marketed as, and clinically proven to be, safer with lower doses of warfarin than those required for other mechanical heart valves. In a prospective, randomized, controlled clinical trial comparing reduced warfarin to standard warfarin dose in On-X aortic heart valve patients, the reduced warfarin dose group had 60% fewer bleeding events without an increase in stroke risk.

While patients with an On-X aortic heart can be safely maintained on lower doses of warfarin, an unmet clinical need remains for an alternative to warfarin, such as a direct oral anticoagulant (“DOAC”), for anticoagulation in patients with an aortic mechanical prosthetic valve. We believe that if there was an alternative to warfarin, some younger patients would have a strong incentive to choose an On-X Aortic Valve.

To evaluate the potential to address this unmet clinical need, we are initiating the PROACT Xa clinical trial to determine if patients with an On-X mechanical aortic valve can be maintained safely and effectively on apixaban (Eliquis®), an alternative to warfarin that does not carry the same risks and restrictions as that therapy. In December 2019 we received authorization from the FDA pursuant to an Investigational New Drug application to begin the PROACT Xa clinical trial. We anticipate enrollment to begin the first quarter of 2020.

The On-X heart valve is FDA approved for the replacement of diseased, damaged, or malfunctioning native or prosthetic heart valves in the aortic and mitral positions and is classified as a Class III medical device. On-X distributes the On-X heart valve under CE Mark in the EEA. Additional marketing approvals have been granted in several other countries throughout the world.

The On-X heart valves compete primarily with mechanical valves from Abbott Laboratories, Medtronic, Inc. (“Medtronic”); and LivaNova PLC (“LivaNova”). The On-X heart valves compete with these products based on its features and benefits, such as full, 90-degree leaflet opening, pure pyrolytic carbon, flared inlet, and approved labeling claim for lower warfarin requirements for aortic valves.

We began selling On-X heart valves in January 2016. We are approved to sell On-X heart valves throughout the U.S. and in approximately 95 other countries. Revenues from On-X products accounted for 18%, 17%, and 19% of total revenues in 2019, 2018, and 2017.

Cardiac Preservation Services
Our proprietary preservation process involves our dissection, processing, preservation, and storage of donated human tissues until they are shipped to an implanting physician. The cardiac tissues we currently preserve include aortic and pulmonary heart valves and cardiac patches in three primary anatomic configurations: pulmonary hemi-artery, pulmonary trunk, and pulmonary branch. These tissues more closely resemble in structure, and simulate the performance of, the patient’s own tissue compared to non-human tissue alternatives. Our cardiac tissues are used in a variety of valve replacement and cardiac reconstruction surgeries. We believe the human tissues we distribute offer specific advantages over mechanical, synthetic, and bioprosthetic alternatives. Depending on the alternative, the clinical advantages of our heart valves include more natural blood flow properties, better results in patients who have endocarditis, no requirement for long-

term drug therapy to prevent excessive blood clotting, and a reduced risk of catastrophic failure, thromboembolism (stroke), or deterioration due to calcification.
Our cardiac tissues include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch (“CryoPatch SG”) which are both processed with our proprietary SynerGraft decellularization technology. A multi-center study showed that at 10 years, patients with our proprietary SynerGraft SGPV valves had a 17% re-operation rate, as compared to a 40% re-operation rate for patients with non-SynerGraft valves.

We believe that the human heart valves preserved by us compare favorably with bioprosthetic and mechanical valves for certain indications and patient populations, and that the human cardiac patches preserved by us compare favorably with xenograft small intestine submucosa (“SIS”) and glutaraldehyde fixed bovine pericardial patches due to the benefits of human tissue discussed above. Human tissue is preferred by many physicians as the replacement alternative with respect to certain medical conditions, such as pediatric cardiac reconstruction, congenital cardiac defect repair, valve replacements for women in their child-bearing years, and valve replacements for patients with endocarditis. In addition, implantation of SynerGraft treated cardiac tissue reduces the risk for induction of Class I and Class II alloantibodies, based on Panel Reactive Antibody (“PRA”) measured at up to one year, compared to standard processed cardiac tissues. We believe that this reduced risk may provide a competitive advantage for CryoValve SGPV and CryoPatch SG for patients who later need a whole organ transplant, because an increased PRA can decrease the number of possible donors for subsequent organ transplants and increase time on transplant waiting lists.

At least one domestic tissue bank, LifeNet Health, Inc. (“LifeNet”), offers preserved human heart valves and patches in competition with us. We believe that we compete favorably on the basis of surgeon preference, documented clinical data, technology, and customer service, particularly with respect to the capabilities of our field representatives. Alternatives to human heart valves processed by us include valve repair and valve replacement with bioprosthetic valves or mechanical valves. We compete with bioprosthetic or mechanical valves from companies including Medtronic; Edwards Life Sciences, Inc.; LivaNova; and Abbott Laboratories. Alternatives to our human cardiac patches include xenograft SIS and glutaraldehyde fixed bovine pericardial patches. We compete with these xenograft products from companies including Aziyo Biologics; Edwards Life Sciences, Inc.; Admedus, Inc. (“Admedus”); Abbott Laboratories; and Baxter.

We ship human cardiac tissues to implanting institutions throughout the U.S. Our CryoValve SGPV and CryoPatch SG are distributed under 510(k) clearance from the FDA. We also ship limited tissues in Canada and other countries under special access programs. Revenues from cardiac tissue preservation services accounted for 15%, 14%, and 17% of total revenues in 2019, 2018, and 2017, respectively.

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

Our PhotoFix product line competes with bioprosthetic and synthetic cardiac patch offerings from several other companies, including Baxter, LeMaitre, Aziyo Biologics, and Abbott Laboratories based on PhotoFix’s features and benefits, such as the photo-oxidation cross-linking process that does not use glutaraldehyde.

In 2014 we entered into an exclusive supply and distribution agreement with Genesee Biomedical, Inc. (“GBI”) to acquire the distribution rights to PhotoFix. In April 2016 we exercised our right to acquire the PhotoFix technology from GBI and began shipping product manufactured at our headquarters facility in 2018. Revenues from PhotoFix accounted for approximately 1% of our total revenues in each of 2019, 2018, and 2017.

Stent Grafts for Aortic Arch and Thoracic Aortic Repair

Hybrid stent graft systems, surgical grafts, and endovascular stent grafts can be used in the treatment of complex aortic arch and thoracic aortic disease, such as aortic dissection and thoracic aortic aneurysms.

An aortic dissection occurs when the innermost layer of the aorta tears and blood surges through the tear separating the inner layer from the outer layers of the aorta. Younger patients with inherited connective tissue disorders, such as Marfan

Syndrome, and patients with bicuspid aortic valves (two leaflets on the valve instead of three) are more likely to develop aortic dissection. Left untreated, an aortic dissection often results in a ruptured aorta, leading to death.

Many patients with an aortic dissection in the aortic arch also have an aneurysm or an aortic dissection in the descending thoracic aorta. An aortic aneurysm results from a weakening in the wall of an aorta, which causes the aorta to progressively “balloon” or expand in size. Risk factors for a patient to develop an aortic aneurysm include high blood pressure, high cholesterol, smoking, obesity, and being male. As an aneurysm grows, the wall of the aorta is progressively weakened until it can split or tear, resulting in a ruptured aorta or an aortic dissection. Left untreated, aortic aneurysms can result in death.

Aortic dissections often begin in the ascending aorta or aortic arch and may also have an aneurysm or an aortic dissection extending down the descending thoracic aorta. Often, the dissection in the aortic arch and the condition in the descending thoracic aorta are repaired in a two-stage procedure, with one open surgical procedure to repair the arch followed by another procedure to repair the descending thoracic aorta. We sell the E-vita OPEN PLUS and distribute NEXUS to treat these conditions impacting the aortic arch and thoracic aorta.

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

We sell the E-vita OPEN PLUS under CE Mark in the EEA. Additional marketing approvals have been granted in other countries throughout the world. The E-vita OPEN PLUS competes outside the U.S. with products from Terumo Medical Corporation (“Terumo”) and two smaller competitors. We do not currently sell E-vita OPEN PLUS in the U.S. and we believe there are no competitive products currently being commercialized in the U.S. The E-vita OPEN PLUS competes in the EU primarily on its proven stent graft technology and long-term clinical data.

Through our acquisition of JOTEC, we began selling the E-vita OPEN PLUS in many markets outside of the United States in December 2017. Revenues from the E-vita OPEN PLUS accounted for 2%, 3%, and less than 1% of total revenues in 2019, 2018, and 2017, respectively.

Endovascular and Open Vascular Surgery Markets

Aortic Aneurysm Repair

The aorta is the main artery that carries blood out of the heart through the aortic valve to the rest of the body. It extends upwards from the heart through the aortic arch and then down through the chest and into the abdomen, where it divides into larger arteries that supply each leg. The aorta is comprised of five segments: ascending, arch, thoracic, thoraco-abdominal, and abdominal. In some patients, part of the aorta can become abnormally large or bulge referred to as an “aneurysm”.

An aneurysm results from a weakening in the wall of an aorta, which causes the aorta to progressively “balloon” or expand in size. Although an aneurysm can develop anywhere along the aorta, most occur in the section running through the abdomen (abdominal aortic aneurysms or “AAA”). Others occur in the section that runs through the chest (thoracic aortic aneurysms or “TAA”) or the area between the chest and the abdomen (thoraco-abdominal aortic aneurysms or “TAAA”). The precise cause of aortic aneurysms is uncertain, but risk factors include high blood pressure, high cholesterol, smoking, obesity, and being male. As an aneurysm grows, the wall of the aorta is progressively weakened until it can split or tear resulting in a ruptured aorta or an aortic dissection. Left untreated, aortic aneurysms can result in death.

There are two types of aortic aneurysm repair: open surgical repair or endovascular repair. Open surgical repair can result in reasonable long-term survival, but carries risks especially in older patients and those with other serious medical conditions. During open surgical repair, a vascular graft is implanted in the aorta above and below the aneurysm. Blood will then flow through the graft. This surgery reinforces the diseased aorta and reduces the chance of vessel rupture.

Endovascular repair is minimally invasive, during which a stent graft is delivered through the femoral artery to the area in the aorta needing repair. The stent graft expands inside the aorta and becomes the new channel for blood flow. The stent graft shields the aneurysm and helps prevent more pressure from building on it, thus preventing it from rupturing.

Through our acquisition of JOTEC, we began commercialization of a broad portfolio of endovascular products for aortic repair. These include highly differentiated products, such as E-xtra DESIGN ENGINEERING, a portfolio of stent grafts tailor-made for a patient’s anatomy for TAAA repair, and the E-liac for repair of aneurysms in the iliac arteries, as well as less differentiated products, including the E-vita THORACIC 3G for TAA repair and the E-tegra for AAA repair.

E-xtra DESIGN ENGINEERING

E-xtra DESIGN ENGINEERING is a comprehensive range of stent graft systems for the treatment of aortic vascular diseases that enables surgeons to quickly and efficiently respond to individual patient’s therapeutic requirements. E-xtra DESIGN ENGINEERING products are tailor-made for individual patients. There are currently only limited off-the-shelf product offerings to treat aneurysms in the thoraco-abdominal aorta due to the many side branches in this anatomy where blood flow to vital organs would be obstructed by unbranched stent grafts. JOTEC has pioneered a service whereby it manufactures a customized thoraco-abdominal stent graft within 3 weeks. E-xtra DESIGN ENGINEERING products are often used in conjunction with E-vita THORACIC 3G, as well as the AAA offering, the E-tegra, or in combination with both.

We sell E-xtra DESIGN ENGINEERING products in the EEA and in a limited number of other countries around the world. E-xtra DESIGN ENGINEERING products compete with customized product offerings from Cook and Terumo.

Revenues from E-xtra DESIGN ENGINEERING accounted for 5%, 5%, and less than 1% of total revenues in 2019, 2018, and 2017, respectively.

E-nside

The E-nside TAAA multibranch stent graft system is an off-the-shelf stent graft with pre-cannulated inner branches indicated for treatment of patients with thoraco-abdominal disease. The E-nside’s pre-cannulated inner branches are designed to reduce the overall procedure time which reduces the patient’s exposure to radiation. The vast majority of patients with thoraco-abdominal disease are treated with risky, invasive open surgical procedures, characterized by lengthy hospitalization periods and prolonged recuperation, or with custom-made stent grafts which can take up to 90 days to manufacture. We believe the addition of the E-nside positions JOTEC well to capture share in the European aortic stent graft market because E-xtra DESIGN ENGINEERING, provides patient-specific solutions, and E-nside, provides an off-the-shelf solution. Further, there are the synergies between E-nside and JOTEC's existing portfolio of thoracic and abdominal stent grafts. E-nside competes with products from Cook and Terumo.

We obtained CE Mark for E-nside in the fourth quarter of 2019 and will begin limited selling of E-nside in the second quarter of 2020 with full product launch in the third quarter of 2020.

E-vita THORACIC 3G

The E-vita THORACIC 3G is a stent graft system that enables endovascular treatment of TAAs. Its unique spring configuration gives the stent graft flexibility, helping the implant adapt to the vessel's shape and ensuring a good seal at the landing zone, even in the case of complex vascular anatomy. Compared to its competing products, its different proximal and distal stent graft configurations, as well as straight and conical designs, enable individual treatment of the diseased aorta. The product line includes a wide portfolio of tapered versions from proximal to distal. The wide variety ensures the possibility of adapting the stent graft to the native course of the descending aorta. The E-vita THORACIC 3G is sometimes used in conjunction with the E-vita OPEN PLUS and E-xtra DESIGN ENGINEERING.

We sell the E-vita THORACIC 3G under CE Mark in the EEA. Additional marketing approvals have been granted in several other countries throughout the world. The E-vita THORACIC 3G competes with primarily products from Medtronic, Gore, Terumo, and Cook.

Revenues from the E-vita THORACIC 3G accounted for 2%, 2%, and less than 1% of total revenues in 2019, 2018, and 2017, respectively.

E-nya

The E-nya is a thoracic stent graft system for the minimally invasive repair of lesions of the descending aorta, including thoracic aortic aneurysms and dissections. The E-nya system was designed to give physicians more options and control while treating both simple and challenging anatomies. The E-nya builds upon JOTEC’s experience in the thoracic endovascular aortic repair market and increases the number of options to treat a broader range of patients.  The system offers both bare spring and covered proximal configurations with tip capture technology, enhancing control and predictability during deployment while achieving optimal outcomes.  The lower profile graft material leverages JOTEC’s expertise in textile manufacturing and is designed for both flexibility in conformance and long-term durability. E-nya competes primarily with products from Medtronic, Gore, Cook, and Terumo.

We obtained CE Mark for E-nya in the fourth quarter of 2019 and will begin limited distribution of E-nya in the second quarter of 2020 with full product launch in the third quarter of 2020.

E-ventus BX

E-ventus BX is a balloon-expandable peripheral stent graft indicated for the endovascular treatment of renal and pelvic arteries in cases of ruptures, dissections, and aneurysms. The E-ventus BX stent graft has high flexibility together with high radial strength through the combination of the microporous single-layer ePTFE cover and the cobalt chromium stent. The E-ventus BX stent graft features minimal recoil and foreshortening and enables secure fixation and positioning in the vessel. The E-ventus BX delivery system has a highly flexible catheter that allows easy advancement in the vessel and enables lesions to be reliably reached by the catheter. Radiopaque markers on the delivery system enable secure and accurate positioning of the stent graft. The E-ventus BX is often used in conjunction with E-xtra DESIGN ENGINEERING products and the E-liac stent graft.

We distribute the E-ventus BX under CE Mark in the EEA and under additional marketing approvals in several other countries throughout the world. The E-ventus BX competes with products from Maquet, Inc. (“Maquet”), Gore, and BD.

Revenues from the E-ventus BX accounted for 3%, 3%, and less than 1% of total revenues in 2019, 2018, and 2017, respectively.

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

We sell the E-liac under CE Mark in the EEA. Additional marketing approvals have been granted in several other countries throughout the world. The E-liac competes with products from Gore and Cook.

Revenues from the E-liac accounted for 2%, 2%, and less than 1% of total revenues in 2019, 2018, and 2017, respectively.

E-tegra

The E-tegra is an AAA stent graft system with special stent design for secure sealing that makes difficult vascular anatomies treatable, thus expanding endovascular treatment options for infrarenal abdominal aortic aneurysms. The design of the E-tegra enables optimal fixation and sealing. It is a proximal laser cut stent with anchors for suprarenal stent graft fixation. Its asymmetric stent design and seamless cover ensure excellent adaptation to the vessel. The product also features a low-profile delivery system with its unique squeeze-to-release mechanism supporting the user by ensuring excellent control during each phase of the implantation. The E-tegra is often used in combination with E-xtra DESIGN ENGINEERING products and the E-liac.

We sell the E-tegra under CE Mark in the EEA. Additional marketing approvals have been granted in several other countries throughout the world. The E-tegra competes with products from several companies, including Medtronic, Gore, Terumo, Endologix, Antegraft, Inc, and Cook.

Revenues from the E-tegra accounted for 6%, 5%, and less than 1% of total revenues in 2019, 2018, and 2017, respectively.

NEXUS

JOTEC acquired the exclusive distribution rights in certain countries in Europe for NEXUS stent graft system (“NEXUS”) in September 2019 from Endospan Ltd., an Israeli corporation (“Endospan”). NEXUS is the only endovascular stent graft system approved for the repair of both aneurysms and dissections in the aortic arch. While open surgical repair remains the standard of care for complete aortic arch replacement, endovascular repair offers an alternative, less invasive procedure to treat the aortic arch with decreased surgical morbidity and mortality. The ability to repair the aortic arch with an endovascular approach is especially advantageous for elderly patients who are not suited for open surgery and for patients who were previously treated for a Type A dissection in an open surgical approach. The addition of NEXUS to JOTEC’s highly differentiated aortic stent graft portfolio further strengthens our position as a leader in the aortic repair market.
Several other manufacturers are introducing competitive products through the custom-made device process in Europe and the early feasibility process within the United States, including the Zenith arch branched device (“Cook”), the TAG thoracic branch endoprosthesis (“Gore”), the Valiant Mona LSA device (Medtronic), and the Ascending Thoracic Device based on the Relay NBS Plus (“Bolton Medical”). NEXUS also competes with other manufacturers’ standard open repair and hybrid procedures including aortic debranching, frozen elephant trunk, and thoracic endovascular aortic repair (“TEVAR”) with chimney or snorkels.

We began limited distribution of NEXUS in the fourth quarter of 2019. Revenues from NEXUS accounted for less than 1% of total revenues in 2019.

We also entered into a securities purchase option agreement with Endospan in September 2019 which provides CryoLife the option to purchase all the outstanding securities of Endospan from Endospan’s securityholders at the time of acquisition (or the option to acquire all of Endospan’s assets) up through a certain period of time after FDA approval of NEXUS.

Peripheral Vascular Disease

Patients with peripheral vascular disease can experience reduced blood flow, usually in the arms and legs. This can result in poor circulation, pain, and sores that do not heal. Failure to achieve revascularization of an obstructed vessel may result in the loss of a limb or even death of the patient. When patients require peripheral bypass surgery, the surgeon’s first choice generally is a graft of the patient’s own tissue (an autograft). In cases of advanced vascular disease, however, patients may not have suitable vascular tissue for transplantation. Other artery and vascular repair procedures include procedures related to infected abdominal aortic grafts, vascular access for dialysis patients, carotid endarterectomy, or vessel repair. These procedures may include the use of bioprosthetic grafts or patches, synthetic grafts or patches, or donated human vascular tissues. Alternative treatments may include the repair, partial removal, or complete removal of the damaged tissue.

Bioprosthetic vascular grafts and patches, including those made of bovine or porcine tissue can be used for a variety of vascular repair procedures. Bioprosthetic grafts are readily available and are a relatively inexpensive solution for those requiring a vascular repair procedure. Bioprosthetic tissues are typically processed with glutaraldehyde, which may result in progressive calcification.

Synthetic vascular grafts and patches can be used for a variety of vascular repair procedures. Synthetic grafts are readily available and are a relatively inexpensive solution for those requiring a vascular repair procedure. Synthetic grafts and patches, however, are generally not suitable for use in infected areas because they may harbor bacteria and are difficult to treat with antibiotics. Synthetic vascular grafts have a tendency to obstruct over time, particularly in below-the-knee surgeries.

Human vascular tissues tend to respond better to treatment for infection and remain open and accessible for longer periods of time and, as such, are used in indications where synthetic grafts typically fail, such as in infected areas and for below-the-knee surgeries. Human vascular and arterial tissues are also used in a variety of other reconstruction procedures such as cardiac bypass surgery and as vascular access grafts for hemodialysis patients. The transplant of human tissue that has not been preserved must be accomplished within extremely short time limits. Cryopreservation expands the treatment options available by extending these timelines.

We market our vascular preservation services, including our CryoVein® and CryoArtery® tissues, and a synthetic surgical graft portfolio for peripheral vascular reconstruction surgeries.

Vascular Preservation Services
Our proprietary preservation process involves our dissection, processing, preservation, and storage of tissues until they are shipped to an implanting physician. The vascular tissues currently preserved by us include saphenous veins, aortoiliac arteries, and femoral veins and arteries. Each of these tissues maintains a structure, which more closely resembles and simulates the performance of the patient’s own tissue compared to non-human tissue alternatives. Our vascular tissues are used to treat a variety of vascular reconstructions, such as peripheral bypass, hemodialysis access, and aortic infections, which have saved the lives and limbs of patients. We believe the human tissues we distribute offer specific advantages over synthetic and bioprosthesis alternatives.
Two other domestic tissue banks, LifeNet, and LeMaitre, offer vascular tissue in competition with us. There are also a number of providers of synthetic and bioprosthetic alternatives to vascular tissues preserved by us and those alternatives are available primarily in medium and large diameters. Our vascular tissues compete with products from Gore, BD, Artegraft, Inc., LeMaitre, and Maquet.

We believe that we compete favorably with other entities that preserve human vascular tissues on the basis of surgeon preference, documented clinical data, technology, and customer service, particularly with respect to the capabilities of our field representatives.

We ship human vascular tissues to implanting institutions throughout the U.S. and Canada. Revenues from vascular preservation services accounted for 14%, 15%, and 20% of total revenues in 2019, 2018, and 2017, respectively.

Synthetic vascular grafts

In addition to our endovascular stent graft offerings, we have a broad line of synthetic vascular grafts that are used in open aortic and peripheral vascular surgical procedures. Our offerings include ePTFE grafts and both woven and knitted polyester grafts. Not only are we able to manufacture and sell a broad line of synthetic vascular graft offerings, but also our expertise in synthetic graft manufacturing complements our ability to manufacture our own nitinol stents, both of which are used in our stent graft systems.

We distribute our synthetic surgical vascular grafts under CE Mark in the EEA. Additional marketing approvals have been granted in several other countries throughout the world. Our synthetic grafts compete with products from Bard, BD, Gore, LeMaitre, Vascutek, and Maquet.

Revenues from synthetic surgical vascular grafts accounted for 2%, 2%, and less than 1% of total revenues in 2019, 2018, and 2017, respectively.

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

CardioGenesis Cardiac Laser Therapy

Our CardioGenesis cardiac laser therapy product line consists of Holmium: YAG laser consoles, related service and maintenance, and single-use, fiber-optic handpieces, which are used in TMR to treat patients with severe angina resulting from diffuse coronary artery disease. Patients undergoing TMR treatment with CardioGenesis products have been shown to have angina reduction, longer event-free survival, reduction in cardiac related hospitalizations, and increased exercise tolerance. Our SolarGen 2100s Console (“console”) uses the solid-state technology of the Holmium: YAG laser system to provide a stable and reliable energy platform that is designed to deliver precise energy output. The console has an advanced electronic and cooling system technology, which allows for a smaller and lighter system, while providing 115V power capability. We also provide service plan options to ensure that the console is operating within the critical factory specifications. We sell the SoloGrip® III disposable handpieces (“handpieces”), which consist of multiple, fine fiber-optic strands in a one-millimeter diameter bundle and are designed to work with the console. The handpiece has an ergonomic design and is pre-calibrated in the factory to provide easy and convenient access for treating all regions of the left ventricle. See Part 1, Item I, “Business—Suppliers, Sources, and Availability of Raw Materials and Tissues,” for a discussion of the limitations around our supply of handpieces and consoles.

The CardioGenesis cardiac laser therapy product line is FDA approved for treating patients with severe angina that are not responsive to conventional therapy. We began selling the CardioGenesis cardiac laser therapy product line, primarily in the U.S., in May 2011 when we completed the acquisition of Cardiogenesis Corporation. Although the CardioGenesis cardiac laser therapy product line has a CE Mark allowing commercialization into the EEA, we do not actively market the product line internationally.

Our CardioGenesis cardiac laser therapy competes with other methods for the treatment of coronary artery disease, including drug therapy, percutaneous coronary intervention, coronary artery bypass surgery, and enhanced external counter pulsation. The only directly competitive laser technology for the performance of TMR is the CO2 Heart Laser System manufactured by Novadaq Technologies, Inc. Novadaq was acquired by Stryker in 2017 and Stryker discontinued the manufacturing and servicing of this product. Currently, Laser Engineering Inc. services the laser system and sells the handpiece kits. Our CardioGenesis cardiac laser therapy product competes on the basis of its ease of use, versatility, size of laser console, and improved access to the treatment area with a smaller fiber-optic system.

We sell handpieces and consoles primarily in the U.S. Revenues from CardioGenesis cardiac laser therapy accounted for 2%, 2%, and 4% of total revenues in 2019, 2018, and 2017, respectively.

Hemostats

Hemostatic agents are frequently utilized as an adjunct to sutures and staples to control intraoperative bleeding. Hemostatic agents prevent excess blood loss and can help maintain good visibility of the operative site. These products may reduce operating room time and decrease the number of blood transfusions required in surgical procedures. Hemostatic agents are available in various forms including pads, sponges, liquids, and powders. We currently distribute the powdered hemostatic agent PerClot.

PerClot

PerClot is an absorbable powdered hemostat, consisting of plant starch modified into ultra-hydrophilic, adhesive-forming hemostatic polymers. PerClot granules are biocompatible, absorbable polysaccharides containing no animal or human components. PerClot granules have a molecular structure that rapidly absorbs water, forming a gelled adhesive matrix that provides a mechanical barrier to any further bleeding and results in the accumulation of platelets, red blood cells, and coagulation proteins (thrombin, fibrinogen, etc.) at the site of application. PerClot does not require additional operating room preparation or special storage conditions and is easy to apply. PerClot is readily dissolved by saline irrigation and is totally absorbed by the body within several days. In September 2010, we entered into a distribution agreement and a license and manufacturing agreement with Starch Medical, Inc. (“SMI”), which allows us to distribute PerClot worldwide, except in China, Hong Kong, Macau, Taiwan, North Korea, Iran, and Syria. We are approved to distribute SMI’s PerClot in approximately 70 countries.

PerClot has a CE Mark allowing commercialization in the EEA and other markets. PerClot is indicated for use in surgical procedures, including cardiac, vascular, orthopaedic, neurological, gynecological, ENT, and trauma surgery as an adjunct hemostat when control of bleeding from capillary, venular, or arteriolar vessels by pressure, ligature, and other conventional means is either ineffective or impractical.

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

In January 2019 we completed enrolling patients in a clinical trial for the purpose of obtaining FDA Premarket Approval (“PMA”) to sell PerClot in the U.S., as discussed further in “Research and Development and Clinical Research” below. We anticipate PMA submission to the FDA during the second half of 2020. Revenues from PerClot accounted for 1%, 2%, and 2% of total revenues in 2019, 2018, and 2017, respectively.

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

Marketing and Distribution

In the U.S and Canada, we market our products and preservation services primarily to physicians and sell our products through our approximately 60-person direct sales team to hospitals and other healthcare facilities. We also have a team of regional managers, a national accounts manager, and sales and marketing management. Through our field representatives, we conduct field training for surgeons regarding the surgical applications of our products and tissues.

In the EEA, the Middle East, and Africa (“EMEA”), we market our products through JOTEC, based in Hechingen, Germany, as well as through several other subsidiaries based throughout Europe. We employ approximately 90 direct field service representatives and distributor managers in Germany, the U.K., France, Spain, Italy, Poland, Austria, Switzerland, Netherlands, Belgium, and Ireland in the EMEA region. We provide customer service, logistics, marketing, and clinical support to cardiac, vascular, thoracic, and general surgeons throughout the EMEA region.

In Asia Pacific and Latin America, we commercialize our products through our subsidiaries based throughout Asia Pacific as well as through independent distributors.

Our physician relations and education staff, clinical research staff, and field representatives assist physicians by providing educational materials, seminars, and clinics on methods for using our products and implanting tissue preserved by us. We sponsor programs, and work with other companies such as Endospan to sponsor programs, where surgeons train other surgeons in best-demonstrated techniques. In addition, we host several workshops throughout the year that provide didactic and hands-on training to surgeons. We also produce educational videos for physicians and coordinate peer-to-peer training at various medical institutions. We believe that these activities enhance the medical community’s understanding of the clinical benefits of the products and tissues offered by us and help to differentiate us from other medical device companies and tissue processors.

Our human tissues are obtained in the U.S. through organ and tissue procurement organizations (“OPOs”) and tissue banks. To assist OPOs and tissue banks, we provide educational materials and training on procurement, dissection, packaging, and shipping techniques. We produce educational videos and coordinate laboratory sessions for OPO and tissue bank personnel to improve their recovery techniques and increase the yield of usable tissue. We also maintain staff 24 hours per day, 365 days per year, for OPO and tissue bank support.

Suppliers, Sources, and Availability of Raw Materials and Tissues

We obtain a number of our raw materials and supplies from a small group of suppliers or a single- or sole-source supplier. Certain raw materials and components used in our products and tissue processing have stringent specifications. Supply interruptions or supplier quality, financial, regulatory or operational issues could cause us to have to temporarily reduce, temporarily halt, or permanently halt manufacturing, processing, marketing, selling or distribution activities. Ongoing efforts are in process to find alternative suppliers for single- or sole-source raw materials and supplies wherever feasible. The process of qualifying alternative suppliers could result in additional costs or lengthy delays or may not be possible. Any of these adverse outcomes could have a material, adverse effect on our revenues or profitability. Supplies of materials are discussed for each of our main products and services below. See also Part I, Item 1A, “Risk Factors.”

Our BioGlue product has three main product components: bovine protein, a cross linker, and a molded plastic resin delivery device. The bovine protein and cross linker are obtained from a small number of qualified suppliers. The delivery devices are manufactured by a single supplier, using resin supplied by a single supplier. We maintain an inventory of finished delivery devices to help mitigate the effects of a potential supply interruption.

We purchase grafts for our On-X AAP from a single supplier. We also purchase various components for our On-X valves from single suppliers. We maintain inventories of these grafts and components to help mitigate the effects of a potential supply interruption.

We purchase handpieces for our CardioGenesis cardiac laser therapy product line from a separate single-source contract manufacturer. In addition, this manufacturer obtains certain fiber-optic components and subassemblies from single sources. Our manufacturer of handpieces is currently unable to supply handpieces until the FDA approves our supplier’s change in manufacturing location, pending resolution of several observations the FDA raised during a manufacturing site change inspection. We do not believe these observations relate to quality or safety. We currently anticipate resumption of supply during the second half of 2020. See also Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—We are dependent on single- and sole-source suppliers and single facilities.” In addition, we no longer have a supplier for consoles and do not intend to manufacture consoles in the future, although we will continue to sell consoles in our inventory and provide parts and service for customers with whom we have service contracts for laser consoles.

We purchase PerClot for distribution from SMI pursuant to the above referenced agreements. We maintain an inventory of PerClot purchased from SMI and place orders for additional product in anticipation of higher sales to ensure a continuous supply. Our business may be subject to interruption if SMI were unable or became unwilling to supply PerClot to us for a sustained period of time.

Our preservation services business and our ability to supply needed tissues is dependent upon donation of tissues from human donors by donor families. Donated human tissue is procured from deceased human donors by OPOs and tissue banks. We must rely on the OPOs and tissue banks that we work with to educate the public on the need for donation, to foster a willingness to donate tissue, to follow our donor screening and procurement procedures, and to send donated tissue to us. We have active relationships with 57 OPOs and tissue banks throughout the U.S. We believe these relationships are critical in the preservation services industry and that the breadth of these existing relationships provides us with a significant advantage over potential new entrants to this market.

We also use various raw materials, including medicines and solutions, in our tissue processing. Some of these raw materials are manufactured by single suppliers or by a small group of suppliers. All of these factors subject us to risk of supply interruption.

The endovascular stent graft systems consist of two main product components: the stent graft and the delivery system.
The stent graft is manufactured out of several different raw materials that are manufactured by JOTEC and various external suppliers, including single suppliers. The delivery systems are manufactured by JOTEC from several different raw materials with different processing techniques.  Primary processes are the assembly of injection molded parts and machine drilled parts, suturing of stent grafts, processing of Nitinol, and weaving of textiles.

The conventional polyester grafts consist of two main product components: polyester fabric and collagen coating.
The polyester fabric is manufactured by JOTEC out of a few different yarns that are supplied by an external supplier. The collagen suspension is manufactured by JOTEC out of a collagenous tissue that is supplied by a single supplier.

The conventional ePTFE grafts are manufactured by JOTEC out of various raw materials supplied by several suppliers. For some products the ePTFE grafts are heparin coated.  For these products, the heparin suspension is manufactured by JOTEC out of a heparin solution that is also supplied by an external supplier.

Operations, Manufacturing, and Tissue Preservation

We maintain a facility, which contains our corporate headquarters and laboratory space, and an additional off-site warehouse in Kennesaw, Georgia. We manufacture BioGlue and PhotoFix and process human tissues at our headquarters facility. Our headquarters also includes a CardioGenesis cardiac laser therapy console maintenance and evaluation laboratory space.

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

We also maintain sales offices, some of which have distribution operations in Brazil, the U.K., Italy, Poland, Singapore, Spain, and Switzerland. See also Part I, Item 2, “Properties.”

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

The Medical Device Directive (“MDD”) is the governing document for the EEA that details requirements for safety and risk of devices.  Effective May 26, 2020 the Medical Device Regulation (“MDR”) will replace MDD and will impose more stringent requirements on manufacturers and European Notified Bodies, who have already begun the transition to these new requirements. See Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Our products and tissues are highly regulated and subject to significant quality and regulatory risks,” for a discussion of risks related to MDR.

We work with a number of organizations officially designated as Notified Bodies by European Union Member States to perform assessments of compliance to the MDD and MDR for our various product lines. These organizations include LNE/G-Med (“G-Med”), Deutscher Kraftfahrzeug-Überwachungs-Verein (“DEKRA”), and the British Standards Institute (“BSI”). These organizations as well as Lloyd’s Register Quality Assurance Limited (“LRQA”) also perform assessments and issue certifications affirming compliance to quality system standard ISO 13485:2016. In addition, auditing organizations BSI and LRQA perform assessments affirming compliance to the Medical Device Single Audit Program (“MDSAP”), which includes conformance to the regulations of five key jurisdictions: the U.S., Japan, Australia, Canada, and Brazil.

On June 13, 2019 LRQA informed us that it would no longer provide Notified Body services for medical devices effective September 2019.  On July 5, 2019 the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) granted us a one year grace period to transfer LRQA-issued certifications for BioGlue and PhotoFix to a new Notified Body.  We are currently in the process of transferring to a new Notified Body for BioGlue and PhotoFix.  See also Part I, Item 1A, “Risk Factors—Risks Relating To Our Business— We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting them,” for a discussion of the risks related to LRQA’s decision.

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

We evaluate and inspect both our manufactured and distributed products to ensure conformity to product specifications. Processes are validated to review whether products manufactured meet our specifications. Each process is documented along with inspection results, including final finished product inspection and acceptance. Records are maintained as to the consignees of products to track product performance and to facilitate product removals or corrections, if necessary.

We maintain controls over our tissue processing to ensure conformity with our procedures. OPOs and tissue banks must follow our procedures related to tissue recovery practices and are subject to periodic audits to confirm compliance. Samples are taken from donated tissue for microbiological testing, and tissue must be shown to be free of certain detectable microbial contaminants before being released for distribution. Tissue processing records and donor information are reviewed to identify characteristics that would disqualify the tissue for processing or implantation. Once tissue is released for distribution, it is moved from quarantine to an implantable status. Tissue is stored by us until it is shipped to a hospital, where the tissue is thawed and implanted immediately or held in a liquid nitrogen freezer pending implantation.

Government Regulation

Medical devices and human tissues are subject to a number of regulations from various government bodies including the U.S., federal, state, and local governments, as well as various international regulatory bodies. Government regulations are continually evolving, and requirements may change with or without notice. Changes in government regulations or changes in the enforcement of existing government regulations could have a material, adverse impact on us. See also Part I, Item 1A, “Risk Factors” for a discussion of risks related to government regulations.

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

Under a Section 510(k) process, a medical device manufacturer provides premarket notification that it intends to begin commercializing a product and shows that the product is substantially equivalent to another legally marketed predicate product. To be found substantially equivalent to a predicate device, the device must be for the same intended use and have either the same technological characteristics or different technological characteristics that do not raise new questions of safety or effectiveness. In some cases, the submission must include data from clinical studies in order to demonstrate substantial equivalency to a predicate device. Commercialization may commence when the FDA issues a clearance letter finding such substantial equivalence.

FDA regulations require approval through the IDE/PMA process for all Class III medical devices and for medical devices not deemed substantially equivalent to a predicate device. An IDE authorizes distribution of devices that lack PMA or 510(k) clearance for clinical evaluation purposes. After a product is subjected to clinical testing under an IDE, we may file a PMA application. Once a PMA application has been submitted, the FDA’s review may be lengthy and may include requests for additional data, which may require us to undertake additional human clinical studies. Commercialization of the device may begin when the FDA has approved the PMA.

FDCA requires all medical device manufacturers and distributors to register with the FDA annually and to provide the FDA with a list of those medical devices they distribute commercially. FDCA also requires manufacturers of medical devices to comply with labeling requirements and to manufacture devices in accordance with Quality System Regulations, which require that companies manufacture their products and maintain their documents in compliance with good manufacturing practices, including: design, document production, process, labeling, and packaging controls, process validation, and other applicable quality control activities. The FDA’s medical device reporting regulation requires that a device manufacturer provide information to the FDA on death or serious injuries alleged to have been associated with the use of its products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices that may not be sold in the U.S. follow certain procedures before they are exported. The FDA periodically inspects our facilities to review our compliance with these and other regulations and has authority to seize non-complying medical devices, enjoin and/or impose civil penalties on manufacturers and distributors marketing non-complying medical devices, criminally prosecute violators, and order recalls in certain instances.

The following products are, or would, upon approval, be classified as Class III medical devices: BioGlue, On-X heart valve, On-X AAP, PerClot, CardioGenesis cardiac laser therapy, E-vita OPEN PLUS, E-Vita OPEN NEO, E-vita THORACIC 3G, E-xtra, E-tegra, E-liac, E-nya, and E-nside. CryoPatch SG is classified as Class II medical devices. We obtained 510(k) clearance from the FDA to commercialize the CryoValve SGPV; however, these tissues are not officially classified as Class II or III medical devices.

In October 2014 the FDA convened an advisory committee meeting to consider the FDA’s recommendation to reclassify more than minimally manipulated (“MMM”) allograft heart valves from an unclassified medical device to a Class III medical device.  The class of allograft heart valves potentially covered by this recommendation includes our CryoValve SGPV.  At the meeting, a majority of the advisory committee panel recommended to the FDA that MMM allograft heart valves be reclassified as a Class III product.  In December 2019, we learned that the FDA is preparing to issue a proposed rule for reclassification of MMM allograft heart valves as Class III medical devices, which would be subject to a comment period before publication of a final rule. Upon publication of the final rule, should the CryoValve SGPV be determined to be MMM, we expect to have approximately thirty months to submit a PMA application, after which the FDA will determine if, and for how long, we may continue to provide these tissues to customers during review of the PMA application.  To date, the FDA has not issued a final rule for reclassification of MMM allograft heart valves.  See also Part I, Item 1A, “Risk Factors—Risks Relating To Our Business— Reclassification by the FDA of CryoValve SGPV may make it commercially infeasible to continue processing the CryoValve SGPV”.

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

State Licensing Requirements

Some states have enacted statutes and regulations governing the manufacture, sale, marketing or distribution of medical devices, and we believe we are in compliance with such applicable state laws and regulations.

Some states have enacted statutes and regulations governing the preservation, transportation, and storage of human organs and tissues. The activities we engage in require us to be either licensed or registered as a clinical laboratory or tissue bank under California, Delaware, Florida, Georgia, Illinois, Maryland, New York, and Oregon law. We have such licenses or registrations, and we believe we are in compliance with applicable state laws and regulations relating to clinical laboratories and tissue banks that store, preserve, and distribute donated human tissue designed to be used for medical purposes in human beings.

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

The EEA recognizes a single medical device approval CE Mark which allows for distribution of an approved product throughout the EEA without additional general applications in each country. Individual EEA members, however, reserve the right to require additional labeling or information to address particular patient safety issues prior to allowing marketing. Third-parties called “Notified Bodies” award the CE Mark. These Notified Bodies are approved and subject to review by the “Competent Authorities” of their respective countries. Our Notified Bodies perform periodic on-site inspections to independently review our compliance with systems and regulatory requirements. A number of countries outside of the EEA accept the CE Mark in lieu of marketing submissions as an addendum to that country’s application process. We have CE Marks for BioGlue, BioFoam, On-X heart valves, On-X Chord-X sutures, CardioGenesis cardiac laser therapy consoles and handpieces, E-vita OPEN PLUS, E-vita THORACIC 3G, E-tegra, E-liac, E-nya, E-nside, and other devices. We are currently addressing the cessation of LRQA as a Notified Body as it pertains to our BioGlue and PhotoFix certifications. See Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—We are significantly dependent on our revenues from BioGlue and are subject to a variety of risks affecting them.” And we are currently pursuing another pathway to CE Mark for On-X AAP, which was temporarily suspended. See Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Our revenues for the On-X AAP in Europe may continue to be adversely affected by regulatory enforcement activities regarding the On-X AAP’s CE Mark.” In addition, E-ventus and NEXUS, which we distribute, have CE Marks.

Backlog

As of December 31, 2019, we did not have a firm backlog of orders related to BioGlue, On-X heart valves, PerClot, or PhotoFix. The limited supply of certain types or sizes of preserved tissue can result in a backlog of orders for these tissues. The amount of backlog fluctuates based on the tissues available for shipment and varies based on the surgical needs of specific cases. Our backlog of human tissue consists mostly of pediatric tissues that have limited availability. Our backlog is generally not considered firm and must be confirmed with the customer before shipment. Certain JOTEC products are specifically designed to meet specifications of a particular patient which can result in a limited backlog of these products. We will not have a supply of handpieces for cardiac laser therapy until the FDA approves our supplier’s change in manufacturing location, pending our supplier’s resolution of several observations the FDA raised during a manufacturing site change inspection. We do not believe these observations relate to quality or safety. We currently anticipate resumption of supply during the second half of 2020.

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

In 2019, 2018, and 2017 we spent approximately $23.0 million, $23.1 million, and $19.5 million, respectively, on research and development activities on new and existing products. These amounts accounted for approximately 8%, 9%, and 10% of our revenues for each of 2019, 2018, and 2017, respectively.

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

We are currently seeking regulatory approval for BioGlue in China. Enrollment was completed in the third quarter of 2018 and the submission for market approval was filed in March 2019 with Chinese regulatory authorities.

We are currently conducting clinical trials on the safety and efficacy of an additional size of the On-X aortic heart valve. This study is ongoing, and enrollment will continue through 2020.

We are currently conducting a clinical trial to assess reduced levels of required anticoagulation or warfarin for the On-X mitral heart valve. This study is ongoing, and enrollment was completed in 2019. Follow-up data collection on these patients will continue through 2020.

At the FDA’s request, we are conducting a post-approval study to collect long-term clinical data for the On-X aortic heart valve managed with reduced warfarin therapy. This study is ongoing and data collection is expected to continue into the fourth quarter of 2020.

We are initiating the PROACT Xa clinical trial to determine if patients with an On-X mechanical aortic valve can be maintained safely and effectively on apixaban (Eliquis®) rather than on warfarin. In December 2019 we received authorization from the FDA pursuant to an Investigational New Drug application to begin the PROACT Xa clinical trial. We anticipate enrollment to begin the first quarter of 2020.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate PMA submission to the FDA during the second half of 2020. See also Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Our investment in PerClot is subject to significant risks, and our ability to fully realize our investment is dependent on our ability to obtain FDA approval and to successfully commercialize PerClot in the U.S. either directly or indirectly.”

Patents, Licenses, and Other Proprietary Rights

We rely on a combination of patents, trademarks, confidentiality agreements, and security procedures to protect our proprietary products, preservation technology, trade secrets, and know-how. We believe that our patents, trade secrets, trademarks, and technology licensing rights provide us with important competitive advantages. We have also obtained additional rights through license and distribution agreements for additional products and technologies, including PerClot and NEXUS. We own or have licensed rights to 42 U.S. patents and 157 foreign patents for legacy CryoLife products, JOTEC products, and On-X products, including patents that relate to our technology for BioGlue, JOTEC products, On-X heart valves, CardioGenesis cardiac laser therapy, PerClot, cardiac and vascular tissue preservation, and decellularization of tissue. We have 17 pending U.S. patent applications and 51 pending foreign applications that relate to our legacy CryoLife products and services, On-X products, and JOTEC products. There can be no assurance that any patent applications pending will ultimately be issued as patents.

The remaining duration of our issued patents ranges from 1 year to 16 years. The main patent for BioGlue expired in mid-2012 in the U.S. and expired in mid-2013 in the majority of the rest of the world. Although the patent for BioGlue has expired, this technology is still protected by trade secrets and manufacturing know-how, as well as the time and expense to obtain regulatory approvals.

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

See Part I, Item 1A, “Risk Factors—Risks Relating To Our Business—Some of our products and technologies are subject to significant intellectual property risks and uncertainty,” for a discussion of risks related to our patents, licenses, and other proprietary rights.

Seasonality

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality,” regarding seasonality of our products and services.

Employees

As of December 31, 2019 we had approximately 1,200 employees. Most of our employees are located in Kennesaw, Georgia; Austin, Texas; and Hechingen, Germany, where our employees have a Works Council. None of our employees are covered by a collective bargaining agreement, and we have never experienced a work stoppage or interruption due to labor disputes. We believe our relations with our employees worldwide and with the Works Council in Germany are good.

Environmental Matters

Our tissue preservation activities generate some biomedical wastes, consisting primarily of human and animal pathological and biological wastes, including human and animal tissue and body fluids removed during laboratory procedures. The biomedical wastes generated by us are placed in appropriately constructed and labeled containers and are segregated from other wastes generated by us. We contract with third-parties for transport, treatment, and disposal of biomedical waste. Although we believe we are in compliance with applicable laws and regulations, regarding the disposal of our waste regarding tissue preservation activities, as well as in our other production activities, the failure by us, or the companies with which we contract, to comply fully with any such regulations could result in an imposition of penalties, fines, or sanctions, which could materially, adversely affect our business.

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

•Our ability to leverage our global infrastructure to sell JOTEC products, including in the markets in which JOTEC is already direct;

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

Tissue preservation services are a significant source of our revenues, accounting for 29% for the years ended December 31, 2019 and 2018, and 37% of revenues in the year ended December 31, 2017. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

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

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, accounting for 25% for the years ended December 31, 2019 and 2018, and 35% of revenues in the year ended December 31, 2017. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

•Changes to components in the BioGlue product, including in the delivery system, require regulatory approval, which, if delayed, could cause prolonged disruptions to our ability to supply BioGlue; and

•On June 13, 2019 our European Notified Body for BioGlue, Lloyd’s Register Quality Assurance Limited, which is headquartered in the U.K., informed us that it would no longer provide Notified Body services to companies in European Economic Area (“EEA”) effective September 2019. On July 5, 2019 the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) granted us a one year grace period to transfer BioGlue (and PhotoFix) to a new Notified Body. We are currently in the process of transferring to a new Notified Body for BioGlue (and PhotoFix) in the EEA. If we are delayed or unsuccessful in transferring to a new Notified Body for BioGlue (and PhotoFix) in the EEA, or if we are otherwise unable to timely meet applicable regulatory requirements, we may be unable to place BioGlue (or PhotoFix) on the market in the EEA until the situation is resolved.

We are significantly dependent on our revenues from JOTEC and are subject to a variety of risks affecting them.

JOTEC is now a significant source of our revenues, accounting for 24% for the years ended December 31, 2019 and 2018, and 2% of revenues in the year ended December 31, 2017. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

•Our ability to contend with enhanced regulatory requirements and enforcement activities; and

•Our ability to maintain a productive working relationship with our Works Council in Germany.

We are significantly dependent on our revenues from On-X and are subject to a variety of risks affecting them.

On-X is a significant source of our revenues, accounting for 18%, 17%, and 19% of revenues in the years ended December 31, 2019, 2018, and 2017, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

•Regulatory agencies could reclassify, reevaluate, or suspend our clearances and approvals, or fail, or decline to timely issue, or reissue, our clearances and approvals, that are necessary to sell our products and distribute tissues;

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

At the same time, European Notified Bodies have begun engaging in more rigorous regulatory enforcement activities and may continue to do so. For example, our Notified Body for the On-X product line temporarily suspended the CE Mark for the On-X ascending aortic prosthesis (“AAP”) in the EEA. See the risk factor below entitled “Our revenues for the On-X AAP in Europe may continue to be adversely affected by regulatory enforcement activities regarding the On-X AAP’s CE Mark” for further discussion. Further, in anticipation of MDR, Notified Bodies will generally no longer review routine submissions unless they are submitted in accordance with MDR. Our inability to timely adapt to these new requirements of our Notified Bodies could adversely impact our clearances and approvals, which could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

We may not realize all the anticipated benefits of our agreements with Endospan.

On September 11, 2019, we entered into various agreements with Endospan, Ltd. (“Endospan”), an Israeli medical device manufacturer (the “Endospan Transaction”). The Endospan Transaction included an exclusive distribution agreement for NEXUS stent graft system (“NEXUS”) in certain countries in Europe for a fixed distribution fee of $9.0 million; a loan agreement (“Endospan Loan”) for a secured loan from CryoLife to Endospan in an amount up to $15.0 million, funded over three tranches of $5.0 million each upon the completion of certain milestones (the first tranche of which was paid in September 2019); and a security purchase option agreement providing CryoLife the option to purchase all the then outstanding securities of Endospan from Endospan’s existing securityholders for a price between $350.0 million and $450.0 million before or upon FDA approval of NEXUS, for which option CryoLife paid to Endospan $1.0 million.

Our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the Endospan Transaction depends on a number of factors including:

•The continued growth of the global market for stent grafts used in endovascular repair of aortic disease;

•Our ability to introduce and drive adoption of NEXUS in the European market;

•Our ability to foster cross-selling opportunities between JOTEC product portfolio and NEXUS;

•Our ability to leverage our global infrastructure to sell NEXUS, including in the markets in which JOTEC is already direct;

•Our ability to address unforeseen risks, uncertainties and opportunities given our obligations to Endospan;

•Endospan’s ability to comply with the Endospan Loan, as well as other debt obligations, and avoid an event of default;

•Endospan’s ability to successfully commercialize NEXUS in markets outside of Europe;

•Endospan’s ability to meet demand for NEXUS;

•Endospan’s ability to meet quality and regulatory requirements;

•Endospan’s ability to manage any intellectual property risks and uncertainties associated with NEXUS;

•Endospan’s ability to obtain FDA approval of NEXUS; and

•Our ability to manage the unforeseen risks and uncertainties related to NEXUS.

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

We also have obtained licenses from third parties for certain patents and patent application rights. These licenses allow us to use intellectual property rights owned by or licensed to these third parties. We do not control the maintenance, prosecution, enforcement, or strategy for many of these patents or patent application rights and as such are dependent in part on the owners of the intellectual property rights to maintain their viability. Their failure to do so could significantly impair our ability to exploit those technologies.

Our revenues for the On-X AAP in Europe may continue to be adversely affected by regulatory enforcement activities regarding the On-X AAP’s CE Mark.

On November 22, 2016, we received a letter from G-Med, which acts as our Notified Body for the On-X product line, indicating that it was temporarily suspending the CE Mark for the On-X AAP in the EEA, due to an allegedly untimely and allegedly deficient plan by us to address certain technical documentation issues found by G-Med during a review and renewal of the design examination certificate for the On-X AAP. On July 26, 2017, we received a letter from G-Med indicating that it was continuing the suspension of the CE Mark for the AAP product for a period of up to 18 months pending further assessment. We have since withdrawn our application from G-Med for certification of the AAP product and are currently pursuing another pathway to CE Mark for the AAP. Failure to obtain CE Mark for the On-X AAP in the EEA could have a material, adverse effect on EEA revenues for 2020.

Our investment in PerClot is subject to significant risks, including our ability to fully realize our investment by obtaining FDA approval and to successfully commercialize PerClot in the U.S. either directly or indirectly.

In 2010 and 2011, we entered into various agreements with SMI pursuant to which, among other things, we (i) may distribute PerClot in certain international markets and are licensed to manufacture PerClot in the U.S.; (ii) acquired some technology to assist in the production of a potentially key component in PerClot; and (iii) obtained the exclusive right to pursue, obtain, and maintain FDA Pre-Market Approval (“PMA”) for PerClot. We are currently conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S., and we completed enrollment in January 2019. We anticipate submission to the FDA during the second half of 2020. There is no guarantee, however, that we will obtain FDA approval when anticipated or at all. The estimated timing of regulatory approval for PerClot is based on factors beyond our control, including but not limited to, unforeseen scheduling difficulties and unfavorable results at various stages in the PMA application process. We may also decide to delay or terminate our pursuit of U.S. regulatory approval for PerClot at any time due to changing conditions at CryoLife, in the marketplace, or in the economy in general.

Further, even if we receive FDA PMA for PerClot, we may be unsuccessful in selling PerClot in the U.S. By the time we secure approvals, competitors may have substantial market share or significant market protections due to contracts, among other things. We may also be unsuccessful in selling in countries other than the U.S. due, in part, to a proliferation in other countries of multiple generic competitors, any breach by SMI of its contractual obligations, or the lack of adequate intellectual property protection or enforcement. Any of these occurrences could materially, adversely affect our future revenues, financial condition, profitability, and cash flows.

Reclassification by the FDA of CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) may make it commercially infeasible to continue processing the CryoValve SGPV.

In October 2014 the FDA convened an advisory committee meeting to consider the FDA’s recommendation to re-classify more than minimally manipulated (“MMM”) allograft heart valves from an unclassified medical device to a Class III medical device. The class of allograft heart valves potentially covered by this recommendation includes our CryoValve SGPV. At the meeting, a majority of the advisory committee panel recommended to the FDA that MMM allograft heart valves be re-classified as a Class III product. In December 2019, we learned that the FDA is preparing to issue a proposed rule for reclassification of MMM allograft heart valves as Class III medical devices, which would be subject to a comment period before publication of a final rule. Upon publication of a final rule, should the CryoValve SGPV be determined to be MMM, we expect to have approximately thirty months to submit a PMA application, after which the FDA will determine if, and for how long, we may continue to provide these tissues to customers during review of the PMA application. To date, the FDA has not issued a final rule for reclassification of MMM allograft heart valves.

We have continued to process and ship our CryoValve SGPV tissues. If the FDA ultimately classifies our CryoValve SGPV as a Class III medical device, and if there are delays in obtaining the PMA, if we are unsuccessful in obtaining the PMA, or if the costs associated with these activities are significant, this could materially, adversely affect our revenues, financial condition, profitability, and/or cash flows in future periods. In addition, we could decide that the requirements for obtaining a PMA make continued processing of the CryoValve SGPV too onerous, leading us to discontinue distribution of these tissues.

Our key growth areas may not generate anticipated benefits.

Our strategic plan is focused on four growth areas, primarily in the cardiac and vascular surgery segment, which are expected to drive our business in the near term. These growth areas and their key elements are described below:

•New Products – Drive growth through product development and commercialization of new and next-generation products and services focused on aortic repair;

•New Indications – Drive growth through new regulatory approvals and expanded indications for our existing products and services to increase the size of our addressable U.S. or international markets;

•Global Expansion – Drive growth by entering new international markets, establishing new international direct sales territories, and developing our commercial infrastructure in new markets, including emerging markets, China and Brazil; and

•Business Development – Drive growth by selectively pursuing acquisitions, licensing, and distribution opportunities that are aligned to our objectives and complement our existing products, services, and infrastructure. Examples include our acquisitions of JOTEC and On-X and our distribution agreement and purchase option for NEXUS. To the extent that we identify, develop, or acquire non-core products or applications, we may dispose of these assets or pursue licensing or distribution agreements with third-party partners for development or commercialization.

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

We are currently engaged in several clinical trials and post-market clinical studies for our products, including our PROACT Xa clinical trial to determine if patients with an On-X mechanical aortic valve can be maintained safely and effectively on apixaban (Eliquis®) rather than on warfarin, and we also have begun efforts to initiate future U.S. clinical trials for certain JOTEC products. Each of these trials or studies is subject to the risks outlined herein.

We cannot give assurance that the relevant regulatory agencies will clear or approve these products and services or indications, or any new products and services or new indications, on a timely basis, if ever, or that the products and services or new indications will adequately meet the requirements of the applicable market or achieve market acceptance. We may encounter delays or rejections during any stage of the regulatory approval process if clinical or other data fails to demonstrate satisfactorily compliance with, or if the service or product fails to meet, the regulatory agency’s requirements for safety, efficacy, and quality, or the regulatory agency otherwise has concerns about our quality or regulatory compliance. Regulatory requirements for safety, efficacy, quality, and the conduct of clinical trials and post-market clinical studies may become more stringent due to changes in applicable laws, regulatory agency policies, or the adoption of new regulations. Clinical trials and post-market clinical studies may also be delayed or halted due to the following, among other factors:

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

•Potential adverse tax consequences of overlapping tax structures; and

•Potential adverse financial consequences resulting from the exit of the U.K. from the European Union, or “Brexit,” including a potential disruption of sales into the U.K.

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

As an example of these risks, in December 2017 we acquired JOTEC, which we financed by incurring further debt, using cash on hand, and issuing additional equity securities. This acquisition posed many of the same risks as set forth above.

Any of the above risks, should they occur, could materially, adversely affect our revenues, financial condition, profitability, and cash flows, including the inability to recover our investment or cause a write-down or write-off of such investment, associated goodwill, or assets.

We are heavily dependent on our suppliers and contract manufacturers to provide quality materials, supplies, and products.

The materials and supplies used in our product manufacturing and our tissue processing are subject to stringent quality standards and requirements, and many of these materials and supplies are subject to significant regulatory oversight and action. If materials or supplies used in our processes fail to meet these standards and requirements or are subject to recall or other quality action, an outcome could be the rejection or recall of our products or tissues and/or the immediate expense of the costs of the manufacturing or preservation. In addition, if these materials and supplies or changes to them do not receive regulatory approval or are recalled, if the related suppliers and/or their facilities are shut down temporarily or permanently, whether by government order, natural disaster, or other reason, or if the related suppliers are otherwise unable or unwilling to supply us, there may not be sufficient materials or supplies available for purchase to allow us to manufacture our products or process tissues. In addition, we rely on contract manufacturers to manufacture some of our products or to provide additional manufacturing capacity for other products. If these contract manufacturers fail to meet our quality standards and requirements or if they are unable or unwilling to supply the products, we may not be able to meet demand for these products. Any of these occurrences or actions could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

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

As an example of these risks, we will not have a supply of handpieces for cardiac laser therapy until the FDA approves our supplier’s change in manufacturing location, pending our supplier’s resolution of several observations the FDA raised during a manufacturing site change inspection. We do not believe these observations relate to quality or safety. We currently anticipate resumption of supply during the second half of 2020.

We also conduct nearly all our operations at three facilities: Austin, Texas for our On-X product line, Hechingen, Germany for our JOTEC product line, and Kennesaw, Georgia for all our other products. If one of these facilities ceases operations temporarily or permanently, due to natural disaster or other reason, our business could be substantially disrupted.

Regulatory enforcement activities regarding Etheylene Oxide, which is used to sterilize some of our products and components, could have a material, adverse impact on us.

Some of our products, including our On-X products in the U.S., are sterilized using ethylene oxide (“EtO”). Although we have a small-scale EtO facility in Austin, Texas, we rely primarily on large-scale EtO facilities to sterilize our products. In addition, some of our suppliers use, or rely upon third parties to use, EtO to sterilize some of our product components. Concerns about the release of EtO into the environment at unsafe levels have led to various regulatory enforcement activities against EtO facilities, including closures and temporary closures. For example, in February 2019, the Illinois Environmental Protection Agency issued an order to stop Sterigenics from using EtO at its Willowbrook, Illinois facility; Sterigenics subsequently announced that the facility would not reopen. Also, in October 2019, the Georgia State Attorney General took action to request the potential closure of a Becton Dickinson and Company EtO facility in Covington, Georgia. The number of EtO facilities in the U.S. is limited, and any permanent or temporary closures or disruption to their operations could delay, impede, or prevent our ability to commercialize our products, which could materially, adversely affect our revenues, financial condition, profitability, and cash flows. In addition, any regulatory enforcement activities against us for our use of EtO could result in financial, legal, business, and reputational harm to us.

The Coronavirus, and similar outbreaks, could have a material, adverse impact on us.

An outbreak of respiratory illness caused by a new coronavirus named “2019-nCoV” (the “Coronavirus”), which was first detected in Wuhan City, Hubei Province, China, has resulted in tens of thousands of infections in China and continues to spread, including to the United States. On January 30, 2020, the World Health Organization declared the Coronavirus outbreak a “public health emergency of international concern.” If the Coronavirus worsens in China or if the Chinese government’s efforts to contain the Coronavirus continue to restrict the movement of goods and people in China, our business activities in and originating from China, including our activities related to product sales, our supply chain, and regulatory approval for BioGlue in China, could be adversely affected. In addition, if the Coronavirus continues to spread outside of China, our activities worldwide could be adversely affected. If either of the foregoing were to occur, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

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

The December 2017 tax reform legislation known as H.R. 1, commonly referred to as the "Tax Cuts and Jobs Act" ("the Tax Act"), made significant changes to U.S. federal income tax law. In response, the U.S. Treasury Department issued multiple significant proposed regulation packages to further interpret certain provisions of the Tax Act. As of December 31, 2019, certain significant proposed regulation packages have not yet been finalized. It is possible that when released in final form, these regulation packages could have a material tax impact on us. In addition, we continue to await responses from various state taxing jurisdictions on the impact of the Tax Act on their local taxing regimes. We will continue to monitor and account for the future impacts of federal regulatory and state guidance in the interim period in which such guidance is issued.

Our operating results may fluctuate significantly on a quarterly or annual basis as a result of a variety of factors, many of which are outside our control.

Fluctuations in our quarterly and annual financial results have resulted, and will continue to result, from numerous factors, including:

•Changes in demand for the products we sell;

•Increased product and price competition, due to the announcement or introduction of new products by our competitors, market conditions, the regulatory landscape, or other factors;

•Changes in the mix of products we sell;

•Availability of products, materials, and supplies, including donated tissue used in preservation services;

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

Significant disruptions of information technology systems or breaches of information security systems could adversely affect our business.

We rely upon a combination of sophisticated information technology systems and traditional recordkeeping to operate our business.  In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including, but not limited to, personal information, intellectual property, and, in some instances, patient data).  We have also outsourced elements of our operations to third parties, including elements of our information technology systems and, as a result, we manage a number of independent vendor relationships with third parties who may or could have access to our confidential information.  Our information technology and information security systems and records are potentially vulnerable to security breaches, service interruptions, or data loss from inadvertent or intentional actions by our employees or vendors.  Our information technology and information security systems and records are also potentially vulnerable to malicious attacks by third parties.  Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of expertise and motives (including, but not limited to, financial crime, industrial espionage, and market manipulation).

As an example of these risks, on November 1, 2019, we were notified that we had become a victim of a business e-mail compromise.  During the fourth quarter, a company email account was compromised by a third-party impersonator and a payment intended for one of our U.S. vendors in the amount of $2.6 million was fraudulently re-directed into an individual bank account controlled by this third-party impersonator. The impersonator had taken a number of steps to deceive our employees and reduce the likelihood of detection. We expect our cyber-insurance to cover all but a de minimis amount of the unrecovered losses from this compromise.

While we have invested, and continue to invest, significantly in our information technology and information security systems, there can be no assurance that our efforts will prevent further security breaches, service interruptions, or data losses. We have only limited cyber-insurance coverage that does not cover all possible events, and this insurance is subject to deductibles and coverage limitations. In addition, we may not be able to maintain this insurance.  We thus do not have insurance coverage for all possible claims that could be raised and, for those where we do have coverage, those claims could exceed the limits of our coverage.  Any security breaches, service interruptions, or data losses could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business, and reputational harm to us or allow third parties to gain material, inside information that they may use to trade in our securities.

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

Our federal tax net operating loss and general business credit carryforwards include acquired net operating loss carryforwards. Such acquired net operating loss carryforwards will be limited in future periods due to a change in control of our former subsidiaries Hemosphere and Cardiogenesis, as mandated by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). We believe that our acquisitions of these companies each constituted a change in control, and that prior to our acquisition, Hemosphere had experienced other equity ownership changes that should be considered a change in control. We also acquired net operating loss carryforwards in certain foreign jurisdictions with the JOTEC Acquisition, but we do not believe these carryforwards will be limited in any material way due to a change of control provision. The deferred tax assets recorded on our Consolidated Balance Sheets exclude amounts that we expect will not be realizable due to these changes in control. A portion of the acquired net operating loss carryforwards is related to state income taxes for which we believe it is more likely than not that these deferred tax assets will not be realized. Therefore, we recorded a valuation allowance against these state net operating loss carryforwards. Limitations on our federal tax net operating loss and general business credit carryforwards could result in greater future income tax expense and adversely impact future cash flows.

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

Healthcare policy changes may have a material, adverse effect on us.

In response to perceived increases in healthcare costs in recent years, there have been, and continue to be, proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system.  Some of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products.  The adoption of some or all of these proposals could have a material, adverse effect on our financial condition and profitability. Candidates for the 2020 presidential election have put forward numerous healthcare reform proposals, including “Medicare for All.”  These proposals may affect aspects of our business.  We cannot predict what further reform proposals, if any, will be adopted, when they will be adopted, or what impact they may have on us.  Any changes that lower reimbursement for our products or reduce medical procedure volumes, however, could adversely affect our business and profitability.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and laboratory facilities consist of approximately 190,400 square feet of leased manufacturing, administrative, laboratory, and warehouse space located on a 21.5-acre setting, with an additional 14,400 square feet of off-site warehouse space both located in Kennesaw, Georgia. The manufacturing and tissue processing space includes approximately 20,000 square feet of class 10,000 clean rooms and 8,000 square feet of class 100,000 clean rooms. This extensive clean room environment provides a controlled aseptic environment for manufacturing and tissue preservation. Two back-up emergency generators assure continuity of our manufacturing operations and liquid nitrogen freezers maintain preserved tissue at or below –135C. We manufacture products from our Medical Devices segment, including BioGlue and PhotoFix, and process and preserve tissues from our Preservation Services segment at our headquarters facility. Our corporate headquarters also includes a CardioGenesis cardiac laser therapy maintenance and evaluation laboratory space.

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

We lease small amounts of ancillary additional office and warehouse space in various countries in which we operate direct sales subsidiaries, including in Brazil, Italy, Poland, Spain, Switzerland, and the United Kingdom.

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

2019	High	Low
First quarter	$30.86	$23.99
Second quarter	32.59	26.78
Third quarter	33.00	25.53
Fourth quarter	27.45	20.76

2018	High	Low
First quarter	$22.70	$16.80
Second quarter	29.55	19.05
Third quarter	36.05	27.50
Fourth quarter	35.44	25.58

As of February 14, 2020 we had 218 shareholders of record.

Dividends

No dividends were paid in 2019, 2018, or 2017.

On December 1, 2017 we entered into a Credit and Guaranty Agreement (the “Credit Agreement”), among CryoLife, as borrower, CryoLife International, Inc., On-X Life Technologies Holdings, Inc. (“On-X Holdings”), On-X Life Technologies, Inc., AuraZyme Pharmaceuticals, Inc., as guarantor subsidiaries, the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent. The Credit Agreement prohibits the payment of certain restricted payments, including cash dividends. See also Part II, Item 8, Note 10 of the “Notes to Consolidated Financial Statements” for further discussion of the Credit Agreement.

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended December 31, 2019 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Common Stock

Total Number
			of Common Shares	Dollar Value
			Purchased as	of Common Shares
	Total Number of	Average Price	Part of Publicly	That May Yet Be
	Common Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Common Share	Plans or Programs	Plans or Programs
10/01/19 - 10/31/19	--	--	--	--
11/01/19 - 11/30/19	404	$24.21	--	--
12/01/19 - 12/31/19	--	--	--	--
Total	404	24.21	--	--

The common shares purchased during the quarter ended December 31, 2019 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

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

Selected Financial Data

(in thousands, except percentages, current ratio, and per share data)

	December 31,
	2019	2018	2017 [1]	2016 [2]	2015
Operations
Revenues	$276,222	$262,841	$189,702	$180,380	$145,898
Operating income	17,042	9,312	7,970	21,820	5,354
Net income (loss)	1,720	(2,840)	3,704	10,778	4,005
Net income (loss) applicable to common
shareholders	1,708	(2,813)	3,643	10,576	3,918
Research and development expense as a
percentage of revenues	8%	9%	10%	7%	7%

Income (loss) Per Common Share
Basic	$0.05	$(0.08)	$0.11	$0.33	$0.14
Diluted	$0.05	$(0.08)	$0.11	$0.32	$0.14

Dividend Declared Per Common Share	$--	$--	$--	$--	$0.12

Year-End Financial Position
Total assets	$605,654	$571,091	$589,693	$316,140	$181,179
Working capital	142,195	144,645	136,340	117,131	90,058
Long-term liabilities	274,763	261,501	269,695	77,055	6,323
Shareholders' equity	285,696	275,067	277,058	208,983	155,251
Current ratio[3]	4:1	5:1	4:1	5:1	6:1

1    In December 2017 we completed our acquisition of JOTEC AG (“JOTEC Acquisition”), which we converted to JOTEC GmbH and is being operated as a wholly-owned subsidiary of CryoLife.

2    In January 2016 we completed our acquisition of On-X Holdings, which is being operated as a wholly-owned subsidiary of CryoLife. In 2016 we also sold our HeRO Graft product line and our ProCol product line and ceased sales of these products during 2016.

3    Current assets divided by current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”) is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: BioGlue® Surgical Adhesive (“BioGlue”) products, JOTEC stent grafts and surgical products, On-X mechanical heart valves and surgical products, and implantable cardiac and vascular human tissues. In addition to these four major product families, we sell or distribute PhotoFixTM bovine surgical patch, PerClot® hemostatic powder, NEXUSTM endovascular stent graft system, and CardioGenesis cardiac laser therapy.

For the year ended December 31, 2019 we reported record annual revenues of $276.2 million, increasing 5% over the prior year, largely due to an increase in revenues from On-X and preservation services. For the year ended December 31, 2019 we generated $15.8 million in cash flows from operations and reported a net income of $1.7 million. See the “Results of Operations” section below for additional analysis of the fourth quarter and full year 2019 results. See Part I, Item 1, “Business,” for further discussion of our business and activities during 2019.

Agreements with Endospan

On September 11, 2019 CryoLife or its wholly-owned subsidiary, JOTEC, entered into exclusive distribution and loan agreements with Endospan Ltd. (“Endospan”), an Israeli corporation, as well as a securities purchase option agreement to purchase Endospan. We paid Endospan $15.0 million in September 2019 related to these agreements.

JOTEC entered into an exclusive distribution agreement (“Endospan Distribution Agreement”) with Endospan, pursuant to which JOTEC obtained exclusive distribution rights for Endospan’s NEXUS stent graft system (“NEXUS”) and accessories in certain countries in Europe. In addition, CryoLife entered into a securities purchase option agreement (“Endospan Option Agreement”) with Endospan which provides CryoLife the option to purchase all of the outstanding securities of Endospan from Endospan’s securityholders at the time of the acquisition, or the option to acquire all of Endospan’s assets, in each case, for a price between $350.0 and $450.0 million before, or within, a certain period of time after U.S. Food and Drug Administration (“FDA”) approval of NEXUS, with such option expiring 90 days after receiving notice that Endospan has received approval from the FDA for NEXUS. Lastly, CryoLife and Endospan entered into a loan agreement (“Endospan Loan Agreement”), in which CryoLife agreed to provide Endospan a secured loan to be funded in three tranches of $5.0 million each, of which the first tranche was funded in September of 2019.

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

Fair Value Measurements

We record certain financial instruments at fair value on a recurring basis, including cash equivalents, and certain restricted securities. We may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis. Fair value financial instruments are recorded in accordance with the fair value measurement framework.

We also measure certain assets at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as certain financial assets, long-lived assets, and non-amortizing intangible assets for impairment, allocating value to assets in an acquired asset group and applying accounting for business combinations. We use the fair value measurement framework to value these assets and report these fair values in the periods in which they are recorded or written down.

The fair value measurement framework includes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels. These levels from highest to lowest priority are as follows:

•Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

•Level 2: Quoted prices in active markets for similar assets or liabilities or observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and

•Level 3: Unobservable inputs or valuation techniques that are used when little or no market data is available.

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

The calculation of deferred preservation costs involves judgment and complexity and uses the same principles as inventory costing. Donated human tissue is procured from deceased human donors by organ and tissue procurement organizations (“OPOs”) and tissue banks that consign the tissue to us for processing, preservation, and distribution. Deferred preservation costs consist primarily of the procurement fees charged by the OPOs and tissue banks, direct labor and materials (including salary and fringe benefits, laboratory supplies and expenses, and freight-in charges), and indirect costs (including allocations of costs from support departments and facility allocations). Fixed production overhead costs are allocated based on actual tissue processing levels, to the extent that they are within the range of the facility’s normal capacity.

These costs are then allocated among the tissues processed during the period based on cost drivers, such as the number of donors or number of tissues processed. We apply a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. We estimate quarantine and in process yields based on our experience and reevaluate these estimates periodically. Actual yields could differ significantly from our estimates, which could result in a change in tissues available for shipment and could increase or decrease the balance of deferred preservation costs. These changes could result in additional cost of preservation services expense or could increase per tissue preservation costs, which would impact gross margins on tissue preservation services in future periods.

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

We recorded write-downs to our deferred preservation costs totaling $787,000, $437,000, and $922,000 for the years ended December 31, 2019, 2018, and 2017, respectively, due primarily to tissues not expected to ship prior to the expiration date of the packaging.

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

Assessing the recoverability of deferred tax assets involves judgment and complexity in conjunction with prudent and feasible tax planning. Estimates and judgments used in the determination of the need for a valuation allowance and in calculating the amount of a needed valuation allowance include, but are not limited to, the following:

•Projected future operating results;

•Anticipated future state tax apportionment;

•Timing and amounts of anticipated future taxable income;

•Timing of the anticipated reversal of book/tax temporary differences;

•Evaluation of statutory limits regarding usage of certain tax assets; and

•Evaluation of the statutory periods over which certain tax assets can be utilized.

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

New Accounting Pronouncements

See Part II, Item 8, Note 1 of “Notes to Consolidated Financial Statements” for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

(In thousands)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

				Revenues as a Percentage of
	Revenues for the			Total Revenues for the
	Three Months Ended			Three Months Ended
	December 31,			December 31,
	2019	2018	Percent Change	2019	2018
Products:
BioGlue	$17,777	$17,975	-1%	26%	27%
JOTEC	16,038	16,672	-4%	23%	25%
On-X	13,345	11,337	18%	19%	17%
CardioGenesis cardiac laser therapy	1,050	1,703	-38%	2%	2%
PerClot	981	945	4%	1%	1%
PhotoFix	1,002	699	43%	1%	1%
Total products	50,193	49,331	2%	72%	73%

Preservation services:
Cardiac tissue	10,145	9,023	12%	15%	13%
Vascular tissue	9,359	9,445	-1%	13%	14%
Total preservation services	19,504	18,468	6%	28%	27%

Total	$69,697	$67,799	3%	100%	100%

				Revenues as a Percentage of
	Revenues for the			Total Revenues for the
	Twelve Months Ended			Twelve Months Ended
	December 31,			December 31,
	2019	2018	Percent Change	2019	2018
Products:
BioGlue	$68,611	$66,660	3%	25%	25%
JOTEC	64,974	63,341	3%	24%	24%
On-X	50,096	44,832	12%	18%	17%
CardioGenesis cardiac laser therapy	6,016	6,217	-3%	2%	2%
PerClot	3,795	3,767	1%	1%	2%
PhotoFix	3,754	2,577	46%	1%	1%
Total products	197,246	187,394	5%	71%	71%

Preservation services:
Cardiac tissue	40,879	35,683	15%	15%	14%
Vascular tissue	38,097	39,764	-4%	14%	15%
Total preservation services	78,976	75,447	5%	29%	29%

Total	$276,222	$262,841	5%	100%	100%

Revenues increased 3% and 5% for the three and twelve months ended December 31, 2019, respectively, as compared to the three and twelve months ended December 31, 2018. The increase in revenues for the three months ended December 31, 2019 was primarily due to increases in On-X product revenues and cardiac preservation services revenues. The increase in revenues for the twelve months ended December 31, 2019 was primarily due to increases in On-X product revenues and cardiac preservation services revenues, as well as BioGlue and JOTEC product revenues. Excluding the effects for foreign exchange, revenues increased 4% and 7% for the three and twelve months ended December 31, 2019, respectively, as compared to the three and twelve months ended December 31, 2018. A detailed discussion of the changes in product revenues and preservation services revenues for the three and twelve months ended December 31, 2019 is presented below.

Products

Revenues from products increased 2% and 5% for the three and twelve months ended December 31, 2019, respectively, as compared to the three and twelve months ended December 31, 2018. The increase in revenues for the three months ended December 31, 2019 was primarily due to increases in On-X product revenues. The increase in revenues in the twelve months ended December 31, 2019 was primarily due to increases in On-X, BioGlue, and JOTEC product revenues. A detailed discussion of the changes in product revenues for BioGlue, JOTEC, On-X, CardioGenesis cardiac laser therapy, PerClot, and PhotoFix is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies, with a concentration denominated in Euros in addition to British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars which are subject to exchange rate fluctuations. For the three and twelve months ended December 31, 2019 compared to the three and twelve months ended December 31, 2018 the U.S. Dollar strengthened in comparison to major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into U.S. Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of these goods in their local currencies.

BioGlue

The BioGlue product line is used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).

Revenues from the sale of BioGlue decreased 1% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. This decrease was primarily due to an impact of foreign exchange rates and a change in average sales prices, each of which decreased revenues by 1%, partially offset by a change in the mix of milliliters sold, which increased revenues by 1%. Excluding the effects for foreign exchange, revenues were flat for the three months ended December 31, 2019, as compared to the three months ended December 31, 2019.

Revenues from the sale of BioGlue increased 3% for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018. This increase was primarily due to a 5% increase in the volume of milliliters sold, which increased revenues by 5%, partially offset by the effect of foreign exchange rates, which decreased revenues by 1%, and a decrease in average sales prices, which decreased revenues by 1%. Excluding the effects for foreign exchange, revenues increased 5% for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018.

Excluding the effects for foreign exchange, revenues for BioGlue increased in the three and twelve months ended December 31, 2019 as compared to the three and twelve months ended December 31, 2018 in all international markets, with the largest growth in Asia Pacific for the three months ended December 31, 2019 and EEA, the Middle East, and Africa (“EMEA”) and Asia Pacific for the twelve months ended December 31, 2019. The increase in revenue in Asia Pacific is due to distributor buying patterns for the three and twelve months ended December 31, 2019. The increase in revenue in EMEA is due to an increase in direct sales during the twelve months ended December 31, 2019. The increases in all international markets were partially offset by decreases in domestic markets during the three and twelve months ended December 31, 2019 as compared to the three and twelve months ended December 31, 2018.

We are currently seeking regulatory approval for BioGlue in China, and if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic BioGlue revenues accounted for 49% and 51% of total BioGlue revenues for the three and twelve months ended December 31, 2019, respectively, and 50% and 53% of total BioGlue revenues for the three and twelve months ended December 31, 2018, respectively.

JOTEC

On December 1, 2017 CryoLife acquired JOTEC AG and its subsidiaries (the “JOTEC Acquisition”), a Germany-based, developer of technologically differentiated endovascular stent grafts, and cardiac and vascular surgical grafts, focused on aortic repair. The JOTEC product line is used in endovascular and open vascular surgery, as well as for the treatment of complex aortic arch and thoracic aortic diseases.

JOTEC revenues decreased 4% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. JOTEC revenues increased 3% for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018.

JOTEC revenues, excluding original equipment manufacturing (“OEM”), were flat for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. The factors affecting revenue during this period include a change in mix of volume sold which increased revenues by 5%, offset by the effect of foreign exchange rates, which decreased revenues by 4%, and a change in average sales prices which decreased revenues 1%.

JOTEC revenues, excluding OEM, increased 3% for the twelve months ended December 31, 2019 as compared to the twelve months ended December 31, 2018. This increase in revenues was primarily due to an 8% increase in volume of units sold, which increased revenues by 11%, partially offset by the effect of foreign exchange rates, which decreased revenues by 6%, and a decrease in average sales price, which decreased revenues by 2%.

Excluding the effects for foreign exchange, JOTEC revenues, excluding OEM, increased 4% and 10% for the three and twelve months ended December 31, 2019, respectively, as compared to the three and twelve months ended December 31, 2018.

Revenues for JOTEC, excluding OEM, increased in the three months ended December 31, 2019, as compared to the three months ended December 31, 2018 in EMEA and Latin America, on a constant currency basis, due to growth in distributor markets.

Revenues for JOTEC, excluding OEM, increased in the twelve months ended December 31, 2019 as compared to the twelve months ended December 31, 2018 in EMEA, Latin America, and Asia Pacific with the largest growth in EMEA, on a constant currency basis, due to growth in distributor markets.

On-X

The On-X product line includes the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis (“AAP”) for heart valve replacement. On-X product revenues also include revenues from the distribution of CarbonAid CO2 diffusion catheters and from the sale of Chord-X ePTFE sutures for mitral chordal replacement. On-X also generates revenue from pyrolytic carbon coating products produced for OEM.

On-X product revenues increased 18% and 12% for the three and twelve months ended December 31, 2019, respectively, as compared to the three and twelve months ended December 31, 2018.

On-X product revenues, excluding OEM, increased 19% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. This increase was primarily due to a 28% increase in volume of units sold, which increased revenues by 20%, and a change in average sales prices, which increased revenues by 1%, partially offset by the effect of foreign exchange rates, which decreased revenues by 2%.

On-X product revenues, excluding OEM, increased 12% for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018. This increase was primarily due to an 11% increase in volume of units sold, which increased revenues by 14%, partially offset by a change in average sales prices, which decreased revenues by 1%, and by the effect of foreign exchange rates, which decreased revenues by 1%.

Excluding the effects for foreign exchange, On-X revenues, excluding OEM, increased 20% and 12% for the three and twelve months ended December 31, 2019, respectively, as compared to the three and twelve months ended December 31, 2018.

On-X revenues, excluding OEM, increased worldwide in the three and twelve months ended December 31, 2019 compared to the three and twelve months ended December 31, 2018 with the largest growth in EMEA in the fourth quarter of 2019 and in North America for the twelve months ended December 31, 2019 as a result of increases in market share. On-X OEM sales accounted for less than 1% of product revenues for both the three and twelve months ended December 31, 2019 and 2018.

CardioGenesis Cardiac Laser Therapy

Revenues from our CardioGenesis cardiac laser therapy product line historically consist primarily of sales of handpieces and, in certain periods, the sale of laser consoles. However, during the three months ended December 31, 2019, we did not have a supply of handpieces as our manufacturer of handpieces needs the FDA to approve its change in manufacturing location, pending resolution of several observations the FDA raised during a manufacturing site change reinspection. We do not believe these observations relate to quality or safety. We will not have any handpieces available to ship until our supplier resolves these issues with the FDA. We currently anticipate resumption of supply during the second half of 2020.

Revenues from cardiac laser therapy decreased 38% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. This decrease was primarily due to a 93% decrease in unit shipments of handpieces, which decreased revenues by 93%, partially offset by the effect of higher average laser console selling prices for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018.

Revenues from cardiac laser therapy decreased 3% for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018. This decrease was primarily due to an 18% decrease in unit shipments of handpieces, which decreased revenues by 18%, partially offset by the effect of higher average laser console selling prices and an increase in service fees for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018.

Cardiac laser therapy is generally used adjunctively with cardiac bypass surgery by a limited number of physicians who perform these procedures, which usage patterns can cause period over period revenue fluctuations.

PerClot

Revenues from the sale of PerClot increased 4% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. This increase was primarily due to a 2% increase in the volume of grams sold, which increased revenues by 19%, partially offset by a decrease in average sales price, which decreased revenues by 12% and the effect of foreign exchange rates, which decreased revenues by 3%.

Revenues from the sale of PerClot increased 1% for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018. This increase was primarily due to a 3% increase in volume of grams sold, which increased revenues by 15%, partially offset by a decrease in average sales price which decreased revenues by 11%, and the effect of foreign exchange rates, which decreased revenues by 3%.

The decrease in average selling prices for the three and twelve months ended December 31, 2019 was in both indirect and direct markets due to price reductions to certain customers in Europe as a result of pricing pressures from competitive products. The increase in volume for the three and twelve months ended December 31, 2019 was primarily due to an increase in sales of PerClot in EMEA in the direct markets.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate PMA submission to the FDA during the second half of 2020.

PhotoFix

PhotoFix revenues increased 43% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. This increase was primarily due to a 44% increase in units sold, which increased revenues by 44%, partially offset by a decrease in average sales prices per unit, which decreased revenues by 1%.

PhotoFix revenues increased 46% for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018. This increase was primarily due to a 74% increase in units sold, which increased revenues by 46%.

The increase in units sold for the three and twelve months ended December 31, 2019 was primarily due to an increase in the number of implanting physicians when compared to the prior year period, as this product continues to penetrate domestic markets. Additional increases in unit shipments for the three and twelve months ended December 31, 2019 were from sales in EMEA, which is a new market in 2019, as well as from the introduction of smaller sized PhotoFix patches in 2018 and a larger sized PhotoFix patch in the second quarter of 2019.

Preservation Services

Preservation services include services revenues from the preservation of cardiac and vascular tissues. Revenues from preservation services increased 6% and 5% for the three and twelve months ended December 31, 2019, respectively, as compared to the three and twelve months ended December 31, 2018. A detailed discussion of the changes in cardiac and vascular preservation services revenues is presented below.

We continue to evaluate modifications to our tissue processing procedures in an effort to improve tissue processing throughput, reduce costs, and maintain quality across our tissue processing business. Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues for implant, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and twelve months ended December 31, 2019.

Cardiac Preservation Services

Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets.

Revenues from cardiac preservation services, consisting of revenues from the distribution of human heart valves and cardiac patch tissues, increased 12% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. This increase was primarily due to a 10% increase in unit shipments of cardiac tissues, which increased revenues by 12%.

Revenues from cardiac preservation services increased 15% for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018. This increase was primarily due to a 14% increase in unit shipments of cardiac tissues, which increased revenues by 15%.

The increase in cardiac volume for the three and twelve months ended December 31, 2019 was primarily due to an increase in the volume of cardiac valve shipments and, to a lesser extent, cardiac patch shipments.

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

Revenues from vascular preservation services decreased 1% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. This decrease was primarily due to a 2% decrease in vascular unit shipments, which decreased revenues by 2%, partially offset by an increase in average service fees, which increased revenues by 1%.

Revenues from vascular preservation services decreased 4% for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018. This decrease was primarily due to a 3% decrease in vascular tissue shipments, which decreased revenues by 3%, and a decrease in average service fees, which decreased revenues by 1%.

The decrease in shipments of vascular tissues for the three months ended December 31, 2019 was primarily due to decreases in femoral artery and aortoiliac shipments, partially offset by increases in saphenous vein shipments. The decrease in shipments of vascular tissue for the twelve months ended December 31, 2019, was primarily due to decreases in saphenous shipments.

The change in average service fees for the three and twelve months ended December 31, 2019 was primarily driven by fee differences due to physical characteristics of vascular tissues, the routine negotiation of pricing contracts with certain customers, as well as competitive pricing pressures.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Cost of products	$14,001	$13,606	$55,022	$53,772

Cost of products increased 3% and 2% for the three and twelve months ended December 31, 2019, respectively, as compared to the three and twelve months ended December 31, 2018. Cost of products for the three and twelve months ended December 31, 2019 and 2018 included costs related to JOTEC, On-X, BioGlue, PhotoFix, PerClot, and CardioGenesis cardiac laser therapy.

Cost of products for the twelve months ended December 31, 2018 includes $2.8 million in inventory basis step-up expense, primarily related to the JOTEC inventory fair value adjustment recorded in purchase accounting, all included prior to the three months ended December 31, 2018.

The increase in cost of products for the three and twelve months ended December 31, 2019 was primarily due to increases in unit shipments.

Cost of Preservation Services

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Cost of preservation services	$9,144	$9,002	$38,187	$36,085

Cost of preservation services increased 2% and 6% for three and twelve months ended December 31, 2019, respectively, as compared to the three and twelve months ended December 31, 2018. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services increased in the three and twelve months ended December 31, 2019 primarily due to an increase in the unit shipment of tissues.

Gross Margin

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Gross margin	$46,552	$45,191	$183,013	$172,984
Gross margin as a percentage of total revenues	67%	67%	66%	66%

Gross margin increased 3% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, primarily due to increases in On-X, PhotoFix, and tissue revenues. Gross margin as a percentage of total revenues remained flat in the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, primarily due to a decrease in JOTEC margins driven by a decrease in revenue, offset by an increase in On-X and BioGlue margins driven by an increase in revenue.

Gross margin increased 6% for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018, primarily due to increases in On-X, BioGlue, JOTEC, and tissue revenues. Gross margin as a percentage of total revenues remained flat in the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018, primarily due to additional costs in 2018 for the inventory fair value adjustment recorded in purchase accounting for the JOTEC Acquisition, offset by an increase in revenues in certain international regions that have lower margins during the twelve months ended December 31, 2019.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
General, administrative, and marketing expenses	$37,609	$35,628	$143,011	$140,574
General, administrative, and marketing expenses
as a percentage of total revenues	54%	53%	52%	53%

General, administrative, and marketing expenses increased 6% and 2% for the three and twelve months ended December 31, 2019, respectively, as compared to the three and twelve months ended December 31, 2018. The increases in general, administrative, and marketing expenses for the three and twelve months ended December 31, 2019 were primarily due to higher expenses to support our increased revenue base and employee headcount, offset by decreased business development and integration expenses primarily related to the JOTEC Acquisition. General, administrative, and marketing expenses for the three and twelve months ended December 31, 2019 included approximately $500,000 and $3.1 million, respectively, in business development and integration expenses, as compared to $1.4 million and $8.4 million for the three and twelve months ended December 31, 2018, respectively, primarily related to the JOTEC Acquisition and the transaction with Endospan.

Research and Development Expenses

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Research and development expenses	$5,312	$6,784	$22,960	$23,098
Research and development expenses
as a percentage of total revenues	8%	10%	8%	9%

Research and development expenses decreased 22% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, and remained flat for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018. Research and development spending in the three and twelve months ended December 31, 2019 was primarily focused on clinical work for JOTEC products and to gain regulatory approval for On-X products as well as approval to commercialize PerClot for surgical indications in the U.S. Research and development spending in the twelve months ended December 31, 2018 was primarily on clinical trials for PerClot in the U.S., JOTEC products, On-X products, and BioGlue in China.

Interest Expense

Interest expense was $3.6 million and $14.9 million for the three and twelve months ended December 31, 2019, respectively, and interest expense was $3.9 million and $15.8 million for the three and twelve months ended December 31, 2018, respectively. Interest expense in the 2019 and 2018 periods included interest on debt and uncertain tax positions.

Other Expense (Income), Net

Other income was $1.4 million for the three months ended December 31, 2019 as compared to other expense of $398,000 for the three months ended December 31, 2018. Other expense was $1.3 million and $141,000 for the twelve months ended December 31, 2019, and 2018, respectively. Other income and other expense primarily include the realized and unrealized effects of foreign currency gains and losses.

Earnings

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Income (loss) before income taxes	$1,547	$(1,459)	$1,644	$(6,391)
Income tax expense (benefit)	2,228	(683)	(76)	(3,551)
Net (loss) income	$(681)	$(776)	$1,720	$(2,840)

Diluted (loss) income per common share	$(0.02)	$(0.02)	$0.05	$(0.08)
Diluted weighted-average common shares outstanding	37,274	36,652	37,860	36,412

We experienced income before income taxes for the three and twelve months ended December 31, 2019 and a loss before income taxes for the three and twelve months ended December 31, 2018. Income before income taxes for the three months ended December 31, 2019, as compared to a loss for the three months ended December 31, 2018, was primarily due the effect of foreign currency gains and losses. Income before income taxes for the twelve months ended December 31, 2019, as compared to a loss for the twelve months ended December 31, 2018, was primarily due to a decrease in integration and business development expenses and inventory basis step-up expense related to the JOTEC Acquisition.

Our effective income tax rate was an expense of 144% and a benefit of 5% for the three and twelve months ended December 31, 2019, respectively, as compared to a benefit of 47% and 56% for the three and twelve months ended December 31, 2018, respectively. Our income tax rate for the three months ended December 31, 2019 was primarily affected by the recording of uncertain tax positions and prior year provision to return true-ups. Our income tax rate for the three months ended December 31, 2018 was primarily affected by excess tax benefits related to stock compensation.

Our income tax rate for the year ended December 31, 2019 was primarily affected by excess tax benefits on stock compensation, the research and development tax credit, releases of uncertain tax position liabilities, offset by nondeductible executive compensation, intercompany interest expense disallowance, and nondeductible meals and entertainment expenses. Our income tax rate for the year ended December 31, 2018 was primarily affected by excess tax benefits on stock compensation, the research and development tax credit and non-includable income related to the On-X settlement which increased our benefit.

On December 22, 2017 the United States enacted tax reform legislation known as the H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Act”), resulting in significant modifications to existing law. As of December 31, 2017 we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally from 35% to 21%), which resulted in a nominal provisional amount for 2017. Upon further analysis of certain aspects of the Tax Act and refinement of our calculations during the year ended December 31, 2018, we made immaterial adjustments to our provisional estimate in accordance with SEC Staff Accounting Bullet 118, which are included as a component of income tax expense from continuing operations.

We elected to account for the global intangible low-taxed income (“GILTI”) tax in the period in which it is incurred, and therefore, have not provided any deferred tax impacts of GILTI in our consolidated financial statements for the years ended December 31, 2019 and 2018. For the years ending December 31, 2019 and 2018 our GILTI inclusion was nominal.

The Tax Act also created a new provision, foreign derived intangible income (“FDII”), whereby certain sales made from the U.S. to overseas markets are taxed at a lower U.S. rate. We are favorably impacted by the new FDII provision and as of December 31, 2019 and 2018 our FDII deduction was $737,000 and $525,000, respectively.

We are also affected by the new interest deductibility rule under the Tax Act. This rule disallows interest expense to the extent it exceeds 30% of adjusted taxable income. For the year ending December 31, 2019 and 2018 our interest deduction was limited to $10.5 million and $6.6 million, respectively. The excess interest not deducted in 2019 and 2018 of $2.4 million and $17.7 million, respectively, can be carried forward indefinitely for use in future years.

Net loss decreased and diluted income per common share was flat for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. The decrease for the three months ended December 31, 2019 was primarily due to an increase in income before income taxes, offset by higher income tax expense as discussed above. Net income and diluted income per common share increased for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018, primarily due to the increase in income before income taxes, partially offset by a lower income tax benefit in the twelve months ended December 31 2019 as compared to the twelve months ended December 31, 2018.

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

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies, with a concentration denominated in Euros in addition to British Pounds, Polish Zloty, Swiss Francs, Brazilian Real, and Canadian Dollars which are subject to exchange rate fluctuations. For the three months ended December 31, 2018, compared to the three months ended December 31, 2017, the U.S. Dollar strengthened in comparison to these currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into U.S. Dollars.  For the twelve months ended December 31, 2018, as compared to the twelve months ended December 31, 2017, the U.S. Dollar weakened in comparison to the major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into U.S. Dollars. The year-over-year average change in these currencies and the net impact on the results of operations from translations to reporting currency was not material in either period. The impact of currency translation adjustments are substantially mitigated by natural hedges which reduce our revenue and expense net exposure by currency. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars and, although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of these goods in their local currencies.

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

On December 22, 2017 the United States enacted tax reform legislation known as the H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Act”), resulting in significant modifications to existing law. For 2017, we elected to follow the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of Accounting Standards Codification Topic 740 in situations where we do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. We estimated the accounting for the effects of the Tax Act to be included in our 2017 Consolidated Balance Sheets and Statements of Operations and Comprehensive Income, and, as a result, our financial statements for the year ended December 31, 2017 reflect these effects of the Tax Act as provisional based on a reasonable estimate of the income tax effects and recorded a one-time estimated deemed repatriation transition tax resulting in a nominal tax impact to us, based on the interplay of the transition tax and the foreign tax credit. At December 31, 2018 after further analyses of the Tax Act, notices, and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we completed our accounting for all of the enactment-date income tax effects of the Tax Act. As further discussed below, during 2018, certain immaterial adjustments to the provisional amounts recorded at December 31, 2017 are included as a component of income tax expense.

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

We do not believe the demand for CardioGenesis cardiac laser therapy or PerClot is seasonal.

We are uncertain whether the demand for PhotoFix is seasonal, as these products have not fully penetrated many markets and, therefore, the nature of any seasonal trends may not yet be obvious.

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

Liquidity and Capital Resources

Net Working Capital

At December 31, 2019 net working capital (current assets of $187.4 million less current liabilities of $45.2 million) was $142.2 million, with a current ratio (current assets divided by current liabilities) of 4 to 1, compared to net working capital of $144.7 million and a current ratio of 5 to 1 at December 31, 2018.

Overall Liquidity and Capital Resources

Our primary cash requirements for the twelve months ended December 31, 2019 were for general working capital needs, funding of the Endospan agreements, interest and principal payments under our debt agreement, capital expenditures for facilities and equipment, repurchases of stock to cover tax withholdings, and business development and integration expenses. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.

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

In October 2018 we finalized an amendment to the Credit Agreement to reprice interest rates, resulting in a reduction in the interest rate margins over base rates on the Term Loan Facility. The loan under the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. Prior to the repricing, the optional floating annual rate was equal to either the base rate, plus a margin of 3.00%, or LIBOR, plus a margin of 4.00%. The loan under the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR, plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of December 31, 2019 the remaining availability on our revolving credit facility was $30.0 million.

We intend to incur expenses for clinical research work to gain regulatory approvals for new products or indications, including JOTEC, On-X, PerClot, and BioGlue products, and to incur expenses for research and development for new products.

We also intend to fund two additional $5.0 million tranches upon completion of certain clinical trial milestones in connection with the Endospan Loan.

As of December 31, 2019 approximately 29% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $15.8 million for the twelve months ended December 31, 2019, as compared to $9.9 million for the twelve months ended December 31, 2018. The prior year cash provided by operating activities was reduced as a result of increased integration and business development costs resulting in a higher net loss, primarily related to the JOTEC Acquisition. These expenses made up a large portion of the $8.9 million unfavorable adjustment due to the timing differences between recording accounts payable, accrued expenses, and other liabilities and the payment of cash.

We use the indirect method to prepare our cash flow statement, and accordingly, the operating cash flows are based on our net income (loss), which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the twelve months ended December 31, 2019 these non-cash items included $18.3 million in depreciation and amortization expenses, $8.8 million in non-cash compensation and $5.0 million in non-cash lease expense.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the twelve months ended December 31, 2019 these changes included unfavorable adjustments of $8.1 million due to an increase in inventory balances offset by lower deferred preservation costs, $6.2 million due to an increase in prepaid expenses and other assets, and $5.3 million due to the timing difference between recording receivables and the receipt of cash.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $23.9 million for the twelve months ended December 31, 2019, as compared to $6.7 million for the twelve months ended December 31, 2018. The increase is primarily due to cash payments totaling $15.0 million in connection with the agreements with Endospan and $8.1 million in capital expenditures. See Part II, Item 8, Note 2 of the “Notes to Consolidated Financial Statements” for further information on agreements with Endospan.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $1.5 million for the twelve months ended December 31, 2019, as compared to $2.6 million for the twelve months ended December 31, 2018. The current year cash used was primarily due to $2.8 million in principal payments on borrowings and $2.7 million related to the redemption and repurchase of stock to cover tax withholdings, partially offset by $4.8 million in proceeds from the exercise of stock options and issuance of common stock under our employee stock purchase plan. The prior year cash used was primarily due to $2.8 million in principal payments on borrowings and $2.1 million related to the redemption and repurchase of stock to cover tax withholdings, partially offset by $3.9 million in proceeds from the exercise of stock options and issuance of common stock under our employee stock purchase plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of December 31, 2019 are as follows (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations	$223,176	$2,780	$2,780	$2,780	$2,780	$211,843	$213
Interest payments	55,055	11,445	11,318	11,192	11,065	10,033	2
Research obligations	27,948	7,404	8,536	7,360	4,195	453	--
Operating leases	26,855	6,585	6,280	3,809	2,584	2,570	5,027
Contingent payments	14,000	5,500	6,500	2,000	--	--	--
Purchase obligations	9,332	6,301	2,833	140	19	15	24
Finance leases	6,672	712	658	613	612	610	3,467
Total contractual obligations	$363,038	$40,727	$38,905	$27,894	$21,255	$225,524	$8,733

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

The contingent payments obligation includes two additional $5.0 million tranches under the Endospan Loan that we are required, subject to certain conditions, to advance to Endospan upon receipt of certification that certain approvals and clinical trial milestones have been achieved. The contingent payments obligation also includes payments that we may make if certain U.S. regulatory approvals and certain commercial milestones are achieved related to our transaction with Starch Medical, Inc. (“SMI”) for PerClot and other licensed technologies.

Our purchase commitments include obligations from agreements with suppliers, one of which is the minimum purchase requirements for PerClot under a distribution agreement with SMI. Pursuant to the terms of the distribution agreement, we may terminate that agreement, including the minimum purchase requirements set forth in the agreement for various reasons, one of which is if we obtain FDA approval for PerClot. These minimum purchases are included in the table above through 2021, based on the assumption that we will not terminate the distribution agreement before receiving FDA approval for PerClot. However, if we do not obtain FDA approval for PerClot and/or we choose not to terminate the distribution agreement, we may have minimum purchase obligations of up to $1.75 million per year through the end of the contract term in 2025.

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

Capital Expenditures

Capital expenditures for the twelve months ended December 31, 2019 and 2018 were $8.1 million and $5.8 million, respectively. Capital expenditures in the twelve months ended December 31, 2019 were primarily related to manufacturing and tissue processing equipment, leasehold improvements needed to support our business and the routine purchases of computer software.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $33.8 million as of December 31, 2019, and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility and our $225.0 million secured Term Loan Facility. A 10% adverse change in interest rates as compared to the rates experienced by us in the twelve months ended December 31, 2019, affecting our cash and cash equivalents, restricted securities, $225.0 million secured Term Loan Facility, and Revolving Credit Facility would not have had a material impact on our financial position, profitability, or cash flows.

Foreign Currency Exchange Rate Risk

We have balances, such as cash, accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency denominated balances are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of cash or funds that we will receive in payment for assets or that we would have to pay to settle liabilities. As a result, we could be required to record these changes as gains or losses on foreign currency translation. Realized and unrealized gains and losses were a loss of $1.2 million, loss of $2.6 million and a gain of $257,000 for the years ended December 31, 2019, 2018, and 2017, respectively. Losses incurred during 2019 were primarily related to cross currency intercompany receivables and payables resulting from large inventory transfers during 2019, impacted by fluctuations in the Euro relative to other currencies.

We have revenues and expenses that are denominated in foreign currencies. Specifically, a portion of our international BioGlue, On-X, PerClot, and JOTEC revenues are denominated in Euros, British Pounds, Swiss Francs, Polish Zlotys, Canadian Dollars, and Brazilian Reals and a portion of our general, administrative, and marketing expenses are denominated in Euros, British Pounds, Swiss Francs, Polish Zlotys, Canadian Dollars, Brazilian Reals, and Singapore Dollars. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result, we could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates.

An additional 10% adverse change in exchange rates from the exchange rates in effect on December 31, 2019 affecting our balances denominated in foreign currencies would not have had a material impact on our financial position or cash flows. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the twelve months ended December 31, 2019 affecting our revenue and expense transactions denominated in foreign currencies, would not have had a material impact on our financial position, profitability, or cash flows.

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

CryoLife management assessed the effectiveness of CryoLife’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, we have determined that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

CryoLife’s independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on the effectiveness of CryoLife’s internal control over financial reporting as of December 31, 2019.

CryoLife, Inc.

February 19, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CryoLife, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CryoLife, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Preservation Costs
Description of the Matter

At December 31, 2019, the Company’s deferred preservation costs balance was $32.6 million. As discussed in Note 1 to the consolidated financial statements, the calculation of deferred preservation costs involves judgment and complexity and uses the same principles as inventory costing. Donated human tissue is procured from deceased human donors by organ and tissue procurement organizations (“OPOs”) and tissue banks, that provide the tissue to the Company for processing, preservation, and distribution. Deferred preservation costs consist primarily of the procurement fees charged by the OPOs and tissue banks, direct labor and materials (including salary and fringe benefits, laboratory supplies and expenses, and freight-in charges), and indirect costs (including allocations of costs from support departments and facility allocations). Fixed production overhead costs are allocated based on actual tissue processing levels to the extent that they are within the range of the facility’s normal capacity. These costs are then allocated among the tissues processed during the period based on cost drivers, such as the number of donors or number of tissues processed. The Company applies yield estimates to all tissues in process to estimate the portion of tissues that will ultimately become implantable. Estimated yields are based on the Company’s actual historical yield experience with similar tissues and these estimates are evaluated periodically to determine whether the appropriate historical volume and time periods are being used to calculate the yields applied to in-process tissues to determine the equivalent units on hand at each period end.

Auditing management’s deferred preservation costs was complex and required judgment due to the detailed calculations within the Company’s methodology to determine the amount of preservation costs deferred, including the estimation of the number of in-process tissue equivalent units based on historical volumes and yields by tissue type that is utilized to determine the number of tissues in process that will ultimately become implantable to which the deferred costs will be applied.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the process used by management to calculate the Company’s deferred preservation costs, including controls over management’s review of the completeness and accuracy of the deferred preservation cost model and key inputs such as the historical yield information used to estimate the in-process equivalent units as a component of the deferred preservation costs, as discussed above.

To test the appropriateness of the amounts recorded as deferred preservation costs, we performed audit procedures that included, among others, testing the nature of costs being capitalized and the accuracy of the calculation of deferred preservation costs by agreeing the amounts to the underlying reports and analyses supporting the calculation of costs to be capitalized. We tested the yield estimates applied to determine the equivalent units of in-process tissues by understanding and testing the historical information utilized and comparing the yields utilized in the period end model to those historical results. We evaluated the Company’s assessment that deferred preservation costs are recorded at the lower of cost or market value by comparing the costs of the Company’s tissue types to average selling prices as of the balance sheet date. We also compared the reconciliation of the ending balance of deferred preservation costs as calculated in the Company’s deferred preservation cost calculation model to amounts recorded in the general ledger.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2013.

Atlanta, Georgia

February 19, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CryoLife, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CryoLife, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CryoLife, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

February 19, 2020

CryoLife, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$33,766	$41,489
Restricted securities	528	747

Receivables:
Trade accounts, net	52,940	47,108
Other	2,921	4,324
Total receivables	55,861	51,432

Inventories	53,071	45,478
Deferred preservation costs	32,551	33,174
Prepaid expenses and other	11,613	6,848

Total current assets	187,390	179,168

Property and equipment:
Equipment and software	61,271	48,323
Furniture and fixtures	5,650	5,369
Leasehold improvements	36,173	41,906
Total property and equipment	103,094	95,598
Less accumulated depreciation and amortization	70,944	64,570
Net property and equipment	32,150	31,028

Other assets:
Operating lease right-of-use assets, net	21,994	--
Goodwill	186,697	188,781
Acquired technology, less accumulated amortization of $24,778 as of
December 31, 2019 and $16,815 as of December 31, 2018	115,415	118,184
Other Intangibles, less accumulated amortization of $13,460 as of December 31, 2019
and $10,572 as of December 31, 2018	42,319	41,897
Deferred income taxes	5,481	4,111
Other	14,208	7,922

Total assets	$605,654	$571,091

CryoLife, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2019	2018
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$6,733	$7,193
Accrued compensation	12,260	10,733
Accounts payable	9,796	7,547
Taxes payable	2,984	2,250
Accrued procurement fees	4,362	3,308
Current portion of finance lease obligation	597	729
Current maturities of operating leases	5,487	--
Current portion of long-term debt	1,164	1,160
Other	1,812	1,603

Total current liabilities	45,195	34,523

Long-term debt	214,571	215,721
Deferred income taxes	25,844	27,267
Non-current maturities of operating leases	17,918	--
Non-current finance lease obligations	5,415	5,937
Deferred compensation liability	4,434	3,250
Deferred rent obligations	--	2,457
Other	6,581	6,869

Total liabilities	319,958	296,024

Commitments and contingencies

Shareholders' equity:

Preferred stock $0.01 par value per share, 5,000 shares authorized, no shares issued	--	--
Common stock $0.01 par value per share, 75,000 shares authorized,
39,018 and 38,463 shares issued as of December 31, 2019 and 2018, respectively	390	385
Additional paid-in capital	271,782	260,361
Retained earnings	36,704	34,984
Accumulated other comprehensive loss	(8,589)	(6,072)
Treasury stock at cost, 1,484 shares as of December 31, 2019 and 2018, respectively	(14,591)	(14,591)

Total shareholders' equity	285,696	275,067

Total liabilities and shareholders' equity	$605,654	$571,091

See accompanying Notes to Consolidated Financial Statements.

CryoLife, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Products	$197,246	$187,394	$119,631
Preservation services	78,976	75,447	70,071
Total revenues	276,222	262,841	189,702

Cost of products and preservation services:
Products	55,022	53,772	29,798
Preservation services	38,187	36,085	31,262
Total cost of products and preservation services	93,209	89,857	61,060

Gross margin	183,013	172,984	128,642

Operating expenses:
General, administrative, and marketing	143,011	140,574	101,211
Research and development	22,960	23,098	19,461
Total operating expenses	165,971	163,672	120,672

Operating income	17,042	9,312	7,970

Interest expense	14,886	15,788	4,881
Interest income	(738)	(226)	(212)
Other expense (income), net	1,250	141	(260)

Income (loss) before income taxes	1,644	(6,391)	3,561
Income tax benefit	(76)	(3,551)	(143)

Net income (loss)	$1,720	$(2,840)	$3,704

Income (loss) per common share:
Basic	$0.05	$(0.08)	$0.11
Diluted	$0.05	$(0.08)	$0.11

Weighted-average common shares outstanding:
Basic	37,118	36,412	33,008
Diluted	37,860	36,412	34,163

Net income (loss)	$1,720	$(2,840)	$3,704
Other comprehensive (loss) income	(2,517)	(7,929)	2,286
Comprehensive (loss) income	$(797)	$(10,769)	$5,990

See accompanying Notes to Consolidated Financial Statements.

CryoLife, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017

Net cash flows from operating activities:
Net income (loss)	$1,720	$(2,840)	$3,704

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18,317	18,095	9,745
Non-cash compensation	8,799	6,325	6,919
Non-cash lease expense	5,009	--	--
Write-down of inventories and deferred preservation costs	1,488	649	2,110
Deferred income taxes	(2,305)	(4,485)	(1,483)
Other	2,182	2,149	676

Changes in operating assets and liabilities:
Receivables	(5,332)	(1,119)	(7,258)
Inventories and deferred preservation costs	(8,125)	2,384	(9,369)
Prepaid expenses and other assets	(6,177)	(2,407)	(2,968)
Accounts payable, accrued expenses, and other liabilities	251	(8,870)	8,727
Net cash flows provided by operating activities	15,827	9,881	10,803

Net cash flows used in investing activities:
Payments for Endospan Agreements	(15,000)	--	--
Capital expenditures	(8,072)	(5,786)	(6,632)
Acquisition of JOTEC, net of cash acquired	--	--	(164,661)
Acquisition of PhotoFix technology	--	--	(409)
Proceeds from sale of business components	--	--	740
Other	(871)	(929)	(86)
Net cash flows used in investing activities	(23,943)	(6,715)	(171,048)

Net cash flows from financing activities:
Repayment of term loan	(2,780)	(2,790)	(4,994)
Payment of debt issuance costs	--	(624)	(10,144)
Proceeds from issuance of term loan	--	--	225,000
Payoff of debt agreement	--	--	(67,219)
Proceeds from exercise of stock options and issuance of common stock	4,758	3,854	3,126
Redemption and repurchase of stock to cover tax withholdings	(2,743)	(2,100)	(1,614)
Other	(728)	(902)	(910)
Net cash flows (used in) provided by financing activities	(1,493)	(2,562)	143,245

Effect of exchange rate changes on cash	1,667	879	412
(Decrease) increase in cash, cash equivalents, and restricted securities	(7,942)	1,483	(16,588)

Cash, cash equivalents, and restricted securities, beginning of year	42,236	40,753	57,341
Cash, cash equivalents, and restricted securities, end of year	$34,294	$42,236	$40,753

See accompanying Notes to Consolidated Financial Statements.

CryoLife, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other			Total
	Common		Paid In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	(Loss) Income	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2016	34,230	$342	$187,061	$34,143	$(429)	(1,356)	$(12,134)	$208,983
Cumulative effect of ASU 2016-09 Adjustment	--	--	379	(238)	--	--	--	141
Net income	--	--	--	3,704	--	--	--	3,704
Other comprehensive income:
Foreign currency translation gain	--	--	--	--	2,286	--	--	2,286
Comprehensive income								5,990
Stock issued for JOTEC transaction	2,683	27	53,092	--	--	--	--	53,119
Equity compensation	311	3	7,310	--	--	--	--	7,313
Exercise of options	393	4	2,476	--	--	(30)	(585)	1,895
Employee stock purchase plan	93	1	1,230	--	--	--	--	1,231
Redemption and repurchase of stock to cover tax withholdings	(92)	(1)	(1,613)	--	--	--	--	(1,614)
Balance at December 31, 2017	37,618	$376	$249,935	$37,609	$1,857	(1,386)	$(12,719)	$277,058
Cumulative effect of ASU 606 Adjustment	--	--	--	215	--	--	--	215
Net loss	--	--	--	(2,840)	--	--	--	(2,840)
Other comprehensive loss:
Foreign currency translation loss	--	--	--	--	(7,929)	--	--	(7,929)
Comprehensive loss								(10,769)
Equity compensation	287	3	6,806	--	--	--	--	6,809
Exercise of options	578	5	4,382	--	--	(98)	(1,872)	2,515
Employee stock purchase plan	83	1	1,338	--	--	--	--	1,339
Redemption and repurchase of stock to cover tax withholdings	(103)	--	(2,100)	--	--	--	--	(2,100)
Balance at December 31, 2018	38,463	$385	$260,361	$34,984	$(6,072)	(1,484)	$(14,591)	$275,067
Net income	--	--	--	1,720	--	--	--	1,720
Other comprehensive loss:
Foreign currency translation loss	--	--	--	--	(2,517)	--	--	(2,517)
Comprehensive loss								(797)
Equity compensation	254	2	9,409	--	--	--	--	9,411
Exercise of options	334	3	3,292	--	--	--	--	3,295
Employee stock purchase plan	61	1	1,462	--	--	--	--	1,463
Redemption and repurchase of stock to cover tax withholdings	(94)	(1)	(2,742)	--	--	--	--	(2,743)
Balance at December 31, 2019	39,018	$390	$271,782	$36,704	$(8,589)	(1,484)	$(14,591)	$285,696

See accompanying Notes to Consolidated Financial Statements.

CRYOLIFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”) is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: BioGlue® Surgical Adhesive (“BioGlue”) products, JOTEC GmbH (“JOTEC”) stent grafts and surgical products, On-X mechanical heart valves and surgical products, and implantable cardiac and vascular human tissues. In addition to these four major product families, we sell or distribute PhotoFixTM bovine surgical patch, PerClot® hemostatic powder, NEXUSTM endovascular stent graft system, and CardioGenesis cardiac laser therapy.

Basis of Presentation and Principles of Consolidation

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current year presentation.

Translation of Foreign Currencies

Our revenues and expenses transacted in foreign currencies are translated as they occur at exchange rates in effect at the time of each transaction. Realized and unrealized gains and losses on foreign currency transactions are recorded as a component of other expense (income), net on our Consolidated Statements of Operations and Comprehensive (Loss) Income. Realized and unrealized gains and losses were a loss of $1.2 million, a loss of $2.6 million, and a gain of $257,000 for the years ended December 31, 2019, 2018, and 2017, respectively. Losses incurred during 2019 were primarily related to cross currency intercompany receivables and payables resulting from large inventory transfers during 2019, impacted by fluctuations in the Euro relative to other currencies. Our assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect as of the balance sheet date and are recorded as a separate component of accumulated other comprehensive (loss) income in the shareholders' equity section of our Consolidated Balance Sheets.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates and assumptions are used when accounting for allowance for doubtful accounts, inventory, deferred preservation costs, acquired assets or businesses, intangible assets, deferred income taxes, commitments and contingencies (including product and tissue processing liability claims, claims incurred but not reported, and amounts recoverable from insurance companies), stock based compensation, certain accrued liabilities (including accrued procurement fees, income taxes, and financial instruments), and other items as appropriate.

Revenue Recognition

Contracts with Customers

We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers effective January 1, 2018 using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues for 2019 and 2018 are reported under ASC 606, while 2017 amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition.

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

Revenues for products, including: BioGlue, On-X products, JOTEC products, PerClot, PhotoFix and other medical devices, are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenues from consignment are recognized when the medical device is implanted. We recognize revenues for preservation services when tissue is shipped to the customer.

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

Significant Judgments in the Application of the Guidance in ASC 606

There are no significant judgments associated with the satisfaction of our performance obligations. We generally satisfy performance obligations upon shipment of the product or service to the customer. This is consistent with the time in which the customer obtains control of the product or service. Performance obligations are also generally settled quickly after the purchase order acceptance, other than as identified for the E-xtra DESIGN ENGINEERING product, therefore, the value of unsatisfied performance obligations at the end of any reporting period is immaterial.

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

Advertising Costs

The costs to develop, produce, and communicate our advertising are expensed as incurred and are classified as general, administrative, and marketing expenses. We record the cost to print or copy certain sales materials as a prepaid expense and amortize these costs as an advertising expense over the period they are expected to be used, typically six months to one year. The total amount of advertising expense included in our Consolidated Statements of Operations and Comprehensive (Loss) Income was $1.7 million, $732,000, and $606,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

We value our RSAs, PSAs, RSUs, and PSUs based on the stock price on the date of grant. We expense the related compensation cost of RSAs, PSAs, and RSUs using the straight-line method over the vesting period. We expense the related compensation cost of PSUs based on the number of shares expected to be issued, if achievement of the performance component is probable, using a straight-line method over each vesting tranche of the award which results in accelerated recognition of expenses. The amount of compensation costs expensed related to PSUs is adjusted as needed if we deem that achievement of the performance component is no longer probable or if our expectation of the number of shares to be issued changes. We use a Black-Scholes model to value our stock option grants and expense the related compensation cost using the straight-line method over the vesting period. The fair value of our ESPP options is also determined using a Black-Scholes model and is expensed over the vesting period.

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

Dividends

Payment of dividends was discontinued in the fourth quarter of 2015. We did not pay dividends in 2019, 2018 or 2017 and do not currently anticipate paying out dividends in the next year.

Financial Instruments

Our financial instruments include cash equivalents, restricted securities, accounts receivable, notes receivable, accounts payable, and debt obligations. We typically value financial assets and liabilities at their carrying values, such as receivables, and accounts payable due to their short-term duration, and debt obligations as they contain variable interest rates that approximate market values. Other financial instruments are recorded as discussed in the sections below.

Fair Value Measurements

We record certain financial instruments at fair value on a recurring basis, including cash equivalents and certain restricted securities. We may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis. Fair value financial instruments are recorded in accordance with the fair value measurement framework.

We also measure certain assets at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as certain financial assets, long-lived assets, and non-amortizing intangible assets for impairment, allocating value to assets in an acquired asset group and applying accounting for business combinations. We use the fair value measurement framework to value these assets and report these fair values in the periods in which they are recorded or written down.

The fair value measurement framework includes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels. These levels from highest to lowest priority are as follows:

•Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

•Level 2: Quoted prices in active markets for similar assets or liabilities or observable prices that are based on inputs not quoted on active markets, but corroborated by market data; and

•Level 3: Unobservable inputs or valuation techniques that are used when little or no market data is available.

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

Cash Flow Supplemental Disclosures

Supplemental disclosures of cash flow information for the years ended December 31 (in thousands):

	2019	2018	2017
Cash paid during the year for:
Interest	$13,297	$15,005	$2,561
Income taxes	1,944	1,699	3,358

Non-cash investing and financing activities:
Issuance of common stock for acquisition of JOTEC intangible assets	$--	$--	$53,119

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are primarily from hospitals and distributors that either use or distribute our products and tissues. We assess the likelihood of collection based on a number of factors, including past transaction history and the credit worthiness of the customer, as well as the potential increased risks related to international customers and large distributors. We determine the allowance for doubtful accounts based upon specific reserves for known collection issues, as well as a non-specific reserve based upon aging buckets. We charge off uncollectable amounts against the reserve in the period in which we determine they are uncollectible. Our accounts receivable balances are reported net of allowance for doubtful accounts of $966,000 and $533,000 as of December 31, 2019 and 2018, respectively.

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

We recorded write-downs to our inventory totaling $601,000, $212,000, and $1.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. The 2019 write-down is primarily related to PerClot inventory not expected to ship prior to the expiration date. The 2018 write-down is primarily related to On-X ascending aortic prosthesis (“AAP”) inventory not expected to ship prior to the expiration date and the disposal of obsolete surgical sealant product packaging materials. The 2017 write-down is primarily related to AAP inventory not expected to ship prior to the expiration date.

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

The calculation of deferred preservation costs involves judgment and complexity and uses the same principles as inventory costing. Donated human tissue is procured from deceased human donors by organ and tissue procurement organizations (“OPOs”) and tissue banks, that consign the tissue to us for processing, preservation, and distribution. Deferred preservation costs consist primarily of the procurement fees charged by the OPOs and tissue banks, direct labor and materials (including salary and fringe benefits, laboratory supplies and expenses, and freight-in charges), and indirect costs (including allocations of costs from support departments and facility allocations). Fixed production overhead costs are allocated based on actual tissue processing levels, to the extent that they are within the range of the facility’s normal capacity.

These costs are then allocated among the tissues processed during the period based on cost drivers, such as the number of donors or number of tissues processed. We apply a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. We estimate quarantine and in process yields based on our experience and reevaluate these estimates periodically. Actual yields could differ significantly from our estimates, which could result in a change in tissues available for shipment and could increase or decrease the balance of deferred preservation costs. These changes could result in additional cost of preservation services expense or could increase per tissue preservation costs, which would impact gross margins on tissue preservation services in future periods.

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

We recorded write-downs to our deferred preservation costs totaling $787,000, $437,000, and $922,000 for the years ended December 31, 2019, 2018, and 2017, respectively, due primarily to tissues not expected to ship prior to the expiration date of the packaging.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets, generally three to ten years, on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the remaining lease term at the time the assets are capitalized or the estimated useful lives of the assets, whichever is shorter.

Depreciation expense for the years ended December 31 is as follows (in thousands):

	2019	2018	2017
Depreciation expense	$7,467	$7,303	$4,648

Goodwill and Other Intangible Assets

Our intangible assets consist of goodwill, acquired technology, customer lists and relationships, patents, trademarks, and other intangible assets, as discussed in Note 7. Our goodwill is attributable to a segment or segments of our business, as appropriate, as the related acquired business that generated the goodwill is integrated into our operations. Upon divestiture of a component of our business, the goodwill related to the operating segment is allocated to the divested business using the relative fair value allocation method.

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

Impairments of Long-Lived Assets and Non-Amortizing Intangible Assets

We assess the potential impairment of our property and equipment and amortizing intangible long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include, but are not limited to, the following:

•Significant underperformance relative to expected historical or projected future operating results;

•Significant negative industry or economic trends;

•Significant decline in our stock price for a sustained period; or

•Significant decline in our market capitalization relative to net book value.

If we determine that an impairment review is necessary, we will evaluate the assets or asset groups by comparing their carrying values to the sum of the undiscounted future cash flows expected to result from their use and eventual disposition. If the carrying values exceed the future cash flows, then the asset or asset group is considered impaired, and we will write down the value of the asset or asset group. For the years ended December 31, 2019, 2018, and 2017 we did not experience any factors that indicated that an impairment review of our long-lived assets was warranted.

We evaluate our goodwill and other non-amortizing intangible assets for impairment on an annual basis as of October 31 and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of October 31, 2019 and 2018, our non-amortizing intangible assets consisted of goodwill, in-process research and development, acquired procurement contracts and agreements, and trademarks. We performed an analysis of our non-amortizing intangible assets as of October 31, 2019 and 2018 and determined that the fair value of the assets and the fair value of the reporting unit exceeded their associated carrying values and were, therefore, not impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets.

Accrued Procurement Fees

Donated tissue is procured from deceased human donors by OPOs and tissue banks, which consign the tissue to us for processing, preservation, and distribution. We reimburse the OPOs and tissue banks for their costs to recover the tissue and include these costs as part of deferred preservation costs, as discussed above. We accrue estimated procurement fees due to the OPOs and tissue banks at the time tissues are received based on contractual agreements between us and the OPOs and tissue banks.

Leases

We have operating and finance lease obligations resulting from the lease of land and buildings that comprise our corporate headquarters and various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on Company vehicles; and leases on a variety of office and other equipment, as discussed in Note 9. Certain of our leases contain escalation clauses, rent concessions, and renewal options for additional periods.

In February 2016 the FASB amended its ASC and created a new Topic 842, Leases. The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all long-term leases at the commencement date and recognize expenses on their statements of income similar to the former Topic 840, Leases. We adopted ASC 842, Leases effective January 1, 2019 using the modified retrospective approach, which allows application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented. Therefore, no changes have been made to the 2018 or 2017 financial statements.

The adoption of this standard resulted in the recognition of operating lease liability with a net present value of $22.7 million, and corresponding right-of-use assets obtained in the same amount, at January 1, 2019. The leases recognized were calculated using a weighted average discount rate of 5.5% and a weighted average remaining lease term of six years. In addition, deferred rent obligations of approximately $2.4 million recognized under prior lease rules were offset against the corresponding right-of-use asset and will be reflected in amortization over the remaining life of the lease. Our leases had remaining lease terms of one year up to 11 years, some of which had options to extend the leases for up to 29 years and one lease contained a termination option with a two year notice requirement. The adoption of the new leasing standard had no significant impact on covenants or other provisions of our current term and revolver loan facility agreements.

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

Our operating and finance lease liabilities result from the lease of land and buildings that comprise our corporate headquarters, various manufacturing facilities and related space, leases on company vehicles, and leases on a variety of office and other equipment. Our leases do not include terms or conditions which would result in variable lease payments other than for small office equipment leases with an additional charge for volume of usage. These incremental payments are excluded from our calculation of lease liability and the related right-of-use asset. We do not include option terms in the determination of lease liabilities and the related right-of-use assets unless we determine at lease commencement that the exercise of the option is reasonably certain. Our leases do not contain residual value guarantee provisions or other restrictions or financial covenant provisions.

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

Uncertain Tax Positions

We periodically assess our uncertain tax positions and recognize tax benefits if they are “more-likely-than-not” to be upheld upon review by the appropriate taxing authority. We measure the tax benefit by determining the maximum amount that has a “greater than 50 percent likelihood” of ultimately being realized. We reverse previously accrued liabilities for uncertain tax positions when audits are concluded, statutes expire, administrative practices dictate that a liability is no longer warranted, or in other circumstances, as deemed necessary. These assessments can be complex, and we often obtain assistance from external advisors to make these assessments. We recognize interest and penalties related to uncertain tax positions in other expense (income), net on our Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 8 for further discussion of our liabilities for uncertain tax positions.

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

Assessing the recoverability of deferred tax assets involves judgment and complexity in conjunction with prudent and feasible tax planning. Estimates and judgments used in the determination of the need for a valuation allowance and in calculating the amount of a needed valuation allowance include, but are not limited to, the following:

•Projected future operating results;

•Anticipated future state tax apportionment;

•Timing and amounts of anticipated future taxable income;

•Timing of the anticipated reversal of book/tax temporary differences;

•Evaluation of statutory limits regarding usage of certain tax assets; and

•Evaluation of the statutory periods over which certain tax assets can be utilized.

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

New Accounting Pronouncements

Recently Adopted

As of January 1, 2019 we adopted the Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). The final guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to former Topic 840, Leases. We used the modified retrospective approach, which allows application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented. The adoption of this standard resulted in the recognition of operating lease agreements with a net present value of $22.7 million and corresponding right-of-use assets obtained in the same amount at January 1, 2019. See Note 9 for further discussion of leases.

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

Adoption of ASC 606 did not have a material impact on our consolidated financial statements and is not expected to have a material impact in future periods. During our evaluation of the impact of adopting the new revenue standard, which included a detailed review of performance obligations for all material revenue streams, we identified two noteworthy items:

•Certain distributor agreements have historically included inventory buyback provisions under defined change of business conditions. Transactions under these terms would not qualify as a completed revenue transaction until sale through to the end customer, resulting in a revenue deferral until the proper criteria were satisfied. These agreements were modified or replaced to remove the buyback provisions effective on or before January 1, 2018 which eliminated any retrospective adjustment requirements.

•Certain JOTEC products discussed above are manufactured to order, have no alternative use, and contain an enforceable right to receive payment for the performance completed. These factors qualify the transactions for revenue recognition over time. Upon adoption of the new standard, we evaluated all appropriate contracts in progress to determine the value of unbilled revenues representing outstanding contract assets. We recorded an immaterial cumulative effect adjustment to recognize the impact of contract assets.

See Note 14 for further discussion of revenue recognition.

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

Not Yet Effective

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 is effective for annual periods beginning after December 15, 2019. We are currently evaluating the impact related to the adoption of ASU 2016-13 on its financial condition, profitability, and cash flows.

2. Agreements with Endospan

Exclusive Distribution Agreement and Securities Purchase Option Agreement

On September 11, 2019 CryoLife, Inc.’s wholly owned subsidiary, JOTEC, entered into an exclusive distribution agreement (“Endospan Distribution Agreement”) with Endospan Ltd. (“Endospan”) an Israeli corporation, pursuant to which JOTEC obtained exclusive distribution rights for Endospan’s NEXUS stent graft system (“NEXUS”) and accessories in certain countries in Europe in exchange for a fixed distribution fee of $9.0 million paid in September 2019. Under the terms of the Endospan Distribution Agreement, JOTEC agreed to use its best efforts to market, promote, distribute, sell, and support NEXUS for approved uses in the countries included within JOTEC’s exclusive distribution rights. JOTEC is obligated to satisfy a minimum purchase amount beginning in 2020.

CryoLife also entered into a securities purchase option agreement (“Endospan Option Agreement”) with Endospan for $1.0 million paid in September 2019. The Endospan Option Agreement provides CryoLife the option to purchase all of the outstanding securities of Endospan from Endospan’s securityholders at the time of acquisition, or the option to acquire all of Endospan’s assets, in each case, for a price between $350.0 million and $450.0 million before or within a certain period of time or after U.S. Food and Drug Administration (“FDA”) approval of NEXUS, with such option expiring if not exercised within 90 days after receiving notice that Endospan has received approval from the FDA for NEXUS.

The term of JOTEC’s Endospan Distribution Agreement expires upon the earliest to occur of (i) the date on which the acquisition contemplated by the Endospan Option Agreement can no longer be consummated under its terms, or (ii) the date on which the Endospan Option Agreement is terminated pursuant to its terms, or by either party under certain circumstances. JOTEC would be entitled to a termination fee in the event the Endospan Distribution Agreement is terminated by JOTEC due to a suspension of approvals related to NEXUS lasting more than six months or the withdrawal of such approvals, an injunction on NEXUS lasting more than six months or a permanent injunction on NEXUS (unless such injunction resulted solely from an act or omission of JOTEC, its affiliates, or their sub-distributors), and other significant breaches.

We incurred transaction and integration costs of $1.0 million for the year ended December 31, 2019, related to the execution of the Endospan agreements, which included, among other costs, expenses related to legal, professional, and consulting costs. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on our Consolidated Statements of Operations and Comprehensive (Loss) Income.

Loan Agreement

CryoLife and Endospan also entered into a loan agreement (“Endospan Loan”), dated September 11, 2019, in which CryoLife agreed to provide Endospan a secured loan of up to $15.0 million to be funded in three tranches of $5.0 million each.

The first tranche of the Endospan Loan was funded upon execution of the agreement in September 2019. The second tranche is required to be funded generally under the same terms as the first tranche, upon certification of Investigational Device Exemption (“IDE”) approval from the FDA of NEXUS, and the third tranche is required to be funded upon certification of enrollment of at least 50% of the required number of patients in the primary arm of the FDA approved clinical trial for NEXUS, in each case subject to Endospan’s continued compliance with the Endospan Loan and certain other conditions. If a termination fee becomes payable by Endospan under the Endospan Distribution Agreement, it will be added to the amount payable to CryoLife under the Endospan Loan.

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

Although the arrangement with Endospan resulted in our holding a variable interest, it did not empower us to direct those activities of Endospan that most significantly impact the VIE economic performance. Therefore, we are not the primary beneficiary, and we have not consolidated Endospan into our financial results. Our payments to date, including any loans and guarantees and other subordinated financial support related to this VIE, totaled $15.0 million as of December 31, 2019, representing our maximum exposure to loss and was not individually significant to our consolidated financial statements.

Valuation

The agreements with Endospan were entered into concurrently and had certain terms that are interrelated. In our evaluation of the initial relative fair value of each of the Endospan agreements to determine the amount to record, we utilized discounted cash flows to estimate the fair market value for the Endospan Loan and for the Endospan Distribution Agreement. We estimated the fair value of the Endospan Option Agreement utilizing the Monte Carlo simulation. Inputs in our valuation of the Endospan agreements included cash payments and anticipated payments based on the executed agreements with Endospan, projected discounted cash flows in connection with the Endospan transaction, our expected internal rate of return and discount rates, and our assessed probability and timing of receipt of certification that certain approvals and milestones in obtaining FDA approval. Based on the fair value of the Endospan Loan and the relative fair values of the Endospan Distribution Agreement and Endospan Option Agreement, we recorded the Endospan Loan value of $358,000 and the Endospan Option Agreement of $4.8 million in “Other long-term assets” and the Endospan Distribution Agreement of $9.8 million in “Other intangibles, net” in the Consolidated Balance Sheets as of December 31, 2019.

We have elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics each period, and we adjust the amount recorded to its current fair market value at each reporting period. We performed an assessment of the fair value of the Endospan Loan as of December 31, 2019 and concluded that an adjustment to the fair value is not material. As of the transaction date, the initial relative fair value calculations to determine the amounts to be recorded for the Endospan Distribution Agreement and the Endospan Option Agreement represent non-recurring Level 3 fair value calculations. The Endospan Distribution Agreement will be amortized over five years, which is the expected timeframe to achieve FDA approval. The Endospan Option Agreement will remain at the recorded value and will be periodically assessed for impairment based on qualitative and quantitative factors.

3. Acquisition of JOTEC

Overview

On December 1, 2017 we acquired JOTEC (the “JOTEC Acquisition”) for a contract value of approximately $225.0 million, subject to certain adjustments. JOTEC is being operated as a wholly-owned subsidiary of CryoLife. In connection with the closing of the JOTEC Acquisition, CryoLife entered into a senior secured credit facility in an aggregate principal amount of $255.0 million, which includes a $225.0 million term loan and a $30.0 million revolving credit facility. See Note 10 for further discussion of the senior secured credit facility.

Accounting for the Transaction

The purchase price of the JOTEC Acquisition totaled approximately $222.2 million, including debt and cash acquired as determined on the date of closing, consisting of $169.1 million in cash and 2,682,754 shares of CryoLife common stock, with a value of $53.1 million on the date of the closing.

We incurred transaction and integration costs of $1.0 million, $7.4 million, and $7.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, primarily related to the acquisition, which included, among other costs, expenses related to the termination of international agreements, severance costs, and legal, professional, and consulting costs. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on our Consolidated Statements of Operations and Comprehensive (Loss) Income.

4. Financial Instruments

A summary of financial instruments measured at fair value is as follows (in thousands):

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,472	--	--	$1,472
Restricted securities:
Money market funds	528	--	--	528
Endospan Loan	--	--	358	358
Total assets	$2,000	$--	$358	$2,358

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	1,445	--	--	1,445
Restricted securities:
Money market funds	747	--	--	747
Total assets	$2,192	$--	$--	$2,192

We used prices quoted from our investment management companies to determine the Level 1 valuation of our investments in money market funds. We recorded the Endospan Loan, classified as Level 3, as a result of an agreement with Endospan in September 2019. See Note 2 for further discussion of the Endospan Loan. Changes in fair value of Level 3 assets are listed in the table below (in thousands):

Endospan Loan
Balance as of December 31, 2018	$--
Initial value of Endospan Loan	358
Change in valuation of Endospan Loan	--
Balance as of December 31, 2019	$358

During the year ended December 31, 2017 we initially recorded certain non-financial assets at fair value related to the acquisition JOTEC. Disclosure of this initial fair value determination is included in Note 3 above.

5. Cash Equivalents and Restricted Cash and Securities

The following is a summary of cash equivalents and marketable securities (in thousands):

		Unrealized	Estimated
		Holding	Market
December 31, 2019	Cost Basis	Gains (Losses)	Value
Cash equivalents:
Money market funds	$1,472	--	$1,472
Restricted securities:
Money market funds	528	--	528

		Unrealized	Estimated
		Holding	Market
December 31, 2018	Cost Basis	Gains (Losses)	Value
Cash equivalents:
Money market funds	$1,445	--	$1,445
Restricted securities:
Money market funds	747	--	747

As of December 31, 2019 and 2018 $528,000 and $747,000, respectively, of our money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations.

There were no gross realized gains or losses on cash equivalents or restricted securities for the years ended December 31, 2019, 2018, and 2017. As of December 31, 2019, $528,000 of our restricted securities had a maturity date within three months. As of December 31, 2018, $512,000 of our restricted securities had a maturity date within three months and $235,000 of our restricted securities had a maturity date between three months and one year.

6. Inventories and Deferred Preservation Costs

Inventories at December 31, 2019 and 2018 are comprised of the following (in thousands):

	2019	2018
Raw materials and supplies	$21,180	$17,381
Work-in-process	5,127	3,858
Finished goods	26,764	24,239
Total inventories	$53,071	$45,478

Deferred preservation costs at December 31, 2019 and 2018 are comprised of the following (in thousands):

	2019	2018
Cardiac tissues	$15,365	$15,972
Vascular tissues	17,186	17,202
Total deferred preservation costs	$32,551	$33,174

We maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves and JOTEC products at international hospital locations to facilitate usage. We retain title to and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of December 31, 2019 we had $12.0 million in consignment inventory, with approximately 51% in domestic locations and 49% in foreign locations. As of December 31, 2018 we had $11.2 million in consignment inventory, with approximately 55% in domestic locations and 45% in foreign locations.

7. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of December 31, 2019 and 2018, the carrying values of our indefinite lived intangible assets are as follows (in thousands):

	2019	2018
Goodwill	$186,697	$188,781
In-process R&D	2,190	9,382
Procurement contracts and agreements	2,013	2,013
Trademarks	844	844

We monitor the phases of development of our acquired in-process R&D projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process R&D projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. The company did not record any impairment of indefinite lived intangible assets during the twelve months ended December 31, 2019 and 2018.

During the three months ended December 31, 2019, the Company received CE Mark for the E-nside multibranch stent graft system for the endovascular treatment of thoraco-abdominal aneurysms. The company reclassed $7.4 million related to the E-nside European business from in-process R&D and into defined lived intangible assets with a useful life of 20 years.

Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future. We believe that our trademarks have indefinite useful lives as we currently anticipate that these trademarks will contribute to our cash flows indefinitely.

As of December 31, 2019 and 2018, the value of our goodwill, all of which is related to our Medical Devices segment, is as follows (in thousands):

	2019	2018
Balance as of January 1,	$188,781	$188,305
Goodwill from JOTEC Acquisition	--	5,100
Revaluation of goodwill denominated in foreign currency	(2,084)	(4,624)
Balance as of December 31,	$186,697	$188,781

Definite Lived Intangible Assets

As of December 31, 2019 and 2018, gross carrying values, accumulated amortization, and approximate amortization periods of our definite lived intangible assets are as follows (dollars in thousands):

	Gross Carrying	Accumulated	Amortization
December 31, 2019	Value	Amortization	Period
Acquired technology	$140,193	24,778	11	–	22	Years
Customer lists and relationships	31,131	6,581	13	–	22	Years
Distribution and manufacturing rights and know-how	13,826	3,005	5	–	15	Years
Patents	3,664	3,074			17	Years
Other	1,919	608	3	–	5	Years

	Gross Carrying	Accumulated	Amortization
December 31, 2018	Value	Amortization	Period
Acquired technology	$134,999	16,815	11	–	22	Years
Customer lists and relationships	31,169	5,068	13	–	22	Years
Distribution and manufacturing rights and know-how	4,059	2,107	11	–	15	Years
Patents	3,656	2,970			17	Years
Other	1,154	235	3	–	5	Years

Amortization Expense

Amortization expense recorded in general, administrative, and marketing expenses on our Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31 is as follows (in thousands):

	2019	2018	2017
Amortization expense	$10,850	$10,792	$5,085

As of December 31, 2019 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	2020	2021	2022	2023	2024	Total
Amortization expense	$12,406	$12,383	$11,838	$11,499	$11,279	$59,405

8. Income Taxes

Income Tax Expense

Income (loss) before income taxes consists of the following (in thousands):

	2019	2018	2017
Domestic	$6,369	$4,560	$5,086
Foreign	(4,725)	(10,951)	(1,525)
Income (loss) before income taxes	$1,644	$(6,391)	$3,561

Income tax expense (benefit) consists of the following (in thousands):

	2019	2018	2017
Current:
Federal	$48	$402	$521
State	80	246	110
Foreign	2,041	2,009	460
	2,169	2,657	1,091
Deferred:
Federal	(850)	(2,188)	(714)
State	(131)	(154)	70
Foreign	(1,264)	(3,866)	(590)
	(2,245)	(6,208)	(1,234)
Income tax benefit	$(76)	$(3,551)	$(143)

Our income tax benefit in 2019, 2018, and 2017 included our federal, state, and foreign tax obligations. Our effective income tax rate was a tax benefit of 5%, 56%, and 4% for the years ended December 31, 2019, 2018, and 2017, respectively. Our income tax rate for the year ended December 31, 2019 was primary affected by excess tax benefits on stock compensation, the research and development tax credit, and releases of uncertain tax position liabilities. These tax benefits were partially offset by nondeductible executive compensation, intercompany interest expense disallowance, and nondeductible meals and entertainment expenses. Our income tax rate for the year ended December 31, 2018 was primarily affected by excess tax benefits on stock compensation, the research and development tax credit and non-includable income related to the On-X settlement which increased our benefit. These tax benefits were offset by changes in valuation allowances on future tax benefits, and nondeductible meals and entertainment expenses. Our income tax rate for the year ended December 31, 2017 was primarily affected by excess tax benefits on stock compensation and the research and development tax credit, offset by nondeductible transaction costs related to the JOTEC Acquisition and nondeductible meals and entertainment expenses.

The income tax benefit amounts differ from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2019 and 2018 and 34% for the year ended December 31, 2017 to pretax income as a result of the following (in thousands):

	2019	2018	2017
Tax expense (benefit) at statutory rate	$345	$(1,340)	$1,211
Increase (reduction) in income taxes resulting from:
Nondeductible executive compensation	778	320	145
Foreign income taxes	425	(250)	364
Foreign deferred items	365	--	--
Net operating losses	355	--	--
Foreign interest disallowance	292	--	--
Nondeductible entertainment expenses	201	206	258
Valuation allowance change	153	719	54
Prior year provision to return adjustments	43	--	--
State income taxes, net of federal benefit	(108)	(8)	212
Impact of Tax Cuts and Jobs Act	(155)	(238)	(255)
Unrealized income on investments	(203)	(337)	(163)
Net change in uncertain tax positions	(360)	(154)	(67)
Research and development credit	(400)	(557)	(525)
Equity compensation	(1,921)	(2,081)	(2,664)
Nondeductible transaction costs	--	--	1,676
Federal tax rate differential	--	--	(100)
Foreign tax credit	--	--	(133)
Domestic production activities deduction	--	--	(174)
Other	114	169	18
Total income tax benefit	$(76)	$(3,551)	$(143)

Tax Cuts and Jobs Act of 2017

On December 22, 2017 the United States enacted tax reform legislation known as the H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Act”), resulting in significant modifications to existing law. As of December 31, 2017 we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally from 35% to 21%), which resulted in a nominal provisional amount for 2017. Upon further analysis of certain aspects of the Tax Act and refinement of our calculations during the year ended December 31, 2018, we made immaterial adjustments to our provisional estimate in accordance with SEC Staff Accounting Bulletin 118, which are included as a component of income tax expense from continuing operations.

We elected to account for the global intangible low-taxed income (“GILTI”) tax in the period in which it is incurred, and therefore, have not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended December 31, 2019 and 2018. For the years ending December 31, 2019 and 2018 our GILTI inclusion was nominal.

The Tax Act also created a new provision, foreign derived intangible income (“FDII”), whereby certain sales made from the U.S. to overseas markets are taxed at a lower U.S. rate. We are favorably impacted by the new FDII provision and as of December 31, 2019 and 2018 our FDII deduction was $737,000 and $525,000, respectively.

We are also affected by the new interest deductibility rule under the Tax Act. This rule disallows interest expense to the extent it exceeds 30% of adjusted taxable income. For the year ending December 31, 2019 and 2018 our interest deduction was limited to $10.5 million and $6.6 million, respectively. The excess interest not deducted in 2019 and 2018 of $2.4 million and $17.7 million, respectively, can be carried forward indefinitely for use in future years.

Deferred Taxes

We generate deferred tax assets primarily as a result of net operating losses, excess interest carryforward, accrued compensation, stock compensation, and capital leases. Our deferred tax liabilities are primarily made up of intangible assets acquired in previous years.

The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Loss carryforwards	$7,030	$8,266
Finance and operating leases	7,497	1,824
Excess interest carryforward	4,544	4,786
Stock compensation	2,153	2,138
Accrued expenses	1,890	2,723
Deferred compensation	1,107	778
Property	1,147	--
Credit carryforwards	710	939
UNICAP	425	404
Inventory and deferred preservation costs write-downs	299	289
Tax benefit of tax reserves	52	217
Other	1,659	310
Less valuation allowance	(3,218)	(3,372)
Total deferred tax assets	25,295	19,302

	2019	2018
Deferred tax liabilities:
Intangible assets	(35,555)	(38,414)
Finance and operating leases	(7,048)	--
Debt costs	(1,917)	(2,331)
Property	(28)	(1,060)
Prepaid items	(494)	(477)
Other	(616)	(176)
Total deferred tax liabilities	(45,658)	(42,458)

Total net deferred tax liabilities	$(20,363)	$(23,156)

As of December 31, 2019 we maintained a total of $3.2 million in valuation allowances against deferred tax assets, related primarily to state and foreign net operating loss carryforwards, and a net deferred tax liability of $20.4 million. As of December 31, 2018 we maintained a total of $3.4 million in valuation allowances against deferred tax assets, related primarily to state and foreign net operating loss carryforwards, and a net deferred tax liability of $23.2 million.

As of December 31, 2019 we had approximately $2.7 million tax-effected federal net operating loss carryforwards related to the acquisitions of Cardiogenesis and Hemosphere that we anticipate fully utilizing before expiration, $2.8 million of tax-effected state net operating loss carryforwards, that will begin to expire in 2022, approximately $1.6 million of foreign net operating loss carryforwards that will begin to expire in 2024, $631,000 in research and development tax credit carryforwards that begin to expire in 2026, and $128,000 in credits from the state of Texas that expire in 2027.

Reinvestment of Unremitted Earnings

We intend to reinvest substantially all of the unremitted earnings of our non-U.S. subsidiaries to fund working capital, strategic investments, and debt repayment and postpone their remittance indefinitely. Accordingly, no provision for state and local taxes or foreign withholding taxes was recorded on these unremitted earnings in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company is permanently reinvested with respect to the outside basis differences in its non-U.S. subsidiaries with the exception of one of its German subsidiaries. The Company has recorded approximately $35,000 of a deferred tax liability for the tax effects of this outside basis difference in its Consolidated Statements of Operations and Comprehensive (Loss) Income.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of our uncertain tax position liability, excluding interest and penalties, is as follows (in thousands):

	2019	2018	2017
Beginning balance	$3,889	$4,328	$3,390
Increases related to current year tax positions	691	368	143
Decreases due to the lapsing of statutes of limitations	(880)	(467)	(254)
Decreases related to prior year tax positions	(154)	--	(106)
(Decreases) increases for foreign exchange differences	(22)	16	--
(Decreases) increases related to prior year tax positions	(1)	249	1,155
Decreases related to settlements	--	(605)	--
Ending balance	$3,523	$3,889	$4,328

A reconciliation of the beginning and ending balances of our liability for interest and penalties on uncertain tax positions is as follows (in thousands):

	2019	2018	2017
Beginning balance	$402	$315	$208
Accrual of interest and penalties	227	161	169
Decreases related to prior year tax positions	(195)	(74)	(62)
Ending balance	$434	$402	$315

As of December 31, 2019 our uncertain tax liability of $4.0 million, including interest and penalties, was recorded as a reduction to deferred tax assets of $300,000, and a non-current liability of $3.7 million on our Consolidated Balance Sheets, all of which, except for the portion related to interest and penalties, is expected to impact our tax rate when recognized. The uncertain tax position decrease related to prior year tax positions is primarily due to the lapse of the statute of limitations in various jurisdictions. As of December 31, 2018 our total uncertain tax liability, including interest and penalties of $4.3 million, was recorded as a reduction to deferred tax assets of $286,000 and as a non-current liability of $4.0 million on our Consolidated Balance Sheets.

We believe it is reasonably possible that approximately $1.0 million of our uncertain tax liability will be recognized in 2020 due to the lapsing of various federal and state and foreign statutes of limitations, of which substantially all would affect the tax rate.

Other

Our tax years 2016 and forward generally remain open to examination by the major taxing jurisdictions to which we are subject. However, certain returns from years prior to 2016, in which net operating losses and tax credits have arisen, are still open for examination by the tax authorities.

9. Leases

We sublease, on an operating lease basis, two unused office space facilities near our corporate office. Total annual rental income for these facilities is approximately $905,000.

Supplemental consolidated balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Operating leases:	December 31, 2019
Operating lease right-of-use assets	$27,007
Accumulated amortization	(5,013)
Operating lease right-of-use assets, net	$21,994

Current maturities of operating leases	$5,487
Non-current maturities of operating lease	17,918
Total operating lease liabilities	$23,405

Finance leases:
Property and equipment, at cost	$7,161
Accumulated amortization	(1,279)
Property and equipment, net	$5,882

Current maturities of finance leases	$597
Non-current maturities of finance leases	5,415
Total finance lease liabilities	$6,012

Weighted average remaining lease term (in years):
Operating leases	5.5
Finance leases	10.6

Weighted average discount rate:
Operating leases	5.4%
Finance leases	2.0%

Assets recorded as finance leases as of December 31, 2018 are as follows (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Value	Amortization	Value
Equipment	$1,066	$375	$691
Leasehold improvements	6,608	507	6,101
Total	$7,674	$882	$6,792

A summary of lease expenses for our finance and operating leases included in General, Administrative, and Marketing Expenses on our Consolidated Statements of Operations and Comprehensive (Loss) Income are as follows (in thousands):

2019
Amortization of property and equipment	$771
Interest expense on finance leases	124
Total finance lease expense	895
Operating lease expense[a]	6,624
Sublease income	(905)
Total lease expense	$6,614

_____________________

a    Total rental expense for operating leases was $6.4 million in 2018 and $4.9 million in 2017.

A summary of our supplemental cash flow information is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:	2019
Operating cash flows for finance leases	$124
Operating cash flows for operating leases	6,827
Financing cash flows for finance leases	728

Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance	Operating	Sublease
	Leases	Leases	Income
2020	$712	$6,585	$905
2021	658	6,280	905
2022	613	3,809	306
2023	612	2,584	--
2024	610	2,570	--
Thereafter	3,467	5,027	--
Total minimum lease payments	$6,672	$26,855	$2,116
Less amount representing interest	660	3,450
Present value of net minimum lease payments	6,012	23,405
Less current maturities	597	5,487
Finance lease obligations, less current maturities	$5,415	$17,918

10. Debt

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

On December 1, 2017 we borrowed the entire $225.0 million Term Loan Facility. The proceeds of the Term Loan Facility were used along with cash on hand and shares of CryoLife common stock to (i) fund the previously announced JOTEC Acquisition, (ii) pay certain fees and expenses related to the JOTEC Acquisition and the Credit Agreement and (iii) pay the outstanding balance of our existing credit facility under the Amended Debt Agreement.  The Revolving Credit Facility is undrawn following the JOTEC Acquisition and may be used for working capital, capital expenditures, acquisitions permitted under the Credit Agreement, and other general corporate purposes pursuant to the terms of the Credit Agreement.

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

In October 2018 we finalized an amendment to the Credit Agreement to reprice, resulting in a reduction in the interest rate margins over base rates on the Term Loan Facility. The loans under the Term Loan Facility bear interest, at our option, at a floating annual rate equal to either, the base rate plus a margin of 2.25%, or LIBOR plus a margin of 3.25%. Prior to the repricing, the optional floating annual rate was equal to either, the base rate plus a margin of 3.00%, or LIBOR plus a margin of 4.00%. The loans under the Revolving Credit Facility bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of December 31, 2019 the aggregate interest rate was 5.19%. We were obligated to pay an unused commitment fee equal to 0.50% of the un-utilized portion of the revolving loans. In addition, we are also obligated to pay other customary fees for a credit facility of this size and type.

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

Government Supported Bank Debt

In June 2015, JOTEC GmbH obtained two loans of Sparkasse Zollernalb, which are government sponsored by the Kreditanstalt für Wiederaufbau Bank (KFW). Both KFW loans have a term of nine years and the interest rates are 2.45% and 1.4%.

The short-term and long-term balances of our term loans are as follows (in thousands):

	As of December 31,
	2019	2018
Term loan balance	$220,500	$222,750
2.45% Sparkasse Zollernalb (KFW Loan 1)	1,061	1,318
1.40% Sparkasse Zollernalb (KFW Loan 2)	1,615	1,885
Total loan Balance	223,176	225,953
Less unamortized loan origination costs	(7,441)	(9,072)
Total borrowed	215,735	216,881
Less short-term loan balance	(1,164)	(1,160)
Long-term loan balance	$214,571	$215,721

At December 31, 2019 the aggregate maturities of long-term debt for the next five years is as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Maturities	$2,780	$2,780	$2,780	$2,780	$211,843	$213	$223,176

Our aggregate maturity schedule is subject to change due to a provision within the Credit Agreement that requires us to make annual prepayments based on an excess cash flow calculation.

Interest

Total interest expense was $14.9 million, $15.8 million, and $4.9 million in 2019, 2018, and 2017, respectively. Interest expense includes interest on debt and uncertain tax positions in all periods.

11. Commitments and Contingencies

Liability Claims

At December 31, 2019 and 2018 our unreported loss liability was $1.9 million and $1.7 million, respectively. As of December 31, 2019 and 2018, the related insurance recoverable amounts were $935,000 and $693,000, respectively. We accrue our estimate of unreported product and tissue processing liability claims as other long-term liabilities and record the related recoverable insurance amounts as other long-term assets. Further analysis indicated that the liability as of December 31, 2019 could be estimated to be as high as $3.7 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

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

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate Premarket Approval (“PMA”) submission to the U.S. Food and Drug Administration (“FDA”) during the second half of 2020.

As of December 31, 2019 we had $1.5 million in prepaid royalties, $2.0 million in net intangible assets, and $1.3 million in property and equipment, net on our Consolidated Balance Sheets related to the PerClot product line. If we do not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

12. Shareholders’ Equity

In December 2017 we issued 2,682,754 shares of CryoLife common stock, as part of the consideration for the JOTEC Acquisition. The stock had a value of $53.1 million as determined on the date of the closing. See Note 3 for further discussion of the JOTEC Acquisition.

13. Employee Benefit Plans

401(k) Plan

We have a 401(k) savings plan (“401(k) Plan”) providing retirement benefits to all employees who have completed at least three months of service. We made matching contributions of 100% of each participant's contribution for up to 3.5% of each participant’s salary in 2019 and 3% in 2018 and 2017. Our contributions approximated $1.6 million, $1.4 million, and $1.4 million for the years ended 2019, 2018, and 2017, respectively. We may make discretionary contributions to the 401(k) Plan; however, no discretionary contributions were made in any of the past three years.

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

14. Revenue Recognition

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

•CardioGenesis Cardiac Laser Console Trials and Sales – CardioGenesis cardiac trialed laser consoles are delivered under separate agreements.

For the years ended December 31, 2019, 2018, and 2017 the sources of revenue were as follows (in thousands):

	2019	2018	2017
Domestic hospitals	$144,538	$138,432	$128,240
International hospitals	85,241	81,203	23,791
International distributors	40,427	36,989	30,805
CardioGenesis cardiac laser therapy	6,016	6,217	6,866
Total sources of revenue	$276,222	$262,841	$189,702

Also see segment and geographic disclosure in Note 18 below.

Contract Balances

We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra DESIGN ENGINEERING product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of December 31, 2019 and 2018.

We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of December 31, 2019 and 2018 were not material.

15. Stock Compensation

Overview

We are currently authorized to grant and have available for grant the following number of shares under our stock plans as of December 31, 2019 and 2018:

	Authorized	Available for Grant
Plan	Shares	2019	2018
1996 Discounted Employee Stock Purchase Plan, as amended	1,900,000	234,000	295,000
2009 Equity and Cash Incentive Plan	9,000,000	2,100,000	958,000
Total	10,900,000	2,334,000	1,253,000

During 2019 the Company amended the 2009 Equity and Cash Incentive Plan to increase the authorized shares under the plan by 1.9 million shares. Upon the exercise of stock options or grants of RSAs, PSAs, RSUs, or PSUs, we may issue the required shares out of authorized but unissued common stock or out of treasury stock, at our discretion.

Stock Awards

In 2019 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors, RSUs to certain employees, and RSAs and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 507,000 shares and had an aggregate grant date market value of $15.0 million. Two types of PSUs were granted in 2019, an annual grant with a one-year performance period (“Annual PSU”) and a special Long-Term Incentive Program PSU grant (“LTIP”), which has multiple performance periods over a five-year period. If the highest performance threshold is met, the Annual PSU granted in 2019 represents the right to receive up to 150% of the target number of shares of common stock. The performance component of the Annual PSU awards granted in 2019 is based on attaining specified levels of adjusted earnings before interest, taxes, depreciation, and amortization, (“EBITDA”), as defined in the Annual PSU grant documents, for the 2019 calendar year. The Annual PSU granted in 2019 earned approximately 83% of the target number of shares. If the highest performance thresholds are met, the PSUs granted in 2019 under the LTIP represent the right to receive up to 288%, and up to 192% for a certain key executive, of the target number of shares of common stock. The performance component of the LTIP awards granted in 2019 is based on attaining specified levels of adjusted revenue growth and gross margin, as defined in the LTIP grant document, for the years 2019 through 2023. The first performance period under the LTIP will not conclude until December 31, 2021.

In 2018 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee Directors, RSUs to certain employees, and RSAs and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 328,000 shares of common stock and had an aggregate grant date market value of $7.5 million. The performance component of PSU awards granted in 2018 was based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2018 calendar year. The PSUs granted in 2018 earned approximately 80% of the target number of shares.

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

A summary of stock grant activity for the years ended December 31, 2019, 2018, and 2017 for RSAs, PSAs, RSUs, and PSUs, based on the target number of shares, is as follows:

		Weighted
		Average
		Grant Date
RSAs	Shares	Fair Value
Unvested at December 31, 2016	392,000	$10.64
Granted	138,000	17.00
Vested	(129,000)	10.84
Forfeited	(18,000)	11.78
Unvested at December 31, 2017	383,000	12.81
Granted	128,000	23.83
Vested	(136,000)	12.96
Forfeited	(49,000)	12.07
Unvested at December 31, 2018	326,000	17.19
Granted	93,000	29.77
Vested	(149,000)	14.45
Forfeited	(27,000)	20.53
Unvested at December 31, 2019	243,000	23.30

Weighted
Average
Grant Date
PSAs	Shares	Fair Value
Unvested at December 31, 2016	250,000	$10.18
Granted	--	--
Vested	(250,000)	10.18
Forfeited	--	--
Unvested at December 31, 2017	--	--
Granted	--	--
Vested	--	--
Forfeited	--	--
Unvested at December 31, 2018	-	--
Granted	--	--
Vested	--	--
Forfeited	--	--
Unvested at December 31, 2019	-	--

		Weighted
		Average
		Remaining	Aggregate
		Contractual	Intrinsic
RSUs	Shares	Term in years	Value
Unvested at December 31, 2016	178,000	1.24	$3,405,000
Granted	196,000
Vested	(64,000)
Forfeited	(24,000)
Unvested at December 31, 2017	286,000	1.26	5,477,000
Granted	115,000
Vested	(99,000)
Forfeited	(51,000)
Unvested at December 31, 2018	251,000	1.05	7,123,000
Granted	103,000
Vested	(101,000)
Forfeited	(27,000)
Unvested at December 31, 2019	226,000	0.93	6,131,000

Vested and expected to vest	226,000	0.93	$6,131,000

		Weighted
		Average
		Remaining	Aggregate
		Contractual	Intrinsic
PSUs	Shares	Term in years	Value
Unvested at December 31, 2016	188,000	0.77	$3,603,000
Granted	126,000
Vested	(128,000)
Forfeited	(17,000)
Unvested at December 31, 2017	169,000	0.71	3,236,000
Granted	104,000
Vested	(109,000)
Forfeited	(17,000)
Unvested at December 31, 2018	147,000	0.72	4,179,000
Granted	322,000
Vested	(87,000)
Forfeited	(35,000)
Unvested at December 31, 2019	347,000	2.33	9,400,000

Vested and expected to vest	347,000	2.33	$9,400,000

During the years ended December 31, 2019, 2018, and 2017 the total fair value of $9.8 million, $7.3 million, and $11.1 million, respectively, in combined RSAs, PSAs, RSUs, and PSUs vested.

Stock Options

The Compensation Committee of our Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company officers and employees totaling 169,000, 219,000, and 260,000 shares in 2019, 2018, and 2017, respectively, with exercise prices equal to the stock prices on the respective grant dates.

A summary of our stock option activity for the years ended December 31, 2019, 2018, and 2017 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term in years	Value
Outstanding at December 31, 2016	1,911,000	$8.59	3.55	$20,179,000
Granted	260,000	16.30
Exercised	(394,000)	6.30
Forfeited	(31,000)	12.47
Expired	(5,000)	7.01
Outstanding at December 31, 2017	1,741,000	10.19	3.64	15,598,000
Granted	219,000	21.55
Exercised	(578,000)	7.59
Forfeited	(49,000)	14.10
Expired	--	--
Outstanding at December 31, 2018	1,333,000	13.04	3.93	20,439,000
Granted	169,000	29.62
Exercised	(334,000)	9.87
Forfeited	(39,000)	22.64
Expired	--	--
Outstanding at December 31, 2019	1,129,000	16.14	3.67	12,763,000

Vested and expected to vest	1,129,000	$16.14	3.67	$12,763,000
Exercisable at December 31, 2019	782,000	$12.55	2.89	$11,371,000

Other information concerning stock options for the years ended December 31 is as follows:

	2019	2018	2017
Weighted-average fair value of options granted	$11.47	$8.38	$5.97
Intrinsic value of options exercised	6,519,000	9,961,000	4,748,000

Employees purchased common stock totaling 61,000, 83,000, and 93,000 shares in 2019, 2018, and 2017, respectively, through our ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options:

	2019		2018		2017
	Stock	ESPP	Stock	ESPP	Stock	ESPP
	Options	Options	Options	Options	Options	Options
Expected life of options	5.00 Years	0.50 Years	5.00 Years	0.50 Years	4.75 Years	0.50 Years
Expected stock price volatility	0.40	0.39	0.40	0.34	0.40	0.39
Risk-free interest rate	2.54%	2.35%	2.64%	1.73%	1.87%	0.85%

The following table summarizes stock compensation expense (in thousands):

	2019	2018	2017
RSA, PSA, RSU, and PSU expense	$7,451	$5,076	$5,335
Stock option and ESPP option expense	1,960	1,732	1,978
Total stock compensation expense	$9,411	$6,808	$7,313

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, PSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to our ESPP. These amounts were recorded as stock compensation expense and were subject to or normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $612,000, $484,000, and $394,000 in the years ended December 31, 2019, 2018, and 2017, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.

As of December 31, 2019 we had total unrecognized compensation costs of $11.9 million related to RSAs, RSUs, and PSUs and $2.0 million related to unvested stock options. As of December 31, 2019 this expense is expected to be recognized over a weighted-average period of 1.5 years for RSUs, 1.4 years for stock options, 1.0 years for RSAs, and 2.3 years for PSUs.

16. Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted (loss) income per common share (in thousands, except per share data):

Basic income (loss) per common share	2019	2018	2017
Net income (loss)	$1,720	$(2,840)	$3,704
Net (income) loss allocated to participating securities	(12)	27	(63)
Net income (loss) allocated to common shareholders	$1,708	$(2,813)	$3,641

Basic weighted-average common shares outstanding	37,118	36,412	33,008
Basic income (loss) per common share	$0.05	$(0.08)	$0.11

Diluted income (loss) per common share	2019	2018	2017
Net income (loss)	$1,720	$(2,840)	$3,704
Net (income) loss allocated to participating securities	(12)	27	(61)
Net income (loss) allocated to common shareholders	$1,708	$(2,813)	$3,643

Basic weighted-average common shares outstanding	37,118	36,412	33,008
Effect of dilutive options and awards[a]	742	-	1,155
Diluted weighted-average common shares outstanding	37,860	36,412	34,163
Diluted income (loss) per common share	$0.05	$(0.08)	$0.11

_____________________

a    We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares, because the inclusion of these stock options would be antidilutive to (loss) income per common share. For the year ended December 31, 2018 all stock options and awards were excluded from the calculation of weighted-average common shares outstanding as these would be antidilutive to the net loss. For the years ended December 31, 2019 and 2017 stock options to purchase 131,000 and 227,000 shares, respectively, were excluded from the calculation of diluted weighted-average common shares outstanding.

17. Transactions with Related Parties

A member of our Board of Directors and a shareholder of the Company, who retired from the Board of Directors during 2018, was the former Chief of Thoracic Surgery of a university hospital that generated product and preservation services revenues of $499,000, $443,000, and $133,000 for us in 2019, 2018, and 2017, respectively. Additionally, the son of this former member of our Board of Directors received a retainer for performing heart and lung transplants from a medical center that generated product and preservation services revenues of $1.1 million, $745,000, and $793,000 for us in 2019, 2018, and 2017, respectively.

A member of our Board of Directors and a shareholder of the Company, who joined our Board of Directors during 2018, is the CEO of a hospital that generated product and preservation services revenues of $341,000 and $296,000 in 2019 and 2018, respectively.

18. Segment and Geographic Information

We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue, JOTEC products, On-X products,

CardioGenesis cardiac laser therapy, PerClot and PhotoFix. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

The primary measure of segment performance, as viewed by our management, is segment gross margin, or net external revenues less cost of products and preservation services. We do not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	2019	2018	2017
Revenues:
Medical devices	$197,246	$187,394	$119,631
Preservation services	78,976	75,447	70,071
Total revenues	276,222	262,841	189,702

Cost of products and preservation services:
Medical devices	55,022	53,772	29,798
Preservation services	38,187	36,085	31,262
Total cost of products and preservation services	93,209	89,857	61,060

Gross margin:
Medical devices	142,224	133,622	89,833
Preservation services	40,789	39,362	38,809
Total gross margin	$183,013	$172,984	$128,642

Net revenues by product for the years ended December 31, 2019, 2018, and 2017 were as follows (in thousands):

	2019	2018	2017
Products:
BioGlue	$68,611	$66,660	$65,939
JOTEC	64,974	63,341	4,136
On-X	50,096	44,832	37,041
CardioGenesis cardiac laser therapy	6,016	6,217	6,866
PerClot	3,795	3,767	3,533
PhotoFix	3,754	2,577	2,116
Total products	197,246	187,394	119,631

Preservation services:
Cardiac tissue	40,879	35,683	32,510
Vascular tissue	38,097	39,764	37,561
Total preservation services	78,976	75,447	70,071

Total revenues	$276,222	$262,841	$189,702

Net revenues by geographic location attributed to countries based on the location of the customer for the years ended December 31, 2019, 2018, and 2017 were as follows (in thousands):

	2019	2018	2017
U.S.	$150,553	$144,651	$135,102
International	125,669	118,190	54,600
Total revenues	$276,222	$262,841	$189,702

For the years ended December 31, 2019 and 2018, revenues attributed to customers in Germany accounted for 10% of total revenues as a result of the acquisition of JOTEC in December 2017. During December 31, 2017 revenues attributed to customers in any individual country outside the U.S. were 10% or less of total revenues.

At December 31, 2019 and 2018, 57% of our long-lived assets were held in the U.S., where the corporate headquarters and a portion of our manufacturing facilities are located. Our long-lived international assets were $14.1 million as of December 31, 2019, of which 97% were located in Hechingen, Germany. Our long-lived international assets were $13.1 million as of December 31, 2018, of which 98% were located in Hechingen, Germany. At December 31, 2019 and 2018, $186.7 million and $188.8 million, respectively, of our goodwill was allocated entirely to our Medical Devices segment.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
REVENUE:
2019	$67,505	$71,139	$67,881	$69,697
2018	61,948	68,496	64,598	67,799
2017	45,059	47,818	43,999	52,826	*

GROSS MARGIN:
2019	$44,273	$46,966	$45,222	$46,552
2018	39,228	45,851	42,714	45,191
2017	29,512	32,905	29,862	36,363	*

NET (LOSS) INCOME:
2019	$(297)	$2,832	$(134)	$(681)
2018	(3,855)	226	1,565	(776)
2017	2,223	3,163	1,325	(3,007)	*

(LOSS) INCOME PER COMMON SHARE—DILUTED:
2019	$(0.01)	$0.07	$0.00	$(0.02)
2018	(0.11)	0.01	0.04	(0.02)
2017	0.06	0.09	0.04	(0.09)	*

_____________________

*    In December 2017 we completed our acquisition of JOTEC, which is operated as a wholly-owned subsidiary of CryoLife.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of December 31, 2019, the CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to “Management’s Report on Internal Control over Financial Reporting under Sarbanes-Oxley Section 404” on page 70 of this report.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to “Report of Independent Registered Public Accounting Firm” on page 71 of this report.

Changes in Internal Control over Financial Reporting

 On November 1, 2019, we were notified that we had become a victim of a business e-mail compromise.  During the fourth quarter, a company email account was compromised by a third-party impersonator and a payment intended for one of our U.S. vendors in the amount of $2.6 million was fraudulently re-directed into an individual bank account controlled by this third-party impersonator.  The impersonator had taken a number of steps to deceive our employees and reduce the likelihood of detection. We expect our cyber-insurance to cover all but a de minimis amount of the unrecovered losses from this compromise.

We believe the fraudulent breach occurred as a result of a significant deficiency in our controls relating to certain electronic payments. During the fourth quarter of 2019, we made enhancements to our controls relating to electronic payments. These enhancements included additional verification and documentation procedures to be followed prior to our initiation and approval of electronic payments. We believe these enhancements increase the ability of our personnel to identify and block attempts by third parties to fraudulently initiate electronic payments from us. We believe that the foregoing actions improved our internal controls over financial reporting. Our management has concluded the significant deficiency associated with this fraudulent breach has been remediated.

During the quarter ended December 31, 2019, other than as discussed above, there were no other changes in our internal control over financial reporting that materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The response to Item 10 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2019, with the exception of information concerning executive officers listed below.

The following table lists the executive officers of CryoLife as of December 31, 2019 and their ages, positions with CryoLife, and the dates from which they have continually served as executive officers with CryoLife. Each of the executive officers of CryoLife was elected by the Board of Directors to serve until the Board of Directors’ meeting immediately following the next annual meeting of shareholders or until his or her earlier removal by the Board of Directors or his or her resignation.

Name	Service as Executive	Age	Position
J. Patrick Mackin	Since 2014	53	Chairman, President, and Chief Executive Officer
Thomas J. Bogenschütz	Since 2018	53	Senior Vice President, EMEA, General Manager, Hechingen
Scott B. Capps	Since 2007	53	Vice President, Clinical Research
John E. Davis	Since 2015	55	Senior Vice President, Global Sales and Marketing
Matthew A. Getz	Since 2019	51	Vice President, Human Resources
Jean F. Holloway, Esq.	Since 2015	62	Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary
Amy D. Horton, CPA	Since 2006	49	Vice President and Chief Accounting Officer
D. Ashley Lee, CPA	Since 2000	55	Executive Vice President, Chief Operating Officer, and Chief Financial Officer
Dennis B. Maier	Since 2017	46	Vice President, Operations
Michael S. Simpson	Since 2018	52	Senior Vice President, Regulatory Affairs and Quality Assurance

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

Thomas J. Bogenschütz was appointed to the position of Senior Vice President, Europe, Middle East, and Africa and General Manager of JOTEC GmbH in Hechingen, Germany. Mr. Bogenschütz has 25 years of experience in the cardiac and vascular business. Over the past 16 years, while Mr. Bogenschütz served as CEO of the JOTEC Group, he developed the business into a leading European company in the vascular and endovascular industry. Prior to joining JOTEC, Mr. Bogenschütz worked as Investment Manager at LSmedcap GmbH where he developed and managed several medical startup companies. He began his career in the cardiac industry in various sales and marketing leadership roles. Mr. Bogenschütz received his Bachelor of Science in Industrial Engineering from the University of Applied Science, Esslingen, Germany in 1993.

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

Matthew A. Getz was appointed to the position of Vice President, Human Resources in August 2019. Mr. Getz brings more than 25 years of human resources leadership experience in media, banking, and technology industries, and will oversee the company’s global human resources practice and strategy.  Prior to joining CryoLife, he served as the Chief Human Resources Officer of Encompass Digital Media, and has held senior human resources roles at SunTrust Bank, Xiocom Wireless, Earthlink and BlessingWhite.  Mr. Getz holds an MBA with a concentration in organizational management and international business from Georgia State University and a BBA in accounting from Mercer University.

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

Amy D. Horton, CPA was appointed to the position of Vice President and Chief Accounting Officer in January 2016 and had previously served as Chief Accounting Officer of CryoLife since 2006. Ms. Horton has been with the Company since January 1998, serving as Controller from April 2000 to August 2006, and as Assistant Controller prior to that. From 1993 to 1998, Ms. Horton was employed as a Certified Public Accountant with Ernst & Young, LLP. She received her B.S. and Master’s degrees in Accounting from Brigham Young University in Provo, Utah.

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

Dennis B. Maier was appointed to the position of Vice President, Operations in July 2017. Mr. Maier has more than 15 years in the medical device industry. Prior to joining CryoLife, he served as the Senior Director of Baxter Healthcare’s direct material global purchasing and supplier management team. He also served as Vice President of Global Sourcing for Hill-Rom. Prior to that, he spent five years with Medtronic leading several Cardiac Rhythm Disease Management (CRDM) manufacturing operations, as well as serving as Director of CRDM Global Commodity management. Mr. Maier also spent eight years with Abbott Vascular and Boston Scientific (both former Guidant Corporation businesses) in a variety of leadership roles. Prior to entering the medical device industry, Mr. Maier worked briefly for Ford Motor Company and served six years as an officer in the U.S Army. He received an MBA from the Krannert Graduate School of Management at Purdue University and a Bachelor of Science in Mechanical Engineering from the U.S. Military Academy at West Point.

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

Item 11. Executive Compensation.

The response to Item 11 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The response to Item 12 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to Item 13 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The response to Item 14 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following are consolidated financial statements of CryoLife, Inc. and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

(a)    1.    Financial Statements.

Consolidated Financial Statements begin on page 74.

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

CRYOLIFE, INC.

February 19, 2020	By	/s/ J. Patrick Mackin J. Patrick Mackin President, Chief Executive Officer, and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Patrick Mackin J. Patrick Mackin	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	February 19, 2020
/s/ D. Ashley Lee D. Ashley Lee	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)	February 19, 2020
/s/ Amy D. Horton Amy D. Horton	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2020
/s/ Thomas F. Ackerman Thomas F. Ackerman	Director	February 19, 2020
/s/ Daniel J. Bevevino Daniel J. Bevevino	Director	February 19, 2020
/s/ Marna P. Borgstrom Marna P. Borgstrom	Director	February 19, 2020
/s/ James W. Bullock James W. Bullock	Director	February 19, 2020
/s/ Jeffrey H. Burbank Jeffrey H. Burbank	Director	February 19, 2020
/s/ Ronald D. McCall Ronald D. McCall	Director	February 19, 2020
/s/ Harvey Morgan Harvey Morgan	Director	February 19, 2020
/s/ Jon W. Salveson Jon W. Salveson	Director	February 19, 2020

Exhibit Number	Description
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

3.1	Amended and Restated Articles of Incorporation of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2019)
3.2	Amended and Restated By-Laws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed February 22, 2018.)
4.1	Form of Certificate for our Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)
4.2*	Description of CryoLife, Inc.’s Securities under Section 12 of the Exchange Act.
10.1†	CryoLife, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2009)
10.1(a)†	Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed June 22, 2012.)
10.1(b)†

First Amendment to the Amended and Restated CryoLife, Inc. 2009 Stock Incentive Plan, dated July 24, 2012. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed October 30, 2012.)

10.1(c)†	Second Amended and Restated CryoLife Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed April 8, 2014.)
10.1(d)†

Form of Non-Qualified Stock Option Grant Agreement pursuant to the CryoLife, Inc. 2009 Employee Stock Incentive Plan entered into with each Named Executive Officer. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 29, 2010.)

10.2†	CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed July 28, 2015.)
10.2(a)†	CryoLife, Inc. Equity and Cash Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10.2(a) to Registrant’s Report on Form 10-K for the year ended December 31, 2018.)
10.2(b)†*	Form of 2019 Performance Share Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan.
10.2(c)†*	Form of 2019 Long Term Incentive Program Performance Share Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan.
10.2(d)†∞

Form of 2018 Officer Restricted Stock Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(c) to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.2(e)†∞

Form of 2018 Non-Employee Director Restricted Stock Award Agreement pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(d) to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.2(f)†∞

Form of 2018 Grant of Non-Qualified Stock Option pursuant to the CryoLife, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2(e) to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.3	CryoLife, Inc. Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed April 10, 1996.)
10.3(a)	First Amendment to the CryoLife, Inc. Employee Stock Purchase Plan. (Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed May 20, 2010.)

Exhibit Number	Description
10.4†	CryoLife, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)
10.5†*	Summary of 2019 Compensation Arrangements with Non-Employee Directors.
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

10.12

Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated April 18, 1995. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.12 (a)

First Amendment to Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.12 (b)

Restatement and Amendment to Funding Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.12 (c)

Second Amendment to Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to P&L Barrett, L.P., dated May 10, 2010. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed July 29, 2010.)

10.13++

Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated March 2, 2009. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

Exhibit Number	Description
10.13 (a)++

First Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated November 15, 2012. (Incorporated herein by reference to Exhibit 10.14(a) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.13 (b)++

Second Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated January 29, 2015. (Incorporated herein by reference to Exhibit 10.14(b) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.13 (c)++

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

10.14(a)

First Amendment to Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 23, dated December 28, 2017 and January 1, 2018. (Incorporated herein by reference to Exhibit 10.15(a) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.15++

Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 25, dated October 27, 2017 and November 2, 2017. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018.)

10.15(a)++

First Amendment to Lease Agreement between JOTEC GmbH and Lars Sunnanväder for Lotzenäcker 25, dated April 27, 2018. (Incorporated herein by reference to Exhibit 10.16(a) to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2018.)

10.16

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

10.16(a)

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

10.17

Loan Agreement, dated September 11, 2019, by and between CryoLife, Inc., as lender, and Endospan Ltd., as borrower. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q filed October 31, 2019.)

10.18+

Exclusive Distribution Agreement, dated September 11, 2019, by and between JOTEC GmbH, as distributor, and Endospan Ltd., as manufacturer. (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q filed October 31, 2019.)

10.19*+	Clinical Research Agreement, dated October 10, 2019, by and between CryoLife, Inc. and Duke University.
21.1*	Subsidiaries of CryoLife, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

†    Indicates management contract or compensatory plan or arrangement.

∞ Indicates that the 2018 form was used in 2019.

+ The Registrant has redacted exhibit provisions or terms that are both not material and would likely cause competitive harm to the Registrant if publicly disclosed.

++    The Registrant has been granted confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.