Form 10-Q
period 2020-03-31
CRYOLIFE INC
filed 2020-05-01
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2020
Common Stock, $0.01 par value	37,740,425

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CryoLife, Inc. and Subsidiaries

Summary Consolidated Statements of Operations and Comprehensive Loss

In Thousands, Except Per Share Data

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Products	$46,420	$48,401
Preservation services	20,009	19,104
Total revenues	66,429	67,505

Cost of products and preservation services:
Products	13,040	13,826
Preservation services	9,218	9,406
Total cost of products and preservation services	22,258	23,232

Gross margin	44,171	44,273

Operating expenses:
General, administrative, and marketing	39,002	36,520
Research and development	6,356	5,548
Total operating expenses	45,358	42,068

Operating (loss) income	(1,187)	2,205

Interest expense	3,388	3,894
Interest income	(102)	(116)
Other expense, net	3,662	77

Loss before income taxes	(8,135)	(1,650)
Income tax benefit	(1,470)	(1,353)

Net loss	$(6,665)	$(297)

Loss per common share:
Basic	$(0.18)	$(0.01)
Diluted	$(0.18)	$(0.01)

Weighted-average common shares outstanding:
Basic	37,390	36,778
Diluted	37,390	36,778

Net loss	$(6,665)	$(297)
Other comprehensive loss:
Foreign currency translation adjustments	(4,463)	(3,781)
Comprehensive loss	$(11,128)	$(4,078)

See accompanying Notes to Summary Consolidated Financial Statements.

CryoLife, Inc. and Subsidiaries

Summary Consolidated Balance Sheets

In Thousands

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,383	$33,766
Restricted securities	494	528
Trade receivables, net	48,723	52,940
Other receivables	2,951	2,921
Inventories	54,300	53,071
Deferred preservation costs	32,918	32,551
Prepaid expenses and other	11,313	11,613
Total current assets	214,082	187,390

Property and equipment, net	31,878	32,150
Operating lease right-of-use assets, net	20,423	21,994
Goodwill	184,014	186,697
Acquired technology, net	111,136	115,415
Other intangibles, net	41,242	42,319
Deferred income taxes	4,769	5,481
Other assets	13,489	14,208
Total assets	$621,033	$605,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,453	$9,796
Accrued compensation	9,783	12,260
Accrued procurement fees	4,030	4,362
Current maturities of operating leases	5,442	5,487
Current portion of long-term debt	1,155	1,164
Taxes payable	2,692	2,984
Accrued expenses and other	10,130	9,142
Total current liabilities	43,685	45,195

Long-term debt	244,227	214,571
Deferred income taxes	24,268	25,844
Non-current maturities of operating leases	16,411	17,918
Deferred compensation liability	4,084	4,434
Other	11,749	11,996
Total liabilities	$344,424	$319,958

Commitments and contingencies

Shareholders' equity:
Preferred stock	--	--
Common stock (issued shares of 39,219 in 2020 and 39,018 in 2019)	392	390
Additional paid-in capital	273,821	271,782
Retained earnings	30,039	36,704
Accumulated other comprehensive loss	(13,052)	(8,589)
Treasury stock at cost (shares of 1,484 in each of 2020 and 2019)	(14,591)	(14,591)
Total shareholders' equity	276,609	285,696

Total liabilities and shareholders' equity	$621,033	$605,654

See accompanying Notes to Summary Consolidated Financial Statements.

CryoLife, Inc. and Subsidiaries

Summary Consolidated Statements of Cash Flows

In Thousands

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net cash flows from operating activities:
Net loss	$(6,665)	$(297)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,898	4,351
Non-cash compensation	2,564	1,850
Deferred income taxes	(265)	(424)
Other non-cash adjustments to net loss	2,927	737

Changes in operating assets and liabilities:
Receivables	3,557	(3,292)
Inventories and deferred preservation costs	(2,874)	1,396
Prepaid expenses and other assets	982	627
Accounts payable, accrued expenses, and other liabilities	(2,489)	(3,787)
Net cash flows provided by operating activities	2,635	1,161

Net cash flows from investing activities:
Capital expenditures	(2,539)	(1,194)
Other	(364)	(233)
Net cash flows used in investing activities	(2,903)	(1,427)

Net cash flows from financing activities:
Proceeds from revolving line of credit	30,000	--
Repayment of term loan	(691)	(696)
Proceeds from exercise of stock options and issuance of common stock	1,064	2,029
Redemption and repurchase of stock to cover tax withholdings	(1,712)	(2,376)
Other	(146)	(172)
Net cash flows provided by (used in) financing activities	28,515	(1,215)

Effect of exchange rate changes on cash, cash equivalents, and restricted securities	1,336	320
Increase (decrease) in cash, cash equivalents, and restricted securities	29,583	(1,161)

Cash, cash equivalents, and restricted securities beginning of period	34,294	42,236
Cash, cash equivalents, and restricted securities end of period	$63,877	$41,075

See accompanying Notes to Summary Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Summary Consolidated Statements of Shareholders’ Equity

In Thousands

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	38,463	385	260,361	34,984	(6,072)	(1,484)	(14,591)	275,067
Net loss	--	--	--	(297)	--	--	--	(297)
Other comprehensive loss:
Foreign currency translation adjustment	--	--	--	--	(3,781)	--	--	(3,781)
Comprehensive loss								(4,078)
Equity compensation	205	2	1,978	--	--	--	--	1,980
Exercise of options	145	1	1,450	--	--	--	--	1,451
Employee stock purchase plan	25	--	578	--	--	--	--	578
Redemption and repurchase of stock to cover tax withholdings	(82)	--	(2,376)	--	--	--	--	(2,376)
Balance at March 31, 2019	38,756	$388	$261,991	$34,687	$(9,853)	(1,484)	$(14,591)	$272,622

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	39,018	390	271,782	36,704	(8,589)	(1,484)	(14,591)	285,696
Net loss		--	--	(6,665)	--	--	--	(6,665)
Other comprehensive loss:
Foreign currency translation adjustment	--	--	--	--	(4,463)	--	--	(4,463)
Comprehensive loss								(11,128)
Equity compensation	208	2	2,687	--	--	--	--	2,689
Exercise of options	33	--	376	--	--	--	--	376
Employee stock purchase plan	30	--	688	--	--	--	--	688
Redemption and repurchase of stock to cover tax withholdings	(70)	--	(1,712)	--	--	--	--	(1,712)
Balance at March 31, 2020	39,219	$392	$273,821	$30,039	$(13,052)	(1,484)	$(14,591)	$276,609

See accompanying Notes to Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Notes to Summary Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Overview

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2019 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of, and for the three months ended, March 31, 2020 and 2019 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all the information and disclosures that are required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020.

New Accounting Standards

Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 is effective for annual periods beginning after December 15, 2019. The Company adopted this new guidance on January 1, 2020. The adoption of ASU 2016-13 did not result in a material effect on the Company’s financial condition, results of operations, or cash flows.

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

CryoLife also entered into a securities purchase option agreement (“Endospan Option Agreement”) with Endospan for $1.0 million paid in September 2019. The Endospan Option Agreement provides CryoLife the option to purchase all the outstanding securities of Endospan from Endospan’s securityholders at the time of acquisition, or the option to acquire all of Endospan’s assets, in each case, for a price between $350.0 and $450.0 million before or within a certain period of time or after U.S. Food and Drug Administration (“FDA”) approval of NEXUS, with such option expiring if not exercised within 90 days after receiving notice that Endospan has received approval from the FDA for NEXUS.

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

Variable Interest Entity

We consolidate the results of a variable interest entity ("VIE") when it is determined that we are the primary beneficiary. Based on our evaluation of Endospan and the related agreements with Endospan, we determined that Endospan is a VIE. Although the arrangement with Endospan resulted in our holding a variable interest, it did not empower us to direct those activities of Endospan that most significantly impact the VIE economic performance. Therefore, we are not the primary beneficiary, and we have not consolidated Endospan into our financial results. Our payments to Endospan in September 2019 totaled $15.0 million which included a $9.0 million distribution fee, a $1.0 million securities purchase option, and $5.0 million for the first tranche of the Endospan Loan. No additional amounts have been paid to Endospan under these agreements during the three months ended March 31, 2020. Our payments to date, including any loans, guarantees, and other subordinated financial support related to this VIE, totaled $15.0 million as of March 31, 2020, representing our maximum exposure to loss and were not individually significant to our consolidated financial statements.

Valuation

The agreements with Endospan were entered into concurrently and had certain terms that are interrelated. In our evaluation of the initial relative fair value of each of the Endospan agreements to determine the amount to record, we utilized discounted cash flows to estimate the fair market value for the Endospan Loan and for the Endospan Distribution Agreement. We estimated the fair value of the Endospan Option Agreement utilizing the Monte Carlo simulation. Inputs in our valuation of the Endospan agreements included cash payments and anticipated payments based on the executed agreements with Endospan, projected discounted cash flows in connection with the Endospan transaction, our expected internal rate of return and discount rates, and our assessed probability and timing of receipt of certification that certain approvals and milestones in obtaining FDA approval. Based on the initial fair value of the Endospan Loan and the relative fair values of the Endospan Distribution Agreement and Endospan Option Agreement, we recorded the Endospan Loan value of $358,000 and the Endospan Option Agreement of $4.8 million in Other long-term assets in the Summary Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. We recorded the Endospan Distribution Agreement of $8.5 million and $9.8 million in Other intangibles, net in the Summary Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.

We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics, and adjust the amount recorded to its current fair market value at each reporting period. We performed an assessment of the fair value of the Endospan Loan as of March 31, 2020 and concluded that an adjustment to the fair value as a result of this assessment was not material.

3. Financial Instruments

The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

March 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,478	$--	$--	$1,478
Restricted securities:
Money market funds	494	--	--	494
Endospan Loan	--	--	358	358
Total assets	$1,972	$--	$358	$2,330

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,472	$--	$--	$1,472
Restricted securities:
Money market funds	528	--	--	528
Endospan Loan	--	--	358	358
Total assets	$2,000	$--	$358	$2,358

We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds. We recorded the Endospan Loan, classified as Level 3, as a result of an agreement with Endospan in September 2019. See Note 2 for further discussion of the Endospan Loan. Changes in fair value of Level 3 assets are listed in the table below (in thousands):

Endospan Loan
Balance as of December 31, 2019	$358
Change in valuation of Endospan Loan	--
Balance as of March 31, 2020	$358

4. Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and restricted securities (in thousands):

		Unrealized	Estimated
		Holding	Market
March 31, 2020	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$1,478	$--	$1,478
Restricted securities:
Money market funds	494	--	494
Total	$1,972	$--	$1,972

		Unrealized	Estimated
		Holding	Market
December 31, 2019	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$1,472	$--	$1,472
Restricted securities:
Money market funds	528	--	528
Total	$2,000	$--	$2,000

As of March 31, 2020 and December 31, 2019 all money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations.

There were no gross realized gains or losses on cash equivalents and restricted securities in the three months ended March 31, 2020 and 2019. As of March 31, 2020 $494,000 of our restricted securities had a maturity date within three months. As of December 31, 2019 $528,000 of our restricted securities had a maturity date within three months.

5. Inventories and Deferred Preservation Costs

Inventories at March 31, 2020 and December 31, 2019 were comprised of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials and supplies	$22,414	$21,180
Work-in-process	6,059	5,127
Finished goods	25,827	26,764
Total inventories	$54,300	$53,071

Deferred preservation costs at March 31, 2020 and December 31, 2019 were comprised of the following (in thousands):

	March 31,	December 31,
	2020	2019
Cardiac tissues	$15,477	$15,365
Vascular tissues	17,441	17,186
Total deferred preservation costs	$32,918	$32,551

To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and both On-X heart valves and JOTEC products at international hospital locations. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of March 31, 2020 we had $12.0 million in consignment inventory, with approximately 50% in domestic locations and 50% in international locations. As of December 31, 2019 we had $12.0 million in consignment inventory, with approximately 51% in domestic locations and 49% in international locations.

6. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of March 31, 2020 and December 31, 2019 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Goodwill	$184,014	$186,697
In-process R&D	2,136	2,190
Procurement contracts and agreements	2,013	2,013
Trademarks	765	844

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

We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of March 31, 2020 we concluded that our assessment of current factors do not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.

As of March 31, 2020 and December 31, 2019 our entire goodwill balance was related to our Medical Devices segment.

Medical Devices Segment
Balance as of December 31, 2019	$186,697
Revaluation of goodwill denominated in foreign currency	(2,683)
Balance as of March 31, 2020	$184,014

Definite Lived Intangible Assets

As of March 31, 2020 and December 31, 2019 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands):

	Gross Carrying	Accumulated	Amortization
March 31, 2020	Value	Amortization	Period
Acquired technology	$137,676	$26,540	11	–	22	Years
Customer lists and relationships	31,082	6,954	13	–	22	Years
Distribution and manufacturing rights and know-how	13,585	3,508	5	–	15	Years
Patents	3,745	3,090			17	Years
Other	2,135	667	3	–	10	Years

	Gross Carrying	Accumulated	Amortization
December 31, 2019	Value	Amortization	Period
Acquired technology	$140,193	$24,778	11	–	22	Years
Customer lists and relationships	31,131	6,581	13	–	22	Years
Distribution and manufacturing rights and know-how	13,826	3,005	5	–	15	Years
Patents	3,664	3,074			17	Years
Other	1,919	608	3	–	5	Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on our Summary Consolidated Statement of Operations and Comprehensive Loss (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Amortization expense	$3,033	$2,579

As of March 31, 2020 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder
	of 2020	2021	2022	2023	2024	2025	Total
Amortization expense	$9,057	$12,208	$11,662	$11,153	$10,927	$8,993	$64,000

7. Income Taxes

Income Tax Expense

Our effective income tax rate was a benefit of 18% and 82% for the three months ended March 31, 2020 and 2019, respectively. The change in the tax rate for the three months ended March 31, 2020 is primarily due to a change in pre-tax book loss, as well as a reduction in the excess tax benefit related to stock compensation for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

The income tax rate for the three months ended March 31, 2020 was impacted by excess tax benefit deductions related to stock compensation, which increased income tax benefits by approximately $250,000.  These factors were partially offset by unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

The income tax rate for the three months ended March 31, 2019 was impacted by excess tax benefit deductions related to stock compensation, the research and development tax credit, and losses in high rate jurisdictions. These factors were partially offset by impacts of non-deductible operating expenses and executive compensation expenses.

Deferred Income Taxes

We generate deferred tax assets primarily as a result of write-downs of inventory and deferred preservation costs, accruals for product and tissue processing liability claims, investment and asset impairments, and operating losses. We acquired significant deferred tax assets, primarily net operating loss carryforwards, from our acquisitions of JOTEC and its subsidiaries in 2017, On-X in 2016, Hemosphere, Inc. in 2012, and Cardiogenesis Corporation in 2011. We believe utilization of these net operating losses will not have a material impact on income taxes for the 2020 tax year.

As of March 31, 2020 we maintained a total of $3.4 million in valuation allowances against deferred tax assets, primarily related to state and foreign net operating loss carryforwards, and a net deferred tax liability of $19.5 million. As of December 31, 2019 we maintained a total of $3.2 million in valuation allowances against deferred tax assets, primarily related to state and foreign net operating loss carryforwards, and a net deferred tax liability of $20.4 million.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the novel coronavirus disease (“COVID-19”) pandemic, the US government enacted the CARES Act on March 27, 2020. The CARES Act provides various forms of relief and assistance to US businesses. The Company recorded a reduction to income taxes payable and deferred tax assets of approximately $1.3 million for the anticipated change to the 2019 Section 163(j) interest expense deduction limitation. The Company will continue to analyze the impacts of the CARES Act as interpretations are published.

8. Leases

We have operating and finance lease obligations resulting from the lease of land and buildings that comprise our corporate headquarters and various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on Company vehicles; and leases on a variety of office and other equipment.

We sublease, on an operating lease basis, two unused office space facilities near our corporate office. Total annual sub-lease rental income for these facilities is approximately $905,000.

Supplemental consolidated balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Operating leases:	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$26,714	$27,007
Accumulated amortization	(6,291)	(5,013)
Operating lease right-of-use assets, net	$20,423	$21,994

Current maturities of operating leases	$5,442	$5,487
Non-current maturities of operating lease	16,411	17,918
Total operating lease liabilities	$21,853	$23,405

Finance leases:
Property and equipment, at cost	$6,984	$7,161
Accumulated amortization	(1,408)	(1,279)
Property and equipment, net	$5,576	$5,882

Current maturities of finance leases	$569	$597
Non-current maturities of finance leases	5,147	5,415
Total finance lease liabilities	$5,716	$6,012

Weighted average remaining lease term (in years):
Operating leases	6.5	5.5
Finance leases	10.4	10.6

Weighted average discount rate:
Operating leases	4.3%	5.4%
Finance leases	2.0%	2.0%

Current maturities of finance leases are included as a component of Accrued Expenses and Other and non-current maturities of finance leases are included as a component of Other Long-Term Liabilities on our Summary Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, Administrative, and Marketing Expenses on our Summary Consolidated Statements of Operations and Comprehensive Loss are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Amortization of property and equipment	$162	$211
Interest expense on finance leases	29	32
Total finance lease expense	191	243
Operating lease expense	1,748	1,550
Sublease income	(226)	(228)
Total lease expense	$1,713	$1,565

A summary of our supplemental cash flow information is as follows (in thousands):

	Three Months Ended	Three Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	March 31, 2020	March 31, 2019
Operating cash flows for finance leases	$29	$32
Operating cash flows for operating leases	1,745	1,636
Financing cash flows for finance leases	147	172

Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance	Operating	Sublease
	Leases	Leases	Income
Remainder of 2020	$519	$4,833	$679
2021	642	6,289	905
2022	598	3,834	306
2023	597	2,547	--
2024	595	2,539	--
Thereafter	3,380	4,919	--
Total minimum lease payments	$6,331	$24,961	$1,890
Less amount representing interest	(615)	(3,108)
Present value of net minimum lease payments	5,716	21,853
Less current maturities	(569)	(5,442)
Lease liabilities, less current maturities	$5,147	$16,411

9. Debt

Credit Agreement

On December 1, 2017 we entered into a credit and guaranty agreement for a $255.0 million senior secured credit facility, consisting of a $225.0 million secured term loan facility (the “Term Loan Facility”) and a $30.0 million secured revolving credit facility (“the Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Agreement”).  We and each of our existing domestic subsidiaries (subject to certain exceptions and exclusions) guarantee the obligations under the Credit Agreement (the “Guarantors”). The Credit Agreement is secured by a security interest in substantially all existing and after-acquired real and personal property (subject to certain exceptions and exclusions) of us and the Guarantors.

On December 1, 2017 we borrowed the entire $225.0 million Term Loan Facility. The proceeds of the Term Loan Facility were used along with cash on hand and shares of CryoLife common stock to (i) fund the acquisition of JOTEC and its subsidiaries (the “JOTEC Acquisition”), (ii) pay certain fees and expenses related to the JOTEC Acquisition and the Credit Agreement, and (iii) pay the outstanding balance of our prior credit facility.  The Revolving Credit Facility may be used for working capital, capital expenditures, acquisitions permitted under the Credit Agreement, and other general corporate purposes pursuant to the terms of the Credit Agreement.

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

In October 2018 we finalized an amendment to the Credit Agreement to reprice interest rates, resulting in a reduction in the interest rate margins over base rates on the Term Loan Facility. The loan under the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. Prior to the repricing, the optional floating annual rate was equal to either the base rate plus a margin of 3.00%, or LIBOR, plus a margin of 4.00%. The loan under the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR, plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment event of default or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of March 31, 2020 the aggregate interest rate was 4.70% per annum. We are obligated to pay an unused commitment fee equal to 0.50% of the unutilized portion of the revolving loans. In addition, we are also obligated to pay other customary fees for a credit facility of this size and type.

The Credit Agreement contains certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type.

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

In March 2020 as a precautionary measure to increase cash and maintain maximum financial flexibility during the current uncertainty in global markets resulting from the COVID-19 pandemic, we borrowed the entire amount available under our $30.0 million Revolving Credit Facility at an aggregate interest rate of 5.20%. Under the terms of the Credit Agreement at the time of borrowing and as of March 31, 2020, because the principal amount of loans outstanding under the Revolving Credit Facility was in excess of 25% of the entire amount of the Revolving Credit Facility on the last day of the fiscal quarter ending March 31, 2020, the Credit Agreement required us to comply with a maximum first lien net leverage ratio of 5.25x bank EBITDA as of the end of such fiscal quarter and any subsequent fiscal quarter if the principal amount of the loans remains in excess of such threshold as of the last day of such fiscal quarter. A breach of the 5.25x leverage ratio would become an event of default only to the extent that this leverage level occurs when the Revolving Credit Facility balance exceeds 25%, or $7.5 million, at the end of a test period.

See “Subsequent Events” included in Part I, Item 1 of this form 10-Q for a discussion of an amendment of the Credit Agreement affecting the Revolving Credit Facility and the maximum first lien net leverage ratio covenant.

Government Supported Bank Debt

In June 2015 JOTEC obtained two loans from Sparkasse Zollernalb, which are government sponsored by the Kreditanstalt für Wiederaufbau Bank (“KFW”). Both KFW loans have a term of nine years and the interest rates are 2.45% and 1.40%.

Loan Balances

The short-term and long-term balances of our term loan and other borrowings were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Term loan balance	$219,938	$220,500
Revolving credit facility	30,000	--
2.45% Sparkasse Zollernalb (KFW Loan 1)	974	1,061
1.40% Sparkasse Zollernalb (KFW Loan 2)	1,506	1,615
Total loan balance	252,418	223,176
Less unamortized loan origination costs	(7,036)	(7,441)
Net borrowings	245,382	215,735
Less short-term loan balance	(1,155)	(1,164)
Long-term loan balance	$244,227	$214,571

Interest Expense

Interest expense was $3.4 million for the three months ended March 31, 2020, as compared to $3.9 million for the three months ended March 31, 2019. Interest expense includes interest on debt and uncertain tax positions in both periods.

10. Commitments and Contingencies

Liability Claims

Our estimated unreported loss liability was $1.9 million as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the related recoverable insurance amounts were $962,000 and $935,000, respectively. We accrue our estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and record the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the estimated liability as of March 31, 2020 could have been as high as $3.7 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

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

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate Premarket Approval (“PMA”) submission to the FDA in the second half of 2020.

As of March 31, 2020 we had $1.5 million in prepaid royalties, $2.0 million in intangible assets, net, and $1.2 million in property and equipment, net, on our Summary Consolidated Balance Sheets related to the PerClot product line. If we do not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

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

For the three months ended March 31, 2020 and 2019 the sources of revenue were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
Domestic hospitals	$36,336	$35,611
International hospitals	19,737	20,570
International distributors	10,245	9,610
CardioGenesis cardiac laser therapy	111	1,714
Total sources of revenue	$66,429	$67,505

Also see segment disaggregation information in Note 14 below.

Contract Balances

We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra DESIGN ENGINEERING product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of March 31, 2020 and 2019.

We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of March 31, 2020 and 2019 was not material.

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

Equity Grants

During the three months ended March 31, 2020 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 255,000 shares and had an aggregate grant date market value of $6.6 million. The PSUs granted in 2020 represent the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2020 is based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2020 calendar year.

During the three months ended March 31, 2019 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees, and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 453,000 shares and had an aggregate grant date market value of $13.4 million. Two types of PSUs were granted in 2019, an annual grant with a one year performance period (“Annual PSU”) and a special Long-Term Incentive Program PSU grant (“LTIP”), which has multiple performance periods over a five year period. If the highest performance threshold is met, the Annual PSU granted in 2019 represented the right to receive up to 150% of the target number of shares of common stock. The performance component of the Annual PSU awards granted in 2019 was based on attaining specified levels of adjusted earnings before interest, taxes, depreciation, and amortization, (“EBITDA”), as defined in the Annual PSU grant documents, for the 2019 calendar year. The Annual PSU granted in 2019 earned approximately 83% of the target number of shares. If the highest performance thresholds are met, the PSUs granted in 2019 under the LTIP represent the right to receive up to 288%, and up to 192% for a certain key executive, of the target number of shares of common stock. The performance component of the LTIP awards granted in 2019 is based on attaining specified levels of adjusted revenue growth and gross margin, as defined in the LTIP grant document, for the years 2019 through 2023. The first performance period under the LTIP will not conclude until December 31, 2021.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 212,000 and 169,000 shares to certain Company officers during the three months ended March 31, 2020 and 2019, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 30,000 shares and 24,000 shares in the three months ended March 31, 2020 and 2019, respectively, through the ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Stock Options	ESPP	Stock Options	ESPP
Expected life	5.0 Years	0.5 Years	5.0 Years	0.5 Years
Expected stock price volatility	0.35	0.31	0.40	0.39
Risk-free interest rate	1.41%	1.57%	2.54%	2.56%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended
	March 31,
	2020	2019
RSA, RSU, and PSU expense	$2,156	$1,510
Stock option and ESPP expense	533	471
Total stock compensation expense	$2,689	$1,981

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $125,000 in the three months ended March 31, 2020, and $132,000 in the three months ended March 31, 2019, of the stock compensation expense into our inventory costs and deferred preservation costs.

As of March 31, 2020 we had total unrecognized compensation costs of $16.2 million related to RSAs, RSUs, and PSUs and $3.4 million related to unvested stock options. As of March 31, 2020 this expense is expected to be recognized over a weighted-average period of 2.4 years for PSUs, 2.3 years for stock options, 2.1 years for RSUs, and 1.6 years for RSAs.

13. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
Basic loss per common share	2020	2019
Net loss	$(6,665)	$(297)
Net loss allocated to participating securities	43	2
Net loss allocated to common shareholders	$(6,622)	$(295)

Basic weighted-average common shares outstanding	37,390	36,778
Basic loss per common share	$(0.18)	$(0.01)

	Three Months Ended
	March 31,
Diluted loss per common share	2020	2019
Net loss	$(6,665)	$(297)
Net loss allocated to participating securities	43	2
Net loss allocated to common shareholders	$(6,622)	$(295)

Basic weighted-average common shares outstanding	37,390	36,778
Effect of dilutive stock options and awards	--	--
Diluted weighted-average common shares outstanding	37,390	36,778
Diluted loss per common share	$(0.18)	$(0.01)

We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. Accordingly, for the three months ended March 31, 2020 and 2019 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss.

14. Segment Information

We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue, JOTEC, On-X, CardioGenesis cardiac laser therapy, PerClot, PhotoFix, and NEXUS. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

The primary measure of segment performance, as viewed by our management, is segment gross margin or net external revenues less cost of products and preservation services. We do not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Medical devices	$46,420	$48,401
Preservation services	20,009	19,104
Total revenues	66,429	67,505

Cost of products and preservation services:
Medical devices	13,040	13,826
Preservation services	9,218	9,406
Total cost of products and preservation services	22,258	23,232

Gross margin:
Medical devices	33,380	34,575
Preservation services	10,791	9,698
Total gross margin	$44,171	$44,273

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Products:
BioGlue	$16,737	$17,222
JOTEC	15,268	15,954
On-X	12,202	11,731
PhotoFix	1,042	730
PerClot	860	1,050
NEXUS	200	--
CardioGenesis cardiac laser therapy	111	1,714
Total products	46,420	48,401

Preservation services:
Cardiac tissue	10,033	8,930
Vascular tissue	9,976	10,174
Total preservation services	20,009	19,104

Total revenues	$66,429	$67,505

15. Subsequent Events

Credit Agreement Amendment

On April 29, 2020 we entered into an amendment to our Credit Agreement. As part of the amendment we obtained a waiver of our maximum first lien net leverage ratio covenant through the end of 2020. In addition, the amendment to our Credit Agreement provides that EBITDA, for covenant testing purposes, in each quarter of 2020 will be deemed equal to a fixed value, equal to our bank covenant EBITDA in the fourth quarter of 2019, when our first lien net leverage was 3.4x. As a result of these changes, we are subject to a new minimum liquidity covenant and restrictions on certain payments, including cash dividends. We are required to maintain a minimum liquidity of at least $12.0 million as of the last day of any month in

2020, and as of the last day of any quarter through the third quarter of 2021 when our Revolving Credit Facility is drawn in excess of 25% (or $7.5 million) of the amount available as of the last day of any fiscal quarter during that period. Beginning in 2021, if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable.

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

All statements included herein, other than statements of historical facts, that address activities, events, or developments that we expect or anticipate will or may occur in the future, or that reflect our beliefs about the future and/or expectations, are forward-looking statements, including statements about the following:

•Our expectations regarding the potential impacts of the COVID-19 pandemic on our business operations, cash flow, business development, and employees;

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

•Our belief that our cash from operations and existing cash and cash equivalents, including the entire amount borrowed under our Revolving Credit Facility, will enable us to meet our current operational liquidity needs for at least the next twelve months, our expectations regarding future cash requirements, and the impact that our cash requirements might have on our cash flows for the next twelve months;

•Our expectation regarding the impact on cash flows of undertaking significant business development activities and the potential need to obtain additional borrowing capacity or financing;

•Our expectations regarding the possible benefits to us of the Coronavirus Aid, Relief, and Economic Security Act or “CARES Act”;

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

These and other forward-looking statements reflect the views of management at the time such statements are made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described under Part II, Item 1A, “Risks Factors” in this Form 10-Q and elsewhere throughout this report, the risks described under in Part I, Item 1A, “Risks Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere throughout that report, and other risks which we may not be able to identify in advance, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim, any duty to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We reported quarterly revenues of $66.4 million for the three months ended March 31, 2020, a 2% decrease from the three months ended March 31, 2019 primarily due to decreases in revenues from CardioGenesis cardiac laser therapy, JOTEC, and BioGlue products, partially offset by increases in revenues from preservation services and On-X products.

See the “Results of Operations” section below for additional analysis of the three months ended March 31, 2020.

Initial Effects of COVID-19

In December 2019 an outbreak of a respiratory illness caused by a new coronavirus named “2019-nCoV” (“COVID-19”) was detected, and by March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a “pandemic.”

Because of the uncertainty created by the COVID-19 pandemic, as well as the potential social and economic impacts of COVID-19 upon the markets in which we operate and the resulting impact on our results of operations and cash flow, we have reevaluated the need for, and timing of, certain expenses and have taken pre-emptive steps to reduce spending. These steps have included implementing hiring restrictions; imposing senior management cash salary reductions, in exchange for cash payments in the second quarter of 2021; obtaining the agreement of our Board of Directors to accept CryoLife stock instead of their cash compensation; deferring management merit increases; reducing most discretionary spending; reducing capital expenditures; and reducing spending on certain R&D and clinical research projects.

We have implemented specific protocols to minimize workplace exposures to COVID-19 by our employees and we have been able to, and expect to, continue to operate all manufacturing sites at near full production to supply our customers.

We have implemented remote work arrangements for employees we deem able to do so and have restricted business travel, each since mid-March, and to date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, or disclosure controls and procedures.

As a precautionary measure to increase cash and maintain maximum financial flexibility during the current uncertainty in global markets resulting from the COVID-19 pandemic, we borrowed the entire amount available under our $30 million revolving credit facility.

We are actively monitoring the impact of the COVID-19 pandemic, and we expect that it will negatively impact our business and results of operations for at least the second and perhaps the third quarters of 2020.  We currently anticipate the most severe impact to our revenues to be in the second quarter 2020 followed by recovery in the third quarter of 2020. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and difficult to predict. New information is continually emerging regarding the severity of the pandemic and the various government, regulatory, expert, and recommended actions to contain it or address its impact.

See the “Risk Factors” identified in Part II, Item 1A of this form 10-Q for risks related to COVID-19.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2019. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the three months ended March 31, 2020 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements

See Note 1 of “Notes to Summary Consolidated Financial Statements” identified in Part I, Item I of this form 10-Q for further discussion of new accounting standards that have been adopted.

Results of Operations

(Tables in thousands)

Revenues

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Three Months Ended		From Prior	Three Months Ended
	March 31,		Year	March 31,
	2020	2019		2020	2019
Products:
BioGlue	$16,737	$17,222	-3%	26%	26%
JOTEC	15,268	15,954	-4%	23%	24%
On-X	12,202	11,731	4%	18%	17%
PhotoFix	1,042	730	43%	2%	1%
PerClot	860	1,050	-18%	1%	1%
NEXUS	200	--	100%	0%	0%
CardioGenesis cardiac laser therapy	111	1,714	-94%	0%	3%
Total products	46,420	48,401	-4%	70%	72%

Preservation services:
Cardiac tissue	10,033	8,930	12%	15%	13%
Vascular tissue	9,976	10,174	-2%	15%	15%
Total preservation services	20,009	19,104	5%	30%	28%

Total	$66,429	$67,505	-2%	100%	100%

Revenues decreased 2% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease in revenues was primarily due to decreases in revenues from CardioGenesis cardiac laser therapy, JOTEC, and BioGlue products, partially offset by increases in revenues from preservation services and On-X products. Excluding the effects for foreign exchange, revenues decreased 1% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. A detailed discussion of the changes in product revenues and preservation services revenues for the three months ended March 31, 2020 is presented below.

Products

Revenues from products decreased 4% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was primarily due to decreases in revenues from CardioGenesis cardiac laser therapy, JOTEC, and BioGlue products, partially offset by an increase in revenues from On-X products. A detailed discussion of the changes in product revenues for BioGlue, JOTEC, On-X, PhotoFix, PerClot, NEXUS, and CardioGenesis cardiac laser therapy is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars, with a concentration denominated in Euros. Each of which is subject to exchange rate fluctuations. For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, the U.S. Dollar strengthened in comparison to major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into U.S. Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of these goods in their local currencies.

BioGlue

BioGlue is used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).

Revenues from the sales of BioGlue decreased 3% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This decrease was primary due to a 2% decrease in volume of millimeters sold, which decreased revenues by 2%, and the effect of foreign exchange rates, which decreased revenues by 1%. Excluding the effects for foreign exchange, revenues decreased 2% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

On a constant currency basis, revenues from sales of BioGlue decreased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 in North America markets and the European Economic Area, the Middle East, and Africa (collectively, “EMEA”). This decrease was partially offset by growth in the Latin America market and, to a lesser extent, growth in the Asia Pacific market. The North American and EMEA markets were impacted by a decrease in volume of units sold in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to the delay in surgical procedures due to the COVID-19 pandemic. The increase in Latin America market was primarily due to further penetration into the Brazilian market since we began direct sales in the second quarter of 2019 as well as a change in distributor buying patterns during the first quarter of 2020.

We are currently seeking regulatory approval for BioGlue in China, and if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues from BioGlue accounted for 49% and 53% of total BioGlue revenues for the three months ended March 31, 2020 and 2019 respectively.

JOTEC

The JOTEC catalogue of products is used in endovascular and open vascular surgery, as well as for the treatment of complex aortic arch and thoracic aortic diseases.

JOTEC revenues decreased 4% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

JOTEC revenues, excluding original equipment manufacturing (“OEM”), decreased 4% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This decrease was primarily due to a decrease in average sales prices, which decreased revenues by 3%, and by the effect of foreign exchange rates, which decreased revenues by 3%, partially offset by a 15% increase in volume of units sold, which increased revenues by 2%. Excluding the effects for foreign exchange, revenues were flat for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. JOTEC OEM sales accounted for less than 1% of product revenues for both the three months ended March 31, 2020 and 2019.

On a constant currency basis, revenues for JOTEC, excluding OEM, were flat in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Revenues decreased in EMEA primarily in direct markets due to the delay in surgical procedures due to the COVID-19 pandemic, offset by an increase in Asia Pacific due to growth in distributor markets.

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

On-X product revenues increased 4% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

On-X product revenues, excluding OEM, increased 4% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily due to an increase in average sales prices, which increased revenues by 2%, and a 1% increase in volume of units sold, which increased revenues by 2%. Excluding the effects for foreign exchange, On-X revenues, excluding OEM, increased 4% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

On a constant currency basis, On-X revenues, excluding OEM, increased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily in North America, Latin America, and, to a lesser extent, in EMEA as a result of increases in market share, partially offset by a decrease in Asia Pacific due to the delay in surgical procedures due to the COVID-19 pandemic. On-X OEM sales accounted for less than 1% of product revenues for both the three months ended March 31, 2020 and 2019.

PhotoFix

PhotoFix revenues increased 43% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily due to a 26% increase in units sold, which increased revenues by 42%, and an increase in average sales prices, which increased revenues 1%.

The increase in units sold for the three months ended March 31, 2020 was primarily due to an increase in the number of implanting physicians compared to the three months ended March 31, 2019, as this product continues to penetrate domestic and European markets. Additional increases in unit shipments for the three months ended March 31, 2020 were from the introduction of a larger size PhotoFix patch in the second quarter of 2019.

PerClot

Revenues from the sale of PerClot decreased 18% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease in the three months ended March 31, 2020 was primarily due to a change in average sales prices, which decreased revenues by 9%, a 26% decrease in the volume of grams sold, which decreased revenues by 8%, and the effect of foreign exchange rates, which decreased revenues by 1%.

The change in average selling prices for the three months ended March 31, 2020 occurred in direct markets due to price reductions to certain customers in EMEA as a result of pricing pressures from competitive products. The decrease in volume for the three months ended March 31, 2020 was primarily due to a decrease in sales of PerClot in EMEA.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019, and we anticipate PMA submission to the FDA in the second half of 2020.

NEXUS

On September 11, 2019 CryoLife and its wholly-owned subsidiary JOTEC entered into exclusive distribution and loan agreements with Endospan Ltd. (“Endospan”), an Israeli corporation, under which JOTEC obtained exclusive distribution rights for Endospan’s NEXUS stent graft system (“NEXUS”) and accessories in certain countries in Europe.

NEXUS revenues for the three months ended March 31, 2020 were $200,000 resulting from sales in EMEA with no corresponding sales in the three months ended March 31, 2019.

CardioGenesis Cardiac Laser Therapy

Revenues from our CardioGenesis cardiac laser therapy product line historically consist primarily of sales of handpieces and, in certain periods, the sale of laser consoles. During the three months ended March 31, 2020, we did not have a supply of handpieces as our manufacturer of handpieces is unable to supply them until the FDA approves our supplier’s change in manufacturing location, pending our supplier’s resolution of several observations the FDA raised during a manufacturing site change inspection. We do not believe these observations relate to quality or safety. We will not have any handpieces available to ship until our supplier resolves these issues with the FDA. We currently anticipate resumption of supply during the second half of 2020.

Revenues from cardiac laser therapy decreased 94% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 as a result of this handpiece supply issue.

Cardiac laser therapy is generally used adjunctively with cardiac bypass surgery by a limited number of physicians who perform these procedures, which usage patterns can cause period over period revenue fluctuations.

Preservation Services

Preservation services include revenues from the preservation of cardiac and vascular tissues. Revenues from preservation services increased 5% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

We continue to evaluate modifications to our tissue processing procedures in an effort to improve tissue processing throughput, reduce costs, and maintain quality across our tissue processing business. Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues for implant, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three months ended March 31, 2020.

Cardiac Preservation Services

Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets.

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, increased 12% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase during the three months ended March 31, 2020 was primarily due to a 14% increase in unit shipments of cardiac tissues, which increased revenues by 13%, partially offset by a decrease in average service fees, which decreased revenues by 1%.

The increase in cardiac volume for the three months ended March 31, 2020 was primarily due to an increase in the volume of cardiac valve shipments and, to a lesser extent, cardiac patch shipments.

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

Revenues from vascular preservation services decreased 2% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This decrease was due to a change in average service fees, which decreased revenues by 1%, and a 4% decrease in vascular tissue shipments, which decreased revenues by 1%.

The change in average service fees for the three months ended March 31, 2020 was primarily driven by fee differences due to physical characteristics of vascular tissues, the routine negotiation of pricing contracts with certain customers, and competitive pricing pressures. The decrease in shipments of vascular tissues for the three months ended March 31, 2020 was primarily due to decreases in femoral vein and artery shipments, partially offset by increases in saphenous vein and aortoiliac shipments.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended
	March 31,
	2020	2019
Cost of products	$13,040	$13,826

Cost of products decreased 6% for three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Cost of products for the three months ended March 31, 2020 and 2019 included costs related to JOTEC, On-X, BioGlue, PhotoFix, PerClot and CardioGenesis cardiac laser therapy products. Cost of products for the three months ended March 31, 2020 also included costs related to NEXUS which we began distributing in the fourth quarter of 2019.

The decrease in cost of products for the three months ended March 31, 2020 was primarily due to a decrease in shipments.

Cost of Preservation Services

	Three Months Ended
	March 31,
	2020	2019
Cost of preservation services	$9,218	$9,406

Cost of preservation services decreased 2% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three months ended March 31, 2020 primarily due to an increase in the unit shipments of lower cost tissue as a percentage of overall tissue as well as a decrease in overall unit costs.

Gross Margin

	Three Months Ended
	March 31,
	2020	2019
Gross margin	$44,171	$44,273
Gross margin as a percentage of total revenues	66%	66%

Gross margin remained flat for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to increases in revenues in preservation services and a reduction of costs in products and preservation services, offset by reduction of revenue from products. Gross margin as a percentage of total revenues remained flat for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended
	March 31,
	2020	2019
General, administrative, and marketing expenses	$39,002	$36,520
General, administrative, and marketing expenses
as a percentage of total revenues	59%	54%

General, administrative, and marketing expenses increased 7% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increases in general, administrative, and marketing expenses for the three months ended March 31, 2020 were primarily due to higher expenses to support our employee headcount, offset by decreased business development and integration expenses, as well as decreased travel expenses from reduced and cancelled travel due to the COVID-19 pandemic.

Research and Development Expenses

	Three Months Ended
	March 31,
	2020	2019
Research and development expenses	$6,356	$5,548
Research and development expenses
as a percentage of total revenues	10%	8%

Research and development expenses increased 15% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Research and development spending in the three months ended March 31, 2020 was primarily focused on clinical work to gain regulatory approval for On-X products, and to a lesser extent, to gain regulatory approval for JOTEC products. Research and development spending in the three months ended March 31, 2019 was primarily focused on clinical work regarding JOTEC and On-X products and our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S.

Interest Expense

Interest expense was $3.4 million for the three months ended March 31, 2020, as compared to $3.9 million for the three months ended March 31, 2019. Interest expense in the three months ended March 31, 2020 and 2019 included interest on debt and uncertain tax positions.

Other Expense, Net

Other expense, net was $3.7 million for the three months ended March 31, 2020, as compared to $77,000 for the three months ended March 31, 2019.  Other expense primarily includes the realized and unrealized effects of foreign currency gains and losses.

Earnings

	Three Months Ended
	March 31,
	2020	2019
Loss before income taxes	$(8,135)	$(1,650)
Income tax benefit	(1,470)	(1,353)
Net loss	$(6,665)	$(297)

Diluted loss per common share	$(0.18)	$(0.01)
Diluted weighted-average common shares outstanding	37,390	36,778

We experienced a loss before income taxes for the three months ended March 31, 2020 and 2019. The loss before income taxes for the three months ended March 31, 2020 was primarily due to the effect of foreign currency gains and losses and a decrease in operating income.

Our effective income tax rate was a benefit of 18% and 82% for the three months ended March 31, 2020 and 2019, respectively. The change in the tax rate for the three months ended March 31, 2020 is primarily due to a change in pre-tax book income for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, as well as a reduction in the excess tax benefit related to stock compensation.

The income tax rate for the three months ended March 31, 2020 was impacted by excess tax benefit deductions related to stock compensation, which increased income tax benefits by approximately $250,000.  These factors were partially offset by unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

The income tax rate for the three months ended March 31, 2019 was impacted by excess tax benefit deductions related to stock compensation, research and development tax credit, and losses in high rate jurisdictions. These factors were partially offset by impacts of non-deductible operating expenses and executive compensation expenses.

In response to the COVID-19 pandemic, the US government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various forms of relief and assistance to US businesses. The Company recorded a reduction to income taxes payable and deferred tax assets of approximately $1.3 million for the anticipated change to the 2019 Section 163(j) interest expense deduction limitation. The Company will continue to analyze the impacts of the CARES Act as interpretations are published.

Net loss and diluted loss per common share increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase for the three months ended March 31, 2020 was primarily due to an increase in loss before income taxes and by an income tax benefit, as discussed above.

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

We believe the demand for JOTEC products is seasonal, with a decline in demand generally occurring in the third quarter due to the summer holiday season in Europe. However, the nature of any seasonal trends may be obscured due to integration activities in 2018 and 2019 subsequent to the JOTEC Acquisition including the implementation of our distributor-to-direct strategy and our European sales force realignment.

We do not believe the demand for CardioGenesis cardiac laser therapy or PerClot is seasonal.

We are uncertain whether the demand for PhotoFix is seasonal, as this product has not fully penetrated many markets and, therefore, the nature of any seasonal trends may not yet be obvious.

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

As a result of the uncertain impact of the COVID-19 pandemic and the resulting shifts of timing in revenue, our historically observable seasonality of revenues may be obscured in 2020.

Liquidity and Capital Resources

Net Working Capital

As of March 31, 2020 net working capital (current assets of $214.1 million less current liabilities of $43.7 million) was $170.4 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, compared to net working capital of $142.2 million and a ratio of 4 to 1 at December 31, 2019.

Overall Liquidity and Capital Resources

Our primary cash requirements for the three months ended March 31, 2020 were for general working capital needs, interest and principal payments under our debt agreement, capital expenditures for facilities and equipment, and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.

We believe our cash from operations and existing cash and cash equivalents will enable us to meet our current operational liquidity needs for at least the next twelve months. Our future cash requirements are expected to include interest and principal payments under our Credit Agreement (described in “Significant Sources and Uses of Liquidity” section below), expenditures for clinical trials, research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes and may include cash to fund business development activities including obligations in the Endospan agreements. These items may have a significant effect on our future cash flows during the next twelve months. Subject to the terms of our Credit Agreement, we may seek additional borrowing capacity or financing, pursuant to our current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If we undertake any further significant business development activity, we may need to finance such activities by obtaining additional debt financing or using a registration statement to sell equities. There can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us.

Significant Sources and Uses of Liquidity

In connection with the closing of the JOTEC acquisition, we entered into a credit and guaranty agreement for a $255.0 million senior secured credit facility, consisting of a $225.0 million secured term loan facility (the “Term Loan Facility”) and a $30.0 million secured revolving credit facility (“the Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Agreement”).  We and each of our existing domestic subsidiaries (subject to certain exceptions and exclusions) guarantee the obligations under the Credit Agreement (the “Guarantors”). The Credit Agreement is secured by a security interest in substantially all existing and after-acquired real and personal property (subject to certain exceptions and exclusions) of us and the Guarantors.

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

In March 2020 as a precautionary measure to increase cash and maintain maximum financial flexibility during the current uncertainty in global markets resulting from the COVID-19 pandemic, we borrowed the entire amount available under our $30.0 million Revolving Credit Facility at an aggregate interest rate of 5.20%. Under the terms of the Credit Agreement at the time of borrowing and as of March 31, 2020, because the principal amount of loans outstanding under the Revolving Credit Facility was in excess of 25% of the entire amount of the Revolving Credit Facility on the last day of the fiscal quarter ending March 31, 2020, the Credit Agreement required us to comply with a maximum first lien net leverage ratio of 5.25x bank EBITDA as of the end of such fiscal quarter and any subsequent fiscal quarter if the principal amount of the loans remains in excess of such threshold as of the last day of such fiscal quarter. A breach of the 5.25x leverage ratio would become an event of default only to the extent that this leverage level occurs when the Revolving Credit Facility balance exceeds 25%, or $7.5 million, at the end of a test period. The outstanding principal of the Revolving Credit Facility must be repaid on or before December 2022, unless extended further.

On April 29, 2020 we entered into an amendment to our Credit Agreement. As part of the amendment we obtained a waiver of our maximum first lien net leverage ratio covenant through the end of 2020. In addition, the amendment to our Credit Agreement provides that EBITDA, for covenant testing purposes, in each quarter of 2020 will be deemed equal to a fixed value, equal to our bank covenant EBITDA in the fourth quarter of 2019, when our first lien net leverage was 3.4x. As a result of these changes, we are subject to a new minimum liquidity covenant and restrictions on certain payments, including cash dividends. We are required to maintain a minimum liquidity of at least $12.0 million as of the last day of any month in 2020, and as of the last day of any quarter through the third quarter of 2021 when our Revolving Credit Facility is drawn in excess of 25% (or $7.5 million) of the amount available as of the last day of any fiscal quarter during that period. Beginning in 2021, if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable.

While we have reduced spending on R&D and clinical research projects for the remainder of 2020, we nonetheless expect to incur expenses for clinical research work to gain regulatory approvals for new products or indications, including JOTEC, On-X, PerClot, and BioGlue products, and to incur expenses for research and development for new products.

We also expect to fund two additional $5.0 million tranches when they become due after completion of certain clinical trial milestones in connection with the Endospan Loan.

We believe utilization of net operating loss carryforwards from our acquisitions of JOTEC, On-X, Hemosphere, Inc., and Cardiogenesis Corporation will not have a material impact on income taxes for the 2020 tax year.

We expect to benefit from various aspects of the CARES Act including the deferment of a portion of the 2020 employer’s portion of social security tax into 2021 and 2022, and a decrease in the amount of interest expense limitation in 2019 and 2020.

As of March 31, 2020 approximately 21% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2020, as compared to net cash provided by operating activities of $1.2 million for the three months ended March 31, 2019.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net loss, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the three months ended March 31, 2020 these non-cash items included $4.9 million in depreciation and amortization expenses and $2.6 million in non-cash compensation.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2020 these changes included unfavorable adjustments of $2.9 million increase in inventory balances and deferred preservation costs, and $2.5 million due to timing differences between recording accounts payable, accrued expenses, and other liabilities and the payment of cash, partially offset by $3.6 million due to the timing differences between recording receivables and the receipt of cash.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $2.9 million for the three months ended March 31, 2020, as compared to $1.4 million for the three months ended March 31, 2019 primarily due to capital expenditures in both years.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $28.5 million for the three months ended March 31, 2020, as compared to net cash used in financing activities of $1.2 million for the three months ended March 31, 2019. The current year cash provided by financing activities was primarily due to $30.0 million cash proceeds resulting from the borrowing on the Revolving Credit Facility described in the “Significant Sources and Uses of Liquidity” section above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of March 31, 2020 were as follows (in thousands):

		Remainder of
	Total	2020	2021	2022	2023	2024	Thereafter
Long-Term Debt Obligations	$252,418	$2,076	2,767	32,767	2,767	211,835	$206
Interest Payments	51,525	8,961	11,794	11,678	10,012	9,078	2
Research Obligations	27,082	6,404	8,536	7,495	4,195	452	--
Operating Leases	24,961	4,833	6,289	3,834	2,547	2,539	4,919
Contingent Payments	14,000	5,500	6,500	2,000	--	--	--
Purchase Commitments	13,833	10,922	2,673	163	29	24	22
Finance leases	6,331	519	642	598	597	595	3,380
Total contractual obligations	$390,150	$39,215	$39,201	$58,535	$20,147	$224,523	$8,529

Our long-term debt obligations and interest payments above result from scheduled principal payments and anticipated interest payments related to our Credit Agreement, Revolving Credit Facility, and JOTEC governmental loans.

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

Capital Expenditures

Capital expenditures were $2.5 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. Capital expenditures in the three months ended March 31, 2020 were primarily related to the routine purchases of manufacturing and tissue processing equipment, leasehold improvements needed to support our business, computer software, and computer and office equipment.

Risks and Uncertainties

See the risks identified in Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $63.4 million as of March 31, 2020 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility and Term Loan Facility. A 10% adverse change in interest rates, as compared to the rates experienced by us in the three months ended March 31, 2020, affecting our cash and cash equivalents, restricted cash and securities, Term Loan Facility, and Revolving Credit Facility would not have a material effect on our financial position, results of operations, or cash flows.

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

We have revenues and expenses that are denominated in foreign currencies. Specifically, a portion of our international BioGlue, On-X, PerClot, JOTEC, and NEXUS revenues are denominated in Euros, British Pounds, Swiss Francs, Polish Zlotys, Canadian Dollars, and Brazilian Reals, and a portion of our general, administrative, and marketing expenses are denominated in Euros, British Pounds, Swiss Francs, Polish Zlotys, Canadian Dollars, Brazilian Reals, and Singapore Dollars. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result, revenues and expenses could fluctuate related to a change in exchange rates.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (“Disclosure Controls”) as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. These Disclosure Controls are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of March 31, 2020, the CEO and CFO have concluded that our Disclosure

Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors.

Risks Relating To Our Business

COVID-19, and similar outbreaks, could have a material, adverse impact on us.

An outbreak of respiratory illness caused by a novel coronavirus named “2019-nCoV” (the “COVID -19”) has resulted in millions of infections and continues to spread worldwide. On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a “pandemic.” In response, governments worldwide have undertaken significant efforts to contain COVID-19 and slow its spread, including various “shelter-in-place” and “stay-at-home” orders. In addition, hospitals and other healthcare providers have had to refocus their care on the surge of the COVID-19 cases and have postponed elective and non-emergent procedures, restricted access to these facilities, and in some cases re-allocated scarce resources to their critically ill patients. These efforts have impacted and could continue to impact our business activities, including the following activities:

•Our product sales. We have experienced an impact on revenues in the three months ending March 31, 2020 due to the COVID-19 pandemic, and we anticipate our second quarter 2020 revenues will be more severely impacted for our products and tissue preservation services, including BioGlue, JOTEC, and On-X. We expect negative impacts on the second and third quarters of 2020, and negative impacts on future quarters might also occur.

•Our business operations. We have implemented specific protocols to minimize exposure to COVID-19 among all of our employees, including those working at our three primary manufacturing facilities. In addition, we have implemented remote work arrangements for employees we deem able to do so and have significantly restricted business travel to non-essential travel only. There can be no guarantee, however, that these arrangements will prevent COVID-19 from spreading among our employees, including members of our key personnel, adversely impacting our business operations, or that these arrangements will not create additional risks, such a cyber security, productivity, internal controls, or employee attrition risks. Although we have not experienced a significant supply chain interruption to date, such an interruption could occur. In addition, the availability of tissue for processing could decrease as the pandemic persists.

•Our management of our indebtedness. As a precautionary measure to increase cash and maintain maximum financial flexibility during the COVID-19 pandemic, we borrowed the entire amount available under our $30.0 million Revolving Credit Facility, increasing the level of our indebtedness and our repayment obligations. We have also reevaluated the need for and timing of certain expenses and have taken pre-emptive steps to reduce spending.  However, there can be no guarantee that these precautionary measures will provide us with all the liquidity we need going forward, particularly if the COVID-19 pandemic continues for an extended period of time, grows in severity or has impacts on our supply chain or operations that we do not anticipate.

•Our R&D and clinical research projects. We have reduced spending on R&D and clinical research projects. These reductions could adversely impact future revenue, and additional reductions in spending might be required, further impacting future revenue. In addition, our ability to conduct our ongoing R&D and clinical research projects in markets that are affected by COVID-19 has been and could continue to be adversely impacted.

If COVID-19 continues to spread, if efforts to contain COVID-19 continue or are unsuccessful as intended, or if COVID-19 spreads among our employees or impacts our supply chain, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

We may not realize all the anticipated benefits of the JOTEC Acquisition.

On December 1, 2017 we acquired JOTEC AG, a Swiss entity that we converted to JOTEC GmbH and subsequently merged with our Swiss acquisition entity, Jolly Buyer Acquisition GmbH (“JOTEC”), and its subsidiaries (the “JOTEC Acquisition”) for $169.1 million in cash and 2,682,754 shares of CryoLife common stock with a value of $53.1 million on the date of closing, for a total purchase price of approximately $222.2 million, including debt and cash acquired on the date of closing. We paid part of the cash portion of the purchase price using available cash on hand and financed the remainder of the cash portion of the purchase price and related expenses and refinanced our then existing approximately $69.0 million term loan, with a new $255.0 million senior secured credit facility, consisting of a $225.0 million secured term loan facility and a $30.0 million secured revolving credit facility.

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

The agreements governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us and certain of our subsidiaries, including (subject in each case to certain exceptions) restrictions or prohibitions on our and certain of our subsidiaries’ ability to, among other things:

•Incur or guarantee additional debt;

•Deviate from a minimum liquidity of at least $12.0 million as of the last day of any month in 2020, and as of the last day of any quarter through the third quarter of 2021 when our Revolving Credit Facility is drawn in excess of 25% (or $7.5 million) of the amount available as of the last day of any fiscal quarter during that period;

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

•Create liens on certain assets;

Enter into certain transactions with our affiliates;

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

Tissue preservation services are a significant source of our revenues, accounting for 30% and 28% of revenues in the three months ended March 31, 2020 and 2019, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

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

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, accounting for 26% of revenues in the three months ended March 31, 2020 and 2019. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

•Changes to components in the BioGlue product, including in the delivery system, require regulatory approval, which, if delayed, could cause prolonged disruptions to our ability to supply BioGlue; and

•On June 13, 2019 our European Notified Body for BioGlue, Lloyd’s Register Quality Assurance Limited, which is headquartered in the U.K., informed us that it would no longer provide Notified Body services to companies in European Economic Area (“EEA”) effective September 2019. On July 5, 2019 the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) granted us a one-year grace period to transfer BioGlue (and PhotoFix) to a new Notified Body. We are currently in the process of transferring to a new Notified Body for BioGlue (and PhotoFix) in the EEA. If we are delayed or unsuccessful in transferring to a new Notified Body for BioGlue (and PhotoFix) in the EEA, or if we are otherwise unable to timely meet applicable regulatory requirements, we may be unable to place BioGlue (or PhotoFix) on the market in the EEA until the situation is resolved.

We are significantly dependent on our revenues from JOTEC and are subject to a variety of risks affecting them.

JOTEC is a significant source of our revenues, accounting for 23% and 24% of revenues in the three months ended March 31, 2020 and 2019, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

On-X is a significant source of our revenues, accounting for 18% and 17% of revenues in the three months ended March 31, 2020 and 2019, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

Further, on May 25, 2017, the European Union adopted a new Medical Device Regulation (MDR 2017/745) (“MDR”). Although MDR was originally scheduled to become effective on May 26, 2020, due to the COVID-19 pandemic, on April 23, 2020, the European Union enacted legislation postponing the full MDR implementation by one year until May 26, 2021. Upon implementation, among other changes, MDR will place more stringent requirements on manufacturers and European Notified Bodies regarding product classifications, pre- and post-market clinical studies, and other regulatory requirements for product clearances and approvals. These changes could result in product reclassifications and the imposition of other regulatory requirements that could delay, impede, or prevent our ability to commercialize existing, improved, or new products in the EEA. In addition, we or our Notified Bodies (or both) might be unable to timely meet the requirements of

MDR. If either of the foregoing were to occur, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

At the same time, European Notified Bodies have begun engaging in more rigorous regulatory enforcement activities and may continue to do so. For example, on November 22, 2016, our Notified Body for the On-X product line temporarily suspended the CE Mark for the On-X ascending aortic prosthesis (“AAP”), which has now returned to the market in the EEA. Further, in anticipation of MDR, Notified Bodies have declined to review routine submissions unless they are submitted in accordance with MDR, and they may continue to do so despite the potential postponement of MDR implementation. Our inability to timely adapt to these new requirements of our Notified Bodies could adversely impact our clearances and approvals, which could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

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

The December 2017 tax reform legislation known as H.R. 1, commonly referred to as the "Tax Cuts and Jobs Act" ("the Tax Act"), made significant changes to U.S. federal income tax law. In response, the U.S. Treasury Department issued multiple significant proposed regulation packages to further interpret certain provisions of the Tax Act. As of March 31, 2020, certain significant proposed regulation packages have not yet been finalized. It is possible that when released in final form, these regulation packages could have a material tax impact on us. In addition, we continue to await responses from various state taxing jurisdictions on the impact of the Tax Act on their local taxing regimes. We will continue to monitor and account for the future impacts of federal regulatory and state guidance in the interim period in which such guidance is issued.

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

As an example of these risks, on November 1, 2019, we were notified that we had become a victim of a business e-mail compromise.  During the fourth quarter of 2019, a company email account was compromised by a third-party impersonator and a payment intended for one of our U.S. vendors in the amount of $2.6 million was fraudulently re-directed into an individual bank account controlled by this third-party impersonator. The impersonator had taken a number of steps to deceive our employees and reduce the likelihood of detection. Our cyber-insurance covered all but a de minimis amount of the unrecovered losses from this compromise.

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

In response to perceived increases in healthcare costs in recent years, there have been, and continue to be, proposals by the federal government, state governments, regulators, third-party payors, and elected office holders and candidates to control these costs and, more generally, to reform the U.S. healthcare system.  Some of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products.  The adoption of some or all of these proposals could have a material, adverse effect on our financial condition and profitability. We cannot predict what further reform proposals, if any, will be adopted, when they will be adopted, or what impact they may have on us.  Any changes that lower reimbursement for our products or reduce medical procedure volumes, however, could adversely affect our business and profitability.

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

We are subject to the Florida affiliated transactions statute, which generally requires approval by the disinterested directors or supermajority approval by shareholders for “affiliated transactions” between a corporation and an “interested stockholder.” Additionally, our organizational documents contain provisions that restrict persons who may call shareholder meetings, allow the issuance of blank-check preferred stock without the vote of shareholders, and allow the Board of Directors to fill vacancies and fix the number of directors. These provisions of Florida law and our articles of incorporation and bylaws could prevent attempts by shareholders to remove current management, prohibit or delay mergers or other changes of control transactions, and discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

       (c)  The following table provides information about purchases by us during the quarter ended March 31, 2020 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number
			of Common Shares	Dollar Value
	Total Number of		Purchased as	of Common Shares
	Common Shares	Average Price	Part of Publicly	That May Yet Be
	and Common Stock	Paid per	Announced	Purchased Under the
Period	Units Purchased	Common Share	Plans or Programs	Plans or Programs
01/01/20 - 01/31/20	--	$--	--	$--
02/01/20 - 02/29/20	25,209	26.20	--	--
03/01/20 - 03/31/20	44,670	23.54	--	--
Total	69,879	24.50	--

The common shares purchased during the quarter ended March 31, 2020 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

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

May 1, 2020

------------------------

DATE