Form 10-Q
period 2020-06-30
CRYOLIFE INC
filed 2020-07-31
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2020
Common Stock, $0.01 par value	37,858,008

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CryoLife, Inc. and Subsidiaries

Summary Consolidated Statements of Operations and Comprehensive Income (Loss)

In Thousands, Except Per Share Data

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Products	$37,268	$51,168	$83,688	$99,569
Preservation services	16,503	19,971	36,512	39,075
Total revenues	53,771	71,139	120,200	138,644

Cost of products and preservation services:
Products	10,040	14,489	23,080	28,315
Preservation services	7,841	9,684	17,059	19,090
Total cost of products and preservation services	17,881	24,173	40,139	47,405

Gross margin	35,890	46,966	80,061	91,239

Operating expenses:
General, administrative, and marketing	32,288	34,623	71,290	71,143
Research and development	5,522	5,841	11,878	11,389
Total operating expenses	37,810	40,464	83,168	82,532

Operating (loss) income	(1,920)	6,502	(3,107)	8,707

Interest expense	3,652	3,811	7,040	7,705
Interest income	(66)	(233)	(168)	(349)
Other (income) expense, net	(740)	185	2,922	262

(Loss) income before income taxes	(4,766)	2,739	(12,901)	1,089
Income tax benefit	(1,077)	(93)	(2,547)	(1,446)

Net (loss) income	$(3,689)	$2,832	$(10,354)	$2,535

(Loss) income per common share:
Basic	$(0.10)	$0.08	$(0.27)	$0.07
Diluted	$(0.10)	$0.07	$(0.27)	$0.07

Weighted-average common shares outstanding:
Basic	37,520	37,156	37,455	36,968
Diluted	37,520	37,838	37,455	37,789

Net (loss) income	$(3,689)	$2,832	$(10,354)	$2,535
Other comprehensive income (loss):
Foreign currency translation adjustments	4,434	2,995	(29)	(786)
Comprehensive income (loss)	$745	$5,827	$(10,383)	$1,749

See accompanying Notes to Summary Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Summary Consolidated Balance Sheets

In Thousands

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,627	$33,766
Restricted securities	491	528
Trade receivables, net	45,218	52,940
Other receivables	3,042	2,921
Inventories	62,708	53,071
Deferred preservation costs	34,808	32,551
Prepaid expenses and other	15,227	11,613
Total current assets	287,121	187,390

Property and equipment, net	31,527	32,150
Operating lease right-of-use assets, net	20,007	21,994
Goodwill	186,349	186,697
Acquired technology, net	110,935	115,415
Other intangibles, net	40,884	42,319
Deferred income taxes	2,422	5,481
Other assets	14,009	14,208
Total assets	$693,254	$605,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,079	$9,796
Accrued compensation	10,129	12,260
Accrued procurement fees	3,631	4,362
Current maturities of operating leases	5,522	5,487
Current portion of long-term debt	1,138	1,164
Taxes payable	4,244	2,984
Accrued expenses and other	14,190	9,142
Total current liabilities	48,933	45,195

Long-term debt	288,946	214,571
Deferred income taxes	25,886	25,844
Non-current maturities of operating leases	15,797	17,918
Deferred compensation liability	4,645	4,434
Other	12,491	11,996
Total liabilities	$396,698	$319,958

Commitments and contingencies

Shareholders' equity:
Preferred stock	--	--
Common stock (issued shares of 39,288 in 2020 and 39,018 in 2019)	393	390
Additional paid-in capital	293,022	271,782
Retained earnings	26,350	36,704
Accumulated other comprehensive loss	(8,618)	(8,589)
Treasury stock at cost (shares of 1,484 in each of 2020 and 2019)	(14,591)	(14,591)
Total shareholders' equity	296,556	285,696

Total liabilities and shareholders' equity	$693,254	$605,654

See accompanying Notes to Summary Consolidated Financial Statements.

CryoLife, Inc. and Subsidiaries

Summary Consolidated Statements of Cash Flows

In Thousands

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Net cash flows from operating activities:
Net (loss) income	$(10,354)	$2,535

Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	9,642	8,731
Non-cash compensation	5,074	4,119
Deferred income taxes	(1,894)	(301)
Other non-cash adjustments to net (loss) income	5,594	4,032

Changes in operating assets and liabilities:
Receivables	7,644	(10,446)
Inventories and deferred preservation costs	(12,902)	262
Prepaid expenses and other assets	(3,422)	(3,131)
Accounts payable, accrued expenses, and other liabilities	(142)	(3,894)
Net cash flows (used in) provided by operating activities	(760)	1,907

Net cash flows from investing activities:
Capital expenditures	(3,776)	(3,344)
Other	(705)	(302)
Net cash flows used in investing activities	(4,481)	(3,646)

Net cash flows from financing activities:

Proceeds from issuance of convertible debt	100,000	--
Proceeds from revolving line of credit	30,000	--
Proceeds from financing insurance premiums	2,816	--
Repayment of revolving line of credit	(30,000)	--
Payment of debt issuance costs	(3,647)	--
Repayment of term loan	(1,389)	(1,393)
Proceeds from exercise of stock options and issuance of common stock	1,175	3,582
Redemption and repurchase of stock to cover tax withholdings	(1,728)	(2,664)
Other	(1,041)	(349)
Net cash flows provided by (used in) financing activities	96,186	(824)

Effect of exchange rate changes on cash, cash equivalents, and restricted securities	879	582
Increase (decrease) in cash, cash equivalents, and restricted securities	91,824	(1,981)

Cash, cash equivalents, and restricted securities beginning of period	34,294	42,236
Cash, cash equivalents, and restricted securities end of period	$126,118	$40,255

See accompanying Notes to Summary Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Summary Consolidated Statements of Shareholders’ Equity

In Thousands

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2020	39,219	392	273,821	30,039	(13,052)	(1,484)	(14,591)	276,609
Net loss	--	--	--	(3,689)	--	--	--	(3,689)
Other comprehensive income:
Foreign currency translation adjustment	--	--	--	--	4,434	--	--	4,434
Comprehensive income								745
Equity component of the convertible note issuance	--	--	16,426	--	--	--	--	16,426
Equity compensation	59	1	2,680	--	--	--	--	2,681
Exercise of options	11	1	110	--	--	--	--	111
Redemption and repurchase of stock to cover tax withholdings	(1)	(1)	(15)	--	--	--	--	(16)
Balance at June 30, 2020	39,288	$393	$293,022	$26,350	$(8,618)	(1,484)	$(14,591)	$296,556

.					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	39,018	390	271,782	36,704	(8,589)	(1,484)	(14,591)	$285,696
Net loss	--	--	--	(10,354)	--	--	--	(10,354)
Other comprehensive loss:
Foreign currency translation adjustment	--	--	--	--	(29)	--	--	(29)
Comprehensive loss								(10,383)
Equity component of the convertible note issuance	--	--	16,426	--	--	--	--	16,426
Equity compensation	267	3	5,367	--	--	--	--	5,370
Exercise of options	44	1	486	--	--	--	--	487
Employee stock purchase plan	30	--	688	--	--	--	--	688
Redemption and repurchase of stock to cover tax withholdings	(71)	(1)	(1,727)	--	--	--	--	(1,728)
Balance at June 30, 2020	39,288	$393	$293,022	$26,350	$(8,618)	(1,484)	$(14,591)	$296,556

See accompanying Notes to Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Summary Consolidated Statements of Shareholders’ Equity

In Thousands

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2019	38,756	$388	$261,991	$34,687	$(9,853)	(1,484)	$(14,591)	$272,622
Net income	--	--	--	2,832	--	--	--	2,832
Other comprehensive income:
Foreign currency translation adjustment	--	--	--	--	2,995	--	--	2,995
Comprehensive income								5,827
Equity compensation	40	--	2,439	--	--	--	--	2,439
Exercise of options	156	2	1,551	--	--	--	--	1,553
Redemption and repurchase of stock to cover tax withholdings	(9)	(1)	(287)	--	--	--	--	(288)
Balance at June 30, 2019	38,943	$389	$265,694	$37,519	$(6,858)	(1,484)	$(14,591)	$282,153

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	38,463	385	260,361	34,984	(6,072)	(1,484)	(14,591)	$275,067
Net income	--	--	--	2,535		--	--	2,535
Other comprehensive income:
Foreign currency translation adjustment	--	--	--	--	(786)	--	--	(786)
Comprehensive income								1,749
Equity compensation	245	2	4,417	--	--	--	--	4,419
Exercise of options	301	3	3,001	--	--			3,004
Employee stock purchase plan	25	--	578	--	--	--	--	578
Redemption and repurchase of stock to cover tax withholdings	(91)	(1)	(2,663)	--	--	--	--	(2,664)
Balance at June 30, 2019	38,943	$389	$265,694	$37,519	$(6,858)	(1,484)	$(14,591)	$282,153

See accompanying Notes to Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Notes to Summary Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Overview

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2019 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of, and for the three and six months ended, June 30, 2020 and 2019 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all the information and disclosures that are required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020.

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

2. Agreements with Endospan

Exclusive Distribution Agreement and Securities Purchase Option Agreement

On September 11, 2019 CryoLife, Inc.’s wholly owned subsidiary, JOTEC GmbH, (“JOTEC”), entered into an exclusive distribution agreement (“Endospan Distribution Agreement”) with Endospan Ltd. (“Endospan”), an Israeli corporation, pursuant to which JOTEC obtained exclusive distribution rights for Endospan’s Nexus TM stent graft system (“NEXUS”) and accessories in certain countries in Europe in exchange for a fixed distribution fee of $9.0 million paid in September 2019.

CryoLife also entered into a securities purchase option agreement (“Endospan Option Agreement”) with Endospan for $1.0 million paid in September 2019. The Endospan Option Agreement provides CryoLife the option to purchase all the outstanding securities of Endospan from Endospan’s securityholders at the time of acquisition, or the option to acquire all of Endospan’s assets, in each case, for a price between $350.0 and $450.0 million before, or within a certain period of time or after U.S. Food and Drug Administration (“FDA”) approval of NEXUS, with such option expiring if not exercised within 90 days after receiving notice that Endospan has received approval from the FDA for NEXUS.

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

Variable Interest Entity

We consolidate the results of a variable interest entity ("VIE") when it is determined that we are the primary beneficiary. Based on our evaluation of Endospan and the related agreements with Endospan, we determined that Endospan is a VIE. Although the arrangement with Endospan resulted in our holding a variable interest, it did not empower us to direct those activities of Endospan that most significantly impact the VIE economic performance. Therefore, we are not the primary beneficiary, and we have not consolidated Endospan into our financial results. Our payments to Endospan in September 2019 totaled $15.0 million which included a $9.0 million distribution fee, a $1.0 million securities purchase option, and $5.0 million for the first tranche of the Endospan Loan. No additional amounts have been paid to Endospan under these agreements during the three and six months ended June 30, 2020. Our payments to date, including any loans, guarantees, and other subordinated financial support related to this VIE, totaled $15.0 million as of June 30, 2020, representing our maximum exposure to loss, and were not individually significant to our consolidated financial statements.

Valuation

The agreements with Endospan were entered into concurrently and had certain terms that are interrelated. In our evaluation of the initial relative fair value of each of the Endospan agreements to determine the amount to record, we utilized discounted cash flows to estimate the fair market value for the Endospan Loan and for the Endospan Distribution Agreement. We estimated the fair value of the Endospan Option Agreement utilizing the Monte Carlo simulation. Inputs in our valuation of the Endospan agreements included cash payments and anticipated payments based on the executed agreements with Endospan, projected discounted cash flows in connection with the Endospan transaction, our expected internal rate of return and discount rates, and our assessed probability and timing of receipt of certification of certain approvals and milestones in obtaining FDA approval. Based on the initial fair value of the Endospan Loan and the relative fair values of the Endospan Distribution Agreement and Endospan Option Agreement, we recorded the Endospan Loan value of $358,000 and the Endospan Option Agreement of $4.8 million in Other long-term assets in the Summary Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. We recorded the Endospan Distribution Agreement of $8.2 million and $9.8 million in Other Intangibles, net in the Summary Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.

We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics, and adjust the amount recorded to its current fair market value at each reporting period. We performed an assessment of the fair value of the Endospan Loan as of June 30, 2020 and concluded that an adjustment to the fair value as a result of this assessment was not material.

3. Financial Instruments

The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

June 30, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,481	$--	$--	$11,481
Restricted securities:
Money market funds	491	--	--	491
Endospan loan	--	--	358	358
Total assets	$11,972	$--	$358	$12,330

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,472	$--	$--	$1,472
Restricted securities:
Money market funds	528	--	--	528
Endospan loan	--	--	358	358
Total assets	$2,000	$--	$358	$2,358

We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds. We recorded the Endospan Loan, classified as Level 3, as a result of an agreement with Endospan in September 2019. See Note 2 for further discussion of the Endospan Loan. Changes in fair value of Level 3 assets are listed in the table below (in thousands):

Endospan Loan
Balance as of December 31, 2019	$358
Change in valuation of Endospan Loan	--
Balance as of June 30, 2020	$358

4. Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and restricted securities (in thousands):

		Unrealized	Estimated
		Holding	Market
June 30, 2020	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$11,481	$--	$11,481
Restricted securities:
Money market funds	491	--	491
Total	$11,972	$--	$11,972

		Unrealized	Estimated
		Holding	Market
December 31, 2019	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$1,472	$--	$1,472
Restricted securities:
Money market funds	528	--	528
Total	$2,000	$--	$2,000

As of June 30, 2020 and December 31, 2019 certain money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating primarily to international tax obligations.

There were no gross realized gains or losses on cash equivalents and restricted securities in the three and six months ended June 30, 2020 and 2019. As of June 30, 2020 $491,000 of our restricted securities had a maturity date within three months. As of December 31, 2019 $528,000 of our restricted securities had a maturity date within three months.

5. Inventories and Deferred Preservation Costs

Inventories at June 30, 2020 and December 31, 2019 were comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials and supplies	$25,828	$21,180
Work-in-process	6,927	5,127
Finished goods	29,953	26,764
Total inventories	$62,708	$53,071

Deferred preservation costs at June 30, 2020 and December 31, 2019 were comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
Cardiac tissues	$16,393	$15,365
Vascular tissues	18,415	17,186
Total deferred preservation costs	$34,808	$32,551

To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and both On-X heart valves and JOTEC products at international hospital locations. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of June 30, 2020 we had $12.5 million in consignment inventory, with approximately 49% in domestic locations and 51% in international locations. As of December 31, 2019 we had $12.0 million in consignment inventory, with approximately 51% in domestic locations and 49% in international locations.

6. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of June 30, 2020 and December 31, 2019 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Goodwill	$186,349	$186,697
In-process R&D	2,183	2,190
Procurement contracts and agreements	2,013	2,013
Trademarks	765	844

We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future. We believe that our trademarks have indefinite useful lives as we currently anticipate that our trademarks will contribute to our cash flows indefinitely.

We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of June 30, 2020 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.

As of June 30, 2020 and December 31, 2019 our entire goodwill balance was related to our Medical Devices segment.

Medical Devices Segment
Balance as of December 31, 2019	$186,697
Revaluation of goodwill denominated in foreign currency	(348)
Balance as of June 30, 2020	$186,349

Definite Lived Intangible Assets

As of June 30, 2020 and December 31, 2019 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands):

	Gross Carrying	Accumulated	Amortization
June 30, 2020	Value	Amortization	Period
Acquired technology	$139,867	$28,932	11	–	22	Years
Customer lists and relationships	31,124	7,338	13	–	22	Years
Distribution and manufacturing rights and know-how	13,796	4,060	5	–	15	Years
Patents	3,800	3,098			17	Years
Other	2,452	753	4	–	10	Years

	Gross Carrying	Accumulated	Amortization
December 31, 2019	Value	Amortization	Period
Acquired technology	$140,193	$24,778	11	–	22	Years
Customer lists and relationships	31,131	6,581	13	–	22	Years
Distribution and manufacturing rights and know-how	13,826	3,005	5	–	15	Years
Patents	3,664	3,074			17	Years
Other	1,919	608	3	–	5	Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on our Summary Consolidated Statement of Operations and Comprehensive (Income) Loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amortization expense	$3,000	$2,557	$6,033	$5,136

As of June 30, 2020 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder
	of 2020	2021	2022	2023	2024	2025	Total
Amortization expense	$6,169	12,440	11,894	11,368	11,141	9,147	$62,159

7. Income Taxes

Income Tax Expense

Our effective income tax rate was a benefit of 23% and 20% for the three and six months ended June 30, 2020, respectively, as compared to a benefit of 3% and 133% for the three and six months ended June 30, 2019, respectively. The change in the tax rate for the three and six months ended June 30, 2020 is primarily due to a change in pre-tax book loss, as well as a reduction in the excess tax benefit related to stock compensation for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019.

The income tax rate for the three and six months ended June 30, 2020 was favorably impacted by excess tax benefit deductions related to stock compensation, the research and development tax credit, and losses in high rate jurisdictions. These factors were partially offset by the unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

The income tax rate for the three and six months ended June 30, 2019 was favorably impacted by excess tax benefit deductions related to stock compensation, the research and development tax credit, and losses in high rate jurisdictions. These factors were partially offset by the unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

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

As of June 30, 2020 we maintained a total of $3.6 million in valuation allowances against deferred tax assets, primarily related to state and foreign net operating loss carryforwards, and a net deferred tax liability of $23.5 million. As of December 31, 2019 we maintained a total of $3.2 million in valuation allowances against deferred tax assets, primarily related to state and foreign net operating loss carryforwards, and a net deferred tax liability of $20.4 million.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the novel coronavirus disease (“COVID-19”) pandemic, the U.S. government enacted the CARES Act on March 27, 2020. The CARES Act provides various forms of relief and assistance to U.S. businesses. The Company recorded a reduction to income taxes payable and deferred tax assets of approximately $1.3 million for the anticipated change to the 2019 Section 163(j) interest expense deduction limitation. The Company will continue to analyze the impact of the CARES Act as interpretations are published.

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

Supplemental consolidated balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Operating leases:	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$27,523	$27,007
Accumulated amortization	(7,516)	(5,013)
Operating lease right-of-use assets, net	$20,007	$21,994

Current maturities of operating leases	$5,522	$5,487
Non-current maturities of operating lease	15,797	17,918
Total operating lease liabilities	$21,319	$23,405

Finance leases:
Property and equipment, at cost	$7,078	$7,161
Accumulated amortization	(1,542)	(1,279)
Property and equipment, net	$5,536	$5,882

Current maturities of finance leases	$581	$597
Non-current maturities of finance leases	5,111	5,415
Total finance lease liabilities	$5,692	$6,012

Weighted average remaining lease term (in years):
Operating leases	5.3	5.5
Finance leases	10.2	10.6

Weighted average discount rate:
Operating leases	5.3%	5.4%
Finance leases	2.0%	2.0%

Current maturities of finance leases are included as a component of Accrued Expenses and Other and non-current maturities of finance leases are included as a component of Other Long-Term Liabilities on our Summary Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, Administrative, and Marketing Expenses on our Summary Consolidated Statements of Operations and Comprehensive (Income) Loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amortization of property and equipment	$161	$209	$323	$420
Interest expense on finance leases	29	31	58	63
Total finance lease expense	190	240	381	483
Operating lease expense	1,769	1,589	3,518	3,153
Sublease income	(226)	(226)	(452)	(452)
Total lease expense	$1,733	$1,603	$3,447	$3,184

A summary of our supplemental cash flow information is as follows (in thousands):

	Six Months Ended	Six Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	June 30, 2020	June 30, 2019
Operating cash flows for operating leases	$3,556	$3,311
Financing cash flows for finance leases	300	350
Operating cash flows for finance leases	59	64

Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance	Operating	Sublease
	Leases	Leases	Income
Remainder of 2020	$351	$3,150	$452
2021	657	6,564	905
2022	611	4,098	306
2023	610	2,701	--
2024	608	2,646	--
Thereafter	3,454	5,104	--
Total minimum lease payments	$6,291	$24,263	$1,663
Less amount representing interest	(599)	(2,944)
Present value of net minimum lease payments	5,692	21,319
Less current maturities	(581)	(5,522)
Lease liabilities, less current maturities	$5,111	$15,797

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

In October 2018 we finalized an amendment to the Credit Agreement to reprice interest rates, resulting in a reduction in the interest rate margins over base rates on the Term Loan Facility. The loan under the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. Prior to the repricing, the optional floating annual rate was equal to either the base rate plus a margin of 3.00%, or LIBOR, plus a margin of 4.00%. The loan under the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR, plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment event of default or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of June 30, 2020 the aggregate interest rate was 4.25% per annum. We are obligated to pay an unused commitment fee equal to 0.50% of the unutilized portion of the revolving loans. In addition, we are also obligated to pay other customary fees for a credit facility of this size and type.

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

In March 2020 as a precautionary measure to increase cash and maintain maximum financial flexibility during the current uncertainty in global markets resulting from the COVID-19 pandemic, we borrowed the entire amount available under our $30.0 million Revolving Credit Facility at an aggregate interest rate of 5.20%. On June 29, 2020 we used the net proceeds from the issuance of Convertible Senior Notes, as discussed below, to repay the $30.0 million outstanding under our Revolving Credit Facility.

On April 29, 2020 we entered into an amendment to our Credit Agreement. As part of the amendment we obtained a waiver of our maximum first lien net leverage ratio covenant through the end of 2020. In addition, the amendment to our Credit Agreement provides that EBITDA, for covenant testing purposes, in each quarter of 2020 will be deemed equal to a fixed value equal to our bank covenant EBITDA in the fourth quarter of 2019, when our first lien net leverage was 3.4x. As a result of these changes, we are subject to a new minimum liquidity covenant. We are also subject to restrictions on certain payments, including cash dividends. We are required to maintain a minimum liquidity of at least $12.0 million as of the last day of any month in 2020, and as of the last day of any quarter through the third quarter of 2021 when our Revolving Credit Facility is drawn in excess of 25% (or $7.5 million) of the amount available as of the last day of any fiscal quarter during that period. Beginning in 2021, if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable.

Convertible Senior Notes

On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% convertible senior notes with a maturity date of July 1, 2025 (“Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. Our current intent is to settle in cash the principal amount outstanding and any note conversion value over the principal amount with shares of our Common Stock. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the treasury stock method for assumed conversion of the Convertible Senior Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.

The conversion feature of the Convertible Senior Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $16.4 million in additional paid-in-capital during the three months ended June 30, 2020. The interest expense recognized on the Convertible Senior Notes during the three months ended June 30, 2020, includes approximately $156,000 in aggregate for the contractual coupon interest, the accretion of the debt discount, and the amortization of the debt issuance costs. The effective interest rate on the Convertible Senior Notes is 4.25%, which includes the contractual coupon interest, accretion of the debt discount, and amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually.

Holders of the Convertible Senior Notes may convert their notes at their option at any time prior to January 1, 2025 but only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the conversion rate on each such trading day; (iii) we give a notice of redemption with respect to any or all of the notes, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after January 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances.

We cannot redeem the Convertible Senior Notes before July 5, 2023. We can redeem them on or after July 5, 2023, in whole or in part, at our option, if the last reported sale price per share of our Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of its other securities. As of June 30, 2020, we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes. We have used a portion of the proceeds to pay off the $30.0 million outstanding under our Revolving Credit Facility and anticipate using the remaining funds for general corporate purposes.

Government Supported Bank Debt

In June 2015 JOTEC obtained two loans from Sparkasse Zollernalb, which are government sponsored by the Kreditanstalt für Wiederaufbau Bank (“KFW”). Both KFW loans have a term of nine years and the interest rates are 2.45% and 1.40%, respectively.

Loan Balances

The short-term and long-term balances of our term loan and other long-term borrowings were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Term loan balance	$219,375	$220,500
Convertible senior notes	77,790	--
2.45% Sparkasse Zollernalb (KFW Loan 1)	933	1,061
1.40% Sparkasse Zollernalb (KFW Loan 2)	1,470	1,615
Total loan balance	299,568	223,176
Less unamortized loan origination costs	(9,484)	(7,441)
Net borrowings	290,084	215,735
Less short-term loan balance	(1,138)	(1,164)
Long-term loan balance	$288,946	$214,571

Interest Expense

Interest expense was $3.7 million and $7.0 million for the three and six months ended June 30, 2020, as compared to $3.8 million and $7.7 million for the three and six months ended June 30, 2019. Interest expense includes interest on debt and uncertain tax positions in both periods.

10. Commitments and Contingencies

Liability Claims

Our estimated unreported loss liability was $1.9 million as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the related recoverable insurance amounts were $996,000 and $935,000, respectively. We accrue our estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and record the related recoverable insurance amount as a component of other long-term assets, as appropriate. Further analysis indicated that the estimated liability as of June 30, 2020 could have been as high as $3.8 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

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

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate Premarket Approval (“PMA”) submission to the FDA in the fourth quarter of 2020.

As of June 30, 2020 we had $1.5 million in prepaid royalties, $1.9 million in intangible assets, net, and $1.2 million in property and equipment, net, on our Summary Consolidated Balance Sheets related to the PerClot product line. If we do not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

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

•CardioGenesis Cardiac Laser Console Trials and Sales – CardioGenesis cardiac trialed laser consoles are delivered under separate agreements.

For the three and six months ended June 30, 2020 and 2019 the sources of revenue were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Domestic hospitals	$30,228	$36,344	$66,564	$71,955
International hospitals	16,135	22,532	35,872	43,102
International distributors	7,244	10,365	17,489	19,975
CardioGenesis cardiac laser therapy	164	1,898	275	3,612
Total sources of revenue	$53,771	$71,139	$120,200	$138,644

Also see segment disaggregation information in Note 14 below.

Contract Balances

We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra DESIGN ENGINEERING product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of June 30, 2020 and 2019.

We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of June 30, 2020 and 2019 was not material.

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

Equity Grants

During the six months ended June 30, 2020 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 312,000 shares and had an aggregate grant date market value of $7.9 million. The PSUs granted in 2020 represent the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2020 is based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2020 calendar year.

During the six months ended June 30, 2019 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees, and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 492,000 shares and had an aggregate grant date market value of $14.6 million. Two types of PSUs were granted in 2019, an annual grant with a one year performance period (“Annual PSU”) and a special Long-Term Incentive Program PSU grant (“LTIP”), which has multiple performance periods over a five year period. If the highest performance threshold were met, the Annual PSU granted in 2019 represented the right to receive up to 150% of the target number of shares of common stock. The performance component of the Annual PSU awards granted in 2019 was based on attaining specified levels of adjusted earnings before interest, taxes, depreciation, and amortization, (“EBITDA”), as defined in the Annual PSU grant documents, for the 2019 calendar year. The Annual PSU granted in 2019 earned approximately 83% of the target number of shares. If the highest performance thresholds were met, the PSUs granted in 2019 under the LTIP represent the right to receive up to 288%, and up to 192% for a certain key executive, of the target number of shares of common stock. The performance component of the LTIP awards granted in 2019 is based on attaining specified levels of adjusted revenue growth and gross margin, as defined in the LTIP grant document, for the years 2019 through 2023. The first performance period under the LTIP will not conclude until December 31, 2021.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 212,000 and 169,000 shares to certain Company officers during the six months ended June 30, 2020 and 2019, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 30,000 shares and 24,000 shares in the six months ended June 30, 2020 and 2019, respectively, through the ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Stock Options	ESPP	Stock Options	ESPP
Expected life	N/A	0.5 Years	5.0 Years	0.5 Years
Expected stock price volatility	N/A	0.31	0.35	0.31
Risk-free interest rate	N/A	1.57%	1.41%	1.57%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
RSA, RSU, and PSU expense	$2,049	$1,936	$4,205	$3,446
Stock option and ESPP expense	632	502	1,165	973
Total stock compensation expense	$2,681	$2,438	$5,370	$4,419

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $171,000 and $296,000 in the three and six months ended June 30, 2020, and $168,000 and $300,000 in the three and six months ended June 30, 2019, of the stock compensation expense into our inventory costs and deferred preservation costs.

As of June 30, 2020 we had total unrecognized compensation costs of $14.6 million related to RSAs, RSUs, and PSUs and $3.0 million related to unvested stock options. As of June 30, 2020 this expense is expected to be recognized over a weighted-average period of 2.2 years for PSUs, 2.1 years for stock options, 1.9 years for RSUs, and 1.5 years for RSAs.

13. (Loss) Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic (loss) income per common share	2020	2019	2020	2019
Net (loss) income	$(3,689)	$2,832	$(10,354)	$2,535
Net income (loss) allocated to participating securities	24	(19)	73	(18)
Net (loss) income allocated to common shareholders	$(3,665)	$2,813	$(10,281)	$2,517

Basic weighted-average common shares outstanding	37,520	37,156	37,455	36,968
Basic (loss) income per common share	$(0.10)	$0.08	$(0.27)	$0.07

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Diluted (loss) income per common share	2020	2019	2020	2019
Net (loss) income	$(3,689)	$2,832	$(10,354)	$2,535
Net income (loss) allocated to participating securities	24	(18)	73	(18)
Net (loss) income allocated to common shareholders	$(3,665)	$2,814	$(10,281)	$2,517

Basic weighted-average common shares outstanding	37,520	37,156	37,455	36,968
Effect of dilutive stock options and awards	--	682	--	821
Diluted weighted-average common shares outstanding	37,520	37,838	37,455	37,789
Diluted (loss) income per common share	$(0.10)	$0.07	$(0.27)	$0.07

We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. Accordingly, for the three and six months ended June 30, 2020 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss. For the three and six months ended June 30, 2019, stock options to purchase a weighted-average of 158,000 and 105,000 shares, respectively were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding.

14. Segment Information

We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue, JOTEC, On-X, CardioGenesis cardiac laser therapy, PerClot, and PhotoFix. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues and NeoPatch. There are no intersegment revenues.

The primary measure of segment performance, as viewed by our management, is segment gross margin or net external revenues less cost of products and preservation services. We do not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Medical devices	$37,268	$51,168	$83,688	$99,569
Preservation services	16,503	19,971	36,512	39,075
Total revenues	53,771	71,139	120,200	138,644

Cost of products and preservation services:
Medical devices	10,040	14,489	23,080	28,315
Preservation services	7,841	9,684	17,059	19,090
Total cost of products and preservation services	17,881	24,173	40,139	47,405

Gross margin:
Medical devices	27,228	36,679	60,608	71,254
Preservation services	8,662	10,287	19,453	19,985
Total gross margin	$35,890	$46,966	$80,061	$91,239

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Products:
BioGlue	$12,437	$17,933	$29,174	$35,155
JOTEC	13,174	17,208	28,642	33,162
On-X	10,116	12,410	22,318	24,141
PhotoFix	880	935	1,922	1,665
PerClot	497	784	1,357	1,834
CardioGenesis cardiac laser therapy	164	1,898	275	3,612
Total products	37,268	51,168	83,688	99,569

Preservation services:
Cardiac tissue	8,061	10,500	18,079	19,430
Vascular tissue	8,396	9,471	18,372	19,645
NeoPatch	46	--	61	--
Total preservation services	16,503	19,971	36,512	39,075

Total revenues	$53,771	$71,139	$120,200	$138,644

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements give our expectations or forecasts of future events as of the date of this Form 10-Q. In some cases, words such as “could,” “may,” “might,” “will,” “would,” “shall,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future,” “assume,” and variations of these types of words or other similar expressions identify forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this Form 10-Q.

All statements included herein, other than statements of historical facts, that address activities, events, or developments that we expect or anticipate will or may occur in the future, or that reflect our beliefs about the future and/or expectations, are forward-looking statements, including statements about the following:

•Our expectations regarding the potential impacts of the COVID-19 pandemic on our business operations, cash flow, business development, employees, and research and development projects, including clinical research projects;

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

•Our belief that our cash from operations and existing cash and cash equivalents, including the entire amount available under our Revolving Credit Facility and the remaining proceeds from our Convertible Senior Notes, will enable us to meet our current operational liquidity needs for at least the next twelve months, our expectations regarding future cash requirements, and the impact that our cash requirements might have on our cash flows for the next twelve months;

•Our expectation regarding the impact on cash flows of undertaking significant business development activities and the potential need to obtain additional borrowing capacity or financing;

•Our expectations regarding the possible benefits to us of the Coronavirus Aid, Relief, and Economic Security Act or “CARES Act”;

•Our belief that we will incur expenses for research and development projects, including for clinical research projects to gain regulatory approvals for products or indications, including JOTEC, On-X, PerClot, and BioGlue products, and for research and development for new products;

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

These and other forward-looking statements reflect the views of management at the time such statements are originally made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially and adversely from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described under Part II, Item 1A, “Risks Factors” in this Form 10-Q and elsewhere throughout this report, the risks described under Part II, Item 1A, “Risk Factors in our Form 10-Q for the quarter ended March 31, 2020 and elsewhere throughout that report, the risks described under in Part I, Item 1A, “Risks Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere throughout that report, and other risks which we may not be able to identify in advance, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim, any duty to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”) is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: BioGlue® Surgical Adhesive products (“BioGlue”), JOTEC stent grafts and surgical products, On-X mechanical heart valves and surgical products, and implantable cardiac and vascular human tissues. In addition to these four major product families, we sell or distribute PhotoFixTM bovine surgical patch, PerClot® hemostatic powder, CardioGenesis cardiac laser therapy, and NeoPatch chorioamniotic allograft.

We reported quarterly revenues of $53.8 million for the three months ended June 30, 2020, a 24% decrease from the three months ended June 30, 2019, primarily due to decreases in revenues from all products and preservation services due to the effect of COVID-19 on the number of procedures in which our products are used.

See the “Results of Operations” section below for additional analysis of the three and six months ended June 30, 2020.

Effects of COVID-19

In December 2019 an outbreak of a respiratory illness caused by a new coronavirus named “2019-nCoV” (“COVID-19”) was detected, and by March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a “pandemic.”

Because of the uncertainty created by the COVID-19 pandemic, as well as the potential social and economic impacts of COVID-19 upon the markets in which we operate and the resulting impact on our results of operations and cash flows, we have reevaluated the need for, and timing of, certain expenses and have taken pre-emptive steps to reduce spending. These steps have included implementing hiring restrictions; imposing senior management cash salary reductions, in exchange for cash payments in the second quarter of 2021; requiring our Board of Directors to accept CryoLife stock instead of cash compensation for a six month period; deferring management merit increases; reducing most discretionary spending; reducing capital expenditures; and reducing spending on certain research and development projects, including clinical research projects.

We have implemented specific protocols to minimize workplace exposures to COVID-19 by our employees, and we have been able to, and expect to, continue to operate all manufacturing sites at near full production to supply our customers.

We have implemented remote work arrangements for employees we deem able to do so and have restricted business travel, each since mid-March, and to date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, or disclosure controls and procedures.

As a precautionary measure to increase cash and maintain maximum financial flexibility during the current uncertainty in global markets resulting from the COVID-19 pandemic, we borrowed the entire amount available under our $30.0 million revolving credit facility during the first quarter of 2020, which we subsequently repaid from the proceeds of our $100.0 million aggregate principal amount convertible senior notes (“Convertible Senior Notes”). See the “Liquidity and Capital Resources” identified in Part I, Item 2 of this form 10-Q for further detail of this transaction.

We are monitoring the impact of the COVID-19 pandemic on our business, and we expect that it will continue to negatively impact our business and results of operations for at least the third quarter of 2020 and potentially beyond.  We experienced the most severe impact of COVID-19 on our revenues to date in April of the second quarter 2020 followed by some sequential recovery in May and June. The extent to which our operations and employees will be impacted by the pandemic in the third quarter of 2020 and beyond will depend largely on future developments, including further increases in COVID-19 cases in key markets and the impact of COVID-19 on procedure volumes involving our products, including patients’ willingness to undergo procedures even when the number of COVID-19 cases flattens out or decreases. These future developments remain uncertain and difficult to predict. New information is continually emerging regarding the severity of the pandemic and the various government, regulatory, expert, and recommended actions to contain it or address its impact.

See the “Risk Factors” identified in Part II, Item 1A of this form 10-Q for risks related to COVID-19.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2019. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the three and six months ended June 30, 2020 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements

See Note 1 of “Notes to Summary Consolidated Financial Statements” identified in Part I, Item I of this form 10-Q for further discussion of new accounting standards that have been adopted.

Results of Operations

(Tables in thousands)

Revenues

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Three Months Ended		From Prior	Three Months Ended
	June 30,		Year	June 30,
	2020	2019		2020	2019
Products:
BioGlue	$12,437	$17,933	-31%	23%	25%
JOTEC	13,174	17,208	-23%	24%	24%
On-X	10,116	12,410	-18%	19%	18%
PhotoFix	880	935	-6%	2%	1%
PerClot	497	784	-37%	1%	1%
CardioGenesis cardiac laser therapy	164	1,898	-91%	0%	3%
Total products	37,268	51,168	-27%	69%	72%

Preservation services:
Cardiac tissue	8,061	10,500	-23%	15%	15%
Vascular tissue	8,396	9,471	-11%	16%	13%
NeoPatch	46	--	100%	0%	0%
Total preservation services	16,503	19,971	-17%	31%	28%

Total	$53,771	$71,139	-24%	100%	100%

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Six Months Ended		From Prior	Six Months Ended
	June 30,		Year	June 30,
	2020	2019		2020	2019
Products:
BioGlue	$29,174	$35,155	-17%	24%	25%
JOTEC	28,642	33,162	-14%	24%	24%
On-X	22,318	24,141	-8%	19%	18%
PhotoFix	1,922	1,665	15%	2%	1%
PerClot	1,357	1,834	-26%	1%	1%
CardioGenesis cardiac laser therapy	275	3,612	-92%	0%	3%
Total products	83,688	99,569	-16%	70%	72%

Preservation services:
Cardiac tissue	18,079	19,430	-7%	15%	14%
Vascular tissue	18,372	19,645	-6%	15%	14%
NeoPatch	61	--	100%	0%	0%
Total preservation services	36,512	39,075	-7%	30%	28%

Total	$120,200	$138,644	-13%	100%	100%

Revenues decreased 24% and 13% for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019. The decrease in revenues for the three months ended June 30, 2020 was primarily due to decreases in revenues from all products and preservation services. The decrease in revenues for the six months ended June 30, 2020 was primarily due to decreases in revenues from all products, except PhotoFix, and from preservation services. Excluding the effects for foreign exchange, revenues decreased 23% and 12% for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019. Revenues for the three and six months ended June 30, 2020 were negatively impacted by delays or cancellations in some surgical procedures as a result of reduced hospital capacity and hospital restrictions due to the COVID-19 pandemic, as well as patient reluctance to undergo procedures once the adverse impacts to capacity and restrictions were lessened. Revenue decreases during the second quarter of 2020 as compared to 2019 were larger in April with month over month sequentially smaller decreases in May 2020 and June 2020 as procedure volumes increased throughout the second quarter. A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2020 is presented below.

Products

Revenues from products decreased 27% and 16% for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019. The decrease was due to decreases in revenues from all products for the three months ended June 30, 2020. The decrease was due to decreases in revenues from all products except for PhotoFix for the six months ended June 30, 2020. A detailed discussion of the changes in product revenues for BioGlue, JOTEC, On-X, PhotoFix, PerClot, and CardioGenesis cardiac laser therapy is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars, with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, the U.S. Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into U.S. Dollars. For the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, the U.S. Dollar strengthened in comparison to major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into U.S. Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of these goods in their local currencies.

BioGlue

BioGlue is used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).

Revenues from the sales of BioGlue decreased 31% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was primarily due to a 33% decrease in volume of milliliters sold, which decreased revenues by 31%, and the effect of foreign exchange rates, which decreased revenues by 1%, partially offset by an increase in average sales prices, which increased revenues by 1%. Excluding the effects for foreign exchange, revenues decreased 30% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2020.

Revenues from the sales of BioGlue decreased 17% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease was primarily due to a 18% decrease in volume of milliliters sold, which decreased revenues by 17%, and the effect of foreign exchange rates, which decreased revenues by 1%, partially offset by an increase in average sales prices, which increased revenues by 1%. Excluding the effects for foreign exchange, revenues decreased 16% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2020.

On a constant currency basis, revenues from sales of BioGlue decreased in the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 in North America and the European Economic Area, the Middle East, and Africa (collectively, “EMEA”) and to a lesser extent in the Asia Pacific and Latin America. These markets were impacted by a decrease in volume of milliliters sold in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 primarily due to delays and cancellations of surgical procedures due to the COVID-19 pandemic.

We are currently seeking regulatory approval for BioGlue in China, and if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues from BioGlue accounted for 54% and 51% of total BioGlue revenues for the three and six months ended June 30, 2020, respectively, and 48% and 51% of total BioGlue revenues for the three and six months ended June 30, 2019, respectively.

JOTEC

The JOTEC products are used in endovascular and open vascular surgery, as well as for the treatment of complex aortic arch and thoracic aortic diseases.

On September 11, 2019 CryoLife and its wholly-owned subsidiary JOTEC entered into exclusive distribution and loan agreements with Endospan Ltd. (“Endospan”), an Israeli corporation, under which JOTEC obtained exclusive distribution rights for Endospan’s NEXUS stent graft system (“NEXUS”) and accessories in certain countries in Europe. NEXUS revenues are included as a component of JOTEC revenues.

JOTEC revenues decreased 23% and 14% for the three and six months ended June 30, 2020, respectively as compared to the three and six months ended June 30, 2019.

JOTEC revenues, excluding original equipment manufacturing (“OEM”), decreased 23% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was primarily due to a 10% decrease in volume of units sold, which decreased revenues by 15%, a decrease in average sales price, which decreased revenues by 5%, and the effect of foreign exchange rates, which decreased revenues by 3%.

JOTEC revenues, excluding OEM, decreased 13% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease was primarily due to a change in the mix of volume sold, which decreased revenues by 7%, a decrease in average sales price, which decreased revenues by 3%, and the effect of foreign exchange rates, which decreased revenues by 3%.

On a constant currency basis, revenues for JOTEC, excluding OEM, decreased 20% and 9% in the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019. Revenues for the three and six months ended June 30, 2020 decreased in EMEA and Latin America primarily in direct markets due to the delay in surgical procedures due to the COVID-19 pandemic, offset by an increase in Asia Pacific due to growth in distributor markets. JOTEC OEM sales accounted for less than 1% of product revenues for both the three and six months ended June 30, 2020 and 2019.

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

On-X product revenues decreased 18% and 8% for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019.

On-X product revenues, excluding OEM, decreased 20% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was primarily due to a decrease in volume of units sold, which decreased revenues by 21% and the effect of foreign exchange rates, which decreased revenues by 1%, partially offset by an increase in in average sales prices, which increased revenues by 2%.

On-X product revenues, excluding OEM, decreased 8% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease was primarily due to a decrease in volume of units sold, which decreased revenues by 8%.

On a constant currency basis, On-X revenues, excluding OEM, decreased 20% and 8% in the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019. This decrease in the three months ended June 30, 2020 as compared to three months ended June 30, 2019 was primarily in EMEA and to a lesser extent in North America due to delays and cancellations in surgical procedures due to the COVID-19 pandemic, partially offset by an increase in Asia Pacific due to distributor buying patterns. The decrease in the six months ended June 30, 2020 as compared to six months ended June 30, 2019 was primarily in EMEA and, to a lesser extent, in Asia Pacific and North America due to delays and cancellations in surgical procedures due to the COVID-19 pandemic. On-X OEM sales accounted for less than 1% of product revenues for both the three and six months ended June 30, 2020 and 2019.

PhotoFix

PhotoFix revenues decreased 6% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was primarily due to a 17% decrease in units sold, which decreased revenues by 13%, partially offset by an increase in average sales prices, which increased revenues 7%.

PhotoFix revenues increased 15% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was primarily due to a 3% increase in units sold, which increased revenues by 8% and an increase in average sales prices, which increased revenues 7%.

The decrease in units sold for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 was due to a delay in surgical procedures due to COVID-19 pandemic. The increase in units sold for the six months ended June 30, 2020 was primarily due to an increase in the number of physicians who implant the product compared to the six months ended June 30, 2019 as this product continues to increase penetration in domestic and European markets. Additional increases in unit shipments for the six months ended June 30, 2020 were due to the introduction of a larger size PhotoFix patch in the second quarter of 2019.

PerClot

Revenues from the sale of PerClot decreased 37% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease in the three months ended June 30, 2020 was primarily due to a decrease in the volume of grams sold, which decreased revenues 32%, combined with a decrease in average sales prices, which decreased revenues by 3%, and the effect of foreign exchange rates, which decreased revenues by 2%.

Revenues from the sale of PerClot decreased 26% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease in the six months ended June 30, 2020 was primarily due to a decrease in the volume of grams sold, which decreased revenues 20%, combined with a change in average sales prices, which decreased revenues by 5%, and the effect of foreign exchange rates, which decreased revenues by 1%.

The decrease in volume for both the three and six months ended June 30, 2020 was primarily due to a decrease in sales of PerClot in EMEA due to delays and cancellations in surgical procedures due to the COVID-19 pandemic.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019, and we anticipate PMA submission to the FDA in the fourth quarter of 2020.

CardioGenesis Cardiac Laser Therapy

Revenues from our CardioGenesis cardiac laser therapy product line historically consisted primarily of sales of handpieces and, in certain periods, the sale of laser consoles. During the three and six months ended June 30, 2020, we did not have a supply of handpieces as our manufacturer of handpieces is unable to supply them until the FDA approves our supplier’s change in manufacturing location, pending our supplier’s resolution of several observations the FDA raised during a manufacturing site change inspection. We do not believe these observations relate to quality or safety. We will not have any handpieces available to ship until our supplier resolves these issues with the FDA. We currently anticipate resumption of supply during the second half of 2020.

Revenues from cardiac laser therapy decreased 91% and 92% for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019 as a result of this handpiece supply issue.

Cardiac laser therapy is generally used adjunctively with cardiac bypass surgery by a limited number of physicians who perform these procedures, which usage patterns can cause period over period revenue fluctuations.

Preservation Services

Preservation services primarily include revenues from the preservation of cardiac and vascular tissues. Revenues from preservation services decreased 17% and 7% for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019. The decrease was due to decreases in revenues from cardiac and vascular preservation services for the three and six months ended June 30, 2020. The detailed discussion of cardiac and vascular preservation services is presented below:

We continue to evaluate modifications to our tissue processing procedures in an effort to improve tissue processing throughput, reduce costs, and maintain quality across our tissue processing business. Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues for implant, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and six months ended June 30, 2020.

Cardiac Preservation Services

Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets.

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, decreased 23% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease during the three months ended June 30, 2020 was primarily due to a 20% decrease in unit shipments of cardiac tissues, which decreased revenues by 22%, and a decrease in average service fees, which decreased revenues by 1%.

Revenues from cardiac preservation services, decreased 7% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease during the six months ended June 30, 2020 was primarily due to a 6% decrease of unit shipments of cardiac tissues, which decreased revenues by 6%, and a decrease in average service fees, which decreased revenues by 1%.

The decrease in unit shipments for the three months ended June 30, 2020, was primarily due to a decrease in pulmonary valve shipments due to delays and cancellations in surgical procedures due to the COVID-19 pandemic. The decrease in unit shipments for six months ended June 30, 2020, was primarily due to a decrease in pulmonary and aortic valve shipments due to delays and cancellations in surgical procedures due to the COVID-19 pandemic, partially offset by an increase in cardiac patch shipments.

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

Revenues from vascular preservation services decreased 11% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was due to a 10% decrease in vascular tissue shipments, which decreased revenues by 9%, and a decrease in average service fees, which decreased revenues by 2%.

Revenues from vascular preservation services decreased 6% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease was due to a 7% decrease in vascular tissue shipments, which decreased revenues by 5% and a decrease in average service fees, which decreased revenues by 1%.

The decrease in shipments of vascular tissues for the three months ended June 30, 2020 was due to decreases in saphenous vein and to a lesser extent femoral vein, femoral artery, and aortoiliac artery shipments due to delays and cancellations in surgical procedures due to the COVID-19 pandemic. The decrease in shipments of vascular tissues for the six months ended June 30, 2020 was due to a decrease in femoral vein, femoral artery, and saphenous vein shipments due to delays and cancellations in surgical procedures due to the COVID-19 pandemic.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of products	$10,040	$14,489	$23,080	$28,315

Cost of products decreased 31% and 18% for three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019. Cost of products for the three and six months ended June 30, 2020 and 2019 included costs related to JOTEC, On-X, BioGlue, PhotoFix, PerClot, and CardioGenesis cardiac laser therapy products.

The decrease in cost of products for the three and six months ended June 30, 2020 was primarily due to a decrease in shipments.

Cost of Preservation Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of preservation services	$7,841	$9,684	$17,059	$19,090

Cost of preservation services decreased 19% and 11% for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three and six months ended June 30, 2020 primarily due to a decrease in the unit shipments of tissue.

Gross Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gross margin	$35,890	$46,966	$80,061	$91,239
Gross margin as a percentage of total revenues	67%	66%	67%	66%

Gross margin decreased 24% and 12% the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019 due to decreases in revenues in products and preservation services and a corresponding decrease in costs of products and preservation services. Gross margin as a percentage of total revenues increased in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, respectively, primarily due to a reduction in unit costs of products and tissues shipped during the three and six months ended June 30, 2020.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General, administrative, and marketing expenses	$32,288	$34,623	$71,290	$71,143
General, administrative, and marketing expenses	60%	49%	59%	51%
as a percentage of total revenues

General, administrative, and marketing expenses decreased 7% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, and were flat for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decreases in general, administrative, and marketing expenses for the three months ended June 30, 2020, were primarily due to decreased travel expenses from reduced and cancelled travel and reduced commissions due to the COVID-19 pandemic, partially offset by higher expenses to support our employee headcount.

Research and Development Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development expenses	$5,522	$5,841	$11,878	$11,389
Research and development expenses
as a percentage of total revenues	10%	8%	10%	8%

Research and development expenses decreased 5% for the three months ended June 30, 2020, as compared to June 30, 2019 and increased 4% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Research and development spending in the three and six months ended June 30, 2020 was primarily focused on clinical work to gain regulatory approval for On-X products, and to a lesser extent, to gain regulatory approval for JOTEC products. Research and development spending in the three and six months ended June 30, 2019 was primarily focused on clinical work with respect to our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S., as well as clinical trials to gain regulatory approvals for JOTEC and On-X products in certain markets and for new indications.

During the three months ended June 30, 2020 we reduced spending on research and development projects due to the COVID-19 pandemic. While we have reduced spending on research and development projects for the remainder of 2020 due to the COVID-19 pandemic, we nonetheless expect to incur expenses for clinical research projects to gain regulatory approvals for new products or indications, including JOTEC, On-X, PerClot, and BioGlue products, and to incur expenses for research and development for new products.

Interest Expense

Interest expense was $3.7 million and $7.0 million for the three and six months ended June 30, 2020, respectively, as compared to $3.8 million and $7.7 million for the three and six months ended June 30, 2019, respectively. Interest expense in the three and six months ended June 30, 2020 and 2019 included interest on debt and uncertain tax positions.

Other (Income) Expense, Net

Other income, net was $740,000 for the three months ended June 30, 2020 as compared to other expense, net of $185,000 for the three months ended June 30, 2019. Other expense, net was $2.9 million for the six months ended June 30, 2020, as compared to $262,000 for the six months ended June 30, 2019. Other income/expense primarily includes the realized and unrealized effects of foreign currency gains and losses.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(Loss) income before income taxes	$(4,766)	$2,739	$(12,901)	$1,089
Income tax benefit	(1,077)	(93)	(2,547)	(1,446)
Net (loss) income	$(3,689)	$2,832	$(10,354)	$2,535

Diluted (loss) income per common share	$(0.10)	$0.07	$(0.27)	$0.07
Diluted weighted-average common shares outstanding	37,520	37,838	37,455	37,789

We experienced a loss before income taxes for the three and six months ended June 30, 2020, as compared to income before income taxes for the three and six months ended June 30, 2019. The loss before income taxes for the three and six months ended June 30, 2020 was primarily due to decreases in revenues impacted by delays and cancellations in some surgical procedures as a result of reduced hospital capacity and hospital restrictions due to the COVID-19 pandemic as well as the fixed nature of certain of our operating expenses.

Our effective income tax rate was a benefit of 23% and 20% for the three and six months ended June 30, 2020, respectively, as compared to a benefit of 3% and 133% for the three and six months ended June 30, 2019, respectively. The change in the tax rate for the three and six months ended June 30, 2020 is primarily due to a change in pre-tax book loss, as well as a reduction in the excess tax benefit related to stock compensation for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019.

The income tax rate for the three and six months ended June 30, 2020 was favorably impacted by excess tax benefit deductions related to stock compensation, the research and development tax credit, and losses in high rate jurisdictions.  These factors were partially offset by the unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

The income tax rate for the three and six months ended June 30, 2019 was favorably impacted by excess tax benefit deductions related to stock compensation, research and development tax credit, and losses in high rate jurisdictions. These factors were partially offset by the unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

In response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various forms of relief and assistance to U.S. businesses. The Company recorded a reduction to income taxes payable and deferred tax assets of approximately $1.3 million for the anticipated change to the 2019 Section 163(j) interest expense deduction limitation. The Company will continue to analyze the impact of the CARES Act as interpretations are published.

We experienced a net loss and diluted loss per common share for three and six months ended June 30, 2020 as compared to a net income and diluted income per common share for the three and six months ended June 30, 2019. Net loss and diluted loss per common share for the three and six months ended June 30, 2020 was primarily due to an increase in loss before income taxes, as discussed above.

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

As a result of the uncertain impact of the COVID-19 pandemic and the resulting shifts of timing in some revenue, our historically observable seasonality of revenues may be obscured in 2020.

Liquidity and Capital Resources

Net Working Capital

As of June 30, 2020 net working capital (current assets of $287.1 million less current liabilities of $48.9 million) was $238.2 million, with a current ratio (current assets divided by current liabilities) of 6 to 1, compared to net working capital of $142.2 million and a ratio of 4 to 1 at December 31, 2019.

Overall Liquidity and Capital Resources

Our primary cash requirements for the six months ended June 30, 2020 were for general working capital needs, interest and principal payments under our Credit Agreement, defined below, and debt issuance costs under our Convertible Senior Notes, capital expenditures for facilities and equipment, and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.

We believe our cash from operations and existing cash and cash equivalents will enable us to meet our current operational liquidity needs for at least the next twelve months. Our future cash requirements are expected to include interest and principal payments under our Credit Agreement and Convertible Senior Notes (described in “Significant Sources and Uses of Liquidity” section below), expenditures for clinical trials, research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes and may include cash to fund business development activities including obligations in the Endospan agreements. These items may have a significant effect on our future cash flows during the next twelve months. Subject to the terms of our Credit Agreement, we may seek additional borrowing capacity or financing, pursuant to our current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If we undertake any further significant business development activity, we may need to finance such activities by obtaining additional debt financing or using a registration statement to sell equities. There can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us.

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

In March 2020 as a precautionary measure to increase cash and maintain maximum financial flexibility during the current uncertainty in global markets resulting from the COVID-19 pandemic, we borrowed the entire amount available under our $30.0 million Revolving Credit Facility at an aggregate interest rate of 5.20%. On June 29, 2020 we used some of the net proceeds from the issuance of Convertible Senior Notes to repay the $30.0 million outstanding under our Revolving Credit Facility.

On April 29, 2020 we entered into an amendment to our Credit Agreement. As part of the amendment we obtained a waiver of our maximum first lien net leverage ratio covenant through the end of 2020. In addition, the amendment to our Credit Agreement provides that EBITDA, for covenant testing purposes, in each quarter of 2020 will be deemed equal to a fixed value, equal to our bank covenant EBITDA in the fourth quarter of 2019, when our first lien net leverage was 3.4x. As a result of these changes, we are subject to a new minimum liquidity covenant. We are also subject to restrictions on certain payments, including cash dividends. We are required to maintain a minimum liquidity of at least $12.0 million as of the last day of any month in 2020, and as of the last day of any quarter through the third quarter of 2021 when our Revolving Credit Facility is drawn in excess of 25% (or $7.5 million) of the amount available as of the last day of any fiscal quarter during that period. Beginning in 2021, if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable.

On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025. The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. Our current intent is to settle in cash the principal amount outstanding and any note conversion value over the principal amount with shares of our Common Stock. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the treasury stock method for assumed conversion of the Convertible Senior Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.

The conversion feature of the Convertible Senior Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $16.4 million in additional paid-in-capital during the three months ended June 30, 2020. The interest expense recognized on the Convertible Senior Notes during the three months ended June 30, 2020, includes approximately $156,000 in aggregate for the contractual coupon interest, the accretion of the debt discount, and the amortization of the debt issuance costs. The effective interest rate on the Convertible Senior Notes is 4.25%, which includes the contractual coupon interest, accretion of the debt discount, and amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually.

Holders of the Convertible Senior Notes may convert their notes at their option at any time prior to January 1, 2025 but only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the conversion rate on each such trading day; (iii) we give a notice of redemption with respect to any or all of the notes, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after January 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances.

We cannot redeem the Convertible Senior Notes before July 5, 2023. We can redeem them on or after July 5, 2023, in whole or in part, at our option, if the last reported sale price per share of our Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of its other securities. As of June 30,

2020, we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes. We have used a portion of the proceeds to pay off the $30.0 million outstanding under our Revolving Credit Facility and anticipate using the remaining funds for general corporate purposes.

While we have reduced spending on some research and development projects for the remainder of 2020 due to the COVID-19 pandemic, we nonetheless expect to incur expenses for clinical research projects to gain regulatory approvals for new products or indications, including for JOTEC, On-X, PerClot, and BioGlue products, and to incur expenses for research and development for new products.

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

As of June 30, 2020 approximately 11% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash used by operating activities was $760,000 for the six months ended June 30, 2020, as compared to net cash provided by operating activities of $1.9 million for the six months ended June 30, 2019.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net (loss) income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2020 these non-cash items included $9.6 million in depreciation and amortization expenses and $5.1 million in non-cash compensation.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2020 these changes included unfavorable adjustments of $12.9 million due to an increase in inventory balances and deferred preservation costs and $3.4 million due to an increase in prepaid expenses and other assets, partially offset by $7.6 million due to the timing differences between recording receivables and the receipt of cash.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $4.5 million for the six months ended June 30, 2020, as compared to $3.6 million for the six months ended June 30, 2019 primarily due to capital expenditures in both years.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $96.2 million for the six months ended June 30, 2020, as compared to net cash used in financing activities of $824,000 for the six months ended June 30, 2019. The current year cash provided by financing activities was primarily due to the $100.0 million cash proceeds from the issuance of the Convertible Senior Notes partially offset by $3.6 million of debt issuance costs associated with these Convertible Senior Notes as described in the “Significant Sources and Uses of Liquidity” section above. During the six months ended June 30, 2020, we borrowed and subsequently repaid $30.0 million from the Revolving Credit Facility, as described in the “Significant Sources and Uses of Liquidity” section above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of June 30, 2020 were as follows (in thousands):

		Remainder of
	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations	$321,778	$1,389	2,779	2,779	2,779	211,842	100,210
Interest payments	61,734	4,696	13,599	13,411	13,305	12,460	4,263
Research obligations	25,330	4,405	8,783	7,495	4,195	452	--
Operating leases	24,263	3,150	6,564	4,098	2,701	2,646	5,104
Contingent payments	14,188	5,000	7,047	2,094	47	--	--
Purchase commitments	8,512	5,929	2,403	112	22	24	22
Finance leases	6,291	351	657	611	610	608	3,454
Total contractual obligations	$462,096	$24,920	$41,832	$30,600	$23,659	$228,032	$113,053

Our long-term debt obligations and interest payments above result from scheduled principal payments and anticipated interest payments related to our Credit Agreement, Convertible Senior Notes, and JOTEC governmental loans. Long-term debt obligations include $100.0 million aggregate principal of Convertible Senior Notes with a maturity date of July 1, 2025, of which $77.8 million has been recorded as long-term debt as of June 30, 2020 on the “Summary Consolidated Balance Sheets” included in Part I, Item 1 of this form 10-Q.

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

Capital Expenditures

Capital expenditures were $3.8 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively. Capital expenditures in the six months ended June 30, 2020 were primarily related to leasehold improvements needed to support our business, computer software, routine purchases of manufacturing and tissues processing equipment and computer and office equipment.

Risks and Uncertainties

See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $125.6 million as of June 30, 2020, and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility, Term Loan Facility, and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us in the six months ended June 30, 2020, affecting our cash and cash equivalents, restricted cash and securities, Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.

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

We have revenues and expenses that are denominated in foreign currencies. Specifically, a portion of our international BioGlue, On-X, PerClot, and JOTEC revenues are denominated in Euros, British Pounds, Swiss Francs, Polish Zlotys, Canadian Dollars, and Brazilian Reals, and a portion of our general, administrative, and marketing expenses are denominated in Euros, British Pounds, Swiss Francs, Polish Zlotys, Canadian Dollars, Brazilian Reals and Singapore Dollars. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the U.S. Dollar equivalent of net income from transactions conducted in other currencies. As a result, revenues and expenses could fluctuate related to a change in exchange rates.

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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2020, the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

An outbreak of respiratory illness caused by a novel coronavirus named “2019-nCoV” ( “COVID -19”) has resulted in millions of infections and continues to spread worldwide. On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a “pandemic.” In response, governments worldwide have undertaken significant efforts to contain COVID-19 and slow its spread, including various “shelter-in-place” and “stay-at-home” orders. In addition, hospitals and other healthcare providers have had to refocus their care on the surge of the COVID-19 cases and have postponed elective and non-emergent procedures, restricted access to these facilities, and in some cases cancelled elective procedures or re-allocated scarce resources to some critically ill patients. These efforts have impacted and could continue to impact our business activities, including the following activities:

•Our product sales. We have experienced an impact on revenues in the three months ending June 30, 2020, due to the COVID-19 pandemic. Although we experienced the most severe impact to our revenues in April of the second quarter 2020 followed by some sequential recovery in May and June, the extent to which our revenue will be impacted by the pandemic in the third quarter of 2020 and beyond will depend largely on future developments.

•Our business operations. We have taken several steps to address the impact of COVID-19 on our business operations. We have reevaluated the need for, and timing of, certain expenses and have taken pre-emptive steps to reduce spending. These spending reductions, however, might not be adequate and could potentially adversely impact our business operations or delay our recovery after the effects of the pandemic subside. We also have implemented specific protocols to minimize exposure to COVID-19 among all of our employees, including those working at our three primary manufacturing facilities. In addition, we have implemented remote work arrangements for employees we deem able to do so and have significantly restricted business travel to essential travel only. There can be no guarantee, however, that these arrangements will reduce the spread of COVID-19 among our employees and key personnel, potentially adversely impacting our business operations, or that these arrangements will not create additional risks, such a cyber security, productivity, internal controls, or employee attrition risks. Although we have not experienced a significant supply chain interruption to date, such an interruption could occur. In addition, the availability of tissue for processing could decrease as the pandemic persists.

•Our management of our indebtedness. As a precautionary measure to increase cash and maintain maximum financial flexibility during the COVID-19 pandemic, we borrowed the entire amount available under our $30.0 million secured revolving credit facility (“the Revolving Credit Facility”), increasing the level of our indebtedness and our repayment obligations. Subsequently, we issued $100.0 million aggregate principal amount of 4.25% convertible senior notes with a maturity date of July 1, 2025 (“Convertible Senior Notes”), a portion of which proceeds we used to repay the Revolving Credit Facility and the remainder of which proceeds we anticipate using for general corporate purposes. We have also reevaluated the need for and timing of certain expenses and have taken pre-emptive steps to reduce spending.  However, there can be no guarantee that these precautionary measures will provide us with all the liquidity we need going forward, particularly if the COVID-19 pandemic continues for an extended period of time, grows in severity or has impacts on our supply chain or operations that we do not anticipate.

•Our research and development projects. We have reduced spending on research and development projects, including clinical research projects. These reductions could adversely impact future revenue, and additional reductions in spending might be required, further impacting future revenue. In addition, our ability to conduct our ongoing research and development projects in markets that are affected by COVID-19 has been, and could continue to be, adversely impacted. Enrollment and timelines for our clinical trials have been and might continue to be impacted as healthcare providers reprioritize resources and limit access to healthcare facilities or as patients decline to participate. In addition, COVID-19-related closures of government and regulatory agencies have slowed and might continue to slow the timelines for regulatory approvals.

If COVID-19 continues to spread, if efforts to contain COVID-19 continue or are unsuccessful, or if COVID-19 spreads among our employees or impacts our supply chain, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows. These future developments remain uncertain and difficult to predict but may intensify the impacts that we have already experienced. New information is continually emerging regarding the severity of the pandemic and the various government, regulatory, expert, and recommended actions to contain it or address its impact.

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

•Our ability to harness the JOTEC new product pipeline and research and development capabilities to drive long-term growth, including our ability to obtain Conformité Européene Mark product certification (“CE Mark”) for pipeline products;

•Our ability to drive gross margin expansion;

•Our ability to compete effectively;

•Our ability to carry, service, and manage significantly more debt and repayment obligations;

•Our ability to manufacture and supply sufficient JOTEC products to meet market demand; and

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

Tissue preservation services are a significant source of our revenues, accounting for 31% and 28% of revenues in the three months ended June 30, 2020 and 2019, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

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

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, accounting for 23% and 25% of revenues in the three months ended June 30, 2020 and 2019, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

•Changes to components in the BioGlue product, including in the delivery system, require regulatory approval, which, if delayed, could cause prolonged disruptions to our ability to supply BioGlue; and

•On June 13, 2019 our European Notified Body for BioGlue, Lloyd’s Register Quality Assurance Limited, which is headquartered in the U.K., informed us that it would no longer provide Notified Body services to companies in European Economic Area (“EEA”) effective September 2019. On July 5, 2019 the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) granted us a one-year grace period to transfer BioGlue (and PhotoFix) to a new Notified Body. Due to the Brexit transition period that currently is scheduled to end on December 31, 2020, and after which the MHRA will no longer be recognized as a competent authority in the European Union, we approached the governing German competent authority, the Regierungspraesidium-Tubingen (RP-T), to request an extension of the MHRA-granted grace period.  On June 4, 2020, the RP-T provided a letter granting an additional one-year extension of the grace period, until September 30, 2021, provided that we meet certain conditions similar to those required by MHRA, including the demonstration of adequate progress in the CE Mark certification process with our new Notified Body. If we are delayed or unsuccessful in transferring to a new Notified Body for BioGlue (and PhotoFix) in the EEA, or if we are otherwise unable to timely meet applicable regulatory requirements, we may be unable to place BioGlue (or PhotoFix) on the market in the EEA until the situation is resolved.

We are significantly dependent on our revenues from JOTEC and are subject to a variety of risks affecting them.

JOTEC is a significant source of our revenues, accounting for 24% of revenues in the three months ended June 30, 2020 and 2019. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

On-X is a significant source of our revenues, accounting for 19% and 18% of revenues in the three months ended June 30, 2020 and 2019, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

At the same time, European Notified Bodies have begun engaging in more rigorous regulatory enforcement activities and may continue to do so. For example, on November 22, 2016, our Notified Body for the On-X product line temporarily suspended the CE Mark for the On-X ascending aortic prosthesis (“AAP”), which has now returned to the market in the EEA. Further, in anticipation of MDR, Notified Bodies have declined to review routine submissions unless they are submitted in accordance with MDR, and they may continue to do so despite the postponement of MDR implementation. Our inability to timely adapt to these new requirements of our Notified Bodies could adversely impact our clearances and approvals, which could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

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

•Our ability to introduce and drive adoption of NEXUS in the European market, including our ability to manage the substantial requirements for product training, implant support, and proctoring for NEXUS procedures;

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

In 2010 and 2011, we entered into various agreements with SMI pursuant to which, among other things, we (i) may distribute PerClot in certain international markets and are licensed to manufacture PerClot in the U.S.; (ii) acquired some technology to assist in the production of a potentially key component in PerClot; and (iii) obtained the exclusive right to pursue, obtain, and maintain FDA Pre-Market Approval (“PMA”) for PerClot. We are currently conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S., and we completed enrollment in January 2019. We anticipate submission to the FDA during the fourth quarter of 2020. There is no guarantee, however, that we will obtain FDA approval when anticipated or at all. The estimated timing of regulatory approval for PerClot is based on factors beyond our control, including but not limited to, unforeseen scheduling difficulties and unfavorable results at various stages in the PMA application process. We may also decide to delay or terminate our pursuit of U.S. regulatory approval for PerClot at any time due to changing conditions at CryoLife, in the marketplace, or in the economy in general.

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

Our growth and profitability will depend, in part, upon our ability to complete development of, and successfully introduce, new products and services, or expand upon existing indications, which requires that we invest significant time and resources to obtain required regulatory approvals, including significant investment of time and resources into clinical trials and post-market clinical studies. Although we believe certain products and services under development may be effective in a particular application, we cannot be certain until we successfully execute on a clinical trial, and the results we obtain may be insufficient for us to obtain any required regulatory approvals or clearances. In addition, we must complete various post-market clinical studies to satisfy various regulatory and reimbursement requirements. These post-market clinical studies also require significant time and resources, and we cannot be certain that we will be able to successfully execute them or that the results we obtain will satisfy post-market regulatory and reimbursement requirements.

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

Regulatory enforcement activities regarding Ethylene Oxide, which is used to sterilize some of our products and components, could have a material, adverse impact on us.

Some of our products, including our On-X products are sterilized using ethylene oxide (“EtO”). Although we have a small-scale EtO facility in Austin, Texas, we rely primarily on large-scale EtO facilities to sterilize our products. In addition, some of our suppliers use, or rely upon third parties to use, EtO to sterilize some of our product components. Concerns about the release of EtO into the environment at unsafe levels have led to various regulatory enforcement activities against EtO facilities, including closures and temporary closures. For example, in February 2019, the Illinois Environmental Protection Agency issued an order to stop Sterigenics from using EtO at its Willowbrook, Illinois facility; Sterigenics subsequently announced that the facility would not reopen. The number of EtO facilities in the U.S. is limited, and any permanent or temporary closures or disruption to their operations could delay, impede, or prevent our ability to commercialize our products, which could materially, adversely affect our revenues, financial condition, profitability, and cash flows. In addition, any regulatory enforcement activities against us for our use of EtO could result in financial, legal, business, and reputational harm to us.

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

We are dependent on our key personnel.

Our business and future operating results depend in significant part upon the continued contributions of our key personnel, including qualified personnel with medical device and tissue processing experience, and senior management with experience in the medical device or tissue processing space, many of whom would be difficult to replace. Our business and future operating results, including production at our manufacturing and tissue processing facilities, also depend in significant part on our ability to attract and retain qualified management, operations, processing, marketing, sales, and support personnel for our operations. Our main facilities are in Kennesaw, Georgia; Austin, Texas; and Hechingen, Germany, where the local supply of qualified personnel in the medical device and tissue processing industries is limited. Competition for such personnel is intense, and we cannot ensure that we will be successful in attracting and retaining such personnel. If we lose any key employees to other employers or due to illness, death or retirement, if any of our key employees fail to perform adequately, or if we are unable to attract and retain skilled employees as needed, this could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

Future tax reform regulations could have a material, adverse impact on us.

The December 2017 tax reform legislation known as H.R. 1, commonly referred to as the "Tax Cuts and Jobs Act" ("the Tax Act"), made significant changes to U.S. federal income tax law. In response, the U.S. Treasury Department issued multiple significant proposed regulation packages to further interpret certain provisions of the Tax Act. As of June 30, 2020, certain significant proposed regulation packages have not yet been finalized. It is possible that when released in final form, these regulation packages could have a material tax impact on us. In addition, we continue to await responses from various state taxing jurisdictions on the impact of the Tax Act on their local taxing regimes. We will continue to monitor and account for the future impacts of federal regulatory and state guidance in the interim period in which such guidance is issued.

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

We rely upon a combination of sophisticated information technology systems and traditional recordkeeping to operate our business.  In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including, but not limited to, information about our business, personal information, intellectual property, and, in some instances, patient data).  We have also outsourced elements of our operations to third parties, including elements of our information technology systems and, as a result, we manage a number of independent vendor relationships with third parties who may or could have access to our confidential information.  Our information technology and information security systems and records are potentially vulnerable to security breaches, service interruptions, or data loss from inadvertent or intentional actions by our employees or vendors.  Our information technology and information security systems and records are also potentially vulnerable to malicious attacks by third parties.  Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of expertise and motives (including, but not limited to, financial crime, industrial espionage, and market manipulation).  In addition, due to the COVID-19 pandemic, we have implemented remote work arrangements for employees we deem able to do so, and those employees may use outside technology and systems that are vulnerable to security breaches, service interruptions, data loss or malicious attacks by third parties.

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

The implementation of new data privacy laws, including the General Data Protection Regulation in the European Union in May 2018, could adversely affect our business.

An increasing number of federal, state, and foreign laws and regulations, which can be enforced by private parties or governmental entities, are being promulgated and are constantly evolving. These privacy laws and regulations may include significant new requirements for companies that receive or process individual’s personal data (including company employees), which increases our operating costs and requires significant management time and energy. Many of these laws and regulations, including the European Union’s General Data Protection Regulation (“GDPR”) also include significant penalties for noncompliance. Although our personal data practices, policies, and procedures are intended to comply with GDPR and other data privacy laws and regulations, there can be no assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws, or that one or more of our employees or agents will not disregard the rules we have established. Any privacy related government enforcement activities may be costly to comply with, result in negative publicity, and subject us to significant penalties, any of which could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

       (c)  The following table provides information about purchases by us during the quarter ended June 30, 2020 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Total Number
			of Common Shares	Dollar Value
	Total Number of		Purchased as	of Common Shares
	Common Shares	Average Price	Part of Publicly	That May Yet Be
	and Common Stock	Paid per	Announced	Purchased Under the
Period	Units Purchased	Common Share	Plans or Programs	Plans or Programs
04/01/20 - 04/30/20	--	$--	--	$--
05/01/20 - 05/31/20	724	22.22	--	--
06/01/20 - 06/30/20	--	--	--	--
Total	724	22.22	--

The common shares purchased during the quarter ended June 30, 2020 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

Under our Credit Agreement, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 29, 2020, we filed Articles of Correction with the Florida Department of State (the “Department”) to correct a scrivener’s error contained in our Amended and Restated Articles of Incorporation (the “Articles”).  As most recently filed with the Department in 2019, the Articles inadvertently omitted the $0.01 par value of our common stock, which omission has been corrected under the Articles of Correction.  A complete copy of the Articles, as corrected, is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference in this Item 5.

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
4.2

Indenture, dated as of June 23, 2020, by and between CryoLife, Inc. and U.S. Bank National Association, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2020.)

4.3	Form of Note (included in Exhibit 4.2 above). (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 23, 2020.)
10.1*	Form of Salary Reduction Letter for the Company’s Senior Management Operating Team, dated April 24, 2020.
10.2*	Form of 2020 Non-Executive Director Restricted Stock Award Agreement.
10.3*

Second Amendment to Credit and Guaranty Agreement by and among CryoLife, Inc., CryoLife International, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., AuraZyme Pharmaceuticals, Inc., the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, dated as of April 29, 2020.

10.4

Purchase Agreement, dated as of June 18, 2020, by and between CryoLife, Inc. and Morgan Stanley & Co. LLC, as the initial purchaser. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2020.

31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101

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

July 31, 2020

------------------------

DATE