Form 10-Q
period 2020-09-30
CRYOLIFE INC
filed 2020-11-05
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2020
Common Stock, $0.01 par value	38,857,435

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CryoLife, Inc. and Subsidiaries

Summary Consolidated Statements of Operations and Comprehensive Income (Loss)

In Thousands, Except Per Share Data

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues:
Products	$45,109	$47,484	$128,797	$147,053
Preservation services	20,022	20,397	56,534	59,472
Total revenues	65,131	67,881	185,331	206,525

Cost of products and preservation services:
Products	12,998	12,706	36,078	41,021
Preservation services	9,001	9,953	26,060	29,043
Total cost of products and preservation services	21,999	22,659	62,138	70,064

Gross margin	43,132	45,222	123,193	136,461

Operating expenses:
General, administrative, and marketing	33,743	34,259	105,033	105,402
Research and development	5,755	6,259	17,633	17,648
Total operating expenses	39,498	40,518	122,666	123,050

Operating income	3,634	4,704	527	13,411

Interest expense	4,940	3,555	11,980	11,260
Interest income	(13)	(259)	(181)	(608)
Other expense, net	2,888	2,400	5,810	2,662

(Loss) income before income taxes	(4,181)	(992)	(17,082)	97
Income tax benefit	(1,311)	(858)	(3,858)	(2,304)

Net (loss) income	$(2,870)	$(134)	$(13,224)	$2,401

(Loss) income per common share:
Basic	$(0.08)	$(0.00)	$(0.35)	$0.06
Diluted	$(0.08)	$(0.00)	$(0.35)	$0.06

Weighted-average common shares outstanding:
Basic	37,912	37,255	37,608	37,065
Diluted	37,912	37,255	37,608	37,850

Net (loss) income	$(2,870)	$(134)	$(13,224)	$2,401
Other comprehensive income (loss):
Foreign currency translation adjustments	8,698	(8,017)	8,669	(8,803)
Comprehensive income (loss)	$5,828	$(8,151)	$(4,555)	$(6,402)

See accompanying Notes to Summary Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Summary Consolidated Balance Sheets

In Thousands

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,122	$33,766
Restricted securities	513	528
Trade receivables, net	46,911	52,940
Other receivables	2,520	2,921
Inventories	69,402	53,071
Deferred preservation costs	35,952	32,551
Prepaid expenses and other	14,279	11,613
Total current assets	233,699	187,390

Property and equipment, net	31,799	32,150
Operating lease right-of-use assets, net	19,438	21,994
Goodwill	253,995	186,697
Acquired technology, net	185,010	115,415
Other intangibles, net	40,697	42,319
Deferred income taxes	3,274	5,481
Other assets	14,288	14,208
Total assets	$782,200	$605,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,399	$9,796
Accrued compensation	11,644	12,260
Accrued procurement fees	4,057	4,362
Current maturities of operating leases	5,678	5,487
Current portion of long-term debt	1,165	1,164
Taxes payable	6,140	2,984
Accrued expenses	10,344	6,733
Other liabilities	4,240	2,409
Total current liabilities	53,667	45,195

Long-term debt	289,697	214,571
Deferred income taxes	24,813	25,844
Non-current maturities of operating leases	15,026	17,918
Deferred compensation liability	4,982	4,434
Contingent consideration	55,407	--
Other liabilities	12,842	11,996
Total liabilities	$456,434	$319,958

Commitments and contingencies

Shareholders' equity:
Preferred stock	--	--
Common stock (issued shares of 40,341 in 2020 and 39,018 in 2019)	403	390
Additional paid-in capital	316,394	271,782
Retained earnings	23,480	36,704
Accumulated other comprehensive income (loss)	80	(8,589)
Treasury stock at cost (shares of 1,484 in each of 2020 and 2019)	(14,591)	(14,591)
Total shareholders' equity	325,766	285,696

Total liabilities and shareholders' equity	$782,200	$605,654

See accompanying Notes to Summary Consolidated Financial Statements.

CryoLife, Inc. and Subsidiaries

Summary Consolidated Statements of Cash Flows

In Thousands

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Net cash flows from operating activities:
Net (loss) income	$(13,224)	$2,401

Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	14,818	13,257
Non-cash compensation	7,432	6,581
Non-cash lease expense	5,324	3,491
Change in fair value of long-term loan	4,949	--
Deferred income taxes	(4,916)	(1,064)
Non-cash interest expense	2,261	1,266
Other non-cash adjustments to net (loss) income	1,631	1,328

Changes in operating assets and liabilities:
Receivables	7,718	(4,496)
Inventories and deferred preservation costs	(19,744)	(3,864)
Prepaid expenses and other assets	(2,560)	(3,020)
Accounts payable, accrued expenses, and other liabilities	3,230	(1,113)
Net cash flows provided by operating activities	6,919	14,767

Net cash flows from investing activities:
Acquisition of Ascyrus, net of cash acquired	(59,643)	--
Payments for Endospan agreements	(5,000)	(15,000)
Capital expenditures	(5,171)	(5,222)
Other	(968)	(531)
Net cash flows used in investing activities	(70,782)	(20,753)

Net cash flows from financing activities:

Proceeds from issuance of convertible debt	100,000	--
Proceeds from revolving line of credit	30,000	--
Proceeds from financing insurance premiums	2,816	--
Proceeds from exercise of stock options and issuance of common stock	2,079	4,519
Repayment of revolving line of credit	(30,000)	--
Payment of debt issuance costs	(3,647)	--
Repayment of debt	(3,727)	(2,072)
Redemption and repurchase of stock to cover tax withholdings	(1,768)	(2,723)
Other	(463)	(560)
Net cash flows provided by (used in) financing activities	95,290	(836)

Effect of exchange rate changes on cash, cash equivalents, and restricted securities	(1,086)	1,763
Increase (decrease) in cash, cash equivalents, and restricted securities	30,341	(5,059)

Cash, cash equivalents, and restricted securities beginning of period	34,294	42,236
Cash, cash equivalents, and restricted securities end of period	$64,635	$37,177

See accompanying Notes to Summary Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Summary Consolidated Statements of Shareholders’ Equity

In Thousands

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	(Loss) Income	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2020	39,288	393	293,022	26,350	(8,618)	(1,484)	(14,591)	296,556
Net loss	--	--	--	(2,870)	--	--	--	(2,870)
Other comprehensive income:
Foreign currency translation adjustment	--	--	--	--	8,698	--	--	8,698
Comprehensive income								5,828
Stock Issued for Ascyrus Transaction	992	10	19,990	--	--	--	--	20,000
Equity compensation	6	--	2,518	--	--	--	--	2,518
Exercise of options	3	--	31	--	--	--	--	31
Employee stock purchase plan	54	--	873	--	--	--	--	873
Redemption and repurchase of stock to cover tax withholdings	(2)	--	(40)	--	--	--	--	(40)
Balance at September 30, 2020	40,341	$403	$316,394	$23,480	$80	(1,484)	$(14,591)	$325,766

.					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	(Loss) Income	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	39,018	390	271,782	36,704	(8,589)	(1,484)	(14,591)	$285,696
Net loss	--	--	--	(13,224)	--	--	--	(13,224)
Other comprehensive loss:
Foreign currency translation adjustment	--	--	--	--	8,669	--	--	8,669
Comprehensive loss								(4,555)
Stock Issued for Ascyrus Transaction	992	10	19,990	--	--	--	--	20,000
Equity component of the convertible note issuance	--	--	16,426	--	--	--	--	16,426
Equity compensation	273	3	7,885	--	--	--	--	7,888
Exercise of options	47	1	517	--	--	--	--	518
Employee stock purchase plan	84	--	1,561	--	--	--	--	1,561
Redemption and repurchase of stock to cover tax withholdings	(73)	(1)	(1,767)	--	--	--	--	(1,768)
Balance at September 30, 2020	40,341	$403	$316,394	$23,480	$80	(1,484)	$(14,591)	$325,766

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

See accompanying Notes to Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Notes to Summary Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Overview

The accompanying summary consolidated financial statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Summary Consolidated Balance Sheet as of December 31, 2019 has been derived from audited financial statements. The accompanying unaudited summary consolidated financial statements as of, and for the three and nine months ended, September 30, 2020 and 2019 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all the information and disclosures that are required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These summary consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020.

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

Not Yet Effective

In August 2020, the FASB issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASU 2020-06”) The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. We are in the process of evaluating the effect that the adoption of this standard will have on our financial position and results of operations.

2. Acquisition of Ascyrus

Overview

On September 2, 2020, we entered into a Securities Purchase Agreement (the “Ascyrus Agreement”) to acquire 100% of the outstanding equity interests of Ascyrus Medical LLC, (“Ascyrus”). Ascyrus is the developer of the Ascyrus Medical Dissection Stent (“AMDS”), the world’s first aortic arch remodeling device for use in the treatment of acute Type A aortic dissections.

Under the terms of the Ascyrus Agreement, we will pay an aggregate of up to $200.0 million in consideration, consisting of: (i) a cash payment of approximately $60.0 million and the issuance of $20.0 million in shares of CryoLife common stock, in each case, delivered at the closing of the acquisition, (ii) if the U.S. Food and Drug Administration (the “FDA”) approves an Investigational Device Exemption (“IDE”) application for the AMDS, a cash payment of $10.0 million and the issuance of $10.0 million in shares of CryoLife common stock, (iii) if the FDA approves a Premarket Approval (“PMA”) application submitted for the AMDS, a cash payment of $25.0 million, (iv) if regulatory approval of the AMDS is obtained in Japan on or before June 30, 2027, a cash payment of $10.0 million, (v) if regulatory approval of the AMDS is obtained in China on or before June 30, 2027, a cash payment of $10.0 million and (vi) a potential cash payment of up to $55.0 million (or up to $65.0 million to $75.0 million if the Japanese or Chinese approvals are not secured on or before June 30, 2027) calculated as two times the incremental worldwide sales of the AMDS (or any other acquired technology or derivatives of such acquired technology) outside of the European Union during the three-year period following the date the FDA approves a Premarket Approval application submitted for the AMDS.

Accounting for the Transaction

Upon closing of the acquisition on September 2, 2020, we paid $83.7 million consisting of $63.7 million in cash consideration, and $20.0 million in shares of CryoLife common stock. The number of shares issued was based on a 10-day moving volume weighted average closing price of a share of CryoLife common stock as of the date immediately prior to closing, resulting in an issuance of 991,800 shares of CryoLife common stock.

As part of the acquisition, we may be required to pay additional consideration in cash and equity up to $120.0 million to the former shareholders of Ascyrus upon the achievement of certain milestones and the sales-based additional earnout described above. The fair value of the total potential purchase consideration of $200.0 million was calculated to be $139.1 million, which includes total purchase consideration, as well as the contingent consideration liability discussed below. Our preliminary allocation of the purchase consideration was allocated to Ascyrus’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of September 2, 2020.

We recorded the contingent consideration liability of $55.4 million in Other long-term liabilities in the Summary Consolidated Balance Sheets, representing the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 4. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in operating expenses on the Summary Consolidated Statements of Operations and Comprehensive Income (Loss). Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, changes in the timing and amount of our revenue estimates, and changes in the timing and expectation of regulatory approvals.

We performed an assessment of the fair value of the contingent consideration as of September 30, 2020 and concluded that an adjustment to the fair value as a result of this assessment was not material.

We recorded $62.7 million of preliminary goodwill, that we expect to deduct for tax purposes, based on the amount by which the total purchase consideration price exceeded the fair value of the net assets acquired and liabilities assumed. Goodwill from this transaction has been allocated to our Medical Devices segment. The estimated allocation of assets acquired and liabilities assumed is based on the information available to us as of September 30, 2020. We are completing our procedures related to the purchase price allocation and if new information regarding these values is received that would result in a material adjustment to the values recorded, we will recognize the adjustment, which may include the recognition of additional expenses, impairments, or other allocation adjustments, in the period this determination is made.

The preliminary purchase consideration allocated as of September 2, 2020 consisted of the following (in thousands):

Consideration
Cash paid for acquisition	$63,660
Common stock issued	20,000
Contingent consideration	55,407
Fair value of total consideration	$139,067

Purchase Price Allocation
Cash and cash equivalents	$4,017
Intangible assets	72,600
Net other assets/liabilities acquired	(274)
Goodwill	62,724
Net assets acquired	$139,067

We incurred transaction costs of $618,000 and $677,000 for the three and nine months ended September 30, 2020, respectively, primarily related to the acquisition, which included, among other costs, expenses related to legal and professional fees. These costs were expensed as incurred and were primarily recorded as general, administrative, and marketing expenses on our Summary Consolidated Statements of Operations and Comprehensive Income (Loss).

Pro forma financial information related to the Ascyrus Agreement has not been provided as it is not material to our consolidated results of operations.

3. Agreements with Endospan

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

CryoLife also entered into a securities purchase option agreement (“Endospan Option Agreement”) with Endospan for $1.0 million paid in September 2019. The Endospan Option Agreement provides CryoLife the option to purchase all the outstanding securities of Endospan from Endospan’s securityholders at the time of acquisition, or the option to acquire all of Endospan’s assets, in each case, for a price between $350.0 and $450.0 million before, or within a certain period of time or after FDA approval of NEXUS, with such option expiring if not exercised within 90 days after receiving notice that Endospan has received approval from the FDA for NEXUS.

Loan Agreement

CryoLife and Endospan also entered into a loan agreement (“Endospan Loan”), dated September 11, 2019, in which CryoLife agreed to provide Endospan a secured loan of up to $15.0 million to be funded in three tranches of $5.0 million each.

The first tranche of the Endospan Loan was funded upon execution of the agreement in September 2019. During September 2020, we funded the second tranche payment of $5.0 million upon the certification of Investigational Device Exemption (“IDE”) approval from the FDA of NEXUS. The third tranche is required to be funded upon certification of enrollment of at least 50% of the required number of patients in the primary arm of the FDA approved clinical trial for NEXUS, in each case subject to Endospan’s continued compliance with the Endospan Loan and certain other conditions. If a termination fee becomes payable by Endospan under the Endospan Distribution Agreement, it will be added to the amount payable to CryoLife under the Endospan Loan.

Variable Interest Entity

We consolidate the results of a variable interest entity ("VIE") when it is determined that we are the primary beneficiary. Based on our evaluation of Endospan and the related agreements with Endospan, we determined that Endospan is a VIE. Although the arrangement with Endospan resulted in our holding a variable interest, it did not empower us to direct those activities of Endospan that most significantly impact the VIE economic performance. Therefore, we are not the primary beneficiary, and we have not consolidated Endospan into our financial results. Our payments to Endospan in September 2019 totaled $15.0 million which included a $9.0 million distribution fee, a $1.0 million securities purchase option, and $5.0 million for the first tranche of the Endospan Loan. An additional $5.0 million was funded as part of the second tranche payment described above. Our payments to date, including any loans, guarantees, and other subordinated financial support related to this VIE, totaled $20.0 million as of September 30, 2020, representing our maximum exposure to loss, and were not individually significant to our consolidated financial statements.

Valuation

The agreements with Endospan were entered into concurrently and had certain terms that are interrelated. In our evaluation of the initial relative fair value of each of the Endospan agreements to determine the amount to record, we utilized discounted cash flows to estimate the fair market value for the Endospan Loan and for the Endospan Distribution Agreement. We estimated the fair value of the Endospan Option Agreement utilizing the Monte Carlo simulation. Inputs in our valuation of the Endospan agreements included cash payments and anticipated payments based on the executed agreements with Endospan, projected discounted cash flows in connection with the Endospan transaction, our expected internal rate of return and discount rates, and our assessed probability and timing of receipt of certification of certain approvals and milestones in obtaining FDA approval. Based on the initial fair value of the Endospan Loan and the relative fair values of the Endospan Distribution Agreement and Endospan Option Agreement, we recorded the Endospan Loan value of $358,000 in Other long-term assets in the Summary Consolidated Balance Sheets as of December 31, 2019. The Endospan Option Agreement was valued at $4.8 million in Other long-term assets in the Summary Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. The Endospan Distribution Agreement was recorded at $8.1 million and $9.8 million in Other Intangibles, net in the Summary Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.

We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics, and adjust the amount recorded to its current fair market value at each reporting period. We performed an assessment of the fair value of the Endospan Loan after funding the second tranche payment and adjusted the fair value of the Endospan Loan to $409,000 as of September 30, 2020. As a result of the fair value adjustment, we recorded an expense of $4.9 million in Other Expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) during the three months ended September 30, 2020.

4. Financial Instruments

The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

September 30, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,483	$--	$--	$11,483
Restricted securities:
Money market funds	513	--	--	513
Endospan loan	--	--	409	409
Total assets	$11,996	$--	$409	$12,405

Long-term liabilities:
Contingent consideration	--	--	(55,407)	(55,407)
Total liabilities	$--	$--	$(55,407)	$(55,407)

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,472	$--	$--	$1,472
Restricted securities:
Money market funds	528	--	--	528
Endospan loan	--	--	358	358
Total assets	$2,000	$--	$358	$2,358

We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds. We recorded the Endospan Loan, classified as Level 3, as a result of an agreement with Endospan in September 2019. The contingent consideration component of the Ascyrus acquisition was classified as a Level 3 financial instrument. See Note 2 and Note 3 for further discussion of the Ascyrus acquisition, and the Endospan Loan, respectively. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

	Endospan Loan		Contingent Consideration
Balance as of December 31, 2019	$358	Balance as of December 31, 2019	$--
Additional investment in Endospan	5,000	Discounted value at acquisition	(55,407)
Change in valuation	(4,949)	Change in valuation	--
Balance as of September 30, 2020	$409	Balance as of September 30, 2020	$(55,407)

5. Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and restricted securities (in thousands):

		Unrealized	Estimated
		Holding	Market
September 30, 2020	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$11,483	$--	$11,483
Restricted securities:
Money market funds	513	--	513
Total assets	$11,996	$--	$11,996

		Unrealized	Estimated
		Holding	Market
December 31, 2019	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$1,472	$--	$1,472
Restricted securities:
Money market funds	528	--	528
Total assets	$2,000	$--	$2,000

As of September 30, 2020 and December 31, 2019 $513,000 and $528,000, respectively, of our money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating to international tax obligations.

There were no gross realized gains or losses on cash equivalents and restricted securities in the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020 $513,000 of our restricted securities had a maturity date within three months. As of December 31, 2019 $528,000 of our restricted securities had a maturity date within three months.

6. Inventories and Deferred Preservation Costs

Inventories at September 30, 2020 and December 31, 2019 were comprised of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials and supplies	$30,875	$21,180
Work-in-process	7,461	5,127
Finished goods	31,066	26,764
Total inventories	$69,402	$53,071

Deferred preservation costs at September 30, 2020 and December 31, 2019 were comprised of the following (in thousands):

	September 30,	December 31,
	2020	2019
Cardiac tissues	$16,300	$15,365
Vascular tissues	19,254	17,186
NeoPatch	398	-
Total deferred preservation costs	$35,952	$32,551

To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and both On-X heart valves and JOTEC products at international hospital locations. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of September 30, 2020 we had $12.8 million in consignment inventory, with approximately 47% in domestic locations and 53% in international locations. As of December 31, 2019 we had $12.0 million in consignment inventory, with approximately 51% in domestic locations and 49% in international locations.

7. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of September 30, 2020 and December 31, 2019 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Goodwill	$253,995	$186,697
In-process R&D	2,283	2,190
Procurement contracts and agreements	2,013	2,013
Trademarks	765	844

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

We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of

September 30, 2020 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.

The goodwill balance increased during the nine months ended September 30, 2020 as a result of the goodwill recorded in connection with the Ascyrus acquisition as further described in Note 2 above. As of September 30, 2020 and December 31, 2019 our entire goodwill balance was related to our Medical Devices segment.

Medical Devices Segment
Balance as of December 31, 2019	$186,697
Ascyrus acquisition	62,724
Revaluation of goodwill denominated in foreign currency	4,574
Balance as of September 30, 2020	$253,995

Definite Lived Intangible Assets

The definite lived intangible balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents and other definite lived intangible assets. The acquired technology balance increased $72.6 million during the nine months ended September 30, 2020 related to developed technology acquired as a result of the Ascyrus acquisition as further described in Note 2 above. As of September 30, 2020 and December 31, 2019 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands):

	Gross Carrying	Accumulated	Amortization
September 30, 2020	Value	Amortization	Period
Acquired technology	$217,085	$32,075	11	–	22	Years
Customer lists and relationships	31,215	7,733	13	–	22	Years
Distribution and manufacturing rights and know-how	14,239	4,678	5	–	15	Years
Patents	3,888	3,104			17	Years
Other	2,712	903	4	–	5	Years

	Gross Carrying	Accumulated	Amortization
December 31, 2019	Value	Amortization	Period
Acquired technology	$140,193	$24,778	11	–	22	Years
Customer lists and relationships	31,131	6,581	13	–	22	Years
Distribution and manufacturing rights and know-how	13,826	3,005	5	–	15	Years
Patents	3,664	3,074			17	Years
Other	1,919	608	3	–	5	Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on our Summary Consolidated Statement of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization expense	$3,397	$2,660	$9,430	$7,796

As of September 30, 2020 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder
	of 2020	2021	2022	2023	2024	2025	Total
Amortization expense	$4,127	16,506	15,959	15,486	15,160	13,079	$80,317

8. Income Taxes

Income Tax Expense

Our effective income tax rate was a benefit of 31% and 23% for the three and nine months ended September 30, 2020, respectively, as compared to a benefit of 87% and 2,375% for the three and nine months ended September 30, 2019, respectively. The change in the tax rate for the three and nine months ended September 30, 2020 is primarily due to a change in pre-tax book loss, as well as a reduction in the excess tax benefit related to stock compensation for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019.

The income tax rate for the three and nine months ended September 30, 2020 and 2019 was favorably impacted by excess tax benefit deductions related to stock compensation, the research and development tax credit, and losses in high rate jurisdictions. These factors were partially offset by the unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

Deferred Income Taxes

We generate deferred tax assets primarily as a result of the difference in fixed asset depreciation lives for book and tax purposes, accruals for which the timing of deductibility is different for book and tax purposes, the timing of tax deductions related to stock compensation, and operating losses. We acquired significant deferred tax assets, primarily net operating loss carryforwards, from our acquisitions of JOTEC and its subsidiaries in 2017, On-X in 2016, Hemosphere, Inc. in 2012, and Cardiogenesis Corporation in 2011. We believe utilization of these net operating losses will not have a material impact on income taxes for the 2020 tax year.

As of September 30, 2020 we maintained a total of $2.7 million in valuation allowances against deferred tax assets, primarily related to state and foreign net operating loss carryforwards, and a net deferred tax liability of $21.5 million. As of December 31, 2019 we maintained a total of $3.2 million in valuation allowances against deferred tax assets, primarily related to state and foreign net operating loss carryforwards, and a net deferred tax liability of $20.4 million.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the novel coronavirus disease (“COVID-19”) pandemic, the U.S. government enacted the CARES Act on March 27, 2020. The CARES Act provides various forms of relief and assistance to U.S. businesses. We recorded a reduction to income taxes payable and deferred tax assets of approximately $1.3 million for the anticipated change to the 2019 Section 163(j) interest expense deduction limitation. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.

9. Leases

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

Consolidated balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

Operating leases:	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$28,365	$27,007
Accumulated amortization	(8,927)	(5,013)
Operating lease right-of-use assets, net	$19,438	$21,994

Current maturities of operating leases	$5,678	$5,487
Non-current maturities of operating lease	15,026	17,918
Total operating lease liabilities	$20,704	$23,405

Finance leases:
Property and equipment, at cost	$7,369	$7,161
Accumulated amortization	(1,743)	(1,279)
Property and equipment, net	$5,626	$5,882

Current maturities of finance leases	$595	$597
Non-current maturities of finance leases	5,206	5,415
Total finance lease liabilities	$5,801	$6,012

Weighted average remaining lease term (in years):
Operating leases	5.2	5.5
Finance leases	10.0	10.6

Weighted average discount rate:
Operating leases	5.2%	5.4%
Finance leases	2.0%	2.0%

Current maturities of finance leases are included as a component of Other current liabilities and non-current maturities of finance leases are included as a component of Other long-term liabilities on our Summary Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, Administrative, and Marketing Expenses on our Summary Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization of property and equipment	$164	$188	$487	$608
Interest expense on finance leases	30	30	89	93
Total finance lease expense	194	218	576	701
Operating lease expense	1,806	1,717	5,324	4,870
Sublease income	(226)	(227)	(679)	(679)
Total lease expense	$1,774	$1,708	$5,221	$4,892

A summary of our cash flow information related to leases is as follows (in thousands):

	Nine Months Ended	Nine Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	September 30, 2020	September 30, 2019
Operating cash flows for operating leases	$5,438	$5,004
Financing cash flows for finance leases	465	561
Operating cash flows for finance leases	92	91

Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance	Operating	Sublease
	Leases	Leases	Income
Remainder of 2020	$178	$1,435	$226
2021	695	6,823	905
2022	639	4,340	306
2023	638	2,877	--
2024	636	2,706	--
Thereafter	3,612	5,283	--
Total minimum lease payments	$6,398	$23,464	$1,437
Less amount representing interest	(597)	(2,760)
Present value of net minimum lease payments	5,801	20,704
Less current maturities	(595)	(5,678)
Lease liabilities, less current maturities	$5,206	$15,026

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

In October 2018 we finalized an amendment to the Credit Agreement to reprice interest rates, resulting in a reduction in the interest rate margins over base rates on the Term Loan Facility. The loan under the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. Prior to the repricing, the optional floating annual rate was equal to either the base rate plus a margin of 3.00%, or LIBOR, plus a margin of 4.00%. The loan under the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR, plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment event of default or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of September 30, 2020 the aggregate interest rate was 4.25% per annum. We are obligated to pay an unused commitment fee equal to 0.50% of the unutilized portion of the revolving loans. In addition, we are also obligated to pay other customary fees for a credit facility of this size and type.

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

Convertible Senior Notes

On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% convertible senior notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. Our current intent is to settle in cash the principal amount outstanding and any note conversion value over the principal amount with shares of our common stock. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the treasury stock method for assumed conversion of the Convertible Senior Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.

The conversion feature of the Convertible Senior Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $16.4 million in additional paid-in-capital during the nine months ended September 30, 2020. The interest expense recognized on the Convertible Senior Notes includes approximately $2.0 million and $2.2 million for the aggregate of the contractual coupon interest, the accretion of the debt discount, and the amortization of the debt issuance costs as of three and nine months ended September 30, 2020, respectively. The interest on the Convertible Senior Notes includes the contractual coupon interest, accretion of the debt discount, and amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually.

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

We cannot redeem the Convertible Senior Notes before July 5, 2023. We can redeem them on or after July 5, 2023, in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of its other securities. As of September 30, 2020, we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes. We have used a portion of the proceeds to pay off the $30.0 million outstanding under our Revolving Credit Facility and finance the Ascyrus transaction and anticipate using the remaining funds for general corporate purposes.

Government Supported Bank Debt

In June 2015 JOTEC obtained two loans from Sparkasse Zollernalb, which are government sponsored by the Kreditanstalt für Wiederaufbau Bank (“KFW”). Both KFW loans have a term of nine years and the interest rates are 2.45% and 1.40%, respectively.

Loan Balances

The short-term and long-term balances of our term loan and other long-term borrowings were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Term loan balance	$218,812	$220,500
Convertible senior notes	78,662	--
2.45% Sparkasse Zollernalb (KFW Loan 1)	911	1,061
1.40% Sparkasse Zollernalb (KFW Loan 2)	1,463	1,615
Total loan balance	299,848	223,176
Less unamortized loan origination costs	(8,986)	(7,441)
Net borrowings	290,862	215,735
Less short-term loan balance	(1,165)	(1,164)
Long-term loan balance	$289,697	$214,571

Interest Expense

Interest expense was $4.9 million and $12.0 million for the three and nine months ended September 30, 2020, as compared to $3.6 million and $11.3 million for the three and nine months ended September 30, 2019. Interest expense includes interest on debt and uncertain tax positions in both periods.

11. Commitments and Contingencies

Liability Claims

Our estimated unreported loss liability was $2.0 million and $1.9 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the related recoverable insurance amounts were $1.0 million and $935,000, respectively. We accrue our estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and record the related recoverable insurance amount as a component of Other long-term assets, as appropriate. Further analysis indicated that the estimated liability as of September 30, 2020 could have been as high as $3.9 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

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

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate being in a position to submit Premarket Approval (“PMA”) to the FDA in the fourth quarter of 2020.

As of September 30, 2020 we had $1.5 million in prepaid royalties, $1.8 million in intangible assets, net, and $1.2 million in property and equipment, net, on our Summary Consolidated Balance Sheets related to the PerClot product line. If we do not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

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

•CardioGenesis Cardiac Laser Console Trials and Sales – CardioGenesis cardiac trialed laser consoles are delivered under separate agreements.

For the three and nine months ended September 30, 2020 and 2019 the sources of revenue were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Domestic hospitals	$36,249	$36,627	$102,813	$108,582
International hospitals	20,764	20,246	56,638	63,204
International distributors	8,035	9,654	25,522	29,773
CardioGenesis cardiac laser therapy	83	1,354	358	4,966
Total sources of revenue	$65,131	$67,881	$185,331	$206,525

Also see segment disaggregation information in Note 14 below.

Contract Balances

We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra DESIGN ENGINEERING product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of September 30, 2020 and 2019.

We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of September 30, 2020 and 2019 was not material.

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

Equity Grants

During the nine months ended September 30, 2020 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees, RSAs to non-employee Directors, and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 330,000 shares and had an aggregate grant date market value of $8.2 million. The PSUs granted in 2020 represent the right to receive from 60% to 150% of the target number of shares of common stock. The performance component of PSU awards granted in 2020 is based on attaining specified levels of adjusted EBITDA, as defined in the PSU grant documents, for the 2020 calendar year.

During the nine months ended September 30, 2019 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees, RSAs to non-employee Directors, and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 503,000 shares and had an aggregate grant date market value of $14.9 million. Two types of PSUs were granted in 2019, an annual grant with a one year performance period (“Annual PSU”) and a special Long-Term Incentive Program PSU grant (“LTIP”), which has multiple performance periods over a five year period. If the highest performance thresholds were met, the Annual PSU granted in 2019 represented the right to receive up to 150% of the target number of shares of common stock. The performance component of the Annual PSU awards granted in 2019 was based on attaining specified levels of adjusted earnings before interest, taxes, depreciation, and amortization, (“EBITDA”), as defined in the Annual PSU grant documents, for the 2019 calendar year. The annual PSU granted in 2019 earned approximately 83% of the target number of shares. If the highest performance thresholds were met, the PSUs granted in 2019 under the LTIP represent the right to receive up to 288%, and up to 192% for Mr. Mackin, of the target number of shares of common stock. The performance component of the LTIP awards granted in 2019 is based on attaining specified levels of adjusted revenue growth and gross margin, as defined in the LTIP grant document, for the years 2019 through 2023. The first performance period under the LTIP will not conclude until December 31, 2021.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 212,000 and 169,000 shares to certain Company officers during the nine months ended September 30, 2020 and 2019, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 84,000 shares and 61,000 shares in the nine months ended September 30, 2020 and 2019, respectively, through the ESPP. There were no purchases of shares through the ESPP during the three months ended September 30, 2020 and 2019.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Stock Options	ESPP	Stock Options	ESPP
Expected life	N/A	0.5 Years	5 Years	0.5 Years
Expected stock price volatility	N/A	0.83	0.35	0.31
Risk-free interest rate	N/A	0.17%	1.41%	1.57%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
RSA, RSU, and PSU expense	$1,984	$2,133	$6,189	$5,579
Stock option and ESPP expense	534	487	1,699	1,460
Total stock compensation expense	$2,518	$2,620	$7,888	$7,039

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $160,000 and $456,000 in the three and nine months ended September 30, 2020, and $158,000 and $458,000 in the three and nine months ended September 30, 2019, of the stock compensation expense into our inventory costs and deferred preservation costs.

As of September 30, 2020 we had total unrecognized compensation costs of $12.5 million related to RSAs, RSUs, and PSUs and $2.5 million related to unvested stock options. As of September 30, 2020 this expense is expected to be recognized over a weighted-average period of 1.9 years for PSUs, 1.8 years for stock options, 1.8 years for RSUs, and 1.2 years for RSAs.

14. (Loss) Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic (loss) income per common share	2020	2019	2020	2019
Net (loss) income	$(2,870)	$(134)	$(13,224)	$2,401
Net income (loss) allocated to participating securities	20	1	93	(17)
Net (loss) income allocated to common shareholders	$(2,850)	$(133)	$(13,131)	$2,384

Basic weighted-average common shares outstanding	37,912	37,255	37,608	37,065
Basic (loss) income per common share	$(0.08)	$(0.00)	$(0.35)	$0.06

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Diluted (loss) income per common share	2020	2019	2020	2019
Net (loss) income	$(2,870)	$(134)	$(13,224)	$2,401
Net income (loss) allocated to participating securities	20	1	93	(16)
Net (loss) income allocated to common shareholders	$(2,850)	$(133)	$(13,131)	$2,385

Basic weighted-average common shares outstanding	37,912	37,255	37,608	37,065
Effect of dilutive stock options and awards	--	--	--	785
Diluted weighted-average common shares outstanding	37,912	37,255	37,608	37,850
Diluted (loss) income per common share	$(0.08)	$(0.00)	$(0.35)	$0.06

We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. Accordingly, for the three and nine months ended September 30, 2020 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss. For the three months ended September 30, 2019 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss. For the nine months ended September 30, 2019 stock options to purchase a weighted-average of 123,000 shares were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding.

15. Segment Information

We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of BioGlue, JOTEC (which includes AMDS and NEXUS revenues), On-X, CardioGenesis cardiac laser therapy, PerClot, and PhotoFix. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues and NeoPatch. There are no intersegment revenues.

The primary measure of segment performance, as viewed by our management, is segment gross margin or net external revenues less cost of products and preservation services. We do not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Medical devices	$45,109	$47,484	$128,797	$147,053
Preservation services	20,022	20,397	56,534	59,472
Total revenues	65,131	67,881	185,331	206,525

Cost of products and preservation services:
Medical devices	12,998	12,706	36,078	41,021
Preservation services	9,001	9,953	26,060	29,043
Total cost of products and preservation services	21,999	22,659	62,138	70,064

Gross margin:
Medical devices	32,111	34,778	92,719	106,032
Preservation services	11,021	10,444	30,474	30,429
Total gross margin	$43,132	$45,222	$123,193	$136,461

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Products:
BioGlue	$15,811	$15,679	$44,985	$50,834
JOTEC	15,290	15,774	43,932	48,936
On-X	12,067	12,610	34,385	36,751
PhotoFix	1,134	1,087	3,056	2,752
PerClot	724	980	2,081	2,814
CardioGenesis cardiac laser therapy	83	1,354	358	4,966
Total products	45,109	47,484	128,797	147,053

Preservation services:
Cardiac tissue	10,679	11,304	28,758	30,734
Vascular tissue	9,285	9,093	27,657	28,738
NeoPatch	58	--	119	--
Total preservation services	20,022	20,397	56,534	59,472

Total revenues	$65,131	$67,881	$185,331	$206,525

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

•Our beliefs about the unavailability of handpieces for cardiac laser therapy, the temporary nature of this unavailability, and a possible resolution of this unavailability during the first half of 2021;

•Our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the agreements with Endospan and Ascyrus, and our beliefs about the costs and expected timeline regarding certain clinical trial milestones for the regulatory approvals of the AMDS globally and the NEXUS stent graft system in the U.S.;

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

•Our belief that our cash from operations and existing cash and cash equivalents, will enable us to meet our current operational liquidity needs for at least the next twelve months, our expectations regarding future cash requirements, and the impact that our cash requirements might have on our cash flows for the next twelve months;

•Our expectation regarding the impact on cash flows of undertaking significant business development activities and the potential need to obtain additional borrowing capacity or financing;

•Our expectations regarding the possible benefits to us of the Coronavirus Aid, Relief, and Economic Security Act or “CARES Act” or similar legislation;

•Our belief that we will incur expenses for research and development projects, including for clinical research projects to gain regulatory approvals for products or indications, including JOTEC, On-X, PerClot, and BioGlue products, and for research and development for new products despite reduced planned spending due to COVID-19;

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

These and other forward-looking statements reflect the views of management at the time such statements are originally made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially and adversely from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described in Part II, Item 1A, “Risks Factors” in this Form 10-Q and elsewhere throughout this report, the risks described in our other filings with the Securities and Exchange Commission including the risks described under in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere throughout that report, and other risks which we may not be able to identify in advance, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim, any duty to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We reported quarterly revenues of $65.1 million for the three months ended September 30, 2020, a 4% decrease from the three months ended September 30, 2019. This was primarily due to decreases in revenues from CardioGenesis cardiac laser therapy, cardiac preservation service revenues, and On-X, JOTEC and PerClot product revenues, partially offset by increases in vascular preservation services revenues, BioGlue and PhotoFix product revenues.

See the “Results of Operations” section below for additional analysis of the three and nine months ended September 30, 2020.

Effects of COVID-19

In December 2019 an outbreak of a respiratory illness caused by a new coronavirus named “2019-nCoV” (“COVID-19”) was detected, and by March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a “pandemic.”

Because of the uncertainty created by the COVID-19 pandemic, as well as the potential social and economic impacts of COVID-19 upon the markets in which we operate and the resulting impact on our results of operations and cash flows, we have reevaluated the need for, and timing of, certain expenses and have taken pre-emptive steps to reduce spending. These steps have included implementing hiring restrictions; imposing senior management cash salary reductions, in exchange for cash payments in the second quarter of 2021; requiring our Board of Directors to accept CryoLife stock instead of cash compensation for a six month period through October 2020; deferring management merit increases; reducing most discretionary spending; reducing capital expenditures; and reducing planned spending on certain research and development projects, including clinical research projects.

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

As a precautionary measure to increase cash and maintain maximum financial flexibility during the current uncertainty in global markets resulting from the COVID-19 pandemic, we borrowed the entire amount available under our $30.0 million revolving credit facility during the first quarter of 2020, which we subsequently repaid in the second quarter of 2020 from part of the proceeds of our $100.0 million aggregate principal amount convertible senior notes (“Convertible Senior Notes”). See the “Liquidity and Capital Resources” identified in Part I, Item 2 of this form 10-Q for further detail of this transaction.

We are monitoring the impact of the COVID-19 pandemic on our business, and recognize that it could continue to negatively impact our business and results of operations through at least the fourth quarter of 2020 and potentially beyond. To date, we have experienced the most severe impact of COVID-19 on our revenues in April of the second quarter of 2020 followed by some sequential recovery each month during the second quarter of 2020 and further recovery during the third quarter of 2020. The extent to which our operations and employees will be impacted by the pandemic in the fourth quarter of 2020 and beyond will depend largely on future developments, including further increases in COVID-19 cases in key markets and the impact of COVID-19 on procedure volumes involving our products, including patients’ willingness to undergo procedures even when the number of COVID-19 cases flattens out or decreases. These future developments remain uncertain and difficult to predict. New information is continually emerging regarding the severity of the pandemic and the various government, regulatory, expert, and recommended actions to contain it or address its impact.

See the “Risk Factors” identified in Part II, Item 1A of this form 10-Q for risks related to COVID-19.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2019. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the three and nine months ended September 30, 2020 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements

See Note 1 of “Notes to Summary Consolidated Financial Statements” identified in Part I, Item I of this form 10-Q for further discussion of new accounting standards that have been adopted.

Results of Operations

(Tables in thousands)

Revenues

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Three Months Ended		From Prior	Three Months Ended
	September 30,		Year	September 30,
	2020	2019		2020	2019
Products:
BioGlue	$15,811	$15,679	1%	24%	23%
JOTEC	15,290	15,774	-3%	24%	23%
On-X	12,067	12,610	-4%	19%	19%
PhotoFix	1,134	1,087	4%	2%	2%
PerClot	724	980	-26%	1%	1%
CardioGenesis cardiac laser therapy	83	1,354	-94%	0%	2%
Total products	45,109	47,484	-5%	70%	70%

Preservation services:
Cardiac tissue	10,679	11,304	-6%	16%	17%
Vascular tissue	9,285	9,093	2%	14%	13%
NeoPatch	58	--	100%	0%	0%
Total preservation services	20,022	20,397	-2%	30%	30%

Total	$65,131	$67,881	-4%	100%	100%

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Nine Months Ended		From Prior	Nine Months Ended
	September 30,		Year	September 30,
	2020	2019		2020	2019
Products:
BioGlue	$44,985	$50,834	-12%	24%	25%
JOTEC	43,932	48,936	-10%	23%	24%
On-X	34,385	36,751	-6%	19%	18%
PhotoFix	3,056	2,752	11%	2%	1%
PerClot	2,081	2,814	-26%	1%	1%
CardioGenesis cardiac laser therapy	358	4,966	-93%	0%	2%
Total products	128,797	147,053	-12%	69%	71%

Preservation services:
Cardiac tissue	28,758	30,734	-6%	16%	15%
Vascular tissue	27,657	28,738	-4%	15%	14%
NeoPatch	119	--	100%	0%	0%
Total preservation services	56,534	59,472	-5%	31%	29%

Total	$185,331	$206,525	-10%	100%	100%

Revenues decreased 4% and 10% for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019. The decrease in revenues for the three months ended September 30, 2020 was primarily due to decreases in revenues from CardioGenesis cardiac laser therapy, cardiac preservation service revenues, and On-X, JOTEC and PerClot product revenues, partially offset by increases in vascular preservation services revenues, BioGlue and PhotoFix product revenues. The decrease in revenues for the nine months ended September 30, 2020 was primarily due to decreases in revenues from all products, except PhotoFix, and from preservation services. Excluding the effects for foreign exchange, revenues decreased 4% and 10% for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019. Revenues for the three and nine months ended September 30, 2020 were negatively impacted by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and hospital restrictions due to the COVID-19 pandemic, as well as patient reluctance to undergo procedures once the adverse impacts to capacity and restrictions decreased. Revenue decreases during 2020 as compared to 2019 were larger during the second quarter with smaller sequential decreases during the third quarter as procedure volumes increased throughout the third quarter. A detailed discussion of the changes in product revenues and preservation services revenues for the three and nine months ended September 30, 2020 is presented below.

Products

Revenues from products decreased 5% and 12% for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019. The decrease for the three months ended September 30, 2020 was due to decreases in revenues from CardioGenesis cardiac laser therapy product, On-X, JOTEC and PerClot products, partially offset by increases in revenues from BioGlue and PhotoFix products. The decrease for the nine months ended September 30, 2020 was due to decreases in revenues from all products except for PhotoFix. A detailed discussion of the changes in product revenues for BioGlue, JOTEC, On-X, PhotoFix, PerClot, and CardioGenesis cardiac laser therapy is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars, with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, the U.S. Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into U.S. Dollars. For the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, the U.S. Dollar strengthened in comparison to major currencies, excluding Euros, resulting in revenue decreases when these foreign currency denominated transactions were translated into U.S. Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of these goods in their local currencies.

BioGlue

BioGlue is used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).

Revenues from the sales of BioGlue increased 1% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase was primarily due to a 5% increase in volume of milliliters sold, which increased revenues by 1%. Excluding the effects for foreign exchange, revenues increased 1% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

Revenues from the sales of BioGlue decreased 12% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease was primarily due to an 11% decrease in volume of milliliters sold, which decreased revenues by 11%, and the effect of foreign exchange rates, which decreased revenues by 1%. Excluding the effects for foreign exchange, revenues decreased 11% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

On a constant currency basis, revenues from sales of BioGlue increased in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily in Asia Pacific, partially offset by decreases in North America and Latin America. The increase in the Asia Pacific market was primarily due to distributor buying patterns. The decreases in North America and Latin America were primarily due to delays and cancellations of surgical procedures due to the COVID-19 pandemic.

On a constant currency basis, revenues from sales of BioGlue decreased in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 in North America and the European Economic Area, the Middle East, and Africa (collectively, “EMEA”) and to a lesser extent in Latin America, partially offset by an increase in the Asia Pacific market. These markets were impacted by a decrease in volume of milliliters sold in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to delays and cancellations of surgical procedures due to the COVID-19 pandemic.

We are currently seeking regulatory approval for BioGlue in China, and if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues from BioGlue accounted for 50% of total BioGlue revenues for the three and nine months ended September 30, 2020, and 53% and 51% of total BioGlue revenues for the three and nine months ended September 30, 2019, respectively.

JOTEC

The JOTEC products are used in endovascular and open vascular surgery, as well as for the treatment of complex aortic arch and thoracic aortic diseases.

On September 11, 2019, CryoLife and its wholly-owned subsidiary JOTEC entered into exclusive distribution and loan agreements with Endospan Ltd. (“Endospan”), an Israeli corporation, under which JOTEC obtained exclusive distribution rights for Endospan’s NEXUS stent graft system (“NEXUS”) and accessories in certain countries in Europe. NEXUS revenues are included as a component of JOTEC product revenues.

On September 2, 2020 CryoLife entered into an agreement to acquire all of equity interests of Ascyrus Medical LLC (“Ascyrus”). Ascyrus has developed the Ascyrus Medical Dissection Stent, an aortic arch remodeling device used for the treatment of acute Type A aortic dissections (“AMDS”). AMDS is currently distributed in EMEA and Canada and is included as a component of JOTEC product revenues.

JOTEC revenues decreased 3% and 10% for the three and nine months ended September 30, 2020, respectively as compared to the three and nine months ended September 30, 2019.

JOTEC revenues, excluding original equipment manufacturing (“OEM”), decreased 3% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease was primarily due to a decrease in the average sales prices, which decreased revenues by 3%.

JOTEC revenues, excluding OEM, decreased 10% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease was primarily due to a change in the mix of volume sold, which decreased revenues by 5%, a decrease in average sales prices, which decreased revenues by 3%, and the effect of foreign exchange rates, which decreased revenues by 2%.

On a constant currency basis, revenues for JOTEC, excluding OEM, decreased 4% and 7% in the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019. Revenues for the three months ended September 30, 2020 decreased primarily in Latin America and Asia Pacific markets. The decrease in Latin America was primarily in direct markets due to the delay in surgical procedures due to the COVID-19 pandemic. The decrease in Asia Pacific was primarily due to a decrease in certain distributor markets. Revenues for the nine months ended September 30, 2020 decreased in EMEA and Latin America primarily in direct markets due to the delay in surgical procedures due to the COVID-19 pandemic, offset by an increase in Asia Pacific due to growth in distributor markets. JOTEC OEM sales accounted for less than 1% of product revenues for both the three and nine months ended September 30, 2020 and 2019.

On-X

The On-X catalogue of products includes the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis (“AAP”) for heart valve replacement. On-X product revenues also include revenues from the distribution of CarbonAid CO2 diffusion catheters and from the sale of Chord-X ePTFE sutures for mitral chordal replacement. On-X also generates revenue from pyrolytic carbon coating products produced for OEM customers.

On-X product revenues decreased 4% and 6% for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019.

On-X product revenues, excluding OEM, decreased 1% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease was primarily due to a decrease in volume of units sold, and the effect of foreign exchange rates, which collectively decreased revenues by 1%.

On-X product revenues, excluding OEM, decreased 6% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease was primarily due to an 18% decrease in volume of units sold, which decreased revenues by 5%, and the effect of foreign exchange rates, which decreased revenues by 1%.

On a constant currency basis, On-X revenues, excluding OEM, decreased 1% and 5% in the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019. This decrease in the three months ended September 30, 2020 as compared to three months ended September 30, 2019 was primarily in EMEA and in Asia Pacific due to delays and cancellations of surgical procedures due to the COVID-19 pandemic, partially offset by an increase in North America due to increases in market share. The decrease in the nine months ended September 30, 2020 as compared to nine months ended September 30, 2019 was primarily in EMEA and, to a lesser extent, in Asia Pacific due to delays and cancellations of surgical procedures due to the COVID-19 pandemic, partially offset by an increase in North America due to increases in market share. On-X OEM sales accounted for less than 1% of product revenues for both the three and nine months ended September 30, 2020 and 2019.

PhotoFix

PhotoFix revenues increased 4% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase was primarily due to a 6% increase in units sold, which increased revenues by 2%, a change in average sales prices, which increased revenues 1%, and the effect of foreign exchange rates, which increased revenues by 1%.

PhotoFix revenues increased 11% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was primarily due to a 4% increase in units sold, which increased revenues by 6%, an increase in average sales prices, which increased revenues 4%, and the effect of foreign exchange rates, which increased revenues by 1%.

The increase in units sold for the three and nine months ended September 30, 2020 was primarily due to an increase in the number of physicians who implant the product compared to the three and nine months ended September 30, 2019 as this product continues to increase penetration in domestic and European markets.

PerClot

Revenues from the sale of PerClot decreased 26% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease in the three months ended September 30, 2020 was primarily due to a 22% decrease in the volume of grams sold, which decreased revenues 18%, combined with a decrease in average sales prices, which decreased revenues by 9%, partially offset by the effect of foreign exchange rates, which increased revenues by 1%.

Revenues from the sale of PerClot decreased 26% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease in the nine months ended September 30, 2020 was primarily due to a 26% decrease in the volume of grams sold, which decreased revenues 20%, combined with a change in average sales prices, which decreased revenues by 6%.

The decrease in volume for both the three and nine months ended September 30, 2020 was primarily due to a decrease in sales of PerClot in Asia Pacific and EMEA due to delays and cancellations of surgical procedures due to the COVID-19 pandemic and competitive pressures in certain regions.

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019, and we anticipate being in a position to submit the PMA to the FDA in the fourth quarter of 2020.

CardioGenesis Cardiac Laser Therapy

Revenues from our CardioGenesis cardiac laser therapy product line historically consisted primarily of sales of handpieces and, in certain periods, the sale of laser consoles. During the three and nine months ended September 30, 2020, we did not have a supply of handpieces as our manufacturer of handpieces is unable to supply them until the FDA approves our supplier’s change in manufacturing location, pending our supplier’s resolution of several observations the FDA raised during a manufacturing site change inspection. We do not believe these observations relate to quality or safety. We will not have any handpieces available to ship until our supplier resolves these issues with the FDA. We currently anticipate resumption of supply during the first half of 2021.

Revenues from cardiac laser therapy decreased 94% and 93% for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019 as a result of this handpiece supply issue.

Preservation Services

Preservation services primarily include revenues from the preservation of cardiac and vascular tissues. Revenues from preservation services decreased 2% and 5% for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019. Revenues decreased for the three months ended September 30, 2020 from a decrease of cardiac preservation service revenues, partially offset by an increase in revenues from vascular preservation services. Revenues decreased for the nine months ended September 30, 2020 from a decrease of cardiac and vascular preservation service revenues as compared to the nine months ended September 30, 2019. The detailed discussion of cardiac and vascular preservation services is presented below:

We continue to evaluate modifications to our tissue processing procedures in an effort to improve tissue processing throughput, reduce costs, and maintain quality across our tissue processing business. Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues for implant, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services. See further discussion below of specific items affecting cardiac and vascular preservation services revenues for the three and nine months ended September 30, 2020.

Cardiac Preservation Services

Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets.

Revenues from cardiac preservation services, consisting of revenues from the distribution of heart valves and cardiac patch tissues, decreased 6% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease during the three months ended September 30, 2020 was primarily due to a 7% decrease in unit shipments of cardiac tissues, which decreased revenues by 6%.

Revenues from cardiac preservation services, decreased 6% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease during the nine months ended September 30, 2020 was primarily due to a 6% decrease of unit shipments of cardiac tissues, which decreased revenues by 6%.

The decrease in unit shipments for the three months ended September 30, 2020, was primarily due to a decrease in aortic and pulmonary valve shipments due to delays and cancellations of surgical procedures due to the COVID-19 pandemic. The decrease in unit shipments for nine months ended September 30, 2020, was primarily due to a decrease in pulmonary and aortic valve shipments due to delays and cancellations of surgical procedures due to the COVID-19 pandemic, partially offset by an increase in cardiac patch shipments.

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

Revenues from vascular preservation services increased 2% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase was due to a 3% increase in vascular tissue shipments, which increased revenues by 4%, partially offset by a decrease in average service fees, which decreased revenues by 2%.

Revenues from vascular preservation services decreased 4% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease was due to a 4% decrease in vascular tissue shipments, which decreased revenues by 2% and a decrease in average service fees, which decreased revenues by 2%.

The increase in shipments of vascular tissues for the three months ended September 30, 2020 was due to increases in saphenous vein shipments, partially offset by a decrease in femoral artery shipments. The decrease in shipments of vascular tissues for the nine months ended September 30, 2020 was due to a decrease in femoral artery and femoral vein shipments, partially offset by an increase in saphenous vein shipments. The decrease in shipments for the three and nine months ended September 30, 2020 are due to delays and cancellations of surgical procedures due to the COVID-19 pandemic.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of products	$12,998	$12,706	$36,078	$41,021

Cost of products increased 2% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Cost of products decreased 12% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Cost of products for the three and nine months ended September 30, 2020 and 2019 included costs related to JOTEC (including AMDS and NEXUS), On-X, BioGlue, PhotoFix, PerClot, and CardioGenesis cardiac laser therapy products.

The increase in cost of products for the three months ended September 30, 2020 was primarily due to an increase in costs related to a change in the mix of products sold, partially offset by a decrease in unit shipments during the three months ended September 30, 2020. The decrease in cost of products for the nine months ended September 30, 2020 was primarily due to a decrease in unit shipments.

Cost of Preservation Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of preservation services	$9,001	$9,953	$26,060	$29,043

Cost of preservation services decreased 10% for both the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three and nine months ended September 30, 2020 primarily due to a reduction of unit costs and to a lesser degree, the cost of unit shipments of cardiac and vascular tissue.

Gross Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gross margin	$43,132	$45,222	$123,193	$136,461
Gross margin as a percentage of total revenues	66%	67%	66%	66%

Gross margin decreased 5% and 10% for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019 due to an overall decrease in revenues from products and preservation services and a corresponding overall decrease in costs of products and preservation services. Gross margin as a percentage of total revenues decreased in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a change in the mix of products sold during the three months ended September 30, 2020.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General, administrative, and marketing expenses	$33,743	$34,259	$105,033	$105,402
General, administrative, and marketing expenses	52%	50%	57%	51%
as a percentage of total revenues

General, administrative, and marketing expenses decreased 2% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, and were flat for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decreases in general, administrative, and marketing expenses for the three months ended September 30, 2020 were primarily due to decreased travel and marketing expenses from reduced and cancelled travel and events as well as reduced commissions due to the COVID-19 pandemic. General, administrative, and marketing expenses included $981,000 and $1.2 million of business development expenses as of the three and nine months ended September 30, 2020 as compared to $1.2 million and $2.6 million as of the three and nine months ended September 30, 2019. Business development expenses during three and nine months ended September 30, 2020 were primarily comprised of expenses related to the Ascyrus acquisition. Business development expenses during the three and nine months ended September 30, 2019 primarily consisted of expenses related to the Endospan agreements.

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development expenses	$5,755	$6,259	$17,633	$17,648
Research and development expenses	9%	9%	10%	9%
as a percentage of total revenues

Research and development expenses decreased 8% for the three months ended September 30, 2020, as compared to September 30, 2019 and were flat for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Research and development spending in the three and nine months ended September 30, 2020 was primarily focused on clinical work to gain regulatory approvals for On-X and JOTEC products. Research and development spending in the three and nine months ended September 30, 2019 was primarily focused on clinical work with respect to our pivotal clinical trial to gain regulatory approval for JOTEC products, and to a lesser extent, to gain regulatory approval for On-X products as well as approval to commercialize PerClot for surgical indications in the U.S.

During the second and third quarters of 2020 we reduced spending on research and development projects due to the COVID-19 pandemic. While we have reduced planned spending on research and development projects during 2020 due to the COVID-19 pandemic, we nonetheless expect to incur expenses during the remainder of the year for clinical research projects to gain regulatory approvals for new products or indications, including JOTEC, On-X, PerClot, and BioGlue products, and to incur expenses for research and development for new products.

Interest Expense

Interest expense was $4.9 million and $12.0 million for the three and nine months ended September 30, 2020, respectively, as compared to $3.6 million and $11.3 million for the three and nine months ended September 30, 2019, respectively. Interest expense for the three and nine months ended September 30, 2020 and 2019 relates to interest on debt and uncertain tax positions. Interest on debt includes $1.4 million and $2.3 million of non-cash interest related to the convertible and term loan debt for the three and nine months ended September 30, 2020, respectively. Interest on debt includes $407,000 and $1.2 million of non-cash interest related to the term loan debt for the three and nine months ended September 30, 2019, respectively.

Other Expense, Net

Other expense, net was $2.9 million and $5.8 million for the three and nine months ended September 30, 2020, respectively, as compared to other expense of $2.4 million and $2.7 million for the three and nine months ended September 30, 2019, respectively. Other expense, net includes $4.9 million in fair value adjustments of financial instruments for the three and nine months ended September 30, 2020, respectively. Other expense, net includes $2.1 million in realized and unrealized gains and $846,000 in realized and unrealized losses due of foreign currency fluctuations for the three and nine months ended September 30, 2020, respectively. Other expense, net included $2.4 million and $2.7 million in realized and unrealized losses due to foreign currency fluctuations during the three and nine months ended September 30, 2019, respectively.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(Loss) income before income taxes	$(4,181)	$(992)	$(17,082)	$97
Income tax benefit	(1,311)	(858)	(3,858)	(2,304)
Net (loss) income	$(2,870)	$(134)	$(13,224)	$2,401

Diluted (loss) income per common share	$(0.08)	$(0.00)	$(0.35)	$0.06
Diluted weighted-average common shares outstanding	37,912	37,255	37,608	37,850

We experienced a loss before income taxes for the three months ended September 30, 2020 and three months ended September 30, 2019. We experienced a loss before income taxes for the nine months ended September 30, 2020 as compared to income before income taxes for the nine months ended September 30, 2019. The loss before income taxes for the three and nine months ended September 30, 2020 was primarily due to decreases in revenues impacted by delays and cancellations of some surgical procedures as a result of reduced hospital capacity and hospital restrictions due to the COVID-19 pandemic as well as the fixed nature of certain operating expenses.

Our effective income tax rate was a benefit of 31% and 23% for the three and nine months ended September 30, 2020, respectively, as compared to a benefit of 87% and 2,375% for the three and nine months ended September 30, 2019, respectively. The change in the tax rate for the three and nine months ended September 30, 2020 is primarily due to a change in pre-tax book loss, as well as a reduction in the excess tax benefit related to stock compensation for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019.

The income tax rate for the three and nine months ended September 30, 2020 and 2019 was favorably impacted by excess tax benefit deductions related to stock compensation, the research and development tax credit, and losses in high rate jurisdictions.  These factors were partially offset by the unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

In response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various forms of relief and assistance to U.S. businesses. We recorded a reduction to income taxes payable and deferred tax assets of approximately $1.3 million for the anticipated change to the 2019 Section 163(j) interest expense deduction limitation. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.

We experienced a net loss and diluted loss per common share for three months ended September 30, 2020 as compared to a net loss for the three months ended September 30, 2019. We experienced net loss and diluted loss per common share for the nine months ended September 30, 2020 as compared to a net income and diluted income per common share for nine months ended September 30, 2019. Net loss and diluted loss per common share for the three and nine months ended September 30, 2020 was primarily due to an increase in loss before income taxes, as discussed above.

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

We are uncertain whether the demand for PhotoFix, Endospan, and Ascyrus products is seasonal, as these products have not fully penetrated many markets and, therefore, the nature of any seasonal trends may not yet be obvious.

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

As a result of the uncertain impact of the COVID-19 pandemic and the resulting shifts of timing in some revenue, our historically observable seasonality of revenues may be obscured for the remainder of 2020 and potentially beyond.

Liquidity and Capital Resources

Net Working Capital

As of September 30, 2020 net working capital (current assets of $233.7 million less current liabilities of $53.7 million) was $180.0 million, with a current ratio (current assets divided by current liabilities) of 4 to 1, compared to net working capital of $142.2 million and a ratio of 4 to 1 at December 31, 2019.

Overall Liquidity and Capital Resources

Our primary cash requirements for the nine months ended September 30, 2020 were for the acquisition of Ascyrus as further described below, funding of the second tranche payment related to the Endospan Loan, general working capital needs, interest and principal payments under our Credit Agreement, defined below, and debt issuance costs under our Convertible Senior Notes, capital expenditures for facilities and equipment, and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.

We believe our cash from operations and existing cash and cash equivalents will enable us to meet our current operational liquidity needs for at least the next twelve months. Our future cash requirements are expected to include interest and principal payments under our Credit Agreement and Convertible Senior Notes (described in “Significant Sources and Uses of Liquidity” section below), expenditures for clinical trials, research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes and may include cash to fund business development activities including obligations in the Endospan and Ascyrus agreements. These items may have a significant effect on our future cash flows during the next twelve months. Subject to the terms of our Credit Agreement, we may seek additional borrowing capacity or financing, pursuant to our current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If we undertake any further significant business development activity, we may need to finance such activities by obtaining additional debt financing or using a registration statement to sell equities. There can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us.

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

The conversion feature of the Convertible Senior Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $16.4 million in additional paid-in-capital during the nine months ended September 30, 2020. The interest expense recognized on the Convertible Senior Notes includes approximately $2.0 million and $2.2 million for the aggregate of contractual coupon interest, the accretion of the debt discount, and the amortization of the debt issuance costs as of three and nine months ended September 30, 2020, respectively. The interest on the Convertible Senior Notes includes the contractual coupon interest, accretion of the debt discount, and amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually.

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

We cannot redeem the Convertible Senior Notes before July 5, 2023. We can redeem them on or after July 5, 2023, in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of its other securities. As of September 30, 2020, we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes. I We have used a portion of the proceeds to pay off the $30.0 million outstanding under our Revolving Credit Facility and finance the Ascyrus transaction and anticipate using the remaining funds for general corporate purposes.

On September 2, 2020, we entered into a Securities Purchase Agreement (the “Ascyrus Agreement”) to acquire 100% of the outstanding equity interests of Ascyrus. Ascyrus is the developer of AMDS, the world’s first aortic arch remodeling device for the use in the treatment of acute Type A aortic dissections.

Under the terms of the Ascyrus Agreement, we will pay an aggregate of up to $200.0 million in consideration, consisting of: (i) a cash payment of approximately $60.0 million and the issuance of $20.0 million in shares of CryoLife common stock, in each case, delivered at the closing of the acquisition, (ii) if the U.S. Food and Drug Administration (the “FDA”) approves an Investigational Device Exemption (“IDE”) application for the AMDS, a cash payment of $10.0 million and the issuance of $10.0 million in shares of CryoLife common stock, (iii) if the FDA approves a Premarket Approval (“PMA”) application submitted for the AMDS, a cash payment of $25.0 million, (iv) if regulatory approval of the AMDS is obtained in Japan on or before June 30, 2027, a cash payment of $10.0 million, (v) if regulatory approval of the AMDS is obtained in China on or before June 30, 2027, a cash payment of $10.0 million and (vi) a potential cash payment of up to $55.0 million (or up to $65.0 million to $75.0 million if the Japanese or Chinese approvals are not secured on or before June 30, 2027) calculated as two times the incremental worldwide sales of the AMDS (or any other acquired technology or derivatives of such acquired technology) outside of the European Union during the three-year period following the date the FDA approves a Premarket Approval application submitted for the AMDS. Upon closing of the acquisition on September 2, 2020, we paid $83.7 million consisting of $63.7 million in cash consideration, and $20.0 million in shares of CryoLife common stock. The number of shares issued was based on a 10-day moving volume weighted average closing price of a share of CryoLife common stock as of the date immediately prior to closing, resulting in an issuance of 991,800 shares of CryoLife common stock.

While we have reduced spending on some research and development projects during 2020 due to the COVID-19 pandemic, we nonetheless expect to incur expenses during the remainder of 2020 for clinical research projects to gain regulatory approvals for new products or indications, including for JOTEC, On-X, PerClot, and BioGlue products, and to incur expenses for research and development for new products.

We believe utilization of net operating loss carryforwards from our acquisitions of JOTEC, On-X, Hemosphere, Inc., and Cardiogenesis Corporation will not have a material impact on income taxes for the 2020 tax year.

We expect to benefit from various aspects of the CARES Act including a decrease in the amount of interest expense limitation in 2019 and 2020 and the deferment of a portion of the 2020 employer’s portion of social security tax into 2021 and 2022.

As of September 30, 2020 approximately 24% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $6.9 million for the nine months ended September 30, 2020, as compared to $14.8 million for the nine months ended September 30, 2019.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net (loss) income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the nine months ended September 30, 2020 these non-cash items included $14.8 million in depreciation and amortization expenses, $7.4 million in non-cash compensation, $5.3 million in non-cash lease expense, and $4.9 million related to fair value adjustment of long-term loan.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the nine months ended September 30, 2020 these changes included unfavorable adjustments of $19.7 million due to an increase in inventory balances and deferred preservation costs and $2.6 million due to an increase in prepaid expenses and other assets, partially offset by $7.7 million due to the timing differences between recording receivables and the receipt of cash and favorable effect of $3.2 million due to timing differences between the recording of accounts payable and other current liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $70.8 million for the nine months ended September 30, 2020, as compared to $20.8 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020 cash flows used in investing activities included $59.6 million of payments related to the Ascyrus acquisition, net of cash acquired, $5.0 million in cash payments related to the Endospan agreements as described in the “Significant Sources of and Uses of Liquidity” section above, and of $5.2 million related to capital expenditures.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $95.3 million for the nine months ended September 30, 2020, as compared to net cash used in financing activities of $836,000 for the nine months ended September 30, 2019. The current year cash provided by financing activities was primarily due to the $100.0 million cash proceeds from the issuance of the Convertible Senior Notes partially offset by $3.6 million of debt issuance costs associated with these Convertible Senior Notes as described in the “Significant Sources and Uses of Liquidity” section above. During the nine months ended September 30, 2020, we borrowed and subsequently repaid $30.0 million from the Revolving Credit Facility, as described in the “Significant Sources and Uses of Liquidity” section above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Scheduled contractual obligations and the related future payments as of September 30, 2020 were as follows (in thousands):

		Remainder of
	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations	$321,187	$701	2,803	2,803	2,803	211,858	100,219
Contingent payments	129,194	--	25,048	2,097	2,048	--	100,001
Interest payments on long-term debt	59,411	2,370	13,601	13,412	13,306	12,460	4,262
Research obligations	24,158	3,282	8,733	7,495	4,196	452	--
Operating leases	23,464	1,435	6,823	4,340	2,877	2,706	5,283
Purchase commitments	7,026	4,145	2,651	163	18	25	24
Finance leases	6,398	178	695	639	638	636	3,612
Total contractual obligations	$570,838	$12,111	$60,354	$30,949	$25,886	$228,137	$213,401

Our long-term debt obligations and interest payments above result from scheduled principal payments and anticipated interest payments related to our Credit Agreement, Convertible Senior Notes, and JOTEC governmental loans. Long-term debt obligations include $100.0 million aggregate principal of Convertible Senior Notes with a maturity date of July 1, 2025, of which $78.7 million has been recorded as long-term debt as of September 30, 2020 on the “Summary Consolidated Balance Sheets” included in Part I, Item 1 of this form 10-Q.

The contingent payments obligation includes $120.0 million to be paid to the former shareholders of Ascyrus, of which $10.0 million is expected to be paid in CryoLife common stock, upon the achievement of certain milestones described in the “Significant Sources of and Uses of Liquidity” section above. We anticipate making a $5.0 million third tranche payment under the Endospan Loan upon receipt of certification that certain approvals and clinical trial milestones have been achieved. The contingent payments obligation also includes payments that we may make if certain U.S. regulatory approvals and certain commercial milestones are achieved related to our transaction with Starch Medical, Inc. (“SMI”) for PerClot and other licensed technologies.

Our research obligations represent commitments for ongoing studies and payments to support research and development activities.

Our operating and finance lease obligations result from the lease of land and buildings that comprise our corporate headquarters and our various manufacturing facilities, leases related to additional manufacturing, office, and warehouse space, leases on Company vehicles, and leases on a variety of office equipment and other equipment. The operating and finance lease obligations in this schedule are based on actual payments which include both interest and lease liability.

Our purchase commitments include obligations from agreements with suppliers, one of which is the minimum purchase requirements for PerClot under a distribution agreement with SMI. Pursuant to the terms of the distribution agreement, we may terminate that agreement, including the minimum purchase requirements set forth in the agreement for various reasons, one of which is if we obtain FDA approval for PerClot. These minimum purchases are included in the table above through 2021, based on the assumption that we will not terminate the distribution agreement before receiving FDA approval for PerClot. However, if we do not obtain FDA approval for PerClot and/or we choose not to terminate the distribution agreement, we may have minimum purchase obligations of up to $1.8 million per year through the end of the contract term in 2025.

The schedule of contractual obligations above excludes (i) obligations for estimated liability claims unless they are due as a result of a settlement agreement or other contractual obligation, as no assessments have been made for specific litigation, and (ii) any estimated liability for uncertain tax positions and interest and penalties, currently estimated to be $4.5 million, as no specific assessments have been made by any taxing authorities.

Capital Expenditures

Capital expenditures were $5.2 million for both the nine months ended September 30, 2020 and 2019, respectively. Capital expenditures in the nine months ended September 30, 2020 were primarily related to leasehold improvements needed to support our business, routine purchases of manufacturing and tissues processing equipment and computer software.

Risks and Uncertainties

See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $64.1 million as of September 30, 2020 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility, Term Loan Facility, and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us in the nine months ended September 30, 2020, affecting our cash and cash equivalents, restricted cash and securities, Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.

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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of September 30, 2020, the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

As disclosed above, on September 2, 2020 we entered into the Ascyrus Agreement to acquire 100% of the outstanding equity interests of Ascyrus. We are currently in the process of implementing CryoLife’s internal control structure over these operations.

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

An outbreak of respiratory illness caused by a novel coronavirus named “2019-nCoV” ( “COVID -19”) has resulted in millions of infections and continues to spread worldwide. On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a “pandemic.” In response, governments worldwide have undertaken significant efforts to contain COVID-19 and slow its spread, including various “shelter-in-place” and “stay-at-home” orders. In addition, hospitals and other healthcare providers have had to refocus their care on the surge of the COVID-19 cases and have postponed elective and non-emergent procedures, restricted access to these facilities, and in some cases cancelled elective procedures or re-allocated scarce resources to some critically ill patients. Although some areas have seen a decline in COVID-19 case numbers, the potential for additional impact from new waves of COVID-19 and longer than anticipated therapeutic and vaccine availability timelines remain. These efforts have impacted and could continue to impact our business activities, including the following activities:

•Our product sales. We have experienced an impact on revenues in the three months ending September 30, 2020, due to the COVID-19 pandemic. Although to date we experienced the most severe impact to our revenues in April of the second quarter 2020 followed by some sequential recovery in May and June and further recovery during the third quarter of 2020, the extent to which our revenue will be impacted by the pandemic in the fourth quarter of 2020 and beyond will depend largely on future developments.

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

•Our management of our indebtedness. As a precautionary measure to increase cash and maintain maximum financial flexibility during the COVID-19 pandemic, we borrowed the entire amount available under our $30.0 million secured revolving credit facility (“the Revolving Credit Facility”), increasing the level of our indebtedness and our repayment obligations. Subsequently, we issued $100.0 million aggregate principal amount of 4.25% convertible senior notes with a maturity date of July 1, 2025 (“Convertible Senior Notes”). We used portions of those proceeds to repay the Revolving Credit Facility and finance the Ascyrus transaction and the remainder we anticipate continuing to use for general corporate purposes. We have also reevaluated the need for and timing of certain expenses and have taken pre-emptive steps to reduce spending.  However, there can be no guarantee that these precautionary measures will provide us with all the liquidity we need going forward, particularly if the COVID-19 pandemic continues for an extended period of time, grows in severity or has impacts on our supply chain or operations that we do not anticipate.

•Our research and development projects. We have reduced spending on research and development projects, including clinical research projects. These reductions could adversely impact future revenue, and additional reductions in spending might be required, further impacting future revenue. In addition, our ability to conduct our ongoing research and development projects in markets that are affected by COVID-19 has been, and could continue to be, adversely impacted. Enrollment and timelines for our clinical trials have been and might continue to be impacted as healthcare providers reprioritize resources and limit access to healthcare facilities or as patients decline to participate or are hesitant to voluntarily visit healthcare facilities. In addition, COVID-19-related closures of government and regulatory agencies have slowed and might continue to slow the timelines for regulatory approvals.

If COVID-19 continues to spread, if efforts to contain COVID-19 continue or are unsuccessful, if we experience new infections of COVID-19 in areas previously successful in containing its spread, or if COVID-19 spreads among our employees or impacts our supply chain, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows. These future developments remain uncertain and difficult to predict but may intensify the impacts that we have already experienced. New information is continually emerging regarding the severity of the pandemic and the various government, regulatory, expert, and recommended actions to contain it or address its impact.

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

•Our ability to harness the JOTEC new product pipeline and research and development capabilities to drive long-term growth, including our ability to obtain Conformité Européene Mark product certification (“CE Mark”) for pipeline products and obtain or maintain certification for pipeline and current products as the European Union adopted a new Medical Device Regulation (MDR 2017/745) (“MDR”) or as existing certifications may be deemed or may become out of date;

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

We account for the completion of our acquisitions using the purchase method of accounting. We allocate the total estimated purchase prices to net tangible assets, amortizable intangible assets, and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the acquisitions, record the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required in purchase accounting including the following:

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

Tissue preservation services are a significant source of our revenues, accounting for 30% of revenues in the three months ended September 30, 2020 and 2019. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows, if we are unable to:

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

BioGlue® Surgical Adhesive (“BioGlue”) is a significant source of our revenues, accounting for 24% and 23% of revenues in the three months ended September 30, 2020 and 2019, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

JOTEC, inclusive of revenue from NEXUS and AMDS, is a significant source of our revenues, accounting for 24% and 23% of revenues in the three months ended September 30, 2020 and 2019, respectively. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

On-X is a significant source of our revenues, accounting for 19% of revenues in both the three months ended September 30, 2020 and 2019. The following could materially, adversely affect our revenues, financial condition, profitability, and cash flows:

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

Further, on May 25, 2017, the European Union adopted a new Medical Device Regulation (MDR 2017/745) (“MDR”). Although the MDR was originally scheduled to become effective on May 26, 2020, due to the COVID-19 pandemic, on April 23, 2020, the European Union enacted legislation postponing the full MDR implementation by one year until May 26, 2021. Upon implementation, among other changes, MDR will place more stringent requirements on manufacturers and European Notified Bodies regarding product classifications, pre- and post-market clinical studies, and other regulatory requirements for product clearances and approvals. These changes could result in product reclassifications and the imposition of other regulatory requirements that could delay, impede, or prevent our ability to commercialize existing, improved, or new products in the EEA. In addition, we or our Notified Bodies (or both) might be unable to timely meet the requirements of MDR. If either of the foregoing were to occur, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

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

On September 11, 2019, we entered into various agreements with Endospan, Ltd. (“Endospan”), an Israeli medical device manufacturer (the “Endospan Transaction”). The Endospan Transaction included an exclusive distribution agreement for NEXUS stent graft system (“NEXUS”) in certain countries in Europe for a fixed distribution fee of $9.0 million; a loan agreement (“Endospan Loan”) for a secured loan from CryoLife to Endospan in an amount up to $15.0 million, funded over three tranches of $5.0 million each upon the completion of certain milestones (the first and second tranche of which was paid in September 2019 and September 2020, respectively); and a security purchase option agreement providing CryoLife the option to purchase all the then outstanding securities of Endospan from Endospan’s existing securityholders for a price between $350.0 million and $450.0 million before or upon FDA approval of NEXUS, for which option CryoLife paid to Endospan $1.0 million.

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

We may not realize all the anticipated benefits of the Ascyrus acquisition.

On September 2, 2020, we entered into a Securities Purchase Agreement (the “Ascyrus Agreement”) to acquire 100% of the outstanding equity interests of Ascyrus Medical LLC (“Ascyrus”). Ascyrus is the developer of the Ascyrus Medical Dissection Stent (“AMDS”), the world’s first aortic arch remodeling device for use in the treatment of acute Type A aortic dissections.

Under the terms of the Ascyrus Agreement, we will pay an aggregate of up to $200.0 million in consideration, consisting of: (i) a cash payment of approximately $60.0 million and the issuance of $20.0 million in shares of CryoLife common stock, in each case, delivered at the closing of the acquisition, (ii) if the FDA approves an Investigational Device Exemption (“IDE”) application for the AMDS, a cash payment of $10.0 million and the issuance of $10.0 million in shares of CryoLife common stock, (iii) if the FDA approves a Premarket Approval (“PMA”) application submitted for the AMDS, a cash payment of $25.0 million, (iv) if regulatory approval of the AMDS is obtained in Japan on or before June 30, 2027, a cash payment of $10.0 million, (v) if regulatory approval of the AMDS is obtained in China on or before June 30, 2027, a cash payment of $10.0 million, and (vi) a potential cash payment of up to $55.0 million (or up to $65.0 million to $75.0 million if the Japanese or Chinese approvals are not secured on or before June 30, 2027) calculated as two times the incremental worldwide sales of the AMDS (or any other acquired technology or derivatives of such acquired technology) outside of the European Union during the three-year period following the date the FDA approves a Premarket Approval application submitted for the AMDS.

Our ability to realize the anticipated business opportunities, growth prospects, cost savings, synergies, and other benefits of the acquisition of Ascyrus depends on a number of factors including:

•Our ability to leverage our global infrastructure to sell the AMDS, including in its existing markets and expansion into new markets accessible with the AMDS’s existing CE Mark but not yet served;

•Our ability to foster cross-selling opportunities between the AMDS and the JOTEC product portfolio;

•Our ability to obtain regulatory approval for the AMDS in the U.S. and other markets;

•Our ability to execute on the existing development and clinical trial timelines for the AMDS;

•Our ability to meet demand for the AMDS; and

•Our ability to manage the unforeseen risks and uncertainties related to Ascyrus’s business, including any related to intellectual property rights.

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

In 2010 and 2011, we entered into various agreements with SMI pursuant to which, among other things, we (i) may distribute PerClot in certain international markets and are licensed to manufacture PerClot in the U.S.; (ii) acquired some technology to assist in the production of a potentially key component in PerClot; and (iii) obtained the exclusive right to pursue, obtain, and maintain FDA Pre-Market Approval (“PMA”) for PerClot. We are currently conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S., and we completed enrollment in January 2019. We anticipate being in a position to submit to the FDA during the fourth quarter of 2020. There is no guarantee, however, that we will obtain FDA approval when anticipated or at all. The estimated timing of regulatory approval for PerClot is based on factors beyond our control, including but not limited to, unforeseen scheduling difficulties and unfavorable results at various stages in the PMA application process. We may also decide to delay or terminate our pursuit of U.S. regulatory approval for PerClot at any time due to changing conditions at CryoLife, in the marketplace, or in the economy in general.

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

•Global Expansion – Drive growth by entering new international markets, establishing new international direct sales territories, and developing our commercial infrastructure in new markets, including emerging markets, China and Brazil; and

•Business Development – Drive growth by selectively pursuing acquisitions, licensing, and distribution opportunities that are aligned to our objectives and complement our existing products, services, and infrastructure. Examples include our acquisitions of JOTEC, On-X, and Ascyrus, and our distribution agreement and purchase option for NEXUS. To the extent that we identify, develop, or acquire non-core products or applications, we may dispose of these assets or pursue licensing or distribution agreements with third-party partners for development or commercialization.

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

We are currently engaged in several clinical trials and post-market clinical studies for our products, including our PROACT Xa clinical trial to determine if patients with an On-X mechanical aortic valve can be maintained safely and effectively on apixaban (Eliquis®) rather than on warfarin, and we also have begun efforts to initiate future U.S. clinical trials for certain JOTEC products, initiate U.S. and international clinical trials for the AMDS, and support Endospan’s U.S. clinical trial efforts for NEXUS. Each of these trials or studies is subject to the risks outlined herein.

We cannot give assurance that the relevant regulatory agencies will clear or approve these products and services or indications, or any new products and services or new indications, on a timely basis, if ever, or that the products and services or new indications will adequately meet the requirements of the applicable market or achieve market acceptance. We may encounter delays or rejections during any stage of the regulatory approval process if clinical or other data fails to demonstrate satisfactorily compliance with, or if the service or product fails to meet, the regulatory agency’s requirements for safety, efficacy, and quality, or the regulatory agency otherwise has concerns about our quality or regulatory compliance. Regulatory requirements for safety, efficacy, quality, and the conduct of clinical trials and post-market clinical studies may become more stringent due to changes in applicable laws, regulatory agency policies, or the adoption of new regulations. Clinical trials and post-market clinical studies may also be delayed or halted due to the following, among other factors:

•Unanticipated adverse events or side effects;

•Lack of funding;

•Inability to locate, recruit, and qualify sufficient numbers of clinical investigators or investigation sites;

•Inability to locate, recruit, and qualify sufficient numbers of patients;

•Redesign of clinical trial or post-market clinical study programs;

•Inability to manufacture or acquire sufficient quantities of the products, tissues, drugs, or any other components required for clinical trials or post-market clinical study programs;

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

As an example of these risks, we will not have a supply of handpieces for cardiac laser therapy until the FDA approves our supplier’s change in manufacturing location, pending our supplier’s resolution of several observations the FDA raised during a manufacturing site change inspection. We do not believe these observations relate to quality or safety. We currently anticipate resumption of supply during the first half of 2021.

We also conduct nearly all our internal manufacturing operations at three facilities: Austin, Texas for our On-X product line, Hechingen, Germany for our JOTEC product line, and Kennesaw, Georgia for all our other products. The NEXUS product is solely produced by Endospan in Herzelia, Israel, and the AMDS product is solely supplied by our supplier in Charlotte, North Carolina. If one of these facilities ceases operations temporarily or permanently, due to natural disaster or other reason, our business could be substantially disrupted.

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

The December 2017 tax reform legislation known as H.R. 1, commonly referred to as the "Tax Cuts and Jobs Act" ("the Tax Act"), made significant changes to U.S. federal income tax law. In response, the U.S. Treasury Department issued multiple significant proposed and final regulation packages to further interpret certain provisions of the Tax Act. As of September 30, 2020, a number of significant regulations have been finalized, including those for Section 163(j) business interest expense limitations and Section 250 FDII and GILTI deductions. In general, these finalized regulation packages are not effective for our tax year beginning January 1, 2020 and we are not electing to early-adopt most of these finalized regulations. However, we have analyzed these final regulations to determine their potential impact for the current year, and we have found such impact to be immaterial. In addition, we continue to await responses from various state taxing jurisdictions on the impact of the Tax Act on their local taxing regimes. Additional uncertainty is anticipated particularly in light of the current presidential election in the United States and the impact the presidential and congressional elections may have on federal regulation and taxation relating to the healthcare industry. We will continue to monitor and account for the future impacts of federal regulatory and state guidance in the interim period in which such additional guidance is issued.

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

In response to perceived increases in healthcare costs in recent years, there have been, and continue to be, proposals by the federal government, state governments, regulators, third-party payors, and elected office holders and candidates to control these costs and, more generally, to reform the U.S. healthcare system.  Additional uncertainty is anticipated particularly in light of the current presidential election in the United States and the impact the presidential and congressional elections may have on federal regulation law relating to the healthcare industry. Many healthcare laws, such as the Affordable Care Act, are complex, subject to change, and dependent on interpretation and enforcement decisions from government agencies with broad discretion. The application of these laws to us, our customers or the specific services and relationships we have with our customers is not always clear. Our failure to anticipate accurately any changes to or the repeal of the Affordable Care Act and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity and negatively affect our business, results of operations and financial condition. Further, the growth of our business, results of operations and financial condition rely, in part, on customers in the healthcare industry that receive substantial revenues from governmental and other third-party payer programs. A reduction or less than expected increase in government funding for these programs or a change in reimbursement or allocation methodologies could negatively affect our customers’ businesses and, in turn, negatively impact our business, results of operations and financial condition. Some of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products.  The adoption of some or all of these proposals could have a material, adverse effect on our financial condition and profitability. We cannot predict what further reform proposals, if any, will be adopted, when they will be adopted, or what impact they may have on us.  Any changes that lower reimbursement for our products or reduce medical procedure volumes, however, could adversely affect our business and profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

       (c)  The following table provides information about purchases by us during the quarter ended September 30, 2020 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number
			of Common Shares	Dollar Value
	Total Number of		Purchased as	of Common Shares
	Common Shares	Average Price	Part of Publicly	That May Yet Be
	and Common Stock	Paid per	Announced	Purchased Under the
Period	Units Purchased	Common Share	Plans or Programs	Plans or Programs
07/01/20 - 07/31/20	--	$--	--	$--
08/01/20 - 08/31/20	1,199	21.06	--	--
09/01/20 - 09/30/20	846	17.63	--	--
Total	2,045	19.64	--

The common shares purchased during the quarter ended September 30, 2020 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

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
2.1

Securities Purchase Agreement, dated September 2, 2020, by and among CryoLife, Inc., Ascyrus Medical LLC, the securityholders of Ascyrus Medical LLC and the Securityholder Representative (as defined therein) (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 2, 2020.)

3.1	Amended and Restated Articles of Incorporation of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2020.)
3.2	Amended and Restated By-Laws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed February 22, 2018.)
4.1	Form of Certificate for our Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
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
10.1

Form of Salary Reduction Letter for the Company’s Senior Management Operating Team, dated April 24, 2020. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2020.)

10.2	Form of 2020 Non-Executive Director Restricted Stock Award Agreement. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2020.)
10.3

Second Amendment to Credit and Guaranty Agreement by and among CryoLife, Inc., CryoLife International, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., AuraZyme Pharmaceuticals, Inc., the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, dated as of April 29, 2020. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2020.)

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

November 5, 2020

------------------------

DATE