Form 10-Q
period 2021-03-31
CRYOLIFE INC
filed 2021-04-30
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2021
Common Stock, $0.01 par value	39,098,012

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

In Thousands, Except Per Share Data

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Products	$53,345	$46,420
Preservation services	17,742	20,009
Total revenues	71,087	66,429

Cost of products and preservation services:
Products	14,911	13,040
Preservation services	8,338	9,218
Total cost of products and preservation services	23,249	22,258

Gross margin	47,838	44,171

Operating expenses:
General, administrative, and marketing	38,638	39,002
Research and development	7,754	6,356
Total operating expenses	46,392	45,358

Operating income (loss)	1,446	(1,187)

Interest expense	4,040	3,388
Interest income	(24)	(102)
Other expense, net	1,931	3,662

Loss before income taxes	(4,501)	(8,135)
Income tax benefit	(1,363)	(1,470)

Net loss	$(3,138)	$(6,665)

Loss per common share:
Basic	$(0.08)	$(0.18)
Diluted	$(0.08)	$(0.18)

Weighted-average common shares outstanding:
Basic	38,738	37,390
Diluted	38,738	37,390

Net loss	$(3,138)	$(6,665)
Other comprehensive loss:
Foreign currency translation adjustments	(10,290)	(4,463)
Comprehensive loss	$(13,428)	$(11,128)

See accompanying Notes to Condensed Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

In Thousands

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,552	$61,412
Restricted securities	550	546
Trade receivables, net	48,320	45,964
Other receivables	2,416	2,788
Inventories	73,375	73,038
Deferred preservation costs	39,250	36,546
Prepaid expenses and other	15,220	14,295
Total current assets	235,683	234,589

Goodwill	253,950	260,061
Acquired technology, net	178,964	186,091
Other intangibles, net	39,274	40,966
Operating lease right-of-use assets, net	39,073	18,571
Property and equipment, net	31,497	33,077
Deferred income taxes	1,657	1,446
Other assets	14,734	14,603
Total assets	$794,832	$789,404

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of contingent consideration	$16,800	$16,430
Accrued compensation	10,644	10,192
Accounts payable	8,952	9,623
Accrued expenses	8,564	7,472
Accrued procurement fees	3,402	3,619
Current maturities of operating leases	1,548	5,763
Current portion of long-term debt	1,174	1,195
Taxes payable	3,229	2,808
Other liabilities	3,705	3,366
Total current liabilities	58,018	60,468

Long-term debt	310,058	290,468
Contingent consideration	44,100	43,500
Non-current maturities of operating leases	38,441	14,034
Deferred income taxes	29,272	34,713
Deferred compensation liability	5,436	5,518
Other liabilities	12,176	11,990
Total liabilities	$497,501	$460,691

Commitments and contingencies

Shareholders' equity:
Preferred stock	--	--
Common stock (issued shares of 40,585 in 2021 and 40,394 in 2020)	406	404
Additional paid-in capital	301,449	316,192
Retained earnings	13,671	20,022
Accumulated other comprehensive (loss) income	(3,547)	6,743
Treasury stock, at cost, 1,487 shares as of March 31, 2021 and December 31, 2020, respectively	(14,648)	(14,648)
Total shareholders' equity	297,331	328,713

Total liabilities and shareholders' equity	$794,832	$789,404

See accompanying Notes to Condensed Consolidated Financial Statements.

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

In Thousands

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net cash flows from operating activities:
Net loss	$(3,138)	$(6,665)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,006	4,898
Non-cash compensation	2,480	2,564
Non-cash lease expense	1,758	1,746
Write-down of inventories and deferred preservation costs	1,274	720
Change in fair value of contingent consideration	970	--
Deferred income taxes	(4,241)	(265)
Other	787	461
Changes in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	1,590	(2,489)
Prepaid expenses and other assets	(1,291)	982
Receivables	(3,301)	3,557
Inventories and deferred preservation costs	(5,933)	(2,874)
Net cash flows (used in) provided by operating activities	(3,039)	2,635

Net cash flows from investing activities:
Capital expenditures	(1,502)	(2,539)
Other	692	(364)
Net cash flows used in investing activities	(810)	(2,903)

Net cash flows from financing activities:
Proceeds from revolving line of credit	--	30,000
Proceeds from exercise of stock options and issuance of common stock	861	1,064
Redemption and repurchase of stock to cover tax withholdings	(1,813)	(1,712)
Repayment of debt	(701)	(691)
Other	(442)	(146)
Net cash flows (used in) provided by financing activities	(2,095)	28,515

Effect of exchange rate changes on cash, cash equivalents, and restricted securities	1,088	1,336
(Decrease) increase in cash, cash equivalents, and restricted securities	(4,856)	29,583

Cash, cash equivalents, and restricted securities beginning of period	61,958	34,294
Cash, cash equivalents, and restricted securities end of period	$57,102	$63,877

See accompanying Notes to Condensed Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

In Thousands

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	39,018	390	271,782	36,704	(8,589)	(1,484)	(14,591)	285,696
Net loss	--	--	--	(6,665)	--	--	--	(6,665)
Other comprehensive loss	--	--	--	--	(4,463)	--	--	(4,463)
Equity compensation	208	2	2,687	--	--	--	--	2,689
Exercise of options	33	--	376	--	--	--	--	376
Employee stock purchase plan	30	--	688	--	--	--	--	688
Redemption and repurchase of stock to cover tax withholdings	(70)	--	(1,712)	--	--	--	--	(1,712)
Balance at March 31, 2020	39,219	$392	$273,821	$30,039	$(13,052)	(1,484)	$(14,591)	$276,609

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Income (Loss)	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	40,394	404	316,192	20,022	6,743	(1,487)	(14,648)	328,713
Net loss	--	--	--	(3,138)	--	--	--	(3,138)
Other comprehensive loss	--	--	--	--	(10,290)	--	--	(10,290)
Impact of adoption of ASU 2020-06	--	--	(16,426)	(3,213)	--	--	--	(19,639)
Equity compensation	207	2	2,635	--	--	--	--	2,637
Exercise of options	19	--	271	--	--	--	--	271
Employee stock purchase plan	37	1	589	--	--	--	--	590
Redemption and repurchase of stock to cover tax withholdings	(72)	(1)	(1,812)	--	--	--	--	(1,813)
Balance at March 31, 2021	40,585	$406	$301,449	$13,671	$(3,547)	(1,487)	$(14,648)	$297,331

See accompanying Notes to Condensed Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Overview

The accompanying Condensed Consolidated Financial Statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three months ended, March 31, 2021 and 2020 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all the information and disclosures that are required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 22, 2021.

New Accounting Standards

Recently Adopted

In August 2020 the FASB issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by eliminating two accounting models (i.e., the cash conversion model and beneficial conversion feature mode) and reducing the number of embedded conversion features that could be recognized separately from the host contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective approach and recorded $20.4 million to increase long-term debt, $3.2 million to reduce retained earnings, and $16.4 million to reduce additional paid-in capital included on the Condensed Consolidated Balance Sheets. See Note 10 for further discussion of convertible debt.

In December 2019 the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2019-02 on January 1, 2021 and the adoption did not have an impact on our financial condition or results of operation.

2. Acquisition of Ascyrus

Overview

On September 2, 2020, we entered into a Securities Purchase Agreement (the “Ascyrus Agreement”) to acquire 100% of the outstanding equity interests of Ascyrus Medical LLC, (“Ascyrus”). Ascyrus developed the Ascyrus Medical Dissection Stent (“AMDS”) hybrid prosthesis, the world’s first aortic arch remodeling device for use in the treatment of acute Type A aortic dissections.

Under the terms of the Ascyrus Agreement, we will pay an aggregate of up to $200.0 million in consideration, consisting of: (i) a cash payment of approximately $60.0 million and the issuance of $20.0 million in shares of CryoLife common stock, in each case, that were delivered at the closing of the acquisition, (ii) if the U.S. Food and Drug Administration (the “FDA”) approves an Investigational Device Exemption (“IDE”) application for the AMDS, a cash payment of $10.0 million and the issuance of $10.0 million in shares of CryoLife common stock, (iii) if the FDA approves a Premarket Approval (“PMA”) application submitted for the AMDS, a cash payment of $25.0 million, (iv) if regulatory approval of the AMDS is obtained in Japan on or before June 30, 2027, a cash payment of $10.0 million, (v) if regulatory approval of the AMDS is obtained in China on or before June 30, 2027, a cash payment of $10.0 million and (vi) a potential additional consideration cash payment capped at $55.0 million (or up to $65.0 million to $75.0 million if the Japanese or Chinese approvals are not secured on or before June 30, 2027 and those approval milestone payments are added to the potential additional consideration cash payment cap) calculated as two times the incremental worldwide sales of the AMDS (or any other acquired technology or derivatives of such acquired technology) outside of the European Union during the three-year period following the date the FDA approves a Premarket Approval application submitted for the AMDS.

Accounting for the Transaction

Upon closing of the acquisition on September 2, 2020, we paid $82.4 million consisting of $62.4 million in cash consideration, and $20.0 million in shares of CryoLife common stock. The number of shares issued was based on a 10-day moving volume weighted average closing price of a share of CryoLife common stock as of the date immediately prior to closing, resulting in an issuance of 991,800 shares of CryoLife common stock.

As part of the acquisition, we may be required to pay additional consideration in cash and equity up to $120.0 million to the former shareholders of Ascyrus upon the achievement of certain milestones and the sales-based additional earnout described above. The fair value of the total potential purchase consideration of $200.0 million was calculated to be $137.8 million, which includes total purchase consideration, as well as the contingent consideration liability discussed below. Our preliminary allocation of the purchase consideration was allocated to Ascyrus’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of September 2, 2020.

We recorded the contingent consideration liability of $16.8 million and $16.4 million in Current liabilities and $44.1 million and $43.5 million in Other long-term liabilities as of March 31, 2021 and December 31, 2020, respectively, in the Condensed Consolidated Balance Sheets, representing the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 4. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.

We performed an assessment of the fair value of the contingent consideration as of March 31, 2021 and recorded a $970,000 fair value adjustment in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss, as a result of this assessment.

We recorded $62.5 million of preliminary goodwill, of which $61.2 million was deductible for tax purposes, based on the amount by which the total purchase consideration price exceeded the fair value of the net assets acquired and liabilities assumed. Goodwill from this transaction primarily relates to synergies expected from the acquisition and has been allocated to our Medical Devices segment. The estimated allocation of assets acquired and liabilities assumed is based on the information available that would have been known as of the acquisition date. We are completing our procedures related to the purchase price allocation and if information regarding these values is received that would result in a material adjustment to the values recorded, we will recognize the adjustment, which may include the recognition of additional expenses or other allocation adjustments, in the period this determination is made. During the three months ended March 31, 2021 we received a $777,000 cash distribution from escrow related to the working capital adjustments which reduced the purchase price consideration. This adjustment was included in other cash flows used in investing activities on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021.

The September 2, 2020 allocation of preliminary purchase consideration adjusted as of March 31, 2021 consisted of the following (in thousands):

Consideration
Cash paid for acquisition	$62,359
Common stock issued	20,000
Contingent consideration	55,407
Fair value of total consideration	$137,766

Purchase Price Allocation
Cash and cash equivalents	$4,017
Intangible assets	72,600
Net other assets/liabilities acquired	(1,366)
Goodwill	62,515
Net assets acquired	$137,766

Pro forma financial information related to the Ascyrus Agreement has not been provided as it is not material to our consolidated results of operations. The results of operations of Ascyrus acquisition are included in results of operations from the date of acquisition and were not significant for the three months ended March 31, 2021.

3. Agreements with Endospan

Exclusive Distribution Agreement and Securities Purchase Option Agreement

On September 11, 2019 CryoLife, Inc.’s wholly-owned subsidiary, JOTEC GmbH, (“JOTEC”), entered into an exclusive distribution agreement (“Endospan Distribution Agreement”) with Endospan Ltd. (“Endospan”), an Israeli corporation, pursuant to which JOTEC obtained exclusive distribution rights for Endospan’s NEXUS TM stent graft system (“NEXUS”) and accessories in certain countries in Europe in exchange for a fixed distribution fee of $9.0 million paid in September 2019.

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

The first tranche of the Endospan Loan was funded upon execution of the agreement in September 2019. During September 2020 we funded the second tranche payment of $5.0 million upon the certification of the NEXUS IDE from the FDA. The third tranche is required to be funded upon certification of enrollment of at least 50% of the required number of patients in the primary arm of the FDA approved clinical trial for NEXUS, in each case subject to Endospan’s continued compliance with the Endospan Loan and certain other conditions. If a termination fee becomes payable by Endospan under the Endospan Distribution Agreement, it will be added to the amount payable to CryoLife under the Endospan Loan.

Variable Interest Entity

We consolidate the results of a variable interest entity ("VIE") when it is determined that we are the primary beneficiary. Based on our initial evaluation of Endospan and the related agreements with Endospan, we determined that Endospan is a VIE. Although the arrangement with Endospan resulted in our holding a variable interest, it did not empower us to direct those activities of Endospan that most significantly impact the VIE economic performance. Therefore, we are not the primary beneficiary, and we have not consolidated Endospan into our financial results. Our payments to Endospan in September 2019 totaled $15.0 million which included a $9.0 million distribution fee, a $1.0 million securities purchase option, and $5.0 million for the first tranche of the Endospan Loan. We paid an additional $5.0 million for the second tranche described above. We evaluated Endospan for VIE classification as of March 31, 2021 and December 31, 2020 and determined that Endospan meets the criteria of a non-consolidating VIE. Our payments to date, including any loans, guarantees, and other subordinated financial support related to this VIE, totaled $20.0 million as of March 31, 2021, representing our maximum exposure to loss, and were not individually significant to our consolidated financial statements.

Valuation

The agreements with Endospan were entered into concurrently and had certain terms that are interrelated. In our evaluation of the initial relative fair value of each of the Endospan agreements to determine the amount to record, we utilized discounted cash flows to estimate the fair market value for the Endospan Loan and for the Endospan Distribution Agreement. We estimated the fair value of the Endospan Option Agreement utilizing the Monte Carlo simulation. Inputs in our valuation of the Endospan agreements included cash payments and anticipated payments based on the executed agreements with Endospan, projected discounted cash flows in connection with the Endospan transaction, our expected internal rate of return and discount rates, and our assessed probability and timing of receipt of certification of certain approvals and milestones in obtaining FDA approval. Based on the initial fair value of the Endospan Loan and the relative fair values of the Endospan Distribution Agreement and Endospan Option Agreement, we recorded the Endospan Loan value of $358,000 in Other long-term assets in the Condensed Consolidated Balance Sheets as of December 31, 2019. The Endospan Option Agreement was valued at $4.8 million in Other long-term assets in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. The Endospan Distribution Agreement was recorded at $7.2 million and $8.0 million in Other Intangibles, net in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively.

We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics, and adjust the amount recorded to its current fair market value at each reporting period. The fair value of the Endospan Loan was $409,000 as of March 31, 2021 and December 31, 2020.

4. Financial Instruments

The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

March 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,006	$--	$--	$10,006
Restricted securities:
Money market funds	550	--	--	550
Endospan loan	--	--	409	409
Total assets	$10,556	$--	$409	$10,965

Current liabilities:
Contingent consideration	--	--	(16,800)	(16,800)

Long-term liabilities:
Contingent consideration	--	--	(44,100)	(44,100)
Total liabilities	$--	$--	$(60,900)	$(60,900)

December 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,484	$--	$--	$11,484
Restricted securities:
Money market funds	546	--	--	546
Endospan loan	--	--	409	409
Total assets	$12,030	$--	$409	$12,439

Current liabilities:
Contingent consideration	--	--	(16,430)	(16,430)

Long-term liabilities:
Contingent consideration	--	--	(43,500)	(43,500)
Total liabilities	$--	$--	$(59,930)	$(59,930)

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

	Endospan Loan		Contingent Consideration
Balance as of December 31, 2020	$409	Balance as of December 31, 2020	$(59,930)
Change in valuation	--	Change in valuation	(970)
Balance as of March 31, 2021	$409	Balance as of March 31, 2021	$(60,900)

5. Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and restricted securities (in thousands):

		Unrealized	Estimated
		Holding	Market
March 31, 2021	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$10,006	$--	$10,006
Restricted securities:
Money market funds	550	--	550
Total assets	$10,556	$--	$10,556

		Unrealized	Estimated
		Holding	Market
December 31, 2020	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$11,484	$--	$11,484
Restricted securities:
Money market funds	546	--	546
Total assets	$12,030	$--	$12,030

As of March 31, 2021 and December 31, 2020 $550,000 and $546,000, respectively, of our money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating to international tax obligations.

There were no gross realized gains or losses on cash equivalents and restricted securities in the three months ended March 31, 2021 and 2020. As of March 31, 2021 $550,000 of our restricted securities had a maturity date within three months. As of December 31, 2020 $546,000 of our restricted securities had a maturity date within three months.

6. Inventories and Deferred Preservation Costs

Inventories at March 31, 2021 and December 31, 2020 were comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials and supplies	$34,789	$33,625
Work-in-process	7,730	6,318
Finished goods	30,856	33,095
Total inventories	$73,375	$73,038

Total deferred preservation costs were $39.3 million and $36.5 million as of March 31, 2021 and December 31, 2020, respectively.

To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves, JOTEC and AMDS products at international hospital locations. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of March 31, 2021 we had $13.4 million in consignment inventory, with approximately 43% in domestic locations and 57% in international locations. As of December 31, 2020 we had $11.9 million in consignment inventory, with approximately 47% in domestic locations and 53% in international locations.

7. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of March 31, 2021 and December 31, 2020 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Goodwill	$253,950	260,061
In-process R&D	2,286	2,392
Procurement contracts and agreements	2,013	2,013
Trademarks	765	765

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

We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of March 31, 2021 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.

As of March 31, 2021 and December 31, 2020 our entire goodwill balance was related to our Medical Devices segment.

Medical Devices Segment
Balance as of December 31, 2020	$260,061
Ascyrus acquisition	(843)
Revaluation of goodwill denominated in foreign currency	(5,268)
Balance as of March 31, 2021	$253,950

Definite Lived Intangible Assets

The definite lived intangible balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. As of March 31, 2021 and December 31, 2020 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands):

	Gross Carrying	Accumulated	Amortization
March 31, 2021	Value	Amortization	Period
Acquired technology	$217,238	$38,274	11	–	22	Years
Customer lists and relationships	31,218	8,494	13	–	22	Years
Distribution and manufacturing rights and know-how	14,254	5,780	5	–	15	Years
Patents	3,963	3,120			17	Years
Other	3,403	1,234	4	–	5	Years

	Gross Carrying	Accumulated	Amortization
December 31, 2020	Value	Amortization	Period
Acquired technology	$222,182	$36,091	11	–	22	Years
Customer lists and relationships	31,316	8,132	13	–	22	Years
Distribution and manufacturing rights and know-how	14,728	5,349	5	–	15	Years
Patents	3,966	3,113			17	Years
Other	3,453	1,073	4	–	5	Years

Amortization Expense

The following is a summary of amortization expense as recorded in general, administrative, and marketing expenses on our Condensed Consolidated Statement of Operations and Comprehensive Loss (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Amortization expense	$4,260	$3,033

As of March 31, 2021 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder
	of 2021	2022	2023	2024	2025	2026	Total
Amortization expense	$12,540	16,175	15,727	15,381	13,246	12,826	$85,895

8. Income Taxes

Income Tax Expense

Our effective income tax rate was a benefit of 30% and 18% for the three months ended March 31, 2021 and 2020, respectively. The change in the tax rate for the three months ended March 31, 2021 is primarily due to a change in pre-tax book loss, as well as a reduction in the excess tax benefit related to stock compensation for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

The income tax rate for the three months ended March 31, 2021 was favorably impacted by excess tax benefit deductions related to stock compensation, the research and development tax credit, and the reduction of a valuation allowance on prior year items. These factors were partially offset by the unfavorable impacts of non-deductible operating expenses, executive compensation expenses, and the recording of a tax reserve on prior year items.

The income tax rate for the three months ended March 31, 2020 was favorably impacted by excess tax benefit deductions related to stock compensation. These factors were partially offset by the unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

Deferred Income Taxes

We generate deferred tax assets primarily as a result of the difference in fixed asset depreciation lives for book and tax purposes, accruals for which the timing of deductibility is different for book and tax purposes, the timing of tax deductions related to stock compensation, interest expense disallowances, and operating losses. We acquired significant deferred tax assets, primarily net operating loss carryforwards, from our acquisitions of JOTEC and its subsidiaries in 2017, On-X in 2016, Hemosphere, Inc. in 2012, and Cardiogenesis Corporation in 2011. We believe utilization of these net operating losses will not have a material impact on income taxes for the 2021 tax year.

As of March 31, 2021 we maintained a total of $9.4 million in valuation allowances against deferred tax assets, including state and federal net operating loss carryforwards and interest expense disallowance carryforwards, and a net deferred tax liability of $27.6 million. As of December 31, 2020 we maintained a total of $7.2 million in valuation allowances against deferred tax assets, including state and federal net operating loss carryforwards, and a net deferred tax liability of $33.3 million.

During the three months ended March 31, 2021, we released a valuation allowance and increased a tax reserve in the amount of a net $1.8 million related to immaterial prior period correction of errors in the calculation of the valuation allowance and an uncertain tax position. The valuation allowance adjustment, which comprises the majority of the adjustment primarily arises from the improper reversal in the prior period valuation allowance assessment of future temporary differences created from the accounting of its convertible debt. On correcting the errors, we recorded an income tax benefit of $1.8 million.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the novel coronavirus disease (“COVID-19”) pandemic, the U.S. government enacted the CARES Act on March 27, 2020. The CARES Act provides various forms of relief and assistance to U.S. businesses. We recorded a reduction to income taxes payable and deferred tax assets of approximately $1.3 million for the change to the 2019 Section 163(j) interest expense deduction limitation for the three months ended March 2020.

9. Leases

We have operating and finance lease obligations resulting from the lease of land and buildings that comprise our corporate headquarters and various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on Company vehicles; and leases on a variety of office and other equipment.

On January 6, 2021 we executed a modification to extend the lease of our headquarters location in Kennesaw, Georgia. This modification resulted in an increase in the present value of future lease obligations and corresponding right-of-use asset of $23.3 million, using a discount rate of 6.41%.

Consolidated balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

Operating leases:	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$48,859	$28,242
Accumulated amortization	(9,786)	(9,671)
Operating lease right-of-use assets, net	$39,073	$18,571

Current maturities of operating leases	$1,548	$5,763
Non-current maturities of operating lease	38,441	14,034
Total operating lease liabilities	$39,989	$19,797

Finance leases:
Property and equipment, at cost	$7,208	$7,620
Accumulated amortization	(1,897)	(1,905)
Property and equipment, net	$5,311	$5,715

Current maturities of finance leases	$578	$614
Non-current maturities of finance leases	4,930	5,300
Total finance lease liabilities	$5,508	$5,914

Weighted average remaining lease term (in years):
Operating leases	13.2	5.1
Finance leases	9.5	9.8

Weighted average discount rate:
Operating leases	5.9%	5.2%
Finance leases	2.0%	2.0%

Current maturities of finance leases are included as a component of Other current liabilities and non-current maturities of finance leases are included as a component of Other long-term liabilities on our Condensed Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, Administrative, and Marketing Expenses on our Condensed Consolidated Statements of Operations and Comprehensive Loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Amortization of property and equipment	$154	$162
Interest expense on finance leases	29	29
Total finance lease expense	183	191
Operating lease expense	1,758	1,748
Sublease income	(124)	(226)
Total lease expense	$1,817	$1,713

A summary of our cash flow information related to leases is as follows (in thousands):

	Three Months Ended	Three Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	March 31, 2021	March 31, 2020
Operating cash flows for operating leases	$1,500	$29
Financing cash flows for finance leases	144	1,745
Operating cash flows for finance leases	28	147

Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance	Operating	Sublease
	Leases	Leases	Income
Remainder of 2021	$512	$2,650	$275
2022	642	4,653	305
2023	641	5,268	--
2024	637	4,973	--
2025	618	4,160	--
Thereafter	2,999	38,922	--
Total minimum lease payments	$6,049	$60,626	$580
Less amount representing interest	(541)	(20,637)
Present value of net minimum lease payments	5,508	39,989
Less current maturities	(578)	(1,548)
Lease liabilities, less current maturities	$4,930	$38,441

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

In October 2018 we finalized an amendment to the Credit Agreement to reprice interest rates, resulting in a reduction in the interest rate margins over base rates on the Term Loan Facility. The loan under the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. Prior to the repricing, the optional floating annual rate was equal to either the base rate plus a margin of 3.00%, or LIBOR, plus a margin of 4.00%. The loan under the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR, plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment event of default or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of March 31, 2021 the aggregate interest rate was 4.25% per annum. We are obligated to pay an unused commitment fee equal to 0.50% of the unutilized portion of the revolving loans. In addition, we are also obligated to pay other customary fees for a credit facility of this size and type.

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

In March 2020 as a precautionary measure to increase cash and maintain maximum financial flexibility during the current uncertainty in global markets resulting from the COVID-19 pandemic, we borrowed the entire amount available under our $30.0 million Revolving Credit Facility at an aggregate interest rate of 5.20%. On June 29, 2020 we used some of the net proceeds from the issuance of Convertible Senior Notes, as discussed below, to repay the $30.0 million outstanding under our Revolving Credit Facility.

On April 29, 2020 we entered into an amendment to our Credit Agreement. As part of the amendment we obtained a waiver of our maximum first lien net leverage ratio covenant through the end of 2020. In addition, the amendment to our Credit Agreement provides that EBITDA, for covenant testing purposes, in each quarter of 2020 was deemed equal to a fixed value equal to our bank covenant EBITDA in the fourth quarter of 2019, when our first lien net leverage was 3.4x. As a result of these changes, we became subject to a new minimum liquidity covenant. We are also subject to restrictions on certain payments, including cash dividends. The new minimum liquidity covenant required a minimum liquidity of at least $12.0 million as of the last day of any month in 2020, and as of the last day of any quarter through the third quarter of 2021 when our Revolving Credit Facility is drawn in excess of 25% (or $7.5 million) of the amount available as of the last day of any fiscal quarter during that period. Beginning in 2021, if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable.

Convertible Senior Notes

On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% convertible senior notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of March 31, 2021. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation.

The interest expense recognized on the Convertible Senior Notes includes approximately $1.2 million for the aggregate of the contractual coupon interest, and the amortization of the debt issuance costs as of three months ended March 31, 2021. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually.

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

We cannot redeem the Convertible Senior Notes before July 5, 2023. We can redeem them on or after July 5, 2023, in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of its other securities. As of March 31, 2021 we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes. We used a portion of the proceeds to pay off the $30.0 million outstanding under our Revolving Credit Facility and finance the Ascyrus transaction and anticipate using the remaining funds for general corporate purposes.

Government Supported Bank Debt

In June 2015 JOTEC obtained two loans from Sparkasse Zollernalb, which are government sponsored by the Kreditanstalt für Wiederaufbau Bank (“KFW”). Both KFW loans have a term of nine years and the interest rates are 2.45% and 1.40%, respectively.

Loan Balances

The short-term and long-term balances of our term loan and other long-term borrowings were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Term loan balance	$217,688	$218,250
Convertible senior notes	100,000	79,555
2.45% Sparkasse Zollernalb (KFW Loan 1)	782	886
1.40% Sparkasse Zollernalb (KFW Loan 2)	1,319	1,457
Total loan balance	319,789	300,148
Less unamortized loan origination costs	(8,557)	(8,485)
Net borrowings	311,232	291,663
Less short-term loan balance	(1,174)	(1,195)
Long-term loan balance	$310,058	$290,468

Interest Expense

Interest expense was $4.0 million for the three months ended March 31, 2021, as compared to $3.4 million for the three months ended March 31, 2020. Interest expense includes interest on debt and uncertain tax positions in both periods.

11. Commitments and Contingencies

Liability Claims

Our estimated unreported loss liability was $1.9 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the related recoverable insurance amounts were $1.0 million and $974,000, respectively. We accrue our estimate of unreported product and tissue processing liability claims as a component of other long-term liabilities and record the related recoverable insurance amount as a component of Other long-term assets, as appropriate. Further analysis indicated that the estimated liability as of March 31, 2021 could have been as high as $4.1 million, after including a reasonable margin for statistical fluctuations calculated based on actuarial simulation techniques.

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

We are conducting our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the U.S. Enrollment was completed in January 2019. We anticipate being in a position to submit Premarket Approval (“PMA”) to the FDA in the third quarter of 2021.

As of March 31, 2021 we had $1.5 million in prepaid royalties, $1.7 million in intangible assets, net, and $1.2 million in property and equipment, net, on our Condensed Consolidated Balance Sheets related to the PerClot product line. If we do not ultimately pursue or receive FDA approval to commercialize PerClot in the U.S., these assets could be materially impaired in future periods.

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

For the three months ended March 31, 2021 and 2020 the sources of revenue were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
Domestic hospitals	$36,229	$36,336
International hospitals	26,128	19,737
International distributors	8,642	10,245
CardioGenesis cardiac laser therapy	88	111
Total sources of revenue	$71,087	$66,429

Also see segment disaggregation information in Note 15 below.

Contract Balances

We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra DESIGN ENGINEERING product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of March 31, 2021 and 2020.

We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of March 31, 2021 and 2020 was not material.

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

Equity Grants

During the three months ended March 31, 2021 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees, and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 381,000 shares and had an aggregate grant date market value of $9.5 million.

During the three months ended March 31, 2020 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees, and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 255,000 shares and had an aggregate grant date market value of $6.6 million. The PSUs granted in 2020 represent the right to receive from 60% to 150% of the target number of shares of common stock. In February 2021 the Committee used structured discretion to determine that the 2020 PSUs were earned and should be paid out at 100% of target resulting in a modification of the award which resulted in $960,000 compensation expense during the three months ended March 31, 2021 related to these performance awards.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 226,000 and 212,000 shares to certain Company officers during the three months ended March 31, 2021 and 2020, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 36,000 and 30,000 shares in the three months ended March 31, 2021 and 2020, respectively, through the ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended
	March 31, 2021
	Stock Options	ESPP
Expected life	5.0 Years	0.5 Years
Expected stock price volatility	0.40	0.46
Risk-free interest rate	0.57%	0.09%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into deferred preservation and inventory costs (in thousands):

	Three Months Ended
	March 31,
	2021	2020
RSA, RSU, and PSU expense	$2,050	$2,156
Stock option and ESPP expense	587	533
Total stock compensation expense	$2,637	$2,689

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $157,000 in the three months ended March 31, 2021, and $125,000 in the three months ended March 31, 2020, of the stock compensation expense into our inventory costs and deferred preservation costs.

As of March 31, 2021 we had total unrecognized compensation costs of $14.8 million related to RSAs, RSUs, and PSUs and $3.2 million related to unvested stock options. As of March 31, 2021 this expense is expected to be recognized over a weighted-average period of 1.7 years for PSUs, 2.3 years for stock options, 2.4 years for RSUs, and 1.7 years for RSAs.

14. Loss per Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
Basic loss per common share	2021	2020
Net loss	$(3,138)	$(6,665)
Net loss allocated to participating securities	23	43
Net loss allocated to common shareholders	$(3,115)	$(6,622)

Basic weighted-average common shares outstanding	38,738	37,390
Basic loss per common share	$(0.08)	$(0.18)

	Three Months Ended
	March 31,
Diluted loss per common share	2021	2020
Net loss	$(3,138)	$(6,665)
Net loss allocated to participating securities	23	43
Net loss allocated to common shareholders	$(3,115)	$(6,622)

Basic weighted-average common shares outstanding	38,738	37,390
Effect of dilutive stock options and awards	--	--
Diluted weighted-average common shares outstanding	38,738	37,390
Diluted loss per common share	$(0.08)	$(0.18)

We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. Accordingly, for the three months ended March 31, 2021 and 2020 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss.

15. Segment Information

We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of aortic stents and stent grafts, surgical sealants, On-X, and other product revenues. Aortic stents and stent grafts include JOTEC, AMDS and NEXUS product revenues. Surgical sealants include BioGlue Surgical Adhesive product revenues. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

The primary measure of segment performance, as viewed by our management, is segment gross margin or net external revenues less cost of products and preservation services. We do not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Medical devices	$53,345	$46,420
Preservation services	17,742	20,009
Total revenues	71,087	66,429

Cost of products and preservation services:
Medical devices	14,911	13,040
Preservation services	8,338	9,218
Total cost of products and preservation services	23,249	22,258

Gross margin:
Medical devices	38,434	33,380
Preservation services	9,404	10,791
Total gross margin	$47,838	$44,171

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Products:
Aortic stents and stent grafts	$20,205	15,468
Surgical sealants	17,828	16,737
On-X	13,095	12,202
Other	2,217	2,013
Total products	53,345	46,420

Preservation services	17,742	20,009
Total revenues	$71,087	$66,429

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

•Our beliefs about potential competition and competitive products, potential adverse regulatory consequences, potential security vulnerabilities, and the associated potential adverse effects on our business;

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

•Our beliefs about pending and potential legal or other governmental or regulatory proceedings;

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

These and other forward-looking statements reflect the views of management at the time such statements are originally made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially and adversely from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described in Part II, Item 1A, “Risks Factors” in this Form 10-Q and elsewhere throughout this report, the risks described in our other filings with the Securities and Exchange Commission including the risks described under in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere throughout that report, and other risks which we may not be able to identify in advance, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim any duty, to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”) is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stents and stent grafts, surgical sealants, On-X mechanical heart valves and related surgical products, and implantable human tissues. Aortic stents and stent grafts include JOTEC stent grafts and surgical products (“JOTEC”), the Ascyrus Medical Dissection Stent hybrid prosthesis (“AMDS”), and the NEXUS endovascular stent graft system (“NEXUS”). Surgical sealants include BioGlue Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix bovine surgical patch, PerClot hemostatic powder, CardioGenesis cardiac laser therapy, and NeoPatch chorioamniotic allograft.

We reported quarterly revenues of $71.1 million for the three months ended March 31, 2021, a 7% increase from the three months ended March 31, 2020. The increase in revenues for the three months ended March 31, 2021 was primarily due to increases in revenues from aortic stents and stent grafts, surgical sealants, and On-X, partially offset by decreases in tissue processing service revenues.

See the “Results of Operations” section below for additional analysis of the three months ended March 31, 2021.

Effects of COVID-19

In December 2019 an outbreak of a respiratory illness caused by a new coronavirus named “2019-nCoV” (“COVID-19”) was detected, and by March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a “pandemic.”

Beginning in March 2020 we took steps to address the potential impact of COVID-19 on our employees and operations, and to preserve cash, including reducing expenditures and delaying investments. These steps included but were not limited to, implementing specific protocols to minimize workplace exposures to COVID-19 by our employees; implementing remote work arrangements for most employees we deemed able to do so; restricting business travel; issuing $100.0 million in aggregate principal amount convertible senior notes (“Convertible Senior Notes”); using portions of those proceeds to repay our Revolving Credit Facility and the remainder for general corporate purposes (see the “Liquidity and Capital Resources” identified in Part I, Item 2 of this form 10-Q for further detail of this transaction); implementing hiring restrictions; reducing planned expenditures on some pending clinical trials; imposing senior management cash salary reductions in exchange for cash payments in the second quarter of 2021; requiring our Board of Directors to accept CryoLife stock instead of cash compensation for a six month period through October 2020; and suspending for seven months 2020 management merit increases.

Our efforts to protect our supply chain and reduce the spread of COVID-19 among our employees, including our work-from-home arrangements, were largely successful in 2020 and the first quarter of 2021 as we continued to operate all manufacturing sites at near full production. These efforts have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, or disclosure controls and procedures, however, there is no guarantee that these efforts and arrangements will continue to be successful in the future. Further, our reductions or delays in expenditures slowed our progress on certain key R&D initiatives and could in the future continue to adversely impact our business operations or further delay our recovery from the pandemic.

We continue to monitor the impact of the COVID-19 pandemic on our business and recognize that it could continue to negatively impact our business and results of operations during the remainder of 2021 and beyond. The extent to which our operations and financial performance will be impacted by the pandemic during the remainder of 2021 will depend largely on future developments, including global availability and acceptance of the vaccine. If COVID-19 becomes more contagious, including through the spread of variants, if efforts to further contain the effects of COVID-19 are unsuccessful, if COVID-19 impacts our supply chain or employee productivity, or if we continue to experience periods of uncertainty due to COVID-19, it could materially adversely affect our revenues, financial condition, profitability and cash flows.

See the “Risk Factors” identified in Part II, Item 1A of this form 10-Q for risks related to COVID-19.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2020. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the three months ended March 31, 2021 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements

See Note 1 of “Notes to Condensed Consolidated Financial Statements” identified in Part I, Item I of this form 10-Q for further discussion of new accounting standards that have been adopted.

Results of Operations

(Tables in thousands)

Revenues

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Three Months Ended		From Prior	Three Months Ended
	March 31,		Year	March 31,
	2021	2020		2021	2020
Products:
Aortic stents and stent grafts	$20,205	$15,468	31%	28%	23%
Surgical sealants	17,828	16,737	7%	26%	26%
On-X	13,095	12,202	7%	18%	18%
Other	2,217	2,013	10%	3%	3%
Total products	53,345	46,420	15%	75%	70%

Preservation services	17,742	20,009	-11%	25%	30%
Total	$71,087	$66,429	7%	100%	100%

Revenues increased 7% for the three months ended March 31, 2021, respectively, as compared to the three months ended March 31, 2020. The increase in revenues for the three months ended March 31, 2021 was primarily due to increases in revenues from aortic stents and stent grafts, surgical sealants, and On-X, partially offset by decreases in tissue processing service revenues. Excluding the effects for foreign exchange, revenues increased 4% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Revenues for the three months ended March 31, 2021 and March 31, 2020 were negatively impacted in certain regions by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and hospital restrictions due to the COVID-19 pandemic, as well as patient reluctance to undergo procedures once the adverse impacts to capacity and restrictions decreased. A detailed discussion of the changes in product revenues and preservation services revenues for the three months ended March 31, 2021 is presented below.

Products

Revenues from products increased 15% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 was due to increases in revenues from all product lines. A discussion of the changes in product revenues for aortic stents and stent grafts, surgical sealants, On-X, and other product revenues is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars, with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, the U.S. Dollar weakened in comparison to major currencies, resulting in revenue increase when these foreign currency denominated transactions were translated into U.S. Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of these goods in their local currencies.

Aortic Stents and Stent Grafts

Aortic stents and stent grafts, including JOTEC, AMDS, and NEXUS products, are used in endovascular and open vascular and cardiac surgery, as well as for the treatment of complex aortic arch and thoracic aortic diseases.

On September 11, 2019 CryoLife and its wholly-owned subsidiary JOTEC entered into exclusive distribution and loan agreements with Endospan Ltd. (“Endospan”), an Israeli corporation, under which JOTEC obtained exclusive distribution rights for Endospan’s NEXUS and accessories in certain countries in Europe.

On September 2, 2020 CryoLife entered into an agreement to acquire all of the equity interests of Ascyrus Medical LLC (“Ascyrus”). Ascyrus has developed AMDS, an aortic arch remodeling device used for the treatment of acute Type A aortic dissections. AMDS is currently distributed in Europe, the Middle East, and Africa (collectively, “EMEA”) and Canada and is included as a component of aortic stents and stent grafts revenues from the date of the acquisition.

Aortic stents and stent graft revenues increased 31% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Aortic stents and stent grafts revenues, excluding original equipment manufacturing (“OEM”), increased 28% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was primarily due to a change in mix of units sold, which increased revenues by 28%, and the effect of foreign exchange rates, which increased revenues by 6%, partially offset by a change in average sales prices, which decreased revenues by 6%.

On a constant currency basis, revenues for aortic stents and stent grafts, excluding OEM, increased 19% in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Revenues for the three months ended March 31, 2021 increased primarily in EMEA, partially offset by decreases primarily in Latin America. The revenue increase in EMEA is primarily due to an increase in sales of JOTEC new product launches, as well as sales of AMDS as a result of the Ascyrus acquisition in the third quarter of 2020, and an increase in NEXUS sales as these products continue to penetrate the EMEA market. The decrease in Latin America was primarily in direct markets due to the delay in surgical procedures due to the COVID-19 pandemic. Aortic stents and stent graft OEM sales accounted for less than 1% of product revenues for the three months ended March 31, 2021 and 2020.

Surgical Sealants

Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).

Revenues from the sales of surgical sealants increased 7% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was primarily due to an increase in products sold in higher priced regions, which increased revenues by 6%, and the effect of foreign exchange rates, which increased revenues by 2%, partially offset by a change in average sales prices, which decreased revenues by 1%.

On a constant currency basis, revenues from sales of surgical sealants increased 5% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily from revenue increases in North America and EMEA, partially offset by decreases primarily in Latin America. The revenue increase in North America market was primarily due to an increase of surgical procedures during the three months ended March 31, 2021 as compared to March 31, 2020. The decrease in Latin America was primarily due to continued delays and cancellations of surgical procedures due to the COVID-19 pandemic.

We are currently seeking regulatory approval for BioGlue in China, and if this effort is successful, management believes this will provide an additional international growth opportunity for BioGlue in future years.

Domestic revenues from surgical sealants accounted for 53% and 49% of total surgical sealant revenues for the three months ended March 31, 2021 and 2020 respectively.

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

On-X product revenues increased 7% for the three months ended March 31, 2021 as compared to the three months ended Mach 31, 2020.

On-X product revenues, excluding OEM, increased 8% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase was primarily due to an increase in products sold in certain regions which increased revenues by 9%, and the effect of foreign exchange rates, which increased revenues by 1%, partially offset by a change in average sales prices which decreased revenues by 2%.

On a constant currency basis, On-X revenues, excluding OEM, increased 7% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily from revenue increases in Asia Pacific and North America, partially offset by decreases primarily in EMEA. Increases in Asia Pacific and North America were due to increases in market share. Decrease in EMEA was due to delays and cancellations of surgical procedures due to the COVID-19 pandemic. On-X OEM sales accounted for less than 1% of product revenues for both the three months ended March 31, 2021 and 2020.

Other

Other revenues are comprised of PhotoFix, PerClot and CardioGenesis Cardiac Laser Therapy product revenues. The increase in other revenues of 10% for the three months ended March 31, 2021 as compared to March 31, 2020 was primarily due to a 17% increase in PhotoFix revenues primarily due to a 15% increase in units sold. The increase in PhotoFix units sold for the three months ended March 31, 2021 was primarily due to an increase in the number of physicians who implant the product compared to the three months ended March 31, 2020 as this product continues to increase penetration in domestic and European markets.

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

Preservation Services

Preservation services includes service revenues from processing cardiac and vascular tissues. Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets. The majority of our vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. Competition with synthetic product alternatives and the availability of tissues for processing are key factors affecting revenue volume that can fluctuate from quarter to quarter. Our vascular tissues are primarily distributed in domestic markets.

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

In the fourth quarter of 2020, we became aware that a supplier shipped to us a saline solution lot that we use in our tissue processing that contained some contamination in a small number of bottles of the solution lot. The contamination was identified by our in-process quality controls. The contaminated solution is currently estimated to have impacted a small percentage of tissue processed with this solution lot, causing us to write-off approximately $826,000 of tissue in the fourth quarter of 2020. We currently believe that the remaining $5.0 million in quarantined tissue processed with this lot of saline should be available to release for distribution at a later date. We believe that the written-off and quarantined tissue impacted the availability of tissue for distribution and had a negative impact on revenue in the first quarter of 2021. If the tissues held in quarantine are not released, we may record an additional write-off of up to $5.0 million.

Revenues from tissue processing decreased 11% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 resulting primarily from a decrease in cardiac preservation service revenues primarily due to a 15% decrease in unit shipments of cardiac tissues, which decreased revenues by 18%.

The decrease in unit shipments for the three months ended March 31, 2021 was primarily due to a decrease in pulmonary and aortic valve shipments due to tissues being held in quarantine as a result of the saline solution lot that contained some contamination as described above.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended
	March 31,
	2021	2020
Cost of products	$14,911	$13,040

Cost of products increased 14% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Cost of products for the three months ended March 31, 2021 and 2020 included costs related to aortic stents and stent grafts, surgical sealants, On-X, and other products.

The increase in cost of products for the three months ended March 31, 2021 was primarily due to an increase in costs related to write-downs of certain products and a change in the mix of products sold during the three months ended March 31, 2021.

Cost of Preservation Services

	Three Months Ended
	March 31,
	2021	2020
Cost of preservation services	$8,338	$9,218

Cost of preservation services decreased 10% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

Cost of preservation services decreased in the three months ended March 31, 2021 primarily due to a reduction of unit shipments of cardiac tissue and to a lesser degree, the cost of unit shipments of cardiac and vascular tissue.

Gross Margin

	Three Months Ended
	March 31,
	2021	2020
Gross margin	$47,838	$44,171
Gross margin as a percentage of total revenues	67%	66%

Gross margin increased 8% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily due to a mix of products sold during the three months ended March 31, 2021. Gross margin as a percentage of total revenues increased in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a mix of products sold, partially offset by write-downs and price reductions of certain products shipped during the three months ended March 31, 2021.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended
	March 31,
	2021	2020
General, administrative, and marketing expenses	$38,638	$39,002
General, administrative, and marketing expenses	54%	59%
as a percentage of total revenues

General, administrative, and marketing expenses decreased 1% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease in general, administrative, and marketing expenses for the three months ended March 31, 2021 was primarily due to a decrease in marketing and travel expenses from reduced and cancelled travel and events, partially offset by an increase in personnel, commission, and amortization expenses. General, administrative, and marketing expenses included $1.5 million of business development, integration and severance expenses as of the three months ended March 31, 2021 as compared to $823,000 as of the three months ended March 31, 2020. Business development, integration and severance expenses during the three months ended March 31, 2021 were primarily comprised of charges related to the Ascyrus acquisition.

Research and Development Expenses

	Three Months Ended
	March 31,
	2021	2020
Research and development expenses	$7,754	$6,356
Research and development expenses	11%	10%
as a percentage of total revenues

Research and development expenses increased 22% for the three months ended March 31, 2021, as compared to March 31, 2020. Research and development spending in the three months ended March 31, 2021 was primarily focused on clinical work to gain regulatory approvals for On-X, PerClot, and JOTEC products. Research and development spending in the three months ended March 31, 2020 was primarily focused on clinical work to gain regulatory approval for On-X and JOTEC products.

Interest Expense

Interest expense was $4.0 million for the three months ended March 31, 2021, as compared to $3.4 million for the three months ended March 31, 2020. Interest expense for the three months ended March 31, 2021 and 2020 relates to interest on debt and uncertain tax positions.

Other Expense, Net

Other expense, net was $1.9 million for the three months ended March 31, 2021, as compared to $3.7 million for the three months ended March 31, 2020. Other expense, net primarily includes the realized and unrealized effects of foreign currency gains and losses.

Earnings

	Three Months Ended
	March 31,
	2021	2020
Loss before income taxes	$(4,501)	$(8,135)
Income tax benefit	(1,363)	(1,470)
Net loss	$(3,138)	$(6,665)

Diluted loss per common share	$(0.08)	$(0.18)
Diluted weighted-average common shares outstanding	38,738	37,390

We experienced a loss before income taxes for the three months ended March 31, 2021 and 2020. The loss before income taxes for the three months ended March 31, 2021 and 2020 was primarily due to delays and cancellations of some surgical procedures as a result of reduced hospital capacity and hospital restrictions due to the COVID-19 pandemic as well as patient reluctance to undergo procedures once the adverse impacts to capacity and restrictions decreased. These events had an adverse impact on revenues in certain regions as well as the fixed nature of certain operating expenses and an increase in research, development, and clinical expenses.

Our effective income tax rate was a benefit of 30% and 18% for the three months ended March 31, 2021 and March 31, 2020, respectively. The change in the tax rate for the three months ended March 31, 2021 is primarily due to a change in pre-tax book loss, as well as a reduction in the excess tax benefit related to stock compensation for the three months ended March 31, 2021.

The income tax rate for the three months ended March 31, 2021 was favorably impacted by excess tax benefit deductions related to stock compensation, the research and development tax credit, and the reduction of a valuation allowance on prior year items. These factors were partially offset by the unfavorable impacts of non-deductible operating expenses, executive compensation expenses, and the recording of a tax reserve on prior year items.

The income tax rate for the three months ended March 31, 2020 was favorably impacted by excess tax benefit deductions related to stock compensation. These factors were partially offset by the unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

In response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provides various forms of relief and assistance to U.S. businesses. We recorded a reduction to income taxes payable and deferred tax assets of approximately $1.3 million for the change to the 2019 Section 163(j) interest expense deduction limitation for the three months ended March 2020.

We experienced a net loss and diluted loss per common share for three months ended March 31, 2021 and 2020. Net loss and diluted loss per common share for the three months ended March 31, 2021 was primarily due to a loss before income taxes, as discussed above.

Seasonality

We believe the demand for aortic stents and stent grafts is seasonal, with a decline in demand generally occurring in the third quarter due to the summer holiday season in Europe. However, the nature of any seasonal trends may have been obscured due to integration activities subsequent to the JOTEC Acquisition including the implementation of our distributor-to-direct strategy and our European sales force realignment as well as the recent market introduction of AMDS and NEXUS products.

We believe the demand for BioGlue and On-X products is seasonal, with a decline in demand generally occurring in the third quarter followed by stronger demand in the fourth quarter. We believe that this trend may be due to the summer holiday season in Europe and the U.S.

We are uncertain whether the demand for AMDS and NEXUS products is seasonal, as these products have not fully penetrated many markets and, therefore, the nature of any seasonal trends may not yet be obvious.

We do not believe the demand for our other products is seasonal.

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

As a result of the uncertain impact of the COVID-19 pandemic and the resulting shifts of timing in some revenue, our historically observable seasonality of revenues has been obscured in 2021 and may be obscured for the remainder of 2021 and potentially beyond.

Liquidity and Capital Resources

Net Working Capital

As of March 31, 2021 net working capital (current assets of $235.7 million less current liabilities of $58.0 million) was $177.7 million, with a current ratio (current assets divided by current liabilities) of 4 to 1, compared to net working capital of $174.1 million and a ratio of 4 to 1 at December 31, 2020.

Overall Liquidity and Capital Resources

Our primary cash requirements for the three months ended March 31, 2021 were for general working capital needs, interest and principal payments under our Credit Agreement, defined below, capital expenditures for facilities and equipment, and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.

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

In October 2018 we finalized an amendment to the Credit Agreement to reprice interest rates, resulting in a reduction in the interest rate margins over base rates on the Term Loan Facility. The loan under the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. Prior to the repricing, the optional floating annual rate was equal to either the base rate plus a margin of 3.00%, or LIBOR, plus a margin of 4.00%. The loan under the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of between 3.00% and 3.25%, depending on our consolidated leverage ratio, or LIBOR, plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. While a payment event of default or bankruptcy event of default exists, we are obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. As of March 31, 2021 the aggregate interest rate was 4.25% per annum. We are obligated to pay an unused commitment fee equal to 0.50% of the unutilized portion of the revolving loans. In addition, we are also obligated to pay other customary fees for a credit facility of this size and type.

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

On April 29, 2020 we entered into an amendment to our Credit Agreement. As part of the amendment we obtained a waiver of our maximum first lien net leverage ratio covenant through the end of 2020. In addition, the amendment to our Credit Agreement provides that EBITDA, for covenant testing purposes, in each quarter of 2020 was deemed equal to a fixed value equal to our bank covenant EBITDA in the fourth quarter of 2019, when our first lien net leverage was 3.4x. As a result of these changes, we became subject to a new minimum liquidity covenant. We are also subject to restrictions on certain payments, including cash dividends. The new minimum liquidity covenant required a minimum liquidity of at least $12.0 million as of the last day of any month in 2020, and as of the last day of any quarter through the third quarter of 2021 when our Revolving Credit Facility is drawn in excess of 25% (or $7.5 million) of the amount available as of the last day of any fiscal quarter during that period. Beginning in 2021, if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable.

On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% convertible senior notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of March 31, 2021. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation.

The interest expense recognized on the Convertible Senior Notes includes approximately $1.2 million for the aggregate of the contractual coupon interest, and the amortization of the debt issuance costs as of three months ended March 31, 2021. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually.

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

We cannot redeem the Convertible Senior Notes before July 5, 2023. We can redeem them on or after July 5, 2023, in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of its other securities. As of March 31, 2021 we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes. We used a portion of the proceeds to pay off the $30.0 million outstanding under our Revolving Credit Facility and finance the Ascyrus transaction and anticipate using the remaining funds for general corporate purposes.

On September 2, 2020 we entered into a Securities Purchase Agreement (the “Ascyrus Agreement”) to acquire 100% of the outstanding equity interests of Ascyrus. Ascyrus is the developer of AMDS, the world’s first aortic arch remodeling device for the use in the treatment of acute Type A aortic dissections.

Under the terms of the Ascyrus Agreement, we will pay an aggregate of up to $200.0 million in consideration, consisting of: (i) a cash payment of approximately $60.0 million and the issuance of $20.0 million in shares of CryoLife common stock, in each case, that were delivered at the closing of the acquisition, (ii) if the U.S. Food and Drug Administration (the “FDA”) approves an Investigational Device Exemption (“IDE”) application for the AMDS, a cash payment of $10.0 million and the issuance of $10.0 million in shares of CryoLife common stock, (iii) if the FDA approves a Premarket Approval (“PMA”) application submitted for the AMDS, a cash payment of $25.0 million, (iv) if regulatory approval of the AMDS is obtained in Japan on or before June 30, 2027, a cash payment of $10.0 million, (v) if regulatory approval of the AMDS is obtained in China on or before June 30, 2027, a cash payment of $10.0 million and (vi) a potential additional consideration cash payment capped at $55.0 million (or up to $65.0 million to $75.0 million if the Japanese or Chinese approvals are not secured on or before June 30, 2027 and those approval milestone payments are added to the potential additional consideration cash payment cap) calculated as two times the incremental worldwide sales of the AMDS (or any other acquired technology or derivatives of such acquired technology) outside of the European Union during the three-year period following the date the FDA approves a Premarket Approval application submitted for the AMDS. Upon closing of the acquisition on September 2, 2020, we paid $82.4 million consisting of $62.4 million in cash consideration, and $20.0 million in shares of CryoLife common stock. The number of shares issued was based on a 10-day moving volume weighted average closing price of a share of CryoLife common stock as of the date immediately prior to closing, resulting in an issuance of 991,800 shares of CryoLife common stock.

As of March 31, 2021 approximately 37% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash used in operating activities was $3.0 million for the three months ended March 31, 2021, as compared to cash provided by operating activities of $2.6 million for the three months ended March 31, 2020.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net loss, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the three months ended March 31, 2021 these non-cash items included $6.0 million in depreciation and amortization expenses, $2.5 million in non-cash compensation, and $4.2 million of deferred income tax changes.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2021 these included the unfavorable effect of a $5.9 million increase in inventory balances and deferred preservation costs, the unfavorable effect of a $3.3 million increase in receivables, and the unfavorable effect of a $1.3 million increase in prepaid expenses and other assets, partially offset by the favorable effect of a $1.6 million increase in accounts payable, accrued expenses, and other liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $810,000 for the three months ended March 31, 2021, as compared to $2.9 million for the three months ended March 31, 2020. During the three months ended March 31, 2021 cash flows used in investing activities included $1.5 million related to capital expenditures.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $2.1 million for the three months ended March 31, 2021, as compared to cash provided by financing activities of $28.5 million for the three months ended March 31, 2020. The current year cash used in financing activities was primarily due to $1.8 million for repurchases of common stock to cover tax withholdings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Our long-term debt obligations and interest payments include $319.8 million of scheduled principal payments and anticipated interest payments related to our Credit Agreement, Convertible Senior Notes, and JOTEC governmental loans.

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

Capital Expenditures

Capital expenditures were $1.5 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively. Capital expenditures in the three months ended March 31, 2021 were primarily related to routine purchases of manufacturing and tissues processing equipment, leasehold improvements needed to support our business, computer equipment, and software.

Risks and Uncertainties

See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $56.6 million as of March 31, 2021 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility, Term Loan Facility, and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us in the three months ended March 31, 2021, affecting our cash and cash equivalents, restricted cash and securities, Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2021 affecting our balances denominated in foreign currencies could impact our financial position or cash flows by approximately $10.0 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the three months ended March 31, 2021 affecting our revenue and expense transactions denominated in foreign currencies, would not have had a material impact on our financial position, profitability, or cash flows.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (“Disclosure Controls”) as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. These Disclosure Controls are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of March 31, 2021, the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

As disclosed above, on September 2, 2020 we entered into the Ascyrus Agreement to acquire 100% of the outstanding equity interests of Ascyrus. We are currently in the process of implementing CryoLife’s internal control structure over these operations.

Part II – OTHER INFORMATION

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

Item 1A. Risk Factors.

Risks Relating to Our Business

Our business involves a variety of risks and uncertainties, known and unknown, including, among others, the risks discussed below. These risks should be carefully considered together with the other information provided in our Annual Report and in our other filings with the SEC. Our failure to adequately anticipate or address these risks and uncertainties may have a material, adverse impact on our business, reputation, revenues, financial condition, profitability, and cash flows. Additional risks and uncertainty not presently known or knowable to us, or that we currently believe to be immaterial, may also adversely affect our business.

Business and Economic Risks

COVID-19, and similar outbreaks, could have a material, adverse impact on us.

During 2020 and 2021, businesses, communities, and governments worldwide have taken and continue to take a wide range of actions to mitigate the spread and impact of COVID-19, leading to an unprecedented impact on the global economy. Hospitals and other healthcare providers have adopted differing approaches to address the surge and resurgence of COVID-19 cases, including their impact on healthcare workers, such as postponing elective and non-emergent procedures, restricting access to their facilities, cancelling elective procedures, or re-allocating scarce resources to some critically ill patients. Although some areas have seen a decline in COVID-19 cases, the potential for additional impact from new variants of COVID-19 and longer than anticipated timelines for widespread therapeutic and vaccine availability remain. These conditions have impacted and could continue to impact our business activities, including the following activities:

•Our product sales. Certain regions have experienced an impact on revenues in the three months ended March 31, 2021, due to the COVID-19 pandemic. The extent to which our financial performance will be impacted by the pandemic in 2021 and beyond will depend largely on future developments, including global availability, and acceptance, of the vaccine.

•Our business operations. In 2020, we took several steps to address the impact of COVID-19 on our employees, cash consumption, and operations, including reducing expenditures and delaying investments. The reductions and delays we adopted could adversely impact our business operations or delay our recovery from the effects of the pandemic. The COVID-19 virus and its variants are contagious and our efforts to contain the spread of COVID-19 and its variants among our employees, including our key personnel, and to protect our supply chain may not succeed.

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

•Our research and development projects. We reduced spending on research and development projects, including clinical research projects. These reductions could adversely impact future revenue, and additional reductions in spending might be implemented, further impacting future revenue. In addition, our ability to conduct our ongoing research and development projects in markets that are affected by COVID-19 has been, and could continue to be, adversely impacted. Enrollment and timelines for our clinical trials have been and might continue to be impacted as healthcare providers reprioritize resources and limit access to healthcare facilities or as patients decline to participate or are hesitant to voluntarily visit healthcare facilities. In addition, COVID-19-related impacts on government and regulatory agencies have slowed and might continue to slow timelines for regulatory actions, including approvals.

If COVID-19 or its variants continue to spread, if efforts to contain COVID-19 or its variants continue or are unsuccessful, if we experience new infections of COVID-19 in areas previously successful in containing its spread, or if COVID-19 or its variants spread among our employees or impacts our supply chain, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows. These adverse developments or a prolonged period of uncertainty could adversely affect our financial performance.

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

Tissue preservation services are a significant source of our revenues, accounting for 25% and 30% of revenues for the three months ended March 31, 2021 and 2020, respectively, and as such, we face risks if we are unable to:

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

BioGlue Surgical Adhesive (“BioGlue”) is a significant source of our revenues, accounting for 26% of revenues for the three months ended March 31, 2021 and 2020 and as such, any risk adversely affecting our BioGlue products or business would likely be material to our financial results. We face the following risks related to BioGlue:

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

Aortic stents and stent grafts is a significant source of our revenues, accounting for 28% and 23% of revenues for the three months ended March 31, 2021 and 2020, respectively, and as such, any risk adversely affecting aortic stents and stent grafts would likely be material to our financial results. We face the following aortic stents and stent grafts related risks based on our ability to:

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

On-X is a significant source of our revenues, accounting for 18% of revenues for the three months ended March 31, 2021 and 2020 and as such, any risk adversely affecting our On-X products or business would likely be material to our financial results. We face risks based on our ability to:

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

As an example of these risks, in 2019 we lost our supply of handpieces for cardiac laser therapy resulting from a manufacturing location change at our supplier that ultimately required a PMA supplement and FDA approval before handpiece manufacturing and distribution could resume. We anticipate resumption of a very limited supply during the first half of 2021.

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

Additionally, our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the Endospan Transaction depends on a number of additional factors including Endospan’s ability to (a) comply with the Endospan Loan and other debt obligations, and avoid an event of default; (b) successfully commercialize NEXUS in markets in and outside of Europe; (c) meet demand for NEXUS; (d) meet quality and regulatory requirements; (e) manage any intellectual property risks and uncertainties associated with NEXUS; and (f) obtain FDA approval of NEXUS.

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

We rely upon a combination of sophisticated information technology systems as well as traditional recordkeeping to operate our business.  In the ordinary course of business, we collect, store, and transmit confidential information (including, but not limited to, information about our business, personal information, intellectual property, and, in some instances, patient data).  Our information technology and information security systems and records are potentially vulnerable to security breaches, service interruptions, data loss, or malicious attacks from inadvertent or intentional actions by our employees, vendors or other third parties.  In addition, due to the COVID-19 pandemic, we have implemented remote work arrangements for some employees, and those employees may use outside technology and systems that are vulnerable to security breaches, service interruptions, data loss or malicious attacks, including by third parties.

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

Further, on May 25, 2017, the European Union adopted a new Medical Device Regulation (MDR 2017/745) (“MDR”), which is currently scheduled to be fully implemented by May 26, 2021. Upon implementation, among other changes, MDR will place stricter requirements on manufacturers and European Notified Bodies regarding, among other things, product classifications and pre- and post-market clinical studies for product clearances and approvals which could result in product reclassifications or the imposition of other regulatory requirements that could delay, impede, or prevent our ability to commercialize existing, improved, or new products in the European Economic Area (“EEA”). COVID-19 has impacted the predictability and timelines associated with the MDR transition.

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

Finally, we anticipate additional regulatory impact as a result of the United Kingdom’s exit from the European Union (“Brexit”). The U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) has announced that CE Marking will continue to be recognized in the U.K. and certificates issued by EU-recognized Notified bodies will continue to be valid in the U.K. market until June 30, 2023. Going forward, all devices marketed in the U.K. will require U.K. Conformity Assessed (“UKCA”) Marks certified by a U.K. Approved Body (the re-designation of the U.K. Notified Body). In 2019 we were informed of the cancellation of notified body services by our former Notified Body for BioGlue and PhotoFix, Lloyd’s Register Quality Assurance Limited. Presently, the MHRA and the German competent authority, Regierungspraesidium-Tubingen, have granted us extended grace periods to complete the transfers of our registrations to a new notified body, provided that we meet certain conditions, including the demonstration of adequate progress in the CE Mark certification process with our new Notified Body. If we are delayed or unsuccessful in transferring to a new Notified Body for BioGlue and PhotoFix in the EEA, or if we are otherwise unable to timely meet applicable regulatory requirements, we may be unable to place BioGlue or PhotoFix on the market in the EEA until we resolve the situation.

Reclassification by the FDA of CryoValve SG pulmonary heart valve (“CryoValve SGPV”) may make it commercially infeasible to continue processing the CryoValve SGPV.

In December 2019, we learned that the FDA is preparing to issue a proposed rule for reclassification of more than minimally manipulated (“MMM”) allograft heart valves to Class III medical devices, which could include our CryoValve SGPV. Following a comment period and subsequent publication of any final rule, should the CryoValve SGPV be determined to be MMM, we expect to have approximately thirty months to submit a PMA application, after which the FDA will determine if, and for how long, we may continue to provide these tissues to customers during review of the PMA application. To date, the FDA has not issued such a proposed final rule.

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

We may not be successful in obtaining necessary clinical results or regulatory clearances/approvals for new and existing products and services, and our approved products and services may not achieve market acceptance.

Our growth and profitability depends in part upon our ability to develop, and successfully introduce, new products and services, or expand upon existing indications, clearances, and approvals, requiring that we invest significant time and resources to obtain new regulatory clearances/approvals, including investment into pre and post-market clinical studies. Although we believe certain products and services in our portfolio or under development may be effective in a particular application, we cannot be certain until we successfully execute on a clinical trial, and the results we obtain from pre and post-market clinical studies may be insufficient for us to obtain or maintain any required regulatory approvals or clearances.

We are currently engaged in several pre and post-market clinical studies, including PROACT Xa which will determine if patients with an On-X mechanical aortic valve can be maintained safely and effectively on apixaban (Eliquis®) rather than on warfarin, and a U.S. IDE for PerClot. We also have begun to initiate U.S. clinical trials for certain JOTEC products, initiate U.S. and international clinical trials for the AMDS, and we support Endospan’s U.S. clinical trial efforts for NEXUS. We are currently seeking regulatory approval for BioGlue in China, where the Chinese regulatory body has requested additional data and information which may require additional testing. Each of these trials, studies, and approvals is subject to the risks outlined herein.

We cannot give assurance that regulatory agencies will clear or approve these products and services or indications, or any new products and services or new indications, on a timely basis, if ever, or that the products and services or new indications will adequately meet the requirements of the market or achieve market acceptance. Pre- and post-market clinical studies may also be delayed or halted due to many factors beyond our control.

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

We have entered into consulting and product development agreements with healthcare professionals or healthcare organizations, including some who may order our products or make decisions to use them. We have also adopted the AdvaMed Code of Conduct and the MedTech Europe Code of Ethical Business Practice, which govern our relationships with healthcare professionals to bolster our compliance with healthcare compliance law. While our relationships with healthcare professionals and organizations are structured to comply with such laws and we conduct training sessions on these laws and Codes, it is possible that enforcement authorities may view our relationships as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties or debarment. In any event, any enforcement review of or action against us as a result of such review, regardless of outcome, could be costly and time consuming.  Additionally, we cannot predict the impact of any changes in or interpretations of these laws, whether these changes will be retroactive or will have effect on a going-forward basis only.

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

•Deviate from a minimum liquidity of at least $12.0 million as of the last day of any of the first three quarters of 2021 when our Revolving Credit Facility is drawn in excess of 25% of the amount available as of the last day of any fiscal quarter during that period (currently $7.5 million);

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

General Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

       (c)  The following table provides information about purchases by us during the three months ended March 31, 2021 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number
			of Common Shares	Dollar Value
	Total Number of		Purchased as	of Common Shares
	Common Shares	Average Price	Part of Publicly	That May Yet Be
	and Common Stock	Paid per	Announced	Purchased Under the
Period	Units Purchased	Common Share	Plans or Programs	Plans or Programs
01/01/21 - 01/31/21	--	$--	--	$--
02/01/21 - 02/28/21	23,008	25.33	--	--
03/01/21 - 03/31/21	49,408	24.88	--	--
Total	72,416	$25.03	--	$--

The common shares purchased during the three months ended March 31, 2021 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

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

10.15 (a)

First Amendment to Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to Amli Land Development—I Limited Partnership, dated August 6, 1999. (Incorporated herein by reference to Exhibit 10.16(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.15 (b)

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

10.15 (d)*++	Third Amendment to Lease Agreement between CryoLife, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to P&L Barrett, L.P., dated January 6, 2021.
31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101

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

April 30, 2021

------------------------

DATE