Form 10-Q
period 2021-06-30
CRYOLIFE INC
filed 2021-07-30
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2021
Common Stock, $0.01 par value	39,306,312

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

In Thousands, Except Per Share Data

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Products	$56,076	$37,268	$109,421	$83,688
Preservation services	20,072	16,503	37,814	36,512
Total revenues	76,148	53,771	147,235	120,200

Cost of products and preservation services:
Products	16,178	10,040	31,089	23,080
Preservation services	9,457	7,841	17,795	17,059
Total cost of products and preservation services	25,635	17,881	48,884	40,139

Gross margin	50,513	35,890	98,351	80,061

Operating expenses:
General, administrative, and marketing	40,830	32,288	79,468	71,290
Research and development	8,360	5,522	16,114	11,878
Total operating expenses	49,190	37,810	95,582	83,168

Operating income (loss)	1,323	(1,920)	2,769	(3,107)

Interest expense	4,855	3,652	8,895	7,040
Interest income	(18)	(66)	(42)	(168)
Other (income) expense, net	(1,331)	(740)	600	2,922

Loss before income taxes	(2,183)	(4,766)	(6,684)	(12,901)
Income tax benefit	(5)	(1,077)	(1,368)	(2,547)

Net loss	$(2,178)	$(3,689)	$(5,316)	$(10,354)

Loss per common share:
Basic	$(0.06)	$(0.10)	$(0.14)	$(0.27)
Diluted	$(0.06)	$(0.10)	$(0.14)	$(0.27)

Weighted-average common shares outstanding:
Basic	38,943	37,520	38,841	37,455
Diluted	38,943	37,520	38,841	37,455

Net loss	$(2,178)	$(3,689)	$(5,316)	$(10,354)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,973	4,434	(7,317)	(29)
Comprehensive income (loss)	$795	$745	$(12,633)	$(10,383)

See accompanying Notes to Condensed Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

In Thousands

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,473	$61,412
Restricted securities	554	546
Trade receivables, net	49,672	45,964
Other receivables	3,612	2,788
Inventories, net	76,362	73,038
Deferred preservation costs	41,276	36,546
Prepaid expenses and other	16,105	14,295
Total current assets	238,054	234,589

Goodwill	255,484	260,061
Acquired technology, net	177,023	186,091
Operating lease right-of-use assets, net	48,359	18,571
Other intangibles, net	38,817	40,966
Property and equipment, net	36,417	33,077
Deferred income taxes	1,681	1,446
Other assets	14,662	14,603
Total assets	$810,497	$789,404

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of contingent consideration	$17,300	$16,430
Accounts payable	10,773	9,623
Accrued compensation	9,808	10,192
Accrued expenses	7,625	7,472
Accrued procurement fees	4,013	3,619
Taxes payable	3,338	2,808
Current maturities of operating leases	2,473	5,763
Current portion of long-term debt	1,652	1,195
Other liabilities	1,962	3,366
Total current liabilities	58,944	60,468

Long-term debt	308,050	290,468
Non-current maturities of operating leases	47,440	14,034
Contingent consideration	46,900	43,500
Deferred income taxes	29,583	34,713
Deferred compensation liability	5,503	5,518
Other liabilities	12,242	11,990
Total liabilities	$508,662	$460,691

Commitments and contingencies

Shareholders' equity:
Preferred stock	--	--
Common stock (issued shares of 40,742 in 2021 and 40,394 in 2020)	407	404
Additional paid-in capital	305,157	316,192
Retained earnings	11,493	20,022
Accumulated other comprehensive (loss) income	(574)	6,743
Treasury stock, at cost, 1,487 shares as of June 30, 2021 and December 31, 2020, respectively	(14,648)	(14,648)
Total shareholders' equity	301,835	328,713

Total liabilities and shareholders' equity	$810,497	$789,404

See accompanying Notes to Condensed Consolidated Financial Statements.

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

In Thousands

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Net cash flows from operating activities:
Net loss	$(5,316)	$(10,354)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	11,999	9,642
Non-cash compensation	4,595	5,074
Change in fair value of contingent consideration	4,270	--
Non-cash lease expense	3,575	3,518
Write-down of inventories and deferred preservation costs	2,988	1,217
Deferred income taxes	(4,269)	(1,894)
Other	2,174	859
Changes in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	(1,166)	(142)
Prepaid expenses and other assets	(2,076)	(3,422)
Receivables	(5,454)	7,644
Inventories and deferred preservation costs	(11,712)	(12,902)
Net cash flows used in operating activities	(392)	(760)

Net cash flows from investing activities:
Capital expenditures	(7,249)	(3,776)
Other	205	(705)
Net cash flows used in investing activities	(7,044)	(4,481)

Net cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	2,321	1,175
Proceeds from issuance of convertible debt	--	100,000
Proceeds from revolving line of credit	--	30,000
Proceeds from financing insurance premiums	--	2,816
Repayment of revolving line of credit	--	(30,000)
Payment of debt issuance costs	(2,219)	(3,647)
Redemption and repurchase of stock to cover tax withholdings	(1,831)	(1,728)
Repayment of term loan	(1,405)	(1,389)
Other	(603)	(1,041)
Net cash flows (used in) provided by financing activities	(3,737)	96,186

Effect of exchange rate changes on cash, cash equivalents, and restricted securities	242	879
(Decrease) increase in cash, cash equivalents, and restricted securities	(10,931)	91,824

Cash, cash equivalents, and restricted securities beginning of period	61,958	34,294
Cash, cash equivalents, and restricted securities end of period	$51,027	$126,118

See accompanying Notes to Condensed Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

In Thousands

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2021	40,585	$406	$301,449	$13,671	$(3,547)	(1,487)	$(14,648)	$297,331
Net loss	--	--	--	(2,178)	--	--	--	(2,178)
Other comprehensive income	--	--	--	--	2,973	--	--	2,973
Equity compensation	37	--	2,267	--	--	--	--	2,267
Exercise of options	121	1	1,459	--	--	--	--	1,460
Redemption and repurchase of stock to cover tax withholdings	(1)	--	(18)	--	--	--	--	(18)
Balance at June 30, 2021	40,742	$407	$305,157	$11,493	$(574)	(1,487)	$(14,648)	$301,835

.					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Income (Loss)	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	40,394	$404	$316,192	$20,022	$6,743	(1,487)	$(14,648)	$328,713
Net loss	--	--	--	(5,316)	--	--	--	(5,316)
Other comprehensive loss	--	--	--	--	(7,317)	--	--	(7,317)
Adoption of ASU 2020-06	--	--	(16,426)	(3,213)	--	--	--	(19,639)
Equity compensation	244	2	4,902	--	--	--	--	4,904
Exercise of options	140	1	1,730	--	--	--	--	1,731
Employee stock purchase plan	37	1	589	--	--	--	--	590
Redemption and repurchase of stock to cover tax withholdings	(73)	(1)	(1,830)	--	--	--	--	(1,831)
Balance at June 30, 2021	40,742	$407	$305,157	$11,493	$(574)	(1,487)	$(14,648)	$301,835

See accompanying Notes to Condensed Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

In Thousands

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2020	39,219	$392	$273,821	$30,039	$(13,052)	(1,484)	$(14,591)	$276,609
Net loss	--	--	--	(3,689)	--	--	--	(3,689)
Other comprehensive income	--	--	--	--	4,434	--	--	4,434
Equity component of the convertible note issuance	--	--	16,426	--	--	--	--	16,426
Equity compensation	59	1	2,680	--	--	--	--	2,681
Exercise of options	11	1	110	--	--	--	--	111
Redemption and repurchase of stock to cover tax withholdings	(1)	(1)	(15)	--	--	--	--	(16)
Balance at June 30, 2020	39,288	$393	$293,022	$26,350	$(8,618)	(1,484)	$(14,591)	$296,556

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	39,018	$390	$271,782	$36,704	$(8,589)	(1,484)	$(14,591)	$285,696
Net loss	--	--	--	(10,354)	--	--	--	(10,354)
Other comprehensive loss	--	--	--	--	(29)	--	--	(29)
Equity component of the convertible note issuance	--	--	16,426	--	--	--	--	16,426
Equity compensation	267	3	5,367	--	--	--	--	5,370
Exercise of options	44	1	486	--	--	--	--	487
Employee stock purchase plan	30	--	688	--	--	--	--	688
Redemption and repurchase of stock to cover tax withholdings	(71)	(1)	(1,727)	--	--	--	--	(1,728)
Balance at June 30, 2020	39,288	$393	$293,022	$26,350	$(8,618)	(1,484)	$(14,591)	$296,556

See accompanying Notes to Condensed Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Overview

The accompanying Condensed Consolidated Financial Statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three and six months ended, June 30, 2021 and 2020 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such statements do not include all the information and disclosures that are required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 22, 2021.

Significant Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2020. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the three and six months ended June 30, 2021 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2020.

New Accounting Standards

Recently Adopted

In August 2020 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by eliminating two accounting models (i.e., the cash conversion model and beneficial conversion feature model) and reducing the number of embedded conversion features that could be recognized separately from the host contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. On January 1, 2021, we adopted ASU 2020-06 using the modified retrospective approach and recorded $20.4 million to increase long-term debt, $3.2 million to reduce retained earnings, and $16.4 million to reduce additional paid-in capital included on the Condensed Consolidated Balance Sheets. See Note 10 for further discussion of convertible debt.

In December 2019 the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2019-12 on January 1, 2021 and the adoption did not have a material impact on our financial condition or results of operation.

Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform Topic 848 (“ASC 848”). The amendments in this ASU were put forth in response to the market transition from the LIBOR and other interbank offered rates to alternative reference rates. U.S. GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. The standard provides this temporary election through December 31, 2022, and cannot be applied to contract modifications that occur after December 31, 2022. We are in the process of evaluating the effect that the adoption of this standard will have on our financial position and results of operations.

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

We recorded the contingent consideration liability of $17.3 million and $16.4 million in Current liabilities and $46.9 million and $43.5 million in Other long-term liabilities as of June 30, 2021 and December 31, 2020, respectively, in the Condensed Consolidated Balance Sheets, representing the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 4. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.

We performed an assessment of the fair value of the contingent consideration and recorded a $3.3 million and $4.3 million fair value adjustment for the three and six months ended June 30, 2021, respectively, in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), as a result of this assessment.

We recorded $62.5 million of preliminary goodwill, of which $61.2 million was deductible for tax purposes, based on the amount by which the total purchase consideration price exceeded the fair value of the net assets acquired and liabilities assumed. Goodwill from this transaction primarily relates to synergies expected from the acquisition and has been allocated to our Medical devices segment. The estimated allocation of assets acquired and liabilities assumed is based on the information available that would have been known as of the acquisition date. We are completing our procedures related to the purchase price allocation and if information regarding these values is received that would result in a material adjustment to the values recorded, we will recognize the adjustment, which may include the recognition of additional expenses or other allocation adjustments, in the period this determination is made. During the six months ended June 30, 2021 we received a $777,000 cash distribution from escrow related to the working capital adjustments which reduced the purchase price consideration and goodwill. This adjustment was included in other cash flows used in investing activities on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021.

The September 2, 2020 allocation of preliminary purchase consideration adjusted as of June 30, 2021 consisted of the following (in thousands):

Consideration
Cash paid for acquisition	$62,359
Common stock issued	20,000
Contingent consideration	55,407
Fair value of total consideration	$137,766

Purchase Price Allocation
Cash and cash equivalents	$4,017
Intangible assets	72,600
Net other assets/liabilities acquired	(1,366)
Goodwill	62,515
Net assets acquired	$137,766

Pro forma financial information related to the Ascyrus Agreement has not been provided as it is not material to our consolidated results of operations. The results of operations of the Ascyrus acquisition are included in results of operations from the date of acquisition and were not significant for the three and six months ended June 30, 2021. The results of operations of the Ascyrus acquisition are included in our Medical devices segment.

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

CryoLife also entered into a securities purchase option agreement (“Endospan Option Agreement”) with Endospan for $1.0 million paid in September 2019. The Endospan Option Agreement provides CryoLife the option to purchase all the outstanding securities of Endospan from Endospan’s securityholders at the time of acquisition, or the option to acquire all of Endospan’s assets, in each case, for a price between $350.0 and $450.0 million before, within a certain period of time, or after FDA approval of NEXUS, with such option expiring if not exercised within 90 days after receiving notice that Endospan has received approval from the FDA for NEXUS.

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

Variable Interest Entity

We consolidate the results of a variable interest entity ("VIE") when it is determined that we are the primary beneficiary. Based on our initial evaluation of Endospan and the related agreements with Endospan, we determined that Endospan is a VIE. Although the arrangement with Endospan resulted in our holding a variable interest, it did not empower us to direct those activities of Endospan that most significantly impact the VIE economic performance. Therefore, we are not the primary beneficiary, and we have not consolidated Endospan into our financial results. Our payments to Endospan in September 2019 totaled $15.0 million which included a $9.0 million distribution fee, a $1.0 million securities purchase option, and $5.0 million for the first tranche of the Endospan Loan. We paid an additional $5.0 million for the second tranche described above. We evaluated Endospan for VIE classification as of June 30, 2021 and December 31, 2020 and determined that Endospan meets the criteria of a non-consolidating VIE. Our payments to date, including any loans, guarantees, and other subordinated financial support related to this VIE, totaled $20.0 million as of June 30, 2021, representing our maximum exposure to loss, and were not individually significant to our consolidated financial statements.

Valuation

The agreements with Endospan were entered into concurrently and had certain terms that are interrelated. In our evaluation of the initial relative fair value of each of the Endospan agreements to determine the amount to record, we utilized discounted cash flows to estimate the fair market value for the Endospan Loan and for the Endospan Distribution Agreement. We estimated the fair value of the Endospan Option Agreement utilizing the Monte Carlo simulation. The fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy as presented in Note 4. Inputs in our valuation of the Endospan agreements included cash payments and anticipated payments based on the executed agreements with Endospan, projected discounted cash flows in connection with the Endospan transaction, our expected internal rate of return and discount rates, and our assessed probability and timing of receipt of certification of certain approvals and milestones in obtaining FDA approval. Based on the initial fair value of the Endospan Loan and the relative fair values of the Endospan Distribution Agreement and Endospan Option Agreement, we recorded the Endospan Loan value of $358,000 in Other long-term assets in the Condensed Consolidated Balance Sheets as of December 31, 2019. The Endospan Option Agreement was valued at $4.8 million in Other long-term assets in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. The Endospan Distribution Agreement was recorded at $6.8 million and $8.0 million in Other intangibles, net in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively.

We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics, and adjust the amount recorded to its current fair market value at each reporting period. The fair value of the Endospan Loan was $409,000 as of June 30, 2021 and December 31, 2020.

4. Financial Instruments

The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

June 30, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,005	$--	$--	$10,005
Restricted securities:
Money market funds	554	--	--	554
Endospan loan	--	--	409	409
Total assets	$10,559	$--	$409	$10,968

Current liabilities:
Contingent consideration	--	--	(17,300)	(17,300)

Long-term liabilities:
Contingent consideration	--	--	(46,900)	(46,900)
Total liabilities	$--	$--	$(64,200)	$(64,200)

December 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,484	$--	$--	$11,484
Restricted securities:
Money market funds	546	--	--	546
Endospan loan	--	--	409	409
Total assets	$12,030	$--	$409	$12,439

Current liabilities:
Contingent consideration	--	--	(16,430)	(16,430)

Long-term liabilities:
Contingent consideration	--	--	(43,500)	(43,500)
Total liabilities	$--	$--	$(59,930)	$(59,930)

We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds. We recorded the Endospan Loan, classified as Level 3, as a result of an agreement with Endospan in September 2019. The fair value of the contingent consideration component of the Ascyrus acquisition was updated using Level 3 inputs. See Note 2 and Note 3 for further discussion of the Ascyrus acquisition and the Endospan Loan, respectively. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

	Endospan Loan		Contingent Consideration
Balance as of December 31, 2020	$409	Balance as of December 31, 2020	$(59,930)
Change in valuation	--	Change in valuation	(4,270)
Balance as of June 30, 2021	$409	Balance as of June 30, 2021	$(64,200)

5. Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and restricted securities (in thousands):

		Unrealized	Estimated
		Holding	Market
June 30, 2021	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$10,005	$--	$10,005
Restricted securities:
Money market funds	554	--	554
Total assets	$10,559	$--	$10,559

		Unrealized	Estimated
		Holding	Market
December 31, 2020	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$11,484	$--	$11,484
Restricted securities:
Money market funds	546	--	546
Total assets	$12,030	$--	$12,030

As of June 30, 2021 and December 31, 2020 $554,000 and $546,000, respectively, of our money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating to international tax obligations.

There were no gross realized gains or losses on cash equivalents and restricted securities in the three and six months ended June 30, 2021 and 2020. As of June 30, 2021 $554,000 of our restricted securities had a maturity date within three months. As of December 31, 2020 $546,000 of our restricted securities had a maturity date within three months.

6. Inventories, net and Deferred Preservation Costs

Inventories at June 30, 2021 and December 31, 2020 were comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials and supplies	$33,105	$33,625
Work-in-process	12,250	6,318
Finished goods	31,007	33,095
Total inventories, net	$76,362	$73,038

Total deferred preservation costs were $41.3 million and $36.5 million as of June 30, 2021 and December 31, 2020, respectively.

To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves, JOTEC, and AMDS products at international hospital locations. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of June 30, 2021 we had $13.2 million in consignment inventory, with approximately 44% in domestic locations and 56% in international locations. As of December 31, 2020 we had $11.9 million in consignment inventory, with approximately 47% in domestic locations and 53% in international locations.

7. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of June 30, 2021 and December 31, 2020 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Goodwill	$255,484	$260,061
In-process R&D	2,317	2,392
Procurement contracts and agreements	2,013	2,013
Trademarks	765	765

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

We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of June 30, 2021 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.

As of June 30, 2021 and December 31, 2020 our entire goodwill balance was related to our Medical devices segment.

Medical Devices Segment
Balance as of December 31, 2020	$260,061
Ascyrus acquisition	(843)
Revaluation of goodwill denominated in foreign currency	(3,734)
Balance as of June 30, 2021	$255,484

Definite Lived Intangible Assets

The definite lived intangible balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. As of June 30, 2021 and December 31, 2020 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands):

	Gross Carrying	Accumulated	Amortization
June 30, 2021	Value	Amortization	Period
Acquired technology	$218,678	$41,655	11	–	22	Years
Customer lists and relationships	31,246	8,880	13	–	22	Years
Distribution and manufacturing rights and know-how	14,392	6,378	5	–	15	Years
Patents	4,037	3,127			17	Years
Other	3,854	1,422	4	–	5	Years

	Gross Carrying	Accumulated	Amortization
December 31, 2020	Value	Amortization	Period
Acquired technology	$222,182	$36,091	11	–	22	Years
Customer lists and relationships	31,316	8,132	13	–	22	Years
Distribution and manufacturing rights and know-how	14,728	5,349	5	–	15	Years
Patents	3,966	3,113			17	Years
Other	3,453	1,073	4	–	5	Years

Amortization Expense

The following is a summary of amortization expense as recorded in General, administrative, and marketing expenses on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Amortization expense	$4,238	$3,000	$8,498	$6,033

As of June 30, 2021 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder
	of 2021	2022	2023	2024	2025	2026	Total
Amortization expense	$8,489	16,433	15,928	15,560	13,401	12,941	$82,752

8. Income Taxes

Income Tax Expense

Our effective income tax rate was a benefit of under 1% and 20% for the three and six months ended June 30, 2021, respectively, as compared to a benefit of 23% and 20% for the three and six months ended June 30, 2020, respectively. The change in the tax rate for the three and six months ended June 30, 2021 is primarily due to a change in pre-tax book loss, an increase in the excess tax benefit related to stock compensation, as well as an increase in the estimated current year valuation allowance, as compared to the three and six months ended June 30, 2020.

The income tax rate for the three and six months ended June 30, 2021 was favorably impacted by excess tax benefit deductions related to stock compensation, the research and development tax credit, and the reduction of a valuation allowance on prior year items. The tax rate was unfavorably impacted by non-deductible operating expenses, executive compensation expenses, an increase in the valuation allowance on current year items, and the recording of a tax reserve on prior year items.

The income tax rate for the three and six months ended June 30, 2020 was favorably impacted by excess tax benefit deductions related to stock compensation and the research and development tax credit. These factors were partially offset by the unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

Deferred Income Taxes

We generate deferred tax assets primarily as a result of the difference in fixed asset depreciation lives for book and tax purposes, accruals for which the timing of deductibility is different for book and tax purposes, the timing of tax deductions related to stock compensation, interest expense disallowances, and operating losses. We believe our utilization of net operating losses from previous transactions will not have a material impact on income taxes for the 2021 tax year.

As of June 30, 2021 we maintained a total of $11.5 million in valuation allowances against deferred tax assets, including state and federal net operating loss carryforwards and interest expense disallowance carryforwards, and a net deferred tax liability of $27.9 million. As of December 31, 2020 we maintained a total of $7.2 million in valuation allowances against deferred tax assets, including state and federal net operating loss carryforwards, and a net deferred tax liability of $33.3 million.

During the three months ended March 31, 2021, we released a valuation allowance and increased a tax reserve in the amount of a net $1.8 million related to an immaterial prior period correction of errors in the calculation of the valuation allowance and an uncertain tax position. The valuation allowance adjustment, which comprises the majority of the adjustment, primarily arises from the improper reversal in the prior period valuation allowance assessment of future temporary differences created from the accounting of its convertible debt. On correcting the errors, we recorded an income tax benefit of $1.8 million.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the novel coronavirus disease (“COVID-19”) pandemic, the U.S. government enacted the CARES Act on March 27, 2020. The CARES Act provided various forms of relief and assistance to U.S. businesses. We recorded a reduction to income taxes payable and deferred tax assets of approximately $1.3 million for the change to the 2019 Section 163(j) interest expense deduction limitation for the three months ended March 2020.

9. Leases

We have operating and finance lease obligations resulting from the lease of land and buildings that comprise our corporate headquarters and various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on Company vehicles; and leases on a variety of office and other equipment.

On January 6, 2021 we executed a modification to extend the lease of our headquarters located in Kennesaw, Georgia. This modification resulted in an increase in the present value of future lease obligations and corresponding right-of-use asset of $23.3 million, using a discount rate of 6.41%.

On June 1, 2021 we began occupancy of the newly constructed addition to our leased JOTEC headquarters located in Hechingen, Germany. This lease resulted in an increase in the present value of future lease obligations and corresponding right-of-use asset of $9.8 million, using a discount rate of 5.46%.

Information related to leases included in the Condensed Consolidated Balance Sheets is as follows (in thousands, except lease term and discount rate):

Operating leases:	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$59,042	$28,242
Accumulated amortization	(10,683)	(9,671)
Operating lease right-of-use assets, net	$48,359	$18,571

Current maturities of operating leases	$2,473	$5,763
Non-current maturities of operating lease	47,440	14,034
Total operating lease liabilities	$49,913	$19,797

Finance leases:
Property and equipment, at cost	$7,305	$7,620
Accumulated amortization	(2,074)	(1,905)
Property and equipment, net	$5,231	$5,715

Current maturities of finance leases	$564	$614
Non-current maturities of finance leases	4,860	5,300
Total finance lease liabilities	$5,424	$5,914

Weighted average remaining lease term (in years):
Operating leases	13.0	5.1
Finance leases	9.3	9.8

Weighted average discount rate:
Operating leases	5.8%	5.2%
Finance leases	2.0%	2.0%

Current maturities of finance leases are included as a component of Other current liabilities and non-current maturities of finance leases are included as a component of Other long-term liabilities on our Condensed Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, administrative, and marketing expenses on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Amortization of property and equipment	$155	$161	$310	$323
Interest expense on finance leases	28	29	57	58
Total finance lease expense	183	190	367	381
Operating lease expense	1,809	1,769	3,575	3,518
Sublease income	(92)	(226)	(216)	(452)
Total lease expense	$1,900	$1,733	$3,726	$3,447

A summary of our cash flow information related to leases is as follows (in thousands):

	Six Months Ended	Six Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	June 30, 2021	June 30, 2020
Operating cash flows for operating leases	$2,957	$3,556
Financing cash flows for finance leases	306	300
Operating cash flows for finance leases	57	59

Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance	Operating	Sublease
	Leases	Leases	Income
Remainder of 2021	$316	$1,989	$183
2022	656	6,294	306
2023	655	6,592	--
2024	649	6,227	--
2025	629	5,329	--
Thereafter	3,040	46,902	--
Total minimum lease payments	$5,945	$73,333	$489
Less amount representing interest	(521)	(23,420)
Present value of net minimum lease payments	5,424	49,913
Less current maturities	(564)	(2,473)
Lease liabilities, less current maturities	$4,860	$47,440

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

On June 2, 2021 we entered into an amendment to our Credit Agreement to extend the maturity dates of both the Company’s Term Loan and its Revolving Credit Facility. As part of the amendment, the maturity dates of both the Company’s Term Loan and its Revolving Credit Facility are each extended by two and one-half years, until June 1, 2027 and June 1, 2025, respectively, subject to earlier springing maturities if our 4.25% Convertible Senior Notes, described below, remain outstanding on April 1, 2025 and December 31, 2024, respectively. With respect to the Term Loan, if the Convertible Senior Notes remain outstanding on April 1, 2025, the Term Loan’s maturity date will be April 1, 2025, or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 91 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2027. In the case of the Revolving Credit Facility, if the Convertible Senior Notes are still outstanding on December 31, 2024, the Revolving Credit Facility’s maturity date will be either December 31, 2024 or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 182 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2025. Under the amendment, the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.50%, or LIBOR, plus a margin of 3.50%. Prior to the amendment, the optional floating annual rate was equal to either the base rate plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. We paid debt issuance costs of $2.1 million, of which $1.8 million will be amortized over the life of the term loan facility and included in current and long-term debt on the Condensed Consolidated Balance Sheets. The remaining $361,000 of debt issuance costs and $474,000 of non-cash debt extinguishment costs were recorded in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, the Credit Agreement contains certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. Beginning in 2021, if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable. We are in compliance with our debt covenants as of June 30, 2021.

Convertible Senior Notes

On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of June 30, 2021. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of June 30, 2021 was approximately $144.6 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

The interest expense recognized on the Convertible Senior Notes includes approximately $1.2 million and $2.4 million for the aggregate of the contractual coupon interest, and the amortization of the debt issuance costs as of the three and six months ended June 30, 2021, respectively. The interest expense recognized on the Convertible Senior Notes during the three and six months ended June 30, 2020, includes approximately $156,000 in aggregate for the contractual coupon interest, the accretion of the debt discount, and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. As of June 30, 2021 there were $2.8 million of unamortized debt issuance costs related to convertible senior notes.

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

Loan Balances

The short-term and long-term balances of our term loan and other long-term borrowings were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Term loan balance	$217,125	$218,250
Convertible senior notes	100,000	79,555
2.45% Sparkasse Zollernalb (KFW Loan 1)	726	886
1.40% Sparkasse Zollernalb (KFW Loan 2)	1,262	1,457
Total loan balance	319,113	300,148
Less unamortized loan origination costs	(9,411)	(8,485)
Net borrowings	309,702	291,663
Less short-term loan balance	(1,652)	(1,195)
Long-term loan balance	$308,050	$290,468

Interest Expense

Interest expense was $4.9 million and $8.9 million for the three and six months ended June 30, 2021, respectively, as compared to $3.7 million and $7.0 million for the three and six months ended June 30, 2020, respectively. Interest expense includes interest on debt and uncertain tax positions in both periods.

11. Commitments and Contingencies

Liability Claims

In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of June 30, 2021 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.

PerClot Technology

On September 28, 2010 we entered into a worldwide distribution agreement and a license and manufacturing agreement (collectively, the “SMI Agreements”) with Starch Medical, Inc. (“SMI”), for PerClot®, a polysaccharide hemostatic agent used in surgery.

The SMI Agreements included terms with the potential for us to make contingent payments to SMI of up to $1.0 million if certain U.S. regulatory and certain commercial milestones are achieved (the “SMI Contingent Liabilities”).

As of June 30, 2021 we had $1.5 million in prepaid royalties, $1.6 million in intangible assets, net, and $1.3 million in property and equipment, net, on our Condensed Consolidated Balance Sheets related to the PerClot product line.

On July 28, 2021 we entered into an asset purchase agreement and other ancillary agreements related to the sale of our PerClot assets to a subsidiary of Baxter International, Inc. (“Baxter”) and an agreement to terminate all of our material agreements with SMI related to PerClot (collectively the “Baxter Transaction”). As part of the Baxter Transaction, the SMI Contingent Liabilities were extinguished. See Note 16 for further discussion of the sale of PerClot assets.

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

•CardioGenesis Cardiac Laser Console Trials and Sales – CardioGenesis cardiac trialed laser consoles are delivered under separate agreements.

For the three and six months ended June 30, 2021 and 2020 the sources of revenue were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Domestic hospitals	$38,932	$30,228	$75,161	$66,564
International hospitals	27,638	16,135	53,765	35,872
International distributors	9,504	7,244	18,146	17,489
CardioGenesis cardiac laser therapy	74	164	163	275
Total sources of revenue	$76,148	$53,771	$147,235	$120,200

Also see segment disaggregation information in Note 15 below.

Contract Balances

We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra DESIGN ENGINEERING product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of June 30, 2021 and 2020.

We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of June 30, 2021 and 2020 was not material.

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

Equity Grants

During the six months ended June 30, 2021 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 487,000 shares and had an aggregate grant date market value of $12.3 million.

During the six months ended June 30, 2020 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 312,000 shares and had an aggregate grant date market value of $7.9 million. The PSUs granted in 2020 represent the right to receive from 60% to 150% of the target number of shares of common stock. In February 2021, the Committee used structured discretion to determine that the 2020 PSUs were earned and should be paid out at 100% of target resulting in a modification of the award which resulted in $1.1 million of compensation expense during the six months ended June 30, 2021 related to these performance awards.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 226,000 and 212,000 shares to certain Company officers during the six months ended June 30, 2021 and 2020, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 37,000 and 30,000 shares in the six months ended June 30, 2021 and 2020, respectively, through the ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Stock Options	ESPP	Stock Options	ESPP
Expected life	N/A	0.5 Years	5.0 Years	0.5 Years
Expected stock price volatility	N/A	0.46	0.40	0.46
Risk-free interest rate	N/A	0.09%	0.57%	0.09%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into Deferred preservation and Inventory costs (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
RSA, RSU, and PSU expense	$1,695	$2,049	$3,745	$4,205
Stock option and ESPP expense	572	632	1,159	1,165
Total stock compensation expense	$2,267	$2,681	$4,904	$5,370

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $152,000 and $309,000 in the three and six months ended June 30, 2021, and $171,000 and $296,000 in the three and six months ended June 30, 2020, of the stock compensation expense into our inventory costs and deferred preservation costs.

14. Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic loss per common share	2021	2020	2021	2020
Net loss	$(2,178)	$(3,689)	$(5,316)	$(10,354)
Net loss allocated to participating securities	14	24	36	73
Net loss allocated to common shareholders	$(2,164)	$(3,665)	$(5,280)	$(10,281)

Basic weighted-average common shares outstanding	38,943	37,520	38,841	37,455
Basic loss per common share	$(0.06)	$(0.10)	$(0.14)	$(0.27)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Diluted loss per common share	2021	2020	2021	2020
Net loss	$(2,178)	$(3,689)	$(5,316)	$(10,354)
Net loss allocated to participating securities	14	24	36	73
Net loss allocated to common shareholders	$(2,164)	$(3,665)	$(5,280)	$(10,281)

Diluted weighted-average common shares outstanding	38,943	37,520	38,841	37,455
Diluted loss per common share	$(0.06)	$(0.10)	$(0.14)	$(0.27)

We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. Accordingly, for the three and six months ended June 30, 2021 and 2020 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss.

15. Segment Information

We have two reportable segments organized according to our products and services: Medical devices and Preservation services. The Medical devices segment includes external revenues from product sales of aortic stents and stent grafts, surgical sealants, On-X, and other product revenues. Aortic stents and stent grafts include JOTEC, AMDS, and NEXUS product revenues. Surgical sealants include BioGlue Surgical Adhesive product revenues. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

The primary measure of segment performance, as viewed by our management, is segment gross margin or net external revenues less cost of products and preservation services. We do not segregate assets by segment, therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Medical devices	$56,076	$37,268	$109,421	$83,688
Preservation services	20,072	16,503	37,814	36,512
Total revenues	76,148	53,771	147,235	120,200

Cost of products and preservation services:
Medical devices	16,178	10,040	31,089	23,080
Preservation services	9,457	7,841	17,795	17,059
Total cost of products and preservation services	25,635	17,881	48,884	40,139

Gross margin:
Medical devices	39,898	27,228	78,332	60,608
Preservation services	10,615	8,662	20,019	19,453
Total gross margin	$50,513	$35,890	$98,351	$80,061

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Products:
Aortic stents and stent grafts	$21,064	$13,174	$41,269	$28,642
Surgical sealants	17,864	12,437	35,692	29,174
On-X	14,726	10,116	27,821	22,318
Other	2,422	1,541	4,639	3,554
Total products	56,076	37,268	109,421	83,688

Preservation services	20,072	16,503	37,814	36,512
Total revenues	$76,148	$53,771	$147,235	$120,200

16. Subsequent Events

On July 28, 2021 we entered into the Baxter Transaction. Under the terms of the Baxter Transaction, Baxter will pay an aggregate of up to $60.0 million in consideration (we will receive up to $45.0 million and SMI will receive up to $15.0 million), consisting of (i) $25.0 million at closing, of which $19.0 million was paid to us and $6.0 million was paid to SMI; (ii) up to $25.0 million upon our receipt of PMA approval from the FDA for PerClot and our transfer of the PMA to Baxter, of which $19.0 million is payable to us and $6.0 million is payable to SMI, subject to certain reductions for delay in PMA approval; and (iii) up to $10.0 million upon Baxter’s achievement of certain cumulative worldwide net sales of PerClot prior to December 31, 2026 and December 31, 2027, of which up to $7.0 million is payable to us and $3.0 million is payable to SMI. In addition, at the conclusion of our manufacturing and supply services for Baxter, Baxter shall pay approximately $800,000 upon transfer of our PerClot manufacturing equipment. Under the terms of the Baxter Transaction, we will continue to be responsible for efforts and costs related to the FDA approval process at least until December 31, 2022 and will provide to Baxter certain transition and manufacturing and supply services relating to the sale of SMI PerClot outside of the US and manufacture and supply of PerClot to Baxter, post PMA approval.

As of June 30, 2021 we had approximately $5.0 million of total assets and $120,000 of total liabilities recorded on our Condensed Consolidated Balance Sheets related to the PerClot product line. Total assets as of June 30, 2021 included approximately $1.5 million in prepaid royalties, $1.6 million in intangible assets, net, $1.3 million in property and equipment, net, and $600,000 of other assets. The results of operations of the PerClot product line are included in our Medical devices segment. We are currently evaluating the impact of the Baxter Transaction on our consolidated financial position, results of operations and cash flows and expect to include relevant disclosures for the three and nine months ended September 30, 2021.

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

•Our beliefs and anticipation regarding the favorable attributes and benefits of our products, the basis on which our products compete, our physician education activities, the advantages of our relationships with organ and tissue procurement organizations and tissue banks, the FDA classification of our medical devices, our compliance with applicable laws and regulations, and the advantages of our intellectual property and its significance to our segments and our business as a whole, our relations with our employees, timelines regarding product launches and regulatory activities and approvals;

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

•The dependencies affecting our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the agreements with Endospan and Baxter and our acquisition of Ascyrus, and our beliefs about the costs and timelines for certain clinical trial milestones for the regulatory approvals of the NEXUS stent graft system in the U.S. and the AMDS globally;

•Our beliefs regarding the fair value of our business development activities and the estimates and assumptions about the future achievements of milestones and future revenues and cash flows related to those business development activities;

•Our beliefs about the present value and potential impairment of our intangible assets and leases;

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

•Our beliefs regarding the seasonal nature of the demand for some of our products and services and the reasons for such seasonality, if any, and regarding the impact of consignment inventory on product sales, if any;

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

•Our belief that we will incur expenses for research and development projects, including for clinical research projects to gain regulatory approvals for products or indications, including On-X, aortic stents and stent grafts, and BioGlue products, and for research and development for new products despite reduced planned spending due to COVID-19 and that our efforts to develop new products and technologies will likely require additional investment, research, and new clinical studies or data;

•Our beliefs about pending and potential legal or other governmental or regulatory proceedings;

•Our expectations regarding the timing of clinical research work and regulatory approvals for and expected distribution of products or indications, including On-X, aortic stents and stent grafts, and BioGlue products, and CryoValve SGPV if the FDA reclassifies allograft heart valves as Class III medical devices;

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

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”) is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stents and stent grafts, surgical sealants, On-X® mechanical heart valves and related surgical products, and implantable human tissues. Aortic stents and stent grafts include JOTEC® stent grafts and surgical products (“JOTEC” products), the Ascyrus Medical Dissection Stent hybrid prosthesis (“AMDS”), and the NEXUSTM endovascular stent graft system (“NEXUS”). Surgical sealants include BioGlue® Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix® bovine surgical patches, CardioGenesis® cardiac laser therapy products, and chorioamniotic allografts (previously marketed as NeoPatch®), and PerClot® hemostatic powder (through the Baxter Transaction, described above).

We reported quarterly revenues of $76.1 million for the three months ended June 30, 2021, a 42% increase from the three months ended June 30, 2020. The increase in revenues for the three months ended June 30, 2021 was primarily due to increases in revenues from all product lines and preservation services.

See the “Results of Operations” section below for additional analysis of the three and six months ended June 30, 2021.

Effects of COVID-19

In December 2019 an outbreak of a respiratory illness caused by a new coronavirus named “2019-nCoV” (“COVID-19”) was detected, and by March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a “pandemic.”

Beginning in March 2020 we took steps to address the potential impact of COVID-19 on our employees and operations, and to preserve cash, including reducing expenditures and delaying investments. These steps included, but were not limited to, implementing specific protocols to minimize workplace exposures to COVID-19 by our employees; implementing remote work arrangements for most employees we deemed able to do so; restricting business travel; issuing $100.0 million in aggregate principal amount convertible senior notes (“Convertible Senior Notes”); using portions of those proceeds to repay our Revolving Credit Facility and the remainder for general corporate purposes (see the “Liquidity and Capital Resources” identified in Part I, Item 2 of this form 10-Q for further detail of this transaction); implementing hiring restrictions; reducing planned expenditures on some pending clinical trials; imposing senior management cash salary reductions in exchange for cash payments in the second quarter of 2021; requiring our Board of Directors to accept CryoLife stock instead of cash compensation for a six month period through October 2020; and suspending for seven months 2020 management merit increases.

Our efforts to protect our supply chain and reduce the spread of COVID-19 among our employees, including our work-from-home arrangements, were largely successful in 2020 and the first half of 2021 as we continued to operate all manufacturing sites at near full production. These efforts have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, or disclosure controls and procedures; however, there is no guarantee that these efforts and arrangements, if they are continued, will continue to be successful in the future. Further, our reductions or delays in expenditures slowed our progress on certain key R&D initiatives and could in the future continue to adversely impact our business operations or further delay our recovery from the pandemic.

Although we have largely scaled back most of our COVID-19 mitigation efforts, we continue to monitor the impact of the COVID-19 pandemic on our business and recognize that it could continue to negatively impact our business and results of operations during the remainder of 2021 and beyond. The extent to which our operations and financial performance will be impacted by the pandemic during the remainder of 2021 will depend largely on future developments, including global availability and acceptance of the vaccine and the emergence and prevalence of more virulent COVID-19 variants. If COVID-19 or its variants become more contagious, if efforts to further contain the effects of COVID-19 or its variants, including vaccine adoption, are unsuccessful, if COVID-19 or its variants impact our supply chain or employee productivity, or if we continue to experience periods of uncertainty due to COVID-19 or its variants, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

See the “Risk Factors” identified in Part II, Item 1A of this form 10-Q for risks related to COVID-19.

New Accounting Pronouncements

See Note 1 of “Notes to Condensed Consolidated Financial Statements” identified in Part I, Item I of this form 10-Q for further discussion of new accounting standards that have been adopted.

Results of Operations

(Tables in thousands)

Revenues

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Three Months Ended		From Prior	Three Months Ended
	June 30,		Year	June 30,
	2021	2020		2021	2020
Products:
Aortic stents and stent grafts	$21,064	$13,174	60%	28%	24%
Surgical sealants	17,864	12,437	44%	24%	23%
On-X	14,726	10,116	46%	19%	19%
Other	2,422	1,541	57%	3%	3%
Total products	56,076	37,268	50%	74%	69%

Preservation services	20,072	16,503	22%	26%	31%
Total	$76,148	$53,771	42%	100%	100%

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Six Months Ended		From Prior	Six Months Ended
	June 30,		Year	June 30,
	2021	2020		2021	2020
Products:
Aortic stents and stent grafts	$41,269	$28,642	44%	28%	24%
Surgical sealants	35,692	29,174	22%	24%	24%
On-X	27,821	22,318	25%	19%	19%
Other	4,639	3,554	31%	3%	3%
Total products	109,421	83,688	31%	74%	70%

Preservation services	37,814	36,512	4%	26%	30%
Total	$147,235	$120,200	22%	100%	100%

Revenues increased 42% and 22% for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. The increase in revenues for the three and six months ended June 30, 2021 was due to increases in revenues from all products and preservation services. Excluding the effects for foreign exchange, revenues increased 37% and 19% for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. Revenues for the three and six months ended June 30, 2021 and 2020 were negatively impacted in certain regions by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and hospital restrictions due to the COVID-19 pandemic, as well as patient reluctance to undergo procedures once the adverse impacts to capacity and restrictions decreased. The revenue impact from COVID-19 was smaller and varied regionally during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 with the largest negative impact during the three months ended June 30, 2020. A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2021 is presented below.

Products

Revenues from products increased 50% and 31% for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. The increase for the three and six months ended June 30, 2021 was due to increases in revenues from all products. A discussion of the changes in product revenues for aortic stents and stent grafts, surgical sealants, On-X, and other product revenues is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and

Canadian Dollars, with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, the U.S. Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into U.S. Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of these goods in their local currencies.

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

On September 2, 2020 CryoLife entered into an agreement to acquire all of the equity interests of Ascyrus Medical LLC (“Ascyrus”). Ascyrus has developed the AMDS, an aortic arch remodeling device used for the treatment of acute Type A aortic dissections. The AMDS is currently distributed in Europe, the Middle East, and Africa (collectively, “EMEA”), Canada, and the Asia Pacific region and is included as a component of aortic stents and stent grafts revenues from the date of the acquisition.

Aortic stents and stent grafts revenues increased 60% and 44% for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020.

Aortic stents and stent grafts revenues, excluding original equipment manufacturing (“OEM”), increased 60% for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was primarily due to a 7% increase in volume of units sold, which increased revenues by 54% and the effect of foreign exchange rates, which increased revenues by 9%, partially offset by a change in average sales prices, which decreased revenues by 3%.

Aortic stents and stent grafts revenues, excluding OEM, increased 43% for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase was primarily due to a change in mix of units sold, which increased revenues by 39%, and the effect of foreign exchange rates, which increased revenues by 8%, partially offset by a change in average sales prices, which decreased revenues by 4%.

On a constant currency basis, revenues for aortic stents and stent grafts, excluding OEM, increased 47% and 32% in the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. The increase in revenues was partially due to improved conditions from the COVID-19 pandemic for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. Revenues for the three and six months ended June 30, 2021 increased primarily in EMEA. The revenue increase in EMEA is primarily due to an increase in sales of JOTEC new product launches, as well as sales of the AMDS as a result of the Ascyrus acquisition in the third quarter of 2020, and an increase in NEXUS sales as these products continue to penetrate the EMEA market. Aortic stents and stent grafts OEM sales accounted for less than 1% of product revenues for the three and six months ended June 30, 2021 and 2020.

Surgical Sealants

Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).

Revenues from the sales of surgical sealants increased 44% for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was primarily due to an increase in volume of milliliters sold, which increased revenues by 43% and the effect of foreign exchange rates, which increased revenues by 4%, partially offset by a decrease in average sales prices, which decreased revenues by 3%.

Revenues from the sales of surgical sealants increased 22% for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase was primarily due to an increase of milliliters sold, which increased revenues by 22% and the effect of foreign exchange rates, which increased revenues by 2%, partially offset by a decrease in average sales prices, which decreased revenues by 2%.

On a constant currency basis, revenues from sales of surgical sealants increased 40% and 20% in the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020 primarily from revenue increases in North America and EMEA. The revenue increase in the North America and EMEA markets was primarily due to an increase of surgical procedures due to improved conditions related to the COVID-19 pandemic during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020.

We are currently seeking regulatory approval for BioGlue in China, where the Chinese regulatory body has made additional requests related to the application. If we have not satisfied the regulator’s requests and obtained approval by May 2022, the pending application will expire and no longer be eligible for allowance, requiring the Company to restart the approval process.

See Part II, Item 1A, “Risk Factors—Operational Risks— We may not be successful in obtaining necessary clinical results or regulatory clearances/approvals for new and existing products and services, and our approved products and services may not achieve market acceptance.”

Domestic revenues from surgical sealants accounted for 54% and 53% of total surgical sealant revenues for the three and six months ended June 30, 2021, respectively, and 54% and 51% of total surgical sealant revenues for the three and six months ended June 30, 2020, respectively.

On-X

The On-X catalogue of products includes the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis (“AAP”) for heart valve replacement. On-X product revenues also include revenues from the distribution of CarbonAid® CO2 diffusion catheters and from the sale of Chord-X® ePTFE sutures for mitral chordal replacement. On-X also generates revenue from pyrolytic carbon coating products produced for OEM customers.

On-X product revenues increased 46% and 25% for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020.

On-X product revenues, excluding OEM, increased 50% for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was primarily due to an increase in volume of units sold, which increased revenues by 58%, and the effect of foreign exchange rates, which increased revenues by 2%, partially offset by a decrease in average sales prices, which decreased revenues by 10%.

On-X product revenues, excluding OEM, increased 27% for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase was primarily due to an increase in volume of units sold, which increased revenues by 30% and the effect of foreign exchange rates, which increased revenues by 2%, partially offset by a decrease in average sales prices, which decreased revenues by 5%.

On a constant currency basis, On-X revenues, excluding OEM, increased 48% and 25% in the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. The increase in revenues in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 was primarily due to revenue increases in North America and EMEA. The increase in revenues in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 was primarily due to revenue increases in North America, Asia Pacific, and EMEA. The revenue increases in these markets were partially due to improved conditions from the COVID-19 pandemic for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. The increase in revenues in North America was also impacted by increases in market share. The increase in revenues in EMEA was also impacted by increase of shipments in direct markets. The increase in revenues in Asia Pacific was also impacted by growth in distributor markets. On-X OEM sales accounted for less than 1% of product revenues for both the three and six months ended June 30, 2021 and 2020.

Other

Other revenues are comprised of PhotoFix, PerClot, and CardioGenesis Cardiac Laser Therapy product revenues. Other revenues increased 57% and 31% for the three and six months ended June 30, 2021, respectively, as compared to June 30, 2020.

The increase in revenues for the three months ended June 30, 2021 was primarily due to a 59% and 91% increase in PhotoFix and PerClot revenues, respectively. The increase in PhotoFix revenues was primarily due to increase in volume of units sold, which increased revenues by 57% and the effect of foreign exchange rates, which increased revenues by 2%. The increase in PerClot revenues was primarily due to an increase in volume of units sold, which increased revenues by 99% and the effect of foreign exchange rates, which increased revenues by 14%, partially offset by a change in average sales prices, which decreased revenues by 22%.

The increase in revenues for the six months ended June 30, 2021 was primarily due to a 36% and 37% increase in PhotoFix and PerClot revenues, respectively. The increase in PhotoFix revenues was primarily due to an increase in volume of units sold, which increased revenues by 33%, the effect of foreign exchange rates, which increased revenues by 2% and the increase in average sales prices, which increased revenues by 1%. The increase in PerClot revenues was primarily due to an increase in volume of units sold, which increased revenues by 43% and the effect of foreign exchange rates, which increased revenues by 9%, partially offset by a decrease in average sales prices, which decreased revenues by 15%.

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

In the fourth quarter of 2020, we became aware that a supplier shipped to us a saline solution lot that we use in our tissue processing that contained some contamination in a small number of bottles of the solution lot. The contamination was identified by our in-process quality controls. The contaminated solution was estimated to have impacted a small percentage of tissue processed with this solution lot, causing us to write-off approximately $826,000 of tissue in the fourth quarter of 2020. An additional $5.0 million in tissue was quarantined in process pending further testing. Upon completion of the testing, we began releasing acceptable tissue late in the second quarter of 2021.We believe that the written-off and quarantined tissue impacted the availability of tissue for distribution which had a negative impact on revenue in the first quarter of 2021 and to a lesser extent the second quarter of 2021.

Revenues from tissue processing increased 22% and 4% for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. Revenues were positively impacted by an increase in medical procedures due to improved conditions related to the COVID-19 pandemic for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020.

The increase in revenues for the three months ended June 30, 2021 was primarily due to a 22% and 21% increase in vascular and cardiac tissue revenues, respectively. The increase in vascular tissue revenues was primarily due to an increase in vascular tissue shipments, which increased revenues 23%, partially offset by a decrease in average service fees, which decreased revenues by 1%. The increase in cardiac tissue revenues was primarily due to an increase in cardiac tissue shipments, which increased revenues 24% and the effect of foreign exchange rates, which increased revenues by 1%, partially offset by a decrease in average service fees, which decreased revenues 4%.

The increase in revenues for the six months ended June 30, 2021 was primarily due to a 7% increase in vascular tissue revenues primarily due to an increase in vascular tissue shipments, which increased revenues 8%, partially offset by a decrease in average service fees, which decreased revenues by 1%.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of products	$16,178	$10,040	$31,089	$23,080

Cost of products increased 61% and 35% for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. Cost of products for the three and six months ended June 30, 2021 and 2020 included costs related to aortic stents and stent grafts, surgical sealants, On-X, and other products.

The increase in cost of products for the three and six months ended June 30, 2021 was primarily due to an increase in shipments due to improved conditions from the COVID-19 pandemic and write-downs of certain products, as compared to the three and six months ended June 30, 2020.

Cost of Preservation Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of preservation services	$9,457	$7,841	$17,795	$17,059

Cost of preservation services increased 21% and 4% for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

The increase in cost of preservation services for the three and six months ended June 30, 2021 was primarily due to an increase in shipments due to improved conditions from the COVID-19 pandemic as compared to the three and six months ended June 30, 2020.

Gross Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gross margin	$50,513	$35,890	$98,351	$80,061
Gross margin as a percentage of total revenues	66%	67%	67%	67%

Gross margin increased 41% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to an increase in the volume of products sold. Gross margin as a percentage of total revenues decreased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to write-downs of certain products, partially offset by the mix of products sold.

Gross margin increased 23% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to favorable pricing of certain products and an increase in the volume of products sold. Gross margin as a percentage of total revenues remained flat for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Gross margins as a percentage of revenues were favorably impacted by pricing of new JOTEC product launches, as well as the AMDS, and mix of products sold, partially offset by write-downs of certain products.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General, administrative, and marketing expenses	$40,830	$32,288	$79,468	$71,290
General, administrative, and marketing expenses	54%	60%	54%	59%
as a percentage of total revenues

General, administrative, and marketing expenses increased 26% and 11% for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. The increase in General, administrative, and marketing expenses for the three and six months ended June 30, 2021 was primarily due to an increase in personnel, commission, amortization, business development, integration, and severance expenses. General, administrative, and marketing expenses included $3.4 million and $4.8 million of business development, integration, and severance expenses for the three and six months ended June 30, 2021, respectively, as compared to $653,000 and $1.5 million for the three and six months ended June 30, 2020, respectively. Business development, integration, and severance expenses during the three and six months ended June 30, 2021 were primarily comprised of charges related to the Ascyrus acquisition.

Research and Development Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development expenses	$8,360	$5,522	$16,114	$11,878
Research and development expenses	11%	10%	11%	10%
as a percentage of total revenues

Research and development expenses increased 51% and 36% for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. Research and development spending in the three and six months ended June 30, 2021 was primarily focused on clinical work to gain regulatory approvals for On-X, JOTEC, and PerClot products. Research and development spending in the three and six months ended June 30, 2020 was primarily focused on clinical work to gain regulatory approval for On-X and JOTEC products.

Interest Expense

Interest expense was $4.9 million and $8.9 million for the three and six months ended June 30, 2021, respectively, as compared to $3.7 million and $7.0 million for the three and six months ended June 30, 2020, respectively. Interest expense for the three and six months ended June 30, 2021 and 2020 relates to interest on debt and uncertain tax positions.

Other (Income) Expense, Net

Other income, net was $1.3 million and $740,000 for the three months ended June 30, 2021 and 2020, respectively. Other expense, net was $600,000 and $2.9 million for the six months ended June 30, 2021 and 2020, respectively. Other (income) expense, net primarily includes the realized and unrealized effects of foreign currency gains and losses.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Loss before income taxes	$(2,183)	$(4,766)	$(6,684)	$(12,901)
Income tax benefit	(5)	(1,077)	(1,368)	(2,547)
Net loss	$(2,178)	$(3,689)	$(5,316)	$(10,354)

Diluted loss per common share	$(0.06)	$(0.10)	$(0.14)	$(0.27)
Diluted weighted-average common shares outstanding	38,943	37,520	38,841	37,455

We experienced a loss before income taxes for the three and six months ended June 30, 2021 and 2020. The loss before income taxes for the three and six months ended June 30, 2021 was due to business development, integration and severance expenses primarily related to the Ascyrus acquisition, investments in the research and development pipeline, and delays and cancellations of some surgical procedures as a result of reduced hospital capacity and hospital restrictions due to the COVID-19 pandemic.

Our effective income tax rate was a benefit of under 1% and 20% for the three and six months ended June 30, 2021, respectively, as compared to a benefit of 23% and 20% for the three and six months ended June 30, 2020, respectively. The change in the tax rate for the three and six months ended June 30, 2021 is primarily due to a change in pre-tax book loss and an increase in the excess tax benefit related to stock compensation for the three and six months ended June 30, 2021, as well as an increase in the estimated current year valuation allowance, as compared to the three and six months ended June 30, 2020.

The income tax rate for the three and six months ended June 30, 2021 was favorably impacted by excess tax benefit deductions related to stock compensation, the research and development tax credit, and the reduction of a valuation allowance on prior year items. These factors were partially offset by the unfavorable impacts of non-deductible operating expenses, executive compensation expenses, an increase in the valuation allowance on current year items, and the recording of a tax reserve on prior year items.

The income tax rate for the three and six months ended June 30, 2020 was favorably impacted by excess tax benefit deductions related to stock compensation, the research and development tax credit. These factors were partially offset by the unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

In response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act provided various forms of relief and assistance to U.S. businesses. We recorded a reduction to income taxes payable and deferred tax assets of approximately $1.3 million for the change to the 2019 Section 163(j) interest expense deduction limitation for the three months ended March 31, 2020.

We experienced a net loss and diluted loss per common share for the three and six months ended June 30, 2021 and 2020. Net loss and diluted loss per common share for the three months ended June 30, 2021 was primarily due to a loss before income taxes, as discussed above.

Seasonality

Historically, we believe the demand for aortic stents and stent grafts is seasonal, with a decline in demand generally occurring in the third quarter due to the summer holiday season in Europe. However, the nature of any seasonal trends may have been obscured during the period due to integration activities subsequent to the JOTEC acquisition including the implementation of our distributor-to-direct strategy and our European sales force realignment as well as the recent market introduction of AMDS and NEXUS products.

Historically, we believe the demand for BioGlue and On-X products is seasonal, with a decline in demand generally occurring in the third quarter followed by stronger demand in the fourth quarter. We believe that this trend may be due to the summer holiday season in Europe and the U.S.

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

Demand for our vascular preservation services has also traditionally been seasonal, with lowest demand generally occurring in the fourth quarter. We believe this trend for vascular preservation services is primarily due to fewer vascular surgeries being scheduled during the winter holiday months.

As a result of the uncertainty and other impacts of the COVID-19 pandemic and the resulting shifts of timing in some revenue, our historically observable seasonality of revenues has been impacted or obscured in 2020 and 2021 and may be obscured for the remainder of 2021 and potentially beyond.

Liquidity and Capital Resources

Net Working Capital

As of June 30, 2021 net working capital (current assets of $238.1 million less current liabilities of $58.9 million) was $179.2 million, with a current ratio (current assets divided by current liabilities) of 4 to 1, compared to net working capital of $174.1 million and a current ratio of 4 to 1 at December 31, 2020.

Overall Liquidity and Capital Resources

Our primary cash requirements for the six months ended June 30, 2021 were for general working capital needs, capital expenditures for facilities and equipment, interest and principal payments under our Credit Agreement (defined below), interest payments under our Convertible Senior Notes (defined below), and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.

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

On June 2, 2021 we entered into an amendment to our Credit Agreement to extend the maturity dates of both the Company’s Term Loan and its Revolving Credit Facility. As part of the amendment, the maturity dates of both the Company’s Term Loan and its Revolving Credit Facility are each extended by two and one-half years, until June 1, 2027 and June 1, 2025, respectively, subject to earlier springing maturities if our 4.25% Convertible Senior Notes, described below, remain outstanding on April 1, 2025 and December 31, 2024, respectively. With respect to the Term Loan, if the Convertible Senior Notes remain outstanding on April 1, 2025, the Term’s Loan’s Maturity Date will be April 1, 2025, or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 91 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2027. In the case of the Revolving Credit Facility, if the Convertible Senior Notes are still outstanding on December 31, 2024, the Revolving Credit Facility’s Maturity Date will be either December 31, 2024 or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 182 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2025. Under the amendment, the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.50%, or LIBOR, plus a margin of 3.50%. Prior to the amendment, the optional floating annual rate was equal to either the base rate plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%.

On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of June 30, 2021. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of June 30, 2021 was approximately $144.6 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

The interest expense recognized on the Convertible Senior Notes includes approximately $1.2 million and $2.4 million for the aggregate of the contractual coupon interest, and the amortization of the debt issuance costs as of the three and six months ended June 30, 2021, respectively. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually.

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

As of June 30, 2021 approximately 42% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash used in operating activities was $392,000 for the six months ended June 30, 2021, as compared to $760,000 for the six months ended June 30, 2020.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net loss, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2021 these non-cash items included $12.0 million in depreciation and amortization expenses, $4.6 million in non-cash compensation, $4.3 million fair-value adjustment related to the Ascyrus acquisition, and $4.3 million of deferred income tax changes.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2021 these included the unfavorable effect of an $11.7 million increase in inventory balances and deferred preservation costs, the unfavorable effect of a $5.5 million increase in receivables, and the unfavorable effect of a $2.1 million increase in prepaid expenses and other assets, and the unfavorable effect of a $1.2 million decrease in accounts payable, accrued expenses, and other liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $7.0 million for the six months ended June 30, 2021, as compared to $4.5 million for the six months ended June 30, 2020. During the six months ended June 30, 2021 cash flows used in investing activities included $7.2 million related to capital expenditures.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $3.7 million for the six months ended June 30, 2021, as compared to cash provided by financing activities of $96.2 million for the six months ended June 30, 2020. The current year cash used in financing activities was primarily due to $2.2 million payment of debt issuance costs, $1.8 million for repurchases of common stock to cover tax withholdings and $1.4 million repayment of term loan debt, partially offset by $2.3 million of proceeds from exercise of stock options and issuances of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Our long-term debt obligations and interest payments include $319.1 million of scheduled principal payments and $73.1 million in anticipated interest payments related to our Credit Agreement, Convertible Senior Notes, and JOTEC governmental loans.

We have contingent payment obligations that include up to $120.0 million to be paid to the former shareholders of Ascyrus, of which $10.0 million is expected to be paid in CryoLife common stock, upon the achievement of certain milestones. We anticipate making a $5.0 million third tranche payment under the Endospan Loan upon receipt of certification that certain approvals and clinical trial milestones have been achieved.

On September 28, 2010 we entered into a worldwide distribution agreement and a license and manufacturing agreement (collectively, the “SMI Agreements”) with Starch Medical, Inc. (“SMI”), for PerClot®, a polysaccharide hemostatic agent used in surgery.

On July 28, 2021 we entered into an asset purchase agreement and other ancillary agreements related to the sale of our PerClot assets to a subsidiary of Baxter International, Inc. (“Baxter”) and an agreement to terminate all of our material agreements with SMI related to PerClot (collectively the “Baxter Transaction”). As part of the Baxter Transaction, the SMI contingent liabilities were extinguished.

Our operating and finance lease obligations result from the lease of land and buildings that comprise our corporate headquarters and our various manufacturing facilities, leases related to additional manufacturing, office, and warehouse space, leases on Company vehicles, and leases on a variety of office equipment and other equipment.

Capital Expenditures

Capital expenditures were $7.2 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively. Capital expenditures in the six months ended June 30, 2021 were primarily related to leasehold improvements needed to support our business, routine purchases of manufacturing and tissues processing equipment, computer software, and equipment.

Risks and Uncertainties

See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $50.5 million as of June 30, 2021 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility, Term Loan Facility, and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us in the six months ended June 30, 2021, affecting our cash and cash equivalents, restricted cash and securities, Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2021 affecting our balances denominated in foreign currencies could impact our financial position or cash flows by approximately $10.6 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the six months ended June 30, 2021 affecting our revenue and expense transactions denominated in foreign currencies, would not have had a material impact on our financial position, profitability, or cash flows.

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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2021, the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Changes to Disclosure Controls and Procedures

As disclosed above, on September 2, 2020 we entered into the Ascyrus Agreement to acquire 100% of the outstanding equity interests of Ascyrus. We are currently in the process of implementing CryoLife’s internal control structure over these operations.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risks Relating to Our Business

Our business involves a variety of risks and uncertainties, known and unknown, including, among others, the risks discussed below. These risks should be carefully considered together with the other information provided in our Annual Report on Form 10-K and in our other filings with the SEC. Our failure to adequately anticipate or address these risks and uncertainties may have a material, adverse impact on our business, reputation, revenues, financial condition, profitability, and cash flows. Additional risks and uncertainties not presently known or knowable to us, or that we currently believe to be immaterial, may also adversely affect our business.

Business and Economic Risks

COVID-19, and similar outbreaks, could have a material, adverse impact on us.

During 2020 and 2021, businesses, communities, and governments worldwide have taken, and continue to take, a wide range of actions to mitigate the spread and impact of COVID-19, leading to an unprecedented impact on the global economy. Hospitals and other healthcare providers have adopted differing approaches to address the surge and resurgence of COVID-19 cases, including their impact on healthcare workers, such as postponing elective and non-emergent procedures, restricting access to their facilities, cancelling elective procedures, or re-allocating scarce resources to some critically ill patients. Although some areas have seen a decline in COVID-19 cases, the potential for additional impact from new variants of COVID-19 and longer than anticipated timelines for widespread therapeutic and vaccine availability and acceptance remain. These conditions have impacted and could continue to impact our business activities, including the following activities:

•Our product sales. Certain regions have experienced an impact on revenues in the three and six months ended June 30, 2021, due to the COVID-19 pandemic. In addition to COVID-19’s impact on procedure volumes, we have begun to observe additional downstream effects on our business, including an increase in delays or difficulty in collecting certain outstanding receivables, particularly with certain governmental payors in regions heavily impacted by COVID-19. The extent to which our financial performance will be impacted by the pandemic in 2021 and beyond will depend largely on future developments, including global availability and acceptance of the vaccine.

•Our business operations. In 2020 we took several steps to address the impact of COVID-19 on our employees, cash consumption, and operations, including reducing expenditures and delaying investments. The reductions and delays we adopted could adversely impact our business operations or delay our recovery from the effects of the pandemic. Although we have begun to scale back many of these steps in most geographies, the COVID-19 virus and its variants remain highly contagious and our efforts to contain the spread of COVID-19 and its variants among our employees, including our key personnel, and to protect our supply chain, may not succeed.

•Our management of our indebtedness. Partly as a precautionary measure to increase cash and maintain maximum financial flexibility during the COVID-19 pandemic, we issued $100.0 million aggregate principal amount of 4.25% convertible senior notes with a maturity date of July 1, 2025 (“Convertible Senior Notes”), using portions of those proceeds to repay our Revolving Credit Facility and using and retaining the remainder for general corporate purposes which may limit our operational flexibility and adversely affect our ability to raise additional capital.

•Our research and development projects. In 2020 we reduced spending on research and development projects, including clinical research projects. These reductions could adversely impact future revenue, and additional reductions in spending could be implemented, further impacting future revenue. In addition, our ability to conduct our ongoing research and development projects in markets that are affected by COVID-19 has been, and could continue to be, adversely impacted. Enrollment and timelines for our clinical trials have been, and might continue to be, impacted as healthcare providers reprioritize resources and limit access to healthcare facilities or as patients decline to participate or are hesitant to voluntarily visit healthcare facilities. In addition, COVID-19-related impacts on government and regulatory agencies have slowed and might continue to slow timelines for regulatory actions, including approvals.

If COVID-19 or its variants continue to spread, if efforts to contain COVID-19 or its variants continue or are unsuccessful, if we experience new infections of COVID-19 in areas previously successful in containing its spread, or if COVID-19 or its variants spread among our employees or impacts our supply chain, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows. The nature and extent of these developments are highly uncertain and unpredictable and may vary greatly by region. These adverse developments or a prolonged period of uncertainty could adversely affect our financial performance.

We are subject to a variety of risks due to our global expansion.

Our international operations subject us to a number of risks, which may vary significantly from the risks we face in our U.S. operations, including:

•Greater difficulties and costs associated with staffing, establishing and maintaining internal controls, managing foreign operations and distributor relationships, and selling directly to customers;

•Broader exposure to corruption and expanded compliance obligations, including under the Foreign Corrupt Practices Act, the U.K. Bribery Law, local anti-corruption laws, Office of Foreign Asset Control administered sanction programs, the European Union’s General Data Protection Regulation, and other emerging corruption and data privacy regulations;

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

Tissue preservation services are a significant source of our revenues, accounting for 26% and 31% of revenues for the three months ended June 30, 2021 and 2020, respectively, and as such, we face risks if we are unable to:

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

As an example of this risk, in the fourth quarter of 2020 we became aware that a supplier shipped to us a lot of saline solution that we use in our tissue processing that contained some contamination. The contamination was identified by our routine quality controls. While we were able to mitigate the impact of this contamination through our own efforts and additional testing that was reviewed with the FDA, the contaminated solution impacted a small percentage of the tissue processed with this lot of solution, requiring us to write-off approximately $826,000 in contaminated tissues in the fourth quarter of 2020. The written off and temporarily quarantined tissue impacted our ability to fully meet demand for certain tissues and sizes in the fourth quarter of 2020, the first quarter of 2021, and to a lesser extent the second quarter of 2021.

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

BioGlue Surgical Adhesive (“BioGlue”) is a significant source of our revenues, accounting for 24% and 23% of revenues for the three months ended June 30, 2021 and 2020, respectively, and as such, any risk adversely affecting our BioGlue products or business would likely be material to our financial results. We face the following risks related to BioGlue:

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

Aortic stents and stent grafts is a significant source of our revenues, accounting for 28% and 24% of revenues for the three months ended June 30, 2021 and 2020, respectively, and as such, any risk adversely affecting aortic stents and stent grafts would likely be material to our financial results. We face the following aortic stents and stent grafts related risks based on our ability to:

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

On-X is a significant source of our revenues, accounting for 19% of revenues for the three months ended June 30, 2021 and 2020 and as such, any risk adversely affecting our On-X products or business would likely be material to our financial results. We face risks based on our ability to:

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

We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability and securities, claims, among others, that are reported to the insurance carrier while the policy is in effect. These policies do not include coverage for punitive damages. Although we have insurance for product and tissue processing liabilities, securities, property, and general liabilities, if we are unsuccessful in arranging cost-effective acceptable resolutions of claims, it is possible that our insurance program may not be adequate to cover any or all possible claims or losses, including losses arising out of natural disasters or catastrophic circumstances. Any significant claim could result in an increase in our insurance rates or jeopardize our ability to secure coverage on reasonable terms, if at all.

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

As an example of this risk, in the fourth quarter of 2020 we became aware that a supplier shipped to us a lot of saline solution that we use in our tissue processing that contained some contamination. The contamination was identified by our routine quality controls. While we were able to mitigate the impact of this contamination through our own efforts and additional testing that was reviewed with the FDA, the contaminated solution impacted a small percentage of the tissue processed with this lot of solution, requiring us to write-off those contaminated tissues in the fourth quarter of 2020 and impacting our ability to fully meet demand for certain tissues and sizes in the fourth quarter of 2020, the first quarter of 2021, and to a lesser extent the second quarter of 2021.

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

As an example of these risks, in 2019 we lost our supply of handpieces for cardiac laser therapy resulting from a manufacturing location change at our supplier that ultimately required a Premarket Approval (“PMA“) supplement and FDA approval before handpiece manufacturing and distribution could resume. Due to these and other supplier issues, we had virtually no supply of handpieces during the first half of 2021 but anticipate resumption of a limited supply during the second half of 2021.

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

We are dependent on our key personnel.

Our business and future operating results depend in significant part upon the continued contributions of our key personnel, including qualified personnel with medical device and tissue processing experience, and senior management with experience in the medical device or tissue processing space, some of whom would be difficult to replace. Our business and future operating results, including production at our manufacturing and tissue processing facilities, also depend in significant part on our ability to attract and retain qualified management, operations, processing, marketing, sales, and support personnel. Our facilities are in Kennesaw, Georgia; Austin, Texas; and Hechingen, Germany, where the supply of qualified medical device and tissue processing personnel is limited. Competition for such personnel is significant, and we cannot ensure that we will be successful in attracting or retaining them. We face risks if we lose any key employees to other employers or due to severe illness, death or retirement, if any of our key employees fail to perform adequately, or if we are unable to attract and retain skilled employees. This risk has been exacerbated in the first half of 2021 as the competition for talent in the medical device industry and generally has intensified substantially.

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

•On September 2, 2020 we acquired 100% of the outstanding shares of Ascyrus Medical LLC (“Ascyrus”), the developer of the Ascyrus Medical Dissection Stent (“AMDS”);

•On July 28, 2021 we entered into various agreements with Baxter International, Inc. (“Baxter”) and Starch Medical, Inc. (“SMI”) related to the sale of our PerClot assets to Baxter and the termination of our existing material agreements with SMI.

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

•Bring acquired products to the U.S. market, including AMDS and the JOTEC products;

•Harness the JOTEC product pipeline and research and development capabilities;

•Obtain regulatory approvals in relevant markets, including our ability to obtain PMA for PerClot, and to obtain Conformité Européene Mark product certification (“CE Mark”) for pipeline products and obtain or maintain certification for pipeline and current products at all;

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

We rely upon a combination of sophisticated information technology systems as well as traditional recordkeeping to operate our business.  In the ordinary course of business, we collect, store, and transmit confidential information (including, but not limited to, information about our business, personal data, intellectual property, and, in some instances, patient data).  Our information technology and information security systems and records are potentially vulnerable to security breaches, service interruptions, data loss, or malicious attacks resulting from inadvertent or intentional actions by our employees, vendors, or other third parties.  In addition, due to the COVID-19 pandemic, we have implemented remote work arrangements for some employees, and those employees may use outside technology and systems that are vulnerable to security breaches, service interruptions, data loss or malicious attacks, including by third parties.

As an example of these risks, on November 1, 2019 we were notified that we had become a victim of a business e-mail compromise.  During the fourth quarter of 2019, a company email account was compromised by a third-party impersonator and a payment intended for one of our U.S. vendors in the amount of $2.6 million was fraudulently re-directed into an individual bank account controlled by this third-party impersonator.  Our cyber-insurance covered all but $25,000 of the unrecovered losses from this compromise.

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

•Regulatory agencies could reclassify, re-evaluate, or suspend our clearances or approvals, or fail, or decline, to issue or reissue our clearances or approvals that are necessary to sell our products and distribute tissues;

•Regulatory and quality requirements are subject to change, which could adversely affect our ability to sell our products or distribute tissues; and

•Adverse publicity associated with our products, processed tissues or our industry could lead to a decreased use of our products or tissues, increased regulatory scrutiny, or product or tissue processing liability claims.

Further, on May 25, 2017 the European Union adopted a new Medical Device Regulation (MDR 2017/745) (“MDR”), which was fully implemented on May 26, 2021. The MDR places stricter requirements on manufacturers and European Notified Bodies regarding, among other things, product classifications and pre- and post-market clinical studies for product clearances and approvals which could result in product reclassifications or the imposition of other regulatory requirements that could delay, impede, or prevent our ability to commercialize existing, improved, or new products in the European Economic Area (“EEA”). Additionally, to the extent the MDR places stricter requirements on manufacturers of custom-made devices, those new requirements could delay, impede, or otherwise impact the availability of our E-xtra DESIGN ENGINEERING products. Finally, COVID-19 has impacted the predictability and timelines associated with the MDR transition.

Since the implementation of the MDR, Notified Bodies must review any proposed changes to determine if they require evaluation under the MDR or if they can still be evaluated under currently held MDD certifications. Our inability to obtain certifications for changes under the transitional provisions of the MDR’s Article 120 or successfully submit proposed changes requiring MDR evaluation will delay implementation of those changes which could adversely impact our ability to obtain or renew certifications, clearances, or approvals for our products.

Finally, we anticipate additional regulatory impact as a result of the United Kingdom’s exit from the European Union (“Brexit”). The U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) has announced that CE Marking will continue to be recognized in the U.K. and certificates issued by EU-recognized Notified Bodies will continue to be valid in the U.K. market until June 30, 2023. Going forward, all devices marketed in the U.K. will require U.K. Conformity Assessed Marks certified by a U.K. Approved Body (the re-designation of the U.K. Notified Body). In 2019 we were informed of the cancellation of notified body services by our former Notified Body for BioGlue and PhotoFix, Lloyd’s Register Quality Assurance Limited. Presently, the MHRA and the German competent authority, Regierungspraesidium-Tubingen, have granted us extended grace periods to complete the transfers of our registrations to a new notified body, provided that we meet certain conditions, including the demonstration of adequate progress in the CE Mark certification process with our new Notified Body. If we are delayed or unsuccessful in transferring to a new Notified Body for BioGlue and PhotoFix in the EEA, or if we are otherwise unable to timely meet applicable regulatory requirements, we may be unable to place BioGlue or PhotoFix on the market in the EEA until we resolve the situation.

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

We are currently seeking regulatory approval for BioGlue in China, where the Chinese regulatory body has made additional requests related to the application. If we have not satisfied the regulator’s requests and obtained approval by May 2022, the pending application will expire and no longer be eligible for allowance, requiring the Company to restart the approval process. Each of these trials, studies, and approvals is subject to the risks outlined herein.

Each of our trials, studies, and approvals is subject to the risks outlined herein.

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

Some of our products, including our On-X products, are sterilized using Ethylene Oxide (“EtO”). Although we have a small-scale EtO facility in Austin, Texas, we rely primarily on large-scale EtO facilities to sterilize our products. In addition, some of our suppliers use, or rely upon third parties to use, EtO to sterilize some of our product components. Concerns about the release of EtO into the environment at unsafe levels have led to increased activism and lobbying as well as various regulatory enforcement activities against EtO facilities, including closures and temporary closures, as well as proposals increasing regulations related to EtO. The number of EtO facilities in the U.S. is limited, and any permanent or temporary closures or disruption to their operations could delay, impede, or prevent our ability to commercialize our products. In addition, any regulatory enforcement activities against us for our use of EtO could result in financial, legal, business, and reputational harm to us.

We may be subject to fines, penalties, and other sanctions if we are deemed to be promoting the use of our products for unapproved, or off-label, uses.

Our business and future growth depend on the continued use of our products for approved uses. Generally, regulators contend that, unless our products are approved or cleared by a regulatory body for alternative uses, we may not make claims about the safety or effectiveness of our products or promote them for such uses. Such limitations present a risk that law enforcement could allege that the nature and scope of our sales, marketing, or support activities, though designed to comply with all regulatory requirements, constitute unlawful promotion of our products for an unapproved use. We also face the risk that such authorities might pursue enforcement based on past activities that we discontinued or changed. Investigations concerning the promotion of unapproved uses and related issues are typically expensive, disruptive, and burdensome and generate negative publicity. If our promotional activities are found to be in violation of the law, we may face significant fines and penalties and may be required to substantially change our sales, promotion, grant, and educational activities. In addition, we or our officers could be excluded from participation in government healthcare programs such as Medicare and Medicaid.

Healthcare policy changes may have a material, adverse effect on us.

In response to perceived increases in healthcare costs in recent years, there have been, and continue to be, proposals by the governmental authorities, third-party payors, and elected office holders and candidates to control these costs and, more generally, to reform the healthcare systems.  Additional uncertainty is anticipated particularly in light of the recent presidential election in the United States and the impact the results of the presidential and congressional elections may have on U.S. law relating to the healthcare industry. Many U.S. healthcare laws, such as the Affordable Care Act, are complex, subject to change, and dependent on interpretation and enforcement decisions from government agencies with broad discretion. The application of these laws to us, our customers, or the specific services and relationships we have with our customers is not always clear. Our failure to anticipate accurately any changes to, or the repeal or invalidation of all or part of the Affordable Care Act and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity and negatively affect our business, results of operations, and financial condition. Further, the growth of our business, results of operations and financial condition rely, in part, on customers in the healthcare industry that receive substantial revenues from governmental and other third-party payer programs. A reduction or less than expected increase in government funding for these programs or a change in reimbursement or allocation methodologies could negatively affect our customers’ businesses and, in turn, negatively impact our business, results of operations and financial condition. Any changes that lower reimbursement for our products or reduce medical procedure volumes, however, could adversely affect our business and profitability.

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

If we become involved in an intellectual property disputes, the costs could be expensive, and if we were to lose or decide to settle, the amounts or effects of the settlement or award by a tribunal could be costly.

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

Our strategic plan is focused on four areas – new products, new indications, global expansion, and business development – to drive growth and/or increase the size of our total addressable markets, primarily in the cardiac and vascular surgery segment, but we cannot be certain that these strategies will ultimately drive business expansion and enhance shareholder value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

       (c)  The following table provides information about purchases by us during the three months ended June 30, 2021 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Total Number
			of Common Shares	Dollar Value
	Total Number of		Purchased as	of Common Shares
	Common Shares	Average Price	Part of Publicly	That May Yet Be
	and Common Stock	Paid per	Announced	Purchased Under the
Period	Units Purchased	Common Share	Plans or Programs	Plans or Programs
04/01/21 - 04/30/21	--	$--	--	$--
05/01/21 - 05/31/21	650	28.91	--	--
06/01/21 - 06/30/21	--	--	--	--
Total	650	$28.91	--	$--

The common shares purchased during the three months ended June 30, 2021 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

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

3.1	Amended and Restated Articles of Incorporation of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2020.)
3.2	Amended and Restated By-Laws of CryoLife, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed February 22, 2018.)
10.1*	Third Amendment to Credit and Guarantee Agreement between CryoLife, Inc. and Deutsche Bank AG New York Branch as administrative agent and collateral agent, dated June 2, 2021.
10.2

Asset Purchase Agreement dated July 28, 2021, by among CryoLife, Inc., and Baxter Healthcare Company. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2021.)

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

_________________________

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

July 30, 2021

------------------------

DATE