Form 10-Q
period 2021-09-30
CRYOLIFE INC
filed 2021-11-05
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2021
Common Stock, $0.01 par value	39,329,580

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

In Thousands, Except Per Share Data

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Products	$53,107	$45,109	$162,528	$128,797
Preservation services	19,100	20,022	56,914	56,534
Total revenues	72,207	65,131	219,442	185,331

Cost of products and preservation services:
Products	15,503	12,998	46,592	36,078
Preservation services	8,915	9,001	26,710	26,060
Total cost of products and preservation services	24,418	21,999	73,302	62,138

Gross margin	47,789	43,132	146,140	123,193

Operating expenses:
General, administrative, and marketing	39,053	33,743	118,521	105,033
Research and development	9,972	5,755	26,086	17,633
Total operating expenses	49,025	39,498	144,607	122,666
Gain from sale of non-financial assets	(15,923)	--	(15,923)	--
Operating income	14,687	3,634	17,456	527

Interest expense	4,100	4,940	12,995	11,980
Interest income	(18)	(13)	(60)	(181)
Other expense, net	2,661	2,888	3,261	5,810

Income (loss) before income taxes	7,944	(4,181)	1,260	(17,082)
Income tax benefit	(2,638)	(1,311)	(4,006)	(3,858)

Net income (loss)	$10,582	$(2,870)	$5,266	$(13,224)

Income (loss) per share:
Basic	$0.27	(0.08)	$0.13	(0.35)
Diluted	$0.26	$(0.08)	$0.13	$(0.35)

Weighted-average common shares outstanding:
Basic	39,086	37,912	38,924	37,608
Diluted	44,453	37,912	39,496	37,608

Net income (loss)	$10,582	$(2,870)	$5,266	$(13,224)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,010)	8,698	(12,327)	8,669
Comprehensive income (loss)	$5,572	$5,828	$(7,061)	$(4,555)

See accompanying Notes to Condensed Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

In Thousands

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,587	$61,412
Restricted securities	538	546
Trade receivables, net	49,682	45,964
Other receivables	5,494	2,788
Inventories, net	78,319	73,038
Deferred preservation costs	42,619	36,546
Prepaid expenses and other	16,104	14,295
Total current assets	257,343	234,589

Goodwill	252,441	260,061
Acquired technology, net	171,788	186,091
Operating lease right-of-use assets, net	46,913	18,571
Other intangibles, net	36,001	40,966
Property and equipment, net	36,973	33,077
Deferred income taxes	3,974	1,446
Other assets	13,221	14,603
Total assets	$818,654	$789,404

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of contingent consideration	$17,600	$16,430
Accounts payable	9,528	9,623
Accrued compensation	11,990	10,192
Accrued expenses	9,091	7,472
Accrued procurement fees	3,296	3,619
Taxes payable	3,129	2,808
Current maturities of operating leases	3,053	5,763
Current portion of long-term debt	1,640	1,195
Other liabilities	1,803	3,366
Total current liabilities	61,130	60,468

Long-term debt	307,765	290,468
Non-current maturities of operating leases	45,765	14,034
Contingent consideration	47,300	43,500
Deferred income taxes	27,339	34,713
Deferred compensation liability	5,571	5,518
Other liabilities	12,243	11,990
Total liabilities	$507,113	$460,691

Commitments and contingencies

Shareholders' equity:
Preferred stock	--	--
Common stock (issued shares of 40,816 in 2021 and 40,394 in 2020)	408	404
Additional paid-in capital	309,290	316,192
Retained earnings	22,075	20,022
Accumulated other comprehensive (loss) income	(5,584)	6,743
Treasury stock, at cost, 1,487 shares as of September 30, 2021 and December 31, 2020, respectively	(14,648)	(14,648)
Total shareholders' equity	311,541	328,713

Total liabilities and shareholders' equity	$818,654	$789,404

See accompanying Notes to Condensed Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

In Thousands

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Net cash flows from operating activities:
Net income (loss)	$5,266	$(13,224)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	18,008	14,818
Non-cash compensation	7,471	7,432
Non-cash lease expense	5,566	5,324
Change in fair value of contingent consideration	4,970	--
Non-cash interest expense	2,025	2,261
Change in fair value of long-term loan	--	4,949
Deferred income taxes	(8,128)	(4,916)
Gain from sale of non-financial assets	(15,923)	--
Other	4,665	1,631
Changes in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	65	3,230
Prepaid expenses and other assets	(2,268)	(2,560)
Receivables	(8,032)	7,718
Inventories and deferred preservation costs	(16,986)	(19,744)
Net cash flows (used in) provided by operating activities	(3,301)	6,919

Net cash flows from investing activities:
Proceeds from sale of non-financial assets, net	19,000	--
Acquisition of Ascyrus, net of cash acquisition	--	(59,643)
Payments for Endospan agreements	--	(5,000)
Capital expenditures	(10,524)	(5,171)
Other	(4)	(968)
Net cash flows provided by (used in) investing activities	8,472	(70,782)

Net cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	3,531	2,079
Proceeds from issuance of convertible debt	--	100,000
Proceeds from revolving line of credit	--	30,000
Proceeds from financing insurance premiums	--	2,816
Repayment of revolving line of credit	--	(30,000)
Redemption and repurchase of stock to cover tax withholdings	(1,898)	(1,768)
Payment of debt issuance costs	(2,219)	(3,647)
Repayment of debt	(2,397)	(3,727)
Other	(439)	(463)
Net cash flows (used in) provided by financing activities	(3,422)	95,290

Effect of exchange rate changes on cash, cash equivalents, and restricted securities	1,418	(1,086)
Increase in cash, cash equivalents, and restricted securities	3,167	30,341

Cash, cash equivalents, and restricted securities beginning of period	61,958	34,294
Cash, cash equivalents, and restricted securities end of period	$65,125	$64,635

See accompanying Notes to Condensed Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

In Thousands

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2021	40,742	$407	$305,157	$11,493	$(574)	(1,487)	$(14,648)	$301,835
Net income	--	--	--	10,582	--	--	--	10,582
Other comprehensive loss	--	--	--	--	(5,010)	--	--	(5,010)
Equity compensation	8	1	2,990	--	--	--	--	2,991
Exercise of options	18	--	191	--	--	--	--	191
Employee stock purchase plan	50	--	1,019	--	--	--	--	1,019
Redemption and repurchase of stock to cover tax withholdings	(2)	--	(67)	--	--	--	--	(67)
Balance at September 30, 2021	40,816	$408	$309,290	$22,075	$(5,584)	(1,487)	$(14,648)	$311,541

.					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Income (Loss)	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	40,394	$404	$316,192	$20,022	$6,743	(1,487)	$(14,648)	$328,713
Net income	--	--	--	5,266	--	--	--	5,266
Other comprehensive loss	--	--	--	--	(12,327)	--	--	(12,327)
Adoption of ASU 2020-06	--	--	(16,426)	(3,213)	--	--	--	(19,639)
Equity compensation	252	3	7,892	--	--	--	--	7,895
Exercise of options	158	1	1,921	--	--	--	--	1,922
Employee stock purchase plan	87	1	1,608	--	--	--	--	1,609
Redemption and repurchase of stock to cover tax withholdings	(75)	(1)	(1,897)	--	--	--	--	(1,898)
Balance at September 30, 2021	40,816	$408	$309,290	$22,075	$(5,584)	(1,487)	$(14,648)	$311,541

See accompanying Notes to Condensed Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

In Thousands

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	(Loss) Income	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2020	39,288	$393	$293,022	$26,350	$(8,618)	(1,484)	$(14,591)	$296,556
Net loss	--	--	--	(2,870)	--	--	--	(2,870)
Other comprehensive income	--	--	--	--	8,698	--	--	8,698
Stock issued for Ascyrus transaction	992	10	19,990	--	--	--	--	20,000
Equity compensation	6	--	2,518	--	--	--	--	2,518
Exercise of options	3	--	31	--	--	--	--	31
Employee stock purchase plan	54	--	873	--	--	--	--	873
Redemption and repurchase of stock to cover tax withholdings	(2)	--	(40)	--	--	--	--	(40)
Balance at September 30, 2020	40,341	$403	$316,394	$23,480	$80	(1,484)	$(14,591)	$325,766

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	(Loss) Income	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	39,018	$390	$271,782	$36,704	$(8,589)	(1,484)	$(14,591)	$285,696
Net loss	--	--	--	(13,224)	--	--	--	(13,224)
Other comprehensive income	--	--	--	--	8,669	--	--	8,669
Stock issued for Ascyrus transaction	992	10	19,990	--	--	--	--	20,000
Equity compensation	273	3	7,885	--	--	--	--	7,888
Exercise of options	47	1	517	--	--	--	--	518
Employee stock purchase plan	84	--	1,561	--	--	--	--	1,561
Equity component of the convertible note issuance	--	--	16,426	--	--	--	--	16,426
Redemption and repurchase of stock to cover tax withholdings	(73)	(1)	(1,767)	--	--	--	--	(1,768)
Balance at September 30, 2020	40,341	$403	$316,394	$23,480	$80	(1,484)	$(14,591)	$325,766

See accompanying Notes to Condensed Consolidated Financial Statements

CryoLife, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Overview

The accompanying Condensed Consolidated Financial Statements include the accounts of CryoLife, Inc. and its subsidiaries (“CryoLife,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three and nine months ended, September 30, 2021 and 2020 have been prepared in accordance with (i) accounting principles generally accepted in the U.S. for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by accounting principles generally accepted in the U.S. for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in CryoLife’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 22, 2021.

Significant Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2020. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the three and nine months ended September 30, 2021 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2020.

New Accounting Standards

Recently Adopted

In August 2020 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by eliminating two accounting models (i.e., the cash conversion model and beneficial conversion feature model) and reducing the number of embedded conversion features that could be recognized separately from the host contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. On January 1, 2021 we adopted ASU 2020-06 using the modified retrospective approach and recorded $20.4 million to increase long-term debt, $3.2 million to reduce retained earnings, and $16.4 million to reduce additional paid-in capital included on the Condensed Consolidated Balance Sheets. See Note 11 for further discussion of convertible debt.

In December 2019 the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify accounting principles generally accepted in the United States of America (“GAAP”) for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for public entities in fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. We adopted ASU 2019-12 on January 1, 2021 and the adoption did not have a material impact on our financial condition or results of operations.

Not Yet Effective

In March 2020 the FASB issued ASU 2020-04, Reference Rate Reform Topic 848 (“ASC 848”). The amendments in this ASU were put forth in response to the market transition from the LIBOR and other interbank offered rates to alternative reference rates. GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. The standard provides this temporary election through December 31, 2022 and cannot be applied to contract modifications that occur after December 31, 2022. We are in the process of evaluating the effect that the adoption of this standard will have on our financial position and results of operations.

2. Sale of PerClot

Overview

On July 28, 2021 we entered into an asset purchase agreement and other ancillary agreements related to the sale of PerClot®, a polysaccharide hemostatic agent used in surgery (“PerClot”), to a subsidiary of Baxter International, Inc. (“Baxter”) and an agreement to terminate all of our material agreements with Starch Medical, Inc. (“SMI”) related to PerClot (collectively the “Baxter Transaction”). Under the terms of the Baxter Transaction, Baxter will pay an aggregate of up to $60.8 million in consideration (we will receive up to $45.8 million and SMI will receive up to $15.0 million), consisting of (i) $25.0 million at closing, of which $6.0 million was paid to SMI; (ii) up to $25.0 million upon our receipt of Premarket Approval (“PMA”) approval from the U.S. Food and Drug Administration (the “FDA”) for PerClot and our transfer of the PMA to Baxter, of which up to $6.0 million is payable to SMI, subject to certain reductions for delay in PMA approval; and (iii) up to $10.0 million upon Baxter’s achievement of certain cumulative worldwide net sales of PerClot prior to December 31, 2026 and December 31, 2027, of which up to $3.0 million is payable to SMI. In addition, at the conclusion of our manufacturing and supply services for Baxter, Baxter will pay $780,000 upon transfer of our PerClot manufacturing equipment. Under the terms of the Baxter Transaction, we will continue to provide to Baxter certain transition and manufacturing and supply services relating to the sale of SMI PerClot outside of the US and manufacture and supply of PerClot to Baxter post PMA approval.

Accounting for the Transaction

Upon closing of the Baxter Transaction, we received $25.0 million from Baxter and paid $6.0 million to SMI. We derecognized intangible assets with a carrying value of $1.6 million and wrote-off $1.5 million of prepaid royalties previously recorded on our Condensed Consolidated Balance Sheets related to PerClot. Under the terms of the agreement, Baxter acquired intellectual property related to our development efforts for PerClot. We recorded a pre-tax gain of $15.9 million, included as Gain from sale of non-financial assets within the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. The PerClot product line was included as part of our Medical Devices segment.

3. Acquisition of Ascyrus

Overview

On September 2, 2020 we entered into a Securities Purchase Agreement (the “Ascyrus Agreement”) to acquire 100% of the outstanding equity interests of Ascyrus Medical LLC (“Ascyrus”). Ascyrus developed the Ascyrus Medical Dissection Stent (“AMDS”) hybrid prosthesis, the world’s first aortic arch remodeling device for use in the treatment of acute Type A aortic dissections.

Under the terms of the Ascyrus Agreement, we will pay an aggregate of up to $200.0 million in consideration, consisting of: (i) a cash payment of approximately $60.0 million and the issuance of $20.0 million in shares of CryoLife common stock, in each case, that were delivered at the closing of the acquisition, (ii) if the FDA approves an Investigational Device Exemption (“IDE”) application for the AMDS, a cash payment of $10.0 million and the issuance of $10.0 million in shares of CryoLife common stock, (iii) if the FDA approves PMA application submitted for the AMDS, a cash payment of $25.0 million, (iv) if regulatory approval of the AMDS is obtained in Japan on or before June 30, 2027, a cash payment of $10.0 million, (v) if regulatory approval of the AMDS is obtained in China on or before June 30, 2027, a cash payment of $10.0 million and (vi) a potential additional consideration cash payment capped at $55.0 million (or up to $65.0 million to $75.0 million if the Japanese or Chinese approvals are not secured on or before June 30, 2027 and those approval milestone payments are added to the potential additional consideration cash payment cap) calculated as two times the incremental worldwide sales of the AMDS (or any other acquired technology or derivatives of such acquired technology) outside of the European Union during the three-year period following the date the FDA approves a PMA application submitted for the AMDS.

Accounting for the Transaction

Upon closing of the acquisition on September 2, 2020 we paid $82.4 million consisting of $62.4 million in cash consideration and $20.0 million in shares of CryoLife common stock. The number of shares issued was based on a 10-day moving volume weighted average closing price of a share of CryoLife common stock as of the date immediately prior to closing, resulting in an issuance of 991,800 shares of CryoLife common stock.

As part of the acquisition, we may be required to pay additional consideration in cash and equity up to $120.0 million to the former shareholders of Ascyrus upon the achievement of certain milestones and the sales-based additional earnout described above. The fair value of the total potential purchase consideration of $200.0 million was calculated to be $137.8 million, which includes total purchase consideration, as well as the contingent consideration liability discussed below. Our allocation of the purchase consideration was allocated to Ascyrus’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of September 2, 2020.

We recorded the contingent consideration liability of $17.6 million and $16.4 million in Current liabilities and $47.3 million and $43.5 million in Other long-term liabilities as of September 30, 2021 and December 31, 2020, respectively, in the Condensed Consolidated Balance Sheets, representing the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 5. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.

We performed an assessment of the fair value of the contingent consideration and recorded a $700,000 and $5.0 million fair value adjustment for the three and nine months ended September 30, 2021, respectively, in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), as a result of this assessment.

We recorded $62.4 million of goodwill, all of which was deductible for tax purposes, based on the amount by which the total purchase consideration price exceeded the fair value of the net assets acquired and liabilities assumed. Goodwill from this transaction primarily relates to synergies expected from the acquisition and has been allocated to our Medical devices segment. The allocation of assets acquired and liabilities assumed is based on the information available that would have been known as of the acquisition date. During the nine months ended September 31, 2021 we received a $777,000 cash distribution from escrow related to the working capital adjustments which reduced the purchase price consideration and goodwill. This adjustment is included in other cash flows used in investing activities on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021.

The September 2, 2020 allocation of purchase consideration adjusted as of September 30, 2021 consisted of the following (in thousands):

Consideration
Cash paid for acquisition	$62,359
Common stock issued	20,000
Contingent consideration	55,407
Fair value of total consideration	$137,766

Purchase Price Allocation
Cash and cash equivalents	$4,017
Intangible assets	72,600
Net other assets/liabilities acquired	(1,267)
Goodwill	62,416
Net assets acquired	$137,766

Pro forma financial information related to the Ascyrus Agreement has not been provided as it is not material to our consolidated results of operations. The results of operations of the Ascyrus acquisition are included in results of operations from the date of acquisition and were not significant for the three and nine months ended September 30, 2021. The results of operations of the Ascyrus acquisition are included in our Medical devices segment.

4. Agreements with Endospan

Exclusive Distribution Agreement and Securities Purchase Option Agreement

On September 11, 2019 CryoLife, Inc.’s wholly-owned subsidiary, JOTEC GmbH, (“JOTEC”), entered into an exclusive distribution agreement (the “Endospan Distribution Agreement”) with Endospan Ltd. (“Endospan”), an Israeli corporation, pursuant to which JOTEC obtained exclusive distribution rights for Endospan’s NEXUS TM stent graft system (“NEXUS”) and accessories in certain countries in Europe in exchange for a fixed distribution fee of $9.0 million paid in September 2019.

CryoLife also entered into a securities purchase option agreement (the “Endospan Option Agreement”) with Endospan for $1.0 million paid in September 2019. The Endospan Option Agreement provides CryoLife the option to purchase all the outstanding securities of Endospan from Endospan’s securityholders at the time of acquisition, or the option to acquire all of Endospan’s assets, in each case, for a price between $350.0 and $450.0 million before, within a certain period of time, or after FDA approval of NEXUS, with such option expiring if not exercised within 90 days after receiving notice that Endospan has received approval from the FDA for NEXUS.

Loan Agreement

CryoLife and Endospan also entered into a loan agreement (the “Endospan Loan”), dated September 11, 2019, in which CryoLife agreed to provide Endospan a secured loan of up to $15.0 million to be funded in three tranches of $5.0 million each.

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

Variable Interest Entity

We consolidate the results of a variable interest entity ("VIE") when it is determined that we are the primary beneficiary. Based on our initial evaluation of Endospan and the related agreements with Endospan, we determined that Endospan is a VIE. Although the arrangement with Endospan resulted in our holding a variable interest, it did not empower us to direct those activities of Endospan that most significantly impact the VIE economic performance. Therefore, we are not the primary beneficiary, and we have not consolidated Endospan into our financial results. Our payments to Endospan in September 2019 totaled $15.0 million which included a $9.0 million distribution fee, a $1.0 million securities purchase option, and $5.0 million for the first tranche of the Endospan Loan. We paid an additional $5.0 million for the second tranche described above. We evaluated Endospan for VIE classification as of September 30, 2021 and December 31, 2020 and determined that Endospan meets the criteria of a non-consolidating VIE. Our payments to date, including any loans, guarantees, and other subordinated financial support related to this VIE, totaled $20.0 million as of September 30, 2021, representing our maximum exposure to loss, and were not individually significant to our consolidated financial statements.

Valuation

The agreements with Endospan were entered into concurrently and had certain terms that are interrelated. In our evaluation of the initial relative fair value of each of the Endospan agreements to determine the amount to record, we utilized discounted cash flows to estimate the fair market value for the Endospan Loan and for the Endospan Distribution Agreement. We estimated the fair value of the Endospan Option Agreement utilizing the Monte Carlo simulation. The fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy as presented in Note 5. Inputs in our valuation of the Endospan agreements included cash payments and anticipated payments based on the executed agreements with Endospan, projected discounted cash flows in connection with the Endospan transaction, our expected internal rate of return and discount rates, and our assessed probability and timing of receipt of certification of certain approvals and milestones in obtaining FDA approval. Based on the initial fair value of the Endospan Loan and the relative fair values of the Endospan Distribution Agreement and Endospan Option Agreement, we recorded the Endospan Loan value of $358,000 in Other long-term assets in the Condensed Consolidated Balance Sheets as of December 31, 2019. The Endospan Option Agreement was valued at $4.8 million in Other long-term assets in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020. The Endospan Distribution Agreement was recorded at $6.1 million and $8.0 million in Other intangibles, net in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively.

We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics and adjust the amount recorded to its current fair market value at each reporting period. The fair value of the Endospan Loan was $409,000 as of September 30, 2021 and December 31, 2020.

5. Financial Instruments

The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

September 30, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,012	$--	$--	$10,012
Restricted securities:
Money market funds	538	--	--	538
Endospan loan	--	--	409	409
Total assets	$10,550	$--	$409	$10,959

Current liabilities:
Contingent consideration	--	--	(17,600)	(17,600)

Long-term liabilities:
Contingent consideration	--	--	(47,300)	(47,300)
Total liabilities	$--	$--	$(64,900)	$(64,900)

December 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,484	$--	$--	$11,484
Restricted securities:
Money market funds	546	--	--	546
Endospan loan	--	--	409	409
Total assets	$12,030	$--	$409	$12,439

Current liabilities:
Contingent consideration	--	--	(16,430)	(16,430)

Long-term liabilities:
Contingent consideration	--	--	(43,500)	(43,500)
Total liabilities	$--	$--	$(59,930)	$(59,930)

We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds. We recorded the Endospan Loan, classified as Level 3, as a result of an agreement with Endospan in September 2019. The fair value of the contingent consideration component of the Ascyrus acquisition was updated using Level 3 inputs. See Note 3 and Note 4 for further discussion of the Ascyrus acquisition and the Endospan Loan, respectively. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

	Endospan Loan	Contingent Consideration
Balance as of December 31, 2020	$409	$(59,930)
Change in valuation	--	(4,970)
Balance as of September 30, 2021	$409	$(64,900)

6. Cash Equivalents and Restricted Securities

The following is a summary of cash equivalents and restricted securities (in thousands):

		Unrealized	Estimated
		Holding	Market
September 30, 2021	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$10,012	$--	$10,012
Restricted securities:
Money market funds	538	--	538
Total assets	$10,550	$--	$10,550

		Unrealized	Estimated
		Holding	Market
December 31, 2020	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$11,484	$--	$11,484
Restricted securities:
Money market funds	546	--	546
Total assets	$12,030	$--	$12,030

As of September 30, 2021 and December 31, 2020 $538,000 and $546,000, respectively, of our money market funds were designated as short-term restricted securities due to a contractual commitment to hold the securities as pledged collateral relating to international tax obligations.

There were no gross realized gains or losses on cash equivalents and restricted securities for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021 $538,000 of our restricted securities had a maturity date within three months. As of December 31, 2020 $546,000 of our restricted securities had a maturity date within three months.

7. Inventories, net and Deferred Preservation Costs

Inventories at September 30, 2021 and December 31, 2020 were comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials and supplies	$34,005	$33,625
Work-in-process	12,438	6,318
Finished goods	31,876	33,095
Total inventories, net	$78,319	$73,038

To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves, JOTEC, and AMDS products at international hospital locations. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of September 30, 2021 we had $14.7 million in consignment inventory, with approximately 41% in domestic locations and 59% in international locations. As of December 31, 2020 we had $11.9 million in consignment inventory, with approximately 47% in domestic locations and 53% in international locations.

Total deferred preservation costs were $42.6 million and $36.5 million as of September 30, 2021 and December 31, 2020, respectively.

Inventory and deferred preservation costs obsolescence reserves were $2.8 million and $3.5 million as of September 30, 2021 and December 31, 2020, respectively.

8. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of September 30, 2021 and December 31, 2020 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Goodwill	$252,441	$260,061
In-process R&D	2,258	2,392
Procurement contracts and agreements	2,013	2,013
Trademarks[a]	397	765

__________

a During the three and nine months ended September 30, 2021 we transferred $380,000 of PerClot related trademarks to Baxter as a result of the Baxter Transaction described in Note 2.

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

We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of September 30, 2021 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.

As of September 30, 2021 and December 31, 2020 our entire goodwill balance was related to our Medical devices segment.

Medical Devices Segment
Balance as of December 31, 2020	$260,061
Ascyrus acquisition	(942)
Revaluation of goodwill denominated in foreign currency	(6,678)
Balance as of September 30, 2021	$252,441

Definite Lived Intangible Assets

The definite lived intangible balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. During the three and nine months ended September 30, 2021 we transferred $1.2 million of PerClot related distribution and manufacturing rights to Baxter as a result of the Baxter Transaction described in Note 2. As of September 30, 2021 and December 31, 2020 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands):

	Gross Carrying	Accumulated	Amortization
September 30, 2021	Value	Amortization	Period
Acquired technology	$215,917	$44,129	11	–	22	Years
Customer lists and relationships	31,192	9,248	13	–	22	Years
Distribution and manufacturing rights and know-how	10,068	3,933	5	–	15	Years
Patents	4,041	3,136			17	Years
Other	3,938	1,589	4	–	5	Years

	Gross Carrying	Accumulated	Amortization
December 31, 2020	Value	Amortization	Period
Acquired technology	$222,182	$36,091	11	–	22	Years
Customer lists and relationships	31,316	8,132	13	–	22	Years
Distribution and manufacturing rights and know-how	14,728	5,349	5	–	15	Years
Patents	3,966	3,113			17	Years
Other	3,453	1,073	4	–	5	Years

Amortization Expense

The following is a summary of amortization expense as recorded in General, administrative, and marketing expenses on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amortization expense	$4,203	$3,397	$12,701	$9,430

As of September 30, 2021 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder
	of 2021	2022	2023	2024	2025	2026	Total
Amortization expense	$4,121	15,944	15,434	15,050	13,002	12,771	$76,322

9. Income Taxes

Income Tax Expense

Our effective income tax rate was a benefit of 33% and 318% for the three and nine months ended September 30, 2021, respectively, as compared to a benefit of 31% and 23% for the three and nine months ended September 30, 2020, respectively. The change in the tax rate for the three and nine months ended September 30, 2021 is primarily due to changes in pre-tax book loss, the excess tax benefit related to stock compensation, and the estimated current year valuation allowance, as compared to the three and nine months ended September 30, 2020. We utilized the interim reporting guidance of ASC 740 to calculate the effective tax rate for the three and nine months ended September 30, 2021 and 2020. We expect the effective income tax rate for the twelve months ended December 31, 2021 to be more in line with applicable statutory tax rates.

The income tax rate for the three and nine months ended September 30, 2021 was favorably impacted by excess tax benefit deductions related to stock compensation, the research and development tax credit, and the reduction of a valuation allowance on prior year items. The tax rate was unfavorably impacted by non-deductible operating expenses, executive compensation expenses, an increase in the valuation allowance on current year items, and the recording of a tax reserve on prior year items.

The income tax rate for the three and nine months ended September 30, 2020 was favorably impacted by excess tax benefit deductions related to stock compensation and the research and development tax credit. These factors were partially offset by the unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

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

As of September 30, 2021 we maintained a total of $11.6 million in valuation allowances against deferred tax assets, including state and federal net operating loss carryforwards and interest expense disallowance carryforwards, and a net deferred tax liability of $23.4 million. As of December 31, 2020 we maintained a total of $7.2 million in valuation allowances against deferred tax assets, including state and federal net operating loss carryforwards, and a net deferred tax liability of $33.3 million.

During the nine months ended September 30, 2021 we corrected certain immaterial prior year errors primarily related to the release of a valuation allowance, reduction of income taxes payable, and an increase in the tax reserve. On correcting the errors, we recorded an income tax benefit of $2.1 million.

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

10. Leases

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

Information related to leases included in the Condensed Consolidated Balance Sheets is as follows (in thousands, except lease term and discount rate):

Operating leases:	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$58,429	$28,242
Accumulated amortization	(11,516)	(9,671)
Operating lease right-of-use assets, net	$46,913	$18,571

Current maturities of operating leases	$3,053	$5,763
Non-current maturities of operating leases	45,765	14,034
Total operating lease liabilities	$48,818	$19,797

Finance leases:
Property and equipment, at cost	$6,910	$7,620
Accumulated amortization	(2,014)	(1,905)
Property and equipment, net	$4,896	$5,715

Current maturities of finance leases	$537	$614
Non-current maturities of finance leases	4,608	5,300
Total finance lease liabilities	$5,145	$5,914

Weighted average remaining lease term (in years):
Operating leases	12.4	5.1
Finance leases	9.1	9.8

Weighted average discount rate:
Operating leases	5.9%	5.2%
Finance leases	2.0%	2.0%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amortization of property and equipment	$190	$164	$500	$487
Interest expense on finance leases	27	30	85	89
Total finance lease expense	217	194	585	576
Operating lease expense	1,989	1,806	5,566	5,324
Sublease income	(92)	(226)	(308)	(679)
Total lease expense	$2,114	$1,774	$5,843	$5,221

A summary of our cash flow information related to leases is as follows (in thousands):

	Nine Months Ended	Nine Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	September 30, 2021	September 30, 2020
Operating cash flows for operating leases	$4,536	$5,438
Financing cash flows for finance leases	446	465
Operating cash flows for finance leases	82	92

Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance	Operating	Sublease
	Leases	Leases	Income
Remainder of 2021	$134	$680	$92
2022	642	6,009	305
2023	641	6,601	--
2024	635	6,212	--
2025	612	5,282	--
Thereafter	2,963	46,618	--
Total minimum lease payments	$5,627	$71,402	$397
Less amount representing interest	(482)	(22,584)
Present value of net minimum lease payments	5,145	48,818
Less current maturities	(537)	(3,053)
Lease liabilities, less current maturities	$4,608	$45,765

11. Debt

Credit Agreement

On December 1, 2017 we entered into a credit and guaranty agreement for a $255.0 million senior secured credit facility, consisting of a $225.0 million secured term loan facility (the “Term Loan Facility”) and a $30.0 million secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Agreement”). We and each of our existing domestic subsidiaries (subject to certain exceptions and exclusions) guarantee the obligations under the Credit Agreement (the “Guarantors”). The Credit Agreement is secured by a security interest in substantially all existing and after-acquired real and personal property (subject to certain exceptions and exclusions) of us and the Guarantors.

On June 2, 2021 we entered into an amendment to our Credit Agreement to extend the maturity dates of both the Company’s Term Loan and its Revolving Credit Facility. As part of the amendment, the maturity dates of both the Company’s Term Loan and its Revolving Credit Facility were each extended by two and one-half years, until June 1, 2027 and June 1, 2025, respectively, subject to earlier springing maturities if our 4.25% Convertible Senior Notes, described below, remain outstanding on April 1, 2025 and December 31, 2024, respectively. With respect to the Term Loan, if the Convertible Senior Notes remain outstanding on April 1, 2025, the Term Loan’s maturity date will be April 1, 2025, or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 91 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2027. In the case of the Revolving Credit Facility, if the Convertible Senior Notes are still outstanding on December 31, 2024, the Revolving Credit Facility’s maturity date will be either December 31, 2024 or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 182 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2025. Under the amendment, the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.50%, or LIBOR, plus a margin of 3.50%. Prior to the amendment, the optional floating annual rate was equal to either the base rate plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. We paid debt issuance costs of $2.1 million, of which $1.8 million will be amortized over the life of the term loan facility and included in current and long-term debt on the Condensed Consolidated Balance Sheets. The remaining $361,000 of debt issuance costs and $474,000 of non-cash debt extinguishment costs were recorded in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, the Credit Agreement contains certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. Beginning in 2021, if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable. We are in compliance with our debt covenants as of September 30, 2021.

Convertible Senior Notes

On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2021. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of September 30, 2021 was approximately $124.2 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

The interest expense recognized on the Convertible Senior Notes includes approximately $1.2 million and $3.7 million for the aggregate of the contractual coupon interest, and the amortization of the debt issuance costs as of the three and nine months ended September 30, 2021, respectively. The interest expense recognized on the Convertible Senior

Notes includes approximately $2.0 million and $2.2 million for the aggregate of the contractual coupon interest, the accretion of the debt discount, and the amortization of the debt issuance costs as of three and nine months ended September 30, 2020, respectively. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. As of September 30, 2021 there were $2.7 million of unamortized debt issuance costs related to convertible senior notes.

Holders of the Convertible Senior Notes may convert their notes at their option at any time prior to January 1, 2025, but only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) we give a notice of redemption with respect to any or all of the notes, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. On or after January 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances.

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

Loan Balances

The short-term and long-term balances of our term loan and other long-term borrowings were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Term loan balance	$216,563	$218,250
Convertible senior notes	100,000	79,555
2.45% Sparkasse Zollernalb (KFW Loan 1)	643	886
1.40% Sparkasse Zollernalb (KFW Loan 2)	1,157	1,457
Total loan balance	318,363	300,148
Less unamortized loan origination costs	(8,958)	(8,485)
Net borrowings	309,405	291,663
Less short-term loan balance	(1,640)	(1,195)
Long-term loan balance	$307,765	$290,468

Interest Expense

Interest expense was $4.1 million and $13.0 million for the three and nine months ended September 30, 2021, respectively, as compared to $4.9 million and $12.0 million for the three and nine months ended September 30, 2020, respectively. Interest expense includes interest on debt and uncertain tax positions in both periods.

12. Commitments and Contingencies

Liability Claims

In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of September 30, 2021 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.

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

•CardioGenesis cardiac laser console trials and sales – CardioGenesis cardiac trialed laser consoles are delivered under separate agreements.

For the three and nine months ended September 30, 2021 and 2020 the sources of revenue were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Domestic hospitals	$36,129	$36,249	$111,291	$102,813
International hospitals	25,458	20,764	79,219	56,638
International distributors	10,544	8,035	28,694	25,522
CardioGenesis cardiac laser therapy	76	83	238	358
Total sources of revenue	$72,207	$65,131	$219,442	$185,331

Also see segment disaggregation information in Note 16 below.

Contract Balances

We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra DESIGN ENGINEERING product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of September 30, 2021 and 2020.

We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of September 30, 2021 and 2020 was not material.

14. Stock Compensation

Overview

We have stock option and stock incentive plans for employees and non-employee Directors that provide for grants of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), and options to purchase shares of our common stock at exercise prices generally equal to the fair value of such stock at the dates of grant. We also maintain a shareholder-approved Employee Stock Purchase Plan (“ESPP”) for the benefit of our employees. The ESPP allows eligible employees to purchase common stock on a regular basis at the lower of 85% of the market price at the beginning or end of each offering period.

Equity Grants

During the nine months ended September 30, 2021 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs to certain employees, RSAs to non-employee Directors, and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 494,000 shares and had an aggregate grant date market value of $12.5 million.

During the nine months ended September 30, 2020 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees, RSAs to non-employee Directors, and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 330,000 shares and had an aggregate grant date market value of $8.2 million. In February 2021, the Committee used structured discretion to determine that the 2020 PSUs were earned and should be paid out at 100% of target resulting in a modification of the award which resulted in $1.2 million of compensation expense during the nine months ended September 30, 2021 related to these performance awards.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 226,000 and 212,000 shares to certain Company officers during the nine months ended September 30, 2021 and 2020, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 51,000 and 87,000 shares in the three and nine months ended September 31, 2021, respectively, as compared to 54,000 and 84,000 shares in the three and nine months ended September 30, 2020, respectively, through the ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Stock Options	ESPP	Stock Options	ESPP
Expected life	N/A	0.5 Years	5.0 Years	0.5 Years
Expected stock price volatility	N/A	0.44	0.40	0.46
Risk-free interest rate	N/A	0.05%	0.57%	0.09%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into Deferred preservation and Inventory costs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
RSA, RSU, and PSU expense	$2,465	$1,984	$6,211	$6,189
Stock option and ESPP expense	525	534	1,684	1,699
Total stock compensation expense	$2,990	$2,518	$7,895	$7,888

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $115,000 and $424,000 in the three and nine months ended September 30, 2021, respectively, and $160,000 and $456,000 in the three and nine months ended September 30, 2020, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.

15. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic income (loss) per common share	2021	2020	2021	2020
Net income (loss)	$10,582	$(2,870)	$5,266	$(13,224)
Net (income) loss allocated to participating securities	(63)	20	(34)	93
Net income (loss) allocated to common shareholders	$10,519	$(2,850)	$5,232	$(13,131)

Basic weighted-average common shares outstanding	39,086	37,912	38,924	37,608
Basic income (loss) per common share	$0.27	$(0.08)	$0.13	$(0.35)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Diluted income (loss) per common share	2021	2020	2021	2020
Net income (loss)	$10,582	$(2,870)	$5,266	$(13,224)
Net (income) loss allocated to participating securities	(55)	20	(34)	93
Net loss attributable to convertible senior notes	919	--	--	--
Net income (loss) allocated to common shareholders	$11,446	$(2,850)	$5,232	$(13,131)

Basic weighted-average common shares outstanding	39,086	37,912	38,924	37,608
Effect of dilutive stock options and awards	505	--	572	--
Effect of convertible senior notes	4,862	--	--	--
Diluted weighted-average common shares outstanding	44,453	37,912	39,496	37,608
Diluted income (loss) per common share	$0.26	$(0.08)	$0.13	$(0.35)

We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three and nine months ended September 30, 2021 539,000 and 517,000 of potential common shares relating to stock options, respectively, were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding. For the three and nine months ended September 30, 2020 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss. We excluded 4,860,685 of potential common shares related to our Convertible Senior Notes calculated under the if-converted method, as these shares would be antidilutive for the nine months ended September 30, 2021.

16. Segment Information

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

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Medical devices	$53,107	$45,109	$162,528	$128,797
Preservation services	19,100	20,022	56,914	56,534
Total revenues	72,207	65,131	219,442	185,331

Cost of products and preservation services:
Medical devices	15,503	12,998	46,592	36,078
Preservation services	8,915	9,001	26,710	26,060
Total cost of products and preservation services	24,418	21,999	73,302	62,138

Gross margin:
Medical devices	37,604	32,111	115,936	92,719
Preservation services	10,185	11,021	30,204	30,474
Total gross margin	$47,789	$43,132	$146,140	$123,193

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Products:
Aortic stents and stent grafts	$20,896	$15,290	$62,165	$43,932
Surgical sealants	16,544	15,811	52,236	44,985
On-X	14,022	12,067	41,843	34,385
Other	1,645	1,941	6,284	5,495
Total products	53,107	45,109	162,528	128,797

Preservation services	19,100	20,022	56,914	56,534
Total revenues	$72,207	$65,131	$219,442	$185,331

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

•The potential impact of the COVID-19 pandemic on product demand and our product sales, business operations, manufacturing operations, supply chain, cash flow, workforce, clinical and regulatory timelines, and our research and development projects;

•Our belief that our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of goods in their local currencies;

•Our beliefs that the use of surgical adhesives and sealants, with or without sutures and staples, in certain areas can enhance the efficacy of certain procedures through more effective and rapid wound closure;

•Our beliefs and anticipation regarding the favorable attributes and benefits of our products, the basis on which our products compete, our physician education activities, the advantages of our relationships with organ and tissue procurement organizations and tissue banks, the FDA classification of our medical devices, our compliance with applicable laws and regulations, and the advantages of our intellectual property and its significance to our segments and our business as a whole, our relations with our employees, timelines regarding product launches and regulatory certifications, clearances, renewals, and approvals;

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

•Our beliefs regarding the fair value of our business development activities and the estimates and assumptions about the future achievements of milestones and future revenues and cash flows related to those business development activities, including our ability to achieve the milestones in the Baxter Transaction;

•Our beliefs about the present value and potential impairment of our intangible assets and leases;

•Our beliefs about the timing for handpiece availability and CardioGenesis cardiac laser therapy revenue;

•Our beliefs regarding the impact alternative anticoagulation therapy may have on the number of patients choosing On-X mechanical heart valves;

•Our belief that revenues for preservation services, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, staffing levels, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services;

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

These and other forward-looking statements reflect the views of management at the time such statements are originally made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially and adversely from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described in Part II, Item 1A, “Risks Factors” in this Form 10-Q and elsewhere throughout this report, the risks described in our other filings with the Securities and Exchange Commission including the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere throughout that report, and other risks which we may not be able to identify in advance, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim any duty, to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

CryoLife, Inc. (“CryoLife,” the “Company,” “we,” or “us”) is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stents and stent grafts, surgical sealants, On-X® mechanical heart valves and related surgical products, and implantable human tissues. Aortic stents and stent grafts include JOTEC® stent grafts and surgical products (“JOTEC” products), the Ascyrus Medical Dissection Stent hybrid prosthesis (“AMDS”), and the NEXUSTM endovascular stent graft system (“NEXUS”). Surgical sealants include BioGlue® Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix® bovine surgical patches,

CardioGenesis® cardiac laser therapy products, and chorioamniotic allografts (previously marketed as NeoPatch®), and PerClot® hemostatic powder (prior to the Baxter Transaction, described below).

We reported quarterly revenues of $72.2 million for the three months ended September 30, 2021, an 11% increase from the three months ended September 30, 2020. The increase in revenues for the three months ended September 30, 2021 was primarily due to increases in revenues from aortic stents and stent grafts, On-X, and surgical sealants product revenues, partially offset by decreases in other product revenues and preservation services revenues.

See the “Results of Operations” section below for additional analysis of the three and nine months ended September 30, 2021.

Sale of PerClot

On July 28, 2021 we entered into an asset purchase agreement and other ancillary agreements related to the sale of PerClot®, a polysaccharide hemostatic agent used in surgery (“PerClot”), to a subsidiary of Baxter International, Inc. (“Baxter”) and an agreement to terminate all of our material agreements with Starch Medical, Inc. (“SMI”) related to PerClot (collectively the “Baxter Transaction”). Under the terms of the Baxter Transaction, Baxter will pay an aggregate of up to $60.8 million in consideration (we will receive up to $45.8 million and SMI will receive up to $15.0 million), consisting of (i) $25.0 million at closing, of which $6.0 million was paid to SMI; (ii) up to $25.0 million upon our receipt of Premarket Approval (“PMA”) approval from the U.S. Food and Drug Administration (the “FDA”) for PerClot and our transfer of the PMA to Baxter, of which up to $6.0 million is payable to SMI, subject to certain reductions for delay in PMA approval; and (iii) up to $10.0 million upon Baxter’s achievement of certain cumulative worldwide net sales of PerClot prior to December 31, 2026 and December 31, 2027, of which up to $3.0 million is payable to SMI. In addition, at the conclusion of our manufacturing and supply services for Baxter, Baxter will pay $780,000 upon transfer of our PerClot manufacturing equipment. Under the terms of the Baxter Transaction, we will continue to provide to Baxter certain transition and manufacturing and supply services relating to the sale of SMI PerClot outside of the US and manufacture and supply of PerClot to Baxter post PMA approval.

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

Our efforts to protect our supply chain and reduce the spread of COVID-19 among our employees, including our work-from-home arrangements, were successful in 2020 and through the first three quarters of 2021 as we continued to operate all manufacturing sites at full production. These efforts have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, or disclosure controls and procedures; however, there is no guarantee that these efforts and arrangements, if they are continued, will continue to be successful in the future. Further, our reductions or delays in expenditures slowed our progress on certain key R&D initiatives and could in the future continue to adversely impact our business operations or further delay our recovery from the pandemic.

Although we have scaled back most of our COVID-19 mitigation efforts, we continue to monitor the impact of the COVID-19 pandemic on our business and recognize that it could continue to negatively impact our business and results of operations during the remainder of 2021 and beyond. As an example, the COVID-19 pandemic reportedly has impacted the global supply chain. Although we have yet to experience any material effects of this impact on our supply chain or operations, we face an increasing risk that upstream disruptions may occur. As global economies have begun to emerge from the COVID-19 downturn, the expiration of COVID-related hiring freezes, increased opportunities for remote work, and increasing compensation pressure have resulted in a war for talent and an unprecedent number of career changes. The resulting worker shortages at all levels have impacted supply chains and distribution channels and employers’ and our own ability to adequately staff operations. Impact from these shortages in the third quarter, including a shortage of trained staff capable of meeting the increased demand associated with releasing quarantined tissue, have impacted and may impact our operations going forward. Increasing portions of our operations are being impacted by public and private vaccine mandates which can impact hospital staffing, impact our specialized workforce, and impact the global supply chain, all of which can directly or indirectly impact our product sales, business operations, manufacturing operations, workforce, and research and development projects. The extent to which our operations and financial performance will be impacted by the pandemic during the remainder of 2021 will depend largely on future developments, including the impact of vaccine mandates on the spread of COVID-19, global availability and acceptance of vaccines, the prevalence of vaccine mandates generally, the emergence and prevalence of more virulent COVID-19 variants, disruptions to workforce availability, and any continuing impact on the global supply chain. If COVID-19 or its variants become more contagious, if efforts to further contain the effects of COVID-19 or its variants, including vaccine mandates or adoption, are unsuccessful, if COVID-19, its variants, or disruptions to the global supply chain impact our supply chain or employee availability or productivity, or if we continue to experience periods of uncertainty due to COVID-19 or its variants, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

See the “Risk Factors” identified in Part II, Item 1A of this form 10-Q for risks related to COVID-19.

New Accounting Pronouncements

See Note 1 of “Notes to Condensed Consolidated Financial Statements” identified in Part I, Item I of this form 10-Q for further discussion of new accounting standards that have been adopted.

Results of Operations

(Tables in thousands)

Revenues

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Three Months Ended		From Prior	Three Months Ended
	September 30,		Year	September 30,
	2021	2020		2021	2020
Products:
Aortic stents and stent grafts	$20,896	$15,290	37%	29%	24%
Surgical sealants	16,544	15,811	5%	23%	24%
On-X	14,022	12,067	16%	19%	19%
Other	1,645	1,941	-15%	3%	3%
Total products	53,107	45,109	18%	74%	70%

Preservation services	19,100	20,022	-5%	26%	30%
Total	$72,207	$65,131	11%	100%	100%

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Nine Months Ended		From Prior	Nine Months Ended
	September 30,		Year	September 30,
	2021	2020		2021	2020
Products:
Aortic stents and stent grafts	$62,165	$43,932	42%	28%	23%
Surgical sealants	52,236	44,985	16%	24%	24%
On-X	41,843	34,385	22%	19%	19%
Other	6,284	5,495	14%	3%	3%
Total products	162,528	128,797	26%	74%	69%

Preservation services	56,914	56,534	1%	26%	31%
Total	$219,442	$185,331	18%	100%	100%

Revenues increased 11% and 18% for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase in revenues for the three months ended September 30, 2021 was primarily due to increases in revenues from aortic stents and stent grafts, On-X, and surgical sealants product revenues, partially offset by decreases in other product revenues and preservation services revenues. The increase in revenues for the nine months ended September 30, 2021 was due to increases in revenues from all products and preservation services. Excluding the effects for foreign exchange, revenues increased 10% and 16% for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. Revenues for the three and nine months ended September 30, 2021 and 2020 were negatively impacted in certain regions by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due to the COVID-19 pandemic. Additionally, reduced hospital staffing and restricted access resulting from COVID-19 have impacted the adoption rates for newly acquired or newly released products. The revenue impact from COVID-19 was smaller and varied regionally during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 with the largest negative impact during the three months ended June 30, 2020. A detailed discussion of the changes in product revenues and preservation services revenues for the three and nine months ended September 30, 2021 is presented below.

Products

Revenues from products increased 18% and 26% for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase for the three months ended September 30, 2021 was primarily due to increases in revenues from aortic stents and stent grafts, On-X, and surgical sealants product revenues, partially offset by decreases in other product revenues. The increase in revenues for the nine months ended September 30, 2021 was due to increases in revenues from all products. A discussion of the changes in product revenues for aortic stents and stent grafts, surgical sealants, On-X, and other product revenues is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars, with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, the U.S. Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into U.S. Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in U.S. Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in U.S. Dollars depending on the relative price of these goods in their local currencies.

Aortic Stents and Stent Grafts

Aortic stents and stent grafts, including JOTEC, AMDS, and NEXUS products are used in endovascular and open vascular and cardiac surgery as well as for the treatment of complex aortic arch and thoracic aortic diseases. Our aortic stents and stent grafts are primarily distributed in international markets.

On September 11, 2019 CryoLife and its wholly-owned subsidiary JOTEC entered into exclusive distribution and loan agreements with Endospan Ltd. (“Endospan”), an Israeli corporation, under which JOTEC obtained exclusive distribution rights for Endospan’s NEXUS products and accessories in certain countries in Europe.

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

Aortic stents and stent grafts revenues increased 37% and 42% for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020.

Aortic stents and stent grafts revenues, excluding original equipment manufacturing (“OEM”), increased 38% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was primarily due to an increase in volume of units sold, which increased revenues by 38% and the effect of foreign exchange rates, which increased revenues by 3%, partially offset by a decrease in average sales prices of certain products in certain regions, which decreased revenues by 3%.

Aortic stents and stent grafts revenues, excluding OEM, increased 41% for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was primarily due to a change in mix of units sold, which increased revenues by 38%, and the effect of foreign exchange rates, which increased revenues by 7%, partially offset by a decrease in average sales prices of certain products in certain regions, which decreased revenues by 4%.

On a constant currency basis, revenues for aortic stents and stent grafts, excluding OEM, increased 34% and 33% for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase in revenues was partially due to improved conditions from the COVID-19 pandemic for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. Revenues for the three and nine months ended September 30, 2021 increased primarily in EMEA. The revenue increase in EMEA is primarily due to an increase in sales of JOTEC new product launches, as well as sales of the AMDS as a result of the Ascyrus acquisition in the third quarter of 2020, and an increase in NEXUS sales as these products continue to penetrate the EMEA market. Aortic stents and stent grafts OEM sales accounted for less than 1% of product revenues for the three and nine months ended September 30, 2021 and 2020.

Surgical Sealants

Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).

Revenues from the sales of surgical sealants increased 5% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was primarily due to an increase in volume of milliliters sold, which increased revenues by 3%, and the effect of foreign exchange rates, which increased revenues by 2%.

Revenues from the sales of surgical sealants increased 16% for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was primarily due to an increase of milliliters sold, which increased revenues by 15%, and the effect of foreign exchange rates, which increased revenues by 2%, partially offset by a decrease in average sales prices of certain products in certain regions, which decreased revenues by 1%.

On a constant currency basis, revenues from the sales of surgical sealants increased 3% and 14% for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase in revenues for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 was primarily due to revenue increases in Latin America and North America, partially offset by decreases in EMEA. The increase in revenues for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 was primarily due to increases in North America, EMEA and Latin America, partially offset by decreases in Asia Pacific. The revenue increase in these markets was primarily due to an increase of surgical procedures due to improved conditions related to the COVID-19 pandemic during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. Revenue decreases for the three months ended September 30, 2021 in EMEA and for the nine months ended September 30, 2021 in Asia Pacific were primarily due to changes in distributor buying patterns in those markets.

We are currently seeking regulatory approval for BioGlue in China, where the Chinese regulatory body has made additional requests, and expressed several concerns, related to the application. If we cannot satisfy the regulator’s requests and concerns and obtain approval by May 2022, the pending application will expire and no longer be eligible for allowance, requiring the Company to restart or decide to abandon the approval process.

See Part II, Item 1A, “Risk Factors—Operational Risks— We may not be successful in obtaining necessary clinical results or regulatory clearances/approvals for new and existing products and services, and our approved products and services may not achieve market acceptance.”

Domestic revenues from surgical sealants accounted for 48% and 52% of total surgical sealant revenues for the three and nine months ended September 30, 2021, respectively, and 50% of total surgical sealant revenues for both the three and nine months ended September 30, 2020.

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

On-X product revenues increased 16% and 22% for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020.

On-X product revenues, excluding OEM, increased 17% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was primarily due to an increase in volume of units sold, which increased revenues by 20%, and the effect of foreign exchange rates, which increased revenues by 1%, partially offset by a decrease in average sales prices, which decreased revenues by 4%.

On-X product revenues, excluding OEM, increased 23% for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was primarily due to an increase in volume of units sold, which increased revenues by 27%, and the effect of foreign exchange rates, which increased revenues by 1%, partially offset by a decrease in average sales prices, which decreased revenues by 5%.

On a constant currency basis, On-X revenues, excluding OEM, increased 16% and 22% for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase in revenues for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020 was primarily due to revenue increases in North America, Asia Pacific, and EMEA. The revenue increases in these markets were partially due to improved conditions from the COVID-19 pandemic for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020. Revenues were also positively impacted in the North American market due to increases in market share, in EMEA due to an increase of shipments in direct markets and in Asia Pacific due to growth in distributor markets. On-X OEM sales accounted for less than 1% of product revenues for each of the three and nine months ended September 30, 2021 and 2020.

Domestic revenues from On-X accounted for 61% and 62% of total On-X revenues for the three and nine months ended September 30, 2021, respectively, and 66% and 65% of On-X revenues for the three and nine months ended September 30, 2020, respectively.

Other

Other revenues are comprised of PhotoFix, PerClot (prior to the Baxter Transaction), and CardioGenesis cardiac laser therapy product revenues. Other revenues decreased 15% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Other revenues increased 14% for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

The decrease in revenues for the three months ended September 30, 2021 was primarily due to a 65% decrease in PerClot revenues partially offset by a 16% increase in PhotoFix revenues. The decrease in PerClot revenues is due to the Baxter Transaction described above. The increase in PhotoFix revenues was primarily due to an increase in volume of units sold, which increased revenues by 14%, the effect of foreign exchange rates, which increased revenues by 1%, and increase in average sales prices, which increased revenues by 1%.

The increase in revenues for the nine months ended September 30, 2021 was primarily due to a 29% increase in PhotoFix revenues. The increase in PhotoFix revenues was primarily due to an increase in volume of units sold, which increased revenues by 27%, the effect of foreign exchange rates, which increased revenues by 1%, and the increase in average sales prices, which increased revenues by 1%.

Revenues from our CardioGenesis cardiac laser therapy product line historically consisted primarily of sales of handpieces and, in certain periods, the sale of laser consoles. During the three and nine months ended September 31, 2021 and 2020 we had minimal revenues from the CardioGenesis cardiac laser therapy product line as we did not have a supply of handpieces. During this period our contract manufacturer of handpieces was unable to supply handpieces until the FDA approved our supplier’s change in manufacturing location, which was received in January of 2021, and resumed manufacturing of handpieces. We anticipate resuming limited sales of handpieces during the fourth quarter of 2021.

Preservation Services

Preservation services include service revenues from processing cardiac and vascular tissues. Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. Our cardiac tissues are primarily distributed in domestic markets. The majority of our vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. Competition with synthetic product alternatives and the availability of tissues for processing are key factors affecting revenue volume that can fluctuate from quarter to quarter. Our vascular tissues are primarily distributed in domestic markets.

We continue to evaluate modifications to our tissue processing procedures in an effort to improve tissue processing throughput, reduce costs, and maintain quality across our tissue processing business. Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors, including quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues for implant, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services.

In the fourth quarter of 2020 we became aware that a supplier shipped to us a saline solution lot that we use in our tissue processing that contained some contamination in a small number of bottles of the solution lot. The contamination was identified by our in-process quality controls. The contaminated solution was estimated to have impacted a small percentage of tissue processed with this solution lot, causing us to write-off approximately $826,000 of tissue in the fourth quarter of 2020. An additional $5.0 million of tissue was quarantined in process pending further testing. Upon completion, and FDA acceptance of the testing, we began releasing tissue meeting our release criteria late in the second quarter of 2021.We believe that the written-off and quarantined tissue impacted the availability of tissue for distribution, which had a negative impact on revenue in the first quarter of 2021 and, to a lesser extent, the second quarter of 2021. However, our ability to release this quarantined and other tissue in the third quarter was negatively impacted by trained staffing availability.

Revenues from tissue processing decreased 5% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Revenues from tissue processing increased 1% for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

The decrease in revenues for the three months ended September 30, 2021 was primarily due to a 5% decrease in both cardiac and vascular tissue revenues. The decrease in cardiac tissue revenues was primarily due to a decrease in cardiac tissue shipments due to the staffing impact on tissue release schedules, which decreased revenues 3%, and a decrease in average service fees, which decreased revenues by 2%. The decrease in vascular tissue revenues was primarily due to a decrease in vascular tissue shipments due to the staffing impact on tissue release schedules, which decreased revenues by 4%, and a decrease in average service fees, which decreased revenues by 1%. The decrease in cardiac volume for three months ended September 30, 2021 was primary due to a decrease in the volume of cardiac valve shipments due to the staffing impact on tissue release schedules. The decrease in vascular volume for the three months ended September 30, 2021 was primarily due to a decrease in saphenous vein shipments.

The increase in revenues for the nine months ended September 30, 2021 was primarily due to a 3% increase in vascular tissue revenues, partially offset by a 2% decrease in cardiac tissue revenues. The increase in vascular tissue revenues was primarily due to an increase in vascular tissue shipments, which increased revenues by 4%, partially offset by a decrease in average service fees, which decreased revenues by 1%. The decrease in cardiac tissue revenues was primarily due to a decrease in average service fees, which decreased revenues by 2%.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of products	$15,503	$12,998	$46,592	$36,078

Cost of products increased 19% and 29% for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. Cost of products for the three and nine months ended September 30, 2021 and 2020 included costs related to aortic stents and stent grafts, surgical sealants, On-X, and other products.

The increase in cost of products for the three and nine months ended September 30, 2021 was primarily due to an increase in shipments due to improved conditions from the COVID-19 pandemic, JOTEC product launches in late 2020, AMDS which was acquired in the third quarter of 2020, and write-downs of certain products, as compared to the three and nine months ended September 30, 2020.

Cost of Preservation Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of preservation services	$8,915	$9,001	$26,710	$26,060

Cost of preservation services decreased 1% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Cost of preservation services increased 2% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

The decrease in cost of preservation services for the three months ended September 30, 2021 was primarily due to a decrease in shipments during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in cost of preservation services for the nine months ended September 30, 2021 was primarily due to an increase in shipments due to improved conditions from the COVID-19 pandemic as compared to the nine months ended September 30, 2020.

Gross Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gross margin	$47,789	$43,132	$146,140	$123,193
Gross margin as a percentage of total revenues	66%	66%	67%	66%

Gross margin increased 11% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to favorable gross margins of newly launched JOTEC products and AMDS, partially offset by the write-down of certain products. Gross margin as a percentage of total revenues was flat for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Gross margin as a percentage of revenues was favorably impacted by the mix of products sold, offset by write-downs of certain products.

Gross margin increased 19% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to favorable pricing of certain products and an increase in the volume of products sold. Gross margin as a percentage of total revenues increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to favorable gross margins of newly launched JOTEC products and AMDS, and mix of products sold, partially offset by write-downs of certain products.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General, administrative, and marketing expenses	$39,053	$33,743	$118,521	$105,033
General, administrative, and marketing expenses	54%	52%	54%	57%
as a percentage of total revenues

General, administrative, and marketing expenses increased 16% and 13% for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase in General, administrative, and marketing expenses for the three and nine months ended September 30, 2021 was primarily due to an increase in personnel, commission, amortization, business development, integration, and severance expenses. General, administrative, and marketing expenses included $1.3 million and $6.1 million of business development, integration, and severance expenses for the three and nine months ended September 30, 2021, respectively, as compared to $1.1 million and $2.5 million for the three and nine months ended September 30, 2020, respectively. Business development, integration, and severance expenses during the three and nine months ended September 30, 2021 primarily consisted of charges related to the Ascyrus acquisition. Business development, integration, and severance expenses during the three and nine months ended September 30, 2020 primarily consisted of expenses related to the Endospan agreements.

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development expenses	$9,972	$5,755	$26,086	$17,633
Research and development expenses	14%	9%	12%	10%
as a percentage of total revenues

Research and development expenses increased 73% and 48% for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. Research and development spending for the three and nine months ended September 30, 2021 was primarily focused on clinical work to gain regulatory approvals for On-X, JOTEC, and PerClot products. Research and development spending for the three and nine months ended September 30, 2020 was primarily focused on clinical work to gain regulatory approval for On-X and JOTEC products.

Gain from Sale of Non-Financial Assets

Gain from sale of non-financial assets for the three and nine months ended September 30, 2021 consisted of the net $15.9 million gain from the sale of PerClot assets as part of the Baxter Transaction on July 28, 2021.

Interest Expense

Interest expense was $4.1 million and $13.0 million for the three and nine months ended September 30, 2021, respectively, as compared to $4.9 million and $12.0 million for the three and nine months ended September 30, 2020, respectively. Interest expense for the three and nine months ended September 30, 2021 and 2020 relates to interest on debt and uncertain tax positions.

Other Expense, Net

Other expense, net was $2.7 million and $3.3 million for the three and nine months ended September 30, 2021, respectively, as compared to $2.9 million and $5.8 million for the three and nine months ended September 30, 2020, respectively. Other expense, net for the three and nine months ended September 30, 2021 and 2020 primarily includes the realized and unrealized effects of foreign currency gains and losses. Other expense, net for the three and nine months ended September 30, 2020 includes fair value adjustments of financial instruments.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$7,944	$(4,181)	$1,260	$(17,082)
Income tax benefit	(2,638)	(1,311)	(4,006)	(3,858)
Net income (loss)	$10,582	$(2,870)	$5,266	$(13,224)

Diluted income (loss) per common share	$0.26	$(0.08)	$0.13	$(0.35)
Diluted weighted-average common shares outstanding	44,453	37,912	39,496	37,608

We experienced income before income taxes for the three and nine months ended September 30, 2021, as compared to a loss before income taxes for the three and nine months ended September 30, 2020. The income before income taxes for the three and nine months ended September 30, 2021 was primarily due to a gain from sale of non-financial assets related to the Baxter Transaction described above, partially offset by business development, integration and severance expenses primarily related to the Ascyrus acquisition, investments in the research and development pipeline, and delays and cancellations of some surgical procedures as a result of reduced hospital capacity and hospital restrictions due to the COVID-19 pandemic.

Our effective income tax rate was a benefit of 33% and 318% for the three and nine months ended September 30, 2021, respectively, as compared to a benefit of 31% and 23% for the three and nine months ended September 30, 2020, respectively. The change in the tax rate for the three and nine months ended September 30, 2021 is primarily due to changes in pre-tax book loss, the excess tax benefit related to stock compensation, and the estimated current year valuation allowance, as compared to the three and nine months ended September 30, 2020.

The income tax rate for the three and nine months ended September 30, 2021 was favorably impacted by excess tax benefit deductions related to stock compensation, the research and development tax credit, and the reduction of a valuation allowance on prior year items. The tax rate was unfavorably impacted by non-deductible operating expenses, executive compensation expenses, an increase in the valuation allowance on current year items, and the recording of a tax reserve on prior year items.

The income tax rate for the three and nine months ended September 30, 2020 was favorably impacted by excess tax benefit deductions related to stock compensation and the research and development tax credit. These factors were partially offset by the unfavorable impacts of non-deductible operating expenses and executive compensation expenses.

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

We experienced net income and diluted income per common share for the three and nine months ended September 30, 2021, as compared to a net loss and diluted loss per common share for the three and nine months ended September 30, 2020. Net income and diluted income per common share for the three months and nine months ended September 30, 2021 was primarily due to income before income taxes, as discussed above.

Seasonality

As result of the uncertainty and other impacts of the COVID-19 pandemic and the resulting shifts of timing in some revenue, our historically observable seasonality of revenues has been impacted or obscured in 2020 and 2021 and may be obscured for the remainder of 2021 and potentially beyond.

Historically, we believe the demand for JOTEC products is seasonal, with a decline in demand generally occurring in the third quarter due to the summer holiday season in Europe. We are uncertain whether the demand for AMDS and NEXUS products is seasonal, as these products have not fully penetrated many markets and, therefore, the nature of any seasonal trends may not yet be obvious.

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

Liquidity and Capital Resources

Net Working Capital

As of September 30, 2021 net working capital (current assets of $257.3 million less current liabilities of $61.1 million) was $196.2 million, with a current ratio (current assets divided by current liabilities) of 4 to 1, compared to net working capital of $174.1 million and a current ratio of 4 to 1 at December 31, 2020.

Overall Liquidity and Capital Resources

Our primary cash requirements for the nine months ended September 30, 2021 were for general working capital needs, capital expenditures for facilities and equipment, interest and principal payments under our Credit Agreement (defined below), interest payments under our Convertible Senior Notes (defined below), and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves, proceeds from stock option exercises, and the Baxter Transaction described above.

We believe our cash from operations and existing cash and cash equivalents will enable us to meet our current operational liquidity needs for at least the next twelve months. Our future cash requirements are expected to include interest and principal payments under our Credit Agreement and Convertible Senior Notes (described in “Significant Sources and Uses of Liquidity” section below), expenditures for clinical trials, research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes and may include cash to fund business development activities including obligations in the Endospan and Ascyrus agreements. These items may have a significant effect on our future cash flows during the next twelve months. Subject to the terms of our Credit Agreement, we may seek additional borrowing capacity or financing, pursuant to our current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If we undertake any further significant business development activity, we may need to finance such activities by obtaining additional debt financing or using a registration statement to sell equity securities. There can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us.

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

On June 2, 2021 we entered into an amendment to our Credit Agreement to extend the maturity dates of both the Company’s Term Loan and its Revolving Credit Facility. As part of the amendment, the maturity dates of both the Company’s Term Loan and its Revolving Credit Facility were each extended by two and one-half years, until June 1, 2027 and June 1, 2025, respectively, subject to earlier springing maturities if our 4.25% Convertible Senior Notes, described below, remain outstanding on April 1, 2025 and December 31, 2024, respectively. With respect to the Term Loan, if the Convertible Senior Notes remain outstanding on April 1, 2025, the Term Loan’s Maturity Date will be April 1, 2025, or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 91 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2027. In the case of the Revolving Credit Facility, if the Convertible Senior Notes are still outstanding on December 31, 2024, the Revolving Credit Facility’s Maturity Date will be either December 31, 2024 or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 182 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2025. Under the amendment, the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.50%, or LIBOR, plus a margin of 3.50%. Prior to the amendment, the optional floating annual rate was equal to either the base rate plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%.

On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2021. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of September 30, 2021 was approximately $124.2 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

The interest expense recognized on the Convertible Senior Notes includes approximately $1.2 million and $3.7 million for the aggregate of the contractual coupon interest, and the amortization of the debt issuance costs as of the three and nine months ended September 30, 2021, respectively. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually.

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

As of September 30, 2021 approximately 33% of our cash and cash equivalents were held in foreign jurisdictions.

Net Cash Flows from Operating Activities

Net cash used in operating activities was $3.3 million for the nine months ended September 30, 2021, as compared to cash provided from operating activities of $6.9 million for the nine months ended September 30, 2020.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the nine months ended September 30, 2021 these non-cash items included $18.0 million in depreciation and amortization expenses, $15.9 million of gain from sale of non-financial assets, $7.5 million in non-cash compensation, $5.6 million of lease expenses, and $8.1 million of deferred income tax changes.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the nine months ended September 30, 2021 these included the unfavorable effect of a $17.0 million increase in inventory balances and deferred preservation costs, the unfavorable effect of a $8.0 million increase in receivables, and the unfavorable effect of a $2.3 million increase in prepaid expenses and other assets.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $8.5 million for the nine months ended September 30, 2021. Net cash used by investing activities was $70.8 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021 cash flows provided by investing activities included $19.0 million of net proceeds from the sale of non-financial assets, partially offset by $10.5 million of cash used related to capital expenditures.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $3.4 million for the nine months ended September 30, 2021, as compared to cash provided by financing activities of $95.3 million for the nine months ended September 30, 2020. The current year cash used in financing activities was primarily due to $2.4 million repayment of debt, $2.2 million payment of debt issuance costs, and $1.9 million for repurchases of common stock to cover tax withholdings, partially offset by $3.5 million of proceeds from exercise of stock options and issuances of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Scheduled Contractual Obligations and Future Payments

Our long-term debt obligations and interest payments include $318.4 million of scheduled principal payments and $70.7 million in anticipated interest payments related to our Credit Agreement, Convertible Senior Notes, and JOTEC governmental loans.

We have contingent payment obligations that include up to $120.0 million to be paid to the former shareholders of Ascyrus, of which $10.0 million is expected to be paid in CryoLife common stock, upon the achievement of certain milestones. We anticipate making a $5.0 million third tranche payment under our loan agreement with Endospan upon receipt of certification that certain approvals and clinical trial milestones have been achieved.

As part of the Baxter Transaction, we may be required to pay up to $9.0 million if certain milestones are met. See “Overview” identified in Part I, Item 2 of this Form 10-Q.

Our operating and finance lease obligations result from the lease of land and buildings that comprise our corporate headquarters and our various manufacturing facilities, leases related to additional manufacturing, office, and warehouse space, leases on Company vehicles, and leases on a variety of office equipment and other equipment.

Capital Expenditures

Capital expenditures were $10.5 million and $5.2 million for the nine months ended September 30, 2021 and 2020, respectively. Capital expenditures for the nine months ended September 30, 2021 were primarily related to leasehold improvements needed to support our business, routine purchases of manufacturing and tissues processing equipment, computer software, and equipment.

Risks and Uncertainties

See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents of $64.6 million as of September 30, 2021 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility, Term Loan Facility, and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us for the nine months ended September 30, 2021, affecting our cash and cash equivalents, restricted cash and securities, Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.

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

An additional 10% adverse change in exchange rates from the exchange rates in effect on September 30, 2021 affecting our balances denominated in foreign currencies could impact our financial position or cash flows by approximately $8.0 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the nine months ended September 30, 2021 affecting our revenue and expense transactions denominated in foreign currencies, would not have had a material impact on our financial position, profitability, or cash flows.

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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of September 30, 2021, the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Changes to Disclosure Controls and Procedures

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During 2020 and 2021, businesses, communities, and governments worldwide have taken, and continue to take, a wide range of actions to mitigate the spread and impact of COVID-19, leading to an unprecedented impact on the global economy. Hospitals and other healthcare providers have adopted differing approaches to address the surge and resurgence of COVID-19 cases, including their impact on healthcare workers, such as postponing elective and non-emergent procedures, restricting access to their facilities, cancelling elective procedures, or re-allocating scarce resources to some critically ill patients. Although some areas have seen a decline in COVID-19 cases, the potential for additional impact from new variants of COVID-19 and longer than anticipated timelines for widespread therapeutic and vaccine availability and acceptance remain. These conditions have and could continue to impact our activities, including:

•Our product sales. Certain regions have experienced an impact on revenues for the three and nine months ended September 30, 2021, due to the COVID-19 pandemic. In addition to COVID-19’s impact on procedure volumes, including an impact on procedure volumes due in part to COVID-19-related healthcare staffing shortages, we have begun to observe additional downstream effects on our business, including restrictions on sales representative access in hospitals due to vaccine mandates and an increase in delays or difficulty in collecting certain outstanding receivables, particularly with certain governmental payors in regions heavily impacted by COVID-19. The extent to which our financial performance will be impacted by the pandemic in 2021 and beyond will depend largely on future developments, including global availability and acceptance of the vaccine, and the prevalence of public and private vaccine mandates. COVID-19’s continued or increased impact on our financial performance may also increase the risks we face with respect to managing our indebtedness.

•Our business operations. In 2020 we took several steps to address the impact of COVID-19 on our employees, cash consumption, and operations, including reducing expenditures and delaying investments. The reductions and delays we adopted could adversely impact our business operations or delay our recovery from the effects of the pandemic. Although we have begun to scale back many of these steps in most geographies, the COVID-19 virus and its variants remain highly contagious and our efforts to contain the spread of COVID-19 and its variants among our employees, including our key personnel, and to protect our supply chain, may not succeed. COVID-19 also continues to impact our business partners, including the various regulators and notified bodies that we rely on, which increases the regulatory risks we face, and specifically, the risks we face with respect to timely review and approval of new and renewal certifications, clearances, and approvals for our products.

•Our manufacturing operations. The COVID-19 pandemic has continued to impact the global supply chain; the pandemic’s impact on workforces, global mobility, material availability, and demand has reportedly continued or worsened in many cases. Although we have yet to experience any material effects of this impact on our supply chain or operations, we face an increasing risk that upstream disruptions may occur. Risks relating to the lingering effects of global supply chain disruptions may even continue after COVID-19’s risk as a global pandemic has subsided.

•Our workforce. As global economies have begun to emerge from the COVID-19 downturn, the expiration of COVID-related hiring freezes, increased opportunities for remote work, and increasing compensation pressure have resulted in a war for talent and an unprecedent number of career changes. The resulting worker shortages at all levels have impacted supply chains and distribution channels and employers’ ability to adequately staff their operations. This has impacted not only our own ability to attract and retain employees, but also the ability of our customers who face increasing staffing pressures throughout their healthcare organizations.

•Our research and development projects. In 2020 and year to date 2021 we have reduced spending on research and development projects, including clinical research projects. These reductions could adversely impact future revenue, and additional reductions in spending could be implemented, further impacting future revenue. In addition, our ability to conduct our ongoing research and development projects in markets that are affected by COVID-19 has been, and could continue to be, adversely impacted. Enrollment and timelines for our clinical trials have been, and might continue to be, impacted as healthcare providers reprioritize resources, address staffing shortages, and limit access to healthcare facilities or as patients decline to participate or are hesitant to voluntarily visit healthcare facilities. In addition, COVID-19-related impacts on government and regulatory agencies have slowed and might continue to slow timelines for regulatory actions, including approvals.

If COVID-19 or its variants continue to spread, if efforts to contain COVID-19 or its variants continue or are unsuccessful, if we experience new infections of COVID-19 in areas previously successful in containing its spread, if staffing shortages continue for us or our customers, if vaccine mandates become more prevalent, or if COVID-19, its variants, or disruptions to the global supply chain impact our supply chain or employee productivity, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows. The nature and extent of these developments are highly uncertain and unpredictable and may vary greatly by region. These adverse developments or a prolonged period of uncertainty could adversely affect our financial performance.

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

The market for our products and services is competitive and affected by new product introductions and activities of other industry participants. We face intense competition in virtually all of our product lines. A significant percentage of market revenues from competitive products are generated by Baxter International, Inc.; Ethicon (a Johnson & Johnson Company); Medtronic, Inc.; Abbott Laboratories; Edwards Lifesciences Corp.; Bard, a subsidiary of Becton, Dickinson and Company; Integra Life Sciences Holdings; LifeNet; Anteris Technologies, Inc.; Aziyo Biologics; Cook Medical; Gore & Associates; Terumo Aortic Corp.; LeMaitre Vascular, Inc.; Maquet, Inc.; Pfizer, Inc.; and BioCer Entwicklungs-GmbH. Several of our competitors enjoy competitive advantages over us, including:

•Greater financial and other resources for research and development, commercialization, acquisitions, and litigation and to weather the impacts of COVID-19 and increased workforce competition;

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

Tissue preservation services are a significant source of our revenues, accounting for 26% and 30% of revenues for the three months ended September 30, 2021 and 2020, respectively, and as such, we face risks if we are unable to:

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

As an example of this risk, in the fourth quarter of 2020 we became aware that a supplier shipped to us a lot of saline solution that we use in our tissue processing that contained some contamination. The contamination was identified by our routine quality controls. While we were able to mitigate the impact of this contamination through our own efforts and additional testing that was reviewed with the FDA, the contaminated solution impacted a small percentage of the tissue processed with this lot of solution, requiring us to write-off approximately $826,000 in contaminated tissues in the fourth quarter of 2020. The written off and temporarily quarantined tissue impacted our ability to fully meet demand for certain tissues and sizes in the fourth quarter of 2020, the first quarter of 2021, and to a lesser extent the second quarter of 2021. Our inability to meet some demand for tissue in the third quarter resulted in part from a shortage of trained staff capable of meeting the increased demand for releasing this quarantined tissue. See also, Part I, Item 1A, “Risk Factors—Operational Risks— We are dependent on our specialized workforce.”

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

BioGlue Surgical Adhesive (“BioGlue”) is a significant source of our revenues, accounting for 23% and 24% of revenues for the three months ended September 30, 2021 and 2020, respectively, and as such, any risk adversely affecting our BioGlue products or business would likely be material to our financial results. We face the following risks related to BioGlue:

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

•BioGlue contains a bovine blood protein. Animal-based products are subject to increased scrutiny from the public and regulators, who may seek to impose additional regulations, regulatory hurdles or product bans in certain countries on such products; BioGlue is a mature product and other companies may use the inventions disclosed in expired BioGlue patents to develop and make competing products; and

•BioGlue faces potential adverse regulatory consequences resulting from the exit of the U.K. from the European Union, or “Brexit.” See Part I, Item 1A, “Risk Factors—Industry Risks— Our products and tissues are highly regulated and subject to significant quality and regulatory risks.”

As an example of this risk, we recently experienced delayed regulatory processes with respect to our application for approval of BioGlue in China due, in part, to requests for additional information related to the fact that BioGlue contains a bovine blood protein.

We are significantly dependent on our revenues from aortic stents and stent grafts and are subject to a variety of related risks.

Aortic stents and stent grafts is a significant source of our revenues, accounting for 29% and 24% of revenues for the three months ended September 30, 2021 and 2020, respectively, and as such, any risk adversely affecting aortic stents and stent grafts would likely be material to our financial results. We face the following aortic stents and stent grafts related risks based on our ability to:

•Compete effectively with our major competitors, as they may have advantages over us in terms of cost structure, supply chain, pricing, sales force footprint, and brand recognition;

•Develop innovative and in-demand aortic repair products;

•Respond adequately to enhanced regulatory requirements and enforcement activities, and particularly, our ability to obtain regulatory approvals and renewals globally;

•Meet demand for aortic stents and stent grafts as we seek to expand our business globally; and

•Maintain a productive working relationship with our Works Council in Germany.

We are significantly dependent on our revenues from On-X and are subject to a variety of related risks.

On-X is a significant source of our revenues, accounting for 19% of revenues for the three months ended September 30, 2021 and 2020 and as such, any risk adversely affecting our On-X products or business would likely be material to our financial results. We face risks based on our ability to:

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

Finally, the COVID-19 pandemic has continued to impact the global supply chain; the pandemic’s impact on workforces, global mobility, material availability, and demand has reportedly continued or worsened in many cases. Although we have yet to experience any material effects of this impact on our supply chain or operations, we face an increasing risk that upstream disruptions may occur. Risks relating to the lingering effects of global supply chain disruptions may even continue after COVID-19’s risk as a global pandemic has subsided.

We are dependent on single and sole-source suppliers and single facilities.

Some of the materials, supplies, and services used in our product manufacturing and tissue processing, as well as some of our products, are sourced from single- or sole-source suppliers. As a result, our ability to negotiate favorable terms with those suppliers may be limited, and if those suppliers experience operational, financial, quality, or regulatory difficulties, or if those suppliers and/or their facilities refuse to supply us or cease operations temporarily or permanently, we could be forced to cease product manufacturing or tissue processing until the suppliers resume operations, until alternative suppliers could be identified and qualified, or permanently if the suppliers do not resume operations and no alternative suppliers could be identified and qualified. We could also be forced to purchase alternative materials, supplies, or services with unfavorable terms due to diminished bargaining power.

As an example of these risks, in 2019 we lost our supply of handpieces for cardiac laser therapy resulting from a manufacturing location change at our supplier that ultimately required a Premarket Approval (“PMA“) supplement and FDA approval before handpiece manufacturing and distribution could resume. Even though the FDA approved the PMA-S, our supplier has been unable to fully resume production due to factors outside of our control. Due to these and other supplier issues, we had virtually no supply of handpieces during the first three quarters of 2021 but anticipate resumption of a limited supply during the last quarter of 2021.

We also conduct all of our own manufacturing operations at three facilities: Austin, Texas for On-X products, Hechingen, Germany for JOTEC products, and Kennesaw, Georgia for all other products and services. The NEXUS product is solely manufactured by Endospan in Herzelia, Israel, and the AMDS product is solely manufactured by a supplier in Charlotte, North Carolina. If one of these facilities ceases operations temporarily or permanently, for any reason including a pandemic or climate change related event, our business could be substantially disrupted.

We are dependent on our specialized workforce.

Our business and future operating results depend in significant part upon the continued contributions of our specialized workforce, including key personnel, qualified personnel with medical device and tissue processing experience, and senior management with experience in the medical device or tissue processing space, some of whom would be difficult to replace. Our field-based workforce is increasingly being subject to public and private vaccine mandates, including mandates without exception, which may impact unvaccinated personnel’s ability to fulfill or stay in their roles. Our business and future operating results, including production at our manufacturing and tissue processing facilities, also depend in significant part on our ability to attract and retain qualified management, operations, processing, marketing, sales, and support personnel. Our primary facilities are in Kennesaw, Georgia; Austin, Texas; and Hechingen, Germany, where the supply of qualified medical device and tissue processing and other personnel is limited, competition for such personnel is significant, and we cannot ensure that we will be successful in attracting or retaining them. We face risks if we lose any key employees to other employers or due to severe illness, death, or retirement, if any of our key employees fail to perform adequately, or if we are unable to attract and retain skilled employees. This risk has been exacerbated in the first three quarters of 2021, and is expected to continue, as the competition for talent in the medical device industry and in the workforce generally has intensified substantially. As global economies have begun to emerge from the COVID-19 downturn, the expiration of COVID-related hiring freezes, increased opportunities for remote work, and increasing compensation pressure have resulted in a war for talent and an unprecedent number of career changes. The resulting competition and worker shortages at all levels have impacted supply chains and distribution channels and our ability to attract and retain the specialized workforce necessary for our business and operations.

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

As part of our efforts to drive growth by pursuing select acquisition, license, and distribution opportunities that are aligned to our objectives and complement our existing products, services, and infrastructure or to divest non-core product lines, we have completed several transactions in recent years and may pursue similar additional transactions in the future. Examples of these activities include the following:

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

•Obtain regulatory approvals in relevant markets, including our ability to timely obtain PMA for PerClot as contemplated under the terms of the Baxter Transaction, to obtain Conformité Européene Mark product certification (“CE Mark”) for pipeline products, and to obtain or maintain certification for pipeline and current products at all;

•Execute on development and clinical trial timelines for acquired products;

•Carry, service, and manage significant debt and repayment obligations; and

•Manage the unforeseen risks and uncertainties related to these transactions, including any related to intellectual property rights.

Additionally, our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the Endospan Transaction depends on a number of additional factors including Endospan’s ability to: (a) comply with the Endospan Loan and other debt obligations, and avoid an event of default; (b) successfully commercialize NEXUS, raise capital and drive adoption in markets in and outside of Europe; (c) meet demand for NEXUS; (d) meet quality and regulatory requirements; (e) manage any intellectual property risks and uncertainties associated with NEXUS; (f) obtain FDA approval of NEXUS; and (g) develop NEXUS product improvements to meet competitive threats and physician demand.

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

We rely upon a combination of sophisticated information technology systems as well as traditional recordkeeping to operate our business.  In the ordinary course of business, we collect, store, and transmit confidential information (including, but not limited to, information about our business, financial information, personal data, intellectual property, and, in some instances, patient data).  Our information technology and information security systems and records are potentially vulnerable to security breaches, service interruptions, data loss, or malicious attacks resulting from inadvertent or intentional actions by our employees, vendors, or other third parties.  In addition, due to the COVID-19 pandemic, we have implemented remote work arrangements for some employees, and those employees may use outside technology and systems that are vulnerable to security breaches, service interruptions, data loss or malicious attacks, including by third parties.

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

While we have invested, and continue to invest, in our information technology and information security systems and employee information security training, there can be no assurance that our efforts will prevent all security breaches, service interruptions, or data losses. We have limited cyber-insurance coverage that may not cover all possible events, and this insurance is subject to deductibles and coverage limitations. Any security breaches, service interruptions, or data losses could adversely affect our business operations or result in the loss of critical or sensitive confidential information or intellectual property, or in financial, legal, business, and reputational harm to us or allow third parties to gain material, inside information that they may use to trade in our securities.

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

•Regulatory agencies could reclassify, re-evaluate, or suspend our clearances or approvals, or fail, or decline to, issue or reissue our clearances or approvals that are necessary to sell our products and distribute tissues;

•Regulatory and quality requirements are subject to change, which could adversely affect our ability to sell our products or distribute tissues; and

•Adverse publicity associated with our products, processed tissues or our industry could lead to a decreased use of our products or tissues, increased regulatory scrutiny, or product or tissue processing liability claims.

Further, on May 25, 2017 the European Union adopted a new Medical Device Regulation (MDR 2017/745) (“MDR”), which was fully implemented on May 26, 2021. The MDR places stricter requirements on manufacturers and European Notified Bodies regarding, among other things, product classifications and pre- and post-market clinical studies for product clearances and approvals which could result in product reclassifications or the imposition of other regulatory requirements that could delay, impede, or prevent our ability to commercialize existing, improved, or new products in the European Economic Area (“EEA”) and other markets that require CE Marking. Additionally, to the extent the MDR places stricter requirements on manufacturers of custom-made devices, those new requirements could delay, impede, or otherwise impact the availability of our E-xtra DESIGN ENGINEERING products. Finally, COVID-19 has impacted the predictability and timelines associated with the MDR transition.

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

Finally, we anticipate additional regulatory impact as a result of the United Kingdom’s exit from the European Union (“Brexit”). The U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) has announced that CE Marking will continue to be recognized in the U.K. and certificates issued by EU-recognized Notified Bodies will continue to be valid in the U.K. market until June 30, 2023. Going forward, all devices marketed in the U.K. will require U.K. Conformity Assessed Marks certified by a U.K. Approved Body (the re-designation of the U.K. Notified Body). In 2019 we were informed of the cancellation of notified body services by our former Notified Body for BioGlue and PhotoFix, Lloyd’s Register Quality Assurance Limited. Presently, the MHRA and the German competent authority, Regierungspraesidium-Tubingen, have granted us extended grace periods to complete the transfers of our registrations to a new notified body, provided that we meet certain conditions, including the demonstration of adequate progress in the CE Mark certification process with our new Notified Body. If we are delayed or unsuccessful in transferring to a new notified body for BioGlue and PhotoFix in the EEA, or if we are otherwise unable to timely meet applicable regulatory requirements, we may be unable to place BioGlue or PhotoFix on the market in the EEA until we resolve the situation. Any delays in this process may also impact our Medical Device Single Audit Program (“MDSAP”) certifications, and failure to timely obtain new MDSAP certifications following their expiration may impact our ability to distribute covered products in Australia, Brazil, Canada, and Japan.

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

We may not be successful in obtaining clinical results or regulatory clearances/approvals for new and existing products and services, and our approved products and services may not achieve market acceptance.

Our growth and profitability depends in part upon our ability to develop, and successfully introduce, new products and services, or expand upon existing indications, clearances, and approvals, requiring that we invest significant time and resources to obtain new regulatory clearances/approvals, including investment into pre- and post-market clinical studies. Although we believe certain products and services in our portfolio or under development may be effective in a particular application, we cannot be certain until we successfully execute on relevant clinical trials, and the results we obtain from pre- and post-market clinical studies may be insufficient for us to obtain or maintain any required regulatory approvals or clearances.

We are currently seeking regulatory approval for BioGlue in China, where the Chinese regulatory body has made additional requests, and expressed several concerns, related to the application. If we cannot satisfy the regulator’s requests and concerns and obtain approval by May 2022, the pending application will expire and no longer be eligible for allowance, requiring the Company to restart or decide to abandon the approval process.

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

In response to perceived increases in healthcare costs in recent years, there have been, and continue to be, proposals by the governmental authorities, third-party payors, and elected office holders and candidates to impact public health, control healthcare costs and, more generally, to reform the healthcare systems.  Additional uncertainty is anticipated particularly in light of the recent presidential election in the United States and the impact the results of the presidential and congressional elections may have on U.S. law relating to the healthcare industry. Many U.S. healthcare laws, such as the Affordable Care Act, are complex, subject to change, and dependent on interpretation and enforcement decisions from government agencies with broad discretion. The application of these laws to us, our customers, or the specific services and relationships we have with our customers is not always clear. Our failure to anticipate accurately any changes to, or the repeal or invalidation of all or part of the Affordable Care Act and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity and negatively affect our business, results of operations, and financial condition. As an example, the President of the United States recently issued two vaccine mandates that may cover all, or groups of, our U.S. workforce. We are currently evaluating the applicability of these mandates to us. If we determine that either or both mandates apply to us, compliance with such laws could cause disruption in our workforce that could have an impact on our ability to attract or retain talent and increase our costs, and could adversely affect our business and profitability.

Further, the growth of our business, results of operations and financial condition rely, in part, on customers in the healthcare industry that receive substantial revenues from governmental and other third-party payer programs. A reduction or less than expected increase in government funding for these programs or a change in reimbursement or allocation methodologies, or a change in reimbursement related to products designated as “breakthrough devices” by the FDA, could negatively affect our customers’ businesses and, in turn, negatively impact our business, results of operations and financial condition. Any changes that lower reimbursement for our products or reduce medical procedure volumes, however, could adversely affect our business and profitability.

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

We have entered into consulting and product development agreements with healthcare professionals and healthcare organizations, including some who may order our products or make decisions to use them. We have also adopted the AdvaMed Code of Conduct, the MedTech Europe Code of Ethical Business Practice, and the APACMed Code of Ethical Conduct which govern our relationships with healthcare professionals to bolster our compliance with healthcare compliance laws. While our relationships with healthcare professionals and organizations are structured to comply with such laws and we conduct training sessions on these laws and Codes, it is possible that enforcement authorities may view our relationships as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties or debarment. In any event, any enforcement review of or action against us as a result of such review, regardless of outcome, could be costly and time consuming.  Additionally, we cannot predict the impact of any changes in or interpretations of these laws, whether these changes will be retroactive or will have effect on a going-forward basis only.

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

If we become involved in intellectual property disputes, the costs could be expensive, and if we were to lose or decide to settle, the amounts or effects of the settlement or award by a tribunal could be costly.

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

We are subject to the Florida affiliated transactions statute, which generally requires approval by the disinterested directors or supermajority approval by shareholders for “affiliated transactions” between a corporation and an “interested stockholder.” Additionally, our organizational documents contain provisions that restrict persons who may call shareholder meetings, allow the issuance of blank-check preferred stock without the vote of shareholders, and allow the Board of Directors to fill vacancies and fix the number of directors. These provisions of Florida law and our articles of incorporation and bylaws could prevent attempts by shareholders to remove current management, prohibit or delay mergers or other changes of control transactions, and discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our shareholders. While we have recently sought shareholder approval to reincorporate into Delaware, these provisions of Florida law will continue to apply unless and until such reincorporation is effectuated. The effects of reincorporation in Delaware are detailed in our 2021 Special Proxy Statement and Notice of Special Meeting filed with the SEC on October 7, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

       (c)  The following table provides information about purchases by us during the three months ended September 30, 2021 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number
			of Common Shares	Dollar Value
	Total Number of		Purchased as	of Common Shares
	Common Shares	Average Price	Part of Publicly	That May Yet Be
	and Common Stock	Paid per	Announced	Purchased Under the
Period	Units Purchased	Common Share	Plans or Programs	Plans or Programs
07/01/21 - 07/31/21	--	$--	--	$--
08/01/21 - 08/31/21	1,882	26.80	--	--
09/01/21 - 09/30/21	648	24.63	--	--
Total	2,530	$26.24	--	$--

The common shares purchased during the three months ended September 30, 2021 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

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
10.1

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

November 5, 2021

------------------------

DATE