Form 10-Q
period 2022-03-31
ARTIVION, INC.
filed 2022-05-06
CIK 784199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 1-13165

ARTIVION, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2417093
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1655 Roberts Boulevard, NW, Kennesaw, Georgia	30144
(Address of principal executive offices)	(Zip Code)

(770) 419-3355

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AORT	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2022
Common Stock, $0.01 par value	40,201,565

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Artivion, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

In Thousands, Except Per Share Data

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Products	$57,542	$53,345
Preservation services	19,671	17,742
Total revenues	77,213	71,087

Cost of products and preservation services:
Products	17,408	14,911
Preservation services	9,086	8,338
Total cost of products and preservation services	26,494	23,249

Gross margin	50,719	47,838

Operating expenses:
General, administrative, and marketing	38,955	38,638
Research and development	10,128	7,754
Total operating expenses	49,083	46,392

Operating income	1,636	1,446

Interest expense	3,948	4,040
Interest income	(16)	(24)
Other expense, net	133	1,931

Loss before income taxes	(2,429)	(4,501)
Income tax expense (benefit)	960	(1,363)

Net loss	$(3,389)	$(3,138)

Loss per share:
Basic	$(0.08)	(0.08)
Diluted	$(0.08)	$(0.08)

Weighted-average common shares outstanding:
Basic	39,850	38,738
Diluted	39,850	38,738

Net loss	$(3,389)	$(3,138)
Other comprehensive loss:
Foreign currency translation adjustments	(3,775)	(10,290)
Comprehensive loss	$(7,164)	$(13,428)

See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

In Thousands

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,408	$55,010
Trade receivables, net	54,998	53,019
Other receivables	4,577	5,086
Inventories, net	76,208	76,971
Deferred preservation costs, net	43,964	42,863
Prepaid expenses and other	13,378	14,748
Total current assets	244,533	247,697

Goodwill	247,829	250,000
Acquired technology, net	162,458	166,994
Operating lease right-of-use assets, net	44,365	45,714
Property and equipment, net	37,459	37,521
Other intangibles, net	33,697	34,502
Deferred income taxes	3,489	2,357
Other assets	8,026	8,267
Total assets	$781,856	$793,052

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,230	$10,395
Accrued compensation	9,571	13,163
Accrued expenses	9,396	7,687
Taxes payable	5,575	3,634
Accrued procurement fees	2,206	3,689
Current maturities of operating leases	3,362	3,149
Current portion of long-term debt	1,622	1,630
Other liabilities	1,875	1,606
Total current liabilities	42,837	44,953

Long-term debt	307,232	307,493
Contingent consideration	47,600	49,400
Non-current maturities of operating leases	43,679	44,869
Non-current finance lease obligation	4,156	4,374
Deferred income taxes	26,373	28,799
Deferred compensation liability	5,766	5,952
Other liabilities	6,721	6,484
Total liabilities	$484,364	$492,324

Commitments and contingencies

Shareholders' equity:
Preferred stock	--	--
Common stock (issued shares of 41,688 in 2022 and 41,397 in 2021)	417	414
Additional paid-in capital	326,799	322,874
Retained (deficit) earnings	(1,414)	1,975
Accumulated other comprehensive loss	(13,662)	(9,887)
Treasury stock, at cost, 1,487 shares as of March 31, 2022 and December 31, 2021, respectively	(14,648)	(14,648)
Total shareholders' equity	297,492	300,728

Total liabilities and shareholders' equity	$781,856	$793,052

See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

In Thousands

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net cash flows from operating activities:
Net loss	$(3,389)	$(3,138)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,881	6,006
Non-cash compensation	3,166	2,480
Non-cash lease expense	1,920	1,758
Write-down of inventories and deferred preservation costs	989	1,274
Change in fair value of contingent consideration	(1,800)	970
Deferred income taxes	(2,966)	(4,241)
Other	496	787
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,494	(1,291)
Inventories and deferred preservation costs	(1,359)	(5,933)
Receivables	(1,710)	(3,301)
Accounts payable, accrued expenses, and other liabilities	(3,320)	1,590
Net cash flows used in operating activities	(598)	(3,039)

Net cash flows from investing activities:
Capital expenditures	(2,239)	(1,502)
Other	(469)	692
Net cash flows used in investing activities	(2,708)	(810)

Net cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	2,318	861
Repayment of debt	(694)	(701)
Redemption and repurchase of stock to cover tax withholdings	(1,730)	(1,813)
Other	(129)	(442)
Net cash flows used in financing activities	(235)	(2,095)

Effect of exchange rate changes on cash and cash equivalents	(61)	1,088
Decrease in cash and cash equivalents	(3,602)	(4,856)

Cash and cash equivalents beginning of period	55,010	61,958
Cash and cash equivalents end of period	$51,408	$57,102

See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

In Thousands

(Unaudited)

					Accumulated
			Additional	Retained	Other			Total
	Common		Paid-In	Earnings	Comprehensive	Treasury		Shareholders'
	Stock		Capital	(Deficit)	Loss	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	41,397	$414	$322,874	$1,975	$(9,887)	(1,487)	$(14,648)	$300,728
Net loss	--	--	--	(3,389)	--	--	--	(3,389)
Other comprehensive loss	--	--	--	--	(3,775)	--	--	(3,775)
Equity compensation	205	2	3,338	--	--	--	--	3,340
Exercise of options	140	2	1,678	--	--	--	--	1,680
Employee stock purchase plan	37	--	638	--	--	--	--	638
Redemption and repurchase of stock to cover tax withholdings	(91)	(1)	(1,729)	--	--	--	--	(1,730)
Balance at March 31, 2022	41,688	$417	$326,799	$(1,414)	$(13,662)	(1,487)	$(14,648)	$297,492

					Accumulated
			Additional		Other			Total
	Common		Paid-In	Retained	Comprehensive	Treasury		Shareholders'
	Stock		Capital	Earnings	Income (Loss)	Stock		Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	40,394	$404	$316,192	$20,022	$6,743	(1,487)	$(14,648)	$328,713
Net loss	--	--	--	(3,138)	--	--	--	(3,138)
Other comprehensive loss	--	--	--	--	(10,290)	--	--	(10,290)
Impact of adoption of ASU 2020-06	--	--	(16,426)	(3,213)	--	--	--	(19,639)
Equity compensation	207	2	2,635	--	--	--	--	2,637
Exercise of options	19	--	271	--	--	--	--	271
Employee stock purchase plan	37	1	589	--	--	--	--	590
Redemption and repurchase of stock to cover tax withholdings	(72)	(1)	(1,812)	--	--	--	--	(1,813)
Balance at March 31, 2021	40,585	$406	$301,449	$13,671	$(3,547)	(1,487)	$(14,648)	$297,331

See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Overview

The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three months ended, March 31, 2022 and 2021 have been prepared in accordance with (i) accounting principles generally accepted in the US for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by accounting principles generally accepted in the US for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

Significant Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2021. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the US, which require us to make estimates and assumptions. We did not experience any significant changes during the three months ended March 31, 2022 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2021.

New Accounting Standards

Recently Adopted

In August 2020 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by eliminating two accounting models (i.e., the cash conversion model and beneficial conversion feature model) and reducing the number of embedded conversion features that could be recognized separately from the host contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. On January 1, 2021 we adopted ASU 2020-06 using the modified retrospective approach. See Note 8 for further discussion of convertible debt.

Not Yet Effective

In March 2020 the FASB issued ASU 2020-04, Reference Rate Reform Topic 848 (“ASC 848”). The amendments in this ASU were put forth in response to the market transition from the LIBOR and other interbank offered rates to alternative reference rates. Accounting principles generally accepted in the United States of America require entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. The standard provides this temporary election through December 31, 2022 and cannot be applied to contract modifications that occur after December 31, 2022. We are in the process of evaluating the effect that the adoption of this standard will have on our financial position and results of operations.

2. Financial Instruments

The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

March 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,018	$--	$--	$10,018
Total assets	$10,018	$--	$--	$10,018

Long-term liabilities:
Contingent consideration	--	--	(47,600)	(47,600)
Total liabilities	$--	$--	$(47,600)	$(47,600)

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,015	$--	$--	$10,015
Total assets	$10,015	$--	$--	$10,015

Long-term liabilities:
Contingent consideration	--	--	(49,400)	(49,400)
Total liabilities	$--	$--	$(49,400)	$(49,400)

We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds.

On September 2, 2020 we entered into a Securities Purchase Agreement to acquire 100% of the outstanding equity interests of Ascyrus Medical LLC (“Ascyrus”). Ascyrus developed the AMDS, the world’s first aortic arch remodeling device for use in the treatment of acute Type A aortic dissections. As part of the acquisition, we may be required to pay additional consideration in cash and equity up to $120.0 million to the former shareholders of Ascyrus upon the achievement of certain milestones and the sales-based additional earnout.

The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 10% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of March 31, 2022. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.

We performed an assessment of the fair value of the contingent consideration and recorded income of $1.8 million and expense of $970,000 in fair value adjustments for the three months ended March 31, 2022 and 2021, respectively, in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss, as a result of this assessment.

The fair value of the contingent consideration component of the Ascyrus acquisition was updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$(49,400)
Change in valuation	1,800
Balance as of March 31, 2022	$(47,600)

3. Cash Equivalents

The following is a summary of cash equivalents (in thousands):

		Unrealized	Estimated
		Holding	Market
March 31, 2022	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$10,018	$--	$10,018
Total assets	$10,018	$--	$10,018

		Unrealized	Estimated
		Holding	Market
December 31, 2021	Cost Basis	Gains	Value
Cash equivalents:
Money market funds	$10,015	$--	$10,015
Total assets	$10,015	$--	$10,015

There were no gross realized gains or losses on cash equivalents for the three months ended March 31, 2022 and 2021.

4. Inventories, net and Deferred Preservation Costs

Inventories at March 31, 2022 and December 31, 2021 were comprised of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials and supplies	$35,075	$35,780
Work-in-process	11,440	9,712
Finished goods	29,693	31,479
Total inventories, net	$76,208	$76,971

To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves and aortic stent grafts at international hospital locations. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of March 31, 2022 we had $14.7 million in consignment inventory, with approximately 37% in domestic locations and 63% in international locations. As of December 31, 2021 we had $12.9 million in consignment inventory, with approximately 43% in domestic locations and 57% in international locations.

Total deferred preservation costs were $44.0 million and $42.9 million as of March 31, 2022 and December 31, 2021, respectively.

Inventory and deferred preservation costs obsolescence reserves were $2.7 million and $3.2 million as of March 31, 2022 and December 31, 2021, respectively.

5. Goodwill and Other Intangible Assets

Indefinite Lived Intangible Assets

As of March 31, 2022 and December 31, 2021 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Goodwill	$247,829	$250,000
In-process R&D	2,164	2,208
Procurement contracts and agreements	2,013	2,013
Trademarks	196	66

We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We did not record any impairment of indefinite lived intangible assets during the three months ended March 31, 2022. In-process research and development, procurement contracts and agreements, and trademarks are included in Other intangibles, net on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future. We believe that our trademarks have indefinite useful lives as we currently anticipate that our trademarks will contribute to our cash flows indefinitely.

We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of March 31, 2022 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.

As of March 31, 2022 and December 31, 2021 our entire goodwill balance was related to our Medical devices segment.

Medical Devices Segment
Balance as of December 31, 2021	$250,000
Foreign currency translation	(2,171)
Balance as of March 31, 2022	$247,829

Definite Lived Intangible Assets

The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. As of March 31, 2022 and December 31, 2021 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands):

				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
March 31, 2022	Value	Amortization	Value	(Years)
Acquired technology	$211,589	$49,131	$162,458	17.7
Other intangibles:
Customer lists and relationships	31,108	9,987	21,121	20.5
Distribution and manufacturing rights and know-how	9,652	4,675	4,977	5.0
Patents	4,127	3,153	974	17.0
Other	4,190	1,938	2,252	4.4
Total other intangibles	$49,077	$19,753	$29,324	10.6

				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Useful Life
December 31, 2021	Value	Amortization	Value	(Years)
Acquired technology	$213,626	$46,632	$166,994	17.7
Other intangibles:
Customer lists and relationships	31,148	9,618	21,530	20.5
Distribution and manufacturing rights and know-how	9,847	4,308	5,539	5.0
Patents	4,083	3,144	939	17.0
Other	3,969	1,762	2,207	4.4
Total other intangibles	$49,047	$18,832	$30,215	10.6

Amortization Expense

The following is a summary of amortization expense as recorded in General, administrative, and marketing expenses on our Condensed Consolidated Statement of Operations and Comprehensive Loss (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Amortization expense	$4,084	$4,260

As of March 31, 2022 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder
	of 2022	2023	2024	2025	2026	2027	Total
Amortization expense	$11,625	15,131	14,754	12,785	12,559	12,496	$79,350

6. Income Taxes

Income Tax Expense

Our effective income tax rate was an expense of 40% and a benefit of 30% for the three months ended March 31, 2022 and 2021, respectively. Our income tax rate for the three months ended March 31, 2022 was primarily impacted by changes in our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax shortfalls on stock compensation. Our income tax rate for the three months ended March 31, 2021 was primarily impacted by non-deductible executive compensation, changes in our valuation allowance against our net deferred tax assets, changes in our uncertain tax position liabilities, the research and development tax credit, and excess tax benefits on stock compensation.

Deferred Income Taxes

We generate deferred tax assets primarily as a result of capital leases, net operating losses, amortization of research and experimental expenses, excess interest carryforward, stock compensation, and accrued compensation. Our deferred tax liabilities are primarily made up of intangible assets acquired in previous years, capital leases, and unrealized gains and losses.

We maintained a net deferred tax liability of $22.9 million and $26.4 million as of March 31, 2022 and December 31, 2021, respectively. Our valuation allowance against our deferred tax assets was $14.8 million and $13.3 million as of March 31, 2022 and December 31, 2021, respectively, primarily related to net operating loss carryforwards and disallowed excess interest carryforwards.

7. Leases

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

Information related to leases included in the Condensed Consolidated Balance Sheets is as follows (in thousands, except lease term and discount rate):

Operating leases:	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$57,532	$58,097
Accumulated amortization	(13,167)	(12,383)
Operating lease right-of-use assets, net	$44,365	$45,714

Current maturities of operating leases	$3,362	$3,149
Non-current maturities of operating leases	43,679	44,869
Total operating lease liabilities	$47,041	$48,018

Finance leases:
Property and equipment, at cost	$6,625	$6,759
Accumulated amortization	(2,196)	(2,105)
Property and equipment, net	$4,429	$4,654

Current maturities of finance leases	$520	$528
Non-current maturities of finance leases	4,156	4,374
Total finance lease liabilities	$4,676	$4,902

Weighted average remaining lease term (in years):
Operating leases	12.4	12.5
Finance leases	8.6	8.8

Weighted average discount rate:
Operating leases	5.9%	5.8%
Finance leases	2.0%	2.0%

Current maturities of finance leases are included as a component of Other current liabilities on our Condensed Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, administrative, and marketing expenses on our Condensed Consolidated Statements of Operations and Comprehensive Income Loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Amortization of property and equipment	$137	$154
Interest expense on finance leases	25	29
Total finance lease expense	162	183
Operating lease expense	1,920	1,758
Sublease income	(92)	(124)
Total lease expense	$1,990	$1,817

A summary of our cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows for operating leases	$1,525	$1,500
Financing cash flows for finance leases	130	144
Operating cash flows for finance leases	24	28

Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance	Operating	Sublease
	Leases	Leases	Income
Remainder of 2022	$436	$4,392	$214
2023	616	5,630	--
2024	610	6,189	--
2025	587	5,162	--
2026	568	4,767	--
Thereafter	2,272	42,021	--
Total minimum lease payments	$5,089	$68,161	$214
Less amount representing interest	(413)	(21,120)
Present value of net minimum lease payments	4,676	47,041
Less current maturities	(520)	(3,362)
Lease liabilities, less current maturities	$4,156	$43,679

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

On June 2, 2021 we entered into an amendment to our Credit Agreement to extend the maturity dates of our Term Loan and Revolving Credit Facility. As part of the amendment, the maturity dates of both our Term Loan and Revolving Credit Facility were each extended by two and one-half years, until June 1, 2027 and June 1, 2025, respectively, subject to earlier springing maturities triggered if our 4.25% Convertible Senior Notes, described below, remain outstanding on April 1, 2025 and December 31, 2024, respectively. With respect to the Term Loan, if the Convertible Senior Notes remain outstanding on April 1, 2025, the Term Loan’s maturity date will be April 1, 2025, or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 91 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2027. In the case of the Revolving Credit Facility, if the Convertible Senior Notes are still outstanding on December 31, 2024, the Revolving Credit Facility’s maturity date will be either December 31, 2024 or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 182 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2025. Under the amendment, the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.50%, or LIBOR, plus a margin of 3.50%. Prior to the amendment, the optional floating annual rate was equal to either the base rate plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. We paid debt issuance costs of $2.1 million, of which $1.8 million will be amortized over the life of the Term Loan Facility and included in current and long-term debt on the Condensed Consolidated Balance Sheets. The remaining $361,000 of debt issuance costs and $474,000 of non-cash debt extinguishment costs were recorded in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 the Credit Agreement contains certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. Beginning in 2021 if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable. We are in compliance with our debt covenants as of March 31, 2022.

Convertible Senior Notes

On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of March 31, 2022. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of March 31, 2022 was approximately $116.5 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

The interest expense recognized on the Convertible Senior Notes includes $1.2 million for the aggregate of the contractual coupon interest, and the amortization of the debt issuance costs as of the three months ended March 31, 2022 and 2021. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. As of March 31, 2022 there were $2.4 million of unamortized debt issuance costs related to Convertible Senior Notes.

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

Loan Balances

The short-term and long-term balances of our term loan and other long-term borrowings were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Term loan balance	$215,438	$216,000
Convertible senior notes	100,000	100,000
2.45% Sparkasse Zollernalb (KFW Loan 1)	493	566
1.40% Sparkasse Zollernalb (KFW Loan 2)	971	1,061
Total loan balance	316,902	317,627
Less unamortized loan origination costs	(8,048)	(8,504)
Net borrowings	308,854	309,123
Less short-term loan balance	(1,622)	(1,630)
Long-term loan balance	$307,232	$307,493

Interest Expense

Interest expense was $3.9 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense includes interest on debt and uncertain tax positions in both periods.

9. Commitments and Contingencies

Liability Claims

In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of March 31, 2022 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.

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

For the three months ended March 31, 2022 and 2021 the sources of revenue were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
Domestic hospitals	$36,993	$36,229
International hospitals	28,414	26,128
International distributors	11,064	8,642
CardioGenesis cardiac laser therapy	742	88
Total sources of revenue	$77,213	$71,087

Also see segment disaggregation information in Note 13 below.

Contract Balances

We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra DESIGN ENGINEERING product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of March 31, 2022 and 2021.

We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of March 31, 2022 and 2021 was not material.

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

Equity Grants

During the three months ended March 31, 2022 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 452,000 shares and had an aggregate grant date market value of $8.3 million.

During the three months ended March 31, 2021 the Committee authorized awards from approved stock incentive plans of RSUs and PSUs to certain employees, and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 381,000 shares and had an aggregate grant date market value of $9.5 million.

The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 314,000 and 226,000 shares to certain Company officers during the three months ended March 31, 2022 and 2021, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 37,000 and 36,000 shares in the three months ended March 31, 2022 and 2021, respectively, through the ESPP.

Stock Compensation Expense

The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended
	March 31, 2022
	Stock Options	ESPP
Expected life	5.0 Years	0.5 Years
Expected stock price volatility	0.40	0.31
Risk-free interest rate	1.89%	0.22%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into Deferred preservation and Inventory costs (in thousands):

	Three Months Ended
	March 31,
	2022	2021
RSA, RSU, and PSU expense	$2,768	$2,050
Stock option and ESPP expense	572	587
Total stock compensation expense	$3,340	$2,637

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $174,000 and $157,000 in the three months ended March 31, 2022 and 2021, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.

12. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
Basic loss per common share	2022	2021
Net loss	$(3,389)	$(3,138)
Net loss allocated to participating securities	18	23
Net loss allocated to common shareholders	$(3,371)	$(3,115)

Basic weighted-average common shares outstanding	39,850	38,738
Basic loss per common share	$(0.08)	$(0.08)

	Three Months Ended
	March 31,
Diluted loss per common share	2022	2021
Net loss	$(3,389)	$(3,138)
Net loss allocated to participating securities	18	23
Net loss allocated to common shareholders	$(3,371)	$(3,115)

Basic weighted-average common shares outstanding	39,850	38,738
Diluted weighted-average common shares outstanding	39,850	38,738
Diluted loss per common share	$(0.08)	$(0.08)

We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three months ended March 31, 2022 and 2021 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss.

13. Segment Information

We have two reportable segments organized according to our products and services: Medical devices and Preservation services. The Medical devices segment includes external revenues from product sales of aortic stent grafts, surgical sealants, On-X, and other product revenues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts.  Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, E-vita Thoracic 3G, and E-nya products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue Surgical Adhesive products. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.

The primary measure of segment performance, as viewed by our management, is segment gross margin or net external revenues less cost of products and preservation services. We do not segregate assets by segment, therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Medical devices	$57,542	$53,345
Preservation services	19,671	17,742
Total revenues	77,213	71,087

Cost of products and preservation services:
Medical devices	17,408	14,911
Preservation services	9,086	8,338
Total cost of products and preservation services	26,494	23,249

Gross margin:
Medical devices	40,134	38,434
Preservation services	10,585	9,404
Total gross margin	$50,719	$47,838

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Products:
Aortic stent grafts	$25,506	$20,205
Surgical sealants	15,681	17,828
On-X	14,371	13,095
Other	1,984	2,217
Total products	57,542	53,345

Preservation services	19,671	17,742
Total revenues	$77,213	$71,087

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

•The potential impact of the COVID-19 pandemic and the war in Ukraine on demand for and sales of our products and services, business operations, manufacturing operations, supply chain, cash flow, workforce, clinical and regulatory timelines, and our research and development projects;

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

•Our beliefs and anticipation regarding the favorable attributes and benefits of our products and services, the basis on which our products and services compete, our physician education activities, the advantages of our relationships with organ and tissue procurement organizations and tissue banks, the FDA classification of our medical devices, our compliance with applicable laws and regulations, and the advantages of our intellectual property and its significance to our segments and our business as a whole, our relations with our employees, timelines regarding product launches and regulatory certifications, clearances, renewals, and approvals;

•Our beliefs about potential competition and competitive products and services, potential adverse regulatory consequences, potential security vulnerabilities, and the associated potential adverse effects on our business;

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

•Our beliefs about handpiece availability and CardioGenesis cardiac laser therapy revenue;

•Our beliefs regarding the impact alternative anticoagulation therapy and transcatheter heart valve replacement may have on the number of patients choosing On-X mechanical heart valves;

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

•Our belief that we will incur expenses for research and development projects, including for clinical research projects to gain regulatory approvals for products or indications, including On-X, aortic stent grafts, and BioGlue products, and for research and development for new products despite reduced planned spending due to COVID-19 and that our efforts to develop new products and technologies will likely require additional investment, research, and new clinical studies or data;

•Our beliefs about pending and potential legal or other governmental or regulatory proceedings;

•Our expectations regarding the timing of clinical research work and regulatory approvals for and expected distribution of products or indications, including On-X, aortic stent grafts, and BioGlue products, and CryoValve SGPV if the FDA reclassifies allograft heart valves as Class III medical devices;

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

These and other forward-looking statements reflect the views of management at the time such statements are originally made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially and adversely from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described in Part II, Item 1A, “Risks Factors” in this Form 10-Q and elsewhere throughout this report, the risks described in our other filings with the Securities and Exchange Commission including the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere throughout that report, and other risks which we may not be able to identify in advance, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim any duty, to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, surgical sealants, On-X® mechanical heart valves and related surgical products, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts.  Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS,

NEXUS, E-vita Thoracic 3G, and E-nya products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue® Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix® bovine surgical patches, CardioGenesis® cardiac laser therapy, Therion® chorioamniotic allografts (previously marketed as NeoPatch®), and PerClot® hemostatic powder (prior to the sale to a subsidiary of Baxter International, Inc (“Baxter”)).

We reported quarterly revenues of $77.2 million for the three months ended March 31, 2022, a 9% increase from the three months ended March 31, 2021. The increase in revenues for the three months ended March 31, 2022 was primarily due to increases in aortic stent grafts revenues, preservation service revenues, and On-X product revenues, partially offset by decreases in surgical sealants and other product revenues.

See the “Results of Operations” section below for additional analysis of the three months ended March 31, 2022.

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

Our efforts to protect our supply chain and reduce the spread of COVID-19 among our employees, including our work-from-home arrangements, have been successful to date as we have continued to operate all manufacturing sites at full production. These efforts have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, or disclosure controls and procedures; however, there is no guarantee that these efforts and arrangements, if they are continued, will continue to be successful in the future. Further, our reductions or delays in expenditures slowed our progress on certain key R&D initiatives and could in the future continue to adversely impact our business operations or further delay our recovery from the pandemic.

Although we have scaled back many of our COVID-19 mitigation efforts, we continue to monitor the impact of the COVID-19 pandemic and the emergence of new variants on our business and recognize that COVID-19 and its effects could continue to negatively impact our business and results of operations during the remainder of 2022 and beyond. As an example, the COVID-19 pandemic has impacted certain aspects of the global supply chain and resulted in supply chain inflation. Although we have yet to experience any material effects of this impact on our supply chain or operations, we face an increasing risk that upstream disruptions may occur or worsen. As global economies continue to recover from the COVID-19 downturn, the expiration of COVID-19 related hiring freezes, increased opportunities for remote work, and increasing compensation pressure have resulted in a competition for talent and an unprecedent number of retirements or career changes. The resulting worker shortages at all levels have impacted supply chains and distribution channels and employers’ and our own ability to adequately staff operations. Impact from these shortages to date, including a shortage of trained staff capable of meeting the increased demand associated with releasing quarantined tissue, have impacted, and may impact our operations going forward. Hospitals and other healthcare providers have also experienced staffing shortages impacting our business including increased restrictions on elective and non-emergent procedures, restrictions on access to healthcare facilities, cancellation of elective procedures, and the re-allocation of scarce resources to some critically ill patients. Portions of our operations are being impacted by public and private vaccine mandates, which can impact hospital staffing, impact our specialized workforce, and impact the global supply chain, all of which can directly or indirectly impact our product sales, business operations, manufacturing operations, workforce, and research and development projects.

The extent to which our operations and financial performance will be impacted by the pandemic for the remainder of 2022 and beyond will depend largely on future developments, including changes in hospital utilization rates and staffing, prevalence and severity of new variants, the impact of vaccine mandates or vaccine encouragement programs on the spread of COVID-19 and its variants, global availability and acceptance of vaccines and their effectiveness against variants, the prevalence of vaccine mandates generally, disruptions to workforce availability, and any continuing impact on the global supply chain. If COVID-19 or its variants become more contagious, if efforts to further contain the effects of COVID-19 or its variants, including vaccine mandates or adoption, are unsuccessful, if COVID-19, its variants, or disruptions to the global supply chain impact our supply chain or employee availability or productivity, or if we continue to experience periods of uncertainty due to COVID-19 or its variants, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows.

See the “Risk Factors” identified in Part II, Item 1A of this form 10-Q for risks related to COVID-19.

New Accounting Pronouncements

See Note 1 of “Notes to Condensed Consolidated Financial Statements” identified in Part I, Item I of this form 10-Q for further discussion of new accounting standards that have been adopted.

Results of Operations

(Tables in thousands)

Revenues

			Percent	Revenues as a Percentage of
	Revenues for the		Change	Total Revenues for the
	Three Months Ended		From Prior	Three Months Ended
	March 31,		Year	March 31,
	2022	2021		2022	2021
Products:
Aortic stent grafts	$25,506	$20,205	26%	33%	28%
Surgical sealants	15,681	17,828	-12%	20%	26%
On-X	14,371	13,095	10%	19%	18%
Other	1,984	2,217	-11%	3%	3%
Total products	57,542	53,345	8%	75%	75%

Preservation services	19,671	17,742	11%	25%	25%
Total	$77,213	$71,087	9%	100%	100%

Revenues increased 9% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in revenues for the three months ended March 31, 2022 was primarily due to increases in revenues from aortic stent grafts, preservation services, and On-X products, partially offset by decreases in product revenues from surgical sealants, and other products. Excluding the effects of foreign exchange, revenues increased 11% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Revenues for the three months ended March 31, 2022 and 2021 were negatively impacted in certain regions by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due to the COVID-19 pandemic. A detailed discussion of the changes in product revenues and preservation services revenues for the three months ended March 31, 2022 is presented below.

Products

Revenues from products increased 8% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase for the three months ended March 31, 2022 was primarily due to increases in revenues from aortic stent grafts and On-X products, partially offset by decreases in revenues from surgical sealants and other products. A discussion of the changes in product revenues for aortic stent grafts, surgical sealants, On-X, and other products is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars, with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, the US Dollar strengthened in comparison to major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.

Aortic Stent Grafts

Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, synthetic vascular grafts, and OEM aortic stent grafts products.  Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, E-vita Thoracic 3G, and E-nya products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Aortic stent grafts are used in endovascular and open vascular surgery for the treatment of complex aortic arch, thoracic, and abdominal aortic diseases. Our aortic stent grafts are primarily distributed in international markets.

Revenues from aortic stent grafts increased 26% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Revenues from aortic stent grafts, excluding OEM, increased 27% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was primarily due to an increase in units sold, which increased revenues by 36%, partially offset by the effect of foreign exchange rates, which decreased revenues by 8%, and a decrease in average sales prices of certain products in certain regions, which decreased revenues by 1%.

On a constant currency basis, revenues for aortic stent grafts, excluding OEM, increased 35% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in revenues was partially due to improved conditions from the COVID-19 pandemic for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Revenues for the three months ended March 31, 2022 increased primarily in Europe, the Middle East, and Africa (collectively, “EMEA”) and Asia Pacific (“APAC”). The revenue increase in EMEA was primarily due to customer buying patterns in certain direct markets. The revenue increase in APAC was primarily due to an increase in sales of newly launched aortic stent grafts. OEM sales of aortic stent grafts accounted for less than 1% of product revenues for the three months ended March 31, 2022 and 2021.

Surgical Sealants

Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).

Revenues from the sales of surgical sealants decreased 12% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This decrease was primarily due to a decrease in volume of milliliters sold, which decreased revenues by 12%.

On a constant currency basis, revenues from the sales of surgical sealants decreased 11% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease in revenue for the three months ended March 31, 2022 was primarily due to revenue decreases in North America. During the three months ended March 31, 2021 revenues from the sales of surgical sealants in North America were larger than in the three months ended March 31, 2022 primarily due to inventory restocking orders placed in the first quarter of 2021 as hospitals experienced reduced impact from the COVID-19 pandemic and began resuming more normal operations. Revenues were negatively impacted during the three months ended March 31, 2022 due to delays and cancellations of some surgical procedures due to hospital staffing challenges as a result of a new COVID-19 variant.

See Part II, Item 1A, “Risk Factors—Operational Risks— We may not be successful in obtaining necessary clinical results or regulatory clearances/approvals for new and existing products and services, and our approved products and services may not achieve market acceptance.”

Domestic revenues from surgical sealants accounted for 48% and 53% of total surgical sealant revenues for the three months ended March 31, 2022 and 2021, respectively.

On-X

The On-X products include the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis (“AAP”) for heart valve replacement. On-X product revenues also include revenues from the distribution of CarbonAid® CO2 diffusion catheters and from the sale of Chord-X® ePTFE sutures for mitral chordal replacement. On-X also generates revenue from pyrolytic carbon coating products produced for OEM customers.

On-X revenues increased 10% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

On-X revenues, excluding OEM, increased 10% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was primarily due to an increase in volume of units sold, which increased revenues by 10%.

On a constant currency basis, On-X revenues, excluding OEM, increased 10% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in revenues for the three months ended March 31, 2022 was primarily due to revenue increases in North America and EMEA. Revenues were positively impacted in the North American market due to increases in market share and in EMEA due to an increase of shipments in direct markets. On-X OEM sales accounted for less than 1% of product revenues for each of the three months ended March 31, 2022 and 2021.

Domestic revenues from On-X accounted for 65% and 64% of total On-X revenues for the three months ended March 31, 2022 and 2021, respectively.

Other

Other revenues are comprised of PhotoFix, PerClot (prior to the Baxter Transaction, described below), and CardioGenesis cardiac laser therapy product revenues. Other revenues decreased 11% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

On July 28, 2021 we entered into an asset purchase agreement and other ancillary agreements related to the sale of PerClot, a polysaccharide hemostatic agent used in surgery to Baxter, and an agreement to terminate all of our material agreements with Starch Medical, Inc. (“SMI”) related to PerClot (collectively the “Baxter Transaction”).

The decrease in other revenues for the three months ended March 31, 2022 was primarily due to a decrease in PerClot product revenues, partially offset by an increase in CardioGenesis cardiac laser therapy product revenues. The decrease in PerClot product revenues for the three months ended March 31, 2022 was due to the Baxter Transaction, described in more detail in Part II, Item 7, “Sale of PerClot” of our annual report on Form 10-K for the year ended December 31, 2021. The increase in CardioGenesis cardiac laser therapy product revenues for the three months ended March 31, 2022 was primarily due to our ability to resume limited sales of handpieces during the fourth quarter of 2021, as further described below.

Revenues from our CardioGenesis cardiac laser therapy product line historically consisted primarily of sales of handpieces and, in certain periods, the sale of laser consoles. During the three months ended March 31, 2021 we had minimal revenues from the CardioGenesis cardiac laser therapy product line as we did not have a supply of handpieces due to the FDA’s review of our supplier’s change in manufacturing location. After obtaining approval, our supplier resumed manufacturing a limited supply of handpieces allowing us to resume limited sales during the fourth quarter of 2021.

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

In the fourth quarter of 2020 we became aware that a supplier shipped to us a saline solution lot that we use in our tissue processing that contained some contamination in a small number of bottles of the solution lot. The contamination was identified by our in-process quality controls. The contaminated solution was estimated to have impacted a small percentage of tissue processed with this solution lot, causing us to write-off approximately $826,000 of tissue in the fourth quarter of 2020. An additional $5.0 million of tissue was quarantined in process pending further testing. Upon completion, and FDA acceptance of the testing, we began releasing tissue meeting our release criteria late in the second quarter of 2021. We believe that the written-off and quarantined tissue impacted the availability of tissue for distribution, which had a negative impact on revenue in the first quarter of 2021.

Revenues from tissue processing increased 11% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in revenues for the three months ended March 31, 2022 was primarily due to a mix of tissues shipped which increased revenues by 10%, and an increase in average sales prices which increased revenues by 1%.

Cost of Products and Preservation Services

Cost of Products

	Three Months Ended
	March 31,
	2022	2021
Cost of products	$17,408	$14,911

Cost of products increased 17% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Cost of products for the three months ended March 31, 2022 and 2021 included costs related to aortic stent grafts, surgical sealants, On-X, and other products.

The increase in cost of products for the three months ended March 31, 2022 was primarily due to an increase in shipments in certain regions due to improved conditions from the COVID-19 pandemic as well as an increase in the cost of surgical sealants and aortic stent grafts as compared to the three months ended March 31, 2021.

Cost of Preservation Services

	Three Months Ended
	March 31,
	2022	2021
Cost of preservation services	$9,086	$8,338

Cost of preservation services increased 9% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Cost of preservation services includes costs for cardiac and vascular tissue preservation services.

The increase in cost of preservation services for the three months ended March 31, 2022 was primarily due to an increase in shipments due to improved conditions from the COVID-19 pandemic as well as an increase in the processing cost of cardiac and vascular tissues, as compared to the three months ended March 31, 2021.

Gross Margin

	Three Months Ended
	March 31,
	2022	2021
Gross margin	$50,719	$47,838
Gross margin as a percentage of total revenues	66%	67%

Gross margin increased 6% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 was primarily due to an increase in shipments of aortic stent grafts, On-X products, and cardiac tissues partially offset by a decrease in shipments of surgical sealants. Gross margin as a percentage of total revenues decreased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 primarily due to an unfavorable mix of aortic stent grafts and surgical sealants sold as well as an increase in product costs due to inflationary pressures of materials and labor during the three months ended March 31, 2022.

Operating Expenses

General, Administrative, and Marketing Expenses

	Three Months Ended
	March 31,
	2022	2021
General, administrative, and marketing expenses	$38,955	$38,638
General, administrative, and marketing expenses	50%	54%
as a percentage of total revenues

General, administrative, and marketing expenses increased 1% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in General, administrative, and marketing expenses for the three months ended March 31, 2022 was primarily due to an increase in personnel and stock compensation expenses partially offset by a decrease in business development expenses.

General, administrative, and marketing expenses included $1.6 million of business development income for the three months ended March 31, 2022, as compared to $1.5 million expense for the three months ended March 31, 2021. Business development expenses during the three months ended March 31, 2022 included $1.8 million of income related to the fair value adjustments for the Ascyrus contingent consideration as compared to $970,000 of expense during the three months ended March 31, 2021.

Research and Development Expenses

	Three Months Ended
	March 31,
	2022	2021
Research and development expenses	$10,128	$7,754
Research and development expenses	13%	11%
as a percentage of total revenues

Research and development expenses increased 31% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Research and development spending for the three months ended March 31, 2022 and 2021 was primarily focused on clinical work to gain regulatory approvals for On-X, certain aortic stent grafts, and PerClot products.

Interest Expense

Interest expense was $3.9 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense for the three months ended March 31, 2022 and 2021 relates to interest on debt and uncertain tax positions.

Other Expense, Net

Other expense, net was $133,000 for the three months ended March 31, 2022, as compared to $1.9 million for the three months ended March 31, 2021. Other expense, net for the three months ended March 31, 2022 and 2021 primarily includes the realized and unrealized effects of foreign currency gains and losses.

Earnings

	Three Months Ended
	March 31,
	2022	2021
Loss before income taxes	$(2,429)	$(4,501)
Income tax expense (benefit)	960	(1,363)
Net loss	$(3,389)	$(3,138)

Diluted loss per common share	$(0.08)	$(0.08)
Diluted weighted-average common shares outstanding	39,850	38,738

We incurred a loss before income taxes for the three months ended March 31, 2022 and 2021. The loss before income taxes for the three months ended March 31, 2022 and 2021 was negatively impacted by the increase in operating expenses to support revenue expansion and an increase in research, development, and clinical expenses. The loss before income taxes for three months ended March 31, 2021 was also negatively impacted by delays and cancellations of some surgical procedures as a result of reduced hospital capacity and hospital restrictions due to the COVID-19 pandemic.

Our effective income tax rate was an expense of 40% and a benefit of 30% for the three months ended March 31, 2022 and 2021, respectively. The change in the tax rate for the three months ended March 31, 2022 was primarily due to changes in pre-tax book income, a decrease in the excess tax benefit related to stock compensation, and an increase in the estimated current year valuation allowance, as compared to the three months ended March 31, 2021.

Our income tax rate for the three months ended March 31, 2022 was primarily impacted by changes in our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax shortfalls on stock compensation.

Our income tax rate for the three months ended March 31, 2021 was primarily impacted by non-deductible executive compensation, changes in our valuation allowance against our net deferred tax assets, changes in our uncertain tax position liabilities, the research and development tax credit, and excess tax benefits on stock compensation.

We experienced net loss and diluted loss per common share for the three months ended March 31, 2022, and 2021. Net loss and diluted loss per common share for the three months ended March 31, 2022 and 2021 was primarily due to loss before income taxes, as discussed above.

Seasonality

As a result of the uncertainty and other impacts of the COVID-19 pandemic and the resulting shifts of timing in some revenue, our historically observable seasonality of revenues has been impacted or obscured in 2021 and 2022 and potentially beyond.

Historically, we believe the demand for most of our aortic stent grafts is seasonal, with a decline in demand generally occurring in the third quarter due to the summer holiday season in Europe. We are uncertain whether the demand for AMDS and NEXUS products is seasonal, as these products have not fully penetrated many markets and, therefore, the nature of any seasonal trends may not yet be obvious.

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

Demand for our vascular preservation services has also traditionally been seasonal, with lowest demand generally occurring in the fourth quarter. We believe this trend for vascular preservation services was primarily due to fewer vascular surgeries being scheduled during the winter holiday months.

Liquidity and Capital Resources

Net Working Capital

As of March 31, 2022 net working capital (current assets of $244.5 million less current liabilities of $42.8 million) was $201.7 million, with a current ratio (current assets divided by current liabilities) of 6 to 1, compared to net working capital of $202.7 million and a current ratio of 6 to 1 at December 31, 2021.

Overall Liquidity and Capital Resources

Our primary cash requirements for the three months ended March 31, 2022 were for general working capital needs, capital expenditures for facilities and equipment, interest and principal payments under our Credit Agreement (defined below), and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.

We believe our cash from operations and existing cash and cash equivalents will enable us to meet our current operational liquidity needs for at least the next twelve months. Our future cash requirements are expected to include interest and principal payments under our Credit Agreement and Convertible Senior Notes (described in “Significant Sources and Uses of Liquidity” section below), expenditures for clinical trials, research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes and may include cash to fund business development activities including obligations in the agreements related to the Endospan and Ascyrus transactions. These items may have a significant effect on our future cash flows during the next twelve months. Subject to the terms of our Credit Agreement, we may seek additional borrowing capacity or financing, pursuant to our current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If we undertake any further significant business development activity, we may need to finance such activities by obtaining additional debt financing or using a registration statement to sell equity securities. There can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us.

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

On June 2, 2021 we entered into an amendment to our Credit Agreement to extend the maturity dates of both our Term Loan and Revolving Credit Facility. As part of the amendment, the maturity dates of both our Term Loan and Revolving Credit Facility were each extended by two and one-half years, until June 1, 2027 and June 1, 2025, respectively, subject to earlier springing maturities triggered if our 4.25% Convertible Senior Notes, described below, remain outstanding on April 1, 2025 and December 31, 2024, respectively. With respect to the Term Loan, if the Convertible Senior Notes remain outstanding on April 1, 2025, the Term Loan’s Maturity Date will be April 1, 2025, or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 91 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2027. In the case of the Revolving Credit Facility, if the Convertible Senior Notes are still outstanding on December 31, 2024, the Revolving Credit Facility’s Maturity Date will be either December 31, 2024 or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 182 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2025. Under the amendment, the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.50%, or LIBOR, plus a margin of 3.50%. Prior to the amendment, the optional floating annual rate was equal to either the base rate plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%.

On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of March 31, 2022. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of March 31, 2022 was approximately $116.5 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

The interest expense recognized on the Convertible Senior Notes includes $1.2 million for the aggregate of the contractual coupon interest and the amortization of the debt issuance costs for the three months ended March 31, 2022, and 2021. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually.

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

As of March 31, 2022 approximately 38% of our cash and cash equivalents were held in foreign jurisdictions.

The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash flows used in:
Operating activities	$(598)	$(3,039)
Investing activities	(2,708)	(810)
Financing activities	(235)	(2,095)
Effect of exchange rate changes on cash and cash equivalents	(61)	1,088
Decrease in cash and cash equivalents	$(3,602)	$(4,856)

Net Cash Flows from Operating Activities

Net cash used in operating activities was $598,000 and $3.0 million for the three months ended March 31, 2022 and 2021, respectively.

We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the three months ended March 31, 2022 these non-cash items included $5.9 million in depreciation and amortization expenses, $3.2 million in non-cash compensation, $3.0 million of deferred income tax changes, $1.9 million of lease expenses, and $1.8 million in fair value adjustments of financial instruments.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2022 these included the unfavorable effect of $3.3 million due to timing differences between the recording of accounts payable and other current liabilities, $1.7 million due to the timing differences between recording receivables and the receipt of cash, $1.4 million due to an increase in inventory balances and deferred preservation costs, partially offset by $1.5 million due to a decrease in prepaid expenses and other assets.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $2.7 million and $810,000 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 cash used in investing activities primarily included $2.2 million of cash used for capital expenditures.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $235,000 and $2.1 million for the three months ended March 31, 2022 and 2021, respectively. The current year cash used in financing activities was primarily due to $1.7 million for repurchases of common stock to cover tax withholdings and $694,000 for the repayment of debt, partially offset by $2.3 million of proceeds from the exercise of stock options and issuances of common stock.

Scheduled Contractual Obligations and Future Payments

Our long-term debt obligations and interest payments include $316.9 million of scheduled principal payments and $63.8 million in anticipated interest payments related to our Credit Agreement, Convertible Senior Notes, and other governmental loans.

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

Our operating and finance lease obligations result from the lease of land and buildings that comprise our corporate headquarters and our various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on Company vehicles; and leases on a variety of office equipment and other equipment.

Capital Expenditures

Capital expenditures were $2.2 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively. Capital expenditures for the three months ended March 31, 2022 were primarily related to routine purchases of manufacturing and tissue processing equipment, leasehold improvements needed to support our business, computer software, and computer equipment.

Risks and Uncertainties

See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our interest income and interest expense are sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash and cash equivalents of $51.4 million as of March 31, 2022 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility, Term Loan Facility, and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us for the three months ended March 31, 2022, affecting our cash and cash equivalents, Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.

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

We have revenues and expenses that are denominated in foreign currencies. Specifically, a portion of our international aortic stent grafts, surgical sealants, On-X, and other product revenues are denominated in Euros, British Pounds, Swiss Francs, Polish Zlotys, Canadian Dollars, and Brazilian Reals and a portion of our General, administrative, and marketing expenses are denominated in Euros, British Pounds, Swiss Francs, Polish Zlotys, Canadian Dollars, Brazilian Reals, and Singapore Dollars. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the US Dollar equivalent of net income from transactions conducted in other currencies. As a result, we could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates.

An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2022 affecting our third-party balances denominated in foreign currencies could impact our financial position or cash flows by approximately $8.0 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the three months ended March 31, 2022 affecting our revenue and expense transactions denominated in foreign currencies, would not have had a material impact on our financial position, profitability, or cash flows.

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

Our management, including our President and CEO and our Executive Vice President of Finance, Chief Operating Officer, and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Artivion have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Our Disclosure Controls have been designed to provide reasonable assurance of achieving their objectives.

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of March 31, 2022, the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the US Securities and Exchange Commission’s rules and forms.

Changes to Disclosure Controls and Procedures

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risks Relating to Our Business

Our business involves a variety of risks and uncertainties, known and unknown, including, among others, the risks discussed below. These risks should be carefully considered together with the other information provided in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Our failure to adequately anticipate or address these risks and uncertainties may have a material, adverse impact on our business, reputation, revenues, financial condition, profitability, and cash flows. Additional risks and uncertainties not presently known or knowable to us, or that we currently believe to be immaterial, may also adversely affect our business.

Business and Economic Risks

COVID-19, and similar outbreaks, could have a material, adverse impact on us.

Since early 2020, businesses, communities, and governments worldwide have taken, and continue to take, a wide range of actions to mitigate the spread and impact of COVID-19, leading to an unprecedented impact on the global economy. Hospitals and other healthcare providers have adopted differing approaches to address the surge and resurgence of COVID-19 cases, including their impact on healthcare workers, such as postponing elective and non-emergent procedures, restricting access to their facilities, cancelling elective procedures, or re-allocating scarce resources to some critically ill patients. Although many areas have seen a decline in COVID-19 cases, the potential for additional impact from new variants of COVID-19 remains. These conditions have and could continue to impact our activities, including:

•Our product sales. Certain regions experienced continued impact on revenues in the first quarter of 2022 due to the COVID-19 pandemic, and in particular, the Omicron variant. In addition to COVID-19’s impact on procedure volumes, including an impact on procedure volumes due in part to COVID-19-related healthcare staffing shortages, we have observed additional downstream effects on our business, including an increase in delays or difficulty in collecting certain outstanding receivables, particularly with certain governmental payors in regions heavily impacted by COVID-19. The extent to which our financial performance will be impacted by the pandemic through the remainder of 2022 and beyond will depend largely on future developments, including changes in hospital utilization rates and staffing, the prevalence and severity of new variants, global availability and acceptance of COVID-19 vaccines and their effectiveness against variants, and the prevalence of public and private vaccine mandates and local lockdowns. COVID-19’s continued or increased impact on our financial performance may also increase the risks we face with respect to managing our indebtedness.

•Our business operations. In 2020 we took several steps to address the impact of COVID-19 on our employees, cash consumption, and operations, including reducing expenditures and delaying investments. The reductions and delays we adopted could adversely impact our business operations or delay our recovery from the effects of the pandemic. Although we have begun to scale back many of these steps in most geographies, the COVID-19 virus and its variants remain highly contagious and may have additional impact on our business operations. COVID-19 also continues to impact our business partners, including the various regulators and notified bodies that we rely on, which increases the regulatory risks we face, and specifically, the risks we face with respect to timely review and approval of new and renewal certifications, clearances, and approvals for our products.

•Our manufacturing operations. The COVID-19 pandemic has continued to impact the global supply chain; the pandemic’s impact on workforces, global mobility, material availability, demand, costs, and shipping and reorder time and reliability has reportedly continued or worsened in many cases. Although we have yet to experience any material effects of this impact on our supply chain or operations, we face an increasing risk that upstream disruptions may occur. Risks relating to the lingering effects of global supply chain disruptions may even continue after COVID-19’s risk as a global pandemic has subsided.

•Our workforce. As some global economies have begun to emerge from the COVID-19 downturn, the expiration of COVID-19-related hiring freezes, increased opportunities for remote work, the Great Resignation and increasing compensation pressure have resulted in a war for talent and an unprecedent number of career changes. The resulting worker shortages at all levels have impacted supply chains and distribution channels and employers’ ability to adequately staff their operations. This has impacted not only our own ability to attract and retain employees, but also the ability of our customers who face increasing staffing pressures throughout their healthcare organizations.

•Our research and development projects. In 2020 and parts of 2021 we reduced spending on research and development projects, including clinical research projects. These reductions could adversely impact future revenue, and additional reductions in spending could be implemented, further impacting future revenue. In addition, our ability to conduct our ongoing research and development projects in markets that are affected by COVID-19 has been, and could continue to be, adversely impacted. Enrollment and timelines for our clinical trials have been, and might continue to be, impacted as healthcare providers reprioritize resources, address staffing shortages, and limit access to healthcare facilities or as patients decline to participate or are hesitant to voluntarily visit healthcare facilities. In addition, staffing shortages and COVID-19-related impacts on government and regulatory agencies have slowed and might continue to slow timelines for regulatory actions, including approvals and re-certifications.

If COVID-19 or its variants continue to spread, if efforts to contain COVID-19 or its variants continue or are unsuccessful, if we experience new outbreaks of COVID-19 in areas previously successful in containing its spread, if staffing shortages continue to impact us, governmental or regulatory bodies, or our customers, if vaccine mandates become more prevalent, or if COVID-19, its variants, or disruptions to the global supply chain impact our supply chain or employee productivity, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows. The nature and extent of these developments are highly uncertain and unpredictable and may vary greatly by region. These adverse developments or a prolonged period of uncertainty could adversely affect our financial performance.

We are subject to a variety of risks due to our international operations and continued global expansion.

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

Our operations and performance may also be impacted by regional and global geopolitical conditions, domestic and foreign trade and monetary policies, and other factors beyond our control. As an example of these risks, Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from the US and foreign governments and retaliatory actions from Russia, resulting in significant banking and trade disruptions. The war has also resulted in significant devastation to the people and infrastructure in the region, significantly impacting trade and transportation which may impact our global supply chain, increase prices, and limit our ability to continue to do business in affected regions.

To date, sanctions and other disruptions in the region have not materially impacted our business or ability to supply products to Russia, Belarus, Ukraine, and the region generally, however; continuation or escalation of the war or increased export controls or additional sanctions imposed on or by Russia, its allies, or related entities could adversely affect our financial performance. Although we do not have any direct operations in Russia or Ukraine, it is difficult to predict the ultimate course of the war and we may face business operations and supply chain disruptions as a result, including disruptions related to shortages of materials, higher costs of materials and freight, freight delays, increased energy costs or energy shortages, travel disruptions, currency fluctuation, and disruptions to banking systems or capital markets.

We operate in highly competitive market segments, face competition from large, well-established medical device companies and tissue service providers with greater resources and we may not be able to compete effectively.

The market for our products and services is competitive and affected by new product introductions and activities of other industry participants. We face intense competition in virtually all of our product lines. A significant percentage of market revenues from competitive products are generated by Baxter International, Inc.; Ethicon (a Johnson & Johnson Company); Medtronic, Inc.; Abbott Laboratories; Edwards Lifesciences Corp.; C.R. Bard, Inc., a subsidiary of Becton, Dickinson and Company; Integra Life Sciences Holdings; LifeNet; CORCYM; Anteris Technologies, Inc.; Aziyo Biologics; Cook Medical; Gore & Associates; Terumo Aortic Corp.; LeMaitre Vascular, Inc.; Maquet, Inc.; Pfizer, Inc.; and BioCer Entwicklungs-GmbH. Several of our competitors enjoy competitive advantages over us, including:

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

•BioGlue contains a bovine blood protein. Animal-based products are subject to increased scrutiny from the public and regulators, who may seek to impose additional regulations, regulatory hurdles or product bans in certain countries on such products; BioGlue is a mature product and other companies may use the inventions disclosed in expired BioGlue patents to develop and make competing products; and

•BioGlue faces potential adverse regulatory consequences resulting from the exit of the UK from the European Union, or “Brexit, as well as the impact of COVID-19 on regulatory authorities’ ability to timely recertify the Conformité Européene Mark (“CE Mark”) for BioGlue” See Part I, Item 1A, “Risk Factors—Industry Risks— Our products and tissues are highly regulated and subject to significant quality and regulatory risks.”

We are significantly dependent on our revenues from aortic stent grafts and are subject to a variety of related risks.

Aortic stent grafts are a significant source of our revenues, and as such, any risk adversely affecting aortic stent grafts would likely be material to our financial results. We face the following aortic stent grafts related risks based on our ability to:

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

•Meet demand for aortic stent grafts as we seek to expand our business globally; and

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

•Take market share in the mechanical heart valve market based on the FDA’s approved lower International Normalized Ratio (“INR”) indication for the On-X aortic heart valve or complete the associated FDA mandated post-approval studies;

•Address clinical trial data or changes in technology that may reduce the demand for mechanical heart valves, such as data regarding transcatheter aortic valve replacement, or “TAVR” devices;

•Manage risks associated with less favorable contract terms for On-X products on consignment at hospitals;

•Respond adequately to enhanced international regulatory requirements or enforcement activities; and

•Receive timely renewal certifications in certain markets.

Continued fluctuation of foreign currencies relative to the US Dollar could materially, adversely affect our business.

The majority of our foreign product revenues are denominated in Euros and, as such, are sensitive to changes in exchange rates. In addition, a portion of our dollar-denominated and euro-denominated product sales are made to customers in other countries who must convert local currencies into US Dollars or Euros in order to purchase these products. We also have balances, such as cash, accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency transactions and balances are sensitive to changes in exchange rates. Additionally, as a result of recent sanctions against Russia and the ongoing war in Ukraine, it is possible that foreign currency restrictions or the development of multiple exchange rates could arise in certain countries. It is also likely that inflation spikes will occur in Russia and neighboring countries putting those economies at risk of becoming highly inflationary. Fluctuations in exchange rates of Euros or other local currencies in relation to the US Dollar could materially reduce our future revenues as compared to the comparable prior periods. Should this occur, it could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.

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

Finally, the COVID-19 pandemic has continued to impact the global supply chain; the pandemic’s impact on workforces, global mobility, material availability, demand, and shipping and reorder time and reliability has reportedly continued or worsened in many cases. The ongoing war in Ukraine may add to or exacerbate challenges faced by the global supply chain. See Part I, Item 1A, “Risk Factors – Business and Economic Risks - We are subject to a variety of risks due to our international operations and continued global expansion.” Although we have yet to experience any material effects of this impact on our supply chain or operations, we face an increasing risk that upstream disruptions may occur. Risks relating to the lingering effects of global supply chain disruptions may even continue after COVID-19’s risk as a global pandemic and the war in Ukraine have subsided.

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

As an example of these risks, in 2019 we lost our supply of handpieces for cardiac laser therapy resulting from a manufacturing location change at our supplier that ultimately required a Premarket Approval (“PMA”) supplement and FDA approval before handpiece manufacturing and distribution could resume. Even though the FDA approved the PMA-S, our supplier was unable to fully resume production due to factors outside of our control. Due to these and other supplier issues, we had virtually no supply of handpieces during the first three quarters of 2021. Although handpiece supply resumed on a limited basis during the last quarter of 2021, we remain dependent on a sole-source manufacturer for these handpieces.

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

Our aortic stent graft systems consist of two main product components: the stent graft and the delivery system. The stent graft is manufactured from several different raw materials that are manufactured internally or at various external suppliers, including single suppliers. The delivery systems we manufacture are comprised of several different raw materials and subassemblies. Our internal manufacturing processes include injection molding and machining of plastic parts, suturing of stent grafts, processing of Nitinol, and weaving of textiles. Our conventional polyester grafts consist of two main product components: polyester fabric and collagen coating. The polyester fabric is woven from a few different yarns that are supplied by an external supplier. The collagen suspension we manufacture is comprised of a collagenous tissue that is supplied by a single supplier. The conventional ePTFE grafts we manufacture are comprised of various raw materials supplied by several suppliers. For some products the ePTFE grafts are heparin coated. For these products, the heparin suspension we manufacture is comprised of a heparin solution that is also supplied by an external supplier.

We also conduct all of our own manufacturing operations at three facilities: Austin, Texas for On-X products, Hechingen, Germany for internally manufactured aortic stent grafts, and Kennesaw, Georgia for BioGlue, PerClot, PhotoFix, and tissue preservation services. The AMDS product is solely manufactured by a supplier in Charlotte, North Carolina, the CardioGensis handpieces are solely manufactured by a supplier in Merrilville, Indiana, and the NEXUS product is solely manufactured by Endospan in Herzlia, Israel. If one of these facilities ceases operations temporarily or permanently, for any reason including a pandemic or climate change related event, our business could be substantially disrupted.

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

•On September 2, 2020 we acquired 100% of the outstanding shares of Ascyrus Medical LLC (“Ascyrus”), the developer of the Ascyrus Medical Dissection Stent (“AMDS”); and

•On July 28, 2021 we entered into various agreements with Baxter International, Inc. (“Baxter”) and Starch Medical, Inc. (“SMI”) related to the sale of our PerClot assets to Baxter and the termination of our existing material agreements with SMI (collectively the “Baxter Transaction”).

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

•Bring acquired products to the US market, including our acquired aortic stent grafts;

•Harness the aortic stent graft product pipeline and our research and development capabilities;

•Obtain regulatory approvals in relevant markets, including our ability to timely obtain FDA PMA for PerClot as contemplated under the terms of the Baxter Transaction, to obtain Conformité Européene Mark (“CE Mark”) product certification for pipeline products, and to obtain or maintain certification for pipeline and current products at all, and obtain timely CE Mark recertification for BioGlue;

•Execute on development and clinical trial timelines for acquired products;

•Manage global inventories, including our ability to manage inventories for product lines with large numbers of product configurations and manage manufacturing and demand cycles to avoid excess inventory obsolescence due to shelf life expiration, particularly for processed tissues and aortic stent grafts;

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

•Intellectual property risks associated with the adoption of a new corporate identity and trade dress; and

•Loss of brand equity associated with our legacy brands, including our CryoLife and JOTEC brands that will become less prominent over time.

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

In 2019, our notified body in the UK, Lloyd’s Register Quality Assurance Limited (“LRQA”), informed us that it would no longer provide Notified Body services for medical devices effective September 2019.  The governing German competent authority, the Regierungspraesidium-Tubingen, granted us an extended grace period until December 31, 2021 to transfer LRQA-issued certifications for BioGlue and PhotoFix to a new Notified Body.  We are currently in the process of transferring BioGlue and PhotoFix to our new Notified Body, DEKRA.  While positive progress has been made, DEKRA has been unable to complete the registration and the renewal of our BioGlue CE Mark because DEKRA has been unable to complete its last audit, a Phase 2 onsite audit, due to COVID-19 restrictions on travel, staffing shortages, and workload related to the transition to the MDR. We are currently requesting derogations from certain individual European countries to allow us to continue to commercialize BioGlue in those countries until we can complete the certification process with DEKRA. Failure to timely obtain key derogations in certain countries, or any other delays in this transition, may have a material adverse effect on our ability to supply demand in affected jurisdictions, have a material, adverse impact on our business, and may also impact our Medical Device Single Audit Program (“MDSAP”) certifications. Failure to timely obtain new MDSAP certifications following their expiration may impact our ability to distribute covered products in Australia, Brazil, Canada, and Japan.

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

We are currently seeking regulatory approval for BioGlue in China, where the Chinese regulatory body has made additional requests, and expressed several concerns, related to the application. We have obtained an extension of time until February 2024 in which to secure approval for BioGlue in China. If we cannot obtain approval by then or the costs to do so are prohibitive, we ultimately may be unable to see BioGlue in China.

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

Our relationships with physicians, hospitals, and other healthcare providers are subject to scrutiny under various US and international bribery, anti-kickback, false claims, privacy, transparency, and similar laws, often referred to collectively as “healthcare compliance laws.” Healthcare compliance laws are broad, sometimes ambiguous, complex, and subject to change and changing interpretations. The ongoing war in Ukraine and the current and future sanctions imposed on Russia and others as a result may exacerbate these risks. See also Part I, Item 1A, “Risk Factors – Business and Economic Risks - We are subject to a variety of risks due to our international operations and continued global expansion.” Possible sanctions for violation of these healthcare compliance laws include fines, civil and criminal penalties, exclusion from government healthcare programs, and despite our compliance efforts, we face the risk of an enforcement activity or a finding of a violation of these laws.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  The following table provides information about purchases by us during the three months ended March 31, 2022 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number
			of Common Shares	Dollar Value
	Total Number of		Purchased as	of Common Shares
	Common Shares	Average Price	Part of Publicly	That May Yet Be
	and Common Stock	Paid per	Announced	Purchased Under the
Period	Units Purchased	Common Share	Plans or Programs	Plans or Programs
01/01/22 - 01/31/22	--	$--	--	$--
02/01/22 - 02/28/22	61,891	17.80	--	--
03/01/22 - 03/31/22	29,352	21.39	--	--
Total	91,243	$18.95	--	$--

The common shares purchased during the three months ended March 31, 2022 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

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
3.2

Delaware Certificate of Amendment of Certificate of Incorporation, effective January 18, 2022. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 20, 2022).

3.3	Amended and Restated Bylaws of Artivion, Inc., a Delaware Corporation (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 20, 2022).
10.1†*	Form of Artivion, Inc. Equity and Cash Incentive Plan Option Award Agreement
10.2†*	Form of Artivion, Inc. Equity and Cash Incentive Plan PSU Award Agreement
10.3†*	Form of Artivion, Inc. Equity and Cash Incentive Plan Restricted Stock Unit Award Agreement
10.4†*	Form of Artivion, Inc. Equity and Cash Incentive Plan Special PSU Award Agreement
31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant To 18 USC. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101

_________________________

*Filed herewith.

**Furnished herewith.

†Indicates management contract or compensatory plan or arrangement

NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTIVION, INC.
(Registrant)

/s/ J. PATRICK MACKIN	/s/ D. ASHLEY LEE
---------------------------------------	----------------------------------
J. PATRICK MACKIN	D. ASHLEY LEE
Chairman, President, and	Executive Vice President, and
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and
Accounting Officer)

May 6, 2022

------------------------

DATE