Form 10-Q
period 2022-06-30
ARTIVION, INC.
filed 2022-08-05
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2022
Common Stock, $0.01 par value	40,316,054

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Products	$58,936	$56,076	$116,478	$109,421
Preservation services	21,404	20,072	41,075	37,814
Total revenues	80,340	76,148	157,553	147,235

Cost of products and preservation services:
Products	18,230	16,178	35,638	31,089
Preservation services	9,938	9,457	19,024	17,795
Total cost of products and preservation services	28,168	25,635	54,662	48,884

Gross margin	52,172	50,513	102,891	98,351

Operating expenses:
General, administrative, and marketing	38,983	40,830	77,938	79,468
Research and development	8,648	8,360	18,776	16,114
Total operating expenses	47,631	49,190	96,714	95,582

Operating income	4,541	1,323	6,177	2,769

Interest expense	4,101	4,855	8,049	8,895
Interest income	(30)	(18)	(46)	(42)
Other expense (income), net	3,770	(1,331)	3,903	600

Loss before income taxes	(3,300)	(2,183)	(5,729)	(6,684)
Income tax expense (benefit)	959	(5)	1,919	(1,368)

Net loss	$(4,259)	$(2,178)	$(7,648)	$(5,316)

Loss per share:
Basic	$(0.11)	$(0.06)	$(0.19)	$(0.14)
Diluted	$(0.11)	$(0.06)	$(0.19)	$(0.14)

Weighted-average common shares outstanding:
Basic	40,031	38,943	39,941	38,841
Diluted	40,031	38,943	39,941	38,841

Net loss	$(4,259)	$(2,178)	$(7,648)	$(5,316)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(14,796)	2,973	(18,571)	(7,317)
Comprehensive (loss) income	$(19,055)	$795	$(26,219)	$(12,633)
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,382	$55,010
Trade receivables, net	57,558	53,019
Other receivables	7,995	5,086
Inventories, net	74,318	76,971
Deferred preservation costs, net	44,785	42,863
Prepaid expenses and other	15,390	14,748
Total current assets	240,428	247,697

Goodwill	240,939	250,000
Acquired technology, net	154,866	166,994
Operating lease right-of-use assets, net	42,659	45,714
Property and equipment, net	36,268	37,521
Other intangibles, net	32,470	34,502
Deferred income taxes	9,916	2,357
Other assets	7,318	8,267
Total assets	$764,864	$793,052

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,545	$10,395
Accrued compensation	9,732	13,163
Accrued expenses	7,842	7,687
Taxes payable	4,709	3,634
Accrued procurement fees	2,130	3,689
Current maturities of operating leases	3,207	3,149
Current portion of long-term debt	1,590	1,630
Other liabilities	1,891	1,606
Total current liabilities	41,646	44,953

Long-term debt	306,941	307,493
Contingent consideration	44,400	49,400
Non-current maturities of operating leases	42,141	44,869
Non-current finance lease obligation	3,766	4,374
Deferred income taxes	32,609	28,799
Deferred compensation liability	5,154	5,952
Other liabilities	6,698	6,484
Total liabilities	$483,355	$492,324

Commitments and contingencies

Shareholders' equity:
Preferred stock	—	—
Common stock (issued shares of 41,744 in 2022 and 41,397 in 2021)	417	414
Additional paid-in capital	329,871	322,874
Retained (deficit) earnings	(5,673)	1,975
Accumulated other comprehensive loss	(28,458)	(9,887)
Treasury stock, at cost, 1,487 shares as of June 30, 2022 and December 31, 2021	(14,648)	(14,648)
Total shareholders' equity	281,509	300,728

Total liabilities and shareholders' equity	$764,864	$793,052
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Net cash flows from operating activities:
Net loss	$(7,648)	$(5,316)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	11,497	11,999
Non-cash compensation	6,100	4,595
Non-cash lease expense	3,803	3,575
Write-down of inventories and deferred preservation costs	2,177	2,988
Change in fair value of contingent consideration	(5,000)	4,270
Deferred income taxes	(1,611)	(4,269)
Other	940	2,174
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(205)	(2,076)
Inventories and deferred preservation costs	(3,653)	(11,712)
Receivables	(9,635)	(5,454)
Accounts payable, accrued expenses, and other liabilities	(5,677)	(1,166)
Net cash flows used in operating activities	(8,912)	(392)

Net cash flows from investing activities:
Capital expenditures	(4,055)	(7,249)
Other	(939)	205
Net cash flows used in investing activities	(4,994)	(7,044)

Net cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	2,318	2,321
Payment of debt issuance costs	—	(2,219)
Redemption and repurchase of stock to cover tax withholdings	(1,739)	(1,831)
Repayment of term loan	(1,370)	(1,405)
Other	(241)	(603)
Net cash flows used in financing activities	(1,032)	(3,737)

Effect of exchange rate changes on cash and cash equivalents	310	242
Decrease in cash and cash equivalents	(14,628)	(10,931)

Cash and cash equivalents beginning of period	55,010	61,958
Cash and cash equivalents end of period	$40,382	$51,027
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2022	41,688	$417	$326,799	$(1,414)	$(13,662)	(1,487)	$(14,648)	$297,492
Net loss	—	—	—	(4,259)	—	—	—	(4,259)
Other comprehensive loss	—	—	—	—	(14,796)	—	—	(14,796)
Equity compensation	57	—	3,081	—	—	—	—	3,081
Redemption and repurchase of stock to cover tax withholdings	(1)	—	(9)	—	—	—	—	(9)
Balance at June 30, 2022	41,744	$417	$329,871	$(5,673)	$(28,458)	(1,487)	$(14,648)	$281,509

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	41,397	$414	$322,874	$1,975	$(9,887)	(1,487)	$(14,648)	$300,728
Net loss	—	—	—	(7,648)	—	—	—	(7,648)
Other comprehensive loss	—	—	—	—	(18,571)	—	—	(18,571)
Equity compensation	262	2	6,419	—	—	—	—	6,421
Exercise of options	140	2	1,678	—	—	—	—	1,680
Employee stock purchase plan	37	—	638	—	—	—	—	638
Redemption and repurchase of stock to cover tax withholdings	(92)	(1)	(1,738)	—	—	—	—	(1,739)
Balance at June 30, 2022	41,744	$417	$329,871	$(5,673)	$(28,458)	(1,487)	$(14,648)	$281,509
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (continued)
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2021	40,585	$406	$301,449	$13,671	$(3,547)	(1,487)	$(14,648)	$297,331
Net loss	—	—	—	(2,178)	—	—	—	(2,178)
Other comprehensive income	—	—	—	—	2,973	—	—	2,973
Equity compensation	37	—	2,267	—	—	—	—	2,267
Exercise of options	121	1	1,459	—	—	—	—	1,460
Redemption and repurchase of stock to cover tax withholdings	(1)	—	(18)	—	—	—	—	(18)
Balance at June 30, 2021	40,742	$407	$305,157	$11,493	$(574)	(1,487)	$(14,648)	$301,835

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	40,394	$404	$316,192	$20,022	$6,743	(1,487)	$(14,648)	$328,713
Net loss	—	—	—	(5,316)	—	—	—	(5,316)
Other comprehensive loss	—	—	—	—	(7,317)	—	—	(7,317)
Impact of adoption of ASU 2020-06	—	—	(16,426)	(3,213)	—	—	—	(19,639)
Equity compensation	244	2	4,902	—	—	—	—	4,904
Exercise of options	140	1	1,730	—	—	—	—	1,731
Employee stock purchase plan	37	1	589	—	—	—	—	590
Redemption and repurchase of stock to cover tax withholdings	(73)	(1)	(1,830)	—	—	—	—	(1,831)
Balance at June 30, 2021	40,742	$407	$305,157	$11,493	$(574)	(1,487)	$(14,648)	$301,835

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three and six months ended, June 30, 2022 and 2021 have been prepared in accordance with (i) accounting principles generally accepted in the US for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by accounting principles generally accepted in the US for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2021. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the US, which require us to make estimates and assumptions. We did not experience any significant changes during the three and six months ended June 30, 2022 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2021.
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

2.    Financial Instruments
The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

June 30, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,025	$—	$—	$10,025
Total assets	$10,025	$—	$—	$10,025

Long-term liabilities:
Contingent consideration	—	—	(44,400)	(44,400)
Total liabilities	$—	$—	$(44,400)	$(44,400)

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,015	$—	$—	$10,015
Total assets	$10,015	$—	$—	$10,015

Long-term liabilities:
Contingent consideration	—	—	(49,400)	(49,400)
Total liabilities	$—	$—	$(49,400)	$(49,400)
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds.
On September 2, 2020 we entered into a Securities Purchase Agreement to acquire 100% of the outstanding equity interests of Ascyrus Medical LLC (“Ascyrus”). Ascyrus developed the AMDS, the world’s first aortic arch remodeling device for use in the treatment of acute Type A aortic dissections. As part of the acquisition, we may be required to pay additional consideration in cash of up to $100.0 million to the former shareholders of Ascyrus upon the achievement of certain milestones and the sales-based additional earn-out.
The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 12% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of June 30, 2022. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We performed an assessment of the fair value of the contingent consideration and recorded income of $3.2 million and $5.0 million for the three and six months ended June 30, 2022, respectively, and expense of $3.3 million and $4.3 million for the three and six months ended June 30, 2021, respectively, in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, as a result of this assessment.

The fair value of the contingent consideration component of the Ascyrus acquisition was updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$(49,400)
Change in valuation	5,000
Balance as of June 30, 2022	$(44,400)
3.    Cash Equivalents
The following is a summary of cash equivalents (in thousands):

June 30, 2022	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$10,025	$—	$10,025
Total assets	$10,025	$—	$10,025

December 31, 2021	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$10,015	$—	$10,015
Total assets	$10,015	$—	$10,015
There were no gross realized gains or losses on cash equivalents for the three and six months ended June 30, 2022 and 2021.
4.    Inventories, net and Deferred Preservation Costs
Inventories at June 30, 2022 and December 31, 2021 were comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials and supplies	$34,565	$35,780
Work-in-process	11,856	9,712
Finished goods	27,897	31,479
Total inventories, net	$74,318	$76,971
To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves and aortic stent grafts at international hospital locations. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of June 30, 2022 we had $14.2 million in consignment inventory, with approximately 39% in domestic locations and 61% in international locations. As of December 31, 2021 we had $12.9 million in consignment inventory, with approximately 43% in domestic locations and 57% in international locations.
Total deferred preservation costs were $44.8 million and $42.9 million as of June 30, 2022 and December 31, 2021, respectively.
Inventory and deferred preservation costs obsolescence reserves were $2.6 million and $3.2 million as of June 30, 2022 and December 31, 2021, respectively.

5.    Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
As of June 30, 2022 and December 31, 2021 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	June 30, 2022	December 31, 2021
Goodwill	$240,939	$250,000
In-process R&D	2,025	2,208
Procurement contracts and agreements	2,013	2,013
Trademarks	226	66
We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We did not record any impairment of indefinite lived intangible assets during the three and six months ended June 30, 2022. In-process research and development, procurement contracts and agreements, and trademarks are included in Other intangibles, net on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future. We believe that our trademarks have indefinite useful lives as we currently anticipate that our trademarks will contribute to our cash flows indefinitely.
We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of June 30, 2022 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.
As of June 30, 2022 and December 31, 2021 the carrying value of goodwill, all of which is related to our Medical devices segment, is as follows (in thousands):

Medical Devices Segment
Balance as of December 31, 2021	$250,000
Foreign currency translation	(9,061)
Balance as of June 30, 2022	$240,939

Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. As of June 30, 2022 and December 31, 2021 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands):

June 30, 2022	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$205,124	$50,258	$154,866	17.7
Other intangibles:
Customer lists and relationships	30,981	10,332	20,649	20.6
Distribution and manufacturing rights and know-how	9,031	4,798	4,233	5.0
Patents	4,136	3,160	976	17.0
Other	4,403	2,055	2,348	4.5
Total other intangibles	$48,551	$20,345	$28,206	10.7

December 31, 2021	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$213,626	$46,632	$166,994	17.7
Other intangibles:
Customer lists and relationships	31,148	9,618	21,530	20.5
Distribution and manufacturing rights and know-how	9,847	4,308	5,539	5.0
Patents	4,083	3,144	939	17.0
Other	3,969	1,762	2,207	4.4
Total other intangibles	$49,047	$18,832	$30,215	10.6
Amortization Expense
The following is a summary of amortization expense as recorded in General, administrative, and marketing expenses on our Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$3,905	$4,238	$7,989	$8,498
As of June 30, 2022 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2022	2023	2024	2025	2026	2027	Total
Amortization expense	$7,437	14,662	14,302	12,452	12,233	12,113	$73,199

6.    Income Taxes
Income Tax Expense
Our effective income tax rate was an expense of 29% and 34% for the three and six months ended June 30, 2022, respectively, as compared to a benefit of under 1% and 20% for the three and six months ended June 30, 2021, respectively. Our income tax rate for the three and six months ended June 30, 2022 was primarily impacted by changes in our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax shortfalls on stock compensation. Our income tax rate for the three and six months ended June 30, 2021 was primarily impacted by non-deductible executive compensation, changes in our valuation allowance against our net deferred tax assets, changes in our uncertain tax position liabilities, the research and development tax credit, and excess tax benefits on stock compensation.
Deferred Income Taxes
We generate deferred tax assets primarily as a result of finance leases, net operating losses, amortization of research and development expenses, excess interest carryforward, stock compensation, and accrued compensation. Our deferred tax liabilities are primarily made up of intangible assets acquired in previous years, finance leases, and unrealized gains and losses.
We maintained a net deferred tax liability of $22.7 million and $26.4 million as of June 30, 2022 and December 31, 2021, respectively. Our valuation allowance against our deferred tax assets was $16.2 million and $13.3 million as of June 30, 2022 and December 31, 2021, respectively, primarily related to net operating loss carryforwards and disallowed excess interest carryforwards.
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
On June 1, 2021 we began occupancy of the newly constructed addition to our leased international headquarters located in Hechingen, Germany. This lease resulted in an increase in the present value of future lease obligations and corresponding right-of-use asset of $9.8 million, using a discount rate of 5.46%.

Information related to leases included in the Condensed Consolidated Balance Sheets is as follows (in thousands, except lease term and discount rate):

Operating leases:	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$56,376	$58,097
Accumulated amortization	(13,717)	(12,383)
Operating lease right-of-use assets, net	$42,659	$45,714

Current maturities of operating leases	$3,207	$3,149
Non-current maturities of operating leases	42,141	44,869
Total operating lease liabilities	$45,348	$48,018

Finance leases:
Property and equipment, at cost	$6,200	$6,759
Accumulated amortization	(2,180)	(2,105)
Property and equipment, net	$4,020	$4,654

Current maturities of finance leases	$489	$528
Non-current maturities of finance leases	3,766	4,374
Total finance lease liabilities	$4,255	$4,902

Weighted average remaining lease term (in years):
Operating leases	12.3	12.5
Finance leases	8.4	8.8

Weighted average discount rate:
Operating leases	5.9%	5.8%
Finance leases	2.0%	2.0%
Current maturities of finance leases are included as a component of Other current liabilities on our Condensed Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, administrative, and marketing expenses on our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of property and equipment	$131	$155	$268	$310
Interest expense on finance leases	22	28	47	57
Total finance lease expense	153	183	315	367
Operating lease expense	1,883	1,809	3,803	3,575
Sublease income	(91)	(92)	(183)	(216)
Total lease expense	$1,945	$1,900	$3,935	$3,726

A summary of our cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows for operating leases	$3,210	$2,957
Financing cash flows for finance leases	244	306
Operating cash flows for finance leases	44	57
Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance Leases	Operating Leases	Sublease Income
Remainder of 2022	$268	$2,506	$122
2023	575	5,606	—
2024	570	6,198	—
2025	549	5,124	—
2026	531	4,703	—
Thereafter	2,127	41,447	—
Total minimum lease payments	$4,620	$65,584	$122
Less amount representing interest	(365)	(20,236)
Present value of net minimum lease payments	4,255	45,348
Less current maturities	(489)	(3,207)
Lease liabilities, less current maturities	$3,766	$42,141
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
On June 2, 2021 we entered into an amendment to our Credit Agreement to extend the maturity dates of our Term Loan and Revolving Credit Facility. As part of the amendment, the maturity dates of both our Term Loan and Revolving Credit Facility were each extended by two and one-half years, until June 1, 2027 and June 1, 2025, respectively, subject to earlier springing maturities triggered if our 4.25% Convertible Senior Notes, described below, remain outstanding on April 1, 2025 and December 31, 2024, respectively. With respect to the Term Loan, if the Convertible Senior Notes remain outstanding on April 1, 2025, the Term Loan’s maturity date will be April 1, 2025, or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 91 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2027. In the case of the Revolving Credit Facility, if the Convertible Senior Notes are still outstanding on December 31, 2024, the Revolving Credit Facility’s maturity date will be either December 31, 2024 or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 182 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2025. Under the amendment, the Term Loan Facility bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.50%, or LIBOR, plus a margin of 3.50%. Prior to the amendment, the optional floating annual rate was equal to either the base rate plus a margin of 2.25%, or LIBOR, plus a margin of 3.25%. We paid debt issuance costs of $2.1 million, of which $1.8 million will be amortized over the life of the Term Loan Facility and included in current and long-term debt on the Condensed Consolidated Balance Sheets. The remaining $361,000 of debt issuance costs and $474,000 of non-cash debt extinguishment costs were recorded in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 the Credit Agreement contains certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. Beginning in 2021 if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable. We are in compliance with our debt covenants as of June 30, 2022.
Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of June 30, 2022. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of June 30, 2022 was approximately $107.0 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes $1.2 million and $2.5 million for the three and six months ended June 30, 2022, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2021, respectively, related to the aggregate of the contractual coupon interest, and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. As of June 30, 2022 there were $2.2 million of unamortized debt issuance costs related to Convertible Senior Notes.
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

Loan Balances
The short-term and long-term balances of our term loan and other long-term borrowings were as follows (in thousands):

	June 30, 2022	December 31, 2021
Term loan balance	$214,875	$216,000
Convertible senior notes	100,000	100,000
2.45% Sparkasse Zollernalb (KFW Loan 1)	403	566
1.40% Sparkasse Zollernalb (KFW Loan 2)	844	1,061
Total loan balance	316,122	317,627
Less unamortized loan origination costs	(7,591)	(8,504)
Net borrowings	308,531	309,123
Less short-term loan balance	(1,590)	(1,630)
Long-term loan balance	$306,941	$307,493
Interest Expense
Interest expense was $4.1 million and $8.0 million for the three and six months ended June 30, 2022, respectively, as compared to $4.9 million and $8.9 million for the three and six months ended June 30, 2021, respectively.
9.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of June 30, 2022 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
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
•CardioGenesis cardiac laser console trials and sales – CardioGenesis cardiac trialed laser consoles are delivered under separate agreements.

For the three and six months ended June 30, 2022 and 2021 the sources of revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic hospitals	$39,508	$38,932	$76,501	$75,161
International hospitals	27,235	27,638	55,649	53,765
International distributors	12,152	9,504	23,216	18,146
CardioGenesis cardiac laser therapy	1,445	74	2,187	163
Total sources of revenue	$80,340	$76,148	$157,553	$147,235
Also see segment disaggregation information in Note 13 below.
Contract Balances
We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra Design Engineering product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of June 30, 2022 and 2021.
We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of June 30, 2022 and 2021 was not material.
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
Equity Grants
During the six months ended June 30, 2022 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 509,000 shares and had an aggregate grant date fair value of $9.4 million.
During the six months ended June 30, 2021 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee directors, RSUs to certain employees, and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 487,000 shares and had an aggregate grant date fair value of $12.3 million.
The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 314,000 and 226,000 shares to certain Company officers during the six months ended June 30, 2022 and 2021, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.
Employees purchased common stock totaling 37,000 shares in both the six months ended June 30, 2022 and 2021 through the ESPP.

Stock Compensation Expense
The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Stock Options	ESPP	Stock Options	ESPP
Expected life	N/A	0.5 Years	5.0 Years	0.5 Years
Expected stock price volatility	N/A	0.31	0.40	0.31
Risk-free interest rate	N/A	0.22%	1.89%	0.22%
The following table summarizes total stock compensation expenses prior to the capitalization of amounts into Deferred preservation and Inventory costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSA, RSU, and PSU expense	$2,470	$1,695	$5,238	$3,745
Stock option and ESPP expense	611	572	1,183	1,159
Total stock compensation expense	$3,081	$2,267	$6,421	$4,904
Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $147,000 and $321,000 in the three and six months ended June 30, 2022, respectively, and $152,000 and $309,000 in the three and six months ended June 30, 2021, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.
12.    Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic loss per common share	2022	2021	2022	2021
Net loss	$(4,259)	$(2,178)	$(7,648)	$(5,316)
Net loss allocated to participating securities	21	14	39	36
Net loss allocated to common shareholders	$(4,238)	$(2,164)	$(7,609)	$(5,280)

Basic weighted-average common shares outstanding	40,031	38,943	39,941	38,841
Basic loss per common share	$(0.11)	$(0.06)	$(0.19)	$(0.14)

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted loss per common share	2022	2021	2022	2021
Net loss	$(4,259)	$(2,178)	$(7,648)	$(5,316)
Net loss allocated to participating securities	21	14	39	36
Net loss allocated to common shareholders	$(4,238)	$(2,164)	$(7,609)	$(5,280)

Diluted weighted-average common shares outstanding	40,031	38,943	39,941	38,841
Diluted loss per common share	$(0.11)	$(0.06)	$(0.19)	$(0.14)
We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three and six months ended June 30, 2022 and 2021 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss.
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

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Medical devices	$58,936	$56,076	$116,478	$109,421
Preservation services	21,404	20,072	41,075	37,814
Total revenues	80,340	76,148	157,553	147,235

Cost of products and preservation services:
Medical devices	18,230	16,178	35,638	31,089
Preservation services	9,938	9,457	19,024	17,795
Total cost of products and preservation services	28,168	25,635	54,662	48,884

Gross margin:
Medical devices	40,706	39,898	80,840	78,332
Preservation services	11,466	10,615	22,051	20,019
Total gross margin	$52,172	$50,513	$102,891	$98,351
The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Products:
Aortic stent grafts	$23,833	$21,064	$49,339	$41,269
Surgical sealants	15,967	17,864	31,648	35,692
On-X	16,255	14,726	30,626	27,821
Other	2,881	2,422	4,865	4,639
Total products	58,936	56,076	116,478	109,421

Preservation services	21,404	20,072	41,075	37,814
Total revenues	$80,340	$76,148	$157,553	$147,235

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
We reported quarterly revenues of $80.3 million for the three months ended June 30, 2022, a 6% increase from the three months ended June 30, 2021. The increase in revenues for the three months ended June 30, 2022 was primarily due to increases in aortic stent grafts revenues, preservation service revenues, and On-X product revenues, partially offset by decreases in surgical sealants and other product revenues.
See the “Results of Operations” section below for additional analysis of the three and six months ended June 30, 2022.
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
Although we have scaled back many of our COVID-19 mitigation efforts, we continue to monitor the impact of the pandemic and the emergence of new variants on our business and recognize that COVID-19 and its effects could continue to negatively impact our business and results of operations during the remainder of 2022 and beyond. As an example, the COVID-19 pandemic has impacted certain aspects of the global supply chain and resulted in supply chain inflation. Although we have yet to experience any material effects of this impact on our supply chain or operations, we face an increasing risk that upstream disruptions may occur or worsen. As global economies continue to recover from the COVID-19 downturn, the expiration of COVID-19 related hiring freezes, increased opportunities for remote work, and increasing compensation pressure have resulted in competition for talent and an unprecedented number of retirements or career changes. The resulting worker shortages at all levels have impacted supply chains, distribution channels, and employers’ and our own ability to adequately staff operations. These shortages to date, including a shortage of trained staff capable of meeting the increased demand associated with releasing quarantined tissue, have impacted, and may impact our operations going forward. Hospitals and other healthcare providers have also experienced staffing shortages impacting our business including increased restrictions on elective and non-emergent procedures, restrictions on access to healthcare facilities, cancellation of elective procedures, and the re-allocation of scarce resources to some critically ill patients. New variants of COVID-19 continue to emerge around the globe, increasing the case numbers and short-term quarantines which can each further impact our workforce and those of our customers and suppliers.
The extent to which our operations and financial performance will be impacted by the pandemic for the remainder of 2022 and beyond will depend largely on future developments, including changes in hospital utilization rates and staffing, prevalence and severity of new variants and their impact on case numbers and short-term quarantines, the impact of vaccines on the spread of COVID-19 and its variants, global availability and acceptance of vaccines and their effectiveness against variants, disruptions to workforce availability, and any continuing impact on the global supply chain. If COVID-19 or its variants become more contagious, if efforts to further contain the effects of COVID-19 or its variants, including vaccine availability, are unsuccessful, if COVID-19, its variants, or disruptions to the global supply chain impact our supply chain or employee availability or productivity, or if we continue to experience periods of uncertainty due to COVID-19 or its variants, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows.
See the “Risk Factors” identified in Part II, Item 1A of this form 10-Q for risks related to COVID-19.
New Accounting Pronouncements
See Note 1 of “Notes to Condensed Consolidated Financial Statements” identified in Part I, Item I of this form 10-Q for further discussion of new accounting standards that have been adopted.
Results of Operations
(Tables in thousands)
Revenues

	Revenues for the Three Months Ended June 30,		Percent Change From Prior Year	Revenues as a Percentage of Total Revenues for the Three Months Ended June 30,
	2022	2021		2022	2021
Products:
Aortic stent grafts	$23,833	$21,064	13%	30%	28%
Surgical sealants	15,967	17,864	(11)%	20%	24%
On-X	16,255	14,726	10%	20%	19%
Other	2,881	2,422	19%	3%	3%
Total products	58,936	56,076	5%	73%	74%

Preservation services	21,404	20,072	7%	27%	26%
Total	$80,340	$76,148	6%	100%	100%

	Revenues for the Six Months Ended June 30,		Percent Change From Prior Year	Revenues as a Percentage of Total Revenues for the Six Months Ended June 30,
	2022	2021		2022	2021
Products:
Aortic stent grafts	$49,339	$41,269	20%	31%	28%
Surgical sealants	31,648	35,692	(11)%	20%	24%
On-X	30,626	27,821	10%	20%	19%
Other	4,865	4,639	5%	3%	3%
Total products	116,478	109,421	6%	74%	74%

Preservation services	41,075	37,814	9%	26%	26%
Total	$157,553	$147,235	7%	100%	100%
Revenues increased 6% and 7% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. The increase in revenues for the three months ended June 30, 2022 was due to an increase in revenues from aortic stent grafts, On-X products, preservation services, and other products, partially offset by a decrease in revenues from surgical sealants. The increase in revenues for the six months ended June 30, 2022 was due to an increase in revenues from aortic stent grafts, preservation services, On-X products, and other products, partially offset by a decrease in revenues from surgical sealants. Excluding the effects of foreign exchange, revenues increased 9% and 10% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. Revenues for the three and six months ended June 30, 2022 and 2021 were negatively impacted in certain regions by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due to the COVID-19 pandemic. A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2022 is presented below.
Products

Revenues from products increased 5% and 6% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. The increase for the three and six months ended June 30, 2022 was due to an increase in revenues from aortic stent grafts, On-X products, and other products, partially offset by a decrease in revenues in surgical sealants. A discussion of the changes in product revenues for aortic stent grafts, surgical sealants, On-X products, and other product revenues is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars, with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, the US Dollar strengthened in comparison to major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.
Aortic Stent Grafts
Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, synthetic vascular grafts, and original equipment manufacturing (“OEM”) aortic stent grafts products. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, E-vita Thoracic 3G, and E-nya products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Aortic stent grafts are used in endovascular and open vascular surgery for the treatment of complex aortic arch, thoracic, and abdominal aortic diseases. Our aortic stent grafts are primarily distributed in international markets.

Revenues from aortic stent grafts increased 13% and 20% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021.

Revenues from aortic stent grafts, excluding OEM, increased 16% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This increase was primarily due to an increase in units sold, which increased revenues by 22%, and an increase in average sales prices, which increased revenues by 3%, partially offset by the effect of foreign exchange rates, which decreased revenues by 9%.

Revenues from aortic stent grafts, excluding OEM, increased 21% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase was primarily due to an increase in the volume of units sold, which increased revenues by 20%, and an increase in average sales prices, which increased revenues by 10%, partially offset by the effect of foreign exchange rates, which decreased revenues by 9%.

On a constant currency basis, revenues from aortic stent grafts, excluding OEM, increased 26% and 31% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. The increase in revenues was partially due to improved conditions from the COVID-19 pandemic for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. Revenues for the three and six months ended June 30, 2022 increased primarily in Europe, the Middle East, and Africa (collectively, "EMEA") and Asia Pacific ("APAC"). The revenue increase in EMEA was primarily due to buying patterns in certain direct and indirect markets. The revenue increase in APAC was primarily due to an increase in sales of newly launched aortic stent grafts and distributor buying patterns in certain markets. OEM sales of aortic stent grafts accounted for less than 1% of product revenues for the three and six months ended June 30, 2022 and 2021.
Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants decreased 11% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This decrease was primarily due to a decrease in volume of milliliters sold, which decreased revenues by 9%, and the effect of foreign exchange rates, which decreased revenues by 2%.

Revenues from the sales of surgical sealants decreased 11% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This decrease was primarily due to a decrease in volume of milliliters sold, which decreased revenues by 11%, and the effect of foreign exchange rates, which decreased revenues by 2%, partially offset by an increase in average sales prices, which increased revenues by 2%.

On a constant currency basis, revenues from sales of surgical sealants decreased 9% and 10% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021 primarily due to revenue decreases in North America and EMEA. During the three and six months ended June 30, 2021 revenues from the sales of surgical sealants in North America were larger than in the three and six months ended June 30, 2022 primarily due to inventory restocking orders placed in the first half of 2021 as hospitals experienced reduced impact from the COVID-19 pandemic and began resuming more normal operations. Revenues were negatively impacted during the first quarter of 2022 due to delays and cancellations of some surgical procedures due to hospital staffing challenges as a result of a new COVID-19 variant.

The decrease in surgical sealant revenue in EMEA during the three and six months ended June 30, 2022 was primarily due to temporary commercialization restrictions resulting from the expiration of our BioGlue CE Mark during our transition to a new notified body. During this transition period, we have requested, and certain countries have granted, derogations to allow us to continue to commercialize BioGlue in those countries until we can complete our transition to a new notified body. We currently anticipate completing this transition and the renewal of our BioGlue CE Mark in the third or fourth quarter of 2022. See Part II, Item 1A, “Risk Factors—Industry Risks— Our products and tissues are highly regulated and subject to significant quality and regulatory risks.” for further background on our transition to a new notified body; see also, Part II, Item 1A, “Risk Factors—Operational Risks— We may not be successful in obtaining necessary clinical results or regulatory clearances/approvals for new and existing products and services, and our approved products and services may not achieve market acceptance.”

Domestic revenues from surgical sealants accounted for 51% and 50% of total surgical sealant revenues for the three and six months ended June 30, 2022, respectively, and 54% and 53% of total surgical sealant revenues for the three and six months ended June 30, 2021, respectively.

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
On-X product revenues increased 10% for both the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021.

On-X product revenues, excluding OEM, increased 11% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This increase was primarily due to an increase in volume of units sold, which increased revenues by 9%, and an increase in average sales prices, which increased revenues by 3%, partially offset by the effect of foreign exchange rates, which decreased revenues by 1%.

On-X product revenues, excluding OEM, increased 10% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase was primarily due to an increase in volume of units sold, which increased revenues by 9%, and an increase in average sales prices, which increased revenues by 2%, partially offset by the effect of foreign exchange rates, which decreased revenues by 1%.

On a constant currency basis, On-X revenues, excluding OEM, increased 13% and 12% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. The increase in revenues in the three and six months ended June 30, 2022 was primarily due to revenue increases in North America, Latin America and EMEA. The revenue increases in these markets were partially due to improved conditions from the COVID-19 pandemic for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. The increase in revenues in North America was also impacted by increases in market share. The increase in revenues in Latin America was also impacted by market penetration in certain regions. The increase in revenues in EMEA was also primarily impacted by increase of shipments in direct markets. On-X OEM sales accounted for less than 1% of product revenues for both the three and six months ended June 30, 2022 and 2021.
Other
Other revenues are comprised of PhotoFix, PerClot (prior to the Baxter Transaction, described below), and CardioGenesis cardiac laser therapy product revenues. Other revenues increased 19% and 5% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021.
The increase in other revenues for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021 was primarily due to an increase in CardioGenesis cardiac laser therapy product revenues, partially offset by a decrease in PerClot product revenues. The increase in CardioGenesis cardiac laser therapy product revenues for the three and six months ended June 30, 2022 was primarily due to our ability to resume limited sales of handpieces starting during the fourth quarter of 2021, as further described below. The decrease in PerClot product revenues for the three and six months ended June 30, 2022 was due to the Baxter Transaction, described in more detail in Part II, Item 7, “Sale of PerClot” of our annual report on Form 10-K for the year ended December 31, 2021.
Revenues from our CardioGenesis cardiac laser therapy product line historically consisted primarily of sales of handpieces and, in certain periods, the sale of laser consoles. During the three and six months ended June 30, 2021 we had minimal revenues from the CardioGenesis cardiac laser therapy product line as we did not have a supply of handpieces due to the FDA’s review of our supplier’s change in manufacturing location. After obtaining approval, our supplier resumed manufacturing a limited supply of handpieces allowing us to resume limited sales during the fourth quarter of 2021.
On July 28, 2021 we entered into an asset purchase agreement and other ancillary agreements related to the sale of PerClot, a polysaccharide hemostatic agent used in surgery, to Baxter, and an agreement to terminate all of our material agreements with Starch Medical, Inc. (“SMI”) related to PerClot (collectively the “Baxter Transaction”).

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
In the fourth quarter of 2020 we became aware that a supplier shipped to us a saline solution lot that we use in our tissue processing that contained some contamination in a small number of bottles of the solution lot. The contamination was identified by our in-process quality controls. The contaminated solution was estimated to have impacted a small percentage of tissue processed with this solution lot, causing us to write-off approximately $826,000 of tissue in the fourth quarter of 2020. An additional $5.0 million of tissue was quarantined in process pending further testing. Upon completion, and FDA acceptance of the testing, we began releasing tissue meeting our release criteria late in the second quarter of 2021. We believe that the written-off and quarantined tissue impacted the availability of tissue for distribution, which had a negative impact on revenue in the first quarter of 2021, and, to a lesser extent, the second quarter of 2021.
Revenues from tissue processing increased 7% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase in revenues for the three months ended June 30, 2022 was primarily due to an increase in average sales prices, which increased revenues by 4%, and an increase in tissue shipments, which increased revenues by 3%.
Revenues from tissue processing increased 9% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase in revenues for the six months ended June 30, 2022 was primarily due to a change in the mix and an increase of tissues shipped, which increased revenues by 6%, and an increase in average sales prices, which increased revenues by 3%.
Cost of Products and Preservation Services
Cost of Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of products	$18,230	$16,178	$35,638	$31,089

Cost of products increased 13% and 15% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. Cost of products for the three and six months ended June 30, 2022 and 2021 included costs related to aortic stent grafts, surgical sealants, On-X, and other products.

The increase in cost of products for the three and six months ended June 30, 2022 was primarily due to an increase in shipments of aortic stent grafts in certain regions due to improved conditions from the COVID-19 pandemic as well as an increase in the cost of aortic stent grafts, and, to a lesser extent, surgical sealants, as compared to the three and six months ended June 30, 2021.

Cost of Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of preservation services	$9,938	$9,457	$19,024	$17,795
Cost of preservation services increased 5% and 7% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. Cost of preservation services included costs for cardiac and vascular tissue preservation services.

The increase in cost of preservation services for the three months ended June 30, 2022 was primarily due to an increase in the processing cost of cardiac and vascular tissues, as compared to the three months ended June 30, 2021.

The increase in cost of preservation services for the six months ended June 30, 2022 was primarily due to an increase in the processing cost of cardiac and vascular tissues, and, to a lesser extent, due to an increase in shipments resulting from improved conditions from the COVID-19 pandemic, as compared to the six months ended June 30, 2021.

Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross margin	$52,172	$50,513	$102,891	$98,351
Gross margin as a percentage of total revenues	65%	66%	65%	67%
Gross margin increased 3% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to an increase in shipments of cardiac tissues, aortic stent grafts, and On-X products, partially offset by a decrease in shipments of surgical sealants. Gross margin as a percentage of total revenues decreased for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to an increase in product costs of certain products sold resulting from inflationary pressures of materials and labor, partially offset by a favorable mix of certain products sold during the three months ended June 30, 2022.
Gross margin increased 5% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to an increase in shipments of aortic stent grafts, cardiac tissues, and On-X products, partially offset by a decrease in shipments of surgical sealants. Gross margin as a percentage of total revenues decreased for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to an increase in product costs of certain products sold resulting from inflationary pressures of materials and labor and, to a lesser degree, due to an unfavorable mix of certain aortic stent grafts sold in certain regions during the six months ended June 30, 2022.
Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General, administrative, and marketing expenses	$38,983	$40,830	$77,938	$79,468
General, administrative, and marketing expenses as a percentage of total revenues	49%	54%	49%	54%

General, administrative, and marketing expenses decreased 5% and 2% for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. The decrease in General, administrative, and marketing expenses for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was primarily due to a decrease in business development expenses, partially offset by an increase in personnel related and marketing costs.
General, administrative, and marketing expenses included $3.1 million and $4.7 million of business development income for the three and six months ended June 30, 2022, respectively, as compared to $3.4 million and $4.8 million of expense for the three and six months ended June 30, 2021, respectively. Business development expenses included $3.2 million and $5.0 million of income during the three and six months ended June 30, 2022, respectively, related to the fair value adjustments for the Ascyrus contingent consideration, as compared to $3.3 million and $4.3 million of expense during the three and six months ended June 30, 2021, respectively.
Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$8,648	$8,360	$18,776	$16,114
Research and development expenses as a percentage of total revenues	11%	11%	12%	11%
Research and development expenses increased 3% and 17% for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. Research and development spending for the three and six months ended June 30, 2022 was primarily focused on clinical work to gain regulatory approvals for On-X, certain aortic stent grafts, and PerClot products.
Interest Expense
Interest expense was $4.1 million and $8.0 million for the three and six months ended June 30, 2022, respectively, as compared to $4.9 million and $8.9 million for the three and six months ended June 30, 2021, respectively. Interest expense for the three and six months ended June 30, 2022 and 2021 relates to interest on debt and uncertain tax positions.
Other Expense (Income), Net
Other expense, net was $3.8 million and $3.9 million for the three and six months ended June 30, 2022, respectively. Other income, net was $1.3 million for the three months ended June 30, 2021. Other expense, net was $600,000 for the six months ended June 30, 2021. Other expense (income), net primarily includes the realized and unrealized effects of foreign currency gains and losses.

Earnings

(Table in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss before income taxes	$(3,300)	$(2,183)	$(5,729)	$(6,684)
Income tax expense (benefit)	959	(5)	1,919	(1,368)
Net loss	$(4,259)	$(2,178)	$(7,648)	$(5,316)

Diluted loss per common share	$(0.11)	$(0.06)	$(0.19)	$(0.14)
Diluted weighted-average common shares outstanding	40,031	38,943	39,941	38,841

We incurred a loss before income taxes for the three and six months ended June 30, 2022 and 2021. The loss before income taxes for the three and six months ended June 30, 2022 was negatively impacted by an increase in operating expenses to support revenue expansion, an increase in investments in the research and development pipeline, and an unfavorable impact of foreign currency gains and losses, partially offset by the change in fair value of our financial instruments. The loss before income taxes for the three and six months ended June 30, 2021 was due to business development, integration and severance expenses primarily related to the Ascyrus acquisition, and investments in the research and development pipeline. The loss before income taxes for three and six months ended June 30, 2022 and 2021 was also impacted by reduced revenue resulting from delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due to the COVID-19 pandemic.
Our effective income tax rate was an expense of 29% and 34% for the three and six months ended June 30, 2022, respectively, as compared to a benefit of under 1% and 20% for the three and six months ended June 30, 2021, respectively. The change in the tax rate for the three and six months ended June 30, 2022 was primarily due to changes in pre-tax book income, a decrease in the excess tax benefit related to stock compensation, and an increase in the estimated current year valuation allowance, as compared to the three and six months ended June 30, 2021.
Our income tax rate for the three and six months ended June 30, 2022 was primarily impacted by changes in our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax shortfalls on stock compensation.
Our income tax rate for the three and six months ended June 30, 2021 was primarily impacted by non-deductible executive compensation, changes in our valuation allowance against our net deferred tax assets, changes in our uncertain tax position liabilities, the research and development tax credit, and excess tax benefits on stock compensation.
We experienced net loss and diluted loss per common share for the three and six months ended June 30, 2022 and 2021. Net loss and diluted loss per common share for the three and six months ended June 30, 2022 was primarily due to loss before income taxes, as discussed above.
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

Liquidity and Capital Resources
Net Working Capital
As of June 30, 2022 net working capital (current assets of $240.4 million less current liabilities of $41.6 million) was $198.8 million, with a current ratio (current assets divided by current liabilities) of 6 to 1, compared to net working capital of $202.7 million and a current ratio of 6 to 1 at December 31, 2021.
Overall Liquidity and Capital Resources
Our primary cash requirements for the six months ended June 30, 2022 were for general working capital needs, capital expenditures for facilities and equipment, interest and principal payments under our Credit Agreement (defined below), interest payments under our Convertible Senior Notes (defined below), and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.
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

On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of June 30, 2022. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of June 30, 2022 was approximately $107.0 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes $1.2 million and $2.5 million for the three and six months ended June 30, 2022, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2021, respectively, related to the aggregate of the contractual coupon interest, and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually.
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
As of June 30, 2022 approximately 37% of our cash and cash equivalents were held in foreign jurisdictions.
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows used in:
Operating activities	$(8,912)	$(392)
Investing activities	(4,994)	(7,044)
Financing activities	(1,032)	(3,737)
Effect of exchange rate changes on cash and cash equivalents	310	242
Decrease in cash and cash equivalents	$(14,628)	$(10,931)

Net Cash Flows from Operating Activities
Net cash used in operating activities was $8.9 million and $392,000 for the six months ended June 30, 2022 and 2021, respectively.
We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2022 these non-cash items included $11.5 million in depreciation and amortization expenses, $6.1 million in non-cash compensation, $5.0 million in fair value adjustments of financial instruments, $3.8 million of lease expenses, and $1.6 million of deferred income tax changes.
Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2022 these included the unfavorable effect of $5.7 million due to timing differences between the recording of accounts payable and other current liabilities, $9.6 million due to the timing differences between recording receivables and the receipt of cash, $3.7 million due to an increase in inventory balances and deferred preservation costs, and $0.2 million due to an increase in prepaid expenses and other assets.
Net Cash Flows from Investing Activities
Net cash used in investing activities was $5.0 million and $7.0 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 cash used in investing activities primarily included $4.1 million of cash used for capital expenditures.
Net Cash Flows from Financing Activities
Net cash used in financing activities was $1.0 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively. The current year cash used in financing activities was primarily due to $1.7 million for repurchases of common stock to cover tax withholdings and $1.4 million for the repayment of debt, partially offset by $2.3 million of proceeds from the exercise of stock options and issuances of common stock.
Scheduled Contractual Obligations and Future Payments
Our long-term debt obligations and interest payments include $316.1 million of scheduled principal payments and $72.0 million in anticipated interest payments related to our Credit Agreement, Convertible Senior Notes, and other governmental loans.
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
Capital Expenditures
Capital expenditures were $4.1 million and $7.2 million for the six months ended June 30, 2022 and 2021, respectively. Capital expenditures for the six months ended June 30, 2022 were primarily related to routine purchases of manufacturing and tissue processing equipment, computer software, leasehold improvements needed to support our business, and computer equipment.
Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest income and interest expense are sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash and cash equivalents of $40.4 million as of June 30, 2022 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility, Term Loan Facility, and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us for the six months ended June 30, 2022, affecting our cash and cash equivalents, Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.
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
We have revenues and expenses that are denominated in foreign currencies. Specifically, a portion of our international revenues from aortic stent grafts, surgical sealants, On-X, and other products are denominated in Euros, British Pounds, Swiss Francs, Polish Zlotys, Canadian Dollars, and Brazilian Reals and a portion of our General, administrative, and marketing expenses are denominated in Euros, British Pounds, Swiss Francs, Polish Zlotys, Canadian Dollars, Brazilian Reals, and Singapore Dollars. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the US Dollar equivalent of net income from transactions conducted in other currencies. As a result, we could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates.
An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2022 affecting our third-party balances denominated in foreign currencies could impact our financial position or cash flows by approximately $7.0 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the six months ended June 30, 2022 affecting our revenue and expense transactions denominated in foreign currencies would not have had a material impact on our financial position, profitability, or cash flows.
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
Our management, including our President and CEO and our Executive Vice President of Finance and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Artivion have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Our Disclosure Controls have been designed to provide reasonable assurance of achieving their objectives.

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2022 the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the US Securities and Exchange Commission’s rules and forms.
Changes to Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since early 2020, businesses, communities, and governments worldwide have taken, and continue to take, a wide range of actions to mitigate the spread and impact of COVID-19, leading to an unprecedented impact on the global economy. Hospitals and other healthcare providers have adopted differing approaches to address the surge and resurgence of COVID-19 cases, including their impact on healthcare workers and related global healthcare worker shortages, such as postponing elective and non-emergent procedures, restricting access to their facilities, cancelling elective procedures, or re-allocating scarce resources to some critically ill patients. Although many areas have seen a decline in COVID-19 cases, the potential for additional impact from new variants of COVID-19 remains. These conditions have, and could continue to, impact our activities, including:
•Our product sales. Certain regions experienced continued impact on revenues in the second quarter of 2022 due to the COVID-19 pandemic, and in particular, the emergence of new variants. In addition to COVID-19’s impact on procedure volumes, including an impact on procedure volumes due in part to COVID-19-related healthcare staffing shortages and shortages from workers exiting healthcare, we have observed additional downstream effects on our business, including an increase in delays or difficulty in collecting certain outstanding receivables, particularly with certain governmental payors in regions heavily impacted by COVID-19. The extent to which our financial performance will be impacted by the pandemic through the remainder of 2022 and beyond will depend largely on future developments, including changes in hospital utilization rates and staffing, the prevalence and severity of new variants and their impact on case numbers and short-term quarantines, and the global availability and acceptance of COVID-19 vaccines and their effectiveness against variants. COVID-19’s continued or increased impact on our financial performance may also increase the risks we face with respect to managing our indebtedness.
•Our business operations. In 2020 we took several steps to address the impact of COVID-19 on our employees, cash consumption, and operations, including reducing expenditures and delaying investments. Although we have begun to scale back many of these steps in most geographies, the COVID-19 virus and its variants remain highly contagious and may have additional impact on our business operations, including the potential to impact our workforce availability as case numbers and short-term quarantines increase due to the spread of new variants. COVID-19 also continues to impact our business partners, including the various regulators and notified bodies that we rely on, which increases the regulatory risks we face, and specifically, the risks we face with respect to timely review and approval of new and renewal certifications, clearances, and approvals for our products.

•Our manufacturing operations. The COVID-19 pandemic has continued to impact the global supply chain; the pandemic’s impact on workforces, global mobility, material availability, demand, costs, and shipping and reorder time and reliability has reportedly continued or worsened in many cases. Although we have yet to experience any material effects of this impact on our supply chain or operations, we have faced increasing costs and face an increasing risk that upstream disruptions may occur and that increasing case numbers and short-term quarantines impact our workforce availability. Risks relating to the lingering effects of global supply chain disruptions may even continue after COVID-19’s risk as a global pandemic has subsided.
•Our workforce. As some global economies have begun to emerge from the COVID-19 downturn, the expiration of COVID-19-related hiring freezes, increased opportunities for remote work, the Great Resignation and increasing compensation pressure have resulted in a war for talent and an unprecedented number of career changes. The resulting worker shortages and increased labor costs at all levels have impacted supply chains, distribution channels, and employers’ ability to adequately staff their operations. This has impacted not only our own ability to attract and retain employees, but also the ability of our customers who face increasing staffing pressures throughout their healthcare organizations.
•Our research and development projects. In 2020 and parts of 2021 we reduced spending on research and development projects, including clinical research projects. These reductions could adversely impact future revenue, and additional reductions in spending could be implemented, further impacting future revenue. In addition, our ability to conduct our ongoing research and development projects in markets that are affected by COVID-19 has been, and could continue to be, adversely impacted. Enrollment and timelines for our clinical trials have been, and might continue to be, impacted as healthcare providers re-prioritize resources, address staffing shortages, and limit access to healthcare facilities or as patients decline to participate or are hesitant to voluntarily visit healthcare facilities. In addition, staffing shortages and COVID-19-related impacts on government and regulatory agencies have slowed and might continue to slow timelines for regulatory actions, including approvals and re-certifications.
If COVID-19 or its variants continue to spread, if efforts to contain COVID-19 or its variants continue or are unsuccessful, if we experience new outbreaks of COVID-19 in areas previously successful in containing its spread, if staffing shortages continue to impact us, governmental or regulatory bodies, or our customers, or if COVID-19, its variants, or disruptions to the global supply chain impact our supply chain or employee productivity, it could materially, adversely affect our revenues, financial condition, profitability, and cash flows. The nature and extent of these developments are highly uncertain and unpredictable and may vary greatly by region. These adverse developments or a prolonged period of uncertainty could adversely affect our financial performance.
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
•Potential adverse tax consequences of overlapping tax structures or potential changes in domestic and international tax policy, laws, and treaties; and
•Potential adverse financial and regulatory consequences resulting from the exit of the UK from the European Union, or “Brexit.”

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
To date, sanctions and other disruptions in the region have not materially impacted our business or ability to supply products to Russia, Belarus, Ukraine, and the region generally; however, continuation or escalation of the war or increased export controls or additional sanctions imposed on or by Russia, its allies, or related entities could adversely affect our financial performance. Although we do not have any direct operations in Russia or Ukraine, it is difficult to predict the ultimate course of the war and we may face business operations and supply chain disruptions as a result, including disruptions related to shortages of materials, higher costs of materials and freight, freight delays, increased energy costs or energy shortages, travel disruptions, currency fluctuation, and disruptions to banking systems or capital markets.
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
•BioGlue contains a bovine blood protein. Animal-based products are subject to increased scrutiny from the public and regulators, who may seek to impose additional regulations, regulatory hurdles or product bans in certain countries on such products; BioGlue is a mature product and other companies may use the inventions disclosed in expired BioGlue patents to develop and make competing products; and
•BioGlue faces potential adverse regulatory consequences resulting from the exit of the UK from the European Union, or “Brexit, as well as the impact of COVID-19 on regulatory authorities’ ability to timely re-certify the Conformité Européene Mark (“CE Mark”) for BioGlue” See Part I, Item 1A, “Risk Factors—Industry Risks— Our products and tissues are highly regulated and subject to significant quality and regulatory risks.”
We are significantly dependent on our revenues from aortic stent grafts and are subject to a variety of related risks.
Aortic stent grafts are a significant source of our revenues, and as such, any risk adversely affecting aortic stent grafts would likely be material to our financial results. We face risks related to aortic stent grafts based on our ability to:
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
The majority of our foreign product revenues are denominated in Euros and, as such, are sensitive to changes in exchange rates. In addition, a portion of our dollar-denominated and euro-denominated product sales are made to customers in other countries who must convert local currencies into US Dollars or Euros in order to purchase these products. We also have balances, such as cash, accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency transactions and balances are sensitive to changes in exchange rates. Additionally, as a result of global inflationary pressures, and in some cases, currency crises, it is possible that foreign currency controls, the development of parallel exchange rates, or highly inflationary economies could arise in certain countries. Fluctuations in exchange rates of Euros or other local currencies in relation to the US Dollar could materially reduce our future revenues as compared to the comparable prior periods. Should this occur, it could have a material, adverse impact on our revenues, financial condition, profitability, and cash flows.
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
Our business and future operating results depend in significant part upon the continued contributions of our specialized workforce, including key personnel, qualified personnel with medical device and tissue processing experience, and senior management with experience in the medical device or tissue processing space, some of whom would be difficult to replace. Our business and future operating results, including production at our manufacturing and tissue processing facilities, also depend in significant part on our ability to attract and retain qualified management, operations, processing, marketing, sales, and support personnel. Our primary facilities are in Kennesaw, Georgia; Austin, Texas; and Hechingen, Germany, where the supply of qualified medical device and tissue processing and other personnel is limited, competition for such personnel is significant, and we cannot ensure that we will be successful in attracting or retaining them. We face risks if we lose any key employees to other employers or due to severe illness, death, or retirement, if any of our key employees fail to perform adequately, or if we are unable to attract and retain skilled employees. This risk was exacerbated during 2021, and is expected to continue, as the competition for talent in the medical device industry and in the workforce generally has intensified substantially. As some global economies have begun to emerge from the COVID-19 downturn, the expiration of COVID-19 related hiring freezes, the Great Resignation, increased opportunities for remote work, and increasing compensation pressure have resulted in a war for talent and an unprecedented number of career changes. The resulting competition and worker shortages at all levels have impacted supply chains and distribution channels and our ability to attract and retain the specialized workforce necessary for our business and operations.
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

•On September 11, 2019 we entered into various agreements with Endospan, Ltd. (“Endospan”), an Israeli medical device manufacturer (the “Endospan Transaction”). The Endospan Transaction included an exclusive distribution agreement for the NEXUS stent graft system (“NEXUS”) in Europe; an agreement (“Endospan Loan”) for a secured loan from Artivion to Endospan; and a security purchase option agreement for Artivion to purchase all the then outstanding Endospan securities from Endospan’s existing security holders upon FDA approval of NEXUS;
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
•Obtain regulatory approvals in relevant markets, including our ability to timely obtain FDA PMA for PerClot under the terms of the Baxter Transaction and to obtain or maintain Conformité Européene Mark (“CE Mark”) product certifications for pipeline and current products;
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
Additionally, our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the Endospan Transaction depends on a number of additional factors including Endospan’s ability to: (a) comply with the Endospan Loan and other debt obligations, and avoid an event of default; (b) successfully commercialize NEXUS, raise capital and drive adoption in markets in and outside of Europe; (c) meet demand for NEXUS; (d) meet quality and regulatory requirements; (e) manage any intellectual property risks and uncertainties associated with NEXUS; (f) obtain FDA approval of NEXUS; and (g) develop NEXUS product improvements to meet competitive threats and physician demand. As an example of this risk, the forecasted operating results related to NEXUS decreased in the fourth quarter of 2021, resulting in an impairment in the value of the Endospan Option, and a full write-down of the value of the Endospan Loan, reflecting decreased expectations with respect to the anticipated benefits of the Endospan Transaction.
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
Further, on May 25, 2017 the European Union adopted a new Medical Device Regulation (MDR 2017/745) (“MDR”), which was fully implemented on May 26, 2021. The MDR places stricter requirements on manufacturers and European Notified Bodies regarding, among other things, product classifications and pre- and post-market clinical studies for product clearances and approvals which could result in product reclassifications or the imposition of other regulatory requirements that could delay, impede, or prevent our ability to commercialize existing, improved, or new products in the European Economic Area and other markets that require CE Marking. Additionally, to the extent the MDR places stricter requirements on manufacturers of custom-made devices, those new requirements could delay, impede, or otherwise impact the availability of our E-xtra Design Engineering products. Finally, COVID-19 has impacted the predictability and timelines associated with the MDR transition.
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
Finally, we anticipate additional regulatory impact as a result of the United Kingdom’s exit from the European Union (“Brexit”). The UK Medicines and Healthcare Products Regulatory Agency has announced that CE Marking will continue to be recognized in the UK and certificates issued by EU-recognized Notified Bodies will continue to be valid in the UK market until June 30, 2023. Going forward, all devices marketed in the UK will require UK Conformity Assessed Marks certified by a UK Approved Body (the re-designation of the UK Notified Body).
In 2019 our notified body in the UK, Lloyd’s Register Quality Assurance Limited (“LRQA”), informed us that it would no longer provide Notified Body services for medical devices effective September 2019. The governing German competent authority, the Regierungspraesidium-Tubingen, granted us an extended grace period until December 31, 2021 to transfer LRQA-issued certifications for BioGlue and PhotoFix to a new Notified Body. We are currently in the process of transferring BioGlue and PhotoFix to our new Notified Body, DEKRA. While positive progress has been made, DEKRA has been unable to complete the registration and the renewal of our BioGlue CE Mark because it significantly delayed its last audit in that process, a Phase 2 onsite audit, due to COVID-19 restrictions on travel, staffing shortages, and workload related to the transition to the MDR. With the Phase 2 audit complete, we currently anticipate completing the registration and renewal process during the fourth quarter of 2022. In the interim, we have requested and received from the majority of relevant territories, derogations from certain individual European countries to allow us to continue to commercialize BioGlue in those countries until we can complete the certification process with DEKRA. For derogations expiring before we anticipate receiving the renewal of the BioGlue CE Mark, we have requested and anticipate receiving, extensions of the previously granted derogations. That said, failure to maintain key derogations in certain countries, or any other delays in the MDR transition, may have a material adverse effect on our ability to supply demand in affected jurisdictions, have a material, adverse impact on our business, and may also impact our Medical Device Single Audit Program (“MDSAP”) certifications. Failure to timely obtain new MDSAP certifications following their expiration may impact our ability to distribute covered products in Australia, Brazil, Canada, and Japan.
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
•Amend, supplement, waive, or otherwise modify our or our subsidiaries' organizational documents in a manner that would be materially adverse to the interests of the lenders, or change or amend the terms of documentation regarding junior financing in a manner that would be materially adverse to the interests of the lenders;
•Make changes to our and our subsidiaries’ fiscal year without notice to the administrative agent;
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
Effective January 1, 2022 we reincorporated in Delaware. Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, the organizational documents adopted in connection with our reincorporation contain provisions that restrict persons who may call shareholder meetings, allow the issuance of blank-check preferred stock without the vote of shareholders, and allow the Board of Directors to fill vacancies and fix the number of directors. These provisions of Delaware law and our articles of incorporation and bylaws could prevent attempts by shareholders to remove current management, prohibit or delay mergers or other changes of control transactions, and discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our shareholders. The effects of reincorporation in Delaware are detailed in our 2021 Special Proxy Statement and Notice of Special Meeting filed with the SEC on October 7, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table provides information about purchases by us during the three months ended June 30, 2022 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Common Shares and Common Stock Units Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
04/01/22 - 04/30/22	—	$—	—	$—
05/01/22 - 05/31/22	451	20.35	—	—
06/01/22 - 06/30/22	—	—	—	—
Total	451	$20.35	—	$—
The common shares purchased during the three months ended June 30, 2022 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.

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
______________________
*Filed herewith.
**Furnished herewith.
†Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTIVION, INC.
(Registrant)

/s/ J. PATRICK MACKIN	/s/ D. ASHLEY LEE
J. PATRICK MACKIN	D. ASHLEY LEE
Chairman, President, and Chief Executive Officer (Principal Executive Officer)	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)

August 5, 2022
DATE