Form 10-Q
period 2022-09-30
ARTIVION, INC.
filed 2022-11-04
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2022
Common Stock, $0.01 par value	40,329,481

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Products	$55,248	$53,107	$171,726	$162,528
Preservation services	21,590	19,100	62,665	56,914
Total revenues	76,838	72,207	234,391	219,442

Cost of products and preservation services:
Products	17,743	15,503	53,381	46,592
Preservation services	10,351	8,915	29,375	26,710
Total cost of products and preservation services	28,094	24,418	82,756	73,302

Gross margin	48,744	47,789	151,635	146,140

Operating expenses:
General, administrative, and marketing	41,051	39,053	118,989	118,521
Research and development	11,799	9,972	30,575	26,086
Total operating expenses	52,850	49,025	149,564	144,607
Gain from sale of non-financial assets	—	(15,923)	—	(15,923)
Operating (loss) income	(4,106)	14,687	2,071	17,456

Interest expense	4,805	4,100	12,854	12,995
Interest income	(40)	(18)	(86)	(60)
Other expense, net	3,661	2,661	7,564	3,261

(Loss) income before income taxes	(12,532)	7,944	(18,261)	1,260
Income tax expense (benefit)	1,181	(2,638)	3,100	(4,006)

Net (loss) income	$(13,713)	$10,582	$(21,361)	$5,266

(Loss) income per share:
Basic	$(0.34)	$0.27	$(0.53)	$0.13
Diluted	$(0.34)	$0.26	$(0.53)	$0.13

Weighted-average common shares outstanding:
Basic	40,115	39,086	39,999	38,924
Diluted	40,115	44,453	39,999	39,496

Net (loss) income	$(13,713)	$10,582	$(21,361)	$5,266
Other comprehensive loss:
Foreign currency translation adjustments	(16,895)	(5,010)	(35,466)	(12,327)
Comprehensive (loss) income	$(30,608)	$5,572	$(56,827)	$(7,061)
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,572	$55,010
Trade receivables, net	57,159	53,019
Other receivables	7,880	5,086
Inventories, net	73,044	76,971
Deferred preservation costs, net	45,483	42,863
Prepaid expenses and other	16,851	14,748
Total current assets	237,989	247,697

Goodwill	234,773	250,000
Acquired technology, net	148,060	166,994
Operating lease right-of-use assets, net	41,320	45,714
Property and equipment, net	36,286	37,521
Other intangibles, net	31,112	34,502
Deferred income taxes	6,103	2,357
Other assets	7,088	8,267
Total assets	$742,731	$793,052

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,721	$10,395
Accrued compensation	11,079	13,163
Accrued expenses	10,088	7,687
Taxes payable	5,293	3,634
Accrued procurement fees	2,302	3,689
Current maturities of operating leases	3,061	3,149
Current portion of long-term debt	1,562	1,630
Other liabilities	1,886	1,606
Total current liabilities	45,992	44,953

Long-term debt	306,674	307,493
Contingent consideration	44,800	49,400
Non-current maturities of operating leases	40,915	44,869
Non-current finance lease obligation	3,450	4,374
Deferred income taxes	34,058	28,799
Deferred compensation liability	5,082	5,952
Other liabilities	6,652	6,484
Total liabilities	$487,623	$492,324

Commitments and contingencies

Shareholders' equity:
Preferred stock	—	—
Common stock (issued shares of 41,816 in 2022 and 41,397 in 2021)	418	414
Additional paid-in capital	334,077	322,874
Retained (deficit) earnings	(19,386)	1,975
Accumulated other comprehensive loss	(45,353)	(9,887)
Treasury stock, at cost, 1,487 shares as of September 30, 2022 and December 31, 2021	(14,648)	(14,648)
Total shareholders' equity	255,108	300,728

Total liabilities and shareholders' equity	$742,731	$793,052
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Net cash flows from operating activities:
Net (loss) income	$(21,361)	$5,266

Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	17,016	18,008
Non-cash compensation	9,189	7,471
Non-cash lease expense	5,656	5,566
Deferred income taxes	5,097	(8,128)
Write-down of inventories and deferred preservation costs	3,116	3,987
Non-cash interest expense	1,372	2,025
Change in fair value of contingent consideration	(4,600)	4,970
Gain from sale of non-financial assets	—	(15,923)
Other	151	678
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,788)	(2,268)
Accounts payable, accrued expenses, and other liabilities	(2,103)	65
Inventories and deferred preservation costs	(5,781)	(16,986)
Receivables	(10,900)	(8,032)
Net cash flows used in operating activities	(4,936)	(3,301)

Net cash flows from investing activities:
Acquisition of intangible assets	(1,123)	(726)
Capital expenditures	(6,924)	(10,524)
Proceeds from sale of non-financial assets, net	—	19,000
Other	—	722
Net cash flows (used in) provided by investing activities	(8,047)	8,472

Net cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	3,344	3,531
Redemption and repurchase of stock to cover tax withholdings	(1,791)	(1,898)
Repayment of term loan	(2,033)	(2,397)
Payment of debt issuance costs	—	(2,219)
Other	(300)	(439)
Net cash flows used in financing activities	(780)	(3,422)

Effect of exchange rate changes on cash and cash equivalents	(3,675)	1,418
(Decrease) increase in cash and cash equivalents	(17,438)	3,167

Cash and cash equivalents beginning of period	55,010	61,958
Cash and cash equivalents end of period	$37,572	$65,125
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2022	41,744	$417	$329,871	$(5,673)	$(28,458)	(1,487)	$(14,648)	$281,509
Net loss	—	—	—	(13,713)	—	—	—	(13,713)
Other comprehensive loss	—	—	—	—	(16,895)	—	—	(16,895)
Equity compensation	7	—	3,233	—	—	—	—	3,233
Exercise of options	9	—	85	—	—	—	—	85
Employee stock purchase plan	58	1	940	—	—	—	—	941
Redemption and repurchase of stock to cover tax withholdings	(2)	—	(52)	—	—	—	—	(52)
Balance at September 30, 2022	41,816	$418	$334,077	$(19,386)	$(45,353)	(1,487)	$(14,648)	$255,108

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	41,397	$414	$322,874	$1,975	$(9,887)	(1,487)	$(14,648)	$300,728
Net loss	—	—	—	(21,361)	—	—	—	(21,361)
Other comprehensive loss	—	—	—	—	(35,466)	—	—	(35,466)
Equity compensation	269	2	9,652	—	—	—	—	9,654
Exercise of options	149	2	1,763	—	—	—	—	1,765
Employee stock purchase plan	95	1	1,578	—	—	—	—	1,579
Redemption and repurchase of stock to cover tax withholdings	(94)	(1)	(1,790)	—	—	—	—	(1,791)
Balance at September 30, 2022	41,816	$418	$334,077	$(19,386)	$(45,353)	(1,487)	$(14,648)	$255,108
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (continued)
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2021	40,742	$407	$305,157	$11,493	$(574)	(1,487)	$(14,648)	$301,835
Net income	—	—	—	10,582	—	—	—	10,582
Other comprehensive loss	—	—	—	—	(5,010)	—	—	(5,010)
Equity compensation	8	1	2,990	—	—	—	—	2,991
Exercise of options	18	—	191	—	—	—	—	191
Employee stock purchase plan	50	—	1,019	—	—	—	—	1,019
Redemption and repurchase of stock to cover tax withholdings	(2)	—	(67)	—	—	—	—	(67)
Balance at September 30, 2021	40,816	$408	$309,290	$22,075	$(5,584)	(1,487)	$(14,648)	$311,541

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	40,394	$404	$316,192	$20,022	$6,743	(1,487)	$(14,648)	$328,713
Net income	—	—	—	5,266	—	—	—	5,266
Other comprehensive loss	—	—	—	—	(12,327)	—	—	(12,327)
Impact of adoption of ASU 2020-06	—	—	(16,426)	(3,213)	—	—	—	(19,639)
Equity compensation	252	3	7,892	—	—	—	—	7,895
Exercise of options	158	1	1,921	—	—	—	—	1,922
Employee stock purchase plan	87	1	1,608	—	—	—	—	1,609
Redemption and repurchase of stock to cover tax withholdings	(75)	(1)	(1,897)	—	—	—	—	(1,898)
Balance at September 30, 2021	40,816	$408	$309,290	$22,075	$(5,584)	(1,487)	$(14,648)	$311,541

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three and nine months ended, September 30, 2022 and 2021 have been prepared in accordance with (i) accounting principles generally accepted in the US for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by accounting principles generally accepted in the US for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2021. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the US, which require us to make estimates and assumptions. We did not experience any significant changes during the three and nine months ended September 30, 2022 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2021.
New Accounting Standards
Recently Adopted
In August 2020 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by eliminating two accounting models (i.e., the cash conversion model and beneficial conversion feature model) and reducing the number of embedded conversion features that could be recognized separately from the host contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. On January 1, 2021 we adopted ASU 2020-06 using the modified retrospective approach. See Note 9 for further discussion of convertible debt.
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
3.    Financial Instruments
The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

September 30, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,051	$—	$—	$10,051
Total assets	$10,051	$—	$—	$10,051

Long-term liabilities:
Contingent consideration	—	—	(44,800)	(44,800)
Total liabilities	$—	$—	$(44,800)	$(44,800)

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,015	$—	$—	$10,015
Total assets	$10,015	$—	$—	$10,015

Long-term liabilities:
Contingent consideration	—	—	(49,400)	(49,400)
Total liabilities	$—	$—	$(49,400)	$(49,400)
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
The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 13% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of September 30, 2022. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We performed an assessment of the fair value of the contingent consideration and recorded expense of $400,000 and income of $4.6 million for the three and nine months ended September 30, 2022, respectively, and expense of $700,000 and $5.0 million for the three and nine months ended September 30, 2021, respectively, in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, as a result of this assessment.
The fair value of the contingent consideration component of the Ascyrus acquisition was updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$(49,400)
Change in valuation	4,600
Balance as of September 30, 2022	$(44,800)
4.    Cash Equivalents
The following is a summary of cash equivalents (in thousands):

September 30, 2022	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$10,051	$—	$10,051
Total assets	$10,051	$—	$10,051

December 31, 2021	Cost Basis	Unrealized Holding Gains	Estimated Market Value
Cash equivalents:
Money market funds	$10,015	$—	$10,015
Total assets	$10,015	$—	$10,015

There were no gross realized gains or losses on cash equivalents for the three and nine months ended September 30, 2022 and 2021.
5.    Inventories, net and Deferred Preservation Costs
Inventories at September 30, 2022 and December 31, 2021 were comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials and supplies	$35,206	$35,780
Work-in-process	11,976	9,712
Finished goods	25,862	31,479
Total inventories, net	$73,044	$76,971
To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves and aortic stent grafts at international hospital locations. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of September 30, 2022 we had $13.2 million in consignment inventory, with approximately 39% in domestic locations and 61% in international locations. As of December 31, 2021 we had $12.9 million in consignment inventory, with approximately 43% in domestic locations and 57% in international locations.
Total deferred preservation costs were $45.5 million and $42.9 million as of September 30, 2022 and December 31, 2021, respectively.
Inventory and deferred preservation costs obsolescence reserves were $1.9 million and $3.2 million as of September 30, 2022 and December 31, 2021, respectively.
6.    Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
As of September 30, 2022 and December 31, 2021 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	September 30, 2022	December 31, 2021
Goodwill	$234,773	$250,000
In-process R&D	1,901	2,208
Procurement contracts and agreements	2,013	2,013
Trademarks	247	66
We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We did not record any impairment of indefinite lived intangible assets during the three and nine months ended September 30, 2022. In-process research and development, procurement contracts and agreements, and trademarks are included in Other intangibles, net on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future. We believe that our trademarks have indefinite useful lives as we currently anticipate that our trademarks will contribute to our cash flows indefinitely.

We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of September 30, 2022 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.
As of September 30, 2022 and December 31, 2021 the carrying value of goodwill, all of which is related to our Medical devices segment, is as follows (in thousands):

Medical Devices Segment
Balance as of December 31, 2021	$250,000
Foreign currency translation	(15,227)
Balance as of September 30, 2022	$234,773
Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. As of September 30, 2022 and December 31, 2021 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands, except weighted average useful life):

September 30, 2022	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$190,108	$42,048	$148,060	18.3
Other intangibles:
Customer lists and relationships	30,868	10,677	20,191	20.6
Distribution and manufacturing rights and know-how	8,476	4,900	3,576	5.0
Patents	4,171	3,168	1,003	17.0
Other	4,325	2,144	2,181	4.5
Total other intangibles	$47,840	$20,889	$26,951	10.8

December 31, 2021	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$213,626	$46,632	$166,994	17.7
Other intangibles:
Customer lists and relationships	31,148	9,618	21,530	20.5
Distribution and manufacturing rights and know-how	9,847	4,308	5,539	5.0
Patents	4,083	3,144	939	17.0
Other	3,969	1,762	2,207	4.4
Total other intangibles	$49,047	$18,832	$30,215	10.6

Amortization Expense
The following is a summary of amortization expense as recorded in General, administrative, and marketing expenses on our Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$3,686	$4,203	$11,675	$12,701
As of September 30, 2022 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2022	2023	2024	2025	2026	2027	Total
Amortization expense	$3,593	14,174	13,822	12,070	11,842	11,748	$67,249
7.    Income Taxes
Income Tax Expense
Our effective income tax rate was an expense of 9% and 17% for the three and nine months ended September 30, 2022, respectively, as compared to a benefit of 33% and 318% for the three and nine months ended September 30, 2021, respectively. Our income tax rate for the three and nine months ended September 30, 2022 was primarily impacted by changes in our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax shortfalls on stock compensation. Our income tax rate for the three and nine months ended September 30, 2021 was primarily impacted by non-deductible executive compensation, changes in our valuation allowance against our net deferred tax assets, changes in our uncertain tax position liabilities, the research and development tax credit, and excess tax benefits on stock compensation.
Deferred Income Taxes
We generate deferred tax assets primarily as a result of finance leases, net operating losses, amortization of research and development expenses, excess interest carryforward, stock compensation, and accrued compensation. Our deferred tax liabilities are primarily made up of intangible assets acquired in previous years, finance leases, and unrealized gains and losses.
We maintained a net deferred tax liability of $28.0 million and $26.4 million as of September 30, 2022 and December 31, 2021, respectively. Our valuation allowance against our deferred tax assets was $17.8 million and $13.3 million as of September 30, 2022 and December 31, 2021, respectively, primarily related to net operating loss carryforwards and disallowed excess interest carryforwards.
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

Information related to leases included in the Condensed Consolidated Balance Sheets is as follows (in thousands, except lease term and discount rate):

Operating leases:	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$55,405	$58,097
Accumulated amortization	(14,085)	(12,383)
Operating lease right-of-use assets, net	$41,320	$45,714

Current maturities of operating leases	$3,061	$3,149
Non-current maturities of operating leases	40,915	44,869
Total operating lease liabilities	$43,976	$48,018

Finance leases:
Property and equipment, at cost	$5,861	$6,759
Accumulated amortization	(2,166)	(2,105)
Property and equipment, net	$3,695	$4,654

Current maturities of finance leases	$469	$528
Non-current maturities of finance leases	3,450	4,374
Total finance lease liabilities	$3,919	$4,902

Weighted average remaining lease term (in years):
Operating leases	12.2	12.5
Finance leases	8.1	8.8

Weighted average discount rate:
Operating leases	5.9%	5.8%
Finance leases	2.1%	2.0%
Current maturities of finance leases are included as a component of Other current liabilities on our Condensed Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, administrative, and marketing expenses on our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of property and equipment	$127	$190	$395	$500
Interest expense on finance leases	22	27	69	85
Total finance lease expense	149	217	464	585
Operating lease expense	1,853	1,989	5,656	5,566
Sublease income	(92)	(92)	(275)	(308)
Total lease expense	$1,910	$2,114	$5,845	$5,843

A summary of our cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows for operating leases	$4,939	$4,536
Financing cash flows for finance leases	346	446
Operating cash flows for finance leases	62	82
Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance Leases	Operating Leases	Sublease Income
Remainder of 2022	$120	$660	$31
2023	549	5,624	—
2024	545	6,252	—
2025	525	5,173	—
2026	508	4,719	—
Thereafter	2,000	40,986	—
Total minimum lease payments	$4,247	$63,414	$31
Less amount representing interest	(328)	(19,438)
Present value of net minimum lease payments	3,919	43,976
Less current maturities	(469)	(3,061)
Lease liabilities, less current maturities	$3,450	$40,915
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

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 the Credit Agreement contains certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. Beginning in 2021 if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable. We are in compliance with our debt covenants as of September 30, 2022.
Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2022. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of September 30, 2022 was approximately $92.3 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes $1.2 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2021, respectively, related to the aggregate of the contractual coupon interest, and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. As of September 30, 2022 there were $2.0 million of unamortized debt issuance costs related to Convertible Senior Notes.
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

Loan Balances
The short-term and long-term balances of our term loan and other long-term borrowings were as follows (in thousands):

	September 30, 2022	December 31, 2021
Term loan balance	$214,313	$216,000
Convertible senior notes	100,000	100,000
2.45% Sparkasse Zollernalb (KFW Loan 1)	325	566
1.40% Sparkasse Zollernalb (KFW Loan 2)	731	1,061
Total loan balance	315,369	317,627
Less unamortized loan origination costs	(7,133)	(8,504)
Net borrowings	308,236	309,123
Less short-term loan balance	(1,562)	(1,630)
Long-term loan balance	$306,674	$307,493
Interest Expense
Interest expense was $4.8 million and $12.9 million for the three and nine months ended September 30, 2022, respectively, as compared to $4.1 million and $13.0 million for the three and nine months ended September 30, 2021, respectively.
10.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of September 30, 2022 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
PROACT Xa Clinical Trial Termination
On September 23, 2022 we announced that we were stopping the PROACT Xa clinical trial as recommended by the trial's independent Data and Safety Monitoring Board. The PROACT Xa clinical trial was a prospective, randomized, trial designed to determine if patients with On-X mechanical aortic valves could be maintained safely and effectively on apixaban rather than on warfarin. As a result of PROACT Xa's early termination, we recorded $4.7 million of termination and wind-down expenses that are included in Research and development operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2022. The majority of these costs include future administrative costs that will be incurred during the fourth quarter of 2022 and the first quarter of 2023, as well as the estimated cost of clinical drugs purchased for patients participating in the study that are not expected to be recovered.
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

•CardioGenesis cardiac laser console trials and sales – CardioGenesis cardiac trialed laser consoles are delivered under separate agreements.
For the three and nine months ended September 30, 2022 and 2021 the sources of revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic hospitals	$40,842	$36,129	$117,343	$111,291
International hospitals	24,119	25,458	79,768	79,219
International distributors	11,469	10,544	34,685	28,694
CardioGenesis cardiac laser therapy	408	76	2,595	238
Total sources of revenue	$76,838	$72,207	$234,391	$219,442
Also see segment disaggregation information in Note 14 below.
Contract Balances
We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra Design Engineering product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of September 30, 2022 and 2021.
We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of September 30, 2022 and 2021 was not material.
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
Equity Grants
During the nine months ended September 30, 2022 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 520,000 shares and had an aggregate grant date fair value of $9.7 million.
During the nine months ended September 30, 2021 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee directors, RSUs to certain employees, and RSAs and PSUs to certain Company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 494,000 shares and had an aggregate grant date fair value of $12.5 million.
The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 314,000 and 226,000 shares to certain Company officers during the nine months ended September 30, 2022 and 2021, respectively. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.

Employees purchased common stock totaling 58,000 and 95,000 shares in the three and nine months ended September 30, 2022, respectively, as compared to 51,000 and 87,000 shares in the three and nine months ended September 30, 2021, respectively, through the ESPP.
Stock Compensation Expense
The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Stock Options	ESPP	Stock Options	ESPP
Expected life	N/A	0.5 Years	5.0 Years	0.5 Years
Expected stock price volatility	N/A	0.49	0.40	0.31
Risk-free interest rate	N/A	2.52%	1.89%	0.22%
The following table summarizes total stock compensation expenses prior to the capitalization of amounts into Deferred preservation and Inventory costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSA, RSU, and PSU expense	$2,622	$2,465	$7,860	$6,211
Stock option and ESPP expense	611	525	1,794	1,684
Total stock compensation expense	$3,233	$2,990	$9,654	$7,895
Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $144,000 and $465,000 in the three and nine months ended September 30, 2022, respectively, and $115,000 and $424,000 in the three and nine months ended September 30, 2021, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.
13.    (Loss) Earnings Per Common Share
The following table sets forth the computation of basic and diluted (loss) income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic (loss) income per common share	2022	2021	2022	2021
Net (loss) income	$(13,713)	$10,582	$(21,361)	$5,266
Net loss (income) allocated to participating securities	70	(63)	109	(34)
Net (loss) income allocated to common shareholders	$(13,643)	$10,519	$(21,252)	$5,232

Basic weighted-average common shares outstanding	40,115	39,086	39,999	38,924
Basic (loss) income per common share	$(0.34)	$0.27	$(0.53)	$0.13

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted (loss) income per common share	2022	2021	2022	2021
Net (loss) income	$(13,713)	$10,582	$(21,361)	$5,266
Net loss (income) allocated to participating securities	70	(55)	109	(34)
Net loss attributable to convertible senior notes	—	919	—	—
Net (loss) income allocated to common shareholders	$(13,643)	$11,446	$(21,252)	$5,232

Basic weighted-average common shares outstanding	40,115	39,086	39,999	38,924
Effect of dilutive stock options and awards	—	505	—	572
Effect of convertible senior notes	—	4,862	—	—
Diluted weighted-average common shares outstanding	40,115	44,453	39,999	39,496
Diluted (loss) income per common share	$(0.34)	$0.26	$(0.53)	$0.13
We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three and nine months ended September 30, 2022 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss. For the three and nine months ended September 30, 2021 539,000 and 517,000 of potential common shares relating to stock options, respectively, were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding. We excluded 4,860,685 of potential common shares related to our Convertible Senior Notes calculated under the if-converted method, as these shares would be antidilutive for the nine months ended September 30, 2021.
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

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Medical devices	$55,248	$53,107	$171,726	$162,528
Preservation services	21,590	19,100	62,665	56,914
Total revenues	76,838	72,207	234,391	219,442

Cost of products and preservation services:
Medical devices	17,743	15,503	53,381	46,592
Preservation services	10,351	8,915	29,375	26,710
Total cost of products and preservation services	28,094	24,418	82,756	73,302

Gross margin:
Medical devices	37,505	37,604	118,345	115,936
Preservation services	11,239	10,185	33,290	30,204
Total gross margin	$48,744	$47,789	$151,635	$146,140
The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Products:
Aortic stent grafts	$19,674	$20,896	$69,013	$62,165
Surgical sealants	17,374	16,544	49,022	52,236
On-X	16,456	14,022	47,082	41,843
Other	1,744	1,645	6,609	6,284
Total products	55,248	53,107	171,726	162,528

Preservation services	21,590	19,100	62,665	56,914
Total revenues	$76,838	$72,207	$234,391	$219,442

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
•The dependencies affecting our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the agreements with Endospan and Baxter and our acquisition of Ascyrus, and our beliefs about the costs and timelines for certain regulatory approvals and clinical trial milestones related to PerClot and the NEXUS stent graft system in the US and the AMDS globally;
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
•Our beliefs about our ability to make timely transitions to our notified bodies and obtain renewals for our CE Marks impacted by Brexit and the transition to the Medical Device Regulation (“MDR”) in Europe, our ability to timely obtain derogations related to the same, and the impact these transitions, renewals, and derogations may have on our business, including any impact on our customers' ordering patterns and our ability to supply products;
•Our beliefs about our R&D and product pipeline, including our beliefs about the timing of our clinical trials and product launches;

•Our belief that revenues for preservation services, particularly revenues for certain high-demand cardiac tissues, can vary from quarter-to-quarter and year-to-year due to a variety of factors including: quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, staffing levels, timing of the release of tissues to an implantable status, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services;
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
•Our expectations regarding the timing and impact of clinical research work and regulatory approvals for certain products or indications, including On-X, aortic stent grafts, and BioGlue products, and CryoValve SGPV if the FDA reclassifies allograft heart valves as Class III medical devices;
•Our expectations regarding the impact of and costs associated with the conclusion of the PROACT Xa Trial;
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
These and other forward-looking statements reflect the views of management at the time and such statements are originally made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially and adversely from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described in Part II, Item 1A, “Risks Factors” in this Form 10-Q and elsewhere throughout this report, the risks described in our other filings with the Securities and Exchange Commission including the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere throughout that report, and other risks which we may not be able to identify in advance, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim any duty, to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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
We reported quarterly revenues of $76.8 million for the three months ended September 30, 2022, a 6% increase from the three months ended September 30, 2021. The increase in revenues for the three months ended September 30, 2022 was primarily due to an increase in revenues from preservation services, On-X products, surgical sealants, and other products, partially offset by a decrease in revenues from aortic stent grafts. Excluding the effects of foreign exchange, revenues increased 11% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 which reflects an increase in revenues for all product lines.
See the “Results of Operations” section below for additional analysis of the three and nine months ended September 30, 2022.
Effects of COVID-19
In December 2019 an outbreak of a respiratory illness caused by a new coronavirus named “2019-nCoV” (“COVID-19”) was detected, and by March 11, 2020, the World Health Organization declared the COVID-19 outbreak a “pandemic.”
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
Although we have scaled back most of our COVID-19 mitigation efforts, we continue to monitor the impact of the pandemic and the emergence of new variants on our business and recognize that COVID-19 and its effects could continue to negatively impact our business and results of operations during the remainder of 2022 and beyond. As an example, the COVID-19 pandemic has impacted certain aspects of the global supply chain and resulted in supply chain inflation. Although we have yet to experience any material effects of this impact on our supply chain or operations, we face an increasing risk that upstream disruptions may occur or worsen. As global economies continue to recover from the COVID-19 downturn, increased opportunities for remote work, and increasing compensation pressure have resulted in competition for talent and an unprecedented number of retirements or career changes. The resulting worker shortages at all levels have impacted supply chains, distribution channels, and employers’ and our own ability to adequately staff operations. These shortages to date, including a shortage of trained staff capable of meeting the increased demand associated with releasing quarantined tissue, have impacted, and may impact our operations going forward. Hospitals and other healthcare providers have also experienced staffing shortages impacting our business including increased restrictions on elective and non-emergent procedures, restrictions on access to healthcare facilities, cancellation of elective procedures, and the re-allocation of scarce resources. New variants of COVID-19 continue to emerge around the globe, increasing the case numbers and short-term quarantines which can each further impact our workforce and business and those of our customers and suppliers.
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
Results of Operations
(Tables in thousands)
Revenues

	Revenues for the Three Months Ended September 30,		Percent Change From Prior Year	Revenues as a Percentage of Total Revenues for the Three Months Ended September 30,
	2022	2021		2022	2021
Products:
Aortic stent grafts	$19,674	$20,896	-6%	26%	29%
Surgical sealants	17,374	16,544	5%	23%	23%
On-X	16,456	14,022	17%	21%	19%
Other	1,744	1,645	6%	2%	3%
Total products	55,248	53,107	4%	72%	74%

Preservation services	21,590	19,100	13%	28%	26%
Total	$76,838	$72,207	6%	100%	100%

	Revenues for the Nine Months Ended September 30,		Percent Change From Prior Year	Revenues as a Percentage of Total Revenues for the Nine Months Ended September 30,
	2022	2021		2022	2021
Products:
Aortic stent grafts	$69,013	$62,165	11%	29%	28%
Surgical sealants	49,022	52,236	-6%	21%	24%
On-X	47,082	41,843	13%	20%	19%
Other	6,609	6,284	5%	3%	3%
Total products	171,726	162,528	6%	73%	74%

Preservation services	62,665	56,914	10%	27%	26%
Total	$234,391	$219,442	7%	100%	100%
Revenues increased 6% and 7% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. The increase in revenues for the three months ended September 30, 2022 was due to an increase in revenues from preservation services, On-X products, surgical sealants, and other products, partially offset by a decrease in revenues from aortic stent grafts. The increase in revenues for the nine months ended September 30, 2022 was due to an increase in revenues from aortic stent grafts, preservation services, On-X products, and other products, partially offset by a decrease in revenues from surgical sealants. Excluding the effects of foreign exchange, revenues increased 11% for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. Revenues for the three and nine months ended September 30, 2022 and 2021 were negatively impacted in certain regions by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due to the COVID-19 pandemic. The revenue impact from COVID-19 was smaller and varied regionally during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. A detailed discussion of the changes in product revenues and preservation services revenues for the three and nine months ended September 30, 2022 is presented below.
Products

Revenues from products increased 4% and 6% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. The increase for the three months ended September 30, 2022 was due to an increase in revenues from On-X products, surgical sealants, and other products, partially offset by a decrease in revenues from aortic stent grafts. The increase in revenues for the nine months ended September 30, 2022 was due to an increase in revenues from aortic stent grafts, On-X products, and other products, partially offset by a decrease in revenues from surgical sealants. A discussion of the changes in product revenues for aortic stent grafts, surgical sealants, On-X products, and other product revenues is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars, with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, the US Dollar strengthened in comparison to major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.
Aortic Stent Grafts
Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, synthetic vascular grafts, and original equipment manufacturing (“OEM”) aortic stent graft products. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, E-vita Thoracic 3G, and E-nya products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Aortic stent grafts are used in endovascular and open vascular surgery for the treatment of complex aortic arch, thoracic, and abdominal aortic diseases. Our aortic stent grafts are primarily distributed in international markets.
Revenues from aortic stent grafts decreased 6% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Revenues from aortic stent grafts increased 11% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Revenues from aortic stent grafts, excluding OEM, decreased 4% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This decrease was primarily due to the effect of foreign exchange rates, which decreased revenues by 11%, partially offset by an increase in units sold, which increased revenues by 6%, and an increase in average sales prices, which increased revenues by 1%.

Revenues from aortic stent grafts, excluding OEM, increased 13% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase was primarily due to an increase in the volume of units sold, which increased revenues by 21%, and an increase in average sales prices, which increased revenues by 1%, partially offset by the effect of foreign exchange rates, which decreased revenues by 9%.

On a constant currency basis, revenues from aortic stent grafts, excluding OEM, increased 8% and 23% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. The increase in revenues was partially due to improved conditions from the COVID-19 pandemic for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. Revenues for the three months ended September 30, 2022 increased primarily in the Asia Pacific ("APAC") and Latin American regions. Revenues for the nine months ended September 30, 2022 increased primarily in Europe, the Middle East, and Africa (collectively, "EMEA"), APAC, and Latin America.

The revenue increase in EMEA for the nine months ended September 30, 2022 was primarily due to buying patterns in certain direct and indirect markets. The revenue increase in APAC for the three and nine months ended September 30, 2022 was primarily due to an increase in sales of newly launched aortic stent grafts and distributor buying patterns in certain markets. The revenue increase in Latin America for the three and nine months ended September 30, 2022 was primarily due to market penetration in certain regions. OEM sales of aortic stent grafts accounted for less than 1% of product revenues for the three and nine months ended September 30, 2022 and 2021.
Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants increased 5% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This increase was primarily due to an increase in volume of milliliters sold, which increased revenues by 7%, and an increase in average sales prices, which increased revenues by 3%, partially offset by the effect of foreign exchange rates, which decreased revenues by 5%.

Revenues from the sales of surgical sealants decreased 6% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This decrease was primarily due to a change in the mix of milliliters sold and a decrease in volume of milliliters sold, which decreased revenues by 4%, and the effect of foreign exchange rates, which decreased revenues by 3%, partially offset by an increase in average sales prices, which increased revenues by 1%.

On a constant currency basis, revenues from sales of surgical sealants increased 9% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. On a constant currency basis, revenues from sales of surgical sealants decreased 4% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase in revenues in the three months ended September 30, 2022 was primarily due to revenue increases in EMEA. The decrease in revenues in the nine months ended September 30, 2022 was primarily due to revenue decreases in North America.

During the nine months ended September 30, 2021 revenues from the sales of surgical sealants in North America were larger than in the nine months ended September 30, 2022, primarily due to inventory restocking orders placed during the first half of 2021 as hospitals experienced reduced impact from the COVID-19 pandemic and began resuming more normal operations. Revenues were negatively impacted during the first quarter of 2022 due to delays and cancellations of some surgical procedures due to hospital staffing challenges as a result of a new COVID-19 variant.

The revenue increase in EMEA during the three months ended September 30, 2022 was primarily due to customers accelerating orders in certain countries in anticipation of the potential expiration of certain BioGlue derogations, which have since been extended. Surgical sealant revenue in EMEA was adversely impacted during the first half of 2022 primarily due to temporary commercialization restrictions resulting from the expiration of our BioGlue CE Mark during our transition to a new notified body. During this ongoing transition period, we have requested, and certain countries have granted, derogations to allow us to continue to commercialize BioGlue in those countries until we can complete our transition to a new notified body. We have obtained or anticipate obtaining extension of early-expiring derogations and currently anticipate completing the remaining transition and the renewal of our BioGlue CE Mark in the fourth quarter of 2022. We anticipate EMEA BioGlue revenues during the three months ended December 31, 2022 will be impacted by orders accelerated during the three months ended September 30, 2022. See Part II, Item 1A, “Risk Factors—Industry Risks— Our products and tissues are highly regulated and subject to significant quality and regulatory risks.” for further background on our transition to a new notified body; see also, Part II, Item 1A, “Risk Factors—Operational Risks— We may not be successful in obtaining necessary clinical results or regulatory clearances/approvals for new and existing products and services, and our approved products and services may not achieve market acceptance.”

Domestic revenues from surgical sealants accounted for 46% and 48% of total surgical sealant revenues for the three and nine months ended September 30, 2022, respectively, and 48% and 52% of total surgical sealant revenues for the three and nine months ended September 30, 2021, respectively.
On-X
The On-X products include the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis (“AAP”) for heart valve replacement. On-X product revenues also include revenues from the distribution of CarbonAid® CO2 diffusion catheters and from the sale of Chord-X® ePTFE sutures for mitral chordal replacement. On-X products also generates revenue from pyrolytic carbon coating products produced for OEM customers.
On-X product revenues increased 17% and 13% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021.

On-X product revenues, excluding OEM, increased 19% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This increase was primarily due to an increase in volume of units sold, which increased revenues by 19%, and an increase in average sales prices, which increased revenues by 1%, partially offset by the effect of foreign exchange rates, which decreased revenues by 1%.

On-X product revenues, excluding OEM, increased 13% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase was primarily due to an increase in volume of units sold, which increased revenues by 12%, and an increase in average sales prices, which increased revenues by 2%, partially offset by the effect of foreign exchange rates, which decreased revenues by 1%.

On a constant currency basis, On-X product revenues, excluding OEM, increased 20% and 15% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. The increase in revenues in the three months ended September 30, 2022 was primarily due to revenue increases in North America, EMEA and APAC. The increase in revenues in the nine months ended September 30, 2022 was primarily due to revenue increases in North America, EMEA, and Latin America. The revenue increases in these markets were partially due to improved conditions from the COVID-19 pandemic for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. The increase in revenues in North America for the three and nine months ended September 30, 2022 was also impacted by customer buying patterns. The increase in revenues in EMEA was also impacted by an increase of shipments in direct markets for the three and nine months ended September 30, 2022, and an increase of shipments in indirect markets for the three months ended September 30, 2022. The increase in revenues in Latin America for the three and nine months ended September 30, 2022 was also impacted by market penetration in certain regions. On-X OEM sales accounted for less than 1% of product revenues for both the three and nine months ended September 30, 2022 and 2021.
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
Other revenues increased 6% and 5% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021.
The increase in other revenues for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021 was primarily due to an increase in CardioGenesis cardiac laser therapy product revenues, partially offset by a decrease in PerClot product revenues. The increase in CardioGenesis cardiac laser therapy product revenues for the three and nine months ended September 30, 2022 was primarily due to our ability to resume limited sales of handpieces during the fourth quarter of 2021, as further described below. The decrease in PerClot product revenues for the three and nine months ended September 30, 2022 was due to the Baxter Transaction, described in more detail in Part II, Item 7, “Sale of PerClot” of our annual report on Form 10-K for the year ended December 31, 2021.
Revenues from our CardioGenesis cardiac laser therapy product line historically consisted primarily of sales of handpieces and, in certain periods, the sale of laser consoles. During the three and nine months ended September 30, 2021 we had minimal revenues from the CardioGenesis cardiac laser therapy product line as we did not have a supply of handpieces due to the FDA’s review of our supplier’s change in manufacturing location. After obtaining approval, our supplier resumed manufacturing a limited supply of handpieces allowing us to resume limited sales during the fourth quarter of 2021.
Preservation Services
Preservation services include service revenues from processing cardiac and vascular tissues. Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. The majority of our vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. Competition with synthetic product alternatives and the availability of tissues for processing are key factors affecting revenue volume that can fluctuate from quarter to quarter. Our cardiac and vascular tissues are primarily distributed in domestic markets.
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
Revenues from tissue processing increased 13% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase in revenues for the three months ended September 30, 2022 was primarily due to an increase in tissue shipments, which increased revenues by 10%, and an increase in average sales prices, which increased revenues by 3%.
Revenues from tissue processing increased 10% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase in revenues for the nine months ended September 30, 2022 was primarily due to an increase of tissues shipped, which increased revenues by 7%, and an increase in average sales prices, which increased revenues by 3%.

The increase in revenues from tissue processing for the three and nine months ended September 30, 2022 was primarily due to an increase in medical procedures that utilize our cardiac tissues.
Cost of Products and Preservation Services
Cost of Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of products	$17,743	$15,503	$53,381	$46,592

Cost of products increased 14% and 15% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. Cost of products for the three and nine months ended September 30, 2022 and 2021 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.

The increase in cost of products for the three and nine months ended September 30, 2022 was primarily due to an increase in shipments of aortic stent grafts and On-X products as well as an increase in the cost of surgical sealants and aortic stent grafts, as compared to the three and nine months ended September 30, 2021.
Cost of Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of preservation services	$10,351	$8,915	$29,375	$26,710
Cost of preservation services increased 16% and 10% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. Cost of preservation services included costs for cardiac and vascular tissue preservation services.

The increase in cost of preservation services for the three and nine months ended September 30, 2022 was primarily due to an increase in the processing cost of cardiac and vascular tissues, and, to a lesser extent, due to an increase in shipments, as compared to the three and nine months ended September 30, 2021.

Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross margin	$48,744	$47,789	$151,635	$146,140
Gross margin as a percentage of total revenues	63%	66%	65%	67%
Gross margin increased 2% and 4% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. The increase for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to an increase in shipments of all products, partially offset by the effect of foreign exchange rates and an increase in cost of certain products. Gross margin as a percentage of total revenues decreased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to an increase in product costs of certain products sold resulting from inflationary pressures of materials and labor, and to a lesser extent, the mix of products shipped, partially offset by favorable pricing of certain products during the three months ended September 30, 2022.

The increase for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to an increase in shipments of aortic stent grafts, On-X products, and preservation services partially offset by the effect of foreign exchange rates and an increase in cost of certain products. Gross margin as a percentage of total revenues decreased for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to an increase in product costs of certain products sold resulting from inflationary pressures of materials and labor, and to a lesser extent, the mix of products shipped, partially offset by favorable pricing of certain products during the nine months ended September 30, 2022.
Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General, administrative, and marketing expenses	$41,051	$39,053	$118,989	$118,521
General, administrative, and marketing expenses as a percentage of total revenues	53%	54%	51%	54%
General, administrative, and marketing expenses increased 5% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. General, administrative, and marketing expenses were flat in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase in General, administrative, and marketing expenses for the three months ended September 30, 2022 was primarily due to an increase in personnel-related and marketing costs. General, administrative, and marketing expenses for the nine months ended September 30, 2022 included an increase in personnel-related and marketing costs offset by a decrease in business development expenses.
General, administrative, and marketing expenses included $864,000 of business development expense and $3.8 million of business development income for the three and nine months ended September 30, 2022, respectively, as compared to $1.3 million and $6.1 million of expense for the three and nine months ended September 30, 2021, respectively. We incurred $400,000 of business development expense and $4.6 million of business development income during the three and nine months ended September 30, 2022, respectively, related to the fair value adjustments for the Ascyrus contingent consideration, as compared to $700,000 and $5.0 million of business development expense during the three and nine months ended September 30, 2021, respectively.
Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$11,799	$9,972	$30,575	$26,086
Research and development expenses as a percentage of total revenues	15%	14%	13%	12%
Research and development expenses increased 18% and 17% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. Research and development spending for the three and nine months ended September 30, 2022 was primarily focused on clinical work to gain regulatory approvals for On-X, certain aortic stent grafts, and PerClot products.
On September 23, 2022 we announced that we were stopping the PROACT Xa clinical trial as recommended by the trial's independent Data and Safety Monitoring Board. The PROACT Xa clinical trial was a prospective, randomized, trial designed to determine if patients with On-X mechanical aortic valves could be maintained safely and effectively on apixaban rather than on warfarin. As a result of PROACT Xa's early termination, we recorded $4.7 million of termination and wind-down expenses that are included in Research and development operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2022. The majority of these costs include future administrative costs that will be incurred during the fourth quarter of

2022 and the first quarter of 2023, as well as the estimated cost of clinical drugs purchased for patients participating in the study that are not expected to be recovered. See Part II, Item 1, “Business” of our annual report on Form 10-K for the year ended December 31, 2021 for further detail of the PROACT Xa trial.
Gain from Sale of Non-Financial Assets
Gain from sale of non-financial assets for the three and nine months ended September 30, 2021 consisted of the net $15.9 million gain from the sale of PerClot assets as part of the Baxter Transaction on July 28, 2021.
Interest Expense
Interest expense was $4.8 million and $12.9 million for the three and nine months ended September 30, 2022, respectively, as compared to $4.1 million and $13.0 million for the three and nine months ended September 30, 2021, respectively. Interest expense for the three and nine months ended September 30, 2022 and 2021 relates to interest on debt and uncertain tax positions.
Other Expense, Net
Other expense, net was $3.7 million and $7.6 million for the three and nine months ended September 30, 2022, respectively, as compared to $2.7 million and $3.3 million for the three and nine months ended September 30, 2021, respectively. Other expense, net primarily includes the realized and unrealized effects of foreign currency gains and losses.

Earnings

(Table in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) income before income taxes	$(12,532)	$7,944	$(18,261)	$1,260
Income tax expense (benefit)	1,181	(2,638)	3,100	(4,006)
Net (loss) income	$(13,713)	$10,582	$(21,361)	$5,266

Diluted (loss) income per common share	$(0.34)	$0.26	$(0.53)	$0.13
Diluted weighted-average common shares outstanding	40,115	44,453	39,999	39,496
We incurred a loss before income taxes for the three and nine months ended September 30, 2022 and experienced an income before income taxes for the three and nine months ended September 30, 2021. The loss before income taxes for the three and nine months ended September 30, 2022 was negatively impacted by an increase in certain operating expenses to support revenue expansion, an increase in investments in the research and development pipeline, and an unfavorable impact of foreign currency gains and losses. The loss before income taxes was partially offset by the change in fair value of our financial instruments for the nine months ended September 30, 2022. The income before income taxes for the three and nine months ended September 30, 2021 was primarily due to a gain from sale of non-financial assets related to the Baxter Transaction described above, partially offset by business development, integration and severance expenses primarily related to the Ascyrus acquisition, and investments in the research and development pipeline. Revenues for the three and nine months ended September 30, 2022 and 2021 were also unfavorably impacted by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due to the COVID-19 pandemic in certain regions. The revenue impact from COVID-19 was smaller and varied regionally during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021.
Our effective income tax rate was an expense of 9% and 17% for the three and nine months ended September 30, 2022, respectively, as compared to a benefit of 33% and 318% for the three and nine months ended September 30, 2021, respectively. The change in the tax rate for the three and nine months ended September 30, 2022 was primarily due to changes in pre-tax book income, a decrease in the excess tax benefit related to stock compensation, and an increase in the estimated current year valuation allowance, as compared to the three and nine months ended September 30, 2021.

Our income tax rate for the three and nine months ended September 30, 2022 was primarily impacted by changes in our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax shortfalls on stock compensation.

Our income tax rate for the three and nine months ended September 30, 2021 was primarily impacted by non-deductible executive compensation, changes in our valuation allowance against our deferred tax assets, changes in our uncertain tax position liabilities, the research and development tax credit, and excess tax benefits on stock compensation.
We incurred net loss and diluted loss per common share for the three and nine months ended September 30, 2022 and experienced net income and diluted income per common share for the three and nine months ended September 30, 2021. Net loss and diluted loss per common share for the three and nine months ended September 30, 2022 was primarily due to loss before income taxes, as discussed above.
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
Liquidity and Capital Resources
Net Working Capital
As of September 30, 2022 net working capital (current assets of $238.0 million less current liabilities of $46.0 million) was $192.0 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, as compared to net working capital of $202.7 million and a current ratio of 6 to 1 at December 31, 2021.
Overall Liquidity and Capital Resources
Our primary cash requirements for the nine months ended September 30, 2022 were for general working capital needs, capital expenditures for facilities and equipment, interest and principal payments under our Credit Agreement (defined below), interest payments under our Convertible Senior Notes (defined below), and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.
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
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2022. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of September 30, 2022 was approximately $92.3 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes $1.2 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2021, respectively, related to the aggregate of the contractual coupon interest, and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually.
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
As of September 30, 2022 approximately 44% of our cash and cash equivalents were held in foreign jurisdictions.
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows (used in) provided by:
Operating activities	$(4,936)	$(3,301)
Investing activities	(8,047)	8,472
Financing activities	(780)	(3,422)
Effect of exchange rate changes on cash and cash equivalents	(3,675)	1,418
(Decrease) increase in cash and cash equivalents	$(17,438)	$3,167
Net Cash Flows from Operating Activities
Net cash used in operating activities was $4.9 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively.
We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the nine months ended September 30, 2022 these non-cash items included $17.0 million in depreciation and amortization expenses, $9.2 million in non-cash compensation, $5.7 million of lease expenses, $5.1 million of deferred income tax changes, and $4.6 million in fair value adjustments of financial instruments.
Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the nine months ended September 30, 2022 these included the unfavorable effect of $10.9 million due to the timing differences between recording receivables and the receipt of cash, $5.8 million due to an increase in inventory balances and deferred preservation costs, $2.1 million due to timing differences between the recording of accounts payable and other current liabilities, and $1.8 million due to an increase in prepaid expenses and other assets.

Net Cash Flows from Investing Activities
Net cash used in investing activities was $8.0 million for the nine months ended September 30, 2022. Net cash provided by investing activities was $8.5 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022 cash used in investing activities primarily included $6.9 million of cash used for capital expenditures.
Net Cash Flows from Financing Activities
Net cash used in financing activities was $780,000 and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively. The current year cash used in financing activities was primarily due to $2.0 million for the repayment of debt and $1.8 million for repurchases of common stock to cover tax withholdings, partially offset by $3.3 million of proceeds from the exercise of stock options and issuances of common stock.
Scheduled Contractual Obligations and Future Payments
Our long-term debt obligations and interest payments include $315.4 million of scheduled principal payments and $82.8 million in anticipated interest payments related to our Credit Agreement, Convertible Senior Notes, and other governmental loans.
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
Capital Expenditures
Capital expenditures were $6.9 million and $10.5 million for the nine months ended September 30, 2022 and 2021, respectively. Capital expenditures for the nine months ended September 30, 2022 were primarily related to routine purchases of manufacturing and tissue processing equipment, computer software, leasehold improvements needed to support our business, and computer equipment.
Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest income and interest expense are sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash and cash equivalents of $37.6 million as of September 30, 2022 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility, Term Loan Facility, and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us for the nine months ended September 30, 2022, affecting our cash and cash equivalents, Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.
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
An additional 10% adverse change in exchange rates from the exchange rates in effect on September 30, 2022 affecting our balances denominated in foreign currencies could impact our financial position or cash flows by approximately $7.0 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the nine months ended September 30, 2022 affecting our revenue and expense transactions denominated in foreign currencies would not have had a material impact on our financial position, profitability, or cash flows.
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
Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of September 30, 2022 the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the US Securities and Exchange Commission’s rules and forms.
Changes to Disclosure Controls and Procedures
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Based on current knowledge, we do not believe that there are any pending matters that could potentially have a material, adverse effect on our business, financial condition, results of operations, or cash flows. We are, however, engaged in various legal actions in the normal course of business. There can be no assurances in light of the inherent uncertainties involved in any potential legal proceedings, some of which are beyond our control, and an adverse outcome in any legal proceeding could be material to our results of operations or cash flows for any particular reporting period.
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
Since early 2020, businesses, communities, and governments worldwide have taken, and continue to take, a wide range of actions to mitigate the spread and impact of COVID-19, leading to an unprecedented impact on the global economy. Hospitals and other healthcare providers have adopted differing approaches to address the surge and resurgence of COVID-19 cases, including their impact on healthcare workers and related global healthcare worker shortages, such as postponing elective and non-emergent procedures, restricting access to their facilities, cancelling elective procedures, or re-allocating scarce resources to some critically ill patients. Although many areas have seen a decline in COVID-19 cases, the potential for additional impact from new variants of COVID-19 remains. These conditions have, and could continue to, impact our activities, including:
•Our product sales. Certain countries experienced continued impact on revenues in the third quarter of 2022 due to the COVID-19 pandemic, and in particular, the impact of local lockdowns. In addition to COVID-19’s impact on procedure volumes, including an impact on procedure volumes due in part to COVID-19-related healthcare staffing shortages and shortages from workers exiting healthcare, we have observed additional downstream effects on our business, including an increase in delays or difficulty in collecting certain outstanding receivables, particularly with certain governmental payors in regions heavily impacted by COVID-19. The extent to which our financial performance will be impacted by the pandemic through the remainder of 2022 and beyond will depend largely on future developments, including changes in hospital utilization rates and staffing, the prevalence and severity of new variants and their impact on case numbers and short-term quarantines, and the global availability and acceptance of COVID-19 vaccines and their effectiveness against variants. COVID-19’s continued or increased impact on our financial performance may also increase the risks we face with respect to managing our indebtedness.
•Our business operations. In 2020 we took several steps to address the impact of COVID-19 on our employees, cash consumption, and operations, including reducing expenditures and delaying investments. Although we have scaled back most of these steps in most geographies, the COVID-19 virus and its variants remain highly contagious and may have additional impact on our business operations, including the potential to impact our workforce availability as case numbers and short-term quarantines increase due to the spread of new variants. COVID-19 also continues to impact our business partners, including the various regulators and notified bodies that we rely on, which increases the regulatory risks we face, and specifically, the risks we face with respect to timely review and approval of new and renewal certifications, clearances, and approvals for our products.

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
•Our workforce. As some global economies have begun to emerge from the COVID-19 downturn, increased opportunities for remote work, the Great Resignation and increasing compensation pressure have resulted in a war for talent and an unprecedented number of career changes. The resulting worker shortages and increased labor costs at all levels have impacted supply chains, distribution channels, and employers’ ability to adequately staff their operations. This has impacted not only our own ability to attract and retain employees, but also the ability of our customers who face increasing staffing pressures throughout their healthcare organizations.
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
•Changes in currency exchange rates, particularly fluctuations in the Euro as compared to the US Dollar and inflationary pressures in Latin America;
•Potential adverse financial impact and negative erosion of our operating profit margin over time due to increasing inflationary pressures, particularly impacting our Latin American business as well as impact felt through our supply chain; our exposure may be increased through our limited ability to raise prices and through global expansion where business occurs with, or pricing is set directly by, government entities, or we are party to long term pricing agreements with governments or local distributors, impacting our ability to pass on rising costs;
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
BioGlue Surgical Adhesive (“BioGlue”) is a significant source of our revenues, and as such, any risk adversely affecting our BioGlue products or business would likely be material to our financial results. We face the following risks related to BioGlue:
•Competing effectively with our major and start up competitors, as they may have advantages over us in terms of cost structure, supply chain, pricing, sales force footprint, and brand recognition;
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

Finally, the COVID-19 pandemic and now inflation continued to impact the global supply chain; the pandemic’s impact on workforces, global mobility, material availability, demand, and shipping and reorder time and reliability has reportedly continued or worsened in many cases. The ongoing war in Ukraine may add to or exacerbate challenges faced by the global supply chain. See Part I, Item 1A, “Risk Factors – Business and Economic Risks - We are subject to a variety of risks due to our international operations and continued global expansion.” Although we have yet to experience any material effects of this impact on our supply chain or operations, we face an increasing risk that upstream disruptions may occur. Risks relating to the lingering effects of global supply chain disruptions may even continue after COVID-19’s risk as a global pandemic and the war in Ukraine have subsided.
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
We also conduct all of our own manufacturing operations at three facilities: Austin, Texas for On-X products, Hechingen, Germany for internally manufactured aortic stent grafts, and Kennesaw, Georgia for BioGlue, PerClot, PhotoFix, and tissue preservation services. The AMDS product is solely manufactured by a supplier in Charlotte, North Carolina, the

CardioGensis handpieces are solely manufactured by a supplier in Merrillville, Indiana, and the NEXUS product is solely manufactured by Endospan in Herzlia, Israel. If one of these facilities ceases operations temporarily or permanently, for any reason including a pandemic or climate change related event, our business could be substantially disrupted.
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
•Drive adoption of NEXUS and AMDS in the European and other markets, including our ability to manage the substantial product training, implant support, and proctoring requirements for NEXUS procedures;
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
Additionally, our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the Endospan Transaction depends on a number of additional factors including Endospan’s ability to: (a) comply with the Endospan Loan and other debt obligations, and avoid an event of default; (b) successfully commercialize NEXUS, raise capital and drive adoption in markets in and outside of Europe; (c) meet demand for NEXUS; (d) meet quality and regulatory requirements; (e) manage any intellectual property risks and uncertainties associated with NEXUS; (f) obtain FDA approval of NEXUS; (g) remain a going concern; and (h) develop NEXUS product improvements to meet competitive threats and physician demand. As an example of this risk, the forecasted operating results related to NEXUS decreased in the fourth quarter of 2021, resulting in an impairment in the value of the Endospan Option, and a full write-down of the value of the Endospan Loan, reflecting decreased expectations with respect to the anticipated benefits of the Endospan Transaction.
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
Additionally, as MDD-based CE Marks expire, recertification must be obtained under the MDR. Industry-wide, companies are experiencing delays in obtaining new and updated certifications under the MDR as notified bodies struggle to recover from COVID-19, deal with depleted workforces, and handle the volume of work required to transition tens of thousands of currently-marketed devices from the MDD to the MDR. As one such example, our MDD-based CE Mark for Chord-X expired in September 2022, which will impact our ability to supply certain territories once our saleable inventory is depleted. If Notified Bodies continue to struggle to meet demand and timely process submissions and recertifications, we may face additional disruptions associated with the MDR transition.
Finally, we anticipate additional regulatory impact as a result of the United Kingdom’s exit from the European Union (“Brexit”). The UK Medicines and Healthcare Products Regulatory Agency has announced that CE Marking will continue to be recognized in the UK and certificates issued by EU-recognized Notified Bodies will continue to be valid in the UK market until June 30, 2023. Thereafter, all devices marketed in the UK will require UK Conformity Assessed Marks certified by a UK Approved Body (the re-designation of the UK Notified Body).
In 2019 our notified body in the UK, Lloyd’s Register Quality Assurance Limited (“LRQA”), informed us that it would no longer provide Notified Body services for medical devices effective September 2019. The governing German competent authority, the Regierungspraesidium-Tubingen, granted us an extended grace period until December 31, 2021 to transfer LRQA-issued certifications for BioGlue and PhotoFix to a new Notified Body. We are currently in the process of transferring BioGlue and PhotoFix to our new Notified Body, DEKRA. While positive progress has been made, DEKRA has been unable to complete the registration and the renewal of our BioGlue CE Mark because it significantly delayed its last audit in that process, a Phase 2 onsite audit, due to COVID-19 restrictions on travel, staffing shortages, and workload related to the transition to the MDR. With the Phase 2 audit complete, we currently anticipate completing the registration and renewal process during the fourth quarter of 2022. In the interim, we have requested and received from the majority of relevant territories, derogations from certain individual European countries to allow us to continue to commercialize BioGlue in those countries until we can complete the certification process with DEKRA. For derogations expiring before we anticipate receiving the renewal of the BioGlue CE Mark, we have requested and anticipate receiving, extensions of the previously granted derogations. That said, failure to maintain key derogations in certain countries, or any other delays in the MDR transition, may have a material, adverse effect on our ability to supply demand in affected jurisdictions, have a material, adverse impact on our business, and may also impact our Medical Device Single Audit Program (“MDSAP”) certifications. Failure to timely obtain new MDSAP certifications following their expiration may impact our ability to distribute covered products in Australia, Brazil, Canada, and Japan. Additionally, although we don’t anticipate a material impact, failure to obtain timely recertification for PhotoFix may impact our ability to supply certain markets with PhotoFix.
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
We are currently seeking regulatory approval for BioGlue in China, where the Chinese regulatory body has made additional requests, and expressed several concerns, related to the application. We have obtained an extension of time until February 2024 in which to secure approval for BioGlue in China. If we cannot obtain approval by then or the costs to do so are prohibitive, we ultimately may be unable to sell BioGlue in China.
As an example of this risk, in September 2022, we halted the PROACT Xa clinical trial based on the recommendation of the trial’s Data and Safety Monitoring Board (“DSMB”) due to insufficient evidence to support non-inferiority of apixaban to warfarin for valve thrombosis and thromboembolism. The DSMB found that continuing the trial was unlikely to achieve the primary endpoint while possibly exposing patients to increased risk.
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
If we are unable to successfully complete the development of a product, service, or application, or if we determine for any reason not to complete development or obtain regulatory approval or clearance of any product, service, or application, particularly in instances when we have expended significant capital, this could materially, adversely affect our financial performance. Research and development efforts are time consuming and expensive, and we cannot be certain that these efforts will lead to commercially successful products or services. Halting R&D efforts and clinical trials prematurely may lead to accelerated or unanticipated wind down costs. Even the successful commercialization of a new product or service in the medical industry can be characterized by slow growth and high costs associated with marketing, under-utilized production capacity, and continuing research and development and education costs, among other things. The introduction of new products or services may require significant physician training or years of clinical evidence in order to gain acceptance in the medical community.
Regulatory enforcement activities regarding Ethylene Oxide, which is used to sterilize some of our products and components, could have a material, adverse impact on us.
Some of our products, including our On-X products, are sterilized using Ethylene Oxide (“EtO”). Although we have a small-scale EtO facility in Austin, Texas, we rely primarily on large-scale EtO facilities to sterilize our products. In addition, some of our suppliers use, or rely upon third parties to use, EtO to sterilize some of our product components. Concerns about the release of EtO into the environment at unsafe levels have led to increased activism and lobbying as well as various regulatory enforcement activities against EtO facilities, including closures and temporary closures, lawsuits against EtO service providers, and proposals increasing regulations related to EtO. The number of EtO facilities in the US is limited, and any permanent or temporary closures or disruption to their operations for any reason could delay, impede, or prevent our ability to commercialize our products. In addition, any regulatory enforcement activities against us for our use of EtO could result in financial, legal, business, and reputational harm to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table provides information about purchases by us during the three months ended September 30, 2022 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Common Shares and Common Stock Units Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
07/01/22 - 07/31/22	—	$—	—	$—
08/01/22 - 08/31/22	1,706	21.71	—	—
09/01/22 - 09/30/22	709	21.10	—	—
Total	2,415	$21.53	—	$—
The common shares purchased during the three months ended September 30, 2022 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.
Under our Credit Agreement, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The exhibit index can be found below.

Exhibit Number	Description
3.1	Delaware Certificate of Incorporation, effective January 1, 2022. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 4, 2022).
3.2	Delaware Certificate of Amendment of Certificate of Incorporation, effective January 18, 2022. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 20, 2022).
3.3	Amended and Restated Bylaws of Artivion, Inc., a Delaware Corporation (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 20, 2022).
10.1*	Form of Indemnification Agreement for Non-Employee Directors and Executive Officers.
10.2*	Change of Control Agreement, by and between the Company and John E. Davis, dated Aug. 2, 2022.
10.3*	Change of Control Agreement, by and between the Company and Jean F. Holloway, dated Aug. 2, 2022.
10.4*	Change of Control Agreement, by and between the Company and D. Ashley Lee, dated Aug. 2, 2022.
31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant To 18 USC. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
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

November 4, 2022
DATE