Form 10-K
period 2022-12-31
ARTIVION, INC.
filed 2023-02-23
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the registrant was $725,381,098 computed using the closing price of $18.88 per share of Common Stock on June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, based on management’s belief that Registrant has no affiliates other than its directors and executive officers.
As of February 17, 2023 the number of outstanding shares of Common Stock of the registrant was 40,556,430.
Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after December 31, 2022	Part III

Forward-Looking Statements
This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our expectations or forecasts of future events as of the date of this Form 10-K. In some cases, words such as “could,” “may,” “might,” “will,” “would,” “shall,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future,” “assume,” and variations of these types of words or other similar expressions identify forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date of this Form 10-K.
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
•The potential impact the COVID-19 pandemic and the war in Ukraine may have on demand for and sales of our products and services, business operations, manufacturing operations, supply chain, cash flow, workforce, clinical and regulatory timelines, and our research and development projects;
•The potential impact general global, regional, or national economic downturns and macroeconomic trends, including heightened inflation, interest rate and currency fluctuations, as well as general or localized economic slowdowns or recessions may have on demand for and sales of our products and services, including ordering trends for international distributors based on currency fluctuation against the US dollar, and our business operations, manufacturing operations, supply chain, and workforce;
•Our beliefs about the robustness of our global supply chain in light of current global and macroeconomic conditions and about the potential impact of supply chain disruptions, particularly disruptions to single and sole source suppliers and third-party manufacturing partners;
•Our beliefs about our R&D and product pipeline, including our beliefs about the timing of our clinical trials and product launches;
•Our beliefs and anticipation regarding the favorable attributes, benefits, and clinical advantages of our products and services, the basis on which our products and services compete, the benefits of our physician education activities, and the advantages of our relationships with organ and tissue procurement organizations and tissue banks;
•Our beliefs about the future regulatory classification of our medical devices, our compliance with applicable laws and regulations, and our ability to make timely transitions to our Notified Bodies and obtain renewals for our Conformité Européene Mark product certification impacted by Brexit and the transition to the Medical Device Regulation in Europe, and the impact these transitions, renewals, and related processes may have on our business, including any impact on our customers' ordering patterns and our ability to supply products;
•Our beliefs regarding our global expansion efforts, including the international growth opportunity that would be provided by obtaining regulatory approval for BioGlue in China;
•Our beliefs regarding the impact alternative anticoagulation therapy and transcatheter heart valve replacement may have on the number of patients choosing On-X mechanical heart valves;
•Our beliefs about the advantages of our intellectual property and its significance to our segments and our business as a whole, and our beliefs about the present value and potential impairment of our intangible assets and leases;
•Our beliefs about our workforce, including our ability to attract and retain talent at all levels, and about our relationship with our workforce, including our works council in Germany and union in Brazil;
•Our beliefs about potential information security vulnerabilities, and the associated potential adverse effects on our business;
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
•Our expectations regarding the timing and impact of clinical research work and regulatory approvals for certain products or indications, including On-X, aortic stent grafts, and BioGlue products, and CryoValve SG pulmonary heart valve if the US Food and Drug Administration reclassifies allograft heart valves as Class III medical devices;
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

PART I
Item 1. Business.
Overview
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, surgical sealants, On-X® mechanical heart valves and related surgical products, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, the Ascyrus Medical Dissection Stent (“AMDS”) hybrid prosthesis, the NEXUS® endovascular stent graft system (“NEXUS”), and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue® Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix® bovine surgical patches, CardioGenesis® cardiac laser therapy, and PerClot® hemostatic powder (prior to the sale to a subsidiary of Baxter International, Inc. (“Baxter”)).
On January 1, 2022 we converted our state of incorporation from Florida to Delaware and on January 18, 2022 we changed our name from CryoLife, Inc. to Artivion, Inc. Our common stock is listed on the New York Stock Exchange under the symbol of “AORT” and traded under the symbol “CRY” prior to January 24, 2022.
Corporate Structure
Our main operating subsidiaries include JOTEC GmbH (“JOTEC”), a Hechingen, Germany-based endovascular and surgical products company acquired on December 1, 2017 and On-X Life Technologies, Inc. (“On-X”), an Austin, Texas-based mechanical heart valve company acquired on January 20, 2016, as well as separate country entities to support direct sales operations in Brazil, Canada, Cyprus, France, Greece, Italy, Poland, Spain, Switzerland, and the UK. Additionally, we have entities in Australia, China, Colombia, Hong Kong, Korea, Malaysia, New Zealand, Singapore, Thailand, and Vietnam to provide sales and marketing support for the Asia Pacific (“APAC”) and Latin America (“LATAM”) regions.
Segments and Geographic Information
We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes revenues from sales of aortic stent grafts, surgical sealants, On-X, and other product revenues. The Preservation Services segment includes services revenues from the preservation of cardiac and vascular implantable human tissues. See Part II, Item 8, Note 16 of the “Notes to Consolidated Financial Statements” for further information on our segments and for our geographic information.
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
•New Indications – Through regulatory approvals in new markets and for new products, and through approvals for expanded indications for our existing products and services;
•Global Expansion – By entering new international markets, establishing new international direct sales territories, and developing our commercial infrastructure in new markets, including emerging markets, such as China and Brazil; and
•Business Development – By pursuing select acquisitions, licensing, and distribution opportunities that are aligned to our objectives and complement our existing products, services, and infrastructure. Examples include our acquisitions of JOTEC, On-X, and Ascyrus Medical LLC (“Ascyrus”), and our distribution agreement and purchase option for NEXUS. To the extent that we identify, develop, or acquire non-core products or applications, we may dispose of these assets or pursue licensing or distribution agreements with third-party partners for development or commercialization such as the sale of the PerClot product line.

Markets, Products, Services, and Competition
Our medical devices and preservation services are primarily used by cardiac and vascular surgeons to treat patients with aortic disease, including heart valve disease, aortic aneurysms and dissections, and, to a lesser extent, other conditions in cardiac and vascular surgery.
We face competition from several domestic and international medical device, pharmaceutical, and biopharmaceutical companies and from both for-profit and non-profit tissue processors. Many of our current and potential competitors have greater financial and personnel resources than we have. Some of these competitors might have greater experience in developing products, procuring tissues, conducting clinical trials, and obtaining regulatory approvals, and they might have large contracts with hospitals under which they can obtain purchase requirements that place our products at a disadvantage. Some of these competitors might obtain patent protection or approval or clearance by the US Food and Drug Administration (“FDA”) or foreign regulators sooner than we do. Some might have superior manufacturing efficiency, tissue processing capacity, and/or marketing capabilities. We cannot ensure that our current or future competitors will not succeed in developing alternative technologies, products, or services that have advantages over those that have been, or are being, developed by us or that would render our products or technologies obsolete or non-competitive. Any of these competitive disadvantages could materially, adversely affect us.
We discuss the disease states in which we compete and our products, services, and technologies that treat these diseases below.
Aortic Disease
Aortic Valve Disease
Patients with heart disease can experience valve insufficiency, regurgitation, or stenosis that may require heart valve repair or replacement surgery. Patients with congenital cardiac defects such as Tetralogy of Fallot, Truncus Arteriosus, and Pulmonary Atresia can require complex cardiac reconstructive surgery to repair the defect. A variety of tissues and synthetic materials are implanted in these cardiac procedures. Implantable human tissues (allografts) and animal tissues (xenografts) as well as other synthetic materials may be used in cardiac procedures. Implantable devices may be entirely synthetic, such as mechanical heart valves, or contain both synthetic materials and xenograft tissue components, such as bioprosthetic heart valves. These devices may be implanted surgically through open heart surgery, or in some cases, without sternotomy through transcatheter valve replacement.
Mechanical heart valves are durable and often last for the remainder of a patient’s life without replacement, even for relatively young patients with long life expectancies. Mechanical prosthetic heart valves are readily available and are a less expensive solution for those requiring a heart valve replacement. Patients who receive mechanical heart valves are required to undergo long-term blood thinning or anticoagulation drug therapy to minimize the risk of thromboembolism, stroke, or other complications from the formation of blood clots.
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

Both mechanical heart valves and bioprosthetic heart valves contain a synthetic sewing ring to facilitate surgical implantation of the device. The sewing rings of both mechanical and bioprosthetic heart valves are synthetic materials that may harbor bacteria and lead to endocarditis and infection that can be difficult to treat with antibiotics. Patients with an infected mechanical or bioprosthetic heart valve may require valve replacement surgery. The 2013 Society of Thoracic Surgeons Guidelines, as published in the Annals of Thoracic Surgery, have increased the indication (from Class II to Class I) and broadened the scope for using an aortic allograft, or a human heart valve, during aortic valve replacement surgery due to endocarditis. The Class I indication means that an aortic allograft is the recommended course of treatment when endocarditis has functionally destroyed the aortic valve annulus. The previous Class II indication meant that it was an acceptable course of treatment.
Human heart valves are used in valve replacement procedures. Human heart valves allow for more normal blood flow, often provide higher cardiac output than mechanical and bioprosthetic heart valves, and do not require long-term anticoagulation drug therapy. Human tissue responds better to treatment for infections, and consequently, for many physicians, human heart valves are the preferred alternative to animal-derived and mechanical heart valves for patients who have, or are at risk to contract, endocarditis. Human tissue valves are also not as susceptible to progressive calcification as glutaraldehyde-fixed bioprosthetic tissues. A Ross Procedure may be a preferred surgical technique by physicians and patients, particularly for young patients, due to the human heart valve’s long-term resistance to calcification and the patient’s relative freedom from re-intervention surgery. In a Ross Procedure, a diseased aortic valve is replaced with a patient’s own pulmonary valve, which is in turn replaced with a donated human pulmonary valve.
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
In 2015, the FDA approved the On-X aortic valve for use with a lower INR (International Normalized Ratio), which means that patients with On-X heart valves can be managed on lower doses of warfarin for anticoagulation. This new indication was, and still is, unique to the On-X aortic valve and was based on a prospective, randomized, controlled clinical trial called PROACT comparing a reduced versus standard warfarin dose for On-X heart valve recipients. In the aortic valve replacement arm of the trial, the reduced warfarin dose group had 60% fewer bleeding events without an increased risk of stroke. The 2020 American Heart Association / American College of Cardiology guidelines specifically mentioned On-X aortic heart valves as the only mechanical aortic heart valve that can be managed at a low INR of 1.5-2.0. While use of a lower INR has been approved for the On-X aortic heart valve, such use for the On-X mitral heart valve was submitted to the FDA in mid-2021 and is still under FDA review. We currently anticipate receiving FDA approval for mitral valves reflecting a lower INR range in 2023.
On-X heart valves compete primarily with mechanical valves from Abbott Laboratories, Medtronic, plc. (“Medtronic”), and Corcym S.r.l. (who completed acquisition of the LivaNova heart valve business in June 2021) (“Corcym”). On-X heart valves compete with these products based on their features and benefits, such as full, 90-degree leaflet opening, pure pyrolytic carbon, flared inlet, and approved labeling claim for reduced INR for aortic valves.
We began selling On-X heart valves in January 2016 following our acquisition of On-X. We sell On-X heart valves throughout the world including North America, EMEA, APAC, and LATAM.
Aortic Stent Grafts
Hybrid stent grafts, surgical grafts, and endovascular stent grafts can be used in the treatment of complex and thoracic and abdominal aortic disease, such as aortic dissections and aortic aneurysms, as well as in other aortic and peripheral procedures.
Thoracic Stents and Stent Grafts
E-vitaTM Open Plus and E-vita Open NEO
E-vita Open Plus is a hybrid stent graft system used in the treatment of patients with either an aneurysm or dissection in the aortic arch and in the descending thoracic aorta. The E-vita Open Plus stent graft system enables a one-stage treatment to repair this condition through a combined surgical and endovascular treatment, providing a more cost-effective solution for the healthcare system and allowing the patient to avoid an additional operation.

We hold a CE Mark for the E-vita Open Plus and additional marketing approvals have been granted in other countries throughout the world. The E-vita Open Plus competes outside the US with products from Terumo Medical Corporation (“Terumo”) and two smaller competitors. We do not currently sell E-vita Open Plus in the US and we believe there are no competitive products currently being commercialized in the US. The E-vita Open Plus competes in Europe primarily on its proven stent graft technology and long-term clinical data.
The E-vita Open NEO is the next generation hybrid stent graft improving on the E-vita Open Plus and having an updated delivery system and improved handling. We obtained a CE Mark for E-vita Open NEO in the first quarter of 2020 and began limited distribution of E-vita Open NEO in the second quarter of 2020 with full product launch in the fourth quarter of 2020.
AMDS

We acquired Ascyrus in September 2020. Ascyrus has developed the AMDS hybrid prosthesis, the world's first aortic arch remodeling device for use in the treatment of acute Type A aortic dissection. Hemi-arch reconstruction is the standard of care for the treatment of acute Type A aortic dissection. AMDS is used as a complement to, and in conjunction with, hemi-arch reconstruction without adding technical complexity to this life-saving procedure. The design of the AMDS allows for rapid deployment of the graft in the aortic arch during a standard replacement of the ascending aorta, adding on average less than five minutes to the procedure time. The deployment of the AMDS preserves the native arch, potentially allowing for minimally invasive re-interventions as needed, including the repair of additional entry tears, rather than an invasive arch repair. In the Dissected Aorta Repair Through Stent (“DARTS”) clinical trial supporting its CE Mark and Health Canada approvals, the AMDS was shown to reduce mortality, complications, and reoperations compared to the standard of care, thereby improving the care of patients and offering significant cost savings for the health care system.

AMDS indirectly competes with other manufacturers’ standard open surgical repair and hybrid procedures including aortic debranching and frozen elephant trunk technique for total arch replacement. We began selling AMDS in September 2020 following the acquisition of Ascyrus. We sell AMDS outside of the US, including in EMEA, Canada, APAC, and LATAM. We are actively enrolling patients in the PERSEVERE clinical trial to gain US approval and anticipate completing enrollment in 2023.
NEXUS
We acquired the exclusive distribution rights in certain countries in Europe for the NEXUS product line in September 2019 from Endospan Ltd., an Israeli corporation (“Endospan”). Endospan holds a CE Mark for NEXUS which is the only endovascular stent graft system approved for the repair of both aneurysms and dissections in the aortic arch. While open surgical repair remains the standard of care for complete aortic arch replacement, endovascular repair offers an alternative, less invasive procedure to treat the aortic arch with decreased surgical morbidity and mortality. The ability to repair the aortic arch with an endovascular approach is especially advantageous for elderly patients who are not suited for open surgery and for patients who were previously treated for a Type A dissection in an open surgical approach. The addition of NEXUS to our highly differentiated aortic stent graft portfolio further strengthens our position as a leader in the aortic repair market.
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
We began distribution of NEXUS in the fourth quarter of 2019 in EMEA. The first implant of the next generation NEXUS DUO, the dual branch graft system in the NEXUS product line, occurred in the fourth quarter of 2022 as a limited market release. NEXUS DUO is a low profile, custom made aortic arch system designed to treat a range of aortic arch pathologies including chronic dissection, aortic aneurysm, penetrating aortic ulcer, as well as intramural hematoma. Unlike the NEXUS off-the-shelf device, NEXUS DUO includes a secondary branch designed to minimize surgical preparation for patients undergoing endovascular repair of the aortic arch.
We also entered into a securities purchase option agreement with Endospan in September 2019 which provides us the option to purchase all the outstanding securities of Endospan from Endospan’s securityholders at the time of acquisition (or the option to acquire all of Endospan’s assets) up through a certain period of time after FDA approval of NEXUS. Endospan is currently enrolling patients in their US pivotal trial, TRIOMPHE.

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
Until 2022 we held a CE Mark for the E-vita Thoracic 3G and additional marketing approvals have been granted in several other countries throughout the world. The E-vita Thoracic 3G competes primarily with products from Medtronic, Gore, Terumo, and Cook.
Abdominal Stents and Stent Grafts
E-xtra Design Engineering
E-xtra Design Engineering is a comprehensive range of stent graft systems for the treatment of aortic vascular diseases that enables surgeons to quickly and efficiently respond to an individual patient’s therapeutic requirements. E-xtra Design Engineering stent graft systems are tailor-made for individual patients based on imaging of the patient’s own aorta. There are currently only limited off-the-shelf products to treat aneurysms in the thoraco-abdominal aorta due to the many side branches in this anatomy where blood flow to vital organs would be obstructed by unbranched stent grafts. We have pioneered a service whereby we can manufacture a customized thoraco-abdominal stent graft in three weeks or less. E-xtra Design Engineering stent graft systems are often used in conjunction with E-vita Thoracic 3G, as well as the AAA offering, the E-tegra, or in combination with both.
We sell E-xtra Design Engineering stent graft systems in EMEA and in a limited number of other countries around the world. E-xtra Design Engineering competes with customized product offerings from Cook and Terumo.
E-nside TM
The E-nside TAAA multibranch stent graft system is an off-the-shelf stent graft with pre-cannulated inner branches indicated for treatment of patients with thoraco-abdominal disease. The E-nside’s pre-cannulated inner branches are designed to reduce the overall procedure time which reduces the patient’s exposure to radiation. The vast majority of patients with thoraco-abdominal disease are treated with risky, invasive open surgical procedures, characterized by lengthy hospitalization periods and prolonged recuperation, or with custom-made stent grafts which can take up to 90 days to manufacture. We believe the addition of E-nside positions us well to capture share in the European aortic stent graft market because E-xtra Design Engineering provides patient-specific solutions, and E-nside provides an off-the-shelf solution. Further, there are synergies between E-nside and our portfolio of thoracic and abdominal stent grafts. E-nside competes with products from Cook.
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

E-ventus TM BX
E-ventus BX is a balloon-expandable peripheral stent graft indicated for the endovascular treatment of renal and pelvic arteries in cases of ruptures, dissections, and aneurysms. The E-ventus BX stent grafts have a combination of high flexibility together with high radial strength through the combination of the microporous single-layer ePTFE cover and the cobalt chromium stent. The E-ventus BX stent grafts feature minimal recoil and foreshortening and enables secure fixation and positioning in the vessel. The E-ventus BX delivery system has a highly flexible catheter that allows easy advancement in the vessel and enables lesions to be reliably reached by the catheter. Radiopaque markers on the delivery system enable secure and accurate positioning of the stent graft. The E-ventus BX is often used in conjunction with E-xtra Design Engineering products, E-nside stent grafts, and the E-liac stent graft.
The E-ventus BX has a CE Mark and additional marketing approvals in several other countries throughout the world. The E-ventus BX competes with products from Maquet, Gore, BD, and Bentley InnoMed.
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
Our proprietary BioGlue product is a polymer consisting of bovine blood protein and an agent for cross-linking proteins, which was developed for use in cardiac, vascular, neurologic, and pulmonary procedures. BioGlue is stronger than other cardiovascular sealants with a tensile strength that is four to five times that of fibrin sealants. BioGlue begins to polymerize within 20 to 30 seconds, reaches its bonding strength within two minutes, and it adheres to tissues in a wet field. BioGlue is dispensed through a controlled delivery system that consists of a disposable syringe and various applicator tips. BioGlue syringes are available in pre-filled 2ml, 5ml, and 10ml volumes with applicator tips suitable for various applications.

BioGlue is FDA approved as an adjunct to sutures and staples for use in adult patients in open surgical repair of large vessels. We distribute BioGlue under CE Mark for repair of soft tissues (which include cardiac, vascular, and pulmonary). We also distribute BioGlue in Japan where it is approved for adhesion and support of hemostasis for aortotomy closure sites, suture/anastomosis sites (including aortic dissection and anastomosis sites with use of a prosthetic graft), and suture sites on the heart. Additional marketing approvals have been granted for specified applications in several other countries throughout the world.
BioGlue competes primarily with surgical sealants from Baxter, Ethicon, Grena Ltd, Integra LifeSciences, and Bard, a subsidiary of BD. BioGlue competes with these products based on its features and benefits, such as its strength and ease of use.
We sell BioGlue throughout the world including North America, EMEA, APAC, and LATAM.
Preservation Services
Cardiac Preservation Services
Our proprietary preservation process involves our dissection, processing, preservation, and storage of donated human tissues until they are shipped to a hospital where they are implanted by physicians. The cardiac tissues we currently preserve include aortic and pulmonary heart valves and cardiac patches in three primary pulmonary anatomic configurations: hemi-artery, trunk, and branch. These tissues more closely resemble in structure, and simulate the performance of, the patient’s own tissue compared to non-human tissue alternatives. Our cardiac tissues are used in a variety of valve replacement and cardiac reconstruction surgeries. We believe the human tissues we distribute offer specific clinical advantages over mechanical, synthetic, and bioprosthetic alternatives. Depending on the alternative, the clinical advantages of our heart valves include more natural blood flow properties, better results in patients who have endocarditis, no requirement for long-term drug therapy to prevent excessive blood clotting, and a reduced risk of catastrophic failure, thromboembolism, stroke, or deterioration due to calcification.
Our cardiac tissues include the CryoValve® SG pulmonary heart valve (“CryoValve SGPV”) and the CryoPatch® SG pulmonary cardiac patch (“CryoPatch SG”) which are both processed with our proprietary SynerGraft® decellularization technology. A multi-center study showed that, at 10 years, freedom from conduit dysfunction was significantly better in patients receiving our proprietary SynerGraft SGPV valves (83%) compared with patients receiving standard allografts (58%).
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
Two other domestic tissue processors, LifeNet Health and LeMaitre Vascular, offer preserved human heart valves and patches in competition with us. We believe that we compete favorably on the basis of surgeon preference, documented clinical data, technology, and customer service, particularly with respect to the capabilities of our field representatives. Alternatives to human heart valves processed by us include valve repair and valve replacement with bioprosthetic valves or mechanical valves. We compete with bioprosthetic or mechanical valves from companies including Medtronic, Edwards Lifesciences, Corcym, and Abbott Laboratories. Alternatives to our human cardiac patches include xenograft SIS and glutaraldehyde fixed bovine pericardial patches. We compete with these xenograft products from companies including Aziyo Biologics, Edwards Lifesciences, Anteris Technologies, Abbott Laboratories, and Baxter.
We ship human cardiac tissues to implanting institutions throughout the US. Our CryoValve SGPV and CryoPatch SG are distributed under 510(k) clearance from the FDA. We also ship limited tissues in Canada and other countries under special access programs.

Vascular Preservation Services
Our proprietary preservation process involves our dissection, processing, preservation, and storage of donated human tissues until they are shipped to a hospital for implantation by a physician. The vascular tissues currently preserved by us include saphenous veins, aortoiliac arteries, and femoral veins and arteries. Each of these tissues maintains a structure, which more closely resembles and simulates the performance of the patient’s own tissue compared to non-human tissue alternatives. Our vascular tissues are used to treat a variety of vascular reconstructions, such as peripheral bypass, hemodialysis access, and aortic infections, which have saved the lives and limbs of patients. We believe the human tissues we distribute offer specific advantages over synthetic and bioprosthesis alternatives, particularly for the treatment of infection in hemodialysis and peripheral bypass patients. Human tissue is not as susceptible to infection as synthetic alternatives and more closely simulates the performance of the patient’s own tissue and vasculature compared to non-human tissue alternatives.
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
Other Products
PhotoFix
PhotoFix is a bovine pericardial patch fixated using a dye-mediated photo-oxidation process without the use of glutaraldehyde. We hold FDA 510(k) clearance and previously held a CE Mark for PhotoFix which is indicated for use in intracardiac repair, great vessel repair, suture line buttressing, pericardial closure, and vascular repair and reconstruction (for example: the carotid, iliac, femoral, and tibial blood vessels as well as arteriovenous access revisions). We are currently transitioning our PhotoFix CE Mark to our new Notified Body, DEKRA. See Part I, Item 1A, “Risk Factors—Industry Risks—Our products and tissues are highly regulated and subject to significant quality and regulatory risks,” for a discussion of the risks related to our PhotoFix CE Mark.
Our PhotoFix product line competes with bioprosthetic and synthetic cardiac and vascular patch offerings from several other companies, including Baxter, LeMaitre, Aziyo Biologics, and Abbott Laboratories based on PhotoFix’s features and benefits, such as the photo-oxidation cross-linking process that does not use glutaraldehyde.
We sell PhotoFix in North America, EMEA, APAC, and LATAM.
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
Our CardioGenesis cardiac laser therapy competes with other methods for the treatment of coronary artery disease, including drug therapy, percutaneous coronary intervention, coronary artery bypass surgery, and enhanced external counter pulsation. There is currently no directly competitive laser technology for the performance of TMR as Stryker discontinued the directly competitive CO2 Heart Laser System. Currently, Laser Engineering Inc. services the Stryker laser system, but no more handpieces are being sold. Our CardioGenesis cardiac laser therapy product competes with other methods for the treatment of coronary artery disease on the basis of its ease of use, versatility, size of laser console, and improved access to the treatment area with a smaller fiber-optic system. We did not have a supply of handpieces for cardiac laser therapy while we waited for the FDA to approve our supplier’s change in manufacturing location through our Premarket Approval (“PMA”)-supplement. In January 2021 we received PMA-S approval for this change in manufacturing site and we resumed limited sales of TMR handpieces in the fourth quarter of 2021. In February 2023 our supplier of TMR handpieces informed us that the sole-source manufacturer of tubing used in the handpiece assembly had gone out of business and, because a new supplier has yet to be identified and qualified, they are exiting the business and will no longer be supplying handpieces effective immediately. We are evaluating the impact of this disruption on our business and possible avenues for resumption of supply including the evaluation of alternate suppliers and handpiece manufacturers.
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

In September 2010 we entered into a distribution agreement and a license and manufacturing agreement with Starch Medical, Inc. (“SMI”), which allowed us to distribute PerClot, a powdered hemostatic agent, worldwide, except a few countries. In July 2021 we entered into an asset purchase agreement and other ancillary agreements related to the sale of PerClot to a subsidiary of Baxter and an agreement to terminate all of our material agreements with SMI related to PerClot (collectively the “Baxter Transaction”). Under the terms of the Baxter Transaction, we will continue to provide to Baxter certain transition, manufacturing, and supply services relating to the sale of SMI PerClot outside of the US and manufacture and supply of PerClot to Baxter post FDA PMA approval.
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
In EMEA, we market our products through our European headquarters, based in Hechingen, Germany, as well as through several other subsidiaries based throughout Europe. We employ approximately 90 direct field service representatives and distributor managers across several countries in the EMEA region. We provide customer service, logistics, marketing, and clinical support to cardiac, vascular, thoracic, and general surgeons throughout the EMEA region.
In APAC and LATAM, we commercialize our products through our independent distributors and our subsidiaries through approximately 30 sales and clinical support specialists.
Our physician relations and education staff, clinical research staff, and field representatives assist physicians by providing educational materials, seminars, and clinics on methods for using our products and implanting tissue preserved by us, including virtual and remote programs. We sponsor programs, and work with other companies such as Endospan to sponsor programs, where surgeons train other surgeons in best-practice techniques. In addition, we host several workshops throughout the year that provide didactic and hands-on training to surgeons. We also produce educational videos for physicians and coordinate peer-to-peer training at various medical institutions. We believe that these activities enhance the medical community’s understanding of the clinical benefits of the products and tissues offered by us and help to differentiate us from other medical device companies and tissue processors.
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
Suppliers, Sources, and Availability of Raw Materials and Tissues
We obtain a number of our raw materials and supplies from a global supply base. The materials and supplies used in our product manufacturing and tissue processing are subject to regulatory requirements and oversight. If materials or supplies used in our manufacturing or tissue processing fail to meet these requirements or are subject to regulatory enforcement action, they may have to be scrapped, or our products or tissues could be rejected during or after processing, recalled, or rejected by customers. In these cases, we may have to immediately scrap raw or in-process materials or expense the costs of manufacturing or preservation.

In addition, if these materials or supplies, or changes to them, do not receive regulatory approval or are recalled, if the related suppliers and/or their facilities are shut down temporarily or permanently, for any reason, or if the related suppliers are otherwise unable or unwilling to supply us, we may not have sufficient materials or supplies to manufacture our products or process tissues. In addition, we rely on contract manufacturers to manufacture some of our products or to provide additional manufacturing capacity for some products. If these contract manufacturers fail to meet our quality standards or other requirements or if they are unable or unwilling to supply these products, we may not be able to meet demand for these products. Our ability to fully recover all possible losses from these suppliers and contract manufacturers may have practical limitations imposed by factors like industry standard contractual terms or the financial resources of the adverse party.
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
Finally, the global COVID-19 pandemic, the war in Ukraine, and other macroeconomic factors are impacting the global supply chain; their impact on workforces, global mobility, material availability, demand, shipping, reorder time, and reliability has reportedly continued or worsened in many cases. Any of these adverse outcomes could have a material, adverse effect on our revenues or profitability.
We have established operating mechanisms in place to manage this increased risk and we will continue to adjust as necessary into the future. See also Part I, Item 1A, “Risk Factors – Operational Risks” for our disclosures of risks related to suppliers, sources, and availability of raw materials and tissues.
Operations, Manufacturing, and Tissue Preservation
We conduct our internal manufacturing operations at three facilities: Austin, Texas for On-X products, Hechingen, Germany for internally manufactured aortic stent grafts, and Kennesaw, Georgia for all other products and services. Certain aortic stent graft assemblies are manufactured for us by a contract manufacturer in Slovakia. The AMDS product is solely manufactured by a supplier in Charlotte, North Carolina, and the NEXUS product is solely manufactured by Endospan in Herzliya, Israel.
We maintain a facility—which contains our corporate headquarters, manufacturing and laboratory space—and an additional off-site warehouse, in Kennesaw, Georgia. We manufacture BioGlue and PhotoFix and process human tissues at this facility. Our headquarters also includes a CardioGenesis cardiac laser therapy console maintenance and evaluation laboratory space.
Our On-X facility consists of combined manufacturing, warehouse, and office space in Austin, Texas, where our On-X products, including On-X heart valves and AAPs, are manufactured.
Our aortic stent graft facility consists of combined manufacturing, warehousing, and office space in Hechingen, Germany and is our EMEA headquarters.
We also maintain sales offices, some of which have distribution operations, in Brazil, Greece, Italy, Poland, Singapore, Spain, Switzerland, and the UK. See also Part I, Item 2, “Properties.”
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

The Medical Device Directive (“MDD”) was the governing document for the European Economic Area (“EEA”) that detailed requirements for safety and risk of devices. The Medical Device Regulation (“MDR”) replaced MDD on May 26, 2021 and imposes more stringent requirements on manufacturers and European Notified Bodies, who have already begun the transition to these new requirements. The transition from the MDD to the MDR is ongoing. See Part I, Item 1A, “Risk Factors—Industry Risks—Our products and tissues are highly regulated and subject to significant quality and regulatory risks,” for a discussion of risks related to the transition to MDR and “Government Regulation – International Approval Requirements” below for additional discussion about the MDR transition.
We employ a comprehensive quality assurance program in our product manufacturing and tissue preservation activities. Raw materials, solutions, and other components utilized in our manufacturing and tissue processing operations as well as certain subassemblies and finished goods manufactured by third parties are received and inspected by trained quality control personnel according to written specifications and standard operating procedures. Those items found to comply with our standards are utilized in our operations. Raw materials, solution, components, subassemblies, and tissues are documented throughout manufacturing or processing to ensure traceability.
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
Backlog
As of December 31, 2022 we did not have a significant backlog of orders related to our medical devices. The limited supply of certain types or sizes of preserved tissue can result in a backlog of orders for these tissues. The amount of backlog fluctuates based on the tissues available for shipment and the surgical needs of specific cases. Our backlog of human tissue consists mostly of pediatric tissues that have limited availability. Our backlog is generally not considered firm and must be confirmed with the customer before shipment. Certain aortic stent grafts products are specifically designed to meet specifications of a particular patient which can result in a limited backlog of these products.
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
US Federal Regulation of Medical Devices
The Federal Food, Drug, and Cosmetic Act (“FDCA”) provides that, unless exempted by regulation, medical devices may not be distributed in the US unless they have been approved or cleared by the FDA. Medical devices may receive clearance through either a pre-market notification (also known as the 510(k) process) or a pre-market authorization (a PMA). Prior to approval, investigational device exemptions (“IDE”) allow investigational devices to be used in clinical studies in order to collect safety and effectiveness data.

Under a 510(k) process, a medical device manufacturer provides the FDA with premarket notification that it intends to begin commercializing a product and demonstrates to the FDA that the product is substantially equivalent to another legally marketed predicate device. To be found substantially equivalent to a predicate device, the device must be for the same intended use and have either the same technological characteristics as the predicate or different technological characteristics that do not raise different questions of safety or effectiveness. In some cases, the submission must include data from clinical studies in order to demonstrate substantial equivalency to a predicate device. Commercialization may commence when the FDA issues a clearance letter finding such substantial equivalence.
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
The FDCA requires all medical device manufacturers and distributors to register with the FDA annually and to provide the FDA with a list of those medical devices they distribute commercially. The FDCA also requires manufacturers of medical devices to comply with labeling requirements and to manufacture devices in accordance with Quality System Regulations, which require that companies manufacture their products and maintain their documents in compliance with good manufacturing practices, including design, document production, process, labeling and packaging controls, process validation, and other applicable quality control activities. The FDA’s medical device reporting regulation requires that a device manufacturer provide information to the FDA on death or serious injuries alleged to have been associated with the use of its products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA further requires that certain medical devices that may not be sold in the US follow certain procedures before they are exported. The FDA periodically inspects our facilities to review our compliance with these and other regulations and has authority to seize non-complying medical devices, enjoin and/or impose civil penalties on manufacturers and distributors marketing non-complying medical devices, criminally prosecute violators, and order recalls in certain instances.
The following products are, or we believe would be, upon approval, classified as Class III medical devices: BioGlue, On-X heart valves, On-X AAP, PerClot, CardioGenesis cardiac laser therapy, E-vita Open Plus, E-vita Open NEO, E-vita Thoracic 3G, E-tegra, E-liac, E-nside, NEXUS, and AMDS. CryoPatch SG is classified as a Class II medical device. We obtained 510(k) clearance from the FDA to commercialize the CryoValve SGPV; however, these tissues are not officially classified as Class II or III medical devices.
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
The EEA recognizes a single medical device approval (the CE Mark) which allows for distribution of an approved product throughout the EEA without additional general applications in each country. Individual EEA members, however, reserve the right to require additional labeling or information to address particular patient safety issues prior to allowing marketing. Third parties called “Notified Bodies” award the CE Mark. These Notified Bodies are approved and subject to review by the “Competent Authorities” of their respective countries. Our Notified Bodies perform periodic on-site inspections to independently review our compliance with systems and regulatory requirements. A number of countries outside of the EEA accept the CE Mark in lieu of marketing submissions as an addendum to that country’s application process. We have CE Marks for On-X heart valves, On-X AAP, On-X Chord-X sutures, E-vita Open Plus, E-vita Open NEO, E-tegra, E-liac, E-nside, AMDS, and other devices. In addition, E-ventus and NEXUS, which we distribute, have CE Marks.

We work with a number of organizations officially designated as Notified Bodies by European Union Member States to perform assessments of compliance to the MDD and MDR for our various product lines. These organizations include Deutscher Kraftfahrzeug-Überwachungs-Verein (“DEKRA”), the British Standards Institute (“BSI”), and DQS Holding GmbH (“DQS”). These organizations as well as Lloyd’s Register Quality Assurance Limited (“LRQA”) also perform assessments and issue certifications affirming compliance to quality system standard ISO 13485:2016. In addition, we work with auditing organizations BSI and DEKRA to perform assessments affirming compliance to the Medical Device Single Audit Program (“MDSAP”), which certifies conformance to the regulations of five key jurisdictions: the US, Japan, Australia, Canada, and Brazil. DQS also performs assessments affirming compliance to MDSAP for certain products in Canada.
As a result of the UK’s exit from the European Union, or “Brexit,” the UK Medicines and Healthcare Products Regulatory Agency (“MHRA”) has announced that CE Marking will continue to be recognized in the UK and certificates issued by EU-recognized Notified Bodies will continue to be valid in the UK market until June 30, 2023. Going forward, all devices marketed in the UK will require UK Conformity Assessed (“UKCA”) Marks certified by a UK Approved Body (the re-designation of the UK Notified Body). During the fourth quarter of 2022 the UKCA transition was further extended, prolonging the recognition of CE markings through at least December 31, 2024.

On June 13, 2019 LRQA informed us that it would no longer provide Notified Body services for medical devices effective September 2019. The governing German competent authority, the Regierungspräsidium Tübingen, granted us an extended grace period until December 31, 2021 to transfer LRQA-issued certifications for BioGlue and PhotoFix to a new Notified Body. Although our BioGlue CE Mark has been successfully transferred to our new Notified Body, we are still in the process of transferring PhotoFix to DEKRA. While progress has been made, failure to timely complete the transfer or any other delays in the MDR transition, may have a material, adverse effect on our ability to supply PhotoFix in affected jurisdictions and have a material, adverse impact on our business. See also Part I, Item 1A, “Risk Factors—Industry Risks—Our products and tissues are highly regulated and subject to significant quality and regulatory risks,” for a discussion of the risks related to LRQA’s decision, the MDR transition, and Brexit.
Environmental Matters
Our tissue preservation activities generate some biomedical wastes, consisting primarily of human and animal pathological and biological wastes, including human and animal tissue and body fluids removed during laboratory procedures. The biomedical wastes generated by us are placed in appropriately constructed and labeled containers and are segregated from other wastes generated by us. We contract with third parties for transport, treatment, and disposal of biomedical waste. Some of our products, including our On-X products, are sterilized using ethylene oxide (“EtO”). Although we have a small-scale EtO facility in Austin, Texas, we rely primarily on large-scale EtO facilities to sterilize our products. In addition, some of our suppliers use, or rely upon third parties to use, EtO to sterilize some of our product components. Concerns about the release of EtO into the environment at unsafe levels have led to various regulatory enforcement activities against EtO facilities, including closures and temporary closures, as well as proposals increasing regulations related to EtO. Although we believe we are in compliance with applicable laws and regulations, regarding the disposal of our waste resulting from tissue preservation activities, as well as in our other production and sterilization activities, the failure by us, or the companies with which we contract, to comply fully with any such regulations could result in an imposition of penalties, fines, or sanctions, which could materially, adversely affect our business. See also, Part I, Item 1A, “Risk Factors—Industry Risks—Regulatory enforcement activities or private litigation regarding the use of ethylene oxide (“EtO”), which is used to sterilize some of our products and components, could have a material, adverse impact on us,” for additional discussion of risks related to our use of EtO sterilization. We do not currently anticipate compliance with these laws and regulations relating to our waste disposal and sterilization activities will require any material capital expenditures.
Research and Development and Clinical Research
We use our technical and scientific expertise to identify market opportunities for new products and services, and to expand the use of our current products and services through expanded indications and product and tissue enhancements. Our research and development strategy is to allocate most of our available resources among our core market areas based on the potential market size, estimated development time and cost, and the expected efficacy for any potential product or service offering. To the extent we identify new non-core products or additional non-core applications for our core products, we may attempt to license these products to corporate partners for further development or seek funding from outside sources to continue commercial development. We may also attempt to acquire or license additional strategically complementary products or technologies from third-parties to supplement our product lines.

Research on these and other projects is conducted in our research and development department and at universities and clinics where we sponsor research projects. We also conduct preclinical and clinical studies at universities, medical centers, hospitals, and other third-party locations under contract with us. Research is inherently risky, and any potential products or services under development ultimately may not be deemed safe or effective or worth commercializing for other reasons and, therefore, may not generate a return on investment for us. Our clinical research department also collects and maintains clinical data on the use and effectiveness of our products and services. We use this data to gain regulatory approvals to market the products and services, to inform third parties on the benefits of our products and services, and to help direct our continuing improvement efforts.
In 2022, 2021, and 2020 we spent approximately $38.9 million, $35.5 million, and $24.2 million, respectively, on research and development activities on new and existing products. These amounts accounted for approximately 12%, 12%, and 10% of our revenues for each of 2022, 2021, and 2020, respectively.
We are in the process of developing and investigating several new products and technologies, as well as changes and enhancements to our existing products and services. Our strategies for driving growth include new product approvals and indications, global expansion, and business development. These activities will likely require additional research, new clinical studies, and/or compilation of clinical data.
We are currently seeking regulatory approval for BioGlue in China. Enrollment was completed in the third quarter of 2018 and the submission for market approval was filed in March 2019 with Chinese regulatory authorities who have made additional requests, and expressed several concerns, related to the application. If we cannot satisfy the regulator’s requests and concerns and obtain approval in first half of 2024, the pending application will expire and no longer be eligible for allowance, requiring the Company to restart or decide to abandon the approval process.
We are currently conducting a clinical trial to assess reduced levels of required anticoagulation or warfarin for the On-X mitral heart valve. Trial results were submitted for regulatory review in 2021 and, although we remain optimistic we will obtain approval as a result, the PROACT Mitral study results are still under review with the FDA. We anticipate hearing about FDA and CE Mark approvals by late 2023.
At the FDA’s request, we are conducting a post-approval study to collect long-term clinical data for the On-X aortic heart valve managed with reduced warfarin therapy. This study is ongoing and data collection is expected to continue in 2023. We were conducting the PROACT Xa clinical trial to determine if patients with an On-X aortic heart valve can be maintained safely and effectively on apixaban rather than on warfarin. On September 23, 2022 we stopped the PROACT Xa clinical trial as recommended by the trial's independent Data and Safety Monitoring Board. It is difficult to predict if stopping the trial will have any impact on the On-X market, and any impact that may be experienced may be obscured by other macroeconomic factors making it difficult to quantify.
We completed our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the US. Enrollment was completed in January 2019 and, in conjunction with Baxter, we submitted the PMA to the FDA during the third quarter of 2021.
The FDA granted Breakthrough Device Designation in the third quarter of 2019 for the AMDS hybrid prosthesis. The Breakthrough Device Designation program is designed to provide timely access to medical devices that potentially provide a more effective treatment for life-threatening conditions by prioritizing review of its regulatory submissions, thereby expediting the device development process. We are conducting a pivotal clinical trial to gain approval to commercialize the AMDS hybrid prosthesis in the US for treatment of acute DeBakey type I aortic dissections. We received IDE approval in the fourth quarter of 2021 and enrolled the first patient in the first quarter of 2022, and anticipate completing enrollment in 2023.
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

Patents, Licenses, and Other Proprietary Rights
We rely on a combination of patents, trademarks, confidentiality agreements, and security procedures to protect our proprietary products, preservation technology, trade secrets, and know-how. We believe that our patents, trade secrets, trademarks, and licensing rights provide us with important competitive advantages. We currently own rights to numerous US and foreign patents and pending patent applications relating to our technology for various product lines. There can be no assurance that any pending applications will ultimately be issued as patents. We have also obtained rights through license and distribution agreements for additional products and technologies, including NEXUS. In the aggregate, these intellectual property assets and licenses are of material importance to our businesses; however, with the exception of BioGlue as discussed below, we believe that no single intellectual property asset or license is material in relation to any segment of our business or to our business as a whole.
The main patent for BioGlue expired in mid-2012 in the US and expired in mid-2013 in the majority of the rest of the world. Although the patents for BioGlue have expired, this technology is still protected by trade secrets and manufacturing know-how, as well as the time and expense to obtain regulatory approvals.
We have confidentiality agreements with our employees, our consultants, and our third-party vendors to maintain the confidentiality of trade secrets and proprietary information. There can be no assurance that the obligations of our employees, consultants, and third parties with whom we have entered into confidentiality agreements, will effectively prevent disclosure of our confidential information or provide meaningful protection for our confidential information if there is unauthorized use or disclosure, or that our trade secrets or proprietary information will not be independently developed by our competitors.
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
Human Capital
Overview
As of December 31, 2022 we had approximately 1,300 employees. Most of our employees are located in Kennesaw, Georgia; Austin, Texas; and Hechingen, Germany. We have never experienced a work stoppage or interruption due to labor disputes. Our employees located in Hechingen, Germany have a Works Council, and our employees in Brazil are affiliated with a union in connection with compensation-related collective bargaining. We believe our relations with our employees worldwide and with the Works Council in Germany and union in Brazil are good.
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
Our main facilities are in Kennesaw, Georgia; Austin, Texas; and Hechingen, Germany, where the local supply of qualified personnel in the medical device and tissue processing industries is limited and competition for such personnel is intense and has become increasingly more so over the past year. We have programs and processes in place to help ensure that our compensation, benefits programs, and work environment attract and retain such personnel, and we strive to enhance those programs and processes to respond to the increasingly competitive market for talent. We also strive to offer competitive equitable pay, comprehensive benefits, and services that retain and meet the varying needs of our employees. The principal purposes of our equity and cash incentive plans and non-officer incentive plans are to attract, retain, motivate, and reward our employees.

Culture
Fostering and maintaining a strong and collaborative culture is a key strategic focus, as evidenced by our core values of collaboration, results driven, and customer focus. We also have ethics and compliance policies that instill a commitment to ethical behavior and legal compliance across our Company. Employees are encouraged to approach their supervisors if they believe violations of policies have occurred. Employees are also able to confidentially and anonymously report any such violations through an online form or telephone hotline hosted by a third-party provider.
Diversity and Inclusion
We believe that a culture of diversity and inclusion enables us to create, develop, and fully leverage the strengths of our workforce to achieve our business objectives. Approximately 59% of our global employees are female, and approximately 35% of our US based employees are from an underrepresented ethnic community. The Company strives to provide equal opportunity to all applicants and employees, including those from diverse backgrounds.
We believe that bringing together different perspectives and experiences is fundamental to innovation. In early 2022 we appointed a Chief Diversity Officer to manage and oversee the Company’s diversity and inclusion efforts and goals.
Training and Development
We provide internal training and development programs to employees globally. Such programs include leadership development, office safety, ethics, and various skill-based training programs.
Health and Safety
Protecting the health, safety, and well-being of our employees around the world is a priority. Throughout the COVID-19 pandemic, we enhanced our focus on the health and safety of our employees by implementing and enforcing certain COVID-related safety protocols. We provided employees with protective equipment, required the wearing of masks, increased cleaning procedures, provided cleaning supplies, implemented remote work where possible, enhanced our IT systems to facilitate remote work, and improved our cybersecurity protocols. While a number of these protocols were lessened or eliminated upon the waning of the COVID-19 pandemic, we continue to look for opportunities to provide a safer, healthier, work environment for our employees.
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
Available Information
It is our policy to make all our filings with the Securities and Exchange Commission, including, without limitation, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website, www.Artivion.com, on the day of filing. All such filings made on or after November 15, 2002 have been made available on our website.

We also make available on the Corporate Governance portion of our website: (i) our Code of Conduct; (ii) our Corporate Governance Guidelines; (iii) the charter of each active committee of our Board of Directors; (iv) our Code of Ethics for Senior Financial Officers; (v) our Insider Trading Policy; (vi) our Corporate Responsibility Report (ESG); and (vii) our Foreign Corrupt Practices Act (“FCPA”) Policy. We also intend to disclose any amendments to our Codes of Conduct, or waivers of our Codes of Conduct on behalf of our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, on the Corporate Governance portion of our website. All of these corporate governance materials are also available free of charge in print to shareholders who request them in writing to: Jean F. Holloway, General Counsel, Chief Compliance Officer, and Corporate Secretary, 1655 Roberts Blvd NW, Kennesaw, GA 30144.
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

Business and Economic Risks

COVID-19, and similar public health crises, could have a material, adverse impact on us.

Since early 2020, businesses, communities, and governments worldwide have taken, and continue to take, a wide range of actions to mitigate the spread and impact of COVID-19, leading to an unprecedented impact on the global economy. We continue to be subject to risks related to the COVID-19 pandemic, and risks that may result from future pandemics, epidemics, or other public health crises. The nature and extent of these risks are highly uncertain and unpredictable and may vary greatly by region. Although many countries and hospitals have seen a decline in cases, and thus, many countries, businesses, and hospitals, including ourselves, have begun to remove or reduce COVID-19 related restrictions, the potential for additional or renewed impact or related fallout from new variants or local outbreaks of COVID-19 remains, particularly in light of the enhanced exposure risks faced by our customers and their workforces. Risks related to COVID-19 and other public health crises have and could continue to impact our activities in a number of ways, including by impacting:

•Our product sales. Local lockdowns, capacity constraints on healthcare systems, residual shortages in hospital staffing, and other factors resulting from COVID-19 and similar public health crises have and could impact our revenue. These crises can cause a reduction in demand for certain products and services due to factors such as reduced elective and non-emergency procedure volumes, healthcare worker shortages, changes in hospital utilization rates, reduced sales force access to hospitals, and reduced customer spending. In addition to COVID-19’s impact on demand and procedure volumes, we have observed downstream financial effects from the pandemic, including an increase in delays or difficulty in collecting outstanding receivables, particularly with governmental payors in regions heavily impacted by COVID-19 and the related macroeconomic fallout.
•Our business operations. COVID-19 and similar public health crises present the potential to impact our workforce availability and that of our business partners. We have observed this risk with our customers and suppliers, which can impact operations, and also with certain regulators and Notified Bodies that we rely on, which in turn increases the risks we face with respect to timely review and approval of new and renewal regulatory approvals for our products.
•Our manufacturing operations. The COVID-19 pandemic and the related macroeconomic fallout has continued to impact the global supply chain; the impact on workforces, material availability, demand, and costs has reportedly continued or worsened in many cases. Although we have yet to experience any material effects on our supply chain, we have faced increasing costs and face an increasing risk that upstream disruptions may occur. Risks relating to the lingering effects of global supply chain disruptions may continue even after COVID-19’s risk as a global pandemic has subsided.

•Our workforce. As some global economies have begun to emerge from the COVID-19 downturn, increased opportunities for remote work, the Great Resignation, and increasing compensation pressure have resulted in a competition for talent at all levels and an unprecedented number of career changes. The resulting worker shortages and increased labor costs have impacted supply chains, distribution channels, and employers’ ability to adequately staff their operations. While the effect appears to be waning somewhat, this has impacted not only our own ability to attract and retain employees, but also the ability of our customers who face increasing staffing pressures throughout their healthcare organizations.
•Our research and development projects. COVID-19 and similar public crises have impacted and can impact our R&D projects, including by impacting the timelines for our clinical research projects and the timing of and need for spending. Enrollment and timelines for our clinical trials have been, and might continue to be, impacted as healthcare providers re-prioritize resources, address staffing shortages, and limit access to healthcare facilities.

The extent to which COVID-19, its variants, or any future public health crises impact our operations or our recovery from the impact of COVID-19, will depend largely on future developments that are highly uncertain and unpredictable and may vary greatly by region. This impact and any such adverse developments or prolonged periods of uncertainty could adversely affect our financial performance.

We are subject to a variety of risks due to our international operations and continued global expansion.

Our international operations subject us to a number of risks, which may vary significantly from the risks we face in our US operations, including:

•Greater difficulties and costs associated with staffing (at all levels), establishing and maintaining internal controls, managing foreign operations and distributor relationships, and selling directly to customers;
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
•Potential adverse tax consequences of overlapping tax structures or potential changes in domestic and international tax policy, laws, and treaties; and
•Potential adverse financial and regulatory consequences resulting from Brexit.

Our operations and performance have been and may continue to be impacted by regional and global geopolitical conditions, domestic and foreign trade and monetary policies, and other factors beyond our control. As an example of these risks, Russia’s military attacks on Ukraine have triggered significant sanctions from the US and foreign governments and retaliatory actions from Russia, resulting in significant banking and trade disruptions. The war has also resulted in significant devastation to the people and infrastructure in the region, significantly impacting trade and transportation which may impact our global supply chain, increase prices, and limit our ability to continue to do business in affected regions.

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

The market for our products and services is competitive and affected by new product introductions and activities of other industry participants. We face intense competition in virtually all of our product lines. A significant percentage of market revenues from competitive products are generated by Baxter, Ethicon (a Johnson & Johnson Company), Medtronic, plc, Abbott Laboratories, Edwards Lifesciences Corp., C.R. Bard, Inc., a subsidiary of Becton, Dickinson and Company, Integra Life Sciences Holdings, LifeNet, Corcym, Anteris Technologies, Inc., Aziyo Biologics, Cook Medical, Gore & Associates, Terumo, LeMaitre Vascular, Inc., Maquet, Inc., Pfizer, Inc., and BioCer Entwicklungs-GmbH. Several of our competitors enjoy competitive advantages over us, including:

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

Tissue preservation services are a significant source of our revenues, and as such, we face risks if we are unable to:

•Source sufficient quantities of some human tissue or address potential excess supply of others. We rely primarily upon the efforts of third parties to educate the public and foster a willingness to donate tissue. Factors beyond our control such as supply, regulatory changes, negative publicity concerning methods of tissue recovery or disease transmission from donated tissue, or public opinion of the donor process as well as our own reputation in the industry can negatively impact the supply of tissue;
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

As an example of these risks, in the fourth quarter of 2020 we became aware that a supplier shipped to us a lot of saline solution that we use in our tissue processing that contained some contamination. The contamination was identified by our routine quality controls. While we were able to mitigate the impact of this contamination through our own efforts and additional testing that was reviewed with the FDA, the contaminated solution impacted a small percentage of the tissue processed with this lot of solution, requiring us to write-off approximately $826,000 in contaminated tissues in the fourth quarter of 2020. The written off and temporarily quarantined tissue impacted our ability to fully meet demand for certain tissues and sizes in the fourth quarter of 2020, the first quarter of 2021, and to a lesser extent the second quarter of 2021. See also, Part I, Item 1A, “Risk Factors—Operational Risks— We are dependent on our specialized workforce.”

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

BioGlue is a significant source of our revenues, and as such, any risk adversely affecting our BioGlue products or business would likely be material to our financial results. We face the following risks related to BioGlue:

•Competing effectively with our major and start up competitors, as they may have advantages over us in terms of cost structure, supply chain, pricing, sales force footprint, and brand recognition;
•We may be unable to obtain approval to commercialize BioGlue in certain non-US countries as fast as our competitors do of their products or at all. We also may not be able to capitalize on new BioGlue approvals, including for new indications, in non-US countries; and

•BioGlue contains a bovine blood protein. Animal-based products are subject to increased scrutiny from the public and regulators, who may seek to impose additional regulations, regulatory hurdles or product bans in certain countries on such products; BioGlue is a mature product and other companies may use the inventions disclosed in expired BioGlue patents to develop and make competing products.

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
•Take market share in the mechanical heart valve market based on the FDA’s approved lower INR indication for the On-X aortic heart valve or complete the associated FDA mandated post-approval studies;
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

As an example of this risk, in the fourth quarter of 2021, we fully impaired the value of a securities purchase option agreement with Endospan (“Endospan Option”) and fully wrote-down the value of an agreement for a secured loan from Artivion to Endospan (“Endospan Loan”), primarily driven by a decrease in forecasted operating results. This impairment, and other potential risks like those mentioned above, may adversely affect the market value of our common stock.

Operational Risks

We are heavily dependent on our suppliers and contract manufacturers to provide quality products.

The materials and supplies used in our product manufacturing and tissue processing are subject to regulatory requirements and oversight. If materials or supplies used in our processes fail to meet these requirements or are subject to regulatory enforcement action, they may have to be scrapped, or our products or tissues could be rejected during or after processing, recalled, or rejected by customers. In these cases, we may have to immediately scrap raw or in-process materials or expense the costs of manufacturing or preservation.

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

In addition, if these materials or supplies, or changes to them, do not receive regulatory approval or are recalled, if the related suppliers and/or their facilities are shut down temporarily or permanently, for any reason, or if the related suppliers are otherwise unable or unwilling to supply us, we may not have sufficient materials or supplies to manufacture our products or process tissues. In addition, we rely on contract manufacturers to manufacture some of our products or to provide additional manufacturing capacity for some products. If these contract manufacturers fail to meet our quality standards or other requirements or if they are unable or unwilling to supply the products, we may not be able to meet demand for these products. Our ability to fully recover all possible losses from these suppliers and contract manufacturers may have practical limitations imposed by factors like industry standard contractual terms or the financial resources of the adverse party. As a further example of this risk, our supplier of TMR handpieces was informed in the fourth quarter of 2021 that the sole-source manufacturer of tubing used in the handpiece assembly had gone out of business, requiring us to work with our supplier to identify and qualify a new supplier before a disruption in handpiece availability occurs. In February 2023 we were notified that the sole-source manufacturer had gone out of business and, because a new supplier has yet to be identified and qualified, our handpiece supply would cease, effective immediately, and be disrupted in 2023 and potentially beyond.

Finally, the COVID-19 pandemic, the war in Ukraine, work force shortages, exchange rates, and inflation continue to impact the global supply chain; their impact on workforces, global mobility, material availability, demand, and shipping and reorder times and reliability has reportedly continued or worsened in many cases. The ongoing war in Ukraine may add to or exacerbate challenges faced by the global supply chain. See Part I, Item 1A, “Risk Factors – Business and Economic Risks - We are subject to a variety of risks due to our international operations and continued global expansion.” Although we have yet to experience any material effects of this impact on our supply chain or operations, we face an increasing risk that upstream disruptions may occur. Risks relating to the lingering effects of global supply chain disruptions may even continue after COVID-19’s risk as a global pandemic and the war in Ukraine have subsided.

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

As an example of these risks, in 2019 we lost our supply of handpieces for cardiac laser therapy resulting from a manufacturing location change at our supplier that ultimately required a PMA supplement and FDA approval before handpiece manufacturing and distribution could resume. Even though the FDA approved the PMA-S, our supplier was unable to fully resume production due to factors outside of our control. Due to these and other supplier issues, we had virtually no supply of handpieces during the first three quarters of 2021. Although handpiece supply resumed on a limited basis since the last quarter of 2021, we remain dependent on a sole-source manufacturer for these handpieces.

By way of additional non-limiting examples, our BioGlue product has three main product components: bovine protein, a cross linker, and a molded plastic resin delivery device. The bovine protein and cross linker are obtained from a small number of qualified suppliers. The delivery devices are manufactured by a single supplier, using resin supplied by a single supplier. We purchase grafts for our On-X AAP from a single supplier and various other components for our On-X valves come from single-source suppliers.

Our preservation services business and our ability to supply needed tissues is dependent upon donation of tissues from human donors by donor families. Donated human tissue is procured from deceased human donors by OPOs and tissue banks. We must rely on the OPOs and tissue banks that we work with to educate the public on the need for donation, to foster a willingness to donate tissue, to follow our donor screening and procurement procedures, and to send donated tissue to us. We have active relationships with approximately 60 OPOs and tissue banks throughout the US. As with any vendor, we believe these relationships with our OPOs are critical in the preservation services industry and that the breadth of these existing relationships provides us with a significant advantage over potential new entrants to this market. We also use various raw materials, including medicines and solutions, in our tissue processing. Some of these raw materials are manufactured by single suppliers or by a small group of suppliers.

Our aortic stent graft systems consist of two main product components: the stent graft and the delivery system. The stent graft is manufactured from several different raw materials that are manufactured internally or at various external suppliers, including single suppliers. The delivery systems we manufacture are comprised of several different raw materials and subassemblies. Our internal manufacturing processes include injection molding and machining of plastic parts, suturing of stent grafts, processing of Nitinol, and weaving of textiles. Our conventional polyester grafts consist of two main product components: polyester fabric and collagen coating. The polyester fabric is woven from a few different yarns that are supplied by an external supplier. The collagen suspension we manufacture is comprised of a collagenous tissue that is supplied by a single supplier. The conventional ePTFE grafts we manufacture are comprised of various raw materials supplied by several suppliers. For some products the ePTFE grafts are heparin coated. For these products, the heparin suspension we manufacture is comprised of a heparin solution that is also supplied by an external supplier. Our E-ventus BX bridging stent is supplied by an external supplier and our supply agreement expired at the end of 2022.

We have three internal manufacturing facilities: Austin, Texas for On-X products, Hechingen, Germany for internally manufactured aortic stent grafts, and Kennesaw, Georgia for all other products and services. Certain aortic stent graft assemblies are manufactured for us by a contract manufacturer in Slovakia. The AMDS product is solely manufactured by a supplier in Charlotte, North Carolina, the CardioGensis handpieces are solely manufactured by a supplier in Merrillville, Indiana, and the NEXUS product is solely manufactured by Endospan in Herzliya, Israel. If one of these suppliers or facilities ceases operations temporarily or permanently, for any reason including a pandemic or climate change related event, our business could be substantially disrupted.

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

Our business and future operating results depend in significant part upon the continued contributions of our specialized workforce, including key personnel, qualified personnel with medical device and tissue processing experience, and senior management with experience in the medical device or tissue processing space, some of whom would be difficult to replace. Our business and future operating results, including production at our manufacturing and tissue processing facilities, also depend in significant part on our ability to attract and retain qualified management, operations, processing, marketing, sales, and support personnel. Our primary facilities are in Kennesaw, Georgia; Austin, Texas; and Hechingen, Germany, where the supply of qualified medical device and tissue processing and other personnel is limited, competition for such personnel is significant, and we cannot ensure that we will be successful in attracting or retaining them. We face risks if we lose any key employees to other employers or due to severe illness, death, or retirement, if any of our key employees fail to perform adequately, or if we are unable to attract and retain skilled employees. This risk was exacerbated by the pandemic, and is expected to continue, as the competition for talent in the medical device industry and in the workforce generally has intensified substantially. As global economies have begun to emerge from the COVID-19 downturn, the expiration of COVID-19 related hiring freezes, the Great Resignation, increased opportunities for remote work, and increasing compensation pressure have resulted in a competition for talent and an unprecedented number of career changes. The resulting competition and worker shortages at all levels have impacted supply chains and distribution channels and our ability to attract and retain the specialized workforce necessary for our business and operations.

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
•On September 11, 2019 we entered into various agreements with Endospan, an Israeli medical device manufacturer (the “Endospan Transaction”). The Endospan Transaction included an exclusive distribution agreement for NEXUS in Europe, the Endospan Loan, and a security purchase option agreement for Artivion to purchase all the outstanding Endospan securities from Endospan’s existing security holders upon FDA approval of NEXUS;
•On September 2, 2020 we acquired 100% of the outstanding shares of Ascyrus, the developer of AMDS; and
•On July 28, 2021 we entered into various agreements with Baxter and SMI related to the sale of our PerClot assets to Baxter and the termination of our existing material agreements with SMI.

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
•Obtain regulatory approvals in relevant markets, including our ability to timely obtain FDA PMA for PerClot under the terms of the Baxter Transaction and to obtain or maintain CE Mark product certifications for pipeline and current products;
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

Additionally, our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the Endospan Transaction depends on a number of additional factors including Endospan’s ability to: (a) comply with the Endospan Loan and other debt obligations, and avoid an event of default; (b) successfully commercialize NEXUS, raise capital and drive adoption in markets in and outside of Europe; (c) meet demand for NEXUS; (d) meet quality and regulatory requirements for NEXUS; (e) manage any intellectual property risks and uncertainties associated with NEXUS; (f) obtain FDA approval of NEXUS; (g) remain a going concern; and (h) develop NEXUS product improvements to meet competitive threats and physician demand. As an example of this risk, the forecasted operating results related to NEXUS decreased in the fourth quarter of 2021, resulting in an impairment in the value of the Endospan Option, and a full write-down of the value of the Endospan Loan, reflecting decreased expectations with respect to the anticipated benefits of the Endospan Transaction.

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
•Disruptions to access certain markets or segments due to delays or other issues with regulatory approvals or updates arising from the Corporate Rebrand;
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

As an example of these risks, on May 25, 2017 the European Union adopted a new MDR, which was fully implemented on May 26, 2021. The MDR places stricter requirements on manufacturers and European Notified Bodies regarding, among other things, product classifications and pre- and post-market clinical studies for product clearances and approvals which could result in product reclassifications or the imposition of other regulatory requirements that could delay, impede, or prevent our ability to commercialize existing, improved, or new products in the European Economic Area and other markets that require CE Marking. Additionally, to the extent the MDR places stricter requirements on manufacturers of custom-made devices, those new requirements could delay, impede, or otherwise impact the availability of our E-xtra Design Engineering products. COVID-19 has impacted the predictability and timelines associated with the MDR transition. Most recently, the European Commission announced an initiative to extend the MDR transition period and amend other related provisions but it is still unclear if this initiative will be adopted legislatively or whether it will be able to mitigate the challenges posed by the transition to the MDR.

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

As another example of this risk, our CE-mark for BioGlue expired in December 2021. Due to delays renewing this CE-mark and transitioning BioGlue to a new Notified Body, our ability to supply certain markets with BioGlue was impacted. Although we were able to mitigate most of the impact by obtaining derogations in the majority of relevant territories, we may face similar risks and market disruptions relating to the MDR transition which continues to be in a state of change.

Finally, we anticipate additional regulatory impact as a result of Brexit. The UK Medicines and Healthcare Products Regulatory Agency has announced that CE Marking will continue to be recognized in the UK and certificates issued by EU-recognized Notified Bodies will continue to be valid in the UK market until June 30, 2023. Thereafter, all devices marketed in the UK will require UK Conformity Assessed Marks certified by a UK Approved Body (the re-designation of the UK Notified Body).

In 2019 our Notified Body in the UK, LRQA, informed us that it would no longer provide Notified Body services for medical devices effective September 2019. The governing German competent authority, the Regierungspraesidium-Tubingen, granted us an extended grace period until December 31, 2021 to transfer LRQA-issued certifications for BioGlue and PhotoFix to a new Notified Body. Although our BioGlue CE Mark has been successfully transferred to our new Notified Body, DEKRA, we are still in the process of transferring PhotoFix to DEKRA. While progress has been made, failure to timely complete the transfer or any other delays in the MDR transition, may have a material, adverse effect on our ability to supply PhotoFix in affected jurisdictions, have a material, adverse impact on our business, and may also impact our MDSAP certifications. Failure to timely obtain new MDSAP certifications following their expiration may impact our ability to distribute covered products in Australia, Brazil, Canada, and Japan.

Reclassification by the FDA of CryoValve SG pulmonary heart valve (“CryoValve SGPV”) may make it commercially infeasible to continue processing the CryoValve SGPV.

In December 2019 we learned that the FDA is preparing to issue a proposed rule for reclassification of MMM allograft heart valves to Class III medical devices, which could include our CryoValve SGPV. Following a comment period and subsequent publication of any final rule, should the CryoValve SGPV be determined to be MMM, we expect to have approximately thirty months to submit an FDA PMA application, after which the FDA will determine if, and for how long, we may continue to provide these tissues to customers during review of the PMA application. To date, the FDA has not issued such a proposed final rule.

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

As another example of this risk, we obtained a CE Mark for E-nya in the fourth quarter of 2019 and began limited distribution of E-nya in the second quarter of 2020. In the fourth quarter of 2021 we suspended the limited release to evaluate modifications in response to customer feedback. We ultimately concluded the E-nya device would not achieve our market acceptance targets without additional design changes and ended the limited market release.

As a further example of this risk, in September 2022 we halted the PROACT Xa clinical trial based on the recommendation of the trial’s Data and Safety Monitoring Board (“DSMB”) due to insufficient evidence to support non-inferiority of apixaban to warfarin for valve thrombosis and thromboembolism. The DSMB found that continuing the trial was unlikely to achieve the primary endpoint while possibly exposing patients to increased risk.

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

Regulatory enforcement activities or private litigation regarding the use of ethylene oxide (“EtO”), which is used to sterilize some of our products and components, could have a material, adverse impact on us.

Some of our products, including our On-X products, are sterilized using EtO. Although we have a small-scale EtO facility in Austin, Texas, we rely primarily on large-scale EtO facilities to sterilize our products. In addition, some of our suppliers use, or rely upon third parties to use, EtO to sterilize some of our product components. Concerns about the release of EtO into the environment at unsafe levels have led to increased activism and lobbying as well as various regulatory enforcement activities against EtO facilities, including closures and temporary closures, lawsuits against EtO service providers, and proposals increasing regulations related to EtO. The number of EtO facilities in the US is limited, and any permanent or temporary closures or disruption to their operations for any reason could delay, impede, or prevent our ability to commercialize our products. In addition, any regulatory enforcement activities against us for our use of EtO could result in financial, legal, business, and reputational harm to us.

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

In recent years, shareholder activists have become involved in the governance, strategic direction, and operations of companies. Such involvement with us may disrupt our business and divert the attention of our management, and any perceived uncertainties as to our future direction resulting from such involvement could result in the loss of business opportunities, be exploited by our competitors, cause concern for our current or potential customers, cause significant fluctuations in stock price, or make it more difficult to attract and retain qualified personnel and business partners.

Our business could be impacted by increased shareholder emphasis on environmental, social, and governance matters.

Investors and other key stakeholders are increasingly focusing on areas of corporate responsibility, and particularly matters related to environmental, social, and governance (“ESG”) factors. Institutional investors have expressed expectations with respect to ESG matters that they use to guide their investment strategies and may, in some cases, choose not to invest in us if they believe our ESG policies are lagging or inadequate. Other stakeholders also have expectations regarding ESG factors, such as employees or potential employees who desire to work for a company that reflects their personal values. These areas of focus are continuing to evolve, as are the criteria that investors assess companies’ performance in these areas. Investors are increasingly looking to companies that demonstrate strong ESG and sustainability practices as an indicator of long-term resilience, especially in light of events such as the COVID-19 pandemic. Keeping up with and meeting these expectations may disrupt our business and divert the attention of our management, and we may be unable to make the investments in ESG programs that our competitors with greater financial resources are able to make. Failure to meet the expectations of investors and other stakeholders in these areas may damage our reputation, impact employee retention, impact the willingness of our customers to do business with us, or otherwise impact our financial results and stock price.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters consist of approximately 190,400 square feet of leased manufacturing, administrative, laboratory, and warehouse space located on a 21.5-acre setting, with an additional 14,400 square feet of off-site warehouse space both located in Kennesaw, Georgia. The manufacturing and tissue processing space includes approximately 20,000 square feet of class 10,000 clean rooms and 8,000 square feet of class 100,000 clean rooms. This extensive clean room environment provides a controlled aseptic environment for manufacturing and tissue preservation. Two back-up emergency generators assure continuity of our manufacturing operations and liquid nitrogen freezers maintain preserved tissue at or below –135°C. We manufacture products from our Medical Devices segment, including BioGlue and PhotoFix, and process and preserve tissues from our Preservation Services segment at our headquarters facility. Our corporate headquarters also includes a CardioGenesis cardiac laser therapy maintenance and evaluation laboratory space.
Our corporate complex includes the Ronald C. Elkins Learning Center, a 3,600 square foot auditorium that holds 225 participants, and a 1,500 square foot training lab, both equipped with closed-circuit and satellite television broadcast capability allowing live worldwide broadcasts. The Ronald C. Elkins Learning Center provides visiting surgeons with a hands-on training environment for surgical and implantation techniques for our technology platforms.
Our primary European subsidiary, JOTEC, located in Hechingen, Germany, maintains facilities that consist of approximately 156,000 square feet of leased manufacturing, administrative, laboratory, and warehouse space where we manufacture aortic stent grafts.
Our On-X facility consists of approximately 75,000 square feet of combined manufacturing, administrative, laboratory, warehouse, and office space leased in Austin, Texas.
We lease small amounts of ancillary office and warehouse space in various countries in which we operate direct sales subsidiaries, including in Brazil, Greece, Italy, Poland, Spain, Switzerland, and the United Kingdom. In April 2022 we opened a distribution center in Singapore to support sales activities in the APAC region.
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

2022	High	Low
First quarter	$22.04	$16.56
Second quarter	23.07	15.44
Third quarter	23.43	12.90
Fourth quarter	14.30	9.64

2021	High	Low
First quarter	$26.60	$21.65
Second quarter	32.34	21.86
Third quarter	29.13	22.16
Fourth quarter	23.20	16.95
As of February 17, 2023 we had 187 shareholders of record.
Dividends
No dividends were paid in 2022, 2021, or 2020.
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
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2022 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934.
Common Stock

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
10/01/22 - 10/31/22	—	$—	—	$—
11/01/22 - 11/30/22	422	11.18	—	—
12/01/22 - 12/31/22	—	—	—	—
Total	422	$11.18	—	$—

The common shares purchased during the quarter ended December 31, 2022 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.
Under our Credit Agreement, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Part I, Item 1A."Risk Factors" of this Form 10-K. The following discussion and analysis do not include certain items related to the year ended December 31, 2020, including year-to-year comparisons between the year ended December 31, 2021 and the year ended December 31, 2020. For a comparison of our results of operations for the fiscal years ended December 31, 2021 and December 31, 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022.
Overview
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, surgical sealants, On-X® mechanical heart valves and related surgical products, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue® Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix® bovine surgical patches, CardioGenesis® cardiac laser therapy, and PerClot® hemostatic powder (prior to the sale to a subsidiary of Baxter International, Inc. (“Baxter”)).
For the year ended December 31, 2022 we reported annual revenues of $313.8 million, increasing 5% over the prior year. Excluding the effects of foreign exchange, revenues increased 9% over the prior year. The increase in revenues was due to increases in revenues from aortic stent grafts, On-X products, preservation services, and other products, partially offset by a decrease in revenues from surgical sealants. For the year ended December 31, 2022 we reported a net loss of $19.2 million. See the “Results of Operations” section below for additional analysis of the fourth quarter and full year 2022 results. See Part I, Item 1, “Business,” for further discussion of our business and activities during 2022.
Effects of COVID-19
The COVID-19 pandemic continued to impact global economic conditions during 2022 including having an impact on our operations. Our efforts to protect our supply chain and reduce the spread of COVID-19 among our employees, including our work-from-home arrangements, have been successful to date as we have continued to operate all manufacturing sites at full production. These efforts have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. Although we have scaled back most of our COVID-19 mitigation efforts, we continue to monitor the impact of the pandemic and the emergence of new variants on our business and recognize that COVID-19 and its effects could continue to negatively impact our business and results of operations during 2023 and beyond.

The COVID-19 pandemic has also impacted certain aspects of the global supply chain and resulted in supply chain inflation. Although we have yet to experience any material effects on our supply chain or operations, we face an increasing risk that upstream disruptions may occur or worsen. As global economies continue to recover from the COVID-19 downturn, increased opportunities for remote work, and increasing compensation pressure have resulted in competition for talent and an unprecedented number of retirements or career changes. The resulting worker shortages at all levels have impacted supply chains, distribution channels, and employers’ and our own ability to adequately staff operations. These shortages to date, have impacted, and may impact our operations going forward. Hospitals and other healthcare providers have also experienced staffing shortages impacting our business including increased restrictions on elective and non-emergent procedures, restrictions on access to healthcare facilities, cancellation of elective procedures, and the re-allocation of scarce resources.

The extent to which our operations and financial performance will be impacted by the pandemic in 2023 and beyond will depend largely on future developments, including changes in hospital utilization rates and staffing, prevalence and severity of new variants, disruptions to workforce availability, and the impact on the global supply chain. Due to the significant uncertainty related to the pandemic and its impact on macroeconomic conditions, our operations, revenues, financial conditions, profitability, and cash flows may be materially impacted.

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
Deferred Preservation Costs, net
Deferred preservation costs include costs of cardiac and vascular tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By federal law, human tissues cannot be bought or sold; therefore, the tissues we preserve are not held as inventory. The costs we incur to procure and process cardiac and vascular tissues are instead accumulated and deferred. Deferred preservation costs are stated at the lower of cost or net realizable value on a first-in, first-out basis and are deferred until revenue is recognized. Upon shipment of tissue to an implanting facility, revenue is recognized, and the related deferred preservation costs are expensed as cost of preservation services. Cost of preservation services also includes, as applicable, lower of cost or net realizable value write-downs and impairments for tissues not deemed to be recoverable, and includes, as incurred, idle facility expense, excessive spoilage, extra freight, and re-handling costs.
The calculation of deferred preservation costs involves judgment and complexity and uses the same principles as inventory costing. Donated human tissue is procured from deceased human donors by organ and tissue procurement organizations (“OPOs”) and tissue banks that provide the tissue to us for processing, preservation, and distribution. Deferred preservation costs consist primarily of the procurement fees charged by the OPOs and tissue banks, direct labor and materials (including salary and fringe benefits, laboratory supplies and expenses, and freight-in charges), and indirect costs (including allocations of costs from support departments and facility allocations). Fixed production overhead costs are allocated based on actual tissue processing levels, to the extent that they are within the range of the facility’s normal capacity.
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

We regularly evaluate our deferred preservation costs to determine if the costs are appropriately recorded at the lower of cost or net realizable value. We also evaluate our deferred preservation costs for costs not deemed to be recoverable, including tissues not expected to ship prior to the expiration date of their packaging. Lower of cost or net realizable value write-downs are recorded if the tissue processing costs incurred exceed the estimated market value of the tissue services, based on recent average service fees at the time of the evaluation. Impairment write-downs are recorded based on the book value of tissues deemed to be impaired. Actual results may differ from these estimates. Write-downs of deferred preservation costs are expensed as cost of preservation services, and these write-downs are permanent impairments that create a new cost basis, which cannot be restored to its previous levels if our estimates change.
Fair Value Measurements
We record certain financial instruments, including cash equivalents, at fair value on a recurring basis. We may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis. Fair value financial instruments are recorded in accordance with the fair value measurement framework.
We also measure certain assets and liabilities at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as certain financial assets, long-lived assets, and indefinite lived intangible assets for impairment, allocating value to assets in an acquired asset group and applying accounting for business combinations and the initial recognition of liabilities such as contingent consideration. We use the fair value measurement framework to value these assets and liabilities and report these fair values in the periods in which they are recorded or written down.
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
We account for business combinations using the acquisition method. Under this method, the allocation of the purchase price is based on the fair value of the tangible and identifiable intangible assets acquired and the liabilities assumed as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets is recorded as goodwill. The identifiable intangible assets typically consist of developed technology, customer relationships, and in-process research and development costs. Transaction costs related to a business combination are expensed as incurred. In-process research and development acquired as part of a business combination is accounted for as an indefinite-lived intangible asset until the related research and development project gains regulatory approval or is discontinued.
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

Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
(Tables in thousands)
Revenues

	Revenues for the Twelve Months Ended December 31,			Revenues as a Percentage of Total Revenues for the Twelve Months Ended December 31,
	2022	2021	Percent Change	2022	2021
Products:
Aortic stent grafts	$92,752	$85,387	9%	29%	28%
Surgical sealants	65,379	70,714	-8%	21%	24%
On-X	63,904	57,363	11%	20%	19%
Other	8,318	8,133	2%	3%	3%
Total products	230,353	221,597	4%	73%	74%

Preservation services	83,436	77,239	8%	27%	26%
Total	$313,789	$298,836	5%	100%	100%
Revenues increased 5% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. The increase in revenues for the twelve months ended December 31, 2022 was due to an increase in revenues from aortic stent grafts, On-X products, preservation services, and other products, partially offset by a decrease in revenues from surgical sealants. Excluding the effects of foreign exchange, revenues increased 9% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. Revenues for the twelve months ended December 31, 2022 and 2021 were negatively impacted in certain regions by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due to the COVID-19 pandemic. The revenue impact from COVID-19 was smaller and varied regionally during the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021.
A detailed discussion of the changes in product revenues and preservation services revenues for the twelve months ended December 31, 2022 is presented below.
Products
Revenues from products increased 4% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. The increase was due to an increase in revenues from aortic stent grafts, On-X products, and other products, partially offset by a decrease in revenues from surgical sealants. A discussion of the changes in product revenues for aortic stent grafts, surgical sealants, On-X, and other product revenues is presented below.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars, with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021, the US Dollar strengthened in comparison to major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.

Aortic Stent Grafts
Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, synthetic vascular grafts, and original equipment manufacturing (“OEM”) aortic stent graft products. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Aortic stent grafts are used in endovascular and open vascular surgery for the treatment of complex aortic arch, thoracic, and abdominal aortic diseases. Our aortic stent grafts are primarily distributed in international markets.
Aortic stent grafts revenues increased 9% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021.
Aortic stent grafts revenues, excluding OEM, increased 10% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. This increase in revenue was primarily due to an increase in volume of units sold, which increased revenues by 20%, and an increase in average sales prices, which increased revenues by 1%, partially offset by the effect of foreign exchange rates, which decreased revenues by 11%.
On a constant currency basis, revenues for aortic stent grafts, excluding OEM, increased 22% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. The increase in revenues was partially due to improved conditions from the COVID-19 pandemic for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. Revenues for the twelve months ended December 31, 2022 increased primarily in Europe, the Middle East, and Africa (collectively, “EMEA”), Canada, Asia Pacific (“APAC”), and Latin America (“LATAM”). The revenue increase in EMEA for the twelve months ended December 31, 2022 was due to increases in sales direct (to hospitals) and indirect (through distributor) markets. The revenue increase in APAC for the twelve months ended December 31, 2022 was primarily due to an increase in sales of newly launched aortic stent grafts and distributor buying patterns in certain markets. The revenue increase in LATAM for the twelve months ended December 31, 2022 was primarily due to market penetration in certain regions. OEM sales of aortic stent grafts accounted for less than 1% of product revenues for the twelve months ended December 31, 2022 and 2021.
Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants decreased 8% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. This decrease in revenues was primarily due to a decrease in the volume and a change in the mix of milliliters sold, which decreased revenues by 5%, and the effect of foreign exchange rates, which decreased revenues by 3%.
On a constant currency basis, revenues from the sales of surgical sealants decreased 5% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. The decrease in revenues was primarily due to decreases in revenues in North America and EMEA, partially offset by increases in revenues in APAC and LATAM.
During the twelve months ended December 31, 2021 revenues from the sales of surgical sealants in North America were larger than in the twelve months ended December 31, 2022, primarily due to inventory restocking orders placed during the first half of 2021 as hospitals experienced reduced impact from the COVID-19 pandemic and began resuming more normal operations. Revenues were negatively impacted during the first quarter of 2022 due to delays and cancellations of some surgical procedures due to hospital staffing challenges as a result of a new COVID-19 variant.
During the twelve months ended December 31, 2022 revenues from sales of surgical sealants in EMEA were adversely impacted primarily due to temporary commercialization restrictions resulting from the expiration of our BioGlue CE Mark during our transition to a new Notified Body. We received renewal of our BioGlue CE Mark and completed our Notified Body transition late in the fourth quarter of 2022.
Domestic revenues from surgical sealants accounted for 49% of total surgical sealant revenues for the twelve months ended December 31, 2022 and 51% of total surgical sealant revenues for the twelve months ended December 31, 2021.

On-X
The On-X catalogue of products includes the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis (“AAP”) for heart valve replacement. On-X product revenues also include revenues from the distribution of CarbonAid® CO2 diffusion catheters and from the sale of Chord-X® ePTFE sutures for mitral chordal replacement. On-X also generates revenue from pyrolytic carbon coating services for OEM customers.
On-X product revenues increased 11% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021.
On-X product revenues, excluding OEM, increased 11% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. This increase in revenues was primarily due to an increase in volume of units sold, which increased revenues by 10%, and an increase in average sales prices, which increased revenues by 3%, partially offset by the effect of foreign exchange rates, which decreased revenues by 2%.
On a constant currency basis, On-X revenues, excluding OEM, increased 13% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. The increase in revenues was primarily due to revenue increases in North America, EMEA, and LATAM. The revenue increases in these markets were partially due to improved conditions from the COVID-19 pandemic for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. The increase in revenues was also impacted by customer buying patterns in North America, an increase of shipments primarily in direct markets in EMEA, and market penetration in certain regions in LATAM. On-X OEM sales accounted for less than 1% of product revenues for the twelve months ended December 31, 2022 and 2021.
Domestic revenues from On-X accounted for 63% of total On-X revenues for the twelve months ended December 31, 2022, and 62% of On-X revenues for the twelve months ended December 31, 2021.
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
Other revenues increased 2% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021.
The increase in other revenues for the twelve months ended December 31, 2022 was primarily due to an increase in CardioGenesis cardiac laser therapy product services, partially offset by a decrease in PerClot product revenues. The increase in CardioGenesis cardiac therapy product revenues for the twelve months ended December 31, 2022 was primarily due to our ability to resume limited sales of handpieces during the fourth quarter of 2021, as further described below. The decrease in PerClot product revenues for the twelve months ended December 31, 2022 was due to the Baxter Transaction, described in more detail in Part II, Item 8, Note 2 of "Notes to Consolidated Financial Statements" of this form 10-K.
Revenues from our CardioGenesis cardiac laser therapy product line historically consisted primarily of sales of handpieces and, in certain periods, the sale of laser consoles. During the nine months ended September 30, 2021 we had minimal revenues from the CardioGenesis cardiac laser therapy product line as we did not have a supply of handpieces due to the FDA’s review of our supplier’s change in manufacturing location. After obtaining authorization to resume commercial distribution, our supplier resumed manufacturing a limited supply of handpieces allowing us to resume limited sales during the fourth quarter of 2021. In February 2023 our supplier of handpieces informed us that the sole-source manufacturer of tubing used in the handpiece assembly had gone out of business and, because a new supplier has yet to be identified and qualified, they are exiting the business and will no longer be supplying handpieces effective immediately. We are evaluating the impact of this disruption on our business and possible avenues for resumption of supply including the evaluation of alternate suppliers and handpiece manufacturers. We don’t expect revenues from the CardioGenesis cardiac laser therapy product line after the first quarter of 2023 until we qualify and obtain approval for a new hand piece manufacturing source.

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
In the fourth quarter of 2020 we became aware that a supplier shipped to us a saline solution lot that we use in our tissue processing that contained some contamination in a small number of bottles of the solution lot. The contamination was identified by our in-process quality controls. The contaminated solution was estimated to have impacted a small percentage of tissue processed with this solution lot, causing us to write-off approximately $826,000 of tissue in the fourth quarter of 2020. An additional $5.0 million of tissue was quarantined in process pending further testing. Upon completion and FDA acceptance of the testing, we began releasing tissue meeting our release criteria late in the second quarter of 2021. We believe that the written-off and quarantined tissue impacted the availability of tissue for distribution, which had a negative impact on revenue in the first quarter of 2021 and, to a lesser extent, the second quarter of 2021.
Revenues from tissue processing increased 8% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. The increase in revenues was primarily due to an increase of tissues shipped, which increased revenues by 5%, and an increase in average sales prices, which increased revenues by 3%.
The increase in revenues from tissue processing for the twelve months ended December 31, 2022 was primarily due to an increase in medical procedures that utilize our cardiac tissues.
Cost of Products and Preservation Services
Cost of Products

	Twelve Months Ended December 31,
	2022	2021
Cost of products	$72,166	$65,196
Cost of products increased 11% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. Cost of products for the twelve months ended December 31, 2022 and 2021 included costs related to aortic stent grafts, surgical sealants, On-X, and other products.
The increase in cost of products for the twelve months ended December 31, 2022 was primarily due to an increase in shipments of aortic stent grafts and On-X products as well as an increase in the cost of aortic stent grafts and BioGlue as compared to the twelve months ended December 31, 2021.

Cost of Preservation Services

	Twelve Months Ended December 31,
	2022	2021
Cost of preservation services	$39,100	$36,126
Cost of preservation services increased 8% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. Cost of preservation services included costs for cardiac and vascular tissue preservation services.
The increase in cost of preservation services for the twelve months ended December 31, 2022 was primarily due to an increase in shipments of cardiac tissue and an increase in the processing cost of cardiac and vascular tissues, partially offset by a decrease in shipments of vascular tissue, as compared to the twelve months ended December 31, 2021.
Gross Margin

	Twelve Months Ended December 31,
	2022	2021
Gross margin	$202,523	$197,514
Gross margin as a percentage of total revenues	65%	66%
Gross margin increased 3% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. The increase for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021 was primarily due to an increase in shipments of aortic stent grafts, On-X products, and preservation services, partially offset by the effect of foreign exchange rates and an increase in cost of certain products. Gross margin as a percentage of total revenues decreased for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021, primarily due to an increase in product costs of certain products sold resulting from inflationary pressures of materials and labor, and to a lesser extent, the mix of products shipped, partially offset by favorable pricing of certain products during the twelve months ended December 31, 2022.
Operating Expenses
General, Administrative, and Marketing Expenses

	Twelve Months Ended December 31,
	2022	2021
General, administrative, and marketing expenses	$157,443	$169,774
General, administrative, and marketing expenses as a percentage of total revenues	50%	57%
General, administrative, and marketing expenses decreased 7% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. The decrease in General, administrative, and marketing expenses for the twelve months ended December 31, 2022 was primarily due to a decrease in business development expenses partially offset by personnel-related expenses, travel, and marketing.
General, administrative, and marketing expenses included $7.7 million of business development income for the twelve months ended December 31, 2022, as compared to $16.1 million of business development expense for the twelve months ended December 31, 2021.
Business development income during the twelve months ended December 31, 2022 included a $9.0 million fair value reduction for the contingent consideration related to Ascyrus Acquisition (“Ascyrus contingent consideration”) further described in Part II, Item 8, Note 3 of “Ascyrus Acquisition” of this form 10-K. Business development expenses during the twelve months ended December 31, 2021 included a $4.9 million expense related to the impairment of the Endospan Option further described in Part II, Item 8, Note 4 of “Endospan Agreements” of this form 10-K and $9.7 million expense related to an increase in the fair value of the Ascyrus contingent consideration.

Research and Development Expenses

	Twelve Months Ended December 31,
	2022	2021
Research and development expenses	$38,879	$35,546
Research and development expenses as a percentage of total revenues	12%	12%
Research and development expenses increased 9% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021. Research and development spending for the twelve months ended December 31, 2022 and 2021 was primarily focused on clinical work to gain regulatory approvals for On-X, certain aortic stent grafts, and PerClot products.
On September 23, 2022 we stopped the PROACT Xa clinical trial as recommended by the trial's independent Data and Safety Monitoring Board. The PROACT Xa clinical trial was a prospective, randomized, trial designed to determine if patients with On-X mechanical aortic valves could be maintained safely and effectively on apixaban rather than on warfarin. As a result of PROACT Xa's early termination, we recorded $4.5 million of termination and wind-down expenses that are included in Research and development operating expenses on the Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2022. The majority of these costs include administrative costs that we paid during the fourth quarter of 2022 and anticipate paying during the first quarter of 2023, as well as the estimated cost of clinical drugs purchased for patients participating in the study that are not expected to be recovered.
Research and development expenses for the twelve months ended December 31, 2022 also include $1.9 million related to PerClot pre-launch inventory manufactured as part of the Baxter transaction.
Gain from Sale of Non-Financial Assets
Gain from sale of non-financial assets for the twelve months ended December 31, 2021 consisted of the net $15.9 million gain from the sale of PerClot assets as part of the Baxter Transaction on July 28, 2021.
Interest Expense
Interest expense was $18.2 million and $16.9 million for the twelve months ended December 31, 2022 and 2021, respectively. Interest expense for the twelve months ended December 31, 2022 and 2021 relates to interest on debt and uncertain tax positions.
Other Expense, Net
Other expense, net was $3.1 million and $6.1 million for the twelve months ended December 31, 2022 and 2021, respectively. Other expense, net for the twelve months ended December 31, 2022 primarily includes the realized and unrealized effects of foreign currency gains and losses. Other expense, net for the twelve months ended December 31, 2021 primarily includes realized and unrealized effects of foreign currency gains and losses and fair value adjustments of financial instruments.
Earnings
(Table in thousands, except per share data)

	Twelve Months Ended December 31,
	2022	2021
Loss before income taxes	$(14,984)	$(14,827)
Income tax expense	4,208	7
Net loss	$(19,192)	$(14,834)

Diluted loss per common share	$(0.48)	$(0.38)
Diluted weighted-average common shares outstanding	40,032	38,983

We incurred a loss before income taxes for the twelve months ended December 31, 2022 and 2021. The loss before income taxes for the twelve months ended December 31, 2022 was negatively impacted by an increase in certain operating expenses to support revenue expansion, and an increase in investments in the research and development pipeline. The loss before income taxes was partially offset by the change in fair value of the Ascyrus contingent consideration for the twelve months ended December 31, 2022. The loss before income taxes for the twelve months ended December 31, 2021 was primarily due to business development expenses primarily related to the Ascyrus contingent consideration and investments in the research and development pipeline. Revenues for the twelve months ended December 31, 2022 and 2021 were also unfavorably impacted by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due to the COVID-19 pandemic in certain regions. The revenue impact from COVID-19 was smaller and varied regionally during the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021.
Our effective income tax rate was an expense of 28% for the twelve months ended December 31, 2022, as compared to break-even for the twelve months ended December 31, 2021. The change in the tax rate for the twelve months ended December 31, 2022 was primarily due to a decrease in the excess tax benefit related to stock compensation, an increase in the estimated current year valuation allowance, an increase in unfavorable prior year tax return true-ups, and an increase in the benefit related to uncertain tax position statute expirations for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021.

Our income tax rate for the twelve months ended December 31, 2022 was primarily affected by an increase in the valuation allowance on current year items, nondeductible executive compensation expenses, and uncertain tax position expenses. These tax expenses were partially offset by the research and development tax credit.

Our income tax rate for the twelve months ended December 31, 2021 was primarily affected by an increase in the valuation allowance on current year items, foreign expense items, non-deductible executive compensation expenses, and the recording of a tax reserve on prior year items. These tax expenses were partially offset by the reduction of a valuation allowance on prior year items, the research and development tax credit, and releases of uncertain tax position liabilities.
We experienced a net loss and diluted loss per common share for the twelve months ended December 31, 2022 and 2021. Net loss and diluted loss per common share for the twelve months ended December 31, 2022 was primarily due to an increase in loss before income taxes, as discussed above.
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

Liquidity and Capital Resources
Net Working Capital
At December 31, 2022 net working capital (current assets of $247.3 million less current liabilities of $49.7 million) was $197.6 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, as compared to net working capital of $202.7 million and a current ratio of 6 to 1 at December 31, 2021.
Overall Liquidity and Capital Resources
Our primary cash requirements for the twelve months ended December 31, 2022 were for general working capital needs, interest and principal payments under our Credit Agreement (defined below), interest payments under our Convertible Senior Notes (defined below), capital expenditures for facilities and equipment, and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves, proceeds from stock option exercises, and the Baxter Transaction described above.
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
Significant Sources and Uses of Liquidity
On December 1, 2017 we entered into a credit and guaranty agreement for a $255.0 million senior secured credit facility, consisting of a $225.0 million secured term loan facility (the “Term Loan Facility”) and a $30.0 million secured revolving credit facility (the "Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Agreement”). We and each of our existing domestic subsidiaries (subject to certain exceptions and exclusions) guarantee the obligations under the Credit Agreement (the “Guarantors”). The Credit Agreement is secured by a security interest in substantially all existing and after-acquired real and personal property (subject to certain exceptions and exclusions) of us and the Guarantors.
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

On December 19, 2022 in accordance with adopting ASU 2020-04 and 2021-01, we entered into an amendment to our Credit Agreement to replace the LIBOR based benchmark interest rate with the Secured Overnight Financing Rate (“SOFR”) based benchmark interest rate for our Term Loan Facility and our Revolving Credit Facility. Based on historical analysis of the differences between the benchmark rates, SOFR is adjusted to arrive at a Term SOFR rate that serves as the replacement base rate for LIBOR under our amended credit facilities. Under this amendment, at the maturity of our existing LIBOR-based loan on December 30, 2022, the interest rate at the repricing of our Term Loan Facility was calculated as Term SOFR plus a fixed percentage credit spread of 3.50%. The loan under the Revolving Credit Facility bears interest at Term SOFR plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. As of December 31, 2022 the aggregate interest rate of the Credit Agreement was 8.34% per annum.
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Consolidated Balance Sheets as of December 31, 2021. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of December 31, 2022 was approximately $87.6 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes approximately $4.9 million for the aggregate of the contractual coupon interest and the amortization of the debt issuance during the twelve months ended December 31, 2022 and 2021. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually.
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
We have benefited from various aspects of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) including a decrease in the amount of interest expense limitation in 2020 and the deferment of a portion of the 2020 employer’s portion of social security tax into 2021 and 2022.
As of December 31, 2022 approximately 40% of our cash and cash equivalents were held in foreign jurisdictions.

The following table summarizes cash flows from operating activities, investing activities and financing activities for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Cash flows (used in) provided by:
Operating activities	$(5,153)	$(2,585)
Investing activities	(10,715)	5,660
Financing activities	(1,639)	(12,223)
Effect of exchange rate changes on cash and cash equivalents	1,848	2,200
Decrease in cash and cash equivalents	$(15,659)	$(6,948)
Net Cash Flows from Operating Activities
Net cash used in operating activities was $5.2 million and $2.6 million for the twelve months ended December 31, 2022 and 2021, respectively.
We use the indirect method to prepare our cash flow statement, and accordingly, the operating cash flows are based on our net loss, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the twelve months ended December 31, 2022 these non-cash items primarily included $22.4 million in depreciation and amortization expenses, $12.3 million in non-cash compensation, $9.0 million in fair value adjustments of financial instruments, $7.4 million in non-cash lease expense, and $1.7 million of deferred income tax changes.
Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the twelve months ended December 31, 2022 these changes included the unfavorable effect of $13.3 million due to the timing differences between recording receivables and the receipt of cash, $8.4 million due to an increase in inventory balances and deferred preservation costs, $2.2 million due to an increase in prepaid expenses and other assets, and $2.0 million due to the timing differences between the recording of accounts payable and other current liabilities.
Net Cash Flows from Investing Activities
Net cash used in investing activities was $10.7 million for the twelve months ended December 31, 2022, as compared to net cash provided by investing activities of $5.7 million for the twelve months ended December 31, 2021. During the twelve months ended December 31, 2022 cash flows used in investing activities primarily included $9.0 million of cash used for capital expenditures. During the twelve months ended December 31, 2021 cash flows provided by investing activities included $19.0 million of net proceeds from the sale of non-financial assets, partially offset by $13.1 million of cash used for capital expenditures.
Net Cash Flows from Financing Activities
Net cash used in financing activities was $1.6 million and $12.2 million for the twelve months ended December 31, 2022 and 2021, respectively. The current year cash used in financing activities was primarily due to $2.8 million repayment of debt and $1.8 million for repurchases of common stock to cover tax withholdings, partially offset by $3.4 million of proceeds from exercise of stock options and issuances of common stock.
Scheduled Contractual Obligations and Future Payments
Our long-term debt obligations and interest payments include $314.8 million of scheduled principal payments and $89.7 million in anticipated interest payments related to our Credit Agreement, Convertible Senior Notes, and other governmental loans.
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

As part of the Baxter Transaction, we may be required to pay up to $7.5 million to SMI if certain milestones are met. See “Overview” identified in Part II, Item 8, Note 2 of the “Notes to Consolidated Financial Statements” of this Form 10-K.
Our operating and finance lease obligations result from the lease of land and buildings that comprise our corporate headquarters and our various manufacturing facilities, leases related to additional manufacturing, office, and warehouse space, leases on company vehicles, and leases on a variety of office equipment and other equipment.
Capital Expenditures
Capital expenditures for the twelve months ended December 31, 2022 and 2021 were $9.0 million and $13.1 million, respectively. Capital expenditures in the twelve months ended December 31, 2022 were primarily related to computer software, routine purchases of manufacturing and tissue processing equipment, leasehold improvements needed to support our business, and computer equipment.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest income and interest expense are sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash and cash equivalents of $39.4 million as of December 31, 2022, and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility, Term Loan Facility, and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us in the twelve months ended December 31, 2022 affecting our cash and cash equivalents, Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes would not have had a material impact on our financial position, profitability, or cash flows.
Foreign Currency Exchange Rate Risk
We have balances, such as cash, accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency denominated balances are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the US Dollar equivalent of cash or funds that we will receive in payment for assets or that we would have to pay to settle liabilities. As a result, we could be required to record these changes as gains or losses on foreign currency translation. Realized and unrealized gains and losses were a loss of $3.1 million, loss of $5.5 million, and a gain of $1.9 million, for the years ended December 31, 2022, 2021, and 2020, respectively.
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
An additional 10% adverse change in exchange rates from the exchange rates in effect on December 31, 2022 could impact our financial position or cash flows by approximately $7.0 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the twelve months ended December 31, 2022 affecting our revenue and expense transactions denominated in foreign currencies, would not have had a material impact on our financial position or profitability.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Controls over Financial Reporting
The management of Artivion, Inc. and subsidiaries (“Artivion” or “we”) is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Artivion’s internal control system was designed to provide reasonable assurance to Artivion’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
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
Artivion management assessed the effectiveness of Artivion’s internal controls over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, we have determined that, as of December 31, 2022, our internal controls over financial reporting was effective based on those criteria.
Artivion’s independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on the effectiveness of Artivion’s internal controls over financial reporting as of December 31, 2022.
Artivion, Inc.
February 23, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Artivion, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Artivion, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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

Deferred Preservation Costs

Description of the Matter
At December 31, 2022, the Company’s deferred preservation costs balance was $46.4 million. As discussed in Note 1 to the consolidated financial statements, the calculation of deferred preservation costs involves judgment and complexity and uses the same principles as inventory costing. Donated human tissue is procured from deceased human donors by organ and tissue procurement organizations (“OPOs”) and tissue banks, that provide the tissue to the Company for processing, preservation, and distribution. Deferred preservation costs consist primarily of the procurement fees charged by the OPOs and tissue banks, direct labor and materials (including salary and fringe benefits, laboratory supplies and expenses, and freight-in charges), and indirect costs (including allocations of costs from support departments and facility allocations). Fixed production overhead costs are allocated based on actual tissue processing levels, to the extent that they are within the range of the facility’s normal capacity. These costs are then allocated among the tissues processed during the period based on cost drivers, such as the number of donors or number of tissues processed. The Company applies a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. Estimated yields are based on the Company’s actual historical yield experience with similar tissues and these estimates are evaluated periodically to determine whether the appropriate historical volume and time periods are being used to calculate the yields applied to in-process tissues to determine the equivalent units on hand at each period end.
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

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2013.
Atlanta, Georgia
February 23, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Artivion, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Artivion, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Artivion, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young, LLP
Atlanta, Georgia
February 23, 2023

Artivion, Inc. and Subsidiaries
Consolidated Balance Sheets
In Thousands, Except Per Share Data

	December 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$39,351	$55,010
Trade receivables, net	61,820	53,019
Other receivables	7,764	5,086
Inventories, net	74,478	76,971
Deferred preservation costs, net	46,371	42,863
Prepaid expenses and other	17,550	14,748

Total current assets	247,334	247,697

Goodwill	243,631	250,000
Acquired technology, net	151,263	166,994
Operating lease right-of-use assets, net	41,859	45,714
Property and equipment, net	38,674	37,521
Other intangibles, net	31,384	34,502
Deferred income taxes	1,314	2,357
Other long-term assets	7,339	8,267

Total assets	$762,798	$793,052

Artivion, Inc. and Subsidiaries
Consolidated Balance Sheets
In Thousands, Except Per Share Data

	December 31,
	2022	2021
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,004	$10,395
Accrued compensation	13,810	13,163
Accrued expenses	12,374	7,687
Taxes payable	2,635	3,634
Current maturities of operating leases	3,308	3,149
Accrued procurement fees	2,111	3,689
Current portion of long-term debt	1,608	1,630
Current portion of finance lease obligation	513	528
Other	1,312	1,078

Total current liabilities	49,675	44,953

Long-term debt	306,499	307,493
Non-current maturities of operating leases	41,257	44,869
Contingent consideration	40,400	49,400
Deferred income taxes	24,499	28,799
Deferred compensation liability	5,468	5,952
Non-current finance lease obligations	3,644	4,374
Other	7,027	6,484

Total liabilities	478,469	492,324

Commitments and contingencies

Shareholders' equity:

Preferred stock $0.01 par value per share, 5,000 shares authorized, no shares issued	—	—
Common stock $0.01 par value per share, 75,000 shares authorized, 41,830 and 41,397 shares issued as of December 31, 2022 and 2021, respectively	418	414
Additional paid-in capital	337,385	322,874
Retained (deficit) earnings	(17,217)	1,975
Accumulated other comprehensive loss	(21,609)	(9,887)
Treasury stock at cost, 1,487 shares as of December 31, 2022 and 2021	(14,648)	(14,648)

Total shareholders' equity	284,329	300,728

Total liabilities and shareholders' equity	$762,798	$793,052
See accompanying Notes to Consolidated Financial Statements.

Artivion, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
In Thousands, Except Per Share Data

	Year Ended December 31,
	2022	2021	2020
Revenues:
Products	$230,353	$221,597	$179,299
Preservation services	83,436	77,239	73,928
Total revenues	313,789	298,836	253,227

Cost of products and preservation services:
Products	72,166	65,196	50,128
Preservation services	39,100	36,126	35,315
Total cost of products and preservation services	111,266	101,322	85,443

Gross margin	202,523	197,514	167,784

Operating expenses:
General, administrative, and marketing	157,443	169,774	141,136
Research and development	38,879	35,546	24,207
Total operating expenses	196,322	205,320	165,343
Gain from sale of non-financial assets	—	(15,923)	—
Operating income	6,201	8,117	2,441

Interest expense	18,224	16,887	16,698
Interest income	(147)	(79)	(217)
Other expense, net	3,108	6,136	3,134

Loss before income taxes	(14,984)	(14,827)	(17,174)
Income tax expense (benefit)	4,208	7	(492)

Net loss	$(19,192)	$(14,834)	$(16,682)

Loss per share:
Basic	$(0.48)	$(0.38)	$(0.44)
Diluted	$(0.48)	$(0.38)	$(0.44)

Weighted-average common shares outstanding:
Basic	40,032	38,983	37,861
Diluted	40,032	38,983	37,861

Net loss	$(19,192)	$(14,834)	$(16,682)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,722)	(16,630)	15,332
Comprehensive loss	$(30,914)	$(31,464)	$(1,350)
See accompanying Notes to Consolidated Financial Statements.

Artivion, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Year Ended December 31,
	2022	2021	2020

Net cash flows from operating activities:
Net loss	$(19,192)	$(14,834)	$(16,682)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	22,442	23,977	20,712
Non-cash compensation	12,344	10,711	6,912
Non-cash lease expense	7,432	7,521	7,145
Write-down of inventories and deferred preservation costs	4,374	5,377	3,443
Non-cash interest expense	1,832	2,005	3,656
Write-off of Endospan Option	—	4,944	—
Change in fair value of long-term loan receivable	—	409	4,949
Gain on sale of non-financial assets	—	(15,923)	—
Deferred income taxes	(1,717)	(4,470)	4,283
Change in fair value of contingent consideration	(9,000)	8,870	4,523
Other	2,268	2,060	124

Changes in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	(1,958)	(1,893)	(9,157)
Prepaid expenses and other assets	(2,234)	(1,404)	(2,720)
Inventories and deferred preservation costs	(8,404)	(18,375)	(24,757)
Receivables	(13,340)	(11,560)	9,938
Net cash flows (used in) provided by operating activities	(5,153)	(2,585)	12,369

Net cash flows from investing activities:
Proceeds from sale of non-financial assets, net	—	19,000	—
Payments for Endospan agreement	—	—	(5,000)
Ascyrus Acquisition, net of cash acquired	—	—	(59,119)
Acquisition of intangible assets	(1,699)	(972)	(1,157)
Capital expenditures	(9,016)	(13,091)	(7,328)
Other	—	723	(524)
Net cash flows (used in) provided by investing activities	(10,715)	5,660	(73,128)

Net cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	3,368	3,756	2,432
Proceeds from issuance of convertible debt	—	—	100,000
Proceeds from revolving line of credit	—	—	30,000
Proceeds from financing insurance premiums	—	—	2,815
Repayment of revolving line of credit	—	—	(30,000)
Payment of debt issuance costs	—	(2,219)	(3,647)
Payment of contingent consideration	—	(8,200)	—
Redemption and repurchase of stock to cover tax withholdings	(1,795)	(1,914)	(1,995)
Repayment of debt	(2,753)	(3,085)	(5,346)
Other	(459)	(561)	(651)
Net cash flows (used in) provided by financing activities	(1,639)	(12,223)	93,608

Effect of exchange rate changes on cash and cash equivalents	1,848	2,200	(5,185)
(Decrease) increase in cash and cash equivalents	(15,659)	(6,948)	27,664

Cash and cash equivalents, beginning of year	55,010	61,958	34,294
Cash and cash equivalents, end of year	$39,351	$55,010	$61,958
See accompanying Notes to Consolidated Financial Statements.

Artivion, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
In Thousands

	Common Stock		Additional Paid In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	39,018	$390	$271,782	$36,704	$(8,589)	(1,484)	$(14,591)	$285,696
Net loss	—	—	—	(16,682)	—	—	—	(16,682)
Other comprehensive income	—	—	—	—	15,332	—	—	15,332
Stock issued for the Ascyrus Acquisition	992	10	19,990	—	—	—	—	20,000
Equity component of the convertible note issuance	—	—	16,426	—	—	—	—	16,426
Equity compensation	296	3	7,501	—	—	—	—	7,504
Exercise of options	89	1	927	—	—	(3)	(57)	871
Employee stock purchase plan	83	1	1,560	—	—	—	—	1,561
Redemption and repurchase of stock to cover tax withholdings	(84)	(1)	(1,994)	—	—	—	—	(1,995)
Balance at December 31, 2020	40,394	$404	$316,192	$20,022	$6,743	(1,487)	$(14,648)	$328,713
Net loss	—	—	—	(14,834)	—	—	—	(14,834)
Other comprehensive loss	—	—	—	—	(16,630)	—	—	(16,630)
Stock issued for contingent consideration	553	6	9,994	—	—	—	—	10,000
Adoption of ASU 2020-06	—	—	(16,426)	(3,213)	—	—	—	(19,639)
Equity compensation	260	3	11,274	—	—	—	—	11,277
Exercise of options	179	1	2,145	—	—	—	—	2,146
Employee stock purchase plan	87	1	1,608	—	—	—	—	1,609
Redemption and repurchase of stock to cover tax withholdings	(76)	(1)	(1,913)	—	—	—	—	(1,914)
Balance at December 31, 2021	41,397	$414	$322,874	$1,975	$(9,887)	(1,487)	$(14,648)	$300,728
Net loss	—	—	—	(19,192)	—	—	—	(19,192)
Other comprehensive loss	—	—	—	—	(11,722)	—	—	(11,722)
Equity compensation	282	3	12,939	—	—	—	—	12,942
Exercise of options	151	1	1,788	—	—	—	—	1,789
Employee stock purchase plan	95	1	1,578	—	—	—	—	1,579
Redemption and repurchase of stock to cover tax withholdings	(95)	(1)	(1,794)	—	—	—	—	(1,795)
Balance at December 31, 2022	41,830	$418	$337,385	$(17,217)	$(21,609)	(1,487)	$(14,648)	$284,329
See accompanying Notes to Consolidated Financial Statements.

Artivion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, surgical sealants, On-X® mechanical heart valves and related surgical products, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue® Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix® bovine surgical patches, CardioGenesis® cardiac laser therapy, and PerClot® hemostatic powder (prior to the sale to a subsidiary of Baxter International, Inc. (“Baxter”)).
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
Foreign Currencies
Our revenues and expenses transacted in foreign currencies are remeasured as they occur at exchange rates in effect at the time of each transaction. Realized and unrealized gains and losses on foreign currency transactions are recorded as a component of Other expense, net on our Consolidated Statements of Operations and Comprehensive Loss. Realized and unrealized gains and losses were a loss of $3.1 million, a loss of $5.5 million, and a gain of $1.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. Our assets and liabilities denominated in foreign currencies are recognized at the exchange rate in effect at the time of each transaction. At period end, the assets and liabilities are translated at the exchange rate in effect as of the balance sheet date and are recorded as a separate component of Accumulated other comprehensive loss in the shareholders' equity section of our Consolidated Balance Sheets.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates and assumptions are used when accounting for allowance for doubtful accounts, inventory, deferred preservation costs, acquired assets or businesses, intangible assets, deferred income taxes, commitments and contingencies (including product and tissue processing liability claims, claims incurred but not reported, and amounts recoverable from insurance companies), stock based compensation, certain accrued liabilities (including accrued procurement fees, income taxes, and financial instruments including contingent consideration), and other items as appropriate.

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
Revenues for products, including: aortic stent grafts, surgical sealants, On-X products, and other medical devices, are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenues from consignment are recognized when the medical device is implanted. We recognize revenues for preservation services when tissue is shipped to the customer.
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
Advertising Costs
The costs to develop, produce, and communicate our advertising are expensed as incurred and are classified as General, administrative, and marketing expenses. The total amount of advertising expense included in our Consolidated Statements of Operations and Comprehensive Loss was $1.6 million, $1.0 million, and $1.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
We value our RSAs, RSUs, and PSUs based on the stock price on the date of grant. We expense the related compensation cost of RSAs and RSUs using the straight-line method over the vesting period. We expense the related compensation cost of PSUs based on the number of shares expected to be issued, if achievement of the performance component is probable, using a straight-line method over each vesting tranche of the award which results in accelerated recognition of expenses. The amount of compensation costs expensed related to PSUs is adjusted as needed if we deem that achievement of the performance component is no longer probable or if our expectation of the number of shares to be issued changes. We use a Black-Scholes model to value our stock option grants and expense the related compensation cost using the straight-line method over the vesting period. The fair value of our ESPP options is also determined using a Black-Scholes model and is expensed over the vesting period.
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
Financial Instruments
Our financial instruments include cash equivalents, accounts receivable, notes receivable, accounts payable, and debt obligations. The financial assets’ and liabilities’, such as receivables and accounts payable, carrying values approximate their fair value due to their short-term duration, and the carrying value of their debt obligations approximate fair value as they contain variable interest rates that approximate market values. Other financial instruments are recorded as discussed in the sections below.
Fair Value Measurements
We record certain financial instruments, including cash equivalents, at fair value on a recurring basis. We may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis. Fair value financial instruments are recorded in accordance with the fair value measurement framework.
We also measure certain assets and liabilities at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as certain financial assets, long-lived assets, and indefinite lived intangible assets for impairment, allocating value to assets in an acquired asset group, applying accounting for business combinations, and the initial recognition of liabilities such as contingent consideration. We use the fair value measurement framework to value these assets and liabilities and report these fair values in the periods in which they are recorded or written down.
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
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of highly liquid investments at the time of acquisition. The carrying value of cash equivalents approximates fair value. We maintain depository accounts with certain financial institutions. Although these depository accounts may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions and determined the risk of material financial loss due to the exposure of such credit risk to be minimal.

Cash Flow Supplemental Disclosures
Supplemental disclosures of cash flow information for the years ended December 31 (in thousands):

	2022	2021	2020
Cash paid during the year for:
Interest	$14,243	$14,407	$13,049
Income taxes	9,244	5,483	4,122

Non-cash investing and financing activities:
Operating lease right-of-use assets	$1,803	$31,726	$1,864
Issuance of common stock for Ascyrus Acquisition	—	—	20,000
Issuance of common stock for contingent consideration	—	10,000	—
Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable are primarily from hospitals and distributors that either use or distribute our products and tissues. We assess the likelihood of collection based on a number of factors, including past transaction history and the credit worthiness of the customer, as well as the potential increased risks related to international customers and large distributors. We determine the allowance for doubtful accounts based upon specific reserves for known collection issues, as well as a non-specific reserve based upon aging buckets. We charge off uncollectible amounts against the reserve in the period in which we determine they are uncollectible. Our accounts receivable balances are reported net of allowance for doubtful accounts of $1.3 million and $1.1 million as of December 31, 2022 and 2021, respectively.
Inventories, net
Inventories, net are comprised of finished goods for our product lines including: aortic stent grafts; surgical sealants; On-X products; CardioGenesis laser consoles, handpieces, and accessories; PhotoFix; other medical devices; work-in-process; and raw materials. Inventories for finished goods are valued at the lower of cost or net realizable value on a first-in, first-out basis and raw materials are valued on a moving average cost basis. Typically, upon shipment or upon implant of a medical device on consignment, revenue is recognized, and the related inventory costs are expensed as cost of products. Cost of products also includes, as applicable, lower of cost or net realizable value of write-downs and impairments for products not deemed to be recoverable and, as incurred, idle facility expense, excessive spoilage, extra freight, and re-handling costs.
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
We regularly evaluate our inventory to determine if the costs are appropriately recorded at the lower of cost or net realizable value. We also evaluate our inventory for costs not deemed to be recoverable, including inventory not expected to ship prior to its expiration. Lower of cost or net realizable value write-downs are recorded if the book value exceeds the estimated net realizable value of the inventory, based on recent sales prices at the time of the evaluation. Impairment write-downs are recorded based on the book value of inventory deemed to be impaired. Actual results may differ from these estimates. Write-downs of inventory are expensed as cost of products, and these write-downs are permanent impairments that create a new cost basis, which cannot be restored to its previous levels if our estimates change.
We recorded write-downs to our inventory totaling $4.0 million, $4.8 million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. The 2022 and 2021 write-downs were primarily related to aortic stent grafts inventory and On-X ascending aortic prosthesis (“AAP”) inventory. The 2020 write-down was primarily related to aortic stent grafts inventory, On-X AAP inventory, and BioGlue inventory not expected to ship prior to the expiration date.

Deferred Preservation Costs, net
Deferred preservation costs include costs of cardiac and vascular tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By federal law, human tissues cannot be bought or sold; therefore, the tissues we preserve are not held as inventory. The costs we incur to procure and process cardiac and vascular tissues are instead accumulated and deferred. Deferred preservation costs are stated at the lower of cost or net realizable value on a first-in, first-out basis and are deferred until revenue is recognized. Upon shipment of tissue to an implanting facility, revenue is recognized, and the related deferred preservation costs are expensed as cost of preservation services. Cost of preservation services also includes, as applicable, lower of cost or net realizable value write-downs and impairments for tissues not deemed to be recoverable, and includes, as incurred, idle facility expense, excessive spoilage, extra freight, and re-handling costs.
The calculation of deferred preservation costs involves judgment and complexity and uses the same principles as inventory costing. Donated human tissue is procured from deceased human donors by organ and tissue procurement organizations (“OPOs”) and tissue banks that provide the tissue to us for processing, preservation, and distribution. Deferred preservation costs consist primarily of the procurement fees charged by the OPOs and tissue banks, direct labor and materials (including salary and fringe benefits, laboratory supplies and expenses, and freight-in charges), and indirect costs (including allocations of costs from support departments and facility allocations). Fixed production overhead costs are allocated based on actual tissue processing levels, to the extent that they are within the range of the facility’s normal capacity.
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
We regularly evaluate our deferred preservation costs to determine if the costs are appropriately recorded at the lower of cost or net realizable value. We also evaluate our deferred preservation costs for costs not deemed to be recoverable, including tissues not expected to ship prior to the expiration date of their packaging. Lower of cost or net realizable value write-downs are recorded if the tissue processing costs incurred exceed the estimated market value of the tissue services, based on recent average service fees at the time of the evaluation. Impairment write-downs are recorded based on the book value of tissues deemed to be impaired. Actual results may differ from these estimates. Write-downs of deferred preservation costs are expensed as cost of preservation services, and these write-downs are permanent impairments that create a new cost basis, which cannot be restored to its previous levels if our estimates change.
We recorded write-downs to our deferred preservation costs totaling $369,000, $575,000, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively, primarily due to tissues not expected to ship prior to the expiration date of the packaging. In addition, write-offs during the year ended December 31, 2020 included $826,000 of non-conforming tissues resulting from contaminated saline solution.
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

Property and equipment, net balance for the years ended December 31 was as follows (in thousands):

	2022	2021
Equipment and software	$72,480	$73,820
Leasehold improvements	47,384	39,175
Furniture and fixtures	7,148	6,668
Total property and equipment	127,012	119,663
Less accumulated depreciation and amortization	(88,338)	(82,142)
Property and equipment, net	$38,674	$37,521
Depreciation expense for the years ended December 31 was as follows (in thousands):

	2022	2021	2020
Depreciation expense	$7,132	$7,157	$6,948
Goodwill and Other Intangible Assets
Our intangible assets consist of goodwill, acquired technology, customer lists and relationships, patents, trademarks, and other intangible assets, as discussed in Note 7. Our goodwill is attributable to a segment or segments of our business, as appropriate, as the related acquired business that generated the goodwill is integrated into our operations. Upon divestiture of a component of our business, the goodwill related to the segment is allocated to the divested business using the relative fair value allocation method.
We evaluate our goodwill and other indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of October 31, 2022 and 2021, our indefinite lived intangible assets consisted of goodwill, in-process research and development, acquired procurement contracts and agreements, and trademarks. We performed a valuation analysis of our indefinite lived intangible assets as of October 31, 2022 and determined that the fair value of the assets and the fair value of the segment more likely than not exceeded their associated carrying values and were, therefore, not impaired.
Our definite lived intangible assets consist of acquired technologies, customer lists and relationships, distribution and manufacturing rights and know-how, patents, and other intangible assets. We amortize our definite lived intangible assets over their expected useful lives using the straight-line method, which we believe approximates the period of economic benefits of the related assets. Our indefinite lived intangible assets do not amortize but are instead subject to periodic impairment testing as discussed in “Impairments of Long-Lived Assets and Indefinite Lived Intangible Assets” below.
Impairments of Long and Indefinite Lived Intangible Assets
Long-Lived Assets
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
If we determine that an impairment review is necessary, we will evaluate the assets or asset groups by comparing their carrying values to the sum of the undiscounted future cash flows expected to result from their use and eventual disposition. If the carrying values exceed the future cash flows, then the asset or asset group is considered impaired, and we will write down the value of the asset or asset group to its concluded fair value. For the years ended December 31, 2022, 2021, and 2020 we did not record an impairment of our long-lived assets as there were no indicators of impairment or the sum of the undiscounted future cash flows exceeded the carrying value of the long-lived asset (asset group).

Accrued Procurement Fees
Donated tissue is procured from deceased human donors by OPOs and tissue banks that provide the tissue to us for processing, preservation, and distribution. We reimburse the OPOs and tissue banks for their costs to recover the tissue and include these costs as part of deferred preservation costs, as discussed above. We accrue estimated procurement fees due to the OPOs and tissue banks at the time tissues are received based on contractual agreements between us and the OPOs and tissue banks.
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
We account for business combinations using the acquisition method. Under this method, the allocation of the purchase price is based on the fair value of the tangible and identifiable intangible assets acquired and the liabilities assumed as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets is recorded as goodwill. The identifiable intangible assets typically consist of developed technology, customer relationships, and in-process research and development costs. Transaction costs related to business combinations are expensed as incurred. In-process research and development acquired as part of a business combination is accounted for as an indefinite-lived intangible asset until the related research and development project gains regulatory approval or is discontinued.
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
New Accounting Pronouncements
Recently Adopted
In March 2020 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform Topic 848 (“ASC 848”). The amendments in this ASU were put forth in response to the market transition from the LIBOR and other interbank offered rates to alternative reference rates. US GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. The standard provides this temporary election through December 31, 2022 and cannot be applied to contract modifications that occur after December 31, 2022. In January 2021 the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The objective of the new reference rate reform standard is to clarify the scope of Topic 848 and provide explicit guidance to help companies applying optional expedients and exceptions. We adopted ASU 2020-04 and ASU 2021-01 on a prospective basis in fiscal year 2022. The adoption of ASU 2020-04 and ASU 2021-01 did not have a material impact on our financial condition or results of operations.

In August 2020 the FASB issued ASU Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by eliminating two accounting models (i.e., the cash conversion model and beneficial conversion feature model) and reducing the number of embedded conversion features that could be recognized separately from the host contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. On January 1, 2021 we adopted ASU 2020-06 using the modified retrospective approach and recorded $20.4 million to increase long-term debt, $3.2 million to reduce retained earnings, and $16.4 million to reduce additional paid-in capital included on the Consolidated Balance Sheets. See Note 10 for further discussion of convertible debt.
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
2. Sale of PerClot
Overview
On July 28, 2021 we entered into an asset purchase agreement and other ancillary agreements related to the sale of PerClot to Baxter and an agreement to terminate all of our material agreements with Starch Medical, Inc. (“SMI”) related to PerClot (collectively the “Baxter Transaction”). Under the terms of the Baxter Transaction, Baxter would pay an aggregate of up to $60.8 million in consideration (we would receive up to $45.8 million and SMI would receive up to $15.0 million), consisting of (i) $25.0 million at closing, of which $6.0 million was paid to SMI; (ii) up to $25.0 million upon our receipt of Premarket Approval (“PMA”) from the US Food and Drug Administration (the “FDA”) for PerClot and our transfer of the PMA to Baxter, of which up to $6.0 million is payable to SMI, subject to certain reductions if PMA approval is delayed beyond December 31, 2022; and (iii) up to $10.0 million upon Baxter’s achievement of certain cumulative worldwide net sales of PerClot prior to December 31, 2026 and December 31, 2027, of which up to $3.0 million is payable to SMI. In addition, at the conclusion of our manufacturing and supply services for Baxter, Baxter will pay $780,000 upon the transfer of our PerClot manufacturing equipment. Under the terms of the Baxter Transaction, we will continue to provide to Baxter certain transition, manufacturing, and supply services relating to the sale of SMI PerClot outside of the US and manufacture and supply of PerClot to Baxter post PMA approval.
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
Accounting for the Transaction
As part of the acquisition, we may be required to pay additional consideration in cash and equity up to $120.0 million to the former shareholders of Ascyrus upon the achievement of certain milestones and the sales-based additional earnout described above. On September 2, 2020 the fair value of the total potential purchase consideration of $200.0 million included the total purchase consideration, as well as the contingent consideration liability discussed below. Our allocation of the purchase consideration was allocated to Ascyrus’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of September 2, 2020.
The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 5. We used a discount rate of approximately 12% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of December 31, 2022. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Consolidated Statements of Operations and Comprehensive Loss. Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We performed an assessment of the fair value of the contingent consideration and recorded $9.0 million and $9.5 million in fair value reductions for the years ended December 31, 2022 and 2021, respectively, in General, administrative, and marketing expenses on the Consolidated Statements of Operations and Comprehensive Loss, as a result of this assessment.
In December 2021 the FDA approved our IDE application for AMDS. Upon the approval, we funded a cash payment of $10.0 million and issued $10.0 million in shares of Artivion common stock pursuant to the Ascyrus Agreement. The contingent consideration liability of $40.4 million and $49.4 million is included in Other long-term liabilities as of December 31, 2022 and 2021, respectively, in the Consolidated Balance Sheets.

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
Variable Interest Entity
We consolidate the results of a variable interest entity ("VIE") when it is determined that we are the primary beneficiary. Based on our initial evaluation of Endospan and the related agreements with Endospan, we determined that Endospan is a VIE. Although the arrangement with Endospan resulted in our holding a variable interest, it did not empower us to direct those activities of Endospan that most significantly impact the VIE economic performance. Therefore, we are not the primary beneficiary, and we have not consolidated Endospan into our financial results. Our payments to Endospan in September 2019 totaled $15.0 million which included a $9.0 million distribution fee, a $1.0 million securities purchase option, and $5.0 million for the first tranche of the Endospan Loan. An additional $5.0 million was funded as part of the second tranche payment described above. We evaluated Endospan for VIE classification as of December 31, 2022 and determined that Endospan meets the criteria of a non-consolidating VIE. Our payments to date, including any loans, guarantees, and other subordinated financial support related to this VIE, totaled $20.0 million as of December 31, 2022, representing our maximum exposure to loss, and were not individually significant to our consolidated financial statements.
Valuation
The agreements with Endospan were entered into concurrently and had certain terms that are interrelated. In our evaluation of the initial relative fair value of each of the Endospan agreements to determine the amount to record, we utilized discounted cash flows to estimate the fair market value for the Endospan Loan and for the Endospan Distribution Agreement. We estimated the fair value of the Endospan Option utilizing the Monte Carlo simulation. Inputs in our valuation of the Endospan agreements included cash payments and anticipated payments based on the executed agreements with Endospan, projected discounted cash flows in connection with the Endospan transaction, our expected internal rate of return and discount rates, and our assessed probability and timing of receipt of certification of certain approvals and milestones in obtaining FDA approval. Based on the initial fair value of the Endospan Loan and the relative fair values of the Endospan Distribution Agreement and Endospan Option Agreement, we recorded the Endospan Loan value of $358,000 in Other long-term assets in the Consolidated Balance Sheets as of December 31, 2019. The value of the Endospan Distribution Agreement of $3.5 million and $5.5 million was included in Other Intangibles, net in the Consolidated Balance Sheets as of December 31, 2022, and 2021, respectively.

In the fourth quarter of December 31, 2021 we fully impaired the value of the Endospan Option primarily driven by a decrease in forecasted operating results. We recorded $4.9 million impairment expense included in General, administrative, and marketing expense on the Consolidated Statements of Operations and Comprehensive Loss as of December 31, 2021.
We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics, and adjust the amount recorded to its current fair market value at each reporting period. We performed an assessment of the fair value of the Endospan Loan and determined that the loan fair value decreased and had no value as of December 31, 2022 and 2021. As a result of the fair value adjustment, we recorded an expense of $409,000 in Other Expense on the Consolidated Statements of Operations and Comprehensive Loss as of December 31, 2021.
5. Financial Instruments
A summary of financial instruments measured at fair value was as follows (in thousands):

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,098	$—	$—	$10,098
Total assets	$10,098	$—	$—	$10,098

Long-term liabilities:
Contingent consideration	—	—	(40,400)	(40,400)
Total liabilities	$—	$—	$(40,400)	$(40,400)

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,015	$—	$—	$10,015
Total assets	$10,015	$—	$—	$10,015

Long-term liabilities:
Contingent consideration	—	—	(49,400)	(49,400)
Total liabilities	$—	$—	$(49,400)	$(49,400)
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds. The estimated market value of all cash equivalents is equal to cost basis as there were no gross realized gains or losses on cash equivalents for the years ended December 31, 2022, 2021, and 2020.
The fair value of the contingent consideration component of the Ascyrus acquisition was updated using Level 3 inputs. See Note 3 for further discussion of the Ascyrus acquisition. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$(49,400)
Change in valuation	9,000
Balance as of December 31, 2022	$(40,400)

6. Inventories and Deferred Preservation Costs, net
Inventories, net at December 31, 2022 and 2021 were comprised of the following (in thousands):

	2022	2021
Raw materials and supplies	$36,715	$35,780
Work-in-process	10,476	9,712
Finished goods	27,287	31,479
Total inventories, net	$74,478	$76,971
Deferred preservation costs, net at December 31, 2022 and 2021 were comprised of the following (in thousands):

	2022	2021
Cardiac tissues	$21,799	$20,591
Vascular tissues	24,572	22,272
Total deferred preservation costs, net	$46,371	$42,863
To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves, aortic stent grafts, and AMDS products at international hospital locations. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of December 31, 2022 we had $12.7 million in consignment inventory, with approximately 41% in domestic locations and 59% in foreign locations. As of December 31, 2021 we had $12.9 million in consignment inventory, with approximately 43% in domestic locations and 57% in foreign locations.
Inventory and deferred preservation costs obsolescence reserves were $2.2 million and $3.2 million as of December 31, 2022 and 2021, respectively.
7. Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
As of December 31, 2022 and 2021 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	2022	2021
Goodwill	$243,631	$250,000
In-process R&D	2,080	2,208
Procurement contracts and agreements	2,013	2,013
Trademarks	—	66
We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We evaluate our goodwill and indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. We did not record any impairment of indefinite lived intangible assets, including goodwill, during the twelve months ended December 31, 2022, 2021, and 2020. In-process research and development, procurement contracts and agreements are included in Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2022 and 2021.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.

As of December 31, 2022 and 2021 the value of our goodwill, all of which was related to our Medical Devices segment, was as follows (in thousands):

	Medical Devices Segment
	2022	2021
Balance as of January 1,	$250,000	$260,061
Ascyrus acquisition	—	(942)
Foreign currency translation	(6,369)	(9,119)
Balance as of December 31,	$243,631	$250,000
Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. As of December 31, 2022 and 2021 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands, except weighted average useful life):

December 31, 2022	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$198,420	$47,157	$151,263	18.2
Other intangibles:
Customer lists and relationships	31,030	11,100	19,930	20.5
Distribution and manufacturing rights and know-how	9,274	5,796	3,478	5.0
Patents	4,246	3,180	1,066	17.0
Other	5,360	2,543	2,817	4.4
Total other intangibles	$49,910	$22,619	$27,291	10.3

December 31, 2021	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$213,626	$46,632	$166,994	17.7
Other intangibles:
Customer lists and relationships	31,148	9,618	21,530	20.5
Distribution and manufacturing rights and know-how	9,847	4,308	5,539	5.0
Patents	4,083	3,144	939	17.0
Other	3,969	1,762	2,207	4.4
Total other intangibles	$49,047	$18,832	$30,215	10.6
Amortization Expense
Amortization expense recorded in General, administrative, and marketing expenses on our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31 was as follows (in thousands):

	2022	2021	2020
Amortization expense	$15,310	$16,820	$13,764

As of December 31, 2022 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	2023	2024	2025	2026	2027	Total
Amortization expense	$14,935	$14,577	$12,680	$12,458	$12,360	$67,010
8. Income Taxes
Income Tax Expense
Loss before income taxes consisted of the following (in thousands):

	2022	2021	2020
Domestic	$(13,798)	$(10,263)	$(11,443)
Foreign	(1,186)	(4,564)	(5,731)
Loss before income taxes	$(14,984)	$(14,827)	$(17,174)
Income tax expense (benefit) consisted of the following (in thousands):

	2022	2021	2020
Current:
Federal	$1,606	$1,896	$(2,460)
State	367	551	445
Foreign	3,120	3,391	707
	5,093	5,838	(1,308)
Deferred:
Federal	$236	$(2,801)	$1,721
State	234	(307)	384
Foreign	(1,355)	(2,723)	(1,289)
	(885)	(5,831)	816
Income tax expense (benefit)	$4,208	$7	$(492)

Our income tax expense (benefit) in 2022, 2021, and 2020 included our federal, state, and foreign tax obligations. Our effective income tax rate was a tax expense of 28% for the year ended December 31, 2022. Our effective income tax rate was break-even for the year ended December 31, 2021. Our effective income tax rate was a tax benefit of 3% for the year ended December 31, 2020.

Our income tax rate for the year ended December 31, 2022 was primarily affected by an increase in the valuation allowance on current year items, nondeductible executive compensation expenses, and uncertain tax position expenses, partially offset by the research and development tax credit. Our income tax rate for the year ended December 31, 2021 was primarily affected by an increase in the valuation allowance on current year items, foreign expense items, nondeductible executive compensation expenses, and the recording of a tax reserve on prior year items, partially offset by the reduction of a valuation allowance on prior year items, the research and development tax credit, and releases of uncertain tax position liabilities. Our income tax rate for the year ended December 31, 2020 was primarily affected by changes in our uncertain tax position liabilities, research and development tax credits, and state income taxes, net of federal benefits, partially offset by an increase in the valuation allowance on current year items.

The income tax benefit amounts differ from the amounts computed by applying the US federal statutory income tax rate of 21% for the years ended December 31, 2022, 2021, and 2020 to pretax income as a result of the following (in thousands):

	2022	2021	2020
Tax benefit at statutory rate	$(3,147)	$(3,114)	$(3,606)

Increase (reduction) in income taxes resulting from:
Valuation allowance change	4,779	1,566	3,952
Nondeductible executive compensation	878	1,075	580
Net change in uncertain tax positions	527	762	(1,115)
State income taxes, net of federal benefit	484	73	(455)
Equity compensation	472	(477)	(204)
Foreign income taxes	415	1,138	378
Provision to return adjustments	336	63	531
Foreign interest disallowance	151	307	298
Nondeductible entertainment expenses	117	65	94
Foreign deferred items	(112)	53	(63)
Research and development credit	(961)	(959)	(457)
Other	269	(545)	(425)
Total income tax expense (benefit)	$4,208	$7	$(492)

Deferred Taxes
We generate deferred tax assets primarily as a result of finance and operating leases, net operating losses, excess interest carryforward, accrued compensation, stock compensation, and capital leases. Our deferred tax liabilities are primarily comprised of intangible assets acquired in previous years, finance and operating leases, unrealized gains and losses, and capital leases.
The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2022	2021
Deferred tax assets:
Finance and operating leases	$12,581	$13,762
Loss carryforwards	9,660	6,649
Excess interest carryforward	5,559	3,547
Stock compensation	2,463	2,007
Accrued expenses	1,734	2,088
Deferred compensation	1,317	1,535
Property	1,310	1,356
Inventory and deferred preservation costs write-downs	764	397
Credit carryforwards	503	601
Other	4,283	3,770
Less valuation allowance	(17,942)	(13,282)
Total deferred tax assets, net	22,232	22,430

	2022	2021
Deferred tax liabilities:
Inventory and deferred preservation costs write-downs	—	(105)
Prepaid items	(323)	(395)
Debt costs	(818)	(1,024)
Unrealized gains and losses	(6,624)	(4,088)
Finance and operating leases	(12,217)	(13,404)
Intangible assets	(24,601)	(29,086)
Other	(834)	(770)
Total deferred tax liabilities	(45,417)	(48,872)

Total deferred tax liabilities, net	$(23,185)	$(26,442)
As of December 31, 2022 and 2021 we maintained a net deferred tax liability of $23.2 million and $26.4 million, respectively. As of December 31, 2022 and 2021 we maintained valuation allowances against our deferred tax assets of $17.9 million and $13.3 million, respectively, primarily related to net operating loss carryforwards and disallowed excess interest carryforwards.
As of December 31, 2022 we had approximately $1.6 million of federal net operating loss carryforwards related to the acquisitions of Cardiogenesis and Hemosphere that we anticipate partially utilizing before expiration, approximately $2.5 million of state net operating loss carryforwards that will begin to expire in 2023, approximately $5.6 million of foreign net operating loss carryforwards that will begin to expire in 2025, and approximately $483,000 in research and development tax credit carryforwards that will begin to expire in 2030, and approximately $93,000 in credits from other jurisdictions that mostly expire in 2027.

As of December 31, 2022 we had a deferred tax asset of $5.6 million of disallowed interest expense deduction carryforwards as a result of the interest deductibility rule imposed by the “Tax Cuts and Jobs Act” of 2017 (“Tax Act”), and later modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This deferred tax asset can be carried forward indefinitely. This rule disallows interest expense to the extent it exceeds 30% of adjusted taxable income, modified to be 50% in 2021 by the CARES Act. For the years ended December 31, 2022 and 2021 our interest deduction was limited to $8.1 million and $11.7 million, respectively.
During the twelve months ended December 31, 2021 we corrected certain immaterial prior year errors primarily related to the release of a valuation allowance, reduction of income taxes payable, and an increase in the tax reserve. On correcting the errors, we recorded an income tax benefit of $2.1 million.
We believe that the realizability of our acquired net operating loss carryforwards will be limited in future periods due to a change in control of our former subsidiaries Hemosphere, Inc. (“Hemosphere”) and Cardiogenesis Corporation (“Cardiogenesis”), as mandated by Section 382 of the Internal Revenue Code of 1986, as amended. We believe that our acquisitions of these companies each constituted a change in control as defined in Section 382 and that, prior to our acquisition, Hemosphere had experienced other equity ownership changes that should be considered such a change in control. The deferred tax assets recorded on our Consolidated Balance Sheets exclude amounts that we expect will not be realizable due to changes in control. A portion of the acquired net operating loss carryforwards is related to state income taxes for which we believe it is more likely than not that some will not be realized. Therefore, we recorded a valuation allowance against these state net operating loss carryforwards. In addition, during the year, the realizability of a portion of our net operating loss carryforwards and other deferred tax assets was limited. We recorded a valuation allowance against these deferred tax assets.
Reinvestment of Unremitted Earnings
We intend to reinvest substantially all of the unremitted earnings of our non-US subsidiaries to fund working capital, strategic investments, and debt repayment and postpone their remittance indefinitely. Accordingly, no provision for state and local taxes or foreign withholding taxes was recorded on these unremitted earnings in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company is permanently reinvested with respect to the outside basis differences in its significant non-US subsidiaries. As of December 31, 2022 we had a deferred tax liability of zero for the tax effects of this outside basis difference in its Consolidated Statements of Operations and Comprehensive Loss.
Uncertain Tax Positions
A reconciliation of the beginning and ending balances of our uncertain tax position liability, excluding interest and penalties, was as follows (in thousands):

	2022	2021	2020
Beginning balance	$4,089	$2,574	$3,523
Increases related to current year tax positions	847	1,661	473
Increases related to prior year tax positions	20	386	420
Decreases related to prior year tax positions	(103)	(170)	(238)
(Decreases) increases for foreign exchange differences	(145)	(121)	99
Decreases due to the lapsing of statutes of limitations	(200)	(241)	(1,703)
Ending balance	$4,508	$4,089	$2,574
We recorded non-current liabilities of $358,000 and $220,000 related to interest and penalties on uncertain tax positions on our Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively. We included expense of $145,000 for December 31, 2022, and income of $35,000 and $180,000 for December 31, 2021 and 2020, respectively, for interest and penalties related to unrecognized tax benefits in our Consolidated Statements of Operations and Comprehensive Loss.
As of December 31, 2022 our uncertain tax liability of $4.9 million, including interest and penalties, was recorded as a reduction to deferred tax assets of $100,000, and a non-current liability of $4.8 million on our Consolidated Balance Sheets. The amount of uncertain tax liabilities that are expected to affect our tax rate if recognized were $3.6 million, $3.2 million, and $2.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2021 our total uncertain tax liability, including interest and penalties of $4.3 million, was recorded as a reduction to deferred tax assets of $300,000 and as a non-current liability of $4.0 million on our Consolidated Balance Sheets.

We believe it is reasonably possible that approximately $112,000 of our uncertain tax liability will be recognized in 2023 due to the lapsing of various federal and state and foreign statutes of limitations, of which substantially all would affect the tax rate.
Other
Our tax years 2019 and forward generally remain open to examination by the major taxing jurisdictions to which we are subject. However, certain returns from years prior to 2019, in which net operating losses and tax credits have arisen, are still open for examination by the tax authorities.
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
Information related to leases included in the Consolidated Balance Sheets was as follows (in thousands, except lease term and discount rate):

Operating leases:	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$56,061	$58,097
Accumulated amortization	(14,202)	(12,383)
Operating lease right-of-use assets, net	$41,859	$45,714

Current maturities of operating leases	$3,308	$3,149
Non-current maturities of operating leases	41,257	44,869
Total operating lease liabilities	$44,565	$48,018

Finance leases:
Property and equipment, at cost	$6,408	$6,759
Accumulated amortization	(2,498)	(2,105)
Property and equipment, net	$3,910	$4,654

Current maturities of finance leases	$513	$528
Non-current maturities of finance leases	3,644	4,374
Total finance lease liabilities	$4,157	$4,902

Weighted average remaining lease term (in years):
Operating leases	11.9	12.5
Finance leases	7.8	8.8

Weighted average discount rate:
Operating leases	5.9%	5.8%
Finance leases	2.1%	2.0%

Current maturities of finance leases are included as a component of Other current liabilities on our Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, administrative, and marketing expenses on our Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	December 31, 2022	December 31, 2021
Amortization of property and equipment	$518	$596
Interest expense on finance leases	89	110
Total finance lease expense	607	706
Operating lease expense[a]	7,432	7,521
Sublease income	(306)	(399)
Total lease expense	$7,733	$7,828
______________________
aTotal rental expense for operating leases was $7.1 million in 2020.
A summary of our cash flow information related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows for operating leases	$6,927	$6,061
Financing cash flows for finance leases	507	557
Operating cash flows for finance leases	90	105
Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance Leases	Operating Leases
2023	$583	$5,898
2024	595	5,629
2025	574	5,445
2026	555	4,912
2027	550	4,794
Thereafter	1,637	36,955
Total minimum lease payments	$4,494	$63,633
Less amount representing interest	(337)	(19,068)
Present value of net minimum lease payments	4,157	44,565
Less current maturities	(513)	(3,308)
Lease obligations, less current maturities	$3,644	$41,257
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
On April 29, 2020 we entered into an amendment to our Credit Agreement. As part of the amendment, we obtained a waiver of our maximum first lien net leverage ratio covenant through the end of 2020. In addition, the amendment to our Credit Agreement provides that EBITDA, for covenant testing purposes, in each quarter of 2020 will be deemed equal to a fixed value equal to our bank covenant EBITDA in the fourth quarter of 2019 when our first lien net leverage was 3.4x. As a result of these changes, we are subject to a new minimum liquidity covenant. We are also subject to restrictions on certain payments, including cash dividends. We are required to maintain a minimum liquidity of at least $12.0 million as of the last day of any month in 2020, and as of the last day of any quarter through the third quarter of 2021 when our Revolving Credit Facility is drawn in excess of 25% (or $7.5 million) of the amount available as of the last day of any fiscal quarter during that period. Beginning in 2021, if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable. We are in compliance with our debt covenants as of December 31, 2022.

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
On December 19, 2022 in accordance with adopting ASU 2020-04 and 2021-01, we entered into an amendment to our Credit Agreement to replace the LIBOR based benchmark interest rate with the Secured Overnight Financing Rate (“SOFR”) based benchmark interest rate for our Term Loan Facility and our Revolving Credit Facility. Based on historical analysis of the differences between the benchmark rates, SOFR is adjusted to arrive at a Term SOFR rate that serves as the replacement base rate for LIBOR under our amended credit facilities. Under this amendment, at the maturity of our existing LIBOR-based loan on December 30, 2022, the interest rate at the repricing of our Term Loan Facility was calculated as Term SOFR plus a fixed percentage credit spread of 3.50%. The loan under the Revolving Credit Facility bears interest at Term SOFR plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. As of December 31, 2022 the aggregate interest rate of the Credit Agreement was 8.34% per annum.
Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Consolidated Balance Sheets as of December 31, 2022. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of December 31, 2022 was approximately $87.6 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes approximately $4.9 million for the aggregate of the contractual coupon interest and the amortization of the debt issuance costs during the twelve months ended December 31, 2022 and 2021. The interest expense recognized on the Convertible Senior Notes includes approximately $4.2 million for the aggregate of the contractual coupon interest, the accretion of the debt discount, and the amortization of the debt issuance costs for the twelve months ended December 31, 2020. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. As of December 31, 2022 there were $1.9 million of unamortized debt issuance costs related to convertible senior notes.

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
We cannot redeem the Convertible Senior Notes before July 5, 2023. We can redeem them on or after July 5, 2023, in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of our other securities. As of December 31, 2022 and 2021 we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes.
Government Supported Bank Debt
In June 2015 JOTEC obtained two loans from Sparkasse Zollernalb, which are government sponsored by the Kreditanstalt für Wiederaufbau Bank (KFW). Both KFW loans have a term of nine years and the interest rates are 2.45% and 1.40%.
The short-term and long-term balances of our term loans were as follows (in thousands):

	As of December 31,
	2022	2021
Term loan balance	$213,750	$216,000
Convertible senior notes	100,000	100,000
2.45% Sparkasse Zollernalb (KFW Loan 1)	296	566
1.40% Sparkasse Zollernalb (KFW Loan 2)	733	1,061
Total loan balance	314,779	317,627
Less unamortized loan origination costs	(6,672)	(8,504)
Net borrowings	308,107	309,123
Less short-term loan balance, net	(1,608)	(1,630)
Long-term loan balance, net	$306,499	$307,493
At December 31, 2022 the aggregate maturities of long-term debt for the next five years are as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Maturities	$2,754	$2,576	$102,450	$2,250	$204,749	$—	$314,779
Our aggregate maturity schedule is subject to change due to a provision within the Credit Agreement that requires us to make annual prepayments based on an excess cash flow calculation.

Interest Expense
Total interest expense was $18.2 million, $16.9 million, and $16.7 million in 2022, 2021, and 2020, respectively. Interest expense includes interest on debt and uncertain tax positions in all periods.
11. Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Consolidated Financial Statements as of December 31, 2022 and 2021 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
Employment Agreements
The employment agreement of our Chairman, President, and Chief Executive Officer (“CEO”), Mr. J. Patrick Mackin, provides for a severance payment, which would become payable upon the occurrence of certain employment termination events, including termination by us without cause.
PROACT Xa Clinical Trial Termination
On September 23, 2022 we announced that we were stopping the PROACT Xa clinical trial as recommended by the trial's independent Data and Safety Monitoring Board. The PROACT Xa clinical trial was a prospective, randomized, trial designed to determine if patients with On-X mechanical aortic valves could be maintained safely and effectively on apixaban rather than on warfarin. As a result of PROACT Xa's early termination, we recorded $4.5 million of termination and wind-down expenses that are included in Research and development operating expenses on the Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2022. The majority of these costs include administrative costs, that we paid during the fourth quarter of 2022 and anticipate paying during the first quarter of 2023, as well as the estimated cost of clinical drugs purchased for patients participating in the study that are not expected to be recovered.
12. Employee Benefit Plans
401(k) Plan
We have a 401(k) savings plan (“401(k) Plan”) providing retirement benefits to all US employees who have completed at least three months of service. We made matching contributions of each participant's contribution up to 4.0% of each participant’s salary in 2022, 2021 and 2020. Our contributions approximated $2.6 million, $2.1 million, and $1.9 million for the years ended 2022, 2021, and 2020, respectively. We may make discretionary contributions to the 401(k) Plan; however, no discretionary contributions were made in any of the past three years.
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

Our deferred compensation liabilities are recorded as a component of Other current liabilities and long-term Deferred compensation liabilities, as appropriate, on the Consolidated Balance Sheets based on the anticipated distribution dates. We recorded $5.5 million in Long-term liabilities as of December 31, 2022 in the Consolidated Balance Sheets. We recorded $378,000 in Other current liabilities and $6.0 million in Long-term liabilities as of December 31, 2021 in the Consolidated Balance Sheets. The cash surrender value of COLI recorded in Other long-term assets on the Consolidated Balance Sheets was $5.5 million and $6.6 million as of December 31, 2022 and 2021, respectively. Changes in the value of participant accounts and changes in the cash surrender value of COLI are recorded as part of our operating expenses and are subject to our normal allocation of expenses to inventory and deferred preservation costs.
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
•CardioGenesis Cardiac Laser Console Trials and Sales – CardioGenesis cardiac trialed laser consoles are delivered under separate agreements.
For the years ended December 31, 2022, 2021, and 2020 the sources of revenue were as follows (in thousands):

	2022	2021	2020
Domestic hospitals	$158,129	$150,301	$137,810
International hospitals	105,072	106,639	80,524
International distributors	47,604	41,046	34,429
CardioGenesis cardiac laser therapy	2,984	850	464
Total sources of revenue	$313,789	$298,836	$253,227
Also see segment and geographic disclosure in Note 16 below.
14. Stock Compensation
Overview
We are currently authorized to grant and have available for grant the following number of shares under our stock plans as of December 31, 2022 and 2021:

	Authorized Shares	Available for Grant
Plan		2022	2021
1996 Discounted Employee Stock Purchase Plan, as amended	2,900,000	967,000	63,000
2020 Equity and Cash Incentive Plan	4,105,000	999,000	3,310,000
Total	7,005,000	1,966,000	3,373,000
During 2020 the Shareholders approved a new 2020 Equity and Cash Incentive Plan (“ECIP”) and funded it with 2.7 million of newly issuable shares. On August 11, 2020 4.1 million shares were registered under the 2020 ECIP, consisting of the newly issuable shares as well as 1.4 million of the shares that remained available for grant under the 2009 ECIP as of that date.

Stock Awards
In 2022 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and Company officers, which, counting PSUs at target levels, together totaled 871,000 shares and had an aggregate grant date market value of $13.5 million. Two types of PSUs were granted in 2022, an annual grant with a one-year performance period (“Annual PSU”) and a special LTIP PSU grant (the “2022 LTIP PSU”) with a one-year performance period. If the highest performance threshold was met, the Annual PSU granted in 2022 represented the right to receive up to 150% of the target number of shares of common stock. The performance component of the Annual PSU granted in 2022 was based on attaining specified levels of revenue growth and specified levels of EBITDA, as defined in the PSU grant documents, for the 2022 calendar year. The Annual PSU granted in 2022 earned approximately 51% of the target number of shares and subsequently modified on February 13, 2023 to earn approximately 89% of the target number of shares. If the highest performance threshold was met, the Special 2022 LITP PSU grant represented a right to receive up to 200% of the target number of shares of common stock. The 2022 LTIP PSU grant earned approximately 140% of target number of shares.
During 2019, the Committee authorized, and we granted, an LTIP PSU (the "Original LTIP"), which has multiple performance periods over a five-year period. If the highest performance thresholds were met, the Original LTIP represents the right to receive up to 288%, and up to 192% for a certain key executive, of the target number of shares of common stock. The performance component of the Original LTIP was based on attaining specified levels of adjusted revenue growth and gross margin, as defined in the Original LTIP grant document, for the years 2019 through 2023. During 2020 we determined that the threshold performance under the first performance period (2019 through 2021) of the Original LTIP was unlikely to be achieved which resulted in a reversal of $1.9 million in expense in the fourth quarter of 2020. During 2022, the second performance period of the Original LTIP earned approximately 136% and 108% to a certain key executive of target number of shares of common stock.
In 2021 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees, RSAs to non-employee Directors, and RSAs and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 500,000 shares and had an aggregate grant date market value of $12.6 million. Two types of PSUs were granted in 2021, an Annual PSU and a special LTIP PSU (the "2021 LTIP PSU"), each with a one-year performance period. If the highest performance threshold was met, the Annual PSU granted in 2021 represented the right to receive up to 150% of the target number of shares of common stock. The performance component of the Annual PSU granted in 2021 was based on attaining specified levels of revenue growth and certain non-financial metrics, as defined in the PSU grant documents, for the 2021 calendar year. The Annual PSU granted in 2021 earned approximately 110% of the target number of shares. If the highest performance threshold was met, the 2021 LTIP PSU grant in 2021 represented a right to receive up to 200% of the target number of shares of common stock. The 2021 LTIP PSU grant earned approximately 118% of target number of shares.
In 2020 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees, RSAs to non-employee Directors, and RSAs and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 335,000 shares and had an aggregate grant date market value of $8.3 million. If the highest performance threshold was met, the PSU granted in 2020 represented the right to receive up to 150% of the target number of shares of common stock. The performance component of the PSU awards granted in 2020 was based on attaining specified levels of EBITDA, as defined in the PSU grant documents, for the 2020 calendar year. Our actual 2020 EBITDA performance was below the threshold required for any payouts under the 2020 PSU plan which resulted in a $1.1 million reversal of expense in the fourth quarter of 2020. In February 2021 the Committee used structured discretion to determine that the 2020 PSUs were earned and should be paid out at 100% of target resulting in a modification of the award which resulted in $1.3 million of compensation expense during the twelve months ended December 31, 2021 related to these performance awards. This modification resulted in a forfeiture and a subsequent grant of 70,000 PSU shares during the twelve months ended December 31, 2021.

A summary of stock grant activity for the years ended December 31, 2022, 2021, and 2020 for RSAs, RSUs, and PSUs, based on the target number of shares, was as follows:

RSAs	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	243,000	$23.30
Granted	123,000	24.70
Vested	(108,000)	20.66
Unvested at December 31, 2020	258,000	25.08
Granted	140,000	25.68
Vested	(130,000)	22.40
Forfeited	(33,000)	27.39
Unvested at December 31, 2021	235,000	26.59
Granted	64,000	17.91
Vested	(89,000)	28.60
Unvested at December 31, 2022	210,000	23.09

RSUs	Shares	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Unvested at December 31, 2019	226,000	0.93	$6,131,000
Granted	141,000
Vested	(118,000)
Forfeited	(37,000)
Unvested at December 31, 2020	212,000	1.02	5,015,000
Granted	144,000
Vested	(93,000)
Forfeited	(39,000)
Unvested at December 31, 2021	224,000	0.94	4,558,000
Granted	643,000
Vested	(100,000)
Forfeited	(33,000)
Unvested at December 31, 2022	734,000	2.02	8,895,000

Vested and expected to vest	734,000	2.02	$8,895,000

PSUs	Shares	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Unvested at December 31, 2019	347,000	2.33	$9,400,000
Granted	70,000
Vested	(55,000)
Forfeited	(31,000)
Unvested at December 31, 2020	331,000	1.64	7,805,000
Granted	215,000
Vested	(60,000)
Forfeited	(114,000)
Unvested at December 31, 2021	372,000	0.90	7,579,000
Granted	182,000
Vested	(117,000)
Forfeited	(97,000)
Unvested at December 31, 2022	340,000	0.67	4,121,000

Vested and expected to vest	340,000	0.67	$4,121,000
During the years ended December 31, 2022, 2021, and 2020 the total fair value of $5.8 million, $7.3 million, and $6.7 million, respectively, in combined RSAs, RSUs, and PSUs vested.
Stock Options
The Compensation Committee of our Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company officers and employees totaling 1,031,000, 226,000, and 212,000 shares in 2022, 2021, and 2020, respectively, with exercise prices equal to the stock prices on the respective grant dates.

A summary of our stock option activity for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,129,000	$16.14	3.67	$12,763,000
Granted	212,000	26.24
Exercised	(88,000)	10.49
Forfeited	(12,000)	27.36
Outstanding at December 31, 2020	1,241,000	18.16	3.38	8,215,000
Granted	226,000	24.90
Exercised	(179,000)	12.02
Forfeited	(42,000)	26.00
Outstanding at December 31, 2021	1,246,000	20.00	3.20	4,039,000
Granted	1,031,000	13.29
Exercised	(151,000)	11.85
Forfeited	(3,000)	21.55
Outstanding at December 31, 2022	2,123,000	17.31	4.56	1,150,000

Vested and expected to vest	2,123,000	$17.31	4.56	$1,150,000
Exercisable at December 31, 2022	892,000	$20.18	2.11	$368,000
Other information concerning stock options for the years ended December 31 was as follows:

	2022	2021	2020
Weighted-average fair value of options granted	$5.31	$8.82	$8.64
Intrinsic value of options exercised	1,120,000	2,716,000	1,267,000
Employees purchased common stock totaling 95,000, 87,000, and 83,000 shares in 2022, 2021, and 2020, respectively, through our ESPP.
Stock Compensation Expense
The following weighted-average assumptions were used to determine the fair value of options:

	2022		2021		2020
	Stock Options	ESPP Options	Stock Options	ESPP Options	Stock Options	ESPP Options
Expected life of options	5.00 Years	0.50 Years	5.00 Years	0.50 Years	5.00 Years	0.50 Years
Expected stock price volatility	0.40	0.40	0.40	0.45	0.35	0.52
Risk-free interest rate	3.58%	1.34%	0.57%	0.07%	1.41%	1.00%
The following table summarizes stock compensation expense (in thousands):

	2022	2021	2020
RSA, RSU, and PSU expense	$10,351	$9,023	$5,288
Stock option and ESPP option expense	2,591	2,254	2,216
Total stock compensation expense	$12,942	$11,277	$7,504

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to our ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $598,000, $566,000, and $592,000 in the years ended December 31, 2022, 2021, and 2020, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.
As of December 31, 2022 we had total unrecognized compensation expense of $11.3 million related to RSAs, RSUs, and PSUs and $5.4 million related to unvested stock options. As of December 31, 2022 this expense is expected to be recognized over a weighted-average period of 2.27 years for RSUs, 2.32 years for stock options, 0.66 years for RSAs, and 0.67 years for PSUs.
15. Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

Basic loss per common share	2022	2021	2020
Net loss	$(19,192)	$(14,834)	$(16,682)
Net loss allocated to participating securities	98	94	111
Net loss allocated to common shareholders	$(19,094)	$(14,740)	$(16,571)

Basic weighted-average common shares outstanding	40,032	38,983	37,861
Basic loss per common share	$(0.48)	$(0.38)	$(0.44)

Diluted loss per common share	2022	2021	2020
Net loss	$(19,192)	$(14,834)	$(16,682)
Net loss allocated to participating securities	98	94	111
Net loss allocated to common shareholders	$(19,094)	$(14,740)	$(16,571)

Basic weighted-average common shares outstanding	40,032	38,983	37,861
Effect of dilutive options and awards[a]	—	—	—
Diluted weighted-average common shares outstanding	40,032	38,983	37,861
Diluted loss per common share	$(0.48)	$(0.38)	$(0.44)
_____________________
a We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the years ended December 31, 2022, 2021, and 2020 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive to the net loss.
16. Segment and Geographic Information
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
The following table summarizes revenues, cost of products and preservation services, and gross margins for our reportable segments (in thousands):

	2022	2021	2020
Revenues:
Medical devices	$230,353	$221,597	$179,299
Preservation services	83,436	77,239	73,928
Total revenues	313,789	298,836	253,227

Cost of products and preservation services:
Medical devices	72,166	65,196	50,128
Preservation services	39,100	36,126	35,315
Total cost of products and preservation services	111,266	101,322	85,443

Gross margin:
Medical devices	158,187	156,401	129,171
Preservation services	44,336	41,113	38,613
Total gross margin	$202,523	$197,514	$167,784
Net revenues by product for the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	2022	2021	2020
Products:
Aortic stent grafts	$92,752	$85,387	$61,663
Surgical sealants	65,379	70,714	62,068
On-X	63,904	57,363	48,053
Other	8,318	8,133	7,515
Total products	230,353	221,597	179,299

Preservation services:	83,436	77,239	73,928
Total revenues	$313,789	$298,836	$253,227
Net revenues by geographic location attributed to countries based on the location of the customer for the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	2022	2021	2020
US	$161,113	$151,151	$138,274
International	152,676	147,685	114,953
Total revenues	$313,789	$298,836	$253,227
Revenues attributed to customers in Germany accounted for 9% of total revenues for the year ended December 31, 2022 and 10% for the years ended December 31, 2021 and 2020.

At December 31, 2022 and 2021 46% and 45% of our long-lived assets were held in the US, respectively, where the corporate headquarters and a portion of our manufacturing facilities are located. Our long-lived international assets were $20.7 million and $20.6 million as of December 31, 2022 and 2021, respectively, of which 97% were located in Hechingen, Germany. At December 31, 2022 and 2021, $243.6 million and $250.0 million, respectively, of our goodwill was allocated entirely to our Medical Devices segment.
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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of December 31, 2022, the CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to “Management’s Report on Internal Control over Financial Reporting” on page 58 of this report.
The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to “Report of Independent Registered Public Accounting Firm” on page 59 of this report.
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
During the quarter ended December 31, 2022 there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The response to Item 10 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2022, with the exception of information concerning executive officers listed below.
The following table lists the executive officers of Artivion as of December 31, 2022 and their ages, positions with Artivion, and the dates from which they have continually served as executive officers with Artivion. Each of the executive officers of Artivion was elected by the Board of Directors to serve until the Board of Directors’ meeting immediately following the next annual meeting of shareholders or until his or her earlier removal by the Board of Directors or his or her resignation.

Name	Service as Executive	Age	Position
J. Patrick Mackin	Since 2014	56	Chairman, President, and Chief Executive Officer
F. Peter Barthold	Since 2020	58	Vice President, Research and Development
John E. Davis	Since 2015	58	Senior Vice President, Global Sales and Marketing
Matthew A. Getz	Since 2019	54	Vice President, Human Resources
Andrew M. Green	Since 2021	54	Vice President, Regulatory Affairs
Jean F. Holloway, Esq.	Since 2015	65	Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary
Amy D. Horton, CPA	Since 2006	52	Vice President and Chief Accounting Officer
D. Ashley Lee, CPA	Since 2000	58	Executive Vice President, Chief Operating Officer, and Chief Financial Officer
Dennis B. Maier	Since 2017	49	Senior Vice President, Operations
Rochelle L. Maney	Since 2021	46	Vice President, Global Quality Assurance
Marshall S. Stanton, M.D.	Since 2021	66	Senior Vice President, Clinical Research and Chief Medical Officer
J. Patrick Mackin assumed the position of President and Chief Executive Officer in September 2014, was appointed to the Board of Directors in October 2014 and was appointed Chairman in May 2015. Mr. Mackin has more than 30 years of experience in the medical device industry. Prior to joining Artivion, Mr. Mackin served as President of Cardiac Rhythm Disease Management, the largest operating division of Medtronic, Inc. At Medtronic, he previously held the positions of Vice President, Vascular, Western Europe and Vice President and General Manager, Endovascular Business Unit. Prior to joining Medtronic in 2002, Mr. Mackin worked for six years at Genzyme, Inc. serving as Senior Vice President and General Manager for the Cardiovascular Surgery Business Unit and as Director of Sales, Surgical Products division. Before joining Genzyme, Mr. Mackin spent four years at Deknatel/Snowden-Pencer, Inc. in various roles and three years as a First Lieutenant in the US Army. Mr. Mackin received an MBA from Northwestern University’s Kellogg Graduate School of Management and is a graduate of the US Military Academy at West Point.
F. Peter Barthold was appointed to the position of Vice President of Research and Development in July 2020. Mr. Barthold has more than 20 years of experience in development, manufacturing, and commercialization of vascular implants. Prior to this position, he served as a Director of Research and Development from January 2018. Over his 20 years of experience with JOTEC GmbH in Hechingen, Germany, Mr. Barthold served as a Director of Research and Development from 2007 to 2017, as well as a number of other leadership positions. Prior to joining JOTEC, he worked as a project manager at MAFO AG and was a research associate at the Institute for Applied Research in Reutlingen, Germany. Mr. Barthold holds a graduate engineering degree in Chemistry of Synthetic Materials from the Reutlingen University, Reutlingen, Germany in 1993. Mr. Barthold announced his retirement as of January 9, 2023, and has stepped down as an executive officer of the Company as of that date.

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
Andrew M. Green was appointed to the position of Vice President, Regulatory affairs in March 2021. Mr. Green has 28 years of regulatory, clinical, quality, and business experience in the medical device and biologics industry. More specifically, he spent 3 years at the FDA as a scientific reviewer in the cardiovascular devices branch, almost 10 years at Novoste Corporation as the Vice President of Regulatory, Clinical, and Quality, and five years providing regulatory, clinical, and quality consulting services to medical device companies. Mr. Green also has broad business experience, having served as the President and COO of CorMatrix Cardiovascular for several years before ultimately serving as its CEO. After the acquisition of the CorMatrix assets by Aziyo Biologics, Mr. Green continued with Aziyo in several roles, including as the Executive Vice President of Regulatory and Medical Affairs. He started his career serving as a combat medic in the US Army and Army Reserves. Mr. Green has a Bachelor in Biological Sciences and a Masters in Bioengineering, both from Clemson University.
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

Dennis B. Maier was appointed to the position of Vice President, Operations in July 2017and promoted to the position of Senior Vice President, Operations in February 2022. Mr. Maier has more than 15 years of experience in the medical device industry. Prior to joining Artivion, he served as the Senior Director of Baxter Healthcare’s direct material global purchasing and supplier management team. He also served as Vice President of Global Sourcing for Hill-Rom. Prior to that, he spent five years with Medtronic leading several Cardiac Rhythm Disease Management (CRDM) manufacturing operations, as well as serving as Director of CRDM Global Commodity management. Mr. Maier also spent eight years with Abbott Vascular and Boston Scientific (both former Guidant Corporation businesses) in a variety of leadership roles. Prior to entering the medical device industry, Mr. Maier worked briefly for Ford Motor Company and served six years as an officer in the U.S Army. He received an MBA from the Krannert Graduate School of Management at Purdue University and a B.S. in Mechanical Engineering from the US Military Academy at West Point.
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
Item 11. Executive Compensation.
The response to Item 11 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.
The response to Item 12 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The response to Item 13 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2022.
Item 14. Principal Accounting Fees and Services.
The response to Item 14 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following are consolidated financial statements of Artivion, Inc. and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:
(a)1.    Financial Statements.
Consolidated Financial Statements begin on page 62.
2.Financial Statement Schedules.
All financial statement schedules are omitted, as the required information is immaterial, not applicable, or the information is presented in the consolidated financial statements or related notes.
3.Exhibits
The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIVION, INC.

	By	/s/ J. PATRICK MACKIN
February 23, 2023		J. Patrick Mackin President, Chief Executive Officer, and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. PATRICK MACKIN	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2023
J. Patrick Mackin

/s/ D. ASHLEY LEE	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer)	February 23, 2023
D. Ashley Lee

/s/ AMY D. HORTON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Amy D. Horton

/s/ THOMAS F. ACKERMAN	Director	February 23, 2023
Thomas F. Ackerman

/s/ DANIEL J BEVEVINO	Director	February 23, 2023
Daniel J Bevevino

/s/ MARNA P. BORGSTROM	Director	February 23, 2023
Marna P. Borgstrom

/s/ JAMES W. BULLOCK	Director	February 23, 2023
James W. Bullock

/s/ JEFFREY H. BURBANK	Director	February 23, 2023
Jeffrey H. Burbank

/s/ ELIZABETH A. HOFF	Director	February 23, 2023
Elizabeth A. Hoff

/s/ JON W. SALVESON	Director	February 23, 2023
Jon W. Salveson

/s/ ANTHONY B. SEMEDO	Director	February 23, 2023
Anthony B. Semedo

Exhibit Number	Description
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

2.3	Plan of Conversion, effective January 1, 2022. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2022.)
3.1	Delaware Certificate of Incorporation, effective January 1, 2022. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 4, 2022.)
3.2
Delaware Certificate of Amendment of Certificate of Incorporation, effective January 18, 2022. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 20, 2022.)

3.3	Amended and Restated Bylaws of Artivion, Inc., a Delaware Corporation (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 20, 2022.)
4.1	Form of Certificate for our Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)
4.2*	Description of Artivion, Inc.’s Securities under Section 12 of the Exchange Act.
4.3
Indenture, dated as of June 23, 2020, by and between Artivion, Inc. and US Bank National Association, as trustee. (Incorporated herein by reference to Exhibit A of Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2020.)

4.4
Form of Note filed as Exhibit A to Indenture, dated as of June 23, 2020, by and between Artivion, Inc. and US Bank National Association, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2020.)

10.1†	Artivion, Inc. 2009 Employee Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2009.)
10.1(a)†	Amended and Restated Artivion, Inc. 2009 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed June 22, 2012.)
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

10.3	Artivion, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Appendix B to the Registrant’s 2020 Proxy Statement filed on March 31, 2020.)
10.3(a)†*	Form of 2022 Grant of Non-Employee Director Restricted Stock Award Agreement pursuant to the Artivion, Inc. 2020 Equity and Cash Incentive Plan.
10.3(b)
Form of Non-Qualified Stock Option Grant Agreement pursuant to the Artivion, Inc. Equity and Cash Incentive Plan Option Award Agreement. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2022.)

10.3(c)
Form of PSU Award Agreement pursuant to the Artivion, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2022.)

10.3(d)
Form of Restricted Stock Unit Award Agreement pursuant to the Artivion, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2022.)

10.3(e)
Form of Special PSU Award Agreement pursuant to the Artivion, Inc. Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2022.)

10.4	Artivion, Inc. Amended and Restated Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 20, 2022.)
10.5†	Artivion, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)
10.6†*	Summary of 2022 Compensation Arrangements with Non-Employee Directors.
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

10.9†
Form of Indemnification Agreement for Non-Employee Directors and Executive Officers. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed November 4, 2022.)

10.10†
Change of Control Severance Agreement between Artivion, Inc. and John E. Davis, dated August 2, 2022. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 4, 2022.)

10.11†
Change of Control Severance Agreement between Artivion, Inc. and D. Ashley Lee, dated August 2, 2022 (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed November 4, 2022.)

10.12†
Change of Control Severance Agreement between Artivion, Inc. and Jean F. Holloway, dated August 2, 2022 (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed November 4, 2022.)

10.13+
Clinical Research Agreement, dated October 10, 2019, by and between Artivion, Inc. and Duke University. (Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.)

10.13(a)+
First Amendment to Clinical Research Agreement, dated October 10, 2019, by and between Artivion, Inc. and Duke University. (Incorporated herein by reference to Exhibit 10.23(a) to the Annual Report on Form 10-K filed February 23, 2021.)

Exhibit Number	Description
10.13(b)+*	Second Amendment to Clinical Research Agreement, dated January 20, 2022, by and between Artivion, Inc. and Duke University.
10.13(c)+*	Third Amendment to Clinical Research Agreement, dated November 18, 2022, by and between Artivion, Inc. and Duke University.
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

10.14(b)
Second Amendment to Credit and Guaranty Agreement by and among Artivion, Inc., CryoLife International, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., AuraZyme Pharmaceuticals, Inc., the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, dated as of April 29, 2020. (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q filed July 31, 2020.)

10.14(c)
Third Amendment to Credit and Guaranty Agreement between Artivion, Inc. and Deutsche Bank AG New York Branch as administrative agent and collateral agent, dated June 2, 2021. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2021.)

10.14(d)*
Fourth Amendment to Credit and Guaranty Agreement between Artivion, Inc. (f/k/a CryoLife, Inc.), the Guarantor Subsidiaries defined therein, the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as Administrative Agent.

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

10.15(d)++
Third Amendment to Lease Agreement between Artivion, Inc. and The H.N. and Frances C. Berger Foundation, successor in interest to P&L Barrett, L.P., dated May 10, 2020. (Incorporated herein by reference to Exhibit 10.15(d) to the Registrant’s Quarterly Report on Form 10-Q filed April 30, 2021.)

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

10.19++
Lease Agreement between JOTEC GmbH and Frau Annika Sunnanväder for an objected located on the leased property at Lotzenäcker 25, dated October 28, 2020. (Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed February 23, 2021.)

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

10.21(a)+
First Amendment to Exclusive Distribution Agreement, by and between JOTEC GmbH, as distributor, and Endospan Ltd., as manufacturer, dated as of August 31, 2020. (Incorporated herein by reference to Exhibit 10.21(a) to the Annual Report on Form 10-K filed February 23, 2021.)

10.21(b)+*	Second Amendment to Exclusive Distribution Agreement, by and between JOTEC GmbH, as distributor, and Endospan Ltd., as manufacturer.
10.22
Purchase Agreement, dated as of June 18, 2020, by and between Artivion, Inc. and Morgan Stanley & Co. LLC, as the initial purchaser. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2020.)

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