Form 10-Q
period 2023-03-31
ARTIVION, INC.
filed 2023-05-05
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2023
Common Stock, $0.01 par value	40,875,444

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Products	$62,291	$57,542
Preservation services	20,938	19,671
Total revenues	83,229	77,213

Cost of products and preservation services:
Products	19,533	17,408
Preservation services	9,969	9,086
Total cost of products and preservation services	29,502	26,494

Gross margin	53,727	50,719

Operating expenses:
General, administrative, and marketing	50,365	38,955
Research and development	7,223	10,128
Total operating expenses	57,588	49,083

Operating (loss) income	(3,861)	1,636

Interest expense	6,096	3,948
Interest income	(75)	(16)
Other (income) expense, net	(963)	133

Loss before income taxes	(8,919)	(2,429)
Income tax expense	4,613	960

Net loss	$(13,532)	$(3,389)

Loss per share:
Basic	$(0.33)	$(0.08)
Diluted	$(0.33)	$(0.08)

Weighted-average common shares outstanding:
Basic	40,432	39,850
Diluted	40,432	39,850

Net loss	$(13,532)	$(3,389)
Other comprehensive loss:
Foreign currency translation adjustments	3,616	(3,775)
Comprehensive loss	$(9,916)	$(7,164)
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,773	$39,351
Trade receivables, net	62,760	61,820
Other receivables	3,952	7,764
Inventories, net	76,273	74,478
Deferred preservation costs, net	47,415	46,371
Prepaid expenses and other	19,508	17,550
Total current assets	240,681	247,334

Goodwill	245,648	243,631
Acquired technology, net	149,833	151,263
Operating lease right-of-use assets, net	41,473	41,859
Property and equipment, net	38,716	38,674
Other intangibles, net	30,807	31,384
Deferred income taxes	2,373	1,314
Other assets	7,542	7,339
Total assets	$757,073	$762,798

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,473	$12,004
Accrued expenses	9,678	12,374
Accrued compensation	9,028	13,810
Taxes payable	6,911	2,635
Current maturities of operating leases	3,398	3,308
Accrued procurement fees	2,155	2,111
Current portion of long-term debt	1,620	1,608
Other liabilities	1,698	1,825
Total current liabilities	43,961	49,675

Long-term debt	306,279	306,499
Contingent consideration	45,200	40,400
Non-current maturities of operating leases	40,774	41,257
Deferred income taxes	23,826	24,499
Deferred compensation liability	6,127	5,468
Non-current finance lease obligation	3,582	3,644
Other liabilities	7,407	7,027
Total liabilities	$477,156	$478,469

Commitments and contingencies

Shareholders' equity:
Preferred stock	—	—
Common stock (75,000 shares authorized, 42,366 and 41,830 shares issued and outstanding in 2023 and 2022, respectively)	424	418
Additional paid-in capital	342,883	337,385
Retained deficit	(30,749)	(17,217)
Accumulated other comprehensive loss	(17,993)	(21,609)
Treasury stock, at cost, 1,487 shares as of March 31, 2023 and December 31, 2022	(14,648)	(14,648)
Total shareholders' equity	279,917	284,329

Total liabilities and shareholders' equity	$757,073	$762,798
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net cash flows from operating activities:
Net loss	$(13,532)	$(3,389)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,734	5,881
Change in fair value of contingent consideration	4,800	(1,800)
Non-cash compensation	3,341	3,166
Non-cash lease expense	1,802	1,920
Write-down of inventories and deferred preservation costs	1,123	989
Deferred income taxes	(2,167)	(2,966)
Other	754	496
Changes in operating assets and liabilities:
Receivables	3,540	(1,710)
Prepaid expenses and other assets	(2,014)	1,494
Inventories and deferred preservation costs	(3,222)	(1,359)
Accounts payable, accrued expenses, and other liabilities	(6,313)	(3,320)
Net cash flows used in operating activities	(6,154)	(598)

Net cash flows from investing activities:
Capital expenditures	(2,238)	(2,239)
Acquisition of intangible assets	(605)	(469)
Net cash flows used in investing activities	(2,843)	(2,708)

Net cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	2,581	2,318
Redemption and repurchase of stock to cover tax withholdings	(590)	(1,730)
Repayment of term loan	(690)	(694)
Other	(130)	(129)
Net cash flows provided by (used in) financing activities	1,171	(235)

Effect of exchange rate changes on cash and cash equivalents	(752)	(61)
Decrease in cash and cash equivalents	(8,578)	(3,602)

Cash and cash equivalents beginning of period	39,351	55,010
Cash and cash equivalents end of period	$30,773	$51,408
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	41,830	$418	$337,385	$(17,217)	$(21,609)	(1,487)	$(14,648)	$284,329
Net loss	—	—	—	(13,532)	—	—	—	(13,532)
Other comprehensive income	—	—	—	—	3,616	—	—	3,616
Equity compensation	326	3	3,510	—	—	—	—	3,513
Exercise of options	196	2	2,004	—	—	—	—	2,006
Employee stock purchase plan	56	1	574	—	—	—	—	575
Redemption and repurchase of stock to cover tax withholdings	(42)	—	(590)	—	—	—	—	(590)
Balance at March 31, 2023	42,366	$424	$342,883	$(30,749)	$(17,993)	(1,487)	$(14,648)	$279,917

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	41,397	$414	$322,874	$1,975	$(9,887)	(1,487)	$(14,648)	$300,728
Net loss	—	—	—	(3,389)	—	—	—	(3,389)
Other comprehensive loss	—	—	—	—	(3,775)	—	—	(3,775)
Equity compensation	205	2	3,338	—	—	—	—	3,340
Exercise of options	140	2	1,678	—	—	—	—	1,680
Employee stock purchase plan	37	—	638	—	—	—	—	638
Redemption and repurchase of stock to cover tax withholdings	(91)	(1)	(1,729)	—	—	—	—	(1,730)
Balance at March 31, 2022	41,688	$417	$326,799	$(1,414)	$(13,662)	(1,487)	$(14,648)	$297,492

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three months ended, March 31, 2023 and 2022 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by US GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2022. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with US GAAP, which require us to make estimates and assumptions. We did not experience any significant changes during the three months ended March 31, 2023 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2022.
New Accounting Standards
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

2.    Financial Instruments
The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

March 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,154	$—	$—	$7,154
Total assets	$7,154	$—	$—	$7,154

Long-term liabilities:
Contingent consideration	—	—	(45,200)	(45,200)
Total liabilities	$—	$—	$(45,200)	$(45,200)

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,098	$—	$—	$10,098
Total assets	$10,098	$—	$—	$10,098

Long-term liabilities:
Contingent consideration	—	—	(40,400)	(40,400)
Total liabilities	$—	$—	$(40,400)	$(40,400)
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds. The estimated market value of all cash equivalents is equal to cost basis as there were no gross realized gains or losses on cash equivalents for the three months ended March 31, 2023 and 2022.
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
The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 13% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of March 31, 2023. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We performed an assessment of the fair value of the contingent consideration and recorded an expense of $4.8 million and income of $1.8 million for the three months ended March 31, 2023 and 2022, respectively, in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss, as a result of this assessment.

The fair value of the contingent consideration component of the Ascyrus acquisition was updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Contingent Consideration
Balance as of December 31, 2022	$(40,400)
Change in valuation	(4,800)
Balance as of March 31, 2023	$(45,200)
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Although we believe that the recorded fair values of our financial instruments are appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.
3.    Inventories, net and Deferred Preservation Costs
Inventories, net at March 31, 2023 and December 31, 2022 were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials and supplies	$36,322	$36,715
Work-in-process	11,319	10,476
Finished goods	28,632	27,287
Total inventories, net	$76,273	$74,478
To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves and aortic stent grafts at international hospital locations. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of March 31, 2023 we had $12.7 million in consignment inventory, with approximately 42% in domestic locations and 58% in international locations. As of December 31, 2022 we had $12.7 million in consignment inventory, with approximately 41% in domestic locations and 59% in international locations.
Total deferred preservation costs were $47.4 million and $46.4 million as of March 31, 2023 and December 31, 2022, respectively.
Inventory and deferred preservation costs obsolescence reserves were $2.1 million and $2.2 million as of March 31, 2023 and December 31, 2022, respectively.
4.    Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
As of March 31, 2023 and December 31, 2022 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	March 31, 2023	December 31, 2022
Goodwill	$245,648	$243,631
In-process R&D	2,120	2,080
Procurement contracts and agreements	2,013	2,013

We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We did not record any impairment of indefinite lived intangible assets during the three months ended March 31, 2023. In-process research and development, procurement contracts and agreements are included in Other intangibles, net on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.
We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of March 31, 2023 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.
As of March 31, 2023 and December 31, 2022 the carrying value of goodwill, all of which is related to our Medical Devices segment, was as follows (in thousands):

Medical Devices Segment
Balance as of December 31, 2022	$243,631
Foreign currency translation	2,017
Balance as of March 31, 2023	$245,648
Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. As of March 31, 2023 and December 31, 2022 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands, except weighted average useful life):

March 31, 2023	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$200,312	$50,479	$149,833	18.2
Other intangibles:
Customer lists and relationships	31,068	11,489	19,579	20.5
Distribution and manufacturing rights and know-how	9,455	6,353	3,102	5.0
Patents	4,286	3,192	1,094	17.0
Other	5,822	2,923	2,899	4.4
Total other intangibles	$50,631	$23,957	$26,674	10.2

December 31, 2022	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$198,420	$47,157	$151,263	18.2
Other intangibles:
Customer lists and relationships	31,030	11,100	19,930	20.5
Distribution and manufacturing rights and know-how	9,274	5,796	3,478	5.0
Patents	4,246	3,180	1,066	17.0
Other	5,360	2,543	2,817	4.4
Total other intangibles	$49,910	$22,619	$27,291	10.3
Amortization Expense
The following is a summary of amortization expense as recorded in General, administrative, and marketing expenses on our Condensed Consolidated Statement of Operations and Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization expense	$3,882	$4,084
As of March 31, 2023 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2023	2024	2025	2026	2027	2028	Total
Amortization expense	$11,358	14,802	12,832	12,606	12,504	12,388	$76,490
5.    Income Taxes
Income Tax Expense
Our effective income tax rate was an expense of 52% and 40% for the three months ended March 31, 2023 and 2022, respectively. Our income tax rate for the three months ended March 31, 2023 and 2022 was primarily impacted by changes in our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax shortfalls on stock compensation.
Deferred Income Taxes
We generate deferred tax assets primarily as a result of finance and operating leases, net operating losses, excess interest carryforward, accrued compensation, and stock compensation. Our deferred tax liabilities are primarily comprised of intangible assets acquired in previous years, finance and operating leases, and unrealized gains and losses.
We maintained a net deferred tax liability of $21.5 million and $23.2 million as of March 31, 2023 and December 31, 2022, respectively. Our valuation allowance against our deferred tax assets was $19.6 million and $17.9 million as of March 31, 2023 and December 31, 2022, respectively, primarily related to net operating loss carryforwards and disallowed excess interest carryforwards.
6.    Leases
We have operating and finance lease obligations resulting from the lease of land and buildings that comprise our corporate headquarters and various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on company vehicles; and leases on a variety of office and other equipment.

Information related to leases included in the Condensed Consolidated Balance Sheets was as follows (in thousands, except lease term and discount rate):

Operating leases:	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$56,610	$56,061
Accumulated amortization	(15,137)	(14,202)
Operating lease right-of-use assets, net	$41,473	$41,859

Current maturities of operating leases	$3,398	$3,308
Non-current maturities of operating leases	40,774	41,257
Total operating lease liabilities	$44,172	$44,565

Finance leases:
Property and equipment, at cost	$6,533	$6,408
Accumulated amortization	(2,679)	(2,498)
Property and equipment, net	$3,854	$3,910

Current maturities of finance leases	$526	$513
Non-current maturities of finance leases	3,582	3,644
Total finance lease liabilities	$4,108	$4,157

Weighted average remaining lease term (in years):
Operating leases	11.7	11.9
Finance leases	7.6	7.8

Weighted average discount rate:
Operating leases	5.8%	5.9%
Finance leases	2.1%	2.1%
Current maturities of finance leases are included as a component of Other current liabilities on our Condensed Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, administrative, and marketing expenses on our Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization of property and equipment	$131	$137
Interest expense on finance leases	21	25
Total finance lease expense	152	162
Operating lease expense	1,802	1,920
Sublease income	—	(92)
Total lease expense	$1,954	$1,990

A summary of our cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows for operating leases	$1,796	$1,525
Financing cash flows for finance leases	132	130
Operating cash flows for finance leases	21	24
Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2023	$442	$4,246
2024	606	5,819
2025	585	5,620
2026	566	5,008
2027	561	4,867
Thereafter	1,670	37,103
Total minimum lease payments	$4,430	$62,663
Less amount representing interest	(322)	(18,491)
Present value of net minimum lease payments	4,108	44,172
Less current maturities	(526)	(3,398)
Lease liabilities, less current maturities	$3,582	$40,774
7.    Debt
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

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 the Credit Agreement contains certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. Beginning in 2021 if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable. We are in compliance with our debt covenants as of March 31, 2023.
On December 19, 2022 in accordance with adopting ASU 2020-04 and 2021-01, we entered into an amendment to our Credit Agreement to replace the LIBOR based benchmark interest rate with the Secured Overnight Financing Rate (“SOFR”) based benchmark interest rate for our Term Loan Facility and our Revolving Credit Facility. Based on historical analysis of the differences between the benchmark rates, SOFR is adjusted to arrive at a Term SOFR rate that serves as the replacement base rate for LIBOR under our amended credit facilities. Under this amendment, at the maturity of our existing LIBOR-based loan on December 30, 2022, the interest rate at the repricing of our Term Loan Facility was calculated as Term SOFR plus a fixed percentage credit spread of 3.50%. The loan under the Revolving Credit Facility bears interest at Term SOFR plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. As of March 31, 2023 the aggregate interest rate of the Credit Agreement was 8.66% per annum.
Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of March 31, 2023 was approximately $90.7 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes $1.2 million for the three months ended March 31, 2023 and 2022 related to the aggregate of the contractual coupon interest and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. There were $1.7 million and $1.9 million of unamortized debt issuance costs related to Convertible Senior Notes as of March 31, 2023 and December 31, 2022, respectively.
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
Loan Balances
The short-term and long-term balances of our Term Loan and other long-term borrowings were as follows (in thousands):

	March 31, 2023	December 31, 2022
Term Loan balance	$213,188	$213,750
Convertible Senior Notes	100,000	100,000
2.45% Sparkasse Zollernalb (KFW Loan 1)	241	296
1.40% Sparkasse Zollernalb (KFW Loan 2)	680	733
Total loan balance	314,109	314,779
Less unamortized loan origination costs	(6,210)	(6,672)
Net borrowings	307,899	308,107
Less short-term loan balance	(1,620)	(1,608)
Long-term loan balance	$306,279	$306,499
Interest Expense
Interest expense was $6.1 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively. Interest expense includes interest on debt and uncertain tax positions in both periods.
8.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of March 31, 2023 and the Consolidated Financial Statements as of December 31, 2022 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
9.    Revenue Recognition
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

•CardioGenesis cardiac laser console trials and sales – CardioGenesis cardiac trialed laser consoles are delivered under separate agreements.
For the three months ended March 31, 2023 and 2022 the sources of revenue were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Domestic hospitals	$40,883	$36,993
International hospitals	28,957	28,414
International distributors	12,939	11,064
CardioGenesis cardiac laser therapy	450	742
Total sources of revenue	$83,229	$77,213
Also see segment disaggregation information in Note 12 below.
Contract Balances
We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra Design Engineering product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of March 31, 2023 and 2022.
We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of March 31, 2023 and 2022 was not material.
10.    Stock Compensation
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
Equity Grants
During the three months ended March 31, 2023 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 376,000 shares and had an aggregate grant date fair value of $5.0 million.
During the three months ended March 31, 2022 the Committee authorized awards from approved stock incentive plans of RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 452,000 shares and had an aggregate grant date fair value of $8.3 million.
The Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 314,000 shares to certain company officers during the three months ended March 31, 2022. The exercise prices of the options were equal to the closing stock prices on their respective grant dates. The Committee did not authorize any grants of stock options during the three months ended March 31, 2023.

Employees purchased common stock totaling 56,000 and 37,000 shares in the three months ended March 31, 2023 and 2022, respectively, through the ESPP.
Stock Compensation Expense
The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended March 31, 2023
	Stock Options	ESPP
Expected life	N/A	0.5 Years
Expected stock price volatility	N/A	0.66
Risk-free interest rate	N/A	4.77%
The following table summarizes total stock compensation expenses prior to the capitalization of amounts into Deferred preservation and Inventory costs (in thousands):

	Three Months Ended March 31,
	2023	2022
RSA, RSU, and PSU expense	$2,641	$2,768
Stock option and ESPP expense	872	572
Total stock compensation expense	$3,513	$3,340
Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $172,000 and $174,000 in the three months ended March 31, 2023 and 2022, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.
11.    Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic loss per common share	2023	2022
Net loss	$(13,532)	$(3,389)
Net loss allocated to participating securities	60	18
Net loss allocated to common shareholders	$(13,472)	$(3,371)

Basic weighted-average common shares outstanding	40,432	39,850
Basic loss per common share	$(0.33)	$(0.08)

	Three Months Ended March 31,
Diluted loss per common share	2023	2022
Net loss	$(13,532)	$(3,389)
Net loss allocated to participating securities	60	18
Net loss allocated to common shareholders	$(13,472)	$(3,371)

Basic weighted-average common shares outstanding	40,432	39,850
Diluted weighted-average common shares outstanding	40,432	39,850
Diluted loss per common share	$(0.33)	$(0.08)
We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three months ended March 31, 2023 and 2022 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss.
12.    Segment Information
We have two reportable segments organized according to our products and services: Medical devices and Preservation services. The Medical Devices segment includes external revenues from product sales of aortic stent grafts, On-X, surgical sealants, and other product revenues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, and E-vita Thoracic 3G. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue Surgical Adhesive products. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.
The primary measure of segment performance, as viewed by our management, is segment gross margin or net external revenues less cost of products and preservation services. We do not segregate assets by segment, therefore, asset information is excluded from the segment disclosures below.
The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
Medical devices	$62,291	$57,542
Preservation services	20,938	19,671
Total revenues	83,229	77,213

Cost of products and preservation services:
Medical devices	19,533	17,408
Preservation services	9,969	9,086
Total cost of products and preservation services	29,502	26,494

Gross margin:
Medical devices	42,758	40,134
Preservation services	10,969	10,585
Total gross margin	$53,727	$50,719

The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended March 31,
	2023	2022
Products:
Aortic stent grafts	$26,150	$25,506
On-X	17,656	14,371
Surgical sealants	16,703	15,681
Other	1,782	1,984
Total products	62,291	57,542

Preservation services	20,938	19,671
Total revenues	$83,229	$77,213
13.    Subsequent Events
Endospan Loan
On September 11, 2019 Artivion and Endospan Ltd. (“Endospan”), an Israeli corporation, entered into a loan agreement (“Endospan Loan”), in which Artivion agreed to provide Endospan a secured loan of up to $15.0 million to be funded in three tranches of $5.0 million each. The first tranche of the Endospan Loan was funded upon execution of the agreement in September 2019. In September 2020 we funded the second tranche payment of $5.0 million upon the certification of the NEXUS IDE from the US Food and Drug Administration (the “FDA”).
On April 16, 2023 Endospan completed an enrollment certification of 50% of the required number of patients in the primary arm of the FDA approved clinical trial for NEXUS, which, assuming compliance with other requirements under the Endospan Loan, may trigger a third tranche payment of $5.0 million. We expect to fund the $5.0 million payment during the second quarter of fiscal year 2023.
We elected the fair value option for recording the Endospan Loan and are evaluating the fair value impact of the anticipated funding of the third tranche payment.

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
•Our beliefs about the future regulatory status of our medical devices, our compliance with applicable laws and regulations, and our ability to make timely transitions to our Notified Bodies and obtain renewals for our Conformité Européene Mark product certification impacted by Brexit and the transition to the Medical Device Regulation in Europe, and the impact these transitions, renewals, and related processes may have on our business, including any impact on our customers' ordering patterns and our ability to supply products;
•Our beliefs regarding our global expansion efforts, including the international growth opportunity that would be provided by obtaining regulatory approval for BioGlue in China;
•Our beliefs regarding the impact lower INR anticoagulation therapy and transcatheter heart valve replacement may have on the number of patients choosing On-X mechanical heart valves;
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
•Our belief that we will incur expenses for research and development projects, including for clinical research projects to gain regulatory approvals for products or indications, including On-X, aortic stent grafts, and BioGlue products, and for new products and technologies which will likely require additional investment, research, and new clinical studies or data;
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
•Our expectations regarding the impact of, and costs associated with, the conclusion of the PROACT Xa Trial;
•Our beliefs and expectations regarding the utilization of net operating loss carryforwards from our acquisitions of JOTEC, On-X, Hemosphere, Inc., and Cardiogenesis Corporation;
•Our beliefs about our operating results which may fluctuate significantly on a periodic basis as a result of internal and external factors, including reduced demand for our products, healthcare workforce trends and labor disputes, availability of products, materials, and supplies, strategic actions we take such as acquisitions or divestitures, unanticipated costs and expenses, market reception of our new or improved product offerings, and interest rate and currency fluctuations; and
•Other statements regarding projections of future financial and business performance; anticipated growth and trends in our business and the markets relevant to our business, including as our growth relates to our competitors; the robustness and reliability of our workforce and supply chain; future production capacity and product supply; the availability and benefits of our products in the future; and the expected timing and impact of our strategic initiatives.
These and other forward-looking statements reflect the views of management at the time and such statements are originally made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially and adversely from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described in Part II, Item 1A, “Risks Factors” in this Form 10-Q and elsewhere throughout this report, the risks described in our other filings with the Securities and Exchange Commission including the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere throughout that report, and other risks which we may not be able to identify in advance, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim any duty, to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I - FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, surgical sealants, On-X® mechanical heart valves and related surgical products, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue® Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix® bovine surgical patches and CardioGenesis® cardiac laser therapy.
We reported quarterly revenues of $83.2 million for the three months ended March 31, 2023, an 8% increase from the three months ended March 31, 2022. The increase in revenues for the three months ended March 31, 2023 was due to an increase in revenues from On-X products, preservation services, surgical sealants, and aortic stent grafts, partially offset by a decrease in revenues from other products. Constant currency revenues, as defined below, increased 10% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
See the “Results of Operations” section below for additional analysis of the three months ended March 31, 2023.
Presentation
In addition to the corresponding measures under generally accepted accounting principles ("US GAAP"), management uses non-GAAP measures in reviewing and disclosing our financial results. The foreign exchange neutral revenues ("constant currency revenues”) discussed below are non-GAAP financial measures and are not in accordance with, or an alternative to, measures prepared in accordance with US GAAP. Accordingly, the constant currency information appearing in the following discussion of our results of operations should be read in conjunction with the information provided in "Non-GAAP Measures of Financial Performance" below, which includes a reconciliation of constant currency financial measures to the most directly comparable US GAAP measure.
Effects of COVID-19 and Macroeconomic Uncertainties
The COVID-19 pandemic has continued to have wide-ranging and unpredictable impacts on global economic conditions, our operations, and our financial results. The effects of the pandemic may continue to adversely impact aspects of our business and the global markets, including our workforce, supply chain, and operations, and the workforce and operations of our customers, suppliers, and business partners.
Although the global healthcare system continues to recover from challenges resulting from the COVID-19 pandemic, we continue to observe impacts on procedural volumes from staffing shortages due to workforce trends, worker availability, and more recently, shortages related to healthcare labor disputes in some markets.
The COVID-19 pandemic has also impacted certain aspects of the global supply chain and resulted in supply chain inflation. Although we have yet to experience material effects on our supply chain or operations, we face an increasing risk that upstream disruptions may occur or worsen.
As global economies continue to recover from the COVID-19 downturn, increased opportunities for remote work and competitive labor markets at all levels have resulted in turnover and retention challenges that have impacted our workforce and the workforces of our customers and business partners.
Macroeconomic factors, both originating from the pandemic and otherwise, continue to have an impact on our business and operations. Global geopolitical conditions, including the conflict between Russia and Ukraine, and global economic challenges and inflationary pressures have increased prices, placed pressure on worldwide financial and credit markets, and strained the global supply chain.

The extent to which our operations and financial performance will be impacted by the pandemic and macroeconomic uncertainties during fiscal year 2023 and beyond, will depend largely on future developments, including changes in hospital utilization rates and staffing, the resilience of the global supply chain, and macroeconomic trends. The significant uncertainty related to the pandemic and macroeconomic conditions could have a material impact on our financial conditions, profitability, cash flows, and results and operations.
New Accounting Pronouncements
See Note 1 of “Notes to Condensed Consolidated Financial Statements” identified in Part I, Item I of this form 10-Q for further discussion of new accounting standards that have been adopted.
Results of Operations
(Tables in thousands, except percentages)
Revenues

	Revenues for the Three Months Ended March 31,		Percent Change From Prior Year	Revenues as a Percentage of Total Revenues for the Three Months Ended March 31,
	2023	2022		2023	2022
Products:
Aortic stent grafts	$26,150	$25,506	3%	32%	33%
On-X	17,656	14,371	23%	21%	19%
Surgical sealants	16,703	15,681	7%	20%	20%
Other	1,782	1,984	-10%	2%	3%
Total products	62,291	57,542	8%	75%	75%

Preservation services	20,938	19,671	6%	25%	25%
Total	$83,229	$77,213	8%	100%	100%
Revenues increased 8% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase in revenues for the three months ended March 31, 2023 was due to an increase in revenues from On-X products, preservation services, surgical sealants, and aortic stent grafts, partially offset by a decrease in revenues from other products. Revenues for the three months ended March 31, 2022 were negatively impacted in certain regions by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due to the COVID-19 pandemic and local labor disputes.

The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Three Months Ended March 31,				Percent Change From Prior Year
	2023	2022
	US GAAP	US GAAP	Exchange rate effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$26,150	$25,506	$(1,238)	$24,268	8%
On-X	17,656	14,371	(146)	14,225	24%
Surgical sealants	16,703	15,681	(286)	15,395	8%
Other	1,782	1,984	(15)	1,969	-9%
Total products	62,291	57,542	(1,685)	55,857	12%

Preservation services	20,938	19,671	(35)	19,636	7%
Total	$83,229	$77,213	$(1,720)	$75,493	10%
Constant currency revenues increased 10% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. See "Non-GAAP Measures of Financial Performance" below for further background on our non-GAAP measures.
A detailed discussion of the changes in product revenues and preservation services revenues for the three months ended March 31, 2023 is presented below.
Products

Revenues from products increased 8% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase for the three months ended March 31, 2023 was due to an increase in revenues from On-X products, surgical sealants, and aortic stent grafts, partially offset by a decrease in revenues from other products. Constant currency revenues from products increased 12% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. A discussion of the changes in product revenues for aortic stent grafts, On-X products, surgical sealants, and other product revenues is presented below.

Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars, with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, the US Dollar strengthened in comparison to major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.
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

Revenues from aortic stent grafts increased 3% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase was primarily due to an increase in average sales prices, which increased revenues by 5%, and a change in the mix and an increase in units sold, which increased revenues by 3%, partially offset by the effect of foreign exchange rates, which decreased revenues by 5%.

Constant currency revenues from aortic stent grafts increased 8% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase in revenues was partially due to improved conditions from the COVID-19 pandemic for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Revenues for the three months ended March 31, 2023 increased primarily in Europe, the Middle East, and Africa (collectively, “EMEA”).

The revenue increase in EMEA for the three months ended March 31, 2023 was primarily due to buying patterns in direct (to hospitals) and indirect (through distributor) markets. OEM sales of aortic stent grafts accounted for less than 1% of product revenues for the three months ended March 31, 2023 and 2022.

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
On-X product revenues increased 23% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase was primarily due to an increase in volume of units sold, which increased revenues by 15%, and an increase in average sales prices, which increased revenues by 9%, partially offset by the effect of foreign exchange rates, which decreased revenues by 1%.

Constant currency On-X product revenues increased 24% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase in revenues for the three months ended March 31, 2023 was due to revenue increases in all geographies, primarily in North America, Asia Pacific ("APAC"), and EMEA. The revenue increases in these markets were partially due to improved conditions from the COVID-19 pandemic for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase in revenues in North America for the three months ended March 31, 2023 was also impacted by customer buying patterns. The increase in revenues in APAC was also impacted by distributor buying patterns. The increase in revenues in EMEA was also impacted by an increase of shipments in direct markets and indirect markets for the three months ended March 31, 2023. On-X OEM sales accounted for less than 1% of product revenues for both the three months ended March 31, 2023 and 2022.
Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants increased 7% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase was primarily due to an increase in volume of milliliters sold, which increased revenues by 9%, partially offset by the effect of foreign exchange rates, which decreased revenues by 1%, and a decrease in average sales prices in certain regions, which decreased revenues by 1%.

Constant currency revenues from sales of surgical sealants increased 8% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase in revenues for the three months ended March 31, 2023 was primarily due to revenue increases in North America and APAC, partially offset by revenue decreases in EMEA.

Revenues from the sales of surgical sealants increased in North America during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to hospitals resuming more normal operations resulting from reduction of the COVID-19 pandemic restrictions. Revenues were negatively impacted during the three months ended March 31, 2022 due to delays and cancellations of some surgical procedures due to hospital staffing challenges as a result of a new COVID-19 variant. APAC revenues increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to distributor buying patterns.

During the three months ended March 31, 2023 revenues from the sales of surgical sealants in EMEA were less than during the three months ended March 31, 2022, primarily due to some customers accelerating orders in the second half of fiscal year 2022 in connection with delays in the renewal of our BioGlue CE Mark.

Domestic revenues from surgical sealants accounted for 51% and 48% of total surgical sealant revenues for the three months ended March 31, 2023 and 2022, respectively.
Other
Other revenues are comprised of PhotoFix and CardioGenesis cardiac laser therapy product revenues.
Other revenues decreased 10% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease in other revenues for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a decrease in CardioGenesis cardiac laser therapy product revenues, partially offset by an increase in PhotoFix product revenues.
Revenues from our CardioGenesis cardiac laser therapy product line historically consisted primarily of sales of handpieces and, in certain periods, the sale of laser consoles. In February 2023 our supplier of handpieces informed us that it was exiting the business and will no longer be supplying handpieces effective immediately because the sole-source manufacturer of tubing used in the handpiece assembly had gone out of business and a new supplier had yet to be identified and qualified. We are evaluating the impact of this disruption on our business and possible avenues for resumption of supply including the evaluation of alternate suppliers and handpiece manufacturers. We do not expect significant revenues from the CardioGenesis cardiac laser therapy product line until we qualify and obtain approval for a new handpiece manufacturing source.
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
We continue to evaluate modifications to our tissue processing procedures in an effort to improve tissue processing throughput, reduce costs, and maintain quality across our tissue processing business. Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter-to-quarter and year-to-year due to a variety of factors, including quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues for implant, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services.
Revenues from tissue processing increased 6% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase in revenues for the three months ended March 31, 2023 was primarily due to a change in the mix of tissues shipped, which increased revenues by 3%, and an increase in average sales prices, which increased revenues by 3%.
The increase in revenues from tissue processing for the three months ended March 31, 2023 was primarily due to an increase in medical procedures that utilize our cardiac tissues.

Cost of Products and Preservation Services
Cost of Products

	Three Months Ended March 31,
	2023	2022
Cost of products	$19,533	$17,408

Cost of products increased 12% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Cost of products for the three months ended March 31, 2023 and 2022 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.

The increase in cost of products for the three months ended March 31, 2023 was primarily due to an increase in shipments of On-X products and surgical sealants as well as an increase in the cost of aortic stent grafts and On-X products, as compared to the three months ended March 31, 2022.
Cost of Preservation Services

	Three Months Ended March 31,
	2023	2022
Cost of preservation services	$9,969	$9,086
Cost of preservation services increased 10% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Cost of preservation services included costs for cardiac and vascular tissue preservation services.

The increase in cost of preservation services for the three months ended March 31, 2023 was primarily due to an increase in shipments of cardiac tissues, and, to a lesser extent, due to an increase in processing cost of vascular tissues, as compared to the three months ended March 31, 2022.

Gross Margin

	Three Months Ended March 31,
	2023	2022
Gross margin	$53,727	$50,719
Gross margin as a percentage of total revenues	65%	66%
Gross margin increased 6% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to an increase in shipments of surgical sealants, certain aortic stent grafts, and On-X products and an increase in average sales prices of aortic stent grafts and On-X products. The increase in gross margin was partially offset by the effect of foreign exchange rates and an increase in product costs of aortic stent grafts and On-X products.
Gross margin as a percentage of total revenues decreased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to an increase in product costs of certain products sold resulting from inflationary pressures of materials and labor, partially offset by favorable pricing of certain products during the three months ended March 31, 2023.

Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended March 31,
	2023	2022
General, administrative, and marketing expenses	$50,365	$38,955
General, administrative, and marketing expenses as a percentage of total revenues	61%	50%
General, administrative, and marketing expenses increased 29% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase in General, administrative, and marketing expenses for the three months ended March 31, 2023 was primarily due to an increase in business development expense, personnel-related, and marketing costs.
General, administrative, and marketing expenses included $5.0 million of business development expense for the three months ended March 31, 2023, as compared to $1.6 million of income for the three months ended March 31, 2022. We incurred $4.8 million of business development expense during the three months ended March 31, 2023, related to the fair value adjustments for the Ascyrus contingent consideration, as compared to $1.8 million of business development income during the three months ended March 31, 2022.
Research and Development Expenses

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$7,223	$10,128
Research and development expenses as a percentage of total revenues	9%	13%
Research and development expenses decreased 29% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Research and development spending for the three months ended March 31, 2023 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts, On-X, and PerClot products.
Interest Expense
Interest expense was $6.1 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively. Interest expense for the three months ended March 31, 2023 and 2022 relates to interest on debt and uncertain tax positions. The increase in interest expense for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to an increase in the interest rate on our term loan.
Other (Income) Expense, Net
Other (income) expense, net was $1.0 million of income and $133,000 of expense for the three months ended March 31, 2023 and 2022, respectively. Other (income) expense, net primarily includes the realized and unrealized effects of foreign currency gains and losses.

Earnings

(Table in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Loss before income taxes	$(8,919)	$(2,429)
Income tax expense	4,613	960
Net loss	$(13,532)	$(3,389)

Diluted loss per common share	$(0.33)	$(0.08)
Diluted weighted-average common shares outstanding	40,432	39,850
We experienced a loss before income taxes for the three months ended March 31, 2023 and 2022. The loss before income taxes for the three months ended March 31, 2023 was impacted by an increase in certain operating expenses to support revenue expansion, an increase in interest expense, and the change in fair value of our financial instruments. The loss before income taxes for the three months ended March 31, 2022 was impacted by an increase in operating expenses to support revenue expansion and an increase in research, development, and clinical expenses. Revenues for the three months ended March 31, 2022 were also unfavorably impacted by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due in part to the COVID-19 pandemic in certain regions.
Our effective income tax rate was an expense of 52% and 40% for the three months ended March 31, 2023 and 2022, respectively. The change in the tax rate for the three months ended March 31, 2023 was primarily due to changes in pre-tax book income, a decrease in the excess tax benefit related to stock compensation, and an increase in the estimated current year valuation allowance, as compared to the three months ended March 31, 2022.
Our income tax rate for the three months ended March 31, 2023 and 2022 was primarily impacted by changes in our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax shortfalls on stock compensation.
We experienced net loss and diluted loss per common share for the three months ended March 31, 2023 and 2022. Net loss and diluted loss per common share for the three months ended March 31, 2023 was primarily due to loss before income taxes, as discussed above.
Non-GAAP Measures of Financial Performance

To supplement our Condensed Consolidated Financial Statements presented in accordance with US GAAP, we use constant currency revenues, which is a non-GAAP financial measure. We define constant currency revenues as revenues minus the exchange rate effect. We define exchange rate effect as the year-over-year impact of foreign currency movements using current period foreign currency rates applied to prior period transactional currency amounts.

We are providing non-GAAP financial measures in this report as we believe that these figures are helpful in allowing management and investors to more accurately assess the ongoing nature of our operations and measure our performance more consistently across periods. Management uses constant currency revenues internally to assess the operational performance of the Company, as a component in compensation metrics, and as a basis for strategic planning.
We believe the provided non-GAAP measures are meaningful in addition to the information contained in the US GAAP presentation of financial performance. Investors should consider this non-GAAP information in addition to, and not as a substitute for, financial measures prepared in accordance with US GAAP. In addition, this non-GAAP financial information may not be the same as similar measures presented by other companies.

Seasonality
As a result of the uncertainty and other impacts of the COVID-19 pandemic and the resulting shifts of timing in some revenue, our historically observable seasonality of revenues has been impacted or obscured in 2022 and 2023 and potentially beyond.
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
Liquidity and Capital Resources
Net Working Capital
As of March 31, 2023 net working capital (current assets of $240.7 million less current liabilities of $44.0 million) was $196.7 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, as compared to net working capital of $197.6 million and a current ratio of 5 to 1 at December 31, 2022.
Overall Liquidity and Capital Resources
Our primary cash requirements for the three months ended March 31, 2023 were for general working capital needs, interest and principal payments under our Credit Agreement (defined below), interest payments under our Convertible Senior Notes (defined below), capital expenditures for facilities and equipment, and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.
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
On December 19, 2022 in accordance with adopting ASU 2020-04 and 2021-01, we entered into an amendment to our Credit Agreement to replace the LIBOR based benchmark interest rate with the SOFR based benchmark interest rate for our Term Loan Facility and our Revolving Credit Facility. Based on historical analysis of the differences between the benchmark rates, SOFR is adjusted to arrive at a Term SOFR rate that serves as the replacement base rate for LIBOR under our amended credit facilities. Under this amendment, at the maturity of our existing LIBOR-based loan on December 30, 2022, the interest rate at the repricing of our Term Loan Facility was calculated as Term SOFR plus a fixed percentage credit spread of 3.50%. The loan under the Revolving Credit Facility bears interest at Term SOFR plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. As of March 31, 2023 the aggregate interest rate of the Credit Agreement was 8.66% per annum.
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of March 31, 2023 was approximately $90.7 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes $1.2 million for the three months ended March 31, 2023 and 2022 related to the aggregate of the contractual coupon interest and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. There were $1.7 million and $1.9 million of unamortized debt issuance costs related to Convertible Senior Notes as of March 31, 2023 and December 31, 2022, respectively.

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
As of March 31, 2023 approximately 60% of our cash and cash equivalents were held in foreign jurisdictions.
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flows (used in) provided by:
Operating activities	$(6,154)	$(598)
Investing activities	(2,843)	(2,708)
Financing activities	1,171	(235)
Effect of exchange rate changes on cash and cash equivalents	(752)	(61)
Decrease in cash and cash equivalents	$(8,578)	$(3,602)
Net Cash Flows from Operating Activities
Net cash used in operating activities was $6.2 million and $598,000 for the three months ended March 31, 2023 and 2022, respectively.
We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the three months ended March 31, 2023 these non-cash items primarily included $5.7 million of depreciation and amortization expenses, $4.8 million of fair value adjustments of financial instruments, $3.3 million of non-cash compensation, $2.2 million of deferred income tax changes, and $1.8 million of lease expenses.

Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2023 these included $6.3 million due to timing differences between the recording of accounts payable, accrued expenses, and other liabilities and the payment of cash, $3.2 million due to an increase in inventory balances and deferred preservation costs, and $2.0 million due to an increase in prepaid expenses and other assets, partially offset by the favorable effect of $3.5 million due to the timing differences between recording receivables and the receipt of cash.
Net Cash Flows from Investing Activities
Net cash used in investing activities was $2.8 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 cash used in investing activities primarily included $2.2 million of cash used for capital expenditures.
Net Cash Flows from Financing Activities
Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2023. Net cash used in financing activities was $235,000 for the three months ended March 31, 2022. The current year cash provided by financing activities was primarily due to $2.6 million of proceeds from the exercise of stock options and issuances of common stock, partially offset by $690,000 for the repayment of debt and $590,000 for repurchases of common stock to cover tax withholdings.
Scheduled Contractual Obligations and Future Payments
Our long-term debt obligations and interest payments include $314.1 million of scheduled principal payments and $85.9 million in anticipated interest payments related to our Credit Agreement, Convertible Senior Notes, and other governmental loans.
We have contingent payment obligations that include up to $100.0 million to be paid to the former shareholders of Ascyrus, upon the achievement of certain milestones. Assuming compliance with other requirements under the Endospan loan agreement, during the second quarter of 2023, we anticipate making a $5.0 million third tranche Endospan loan agreement payment, as Endospan has achieved certain clinical trial milestones. As part of the transaction with Baxter, we may be required to pay up to $7.5 million if certain milestones are met.
Our operating and finance lease obligations result from the lease of land and buildings that comprise our corporate headquarters and our various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on company vehicles; and leases on a variety of office and other equipment.
Capital Expenditures
Capital expenditures were $2.2 million for the three months ended March 31, 2023 and 2022. Capital expenditures for the three months ended March 31, 2023 were primarily related to routine purchases of leasehold improvements, manufacturing and tissue processing equipment, computer software needed to support our business, and computer equipment.
Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest income and interest expense are sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash and cash equivalents of $30.8 million as of March 31, 2023 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility, Term Loan Facility, and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us for the three months ended March 31, 2023, affecting our cash and cash equivalents, Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.

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
An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2023 affecting our balances denominated in foreign currencies could impact our financial position or cash flows by approximately $7.0 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the three months ended March 31, 2023 affecting our revenue and expense transactions denominated in foreign currencies would not have had a material impact on our financial position, profitability, or cash flows.
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
Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of March 31, 2023 the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the US Securities and Exchange Commission’s rules and forms.

Changes to Disclosure Controls and Procedures
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Beginning in early 2020, businesses, communities, and governments worldwide have taken, and continue to take, a wide range of actions to mitigate the spread and impact of COVID-19, leading to an unprecedented impact on the global economy. We continue to be subject to risks related to the COVID-19 pandemic and its impact on broader macroeconomic trends, and risks that may result from future pandemics, epidemics, or other public health crises. The nature and extent of these risks are uncertain and may vary greatly by region, but COVID-19 and similar public health crises have impacted and can impact:

•Our workforce. The COVID-19 pandemic impacted workforces worldwide as employers faced worker shortages, increased pressure for remote work opportunities, increased compensation pressure, and an unprecedented war for talent and turnover at all levels as a result.
•Our business operations. The COVID-19 pandemic resulted in constraints on healthcare system capacity, shortages in healthcare staffing, and restrictions on travel and non-critical hospital access, all of which have had and may continue to have an impact on our business operations and sales, particularly through reductions in demand for certain products and services due to reduced procedure volumes. We have also observed downstream financial effects from the pandemic, including an increase in delays or difficulty in collecting outstanding receivables, particularly with governmental payors in regions heavily impacted by COVID-19 and the related macroeconomic fallout.
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
•Our research and development pipeline. The COVID-19 pandemic impacted our R&D pipeline, including by impacting the timelines for our R&D and clinical research projects and the timing of and need for spending. Enrollment and timelines for our clinical trials have been, and might continue to be, impacted as healthcare providers re-prioritize resources, address staffing shortages, and limit access to healthcare facilities.

The extent to which COVID-19, its variants, or any future public health crises impact our operations, and extent to which our operations are impacted by the recovery from COVID-19 and its fallout on broader macroeconomic conditions, will depend largely on future developments that are highly uncertain and unpredictable and may vary greatly by region. This impact and any such adverse developments or prolonged periods of uncertainty could adversely affect our financial performance.

We are subject to a variety of risks due to our international operations and continued global expansion.

Our international operations subject us to a number of risks, which may vary significantly from the risks we face in our US operations, including:

•Greater difficulties and costs associated with staffing at all levels, establishing and maintaining internal controls, managing foreign operations and distributor relationships, and selling directly to customers;
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

As an example of this risk, via a Ministerial Decree of July 6, 2022, published September 15, 2022, the Italian government stated that the spending ceiling for medical devices at the national and regional levels had been exceeded, requiring medical device companies to pay back overpayments the government claims companies received between 2015 and 2018. Currently, Artivion’s repayment exposure for this period is estimated at approximately €400,000, which is subject to change as judicial challenges and negotiations between the Company, industry representatives, and the Italian government are ongoing.

Our operations and performance have been, and may continue to be, impacted by regional and global geopolitical conditions, domestic and foreign trade and monetary policies, and other factors beyond our control. As an example of these risks, Russia’s military attacks on Ukraine have triggered significant sanctions from the US and foreign governments and retaliatory actions from Russia, resulting in significant banking and trade disruptions. The war has also resulted in significant devastation to the people and infrastructure in the region, significantly impacting trade and transportation which may impact our global supply chain, increase prices, and limit our ability to continue to do business in affected regions.

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

The market for our products and services is competitive and affected by new product introductions and activities of other industry participants. We face intense competition in virtually all of our product lines. A significant percentage of market revenues from competitive products are generated by Baxter, Ethicon (a Johnson & Johnson Company), Medtronic, plc, Abbott Laboratories, Edwards Lifesciences Corp., C.R. Bard, Inc. (a subsidiary of Becton, Dickinson and Company), Integra Life Sciences Holdings, LifeNet, Corcym, Anteris Technologies, Inc., Aziyo Biologics, Cook Medical, Gore & Associates, Terumo, LeMaitre Vascular, Inc., Maquet, Inc., Pfizer, Inc., and BioCer Entwicklungs-GmbH. Several of our competitors enjoy competitive advantages over us, including:

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
•Achieve necessary price increases to be able to cost reliably process and supply high-demand tissues;
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

In addition, US and foreign governmental authorities have adopted laws and regulations that restrict tissue preservation services. Any of these laws or regulations could change, including becoming more restrictive, or our interpretation of them could be challenged by governmental authorities.

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

As an example of this risk, our BioGlue CE Mark expired in December 2021. Delays in renewing the CE Mark and challenges securing certain related derogations ultimately impacted the availability of BioGlue in certain European markets and other markets reliant on the CE Mark, impacting our revenue from BioGlue in those markets. See also, Part I, Item 1A, “Risk Factors—Industry Risks— Our products and tissues are highly regulated and subject to significant quality and regulatory risks.” (further discussing the impact of and risks related to the BioGlue CE Mark).

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
•Take further market share in the mechanical heart valve market based on the FDA’s approved lower INR indication for the On-X aortic heart valve or complete the associated FDA mandated post-approval studies;
•Address clinical trial data or changes in technology that may reduce the demand for mechanical heart valves, such as data regarding transcatheter aortic valve replacement, or “TAVR” devices;
•Manage risks associated with less favorable contract terms for On-X products on consignment at hospitals; and
•Respond adequately to enhanced international regulatory requirements or enforcement activities;

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

The materials and supplies used in our product manufacturing and tissue processing are subject to regulatory requirements and oversight. If materials or supplies used in our processes fail to meet these requirements or are subject to regulatory enforcement action, they may have to be scrapped, or our products or tissues could be rejected during or after processing, recalled, or rejected by customers. In these cases, we may have to immediately scrap raw or in-process materials, or expense the costs of manufacturing or preservation.

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

Finally, the COVID-19 pandemic, the war in Ukraine, work force shortages, exchange rates, and inflation continue to impact the global supply chain; their impact on workforces, global mobility, material availability, demand, and shipping and reorder times and reliability has reportedly continued or worsened in many cases. The ongoing war in Ukraine may add to or exacerbate challenges faced by the global supply chain. See Part I, Item 1A, “Risk Factors – Business and Economic Risks – We are subject to a variety of risks due to our international operations and continued global expansion.” Although we have yet to experience any material effects of this impact on our supply chain or operations, we face an increasing risk that upstream disruptions may occur. Risks relating to the lingering effects of global supply chain disruptions may even continue after COVID-19’s risk as a global pandemic and the war in Ukraine have subsided.

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

As an example of these risks, in 2019 we lost our supply of handpieces for cardiac laser therapy resulting from a manufacturing location change at our supplier that ultimately required a PMA supplement and FDA approval before handpiece manufacturing and distribution could resume. Even though the FDA approved the PMA-S, our supplier was unable to fully resume production due to factors outside of our control. Due to these and other supplier issues, we had virtually no supply of handpieces during the first three quarters of 2021. In the fourth quarter of 2021 our supplier was notified that their sole-source manufacturer of tubing used in the handpiece assembly had gone out of business, requiring us to work with our supplier to identify and qualify a new supplier before a disruption in handpiece availability occurred. In February 2023 we were notified by our supplier that, because the sole-source manufacturer had gone out of business, and because a new supplier had yet to be identified and qualified, our supplier would cease to supply handpieces, effective immediately, and be disrupted in 2023 and potentially beyond.

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

Our aortic stent graft systems consist of two main product components: the stent graft and the delivery system. The stent graft is manufactured from several different raw materials that are manufactured internally or at various external suppliers, including single suppliers. The delivery systems we manufacture are comprised of several different raw materials and subassemblies. Our internal manufacturing processes include injection molding and machining of plastic parts, suturing of stent grafts, processing of Nitinol, and weaving of textiles. Our conventional polyester grafts consist of two main product components: polyester fabric and collagen coating. The polyester fabric is woven from a few different yarns that are supplied by an external supplier. The collagen suspension we manufacture is comprised of a collagenous tissue that is supplied by a single supplier. The conventional ePTFE grafts we manufacture are comprised of various raw materials supplied by several suppliers. For some products the ePTFE grafts are heparin coated. For these products, the heparin suspension we manufacture is comprised of a heparin solution that is also supplied by an external supplier. Our E-ventus BX bridging stent is supplied by an external supplier and our supply agreement expired at the end of 2022 with final deliveries occurring in the first half of 2023. Once exhausted, we will no longer have a supply of E-ventus BX bridging stents.

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

Our business and future operating results depend in significant part upon the continued contributions of our specialized workforce, including key personnel, qualified personnel with medical device and tissue processing experience, and senior management with experience in the medical device or tissue processing space, some of whom would be difficult to replace. Our business and future operating results, including production at our manufacturing and tissue processing facilities, also depend in significant part on our ability to attract and retain qualified management, operations, processing, marketing, sales, and support personnel. Our primary facilities are in Kennesaw, Georgia; Austin, Texas; and Hechingen, Germany, where the supply of qualified medical device and tissue processing and other personnel is limited, competition for such personnel is significant, and we cannot ensure that we will be successful in attracting or retaining them. We face risks if we lose any key employees to other employers or due to severe illness, death, or retirement, if any of our key employees fail to perform adequately, or if we are unable to attract and retain skilled employees. This risk was exacerbated by the pandemic and continues to be impacted by changes in macroeconomic conditions. Competition or talent and worker shortages at all levels have impacted supply chains and distribution channels and our ability to attract and retain the specialized workforce necessary for our business and operations.

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

Additionally, our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the Endospan Transaction depends on a number of additional factors including Endospan’s ability to: (a) comply with the Endospan Loan and other debt obligations, and avoid an event of default; (b) successfully commercialize NEXUS and NEXUS DUO, raise capital and drive adoption in markets in and outside of Europe; (c) meet demand for NEXUS and NEXUS DUO; (d) meet quality and regulatory requirements for NEXUS and NEXUS DUO; (e) manage any intellectual property risks and uncertainties associated with NEXUS and NEXUS DUO; (f) obtain FDA approval of NEXUS and NEXUS DUO; (g) remain a going concern; and (h) develop NEXUS, NEXUS DUO, and other product improvements to meet competitive threats and physician demand. As an example of this risk, the forecasted operating results related to NEXUS decreased in the fourth quarter of 2021, resulting in an impairment to the carrying value of the Endospan Option, and a full write-down of the value of the Endospan Loan, reflecting decreased expectations with respect to the anticipated benefits of the Endospan Transaction.

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

In order to reflect our evolution to focus on providing innovative technologies to surgeons who treat patients with aortic disease, we changed our name to Artivion, Inc., effective January 18, 2022 (the “Corporate Rebrand”). The Corporate Rebrand also involved the adoption of a new ticker symbol on the New York Stock Exchange, “AORT.” We may face unanticipated disruptions to our business arising from the Corporate Rebrand, and it may expose us to additional risks, including:

•Disruptions or unanticipated delays accessing certain markets or segments due to delays or other issues with regulatory approvals, clinical trials, or other updates arising from or related to the Corporate Rebrand;
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

We rely upon a combination of sophisticated information technology systems as well as traditional recordkeeping to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information (including, but not limited to, information about our business, financial information, personnel data, intellectual property, and, in some instances, patient data). Our information technology and information security systems and records are potentially vulnerable to security breaches, service interruptions, data loss, or malicious attacks resulting from inadvertent or intentional actions by our employees, vendors, or other third parties. In addition, due to the COVID-19 pandemic, we have implemented remote work arrangements for some employees, and those employees may use outside technology and systems that are vulnerable to security breaches, service interruptions, data loss or malicious attacks, including by third parties.

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

As an example of these risks, on May 25, 2017, the European Union adopted new regulations governing medical devices (the MDR), which were fully implemented on May 26, 2021. The MDR places stricter requirements on manufacturers and European Notified Bodies regarding, among other things, product classifications and pre- and post-market clinical studies for product clearances and approvals which could result in product reclassifications or the imposition of other regulatory requirements that could delay, impede, or prevent our ability to commercialize existing, improved, or new products in the European Economic Area and other markets that require CE Marking. Additionally, to the extent the MDR places stricter requirements on manufacturers of custom-made devices, those new requirements could delay, impede, or otherwise impact the availability of our E-xtra Design Engineering products. COVID-19 has impacted the predictability and timelines associated with the MDR transition. Most recently, the European Parliament voted to extend the MDR transition period and amend other related provisions but it is still unclear whether this extension will be able to mitigate the challenges posed by the transition to the MDR.

Since the implementation of the MDR, Notified Bodies must review any proposed changes to determine if they require evaluation under the MDR or if they can still be evaluated under the currently held Medical Device Directive (“MDD”) certifications. Our inability to obtain certifications for changes under the transitional provisions of the MDR’s Article 120 or successfully submit proposed changes requiring MDR evaluation will delay implementation of those changes which could adversely impact our ability to obtain or renew certifications, clearances, or approvals for our products.

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

As another example of this risk, our CE-mark for BioGlue expired in December 2021. Due to delays renewing this CE-mark and transitioning BioGlue to a new Notified Body, our ability to supply certain markets with BioGlue was impacted. Although we were able to mitigate most of the impact by obtaining derogations in the majority of relevant territories, we may face similar risks and market disruptions related to the MDR transition which continues to be in a state of change.

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

In December 2019 we learned that the FDA is preparing to issue a proposed rule for reclassification of more than minimally manipulated ("MMM") allograft heart valves to Class III medical devices, which could include our CryoValve SGPV. Following a comment period and subsequent publication of any final rule, should the CryoValve SGPV be determined to be MMM, we expect to have approximately thirty months to submit an FDA PMA application, after which the FDA will determine if, and for how long, we may continue to provide these tissues to customers during review of the PMA application. To date, the FDA has not issued such a proposed final rule.

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

We are currently seeking regulatory approval for BioGlue in China, where the Chinese regulatory body has made additional requests, and expressed several concerns, related to the application. We have obtained an extension of time until February 2024 in which to secure approval for BioGlue in China. If we cannot obtain approval by then, or the costs to do so are prohibitive, we ultimately may be unable to sell BioGlue in China.

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

In response to perceived increases in healthcare costs in recent years, there have been, and continue to be, proposals by the governmental authorities, third-party payors, and elected office holders and candidates to impact public health, control healthcare costs and, more generally, to reform the healthcare systems. Additional uncertainty is anticipated as debates about healthcare and public health continue in light of the COVID-19 pandemic which may have an impact on US law relating to the healthcare industry. Many US healthcare laws, such as the Affordable Care Act, are complex, subject to change, and dependent on interpretation and enforcement decisions from government agencies with broad discretion. The application of these laws to us, our customers, or the specific services and relationships we have with our customers is not always clear. Our failure to anticipate accurately any changes to, or the repeal or invalidation of all or part of the Affordable Care Act and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity and negatively affect our business, results of operations, and financial condition.

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

Our business could be impacted by increased shareholder emphasis on environmental, social, and governance matters or efforts by certain governmental authorities to reduce such emphasis.

Investors and other key stakeholders are increasingly focusing on areas of corporate responsibility, and particularly matters related to environmental, social, and governance (“ESG”) factors. Institutional investors have expressed expectations with respect to ESG matters that they use to guide their investment strategies and may, in some cases, choose not to invest in us if they believe our ESG policies are lagging or inadequate. Other stakeholders also have expectations regarding ESG factors, such as employees or potential employees who desire to work for a company that reflects their personal values. These areas of focus are continuing to evolve, as are the criteria that investors assess companies’ performance in these areas. Investors are increasingly looking to companies that demonstrate strong ESG and sustainability practices as an indicator of long-term resilience, especially in light of events such as the COVID-19 pandemic. Conversely, certain governmental authorities are challenging investors' reliance on ESG factors as, among other things, inconsistent with certain fiduciary duties. Keeping up with and meeting these expectations, sometimes contradictory, may disrupt our business and divert the attention of our management, and we may be unable to make the investments in ESG programs that our competitors with greater financial resources are able to make or we may be challenged by governmental authorities if we choose to make such investments. Failure to meet the expectations of investors, other stakeholders, or certain governmental authorities in these areas may damage our reputation, impact employee retention, impact the willingness of our customers to do business with us, or otherwise impact our financial results and stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table provides information about purchases by us during the three months ended March 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Common Shares and Common Stock Units Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
01/01/23 - 01/31/23	—	$—
02/01/23 - 02/28/23	40,690	13.94
03/01/23 - 03/31/23	1,789	12.97
Total	42,479	$13.90	—	$—
The common shares purchased during the three months ended March 31, 2023 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.
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

May 5, 2023
DATE