Form 10-Q
period 2023-06-30
ARTIVION, INC.
filed 2023-08-04
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2023
Common Stock, $0.01 par value	41,039,761

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Products	$66,003	$58,936	$128,294	$116,478
Preservation services	23,248	21,404	44,186	41,075
Total revenues	89,251	80,340	172,480	157,553

Cost of products and preservation services:
Products	20,977	18,230	40,510	35,638
Preservation services	10,190	9,938	20,159	19,024
Total cost of products and preservation services	31,167	28,168	60,669	54,662

Gross margin	58,084	52,172	111,811	102,891

Operating expenses:
General, administrative, and marketing	57,241	38,983	107,606	77,938
Research and development	7,418	8,648	14,641	18,776
Total operating expenses	64,659	47,631	122,247	96,714
Gain from sale of non-financial assets	(14,250)	—	(14,250)	—
Operating income	7,675	4,541	3,814	6,177

Interest expense	6,356	4,101	12,452	8,049
Interest income	(265)	(30)	(340)	(46)
Other expense, net	4,241	3,770	3,278	3,903

Loss before income taxes	(2,657)	(3,300)	(11,576)	(5,729)
Income tax expense	725	959	5,338	1,919

Net loss	$(3,382)	$(4,259)	$(16,914)	$(7,648)

Loss per share:
Basic	$(0.08)	$(0.11)	$(0.41)	$(0.19)
Diluted	$(0.08)	$(0.11)	$(0.41)	$(0.19)

Weighted-average common shares outstanding:
Basic	40,755	40,031	40,595	39,941
Diluted	40,755	40,031	40,595	39,941

Net loss	$(3,382)	$(4,259)	$(16,914)	$(7,648)
Other comprehensive loss:
Foreign currency translation adjustments	1,826	(14,796)	5,442	(18,571)
Comprehensive loss	$(1,556)	$(19,055)	$(11,472)	$(26,219)
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,775	$39,351
Trade receivables, net	64,806	61,820
Other receivables	4,450	7,764
Inventories, net	78,458	74,478
Deferred preservation costs, net	48,302	46,371
Prepaid expenses and other	19,107	17,550
Total current assets	263,898	247,334

Goodwill	245,561	243,631
Acquired technology, net	147,029	151,263
Operating lease right-of-use assets, net	40,825	41,859
Property and equipment, net	38,389	38,674
Other intangibles, net	29,966	31,384
Deferred income taxes	3,951	1,314
Other assets	8,242	7,339
Total assets	$777,861	$762,798

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,455	$12,004
Accrued compensation	12,792	13,810
Taxes payable	10,641	2,635
Accrued expenses	10,365	12,374
Current maturities of operating leases	4,037	3,308
Accrued procurement fees	1,744	2,111
Current portion of long-term debt	1,561	1,608
Other liabilities	4,635	1,825
Total current liabilities	56,230	49,675

Long-term debt	306,109	306,499
Contingent consideration	56,100	40,400
Non-current maturities of operating leases	39,989	41,257
Deferred income taxes	19,469	24,499
Deferred compensation liability	6,541	5,468
Non-current finance lease obligation	3,446	3,644
Other liabilities	7,469	7,027
Total liabilities	$495,353	$478,469

Commitments and contingencies

Shareholders' equity:
Preferred stock	—	—
Common stock (75,000 shares authorized, 42,443 and 41,830 shares issued and outstanding in 2023 and 2022, respectively)	424	418
Additional paid-in capital	347,030	337,385
Retained deficit	(34,131)	(17,217)
Accumulated other comprehensive loss	(16,167)	(21,609)
Treasury stock, at cost, 1,487 shares as of June 30, 2023 and December 31, 2022	(14,648)	(14,648)
Total shareholders' equity	282,508	284,329

Total liabilities and shareholders' equity	$777,861	$762,798
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Net cash flows from operating activities:
Net loss	$(16,914)	$(7,648)

Adjustments to reconcile net loss to net cash from operating activities:
Change in fair value of contingent consideration	15,700	(5,000)
Depreciation and amortization	11,501	11,497
Non-cash compensation	7,279	6,100
Fair value adjustment of long-term loan	5,000	—
Non-cash lease expense	3,631	3,803
Write-down of inventories and deferred preservation costs	2,021	2,177
Deferred income taxes	(8,073)	(1,611)
Gain from sale of non-financial assets	(14,250)	—
Other	1,836	940
Changes in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	1,607	(5,677)
Receivables	655	(9,635)
Prepaid expenses and other assets	(2,317)	(205)
Inventories and deferred preservation costs	(6,921)	(3,653)
Net cash flows provided by (used in) operating activities	755	(8,912)

Net cash flows from investing activities:
Proceeds from sale of non-financial assets, net	14,250	—
Capital expenditures	(4,029)	(4,055)
Payments for Endospan Agreement	(5,000)	—
Other	(986)	(939)
Net cash flows provided by (used in) investing activities	4,235	(4,994)

Net cash flows from financing activities:
Proceeds from financing insurance premiums	3,558	—
Proceeds from exercise of stock options and issuance of common stock	2,581	2,318
Principal payments on short-term notes payable	(529)	—
Redemption and repurchase of stock to cover tax withholdings	(563)	(1,739)
Repayment of term loan	(1,381)	(1,370)
Other	(262)	(241)
Net cash flows provided by (used in) financing activities	3,404	(1,032)

Effect of exchange rate changes on cash and cash equivalents	1,030	310
Increase (decrease) in cash and cash equivalents	9,424	(14,628)

Cash and cash equivalents beginning of period	39,351	55,010
Cash and cash equivalents end of period	$48,775	$40,382
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2023	42,366	$424	$342,883	$(30,749)	$(17,993)	(1,487)	$(14,648)	$279,917
Net loss	—	—	—	(3,382)	—	—	—	(3,382)
Other comprehensive income	—	—	—	—	1,826	—	—	1,826
Equity compensation	75	—	4,119	—	—	—	—	4,119
Redemption and repurchase of stock to cover tax withholdings	2	—	28	—	—	—	—	28
Balance at June 30, 2023	42,443	$424	$347,030	$(34,131)	$(16,167)	(1,487)	$(14,648)	$282,508

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	41,830	$418	$337,385	$(17,217)	$(21,609)	(1,487)	$(14,648)	$284,329
Net loss	—	—	—	(16,914)	—	—	—	(16,914)
Other comprehensive income	—	—	—	—	5,442	—	—	5,442
Equity compensation	401	4	7,629	—	—	—	—	7,633
Exercise of options	196	2	2,004	—	—	—	—	2,006
Employee stock purchase plan	56	1	574	—	—	—	—	575
Redemption and repurchase of stock to cover tax withholdings	(40)	(1)	(562)	—	—	—	—	(563)
Balance at June 30, 2023	42,443	$424	$347,030	$(34,131)	$(16,167)	(1,487)	$(14,648)	$282,508
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

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Consolidated Balance Sheet as of December 31, 2022 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three and six months ended, June 30, 2023 and 2022 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by US GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2022. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with US GAAP, which require us to make estimates and assumptions. We did not experience any significant changes during the three and six months ended June 30, 2023 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2022.
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

2.    Sale of PerClot

Overview

On July 28, 2021 we entered into an asset purchase agreement, Transitional Manufacturing and Supply Agreement (“TMSA”), and other ancillary agreements related to the sale of PerClot®, a polysaccharide hemostatic agent used in surgery (“PerClot”), to a subsidiary of Baxter International, Inc. (“Baxter”) and an agreement to terminate all of our material agreements with Starch Medical, Inc. (“SMI”) related to PerClot (collectively the “Baxter Transaction”). Under the terms of the Baxter Transaction, Baxter will pay an aggregate of up to $54.5 million in consideration (we will receive up to $41.0 million and SMI will receive up to $13.5 million), consisting of (i) $25.0 million at closing, of which $6.0 million was paid to SMI; (ii) $18.8 million upon our receipt of Premarket Approval (“PMA”) from the US Food and Drug Administration (the “FDA”) for PerClot and our transfer of the PMA to Baxter, of which $4.5 million was paid to SMI; and (iii) up to $10.0 million upon Baxter’s achievement of certain cumulative worldwide net sales of PerClot prior to December 31, 2026 and December 31, 2027, of which up to $3.0 million is payable to SMI. In addition, at the conclusion of our manufacturing and supply services for Baxter, Baxter will pay $780,000 upon transfer of our PerClot manufacturing equipment. Under the terms of the Baxter Transaction, we will continue to provide to Baxter certain transition services relating to the sale of SMI PerClot outside of the US. Within the terms of the TMSA, we will manufacture and supply PerClot for Baxter post PMA for a contractual period of 21 months, subject to short-term renewal provisions.
PerClot PMA
On May 23, 2023 the FDA granted PMA of PerClot for use to control bleeding in certain open and laparoscopic surgical procedures. Pursuant to the terms of the TMSA of the Baxter Transaction, we transferred the ownership of the PMA to Baxter following approval. In May 2023 we received a payment of $18.8 million from Baxter, of which $4.5 million was paid to SMI. As a result, we recorded a pre-tax gain of $14.3 million as the assets were derecognized upon closing of the Baxter Transaction in fiscal year 2021, included as Gain from sale of non-financial assets within the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023.
Following receipt of the PMA, under the terms of the TMSA, we began manufacturing and supplying PerClot for Baxter.
The Company accounted for this TMSA in accordance with the provision of ASC 842 by bifurcating the lease and non-lease components and recognizing each component based on ASC 842 and ASC 606, respectively.
3.    Agreements with Endospan
Exclusive Distribution Agreement and Securities Purchase Option Agreement
On September 11, 2019 Artivion’s wholly owned subsidiary, JOTEC GmbH (“JOTEC”), entered into an exclusive distribution agreement with Endospan Ltd. (“Endospan”), an Israeli corporation, pursuant to which JOTEC obtained exclusive distribution rights for NEXUS and accessories in certain countries in Europe in exchange for a fixed distribution fee of $9.0 million paid in September 2019.
We also entered into a securities purchase option agreement (“Endospan Option”) with Endospan for $1.0 million paid in September 2019. The Endospan Option provides Artivion the option to purchase all the outstanding securities of Endospan from Endospan’s securityholders at the time of acquisition, or the option to acquire all of Endospan’s assets, in each case, for a price between $350.0 and $450.0 million before, or within a certain period of time after FDA approval of NEXUS, with such option expiring if not exercised within 90 days after receiving notice that Endospan has received approval from the FDA for NEXUS.

Loan Agreement
Artivion and Endospan also entered into a loan agreement (“Endospan Loan”), dated September 11, 2019, in which Artivion agreed to provide Endospan a secured loan of up to $15.0 million to be funded in three tranches of $5.0 million each.
The first tranche of the Endospan Loan was funded upon execution of the agreement in September 2019. In September 2020 we funded the second tranche payment of $5.0 million upon the certification of the NEXUS IDE from the FDA. In May 2023 we funded the third tranche payment of $5.0 million upon the certification of enrollment of 50% of the required number of patients in the primary arm of the FDA approved clinical trial for NEXUS.

We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics and adjust the amount recorded to its current fair market value at each reporting period. We performed an assessment of the fair value of the Endospan Loan, including the funding of the third tranche payment in May 2023. We determined that the loan had no fair value as of June 30, 2023 and recorded a $5.0 million expense included in Other Expense, Net within the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023.
4.    Financial Instruments
The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

June 30, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,297	$—	$—	$22,297
Certificates of deposit	948	—	—	948
Total assets	$23,245	$—	$—	$23,245

Long-term liabilities:
Contingent consideration	—	—	(56,100)	(56,100)
Total liabilities	$—	$—	$(56,100)	$(56,100)

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,098	$—	$—	$10,098
Total assets	$10,098	$—	$—	$10,098

Long-term liabilities:
Contingent consideration	—	—	(40,400)	(40,400)
Total liabilities	$—	$—	$(40,400)	$(40,400)
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds and certificates of deposit. The estimated market value of all cash equivalents is equal to cost basis as there were no gross realized gains or losses on cash equivalents for the three and six months ended June 30, 2023 and 2022.
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
The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 8% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of June 30, 2023. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.

We performed an assessment of the fair value of the contingent consideration and recorded an expense of $10.9 million and $15.7 million for the three and six months ended June 30, 2023, respectively, and income of $3.2 million and $5.0 million for the three and six months ended June 30, 2022, respectively, in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss, as a result of this assessment.
The fair value of the contingent consideration component of the Ascyrus acquisition was updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Contingent Consideration
Balance as of December 31, 2022	$(40,400)
Change in valuation	(15,700)
Balance as of June 30, 2023	$(56,100)
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Although we believe that the recorded fair values of our financial instruments are appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.
5.    Inventories, net and Deferred Preservation Costs
Inventories, net at June 30, 2023 and December 31, 2022 were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials and supplies	$36,514	$36,715
Work-in-process	12,425	10,476
Finished goods	29,519	27,287
Total inventories, net	$78,458	$74,478
To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves and aortic stent grafts at international hospital locations. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of June 30, 2023 we had $11.9 million in consignment inventory, with approximately 43% in domestic locations and 57% in international locations. As of December 31, 2022 we had $12.7 million in consignment inventory, with approximately 41% in domestic locations and 59% in international locations.
Total deferred preservation costs were $48.3 million and $46.4 million as of June 30, 2023 and December 31, 2022, respectively.
Inventory and deferred preservation costs obsolescence reserves were $2.1 million and $2.2 million as of June 30, 2023 and December 31, 2022, respectively.

6.    Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
As of June 30, 2023 and December 31, 2022 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	June 30, 2023	December 31, 2022
Goodwill	$245,561	$243,631
In-process R&D	2,119	2,080
Procurement contracts and agreements	2,013	2,013
We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We did not record any impairment of indefinite lived intangible assets during the three and six months ended June 30, 2023. In-process research and development, procurement contracts and agreements are included in Other intangibles, net on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.
We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of June 30, 2023 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.
As of June 30, 2023 and December 31, 2022 the carrying value of goodwill, all of which is related to our Medical Devices segment, was as follows (in thousands):

Medical Devices Segment
Balance as of December 31, 2022	$243,631
Foreign currency translation	1,930
Balance as of June 30, 2023	$245,561

Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. As of June 30, 2023 and December 31, 2022 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands, except weighted average useful life):

June 30, 2023	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$200,231	$53,202	$147,029	18.2
Other intangibles:
Customer lists and relationships	28,696	9,657	19,039	21.6
Distribution and manufacturing rights and know-how	9,448	6,791	2,657	5.0
Patents	4,322	3,201	1,121	17.0
Other	6,181	3,164	3,017	5.0
Total other intangibles	$48,647	$22,813	$25,834	10.3

December 31, 2022	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$198,420	$47,157	$151,263	18.2
Other intangibles:
Customer lists and relationships	31,030	11,100	19,930	20.5
Distribution and manufacturing rights and know-how	9,274	5,796	3,478	5.0
Patents	4,246	3,180	1,066	17.0
Other	5,360	2,543	2,817	4.4
Total other intangibles	$49,910	$22,619	$27,291	10.3
Amortization Expense
The following is a summary of amortization expense as recorded in General, administrative, and marketing expenses on our Condensed Consolidated Statement of Operations and Comprehensive Loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$3,805	$3,905	$7,687	$7,989
As of June 30, 2023 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2023	2024	2025	2026	2027	2028	Total
Amortization expense	$7,495	$14,815	$12,915	$12,687	$12,586	$12,420	$72,918
7.    Income Taxes
Income Tax Expense
Our effective income tax rate was an expense of 27% and 46% for the three and six months ended June 30, 2023, respectively, as compared to an expense of 29% and 34% for the three and six months ended June 30, 2022, respectively.

Our income tax rate for the three and six months ended June 30, 2023 and 2022 was primarily impacted by changes in our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax shortfalls on stock compensation.
Deferred Income Taxes
We generate deferred tax assets primarily as a result of finance and operating leases, net operating losses, excess interest carryforward, accrued compensation, and stock compensation. Our deferred tax liabilities are primarily comprised of intangible assets acquired in previous years, finance and operating leases, and unrealized gains and losses.
We maintained a net deferred tax liability of $15.5 million and $23.2 million as of June 30, 2023 and December 31, 2022, respectively. Our valuation allowance against our deferred tax assets was $22.7 million and $17.9 million as of June 30, 2023 and December 31, 2022, respectively, primarily related to net operating loss carryforwards, disallowed excess interest carryforwards, and capitalized research and development expenses.
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
Information related to leases included in the Condensed Consolidated Balance Sheets was as follows (in thousands, except lease term and discount rate):

Operating leases:	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$56,773	$56,061
Accumulated amortization	(15,948)	(14,202)
Operating lease right-of-use assets, net	$40,825	$41,859

Current maturities of operating leases	$4,037	$3,308
Non-current maturities of operating leases	39,989	41,257
Total operating lease liabilities	$44,026	$44,565

Finance leases:
Property and equipment, at cost	$6,527	$6,408
Accumulated amortization	(2,809)	(2,498)
Property and equipment, net	$3,718	$3,910

Current maturities of finance leases	$528	$513
Non-current maturities of finance leases	3,446	3,644
Total finance lease liabilities	$3,974	$4,157

Weighted average remaining lease term (in years):
Operating leases	11.3	11.9
Finance leases	7.4	7.8

Weighted average discount rate:
Operating leases	5.9%	5.9%
Finance leases	2.1%	2.1%

Current maturities of finance leases are included as a component of Other current liabilities on our Condensed Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, administrative, and marketing expenses on our Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of property and equipment	$133	$131	$264	$268
Interest expense on finance leases	21	22	42	47
Total finance lease expense	154	153	306	315
Operating lease expense	1,829	1,883	3,631	3,803
Sublease income	—	(91)	—	(183)
Total lease expense	$1,983	$1,945	$3,937	$3,935
A summary of our cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows for operating leases	$3,627	$3,210
Financing cash flows for finance leases	264	244
Operating cash flows for finance leases	42	44
Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2023	$290	$3,055
2024	606	6,001
2025	584	5,800
2026	566	5,057
2027	561	4,868
Thereafter	1,668	37,109
Total minimum lease payments	$4,275	$61,890
Less amount representing interest	(301)	(17,864)
Present value of net minimum lease payments	3,974	44,026
Less current maturities	(528)	(4,037)
Lease liabilities, less current maturities	$3,446	$39,989
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
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 the Credit Agreement contains certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. Beginning in 2021 if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable. We are in compliance with our debt covenants as of June 30, 2023.
On December 19, 2022 in accordance with adopting ASU 2020-04 and 2021-01, we entered into an amendment to our Credit Agreement to replace the LIBOR based benchmark interest rate with the Secured Overnight Financing Rate (“SOFR”) based benchmark interest rate for our Term Loan Facility and our Revolving Credit Facility. Based on historical analysis of the differences between the benchmark rates, SOFR is adjusted to arrive at a Term SOFR rate that serves as the replacement base rate for LIBOR under our amended credit facilities. Under this amendment, at the maturity of our existing LIBOR-based loan on December 30, 2022, the interest rate at the repricing of our Term Loan Facility was calculated as Term SOFR plus a fixed percentage credit spread of 3.50%. The loan under the Revolving Credit Facility bears interest at Term SOFR plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. As of June 30, 2023 the aggregate interest rate of the Credit Agreement was 9.00% per annum.
Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of June 30, 2023 was approximately $104.6 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes $1.2 million and $2.5 million for the three and six months ended June 30, 2023 and 2022, respectively, related to the aggregate of the contractual coupon interest and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. There were $1.5 million and $1.9 million of unamortized debt issuance costs related to Convertible Senior Notes as of June 30, 2023 and December 31, 2022, respectively.

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
We cannot redeem the Convertible Senior Notes before July 5, 2023. Following the expiration of their non-redemption period, ending on July 5, 2023, we are able to redeem the Convertible Senior Notes in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of its other securities.
Loan Balances
The short-term and long-term balances of our Term Loan and other long-term borrowings were as follows (in thousands):

	June 30, 2023	December 31, 2022
Term Loan balance	$212,625	$213,750
Convertible Senior Notes	100,000	100,000
2.45% Sparkasse Zollernalb (KFW Loan 1)	181	296
1.40% Sparkasse Zollernalb (KFW Loan 2)	611	733
Total loan balance	313,417	314,779
Less unamortized loan origination costs	(5,747)	(6,672)
Net borrowings	307,670	308,107
Less short-term loan balance	(1,561)	(1,608)
Long-term loan balance	$306,109	$306,499
Interest Expense
Interest expense was $6.4 million and $12.5 million for the three and six months ended June 30, 2023, respectively, as compared to $4.1 million and $8.0 million for the three and six months ended June 30, 2022, respectively. Interest expense includes interest on debt and uncertain tax positions in all periods.

10.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of June 30, 2023 and the Consolidated Financial Statements as of December 31, 2022 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
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
•Other – PerClot manufacturing and supply agreement with Baxter, sales of CardioGenesis cardiac laser therapy prior to business abandonment in June 2023 described below, and original equipment manufacturing sales of aortic stent grafts and On-X products.
For the three and six months ended June 30, 2023 and 2022 the sources of revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic hospitals	$42,603	$39,279	$82,970	$75,801
International hospitals	27,558	26,927	56,059	54,714
International distributors	16,614	12,152	29,553	23,216
Other	2,476	1,982	3,898	3,822
Total sources of revenue	$89,251	$80,340	$172,480	$157,553
Also see segment disaggregation information in Note 14 below.
In February 2023 our supplier of CardioGenesis cardiac laser therapy handpieces informed us that it was exiting the business and will no longer be supplying handpieces effective immediately because the sole-source manufacturer of tubing used in the handpiece assembly had gone out of business and a new supplier had yet to be identified and qualified. We evaluated the impact of this disruption on our CardioGenesis cardiac laser therapy business and possible avenues for resumption of supply including the evaluation of alternate suppliers and handpiece manufacturers. As of June 30, 2023 we were unable to identify an alternative source of supply or handpiece manufacturer and do not foresee a resumption of this business in the future. As a result, we wrote-off all of our CardioGenesis cardiac laser therapy assets and recorded an expense of $390,000 during the three and six months ended June 30, 2023 on our Condensed Consolidated Statements of Operations and Comprehensive Loss.

Contract Balances
We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra Design Engineering product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of June 30, 2023 and 2022.
We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of June 30, 2023 and 2022 was not material.
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
Equity Grants
During the six months ended June 30, 2023 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs will be achieved at target levels, together totaled 585,000 shares and had an aggregate grant date fair value of $8.0 million.
During the six months ended June 30, 2022 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 509,000 shares and had an aggregate grant date fair value of $9.4 million.
During the six months ended June 30, 2023 and 2022 the Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 11,000 and 314,000 shares, respectively, to certain company officers. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.
Employees purchased common stock totaling 56,000 and 37,000 shares in the six months ended June 30, 2023 and 2022, respectively, through the ESPP.
Stock Compensation Expense
The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Stock Options	ESPP	Stock Options	ESPP
Expected life	5.0 Years	0.5 Years	5.0 Years	0.5 Years
Expected stock price volatility	0.45	0.66	0.45	0.66
Risk-free interest rate	3.94%	4.77%	3.94%	4.77%

The following table summarizes total stock compensation expenses prior to the capitalization of amounts into Deferred preservation and Inventory costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSA, RSU, and PSU expense	$3,396	$2,470	$6,038	$5,238
Stock option and ESPP expense	723	611	1,595	1,183
Total stock compensation expense	$4,119	$3,081	$7,633	$6,421
Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $182,000 and $354,000 for the three and six months ended June 30, 2023, respectively, and $147,000 and $321,000 for the three and six months ended June 30, 2022, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.
13.    Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic loss per common share	2023	2022	2023	2022
Net loss	$(3,382)	$(4,259)	$(16,914)	$(7,648)
Net loss allocated to participating securities	12	21	68	39
Net loss allocated to common shareholders	$(3,370)	$(4,238)	$(16,846)	$(7,609)

Basic weighted-average common shares outstanding	40,755	40,031	40,595	39,941
Basic loss per common share	$(0.08)	$(0.11)	$(0.41)	$(0.19)

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted loss per common share	2023	2022	2023	2022
Net loss	$(3,382)	$(4,259)	$(16,914)	$(7,648)
Net loss allocated to participating securities	12	21	68	39
Net loss allocated to common shareholders	$(3,370)	$(4,238)	$(16,846)	$(7,609)

Diluted weighted-average common shares outstanding	40,755	40,031	40,595	39,941
Diluted loss per common share	$(0.08)	$(0.11)	$(0.41)	$(0.19)
We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three and six months ended June 30, 2023 and 2022 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss.

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
The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Medical devices	$66,003	$58,936	$128,294	$116,478
Preservation services	23,248	21,404	44,186	41,075
Total revenues	89,251	80,340	172,480	157,553

Cost of products and preservation services:
Medical devices	20,977	18,230	40,510	35,638
Preservation services	10,190	9,938	20,159	19,024
Total cost of products and preservation services	31,167	28,168	60,669	54,662

Gross margin:
Medical devices	45,026	40,706	87,784	80,840
Preservation services	13,058	11,466	24,027	22,051
Total gross margin	$58,084	$52,172	$111,811	$102,891
The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Products:
Aortic stent grafts	$28,359	$23,833	$54,509	$49,339
On-X	17,946	16,255	35,602	30,626
Surgical sealants	16,566	15,967	33,269	31,648
Other	3,132	2,881	4,914	4,865
Total products	66,003	58,936	128,294	116,478

Preservation services	23,248	21,404	44,186	41,075
Total revenues	$89,251	$80,340	$172,480	$157,553

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
•The dependencies affecting our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the agreements with Endospan and Baxter and our acquisition of Ascyrus, and our beliefs about the costs and timelines for certain regulatory approvals and clinical trial milestones;
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

Part I - FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, surgical sealants, On-X® mechanical heart valves and related surgical products, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue® Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix® bovine surgical patches and CardioGenesis® cardiac laser therapy (prior to our abandonment of the business as of June 30, 2023). We began to manufacture and supply PerClot® hemostatic powder during the three months ended June 30, 2023 (as part of the Transitional Manufacturing and Supply Agreement (“TMSA”) of the Baxter Transaction, described below).
We reported quarterly revenues of $89.3 million for the three months ended June 30, 2023, an 11% increase from the three months ended June 30, 2022. The increase in revenues for the three months ended June 30, 2023 was due to an increase in revenues from aortic stent grafts, preservation services, On-X products, surgical sealants, and other products. Constant currency revenues, as defined below, increased 11% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
See the “Results of Operations” section below for additional analysis of the three and six months ended June 30, 2023.
Presentation
In addition to the corresponding measures under generally accepted accounting principles (“US GAAP”), management uses non-GAAP measures in reviewing and disclosing our financial results. The foreign exchange neutral revenues (“constant currency revenues”) discussed below are non-GAAP financial measures and are not in accordance with, or an alternative to, measures prepared in accordance with US GAAP. Accordingly, the constant currency information appearing in the following discussion of our results of operations should be read in conjunction with the information provided in “Non-GAAP Measures of Financial Performance” below, which includes a reconciliation of constant currency financial measures to the most directly comparable US GAAP measure.
Effects of COVID-19 and Macroeconomic Uncertainties
The COVID-19 pandemic had wide-ranging and unpredictable impacts on global economic conditions, our operations, and our financial results. The effects of the pandemic may continue to adversely impact aspects of our business and the global markets, including our workforce, supply chain, and operations, and the workforce and operations of our customers, suppliers, and business partners.
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
The extent to which our operations and financial performance will be impacted by the pandemic and macroeconomic uncertainties during fiscal year 2023 and beyond, will depend largely on future developments, including changes in hospital utilization rates and staffing, the resilience of the global supply chain, and macroeconomic trends. The significant uncertainty related to the pandemic and macroeconomic conditions could have a material impact on our financial condition, profitability, cash flows, and results and operations.
New Accounting Pronouncements
See Note 1 of “Notes to Condensed Consolidated Financial Statements” identified in Part I, Item I of this Form 10-Q for further discussion of new accounting standards that have been adopted.
Results of Operations
(Tables in thousands, except percentages)
Revenues

	Revenues for the Three Months Ended June 30,		Percent Change From Prior Year	Revenues as a Percentage of Total Revenues for the Three Months Ended June 30,
	2023	2022		2023	2022
Products:
Aortic stent grafts	$28,359	$23,833	19%	32%	30%
On-X	17,946	16,255	10%	20%	20%
Surgical sealants	16,566	15,967	4%	19%	20%
Other	3,132	2,881	9%	3%	3%
Total products	66,003	58,936	12%	74%	73%

Preservation services	23,248	21,404	9%	26%	27%
Total	$89,251	$80,340	11%	100%	100%

	Revenues for the Six Months Ended June 30,		Percent Change From Prior Year	Revenues as a Percentage of Total Revenues for the Six Months Ended June 30,
	2023	2022		2023	2022
Products:
Aortic stent grafts	$54,509	$49,339	10%	31%	31%
On-X	35,602	30,626	16%	21%	20%
Surgical sealants	33,269	31,648	5%	19%	20%
Other	4,914	4,865	1%	3%	3%
Total products	128,294	116,478	10%	74%	74%

Preservation services	44,186	41,075	8%	26%	26%
Total	$172,480	$157,553	9%	100%	100%

Revenues increased 11% and 9% for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. The increase in revenues for the three months ended June 30, 2023 was due to an increase in revenues from aortic stent grafts, preservation services, On-X products, surgical sealants, and other products. The increase in revenues for the six months ended June 30, 2023 was due to an increase in revenues from aortic stent grafts, On-X products, preservation services, surgical sealants, and other products. Revenues for the three and six months ended June 30, 2022 were negatively impacted in certain regions by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due to the COVID-19 pandemic and local labor disputes.
The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Three Months Ended June 30,				Percent Change From Prior Year
	2023	2022
	US GAAP	US GAAP	Exchange rate effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$28,359	$23,833	$29	$23,862	19%
On-X	17,946	16,255	(72)	16,183	11%
Surgical sealants	16,566	15,967	(69)	15,898	4%
Other	3,132	2,881	(4)	2,877	9%
Total products	66,003	58,936	(116)	58,820	12%

Preservation services	23,248	21,404	(34)	21,370	9%
Total	$89,251	$80,340	$(150)	$80,190	11%

	Revenues for the Six Months Ended June 30,				Percent Change From Prior Year
	2023	2022
	US GAAP	US GAAP	Exchange rate effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$54,509	$49,339	$(1,209)	$48,130	13%
On-X	35,602	30,626	(219)	30,407	17%
Surgical sealants	33,269	31,648	(354)	31,294	6%
Other	4,914	4,865	(19)	4,846	1%
Total products	128,294	116,478	(1,801)	114,677	12%

Preservation services	44,186	41,075	(69)	41,006	8%
Total	$172,480	$157,553	$(1,870)	$155,683	11%

Constant currency revenues increased 11% for both the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. See “Non-GAAP Measures of Financial Performance” below for further background on our non-GAAP measures.
A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2023 is presented below.
Product

Revenues from products increased 12% and 10% for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. The increase for the three and six months ended June 30, 2023 was due to an increase in revenues from aortic stent grafts, On-X products, surgical sealants, and other products. Constant currency revenues from products increased 12% for both the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. A discussion of the changes in product revenues for aortic stent grafts, On-X products, surgical sealants, and other product revenues is presented below.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars, with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, the US Dollar strengthened in comparison to major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.
Aortic Stent Grafts
Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, synthetic vascular grafts, and original equipment manufacturing (“OEM”) aortic stent graft products. Aortic arch stent grafts include E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, and E-vita Thoracic 3G products. Abdominal stent grafts include E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Aortic stent grafts are used in endovascular and open vascular surgery for the treatment of complex aortic arch, thoracic, and abdominal aortic diseases. Our aortic stent grafts are primarily distributed in international markets.
Revenues from aortic stent grafts increased 19% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This increase was primarily due to a change in the mix and an increase in units sold, which increased revenues by 16%, and an increase in average sales prices, which increased revenues by 3%.
Revenues from aortic stent grafts increased 10% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This increase was primarily due to a change in the mix and an increase in units sold, which increased revenues by 9%, and an increase in average sales prices, which increased revenues by 4%, partially offset by the effect of foreign exchange rates, which decreased revenues by 3%.
Constant currency revenues from aortic stent grafts increased 19% and 13% for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. The increase in revenues was partially due to improved conditions from the COVID-19 pandemic for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. Revenues for the three and six months ended June 30, 2023 increased in all geographies, primarily in Europe, the Middle East, and Africa (collectively, “EMEA”).
The revenue increase in EMEA for the three and six months ended June 30, 2023 was primarily due to buying patterns in direct (to hospitals) markets. OEM sales of aortic stent grafts accounted for approximately 1% of product revenues for the three and six months ended June 30, 2023 and 2022.

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
On-X product revenues increased 10% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This increase was primarily due to an increase in volume of units sold, which increased revenues by 8%, and an increase in average sales prices in certain regions, which increased revenues by 3%, partially offset by the effect of foreign exchange rates, which decreased revenues by 1%.
On-X product revenues increased 16% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This increase was primarily due to an increase in the volume and change in the mix of units sold, which increased revenues by 11%, and an increase in average sales prices, which increased revenues by 6%, partially offset by the effect of foreign exchange rates, which decreased revenues by 1%.
Constant currency On-X product revenues increased 11% and 17% for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. The increase in revenues for the three and six months ended June 30, 2023 was due to revenue increases in all geographies, primarily in North America and Asia Pacific (“APAC”). The revenue increases in these markets were partially due to improved conditions from the COVID-19 pandemic for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. The increase in revenues in North America for the three and six months ended June 30, 2023 was also impacted by customer buying patterns. The increase in revenues in APAC for the three and six months ended June 30, 2023 was also impacted by distributor buying patterns. On-X OEM sales accounted for less than 1% of product revenues for both the three and six months ended June 30, 2023 and 2022.
Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants increased 4% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This increase was primarily due to an increase in average sales prices in certain regions, which increased revenues by 10%, partially offset by a change in the mix of milliliters sold, which decreased revenues by 6%.
Revenues from the sales of surgical sealants increased 5% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This increase was primarily due to an increase in volume of milliliters sold, which increased revenues by 4%, and an increase in average sales prices in certain regions, which increased revenues by 2%, partially offset by the effect of foreign exchange rates, which decreased revenues by 1%.
Constant currency revenues from sales of surgical sealants increased 4% and 6% for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. The increase in revenues for the three months ended June 30, 2023 was primarily due to revenue increases in EMEA. The increase in revenues for the six months ended June 30, 2023 was primarily due to revenue increases in APAC and North America.
Revenue from the sales of surgical sealants increased in EMEA during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to changes in direct and indirect (through distributor) buying patterns in certain markets.
Revenues from the sales of surgical sealants increased in APAC for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to distributor buying patterns. Revenues from the sales of surgical sealants increased in North America during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to hospitals resuming more normal operations resulting from reduction of the COVID-19 pandemic restrictions. Revenues were negatively impacted during the first half of fiscal year 2022 due to delays and cancellations of some surgical procedures due to hospital staffing challenges as a result of a new COVID-19 variant.

Domestic revenues from surgical sealants accounted for 48% and 50% of total surgical sealant revenues for the three and six months ended June 30, 2023, respectively, and 51% and 50% of total surgical sealant revenues for the three and six months ended June 30, 2022, respectively.
Other
Other revenues are comprised of PhotoFix, PerClot (as part of the TMSA of the Baxter Transaction described below), and CardioGenesis cardiac laser therapy product revenues (prior to our abandonment of that business as of June 30, 2023).
Other revenues increased 9% and 1% for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. The increase in other revenues for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was primarily due to an increase in PerClot and PhotoFix product revenues, partially offset by decreased CardioGenesis revenues as a result of our abandonment of the CardioGenesis cardiac laser therapy business.
Revenues from our CardioGenesis cardiac laser therapy product line historically consisted primarily of sales of handpieces and, in certain periods, the sale of laser consoles. In February 2023 our supplier of handpieces informed us that it was exiting the business and will no longer be supplying handpieces effective immediately because the sole-source manufacturer of tubing used in the handpiece assembly had gone out of business and a new supplier had yet to be identified and qualified. We evaluated the impact of this disruption on our CardioGenesis cardiac laser therapy business and possible avenues for resumption of supply including the evaluation of alternate suppliers and handpiece manufacturers. As of June 30, 2023 we were unable to identify an alternative source of supply or handpiece manufacturer and do not foresee a resumption of this business in the future. As a result, we wrote-off all of our CardioGenesis cardiac laser therapy assets and recorded an expense of $390,000 during the three and six months ended June 30, 2023 on our Condensed Consolidated Statements of Operations and Comprehensive Loss.
On July 28, 2021 we entered into an asset purchase agreement, TMSA, and other ancillary agreements related to the sale of PerClot, a polysaccharide hemostatic agent used in surgery, to a subsidiary of Baxter International, Inc. (“Baxter”), and an agreement to terminate all of our material agreements with Starch Medical, Inc. (“SMI”) related to PerClot (collectively the “Baxter Transaction”). On May 23, 2023 the US Food and Drug Administration granted Premarket Approval (“PMA”) of PerClot for use to control bleeding in certain open and laparoscopic surgical procedures. Pursuant to the terms of the TMSA of the Baxter Transaction, we transferred the ownership of the PMA to Baxter following approval and began manufacturing and supplying PerClot for Baxter for a period of 21 months, subject to short-term renewal provisions.
Preservation Services
Preservation services include external service revenues from processing cardiac and vascular tissues. Our cardiac valves are primarily used in cardiac replacement and reconstruction surgeries, including the Ross procedure, for patients with endocarditis or congenital heart defects. The majority of our vascular preservation services revenues are related to shipments of saphenous veins, which are mainly used in peripheral vascular reconstruction surgeries to avoid limb amputations. Competition with synthetic product alternatives and the availability of tissues for processing are key factors affecting revenue volume that can fluctuate from quarter to quarter. Our cardiac and vascular tissues are primarily distributed in domestic markets.
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
Revenues from tissue processing increased 9% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase in revenues for the three months ended June 30, 2023 was primarily due to an increase in average sales prices, which increased revenues by 9%.

Revenues from tissue processing increased 8% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase in revenues for the six months ended June 30, 2023 was primarily due to an increase in average sales prices, which increased revenues by 7%, and a change in the mix of tissues shipped, which increased revenues by 1%.
The increase in revenues from tissue processing for the three and six months ended June 30, 2023 was primarily due to an increase in pricing for certain tissues and, to a lesser extent, an increase in medical procedures that utilize our cardiac tissues.
Cost of Products and Preservation Services
Cost of Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of products	$20,977	$18,230	$40,510	$35,638

Cost of products increased 15% and 14% for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. Cost of products for the three and six months ended June 30, 2023 and 2022 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.
The increase in cost of products for the three months ended June 30, 2023 was primarily due to an increase in the cost of aortic stent grafts as well as an increase in shipments of all product lines, particularly On-X products, as compared to the three months ended June 30, 2022.
The increase in cost of products for the six months ended June 30, 2023 was primarily due to an increase in shipments of On-X products as well as an increase in the cost of aortic stent grafts, and, to a lesser extent, On-X products, as compared to the six months ended June 30, 2022.
Cost of Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of preservation services	$10,190	$9,938	$20,159	$19,024
Cost of preservation services increased 3% and 6% for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. Cost of preservation services included costs for cardiac and vascular tissue preservation services.
The increase in cost of preservation services for the three months ended June 30, 2023 was primarily due to an increase in the processing cost of vascular tissues, and, to a lesser extent, due to an increase in the shipments of cardiac tissues, as compared to the three months ended June 30, 2022.
The increase in cost of preservation services for the six months ended June 30, 2023 was primarily due to an increase in shipments of cardiac tissues as well as an increase in the processing cost of vascular tissues, as compared to the six months ended June 30, 2022.

Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross margin	$58,084	$52,172	$111,811	$102,891
Gross margin as a percentage of total revenues	65%	65%	65%	65%
Gross margin increased 11% and 9% for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022.
Gross margin for the three and six months ended June 30, 2023 was positively impacted by shipments of PerClot as part of the Baxter Transaction described above. PerClot shipped during the three and six months ended June 30, 2023 represented PerClot pre-launch inventory manufactured prior to PMA and previously recorded as research and development expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The increase in gross margin for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was also due to an increase in shipments of certain aortic stent grafts and On-X products, as well as an increase in average sales prices of cardiac tissues, and a mix of aortic stent grafts shipped. The increase in gross margin was partially offset by an increase in product costs of aortic stent grafts and surgical sealants. Gross margin as a percentage of total revenues was flat for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Gross margin as a percentage of total revenues was positively impacted by a favorable mix and price of certain products, offset by an increased cost of certain products shipped during the three months ended June 30, 2023.
The increase in gross margin for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was also due to an increase in shipments of On-X products, certain aortic stent grafts, surgical sealants, and an increase in average sales prices of aortic stent grafts and cardiac tissues. The increase in gross margin was partially offset by an increase in product costs of aortic stent grafts. Gross margin as a percentage of total revenues was flat for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Gross margin as a percentage of total revenues was positively impacted by a favorable mix of certain products, offset by an increase in product costs and unfavorable pricing of certain products shipped during the six months ended June 30, 2023.
Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General, administrative, and marketing expenses	$57,241	$38,983	$107,606	$77,938
General, administrative, and marketing expenses as a percentage of total revenues	64%	49%	62%	49%
General, administrative, and marketing expenses increased 47% and 38% for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. The increase in General, administrative, and marketing expenses for the three and six months ended June 30, 2023 was primarily due to an increase in business development expense and personnel-related costs.
General, administrative, and marketing expenses included $11.1 million and $16.1 million of business development expense for the three and six months ended June 30, 2023, respectively, as compared to $3.1 million and $4.7 million of income for the three and six months ended June 30, 2022, respectively. We incurred $10.9 million and $15.7 million of business development expense during the three and six months ended June 30, 2023, respectively, related to the fair value adjustments for the Ascyrus contingent consideration, as compared to $3.2 million and $5.0 million of business development income during the three and six months ended June 30, 2022, respectively.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$7,418	$8,648	$14,641	$18,776
Research and development expenses as a percentage of total revenues	8%	11%	8%	12%
Research and development expenses decreased 14% and 22% for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. Research and development spending for the three and six months ended June 30, 2023 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts, On-X, and PerClot products.
Gain from Sale of Non-Financial Assets
Gain from sale of non-financial assets for the three and six months ended June 30, 2023 consisted of the net $14.3 million received as part of the Baxter Transaction upon receipt of the PerClot PMA in May 2023.
Interest Expense
Interest expense was $6.4 million and $12.5 million for the three and six months ended June 30, 2023, respectively, as compared to $4.1 million and $8.0 million for the three and six months ended June 30, 2022, respectively. Interest expense for the three and six months ended June 30, 2023 and 2022 relates to interest on debt and uncertain tax positions. The increase in interest expense for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was primarily due to an increase in the interest rate on our term loan.
Other Expense, Net
Other expense, net was $4.2 million and $3.3 million for the three and six months ended June 30, 2023, respectively, as compared to $3.8 million and $3.9 million for the three and six months ended June 30, 2022, respectively. Other expense, net for the three and six months ended June 30, 2023 primarily included a $5.0 million expense related to a payment to Endospan for achievement of certain milestones related to the NEXUS products. See Part I, Item 1, Note 3 - “Agreements with Endospan” of the “Notes to Condensed Consolidated Financial Statements” for further information on our agreements with Endospan. Other expense, net for the three and six months ended June 30, 2022 primarily included the realized and unrealized effects of foreign currency gains and losses.

Earnings

(Table in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss before income taxes	$(2,657)	$(3,300)	$(11,576)	$(5,729)
Income tax expense	725	959	5,338	1,919
Net loss	$(3,382)	$(4,259)	$(16,914)	$(7,648)

Diluted loss per common share	$(0.08)	$(0.11)	$(0.41)	$(0.19)
Diluted weighted-average common shares outstanding	40,755	40,031	40,595	39,941

We incurred a loss before income taxes for the three and six months ended June 30, 2023 and 2022. The loss before income taxes for the three and six months ended June 30, 2023 was impacted by the change in fair value of our financial instruments, an increase in certain operating expenses to support revenue expansion, and an increase in interest expense. The loss before income taxes for the three and six months ended June 30, 2022 was impacted by an increase in operating expenses to support revenue expansion, an increase in investments in the research and development pipeline, and an unfavorable impact of foreign currency gains and losses, partially offset by the change in fair value of our financial instruments. Revenues for the three and six months ended June 30, 2022 were also unfavorably impacted by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due in part to the COVID-19 pandemic in certain regions.
Our effective income tax rate was an expense of 27% and 46% for the three and six months ended June 30, 2023, respectively, as compared to an expense of 29% and 34% for the three and six months ended June 30, 2022, respectively. The change in the tax rate for the three and six months ended June 30, 2023 was primarily due to changes in pre-tax book income, a decrease in the excess tax benefit related to stock compensation, and an increase in the estimated current year valuation allowance, as compared to the three and six months ended June 30, 2022.
Our income tax rate for the three and six months ended June 30, 2023 and 2022 was primarily impacted by changes in our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax shortfalls on stock compensation.
We incurred net loss and diluted loss per common share for the three and six months ended June 30, 2023 and 2022. Net loss and diluted loss per common share for the three and six months ended June 30, 2023 was primarily due to loss before income taxes, as discussed above.
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
We have provided non-GAAP financial measures in this report as we believe that these figures are helpful in allowing management and investors to more accurately assess the ongoing nature of our operations and measure our performance more consistently across periods. Management uses constant currency revenues internally to assess the operational performance of the Company, as a component in compensation metrics, and as a basis for strategic planning.
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
Liquidity and Capital Resources
Net Working Capital
As of June 30, 2023 net working capital (current assets of $263.9 million less current liabilities of $56.2 million) was $207.7 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, as compared to net working capital of $197.6 million and a current ratio of 5 to 1 at December 31, 2022.
Overall Liquidity and Capital Resources
Our primary cash requirements for the six months ended June 30, 2023 were for general working capital needs, interest and principal payments under our Credit Agreement (defined below), interest payments under our Convertible Senior Notes (defined below), capital expenditures for facilities and equipment, and repurchases of stock to cover tax withholdings. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.
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
On December 19, 2022 in accordance with adopting ASU 2020-04 and 2021-01, we entered into an amendment to our Credit Agreement to replace the LIBOR based benchmark interest rate with the Secured Overnight Financing Rate (“SOFR”) based benchmark interest rate for our Term Loan Facility and our Revolving Credit Facility. Based on historical analysis of the differences between the benchmark rates, SOFR is adjusted to arrive at a Term SOFR rate that serves as the replacement base rate for LIBOR under our amended credit facilities. Under this amendment, at the maturity of our existing LIBOR-based loan on December 30, 2022, the interest rate at the repricing of our Term Loan Facility was calculated as Term SOFR plus a fixed percentage credit spread of 3.50%. The loan under the Revolving Credit Facility bears interest at Term SOFR plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. As of June 30, 2023 the aggregate interest rate of the Credit Agreement was 9.00% per annum.
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of June 30, 2023 was approximately $104.6 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes $1.2 million and $2.5 million for the three and six months ended June 30, 2023 and 2022, respectively, related to the aggregate of the contractual coupon interest and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. There were $1.5 million and $1.9 million of unamortized debt issuance costs related to Convertible Senior Notes as of June 30, 2023 and December 31, 2022, respectively.
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
As of June 30, 2023 approximately 34% of our cash and cash equivalents were held in foreign jurisdictions.
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flows provided by (used in):
Operating activities	$755	$(8,912)
Investing activities	4,235	(4,994)
Financing activities	3,404	(1,032)
Effect of exchange rate changes on cash and cash equivalents	1,030	310
Increase (decrease) in cash and cash equivalents	$9,424	$(14,628)
Net Cash Flows from Operating Activities
Net cash provided by operating activities was $755,000 for the six months ended June 30, 2023, as compared to net cash used in operating activities of $8.9 million for the six months ended June 30, 2022.
We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2023 these non-cash items primarily included $15.7 million of fair value adjustments of financial instruments, $14.3 million of gain from sale of non-financial assets, $11.5 million of depreciation and amortization expenses, $8.1 million of deferred income tax changes, $7.3 million of non-cash compensation, and $5.0 million of fair value adjustment of long-term loan.
Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2023 these included $1.6 million due to timing differences between the recording of accounts payable, accrued expenses, and other liabilities and the payment of cash, and the favorable effect of $655,000 due to the timing differences between recording receivables and the receipt of cash, partially offset by $6.9 million due to an increase in inventory balances and deferred preservation costs and $2.3 million due to an increase in prepaid expenses and other assets.
Net Cash Flows from Investing Activities
Net cash provided by investing activities was $4.2 million for the six months ended June 30, 2023, as compared to net cash used in investing activities of $5.0 million for the six months ended June 30, 2022. During the six months ended June 30, 2023 cash flows provided by investing activities primarily included $14.3 million of proceeds from the sale of non-financial assets, partially offset by a $5.0 million payment related to our agreement with Endospan and $4.0 million of cash used for capital expenditures.

Net Cash Flows from Financing Activities
Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2023, as compared to net cash used in financing activities of $1.0 million for the six months ended June 30, 2022. The current year cash provided by financing activities was primarily due to $3.6 million of proceeds from financing insurance premiums and $2.6 million of proceeds from the exercise of stock options and issuances of common stock, partially offset by $1.4 million for the repayment of debt and $563,000 for repurchases of common stock to cover tax withholdings.
Scheduled Contractual Obligations and Future Payments
Our long-term debt obligations and interest payments include $313.4 million of scheduled principal payments and $84.1 million in anticipated interest payments related to our Credit Agreement, Convertible Senior Notes, and other governmental loans.
We have contingent payment obligations that include up to $100.0 million to be paid to the former shareholders of Ascyrus, upon the achievement of certain milestones. As part of the transaction with Baxter, we may be required to pay up to $3.0 million if certain milestones are met.
Our operating and finance lease obligations result from the lease of land and buildings that comprise our corporate headquarters and our various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on company vehicles; and leases on a variety of office and other equipment.
Capital Expenditures
Capital expenditures were $4.0 million and $4.1 million for the six months ended June 30, 2023 and 2022, respectively. Capital expenditures for the six months ended June 30, 2023 were primarily related to routine purchases of manufacturing and tissue processing equipment, leasehold improvements, computer software needed to support our business, and computer equipment.
Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest income and interest expense are sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash and cash equivalents of $48.8 million as of June 30, 2023 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility, Term Loan Facility, and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us for the six months ended June 30, 2023, affecting our cash and cash equivalents, Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.
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
An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2023 affecting our balances denominated in foreign currencies could impact our financial position or cash flows by approximately $7.0 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the six months ended June 30, 2023 affecting our revenue and expense transactions denominated in foreign currencies would not have had a material impact on our financial position, profitability, or cash flows.
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
Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2023 the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the US Securities and Exchange Commission’s rules and forms.
Changes to Disclosure Controls and Procedures
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors.
Risks Relating to Our Business
Our business involves a variety of risks and uncertainties, known and unknown, including, among others, the risks discussed below. These risks should be carefully considered together with the other information provided in this Quarterly Report on Form 10-Q and in our other filings with the US Securities and Exchange Commission (the “SEC”). Our failure to adequately anticipate or address these risks and uncertainties may have a material, adverse impact on our business, reputation, revenues, financial condition, profitability, and cash flows. Additional risks and uncertainties not presently known or knowable to us, or that we currently believe to be immaterial, may also adversely affect our business.

Business and Economic Risks

Public health crises have, may continue to have, and could have a material, adverse impact on us.
Beginning in early 2020, businesses, communities, and governments worldwide began taking a wide range of actions to mitigate the spread and impact of COVID-19, leading to an unprecedented impact on the global economy. We continue to be subject to risks relating to the COVID-19 pandemic and its impact on broader macroeconomic trends, and risks that may result from future pandemics, epidemics, or other public health crises. The nature and extent of these risks are uncertain and may vary greatly by region, but COVID-19 and similar public health crises have impacted and can impact our workforce, business and manufacturing operations, and our R&D pipeline.
COVID-19 resulted in unprecedented disruptions to and restrictions on global business and personal activities. Because of our role in the healthcare industry, we are particularly susceptible to the impact public health crises have on healthcare systems globally, including impacts on system capacity and procedure volumes, shortages in healthcare staffing, and restrictions on travel and non-critical hospital access, all of which have had, may continue to have, and could have an impact on our business operations and sales, particularly through reductions in demand for certain products and services due to reduced procedure volumes, or through downstream financial impact from delays or difficulty collecting outstanding receivables. This impact on healthcare system capacity may also impact our R&D pipeline by impacting timelines for R&D and clinical research projects and timelines associated with regulatory reviews for new and updated devices.
The COVID-19 pandemic and the related macroeconomic fallout have continued to impact the global supply chain; the impact on workforces, material availability, demand, and costs has reportedly continued or worsened in many cases. Although we have yet to experience any material effects on our supply chain, we have faced increasing costs and face an increasing risk that upstream disruptions may occur. Risks relating to the lingering effects of global supply chain disruptions may continue even after COVID-19’s risk as a global pandemic has subsided.
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
As an example of this risk, via a Ministerial Decree of July 6, 2022, published September 15, 2022, the Italian government stated that the spending ceiling for medical devices at the national and regional levels had been exceeded, requiring medical device companies to pay back overpayments the government claims companies received between 2015 and 2018. Currently, Artivion’s repayment exposure for this period is estimated at approximately €400,000, which is subject to change as judicial challenges and negotiations between the Company, industry and US government representatives, and the Italian government are ongoing.
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
•Achieve necessary price increases to be able to reliably process and supply high-demand tissues;
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
As an example of these risks, in the fourth quarter of 2020 we became aware that a supplier shipped to us a lot of saline solution that we use in our tissue processing that contained some contamination. The contamination was identified by our routine quality controls. While we were able to mitigate the impact of this contamination through our own efforts and additional testing that was reviewed with the US Food and Drug Administration (the “FDA”), the contaminated solution impacted a small percentage of the tissue processed with this lot of solution, requiring us to write-off approximately $826,000 in contaminated tissues in the fourth quarter of 2020. The written off and temporarily quarantined tissue impacted our ability to fully meet demand for certain tissues and sizes in the fourth quarter of 2020, the first quarter of 2021, and to a lesser extent the second quarter of 2021. See also, Part I, Item 1A, “Risk Factors—Operational Risks— We are heavily dependent on our suppliers and contract manufacturers to provide quality products.”
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
BioGlue is a significant source of our revenues, and as such, any risk adversely affecting our BioGlue products or business would likely be material to our financial results. We face the following risks relating to BioGlue:

•Competing effectively with our major and start up competitors, as they may have advantages over us in terms of cost structure, supply chain, pricing, sales force footprint, and brand recognition;

•We may be unable to obtain approval to commercialize BioGlue in certain non-US countries as fast as our competitors do or at all. We also may not be able to capitalize on new BioGlue approvals, including for new indications, in non-US countries; and
•BioGlue contains a bovine blood protein. Animal-based products are subject to increased scrutiny from the public and regulators, who may seek to impose additional regulations, regulatory hurdles or product bans in certain countries on such products; BioGlue is a mature product and other companies may use the inventions disclosed in expired BioGlue patents to develop and make competing products.
As an example of this risk, our BioGlue CE Mark expired in December 2021. Delays in renewing the CE Mark and challenges securing certain related derogations ultimately impacted the availability of BioGlue in certain European markets and other markets reliant on the CE Mark, impacting our revenue from BioGlue in those markets. See also, Part I, Item 1A, “Risk Factors—Industry Risks— Our products and tissues are highly regulated and subject to significant quality and regulatory risks.” (further discussing the impact of and risks relating to the BioGlue CE Mark).

We are significantly dependent on our revenues from aortic stent grafts and are subject to a variety of related risks.
Aortic stent grafts are a significant source of our revenues, and as such, any risk adversely affecting aortic stent grafts would likely be material to our financial results. We face risks relating to aortic stent grafts based on our ability to:

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
•Manage risks associated with less favorable contract terms for On-X products on consignment at hospitals; and
•Respond adequately to enhanced international regulatory requirements or enforcement activities.

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
As an example of these risks, in 2019 we lost our supply of handpieces for cardiac laser therapy resulting from a manufacturing location change at our supplier that ultimately required a Premarket Approval (“PMA”) supplement and FDA approval before handpiece manufacturing and distribution could resume. Even though the FDA approved the PMA-S, our supplier was unable to fully resume production due to factors outside of our control. Due to these and other supplier issues, we had virtually no supply of handpieces during the first three quarters of 2021. In the fourth quarter of 2021 our supplier was notified that their sole-source manufacturer of tubing used in the handpiece assembly had gone out of business, requiring us to work with our supplier to identify and qualify a new supplier before a disruption in handpiece availability occurred. In February 2023 we were notified by our supplier that, because the sole-source manufacturer had gone out of business, and because a new supplier had yet to be identified and qualified, our supplier would cease to supply handpieces, effective immediately. As of June 30, 2023 we were unable to identify an alternative source of supply or handpiece manufacturer and do not foresee a resumption of this business in the future. As a result, we wrote-off all of our CardioGenesis cardiac laser therapy assets and recorded an expense of $390,000 during the three and six months ended June 30, 2023 on our Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Our preservation services business and our ability to supply needed tissues is dependent upon donation of tissues from human donors by donor families. Donated human tissue is procured from deceased human donors by organ and tissue procurement organizations (“OPOs”) and tissue banks. We must rely on the OPOs and tissue banks that we work with to educate the public on the need for donation, to foster a willingness to donate tissue, to follow our donor screening and procurement procedures, and to send donated tissue to us. We have active relationships with approximately 60 OPOs and tissue banks throughout the US. As with any vendor, we believe these relationships with our OPOs are critical in the preservation services industry and that the breadth of these existing relationships provides us with a significant advantage over potential new entrants to this market. We also use various raw materials, including medicines and solutions, in our tissue processing. Some of these raw materials are manufactured by single suppliers or by a small group of suppliers.
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

We have three internal manufacturing facilities: Austin, Texas for On-X products, Hechingen, Germany for internally manufactured aortic stent grafts, and Kennesaw, Georgia for all other products and services. Certain aortic stent graft assemblies are manufactured for us by a contract manufacturer in Slovakia. The AMDS product is solely manufactured by a supplier in Charlotte, North Carolina, and the NEXUS products are solely manufactured by Endospan in Herzliya, Israel. If one of these suppliers or facilities ceases operations temporarily or permanently, for any reason including a pandemic or climate change related event, our business could be substantially disrupted.
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
Our business and future operating results depend in significant part upon the continued contributions of our specialized workforce, including key personnel, qualified personnel with medical device and tissue processing experience, and senior management with experience in the medical device or tissue processing space, some of whom would be difficult to replace. Our business and future operating results, including production at our manufacturing and tissue processing facilities, also depend in significant part on our ability to attract and retain qualified management, operations, processing, marketing, sales, and support personnel. Our primary facilities are in Kennesaw, Georgia; Austin, Texas; and Hechingen, Germany, where the supply of qualified medical device and tissue processing and other personnel is limited, competition for such personnel is significant, and we cannot ensure that we will be successful in attracting or retaining them. We face risks if we lose any key employees to other employers or due to severe illness, death, or retirement, if any of our key employees fail to perform adequately, or if we are unable to attract and retain skilled employees. This risk was exacerbated by the pandemic and continues to be impacted by changes in macroeconomic conditions. Competition for talent and worker shortages at all levels have impacted supply chains and distribution channels and our ability to attract and retain the specialized workforce necessary for our business and operations.

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
•On September 11, 2019 we entered into various agreements with Endospan, an Israeli medical device manufacturer (the “Endospan Transaction”). The Endospan Transaction included an exclusive distribution agreement for NEXUS in Europe, the Endospan Loan, and a security purchase option agreement for Artivion to purchase all the outstanding Endospan securities from Endospan’s existing security holders upon FDA approval of the NEXUS products;
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
•Drive adoption of NEXUS, NEXUS DUO, and AMDS in the European and other markets, including our ability to manage the substantial product training, implant support, and proctoring requirements for NEXUS procedures;
•Bring acquired products to the US market, including our acquired aortic stent grafts;
•Harness the aortic stent graft product pipeline and our research and development capabilities;
•Obtain regulatory approvals in relevant markets, including our ability to timely obtain or maintain CE Mark product certifications for pipeline and current products;
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
In order to reflect our evolution to focus on providing innovative technologies to surgeons who treat patients with aortic disease, we changed our name to Artivion, Inc., effective January 18, 2022 (the “Corporate Rebrand”). The Corporate Rebrand also involved the adoption of a new ticker symbol on the New York Stock Exchange, “AORT”. We may face unanticipated disruptions to our business arising from the Corporate Rebrand, and it may expose us to additional risks, including:

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
While we have invested, and continue to invest, in our information technology and information security systems and employee information security training, there can be no assurance that our efforts will prevent all security breaches, service interruptions, or data losses, particularly in light of rapid improvements in information processing technology accompanying developments in, among other areas, artificial intelligence platforms. We have limited cyber-insurance coverage that may not cover all possible events, and this insurance is subject to deductibles and coverage limitations. Any security breaches, service interruptions, or data losses could adversely affect our business operations or result in the loss of critical or sensitive confidential information or intellectual property, or in financial, legal, business, and reputational harm to us or allow third parties to gain material, inside information that they may use to trade in our securities.

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
As another example of this risk, our CE Mark for BioGlue expired in December 2021. Due to delays renewing this CE Mark and transitioning BioGlue to a new Notified Body, our ability to supply certain markets with BioGlue was impacted. Although we were able to mitigate most of the impact by obtaining derogations in the majority of relevant territories, we may face similar risks and market disruptions related to the MDR transition which continues to be in a state of change.
Finally, we anticipate additional regulatory impact as a result of Brexit. The UK Medicines and Healthcare Products Regulatory Agency has announced that CE Marking will continue to be recognized in the UK and certificates issued by EU-recognized Notified Bodies will continue to be valid in the UK market until the certificates expire or the applicable transition period expires (currently June 30, 2028 at the earliest). Upon expiration, all devices marketed in the UK will require UK Conformity Assessed Marks certified by a UK Approved Body (the re-designation of the UK Notified Body).
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
We are currently seeking regulatory approval for BioGlue in China, where the Chinese regulatory body has made additional requests, and expressed several concerns, related to the application. We have obtained an extension of time until February 2024 in which to file an updated submission for BioGlue in China. If we cannot obtain upon review of the updated submission, or the costs to do so are prohibitive, we ultimately may be unable to sell BioGlue in China.
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
Some of our products, including our On-X products, are sterilized using EtO. Although we have a small-scale EtO facility in Austin, Texas, we rely primarily on large-scale EtO facilities to sterilize our products. In addition, some of our suppliers use, or rely upon third parties to use, EtO to sterilize some of our product components. Concerns about the release of EtO into the environment at unsafe levels have led to increased activism and lobbying as well as various regulatory enforcement activities against EtO facilities, including closures and temporary closures, lawsuits against EtO service providers, and proposals increasing regulations related to EtO. The number of EtO facilities in the US is limited, and any permanent or temporary closures or disruption to their operations for any reason could delay, impede, or prevent our ability to commercialize our products. In addition, any litigation, regulatory enforcement, or government regulation regarding the use of EtO could result in financial, legal, business, and reputational harm to us.

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

Additionally, because of the terms governing our indebtedness, including springing maturities in our Credit Agreement and Convertible Senior Notes, we may be forced to refinance or take other measures related to our capital structure earlier than we may otherwise desire.

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

Risks Relating to Ownership of our Common Stock

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table provides information about purchases by us during the three months ended June 30, 2023 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Common Shares and Common Stock Units Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs
04/01/23 - 04/30/23	—	$—	—	$—
05/01/23 - 05/31/23	44	14.73	—	—
06/01/23 - 06/30/23	—	—	—	—
Total	44	$14.73	—	$—
The common shares purchased during the three months ended June 30, 2023 were tendered to us in payment of taxes on stock compensation and were not part of a publicly announced plan or program.
Under our Credit Agreement, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
The exhibit index can be found below.

Exhibit Number	Description
3.1	Delaware Certificate of Incorporation, effective January 1, 2022. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 4, 2022).
3.2	Delaware Certificate of Amendment of Certificate of Incorporation, effective January 18, 2022. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 20, 2022).
3.3	Amended and Restated Bylaws of Artivion, Inc., a Delaware Corporation (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 20, 2022).
10.1	Artivion, Inc. 2020 Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2023).
31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant To 18 USC. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
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

August 4, 2023
DATE