Form 10-Q
period 2023-09-30
ARTIVION, INC.
filed 2023-11-03
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2023
Common Stock, $0.01 par value	41,048,608

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Products	$63,747	$55,248	$192,041	$171,726
Preservation services	24,107	21,590	68,293	62,665
Total revenues	87,854	76,838	260,334	234,391

Cost of products and preservation services:
Products	21,574	17,743	62,084	53,381
Preservation services	10,010	10,351	30,169	29,375
Total cost of products and preservation services	31,584	28,094	92,253	82,756

Gross margin	56,270	48,744	168,081	151,635

Operating expenses:
General, administrative, and marketing	51,093	41,051	158,699	118,989
Research and development	6,421	11,799	21,062	30,575
Total operating expenses	57,514	52,850	179,761	149,564
Gain from sale of non-financial assets	—	—	(14,250)	—
Operating (loss) income	(1,244)	(4,106)	2,570	2,071

Interest expense	6,603	4,805	19,055	12,854
Interest income	(339)	(40)	(679)	(86)
Other expense, net	1,911	3,661	5,189	7,564

Loss before income taxes	(9,419)	(12,532)	(20,995)	(18,261)
Income tax expense	382	1,181	5,720	3,100

Net loss	$(9,801)	$(13,713)	$(26,715)	$(21,361)

Loss per share:
Basic	$(0.24)	$(0.34)	$(0.65)	$(0.53)
Diluted	$(0.24)	$(0.34)	$(0.65)	$(0.53)

Weighted-average common shares outstanding:
Basic	40,881	40,115	40,691	39,999
Diluted	40,881	40,115	40,691	39,999

Net loss	$(9,801)	$(13,713)	$(26,715)	$(21,361)
Other comprehensive loss:
Foreign currency translation adjustments	(5,010)	(16,895)	432	(35,466)
Comprehensive loss	$(14,811)	$(30,608)	$(26,283)	$(56,827)
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,481	$39,351
Trade receivables, net	64,277	61,820
Other receivables	3,993	7,764
Inventories, net	78,792	74,478
Deferred preservation costs, net	49,391	46,371
Prepaid expenses and other	17,175	17,550
Total current assets	267,109	247,334

Goodwill	242,936	243,631
Acquired technology, net	142,675	151,263
Operating lease right-of-use assets, net	43,345	41,859
Property and equipment, net	37,428	38,674
Other intangibles, net	29,398	31,384
Deferred income taxes	3,705	1,314
Other assets	8,191	7,339
Total assets	$774,787	$762,798

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,819	$12,004
Accrued compensation	13,861	13,810
Accrued expenses	9,930	12,374
Taxes payable	9,390	2,635
Current maturities of operating leases	3,940	3,308
Accrued procurement fees	1,860	2,111
Current portion of long-term debt	1,552	1,608
Other liabilities	3,607	1,825
Total current liabilities	54,959	49,675

Long-term debt	305,877	306,499
Contingent consideration	62,300	40,400
Non-current maturities of operating leases	42,862	41,257
Deferred income taxes	19,514	24,499
Deferred compensation liability	6,460	5,468
Non-current finance lease obligation	3,272	3,644
Other liabilities	7,568	7,027
Total liabilities	$502,812	$478,469

Commitments and contingencies

Shareholders' equity:
Preferred stock	—	—
Common stock (75,000 shares authorized, 42,537 and 41,830 shares issued and outstanding in 2023 and 2022, respectively)	425	418
Additional paid-in capital	351,307	337,385
Retained deficit	(43,932)	(17,217)
Accumulated other comprehensive loss	(21,177)	(21,609)
Treasury stock, at cost, 1,487 shares as of September 30, 2023 and December 31, 2022	(14,648)	(14,648)
Total shareholders' equity	271,975	284,329

Total liabilities and shareholders' equity	$774,787	$762,798
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Net cash flows from operating activities:
Net loss	$(26,715)	$(21,361)

Adjustments to reconcile net loss to net cash from operating activities:
Change in fair value of contingent consideration	21,900	(4,600)
Depreciation and amortization	17,260	17,016
Non-cash compensation	10,466	9,189
Non-cash lease expense	5,467	5,656
Fair value adjustment of long-term loan	5,000	—
Write-down of inventories and deferred preservation costs	3,726	3,116
Deferred income taxes	(7,250)	5,097
Gain from sale of non-financial assets	(14,250)	—
Other	2,325	1,523
Changes in operating assets and liabilities:
Receivables	765	(10,900)
Accounts payable, accrued expenses, and other liabilities	412	(2,103)
Prepaid expenses and other assets	(527)	(1,788)
Inventories and deferred preservation costs	(10,592)	(5,781)
Net cash flows provided by (used in) operating activities	7,987	(4,936)

Net cash flows from investing activities:
Proceeds from sale of non-financial assets, net	14,250	—
Payments for Endospan Agreement	(5,000)	—
Capital expenditures	(5,503)	(6,924)
Other	(1,580)	(1,123)
Net cash flows provided by (used in) investing activities	2,167	(8,047)

Net cash flows from financing activities:
Proceeds from financing insurance premiums	3,558	—
Proceeds from exercise of stock options and issuance of common stock	3,467	3,344
Redemption and repurchase of stock to cover tax withholdings	(563)	(1,791)
Principal payments on short-term notes payable	(1,522)	—
Repayment of term loan	(2,063)	(2,033)
Other	(382)	(300)
Net cash flows provided by (used in) financing activities	2,495	(780)

Effect of exchange rate changes on cash and cash equivalents	1,481	(3,675)
Increase (decrease) in cash and cash equivalents	14,130	(17,438)

Cash and cash equivalents beginning of period	39,351	55,010
Cash and cash equivalents end of period	$53,481	$37,572
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2023	42,443	$424	$347,030	$(34,131)	$(16,167)	(1,487)	$(14,648)	$282,508
Net loss	—	—	—	(9,801)	—	—	—	(9,801)
Other comprehensive loss	—	—	—	—	(5,010)	—	—	(5,010)
Equity compensation	8	—	3,392	—	—	—	—	3,392
Employee stock purchase plan	86	1	885	—	—	—	—	886
Balance at September 30, 2023	42,537	$425	$351,307	$(43,932)	$(21,177)	(1,487)	$(14,648)	$271,975

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	41,830	$418	$337,385	$(17,217)	$(21,609)	(1,487)	$(14,648)	$284,329
Net loss	—	—	—	(26,715)	—	—	—	(26,715)
Other comprehensive income	—	—	—	—	432	—	—	432
Equity compensation	409	4	11,021	—	—	—	—	11,025
Exercise of options	196	2	2,004	—	—	—	—	2,006
Employee stock purchase plan	142	2	1,459	—	—	—	—	1,461
Redemption and repurchase of stock to cover tax withholdings	(40)	(1)	(562)	—	—	—	—	(563)
Balance at September 30, 2023	42,537	$425	$351,307	$(43,932)	$(21,177)	(1,487)	$(14,648)	$271,975
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

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Consolidated Balance Sheet as of December 31, 2022 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three and nine months ended, September 30, 2023 and 2022 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by US GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2022. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with US GAAP, which require us to make estimates and assumptions. We did not experience any significant changes during the three and nine months ended September 30, 2023 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2022.
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
PerClot PMA
On May 23, 2023 the FDA granted PMA of PerClot for use to control bleeding in certain open and laparoscopic surgical procedures. Pursuant to the terms of the TMSA of the Baxter Transaction, we transferred the ownership of the PMA to Baxter following approval. In May 2023 we received a payment of $18.8 million from Baxter, of which $4.5 million was paid to SMI. As a result, we recorded a pre-tax gain of $14.3 million as the assets were derecognized upon closing of the Baxter Transaction in fiscal year 2021, included as Gain from sale of non-financial assets within the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2023.
Following receipt of the PMA, under the terms of the TMSA, we began manufacturing and supplying PerClot for Baxter and recorded $2.0 million and $3.6 million of PerClot revenues on the Condensed Consolidated Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2023, respectively.
The Company accounted for this TMSA in accordance with the provision of ASU 2016-02, Leases Topic 842 (“ASC 842”) by bifurcating the lease and non-lease components and recognizing each component based on ASC 842 and ASU 2014-09, Revenue from Contracts with Customers Topic 606. The amount of lease revenue was $87,000 and $101,000 for the three and nine months ended September 30, 2023, respectively.
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
We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics and adjust the amount recorded to its current fair market value at each reporting period. We performed an assessment of the fair value of the Endospan Loan, including the funding of the third tranche payment in May 2023. We determined that the loan had no fair value as of September 30, 2023 and recorded a $5.0 million expense included in Other expense, net within the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2023.
4.    Financial Instruments
The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

September 30, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,548	$—	$—	$22,548
Certificates of deposit	2,059	—	—	2,059
Total assets	$24,607	$—	$—	$24,607

Long-term liabilities:
Contingent consideration	—	—	(62,300)	(62,300)
Total liabilities	$—	$—	$(62,300)	$(62,300)

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,098	$—	$—	$10,098
Total assets	$10,098	$—	$—	$10,098

Long-term liabilities:
Contingent consideration	—	—	(40,400)	(40,400)
Total liabilities	$—	$—	$(40,400)	$(40,400)
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds and certificates of deposit. The estimated market value of all cash equivalents is equal to cost basis as there were no gross realized gains or losses on cash equivalents for the three and nine months ended September 30, 2023 and 2022.
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

The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 7% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of September 30, 2023. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We performed an assessment of the fair value of the contingent consideration and recorded an expense of $6.2 million and $21.9 million for the three and nine months ended September 30, 2023, respectively, and an expense of $400,000 and income of $4.6 million for the three and nine months ended September 30, 2022, respectively, in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss, as a result of this assessment.
The fair value of the contingent consideration component of the Ascyrus acquisition was updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Contingent Consideration
Balance as of December 31, 2022	$(40,400)
Change in valuation	(21,900)
Balance as of September 30, 2023	$(62,300)
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Although we believe that the recorded fair values of our financial instruments are appropriate, these fair values may not be reflective of future fair values.
5.    Inventories, net and Deferred Preservation Costs
Inventories, net at September 30, 2023 and December 31, 2022 were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials and supplies	$35,639	$36,715
Work-in-process	13,042	10,476
Finished goods	30,111	27,287
Total inventories, net	$78,792	$74,478
To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves and aortic stent grafts at international hospital locations. We retain title and control over this consignment inventory until the device is implanted, at which time we invoice the hospital and recognize revenue. As of September 30, 2023 we had $11.1 million in consignment inventory, with approximately 43% in domestic locations and 57% in international locations. As of December 31, 2022 we had $12.7 million in consignment inventory, with approximately 41% in domestic locations and 59% in international locations.
Total deferred preservation costs were $49.4 million and $46.4 million as of September 30, 2023 and December 31, 2022, respectively.

Inventory and deferred preservation costs obsolescence reserves were $2.7 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively.
6.    Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
As of September 30, 2023 and December 31, 2022 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	September 30, 2023	December 31, 2022
Goodwill	$242,936	$243,631
In-process R&D	2,066	2,080
Procurement contracts and agreements	2,013	2,013
We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We did not record any impairment of indefinite lived intangible assets during the three and nine months ended September 30, 2023. In-process research and development, procurement contracts and agreements are included in Other intangibles, net on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.
We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of September 30, 2023 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.
As of September 30, 2023 and December 31, 2022 the carrying value of goodwill, all of which is related to our Medical Devices segment, was as follows (in thousands):

Medical Devices Segment
Balance as of December 31, 2022	$243,631
Foreign currency translation	(695)
Balance as of September 30, 2023	$242,936

Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. As of September 30, 2023 and December 31, 2022 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands, except weighted average useful life):

September 30, 2023	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$197,768	$55,093	$142,675	18.2
Other intangibles:
Customer lists and relationships	28,648	9,973	18,675	21.6
Distribution and manufacturing rights and know-how	9,211	7,052	2,159	5.0
Patents	4,322	3,210	1,112	17.0
Other	6,684	3,311	3,373	5.0
Total other intangibles	$48,865	$23,546	$25,319	10.3

December 31, 2022	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$198,420	$47,157	$151,263	18.2
Other intangibles:
Customer lists and relationships	31,030	11,100	19,930	20.5
Distribution and manufacturing rights and know-how	9,274	5,796	3,478	5.0
Patents	4,246	3,180	1,066	17.0
Other	5,360	2,543	2,817	4.4
Total other intangibles	$49,910	$22,619	$27,291	10.3
Amortization Expense
The following is a summary of amortization expense as recorded in General, administrative, and marketing expenses on our Condensed Consolidated Statement of Operations and Comprehensive Loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$3,766	$3,686	$11,453	$11,675
As of September 30, 2023 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2023	2024	2025	2026	2027	2028	Total
Amortization expense	$3,720	$14,700	$12,848	$12,617	$12,511	$12,313	$68,709

7.    Income Taxes
Income Tax Expense
Our effective income tax rate was an expense of 4% and 27% for the three and nine months ended September 30, 2023, respectively, as compared to an expense of 9% and 17% for the three and nine months ended September 30, 2022, respectively. Our income tax rate for the three and nine months ended September 30, 2023 was primarily impacted by changes in pre-tax book loss, valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, return to provision adjustments in foreign jurisdictions, and changes in our uncertain tax position liabilities. Our income tax rate for the three and nine months ended September 30, 2022 was primarily impacted by changes in valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax shortfalls on stock compensation.
Deferred Income Taxes
We generate deferred tax assets primarily as a result of finance and operating leases, net operating losses, excess interest carryforward, accrued compensation, and stock compensation. Our deferred tax liabilities are primarily comprised of intangible assets acquired in previous years, finance and operating leases, and unrealized gains and losses.
We maintained a net deferred tax liability of $15.8 million and $23.2 million as of September 30, 2023 and December 31, 2022, respectively. Our valuation allowance against our deferred tax assets was $25.2 million and $17.9 million as of September 30, 2023 and December 31, 2022, respectively, primarily related to net operating loss carryforwards, disallowed excess interest carryforwards, and capitalized research and development expenses.
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

Information related to leases included in the Condensed Consolidated Balance Sheets was as follows (in thousands, except lease term and discount rate):

Operating leases:	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$59,975	$56,061
Accumulated amortization	(16,630)	(14,202)
Operating lease right-of-use assets, net	$43,345	$41,859

Current maturities of operating leases	$3,940	$3,308
Non-current maturities of operating leases	42,862	41,257
Total operating lease liabilities	$46,802	$44,565

Finance leases:
Property and equipment, at cost	$6,421	$6,408
Accumulated amortization	(2,869)	(2,498)
Property and equipment, net	$3,552	$3,910

Current maturities of finance leases	$529	$513
Non-current maturities of finance leases	3,272	3,644
Total finance lease liabilities	$3,801	$4,157

Weighted average remaining lease term (in years):
Operating leases	10.7	11.9
Finance leases	7.1	7.8

Weighted average discount rate:
Operating leases	6.3%	5.9%
Finance leases	2.1%	2.1%
Current maturities of finance leases are included as a component of Other current liabilities on our Condensed Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, administrative, and marketing expenses on our Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of property and equipment	$136	$127	$400	$395
Interest expense on finance leases	20	22	62	69
Total finance lease expense	156	149	462	464
Operating lease expense	1,836	1,853	5,467	5,656
Sublease income	(87)	(92)	(101)	(275)
Total lease expense	$1,905	$1,910	$5,828	$5,845

A summary of our cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows for operating leases	$5,422	$4,939
Financing cash flows for finance leases	396	346
Operating cash flows for finance leases	62	62
Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2023	$139	$1,460
2024	606	6,119
2025	585	6,652
2026	567	6,162
2027	557	5,865
Thereafter	1,626	39,441
Total minimum lease payments	$4,080	$65,699
Less amount representing interest	(279)	(18,897)
Present value of net minimum lease payments	3,801	46,802
Less current maturities	(529)	(3,940)
Lease liabilities, less current maturities	$3,272	$42,862
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

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 the Credit Agreement contains certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. Beginning in 2021 if we repay borrowings under our Revolving Credit Facility to 25% or less, no financial maintenance covenants, including the minimum liquidity covenant and the maximum first lien net leverage ratio covenant, are applicable. No amounts are outstanding on the Revolving Credit Facility as of September 30, 2023. We are in compliance with our debt covenants as of September 30, 2023.
On December 19, 2022 in accordance with adopting ASU 2020-04 and 2021-01, we entered into an amendment to our Credit Agreement to replace the LIBOR based benchmark interest rate with the Secured Overnight Financing Rate (“SOFR”) based benchmark interest rate for our Term Loan Facility and our Revolving Credit Facility. Based on historical analysis of the differences between the benchmark rates, SOFR is adjusted to arrive at a Term SOFR rate that serves as the replacement base rate for LIBOR under our amended credit facilities. Under this amendment, at the maturity of our existing LIBOR-based loan on December 30, 2022, the interest rate at the repricing of our Term Loan Facility was calculated as Term SOFR plus a fixed percentage credit spread of 3.50%. The loan under the Revolving Credit Facility bears interest at Term SOFR plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. As of September 30, 2023 the aggregate interest rate of the Credit Agreement was 8.93% per annum.
Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of September 30, 2023 was approximately $101.6 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes $1.2 million and $3.7 million for the three and nine months ended September 30, 2023 and 2022, respectively, related to the aggregate of the contractual coupon interest and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. There were $1.3 million and $1.9 million of unamortized debt issuance costs related to Convertible Senior Notes as of September 30, 2023 and December 31, 2022, respectively.
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

We became eligible to redeem the Convertible Senior Notes beginning on July 5, 2023, following the expiration of their non-redemption period. We are able to redeem the Convertible Senior Notes in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of its other securities.
Loan Balances
The short-term and long-term balances of our Term Loan and other long-term borrowings were as follows (in thousands):

	September 30, 2023	December 31, 2022
Term Loan balance	$212,063	$213,750
Convertible Senior Notes	100,000	100,000
2.45% Sparkasse Zollernalb (KFW Loan 1)	117	296
1.40% Sparkasse Zollernalb (KFW Loan 2)	530	733
Total loan balance	312,710	314,779
Less unamortized loan origination costs	(5,281)	(6,672)
Net borrowings	307,429	308,107
Less short-term loan balance	(1,552)	(1,608)
Long-term loan balance	$305,877	$306,499
Interest Expense
Interest expense was $6.6 million and $19.1 million for the three and nine months ended September 30, 2023, respectively, as compared to $4.8 million and $12.9 million for the three and nine months ended September 30, 2022, respectively. Interest expense includes interest on debt and uncertain tax positions in all periods.
10.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of September 30, 2023 and the Consolidated Financial Statements as of December 31, 2022 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
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
For the three and nine months ended September 30, 2023 and 2022 the sources of revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic hospitals	$43,794	$40,710	$126,764	$116,512
International hospitals	24,481	23,655	80,543	78,368
International distributors	16,616	11,469	46,166	34,685
Other	2,963	1,004	6,861	4,826
Total sources of revenue	$87,854	$76,838	$260,334	$234,391
Also see segment disaggregation information in Note 14 below.
In February 2023 our supplier of CardioGenesis cardiac laser therapy handpieces informed us that it was exiting the business and will no longer be supplying handpieces effective immediately because the sole-source manufacturer of tubing used in the handpiece assembly had gone out of business and a new supplier had yet to be identified and qualified. We evaluated the impact of this disruption on our CardioGenesis cardiac laser therapy business and possible avenues for resumption of supply including the evaluation of alternate suppliers and handpiece manufacturers. As of June 30, 2023 we were unable to identify an alternative source of supply or handpiece manufacturer and do not foresee a resumption of this business in the future. As a result, we wrote-off all of our CardioGenesis cardiac laser therapy assets and recorded an expense of $390,000 during the nine months ended September 30, 2023 on our Condensed Consolidated Statements of Operations and Comprehensive Loss.
Contract Balances
We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra Design Engineering product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of September 30, 2023 and 2022.
We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of September 30, 2023 and 2022 was not material.
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

Equity Grants
During the nine months ended September 30, 2023 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs will be achieved at target levels, together totaled 616,000 shares and had an aggregate grant date fair value of $8.5 million.
During the nine months ended September 30, 2022 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 520,000 shares and had an aggregate grant date fair value of $9.7 million.
During the nine months ended September 30, 2023 and 2022 the Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 16,000 and 314,000 shares, respectively, to certain company officers. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.
Employees purchased common stock totaling 86,000 and 142,000 shares in the three and nine months ended September 30, 2023, respectively, as compared to 58,000 and 95,000 shares in the three and nine months ended September 30, 2022, respectively, through the ESPP.
Stock Compensation Expense
The following weighted-average assumptions were used to determine the fair value of options and shares purchased under the ESPP:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Stock Options	ESPP	Stock Options	ESPP
Expected life	5.0 Years	0.5 Years	5.0 Years	0.5 Years
Expected stock price volatility	0.45	0.42	0.45	0.66
Risk-free interest rate	4.11%	5.47%	3.99%	4.77%
The following table summarizes total stock compensation expenses prior to the capitalization of amounts into Deferred preservation and Inventory costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSA, RSU, and PSU expense	$2,647	$2,622	$8,685	$7,860
Stock option and ESPP expense	745	611	2,340	1,794
Total stock compensation expense	$3,392	$3,233	$11,025	$9,654
Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $205,000 and $559,000 for the three and nine months ended September 30, 2023, respectively, and $144,000 and $465,000 for the three and nine months ended September 30, 2022, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.

13.    Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic loss per common share	2023	2022	2023	2022
Net loss	$(9,801)	$(13,713)	$(26,715)	$(21,361)
Net loss allocated to participating securities	39	70	108	109
Net loss allocated to common shareholders	$(9,762)	$(13,643)	$(26,607)	$(21,252)

Basic weighted-average common shares outstanding	40,881	40,115	40,691	39,999
Basic loss per common share	$(0.24)	$(0.34)	$(0.65)	$(0.53)

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted loss per common share	2023	2022	2023	2022
Net loss	$(9,801)	$(13,713)	$(26,715)	$(21,361)
Net loss allocated to participating securities	39	70	108	109
Net loss allocated to common shareholders	$(9,762)	$(13,643)	$(26,607)	$(21,252)

Diluted weighted-average common shares outstanding	40,881	40,115	40,691	39,999
Diluted loss per common share	$(0.24)	$(0.34)	$(0.65)	$(0.53)
We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three and nine months ended September 30, 2023 and 2022 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss.
14.    Segment Information
We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of aortic stent grafts, On-X, surgical sealants, and other product revenues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, NEXUS DUO, and E-vita Thoracic 3G. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue Surgical Adhesive products. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.
The primary measure of segment performance, as viewed by our management, is segment gross margin or net external revenues less cost of products and preservation services. We do not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Medical devices	$63,747	$55,248	$192,041	$171,726
Preservation services	24,107	21,590	68,293	62,665
Total revenues	87,854	76,838	260,334	234,391

Cost of products and preservation services:
Medical devices	21,574	17,743	62,084	53,381
Preservation services	10,010	10,351	30,169	29,375
Total cost of products and preservation services	31,584	28,094	92,253	82,756

Gross margin:
Medical devices	42,173	37,505	129,957	118,345
Preservation services	14,097	11,239	38,124	33,290
Total gross margin	$56,270	$48,744	$168,081	$151,635
The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Products:
Aortic stent grafts	$25,523	$19,674	$80,032	$69,013
On-X	18,744	16,456	54,346	47,082
Surgical sealants	16,234	17,374	49,503	49,022
Other	3,246	1,744	8,160	6,609
Total products	63,747	55,248	192,041	171,726

Preservation services	24,107	21,590	68,293	62,665
Total revenues	$87,854	$76,838	$260,334	$234,391

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
•The potential impact the COVID-19 pandemic and the wars in Ukraine and the Gaza Strip may have on demand for and sales of our products and services, business operations, manufacturing operations, supply chain, cash flow, workforce, clinical and regulatory timelines, and our research and development projects;
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
•Our beliefs about the future regulatory status of our medical devices, our compliance with applicable laws and regulations, and our ability to make timely transitions to our Notified Bodies and obtain renewals for our Conformité Européene Mark product certification impacted by Brexit and the transition to the Medical Device Regulation in Europe, and the impact these transitions, renewals, and related processes may have on our business, including any impact on our customers’ ordering patterns and our ability to supply products;
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
•Our beliefs about our operating results which may fluctuate significantly on a periodic basis as a result of internal and external factors, including reduced demand for our products, the potential impact of GLP-1 drugs, healthcare workforce trends and labor disputes, availability of products, materials, and supplies, strategic actions we take such as acquisitions or divestitures, unanticipated costs and expenses, market reception of our new or improved product offerings, and interest rate and currency fluctuations; and
•Other statements regarding projections of future financial and business performance; anticipated growth and trends in our business and the markets relevant to our business, including as our growth relates to our competitors; the robustness and reliability of our workforce and supply chain; future production capacity and product supply; the availability and benefits of our products in the future; and the expected timing and impact of our strategic initiatives.
These and other forward-looking statements reflect the views of management at the time and such statements are originally made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially and adversely from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described in Part II, Item 1A, “Risk Factors” in this Form 10-Q and elsewhere throughout this report, the risks described in our other filings with the Securities and Exchange Commission including the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere throughout that report, and other risks which we may not be able to identify in advance, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim any duty, to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, surgical sealants, On-X® mechanical heart valves and related surgical products, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, NEXUS DUO, and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue® Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix® bovine surgical patches and CardioGenesis® cardiac laser therapy (prior to our abandonment of the business as of June 30, 2023). We began to manufacture and supply PerClot® hemostatic powder during the second quarter of 2023 (as part of the Transitional Manufacturing and Supply Agreement (“TMSA”) of the Baxter Transaction, described below).
We reported quarterly revenues of $87.9 million for the three months ended September 30, 2023, a 14% increase from the three months ended September 30, 2022. The increase in revenues for the three months ended September 30, 2023 was due to an increase in revenues from aortic stent grafts, preservation services, On-X products, and other products, partially offset by a decrease in revenues from surgical sealants. Constant currency revenues, as defined below, increased 12% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
See the “Results of Operations” section below for additional analysis of the three and nine months ended September 30, 2023.
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
Effects of COVID-19 and Macroeconomic Uncertainties
The COVID-19 pandemic had wide-ranging and unpredictable impacts on global economic conditions, our operations, and our financial results. The effects of the pandemic may continue to or again adversely impact aspects of our business and the global markets, including our workforce, supply chain, and operations, and the workforce and operations of our customers, suppliers, and business partners.
Although the global healthcare system continues to recover from challenges resulting from the COVID-19 pandemic, we continue to be at risk for impact on procedural volumes from staffing shortages due to workforce trends, worker availability, and more recently, shortages related to healthcare labor disputes in some markets.
The COVID-19 pandemic has also impacted certain aspects of the global supply chain and resulted in supply chain inflation. Although we have yet to experience material effects on our supply chain or operations, we face a continued risk that upstream disruptions may occur or worsen.
As global economies continue to recover from the COVID-19 downturn, increased opportunities for remote work and competitive labor markets at all levels have resulted in turnover and retention challenges that have impacted our workforce and the workforces of our customers and business partners.

Macroeconomic factors, both originating from the pandemic and otherwise, continue to have an impact on our business and operations. Global geopolitical conditions, including the war between Russia and Ukraine, and more recently, declaration of war in the Gaza Strip, as well as global economic challenges and inflationary pressures have increased prices, placed pressure on worldwide financial and credit markets, and strained the global supply chain.
The extent to which our operations and financial performance will be impacted by the pandemic and macroeconomic uncertainties during fiscal year 2023 and beyond will depend largely on future developments, including changes in hospital utilization rates and staffing, the resilience of the global supply chain, geopolitical stability, and macroeconomic trends. The significant uncertainty related to the pandemic and macroeconomic conditions could have a material impact on our financial condition, profitability, cash flows, and results and operations.
New Accounting Pronouncements
See Note 1 of “Notes to Condensed Consolidated Financial Statements” identified in Part I, Item I of this Form 10-Q for further discussion of new accounting standards that have been adopted.
Results of Operations
(Tables in thousands, except percentages)
Revenues

	Revenues for the Three Months Ended September 30,		Percent Change From Prior Year	Revenues as a Percentage of Total Revenues for the Three Months Ended September 30,
	2023	2022		2023	2022
Products:
Aortic stent grafts	$25,523	$19,674	30%	29%	26%
On-X	18,744	16,456	14%	21%	21%
Surgical sealants	16,234	17,374	-7%	19%	23%
Other	3,246	1,744	86%	4%	2%
Total products	63,747	55,248	15%	73%	72%

Preservation services	24,107	21,590	12%	27%	28%
Total	$87,854	$76,838	14%	100%	100%

	Revenues for the Nine Months Ended September 30,		Percent Change From Prior Year	Revenues as a Percentage of Total Revenues for the Nine Months Ended September 30,
	2023	2022		2023	2022
Products:
Aortic stent grafts	$80,032	$69,013	16%	31%	29%
On-X	54,346	47,082	15%	21%	20%
Surgical sealants	49,503	49,022	1%	19%	21%
Other	8,160	6,609	23%	3%	3%
Total products	192,041	171,726	12%	74%	73%

Preservation services	68,293	62,665	9%	26%	27%
Total	$260,334	$234,391	11%	100%	100%

Revenues increased 14% and 11% for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. The increase in revenues for the three months ended September 30, 2023 was due to an increase in revenues from aortic stent grafts, preservation services, On-X products, and other products, partially offset by a decrease in revenues from surgical sealants. The increase in revenues for the nine months ended September 30, 2023 was due to an increase in revenues from aortic stent grafts, On-X products, preservation services, other products, and surgical sealants. Revenues for the three and nine months ended September 30, 2022 were negatively impacted in certain regions by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due to the COVID-19 pandemic and local labor disputes.
The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Three Months Ended September 30,				Percent Change From Prior Year
	2023	2022
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$25,523	$19,674	$1,193	$20,867	22%
On-X	18,744	16,456	90	16,546	13%
Surgical sealants	16,234	17,374	318	17,692	-8%
Other	3,246	1,744	8	1,752	85%
Total products	63,747	55,248	1,609	56,857	12%

Preservation services	24,107	21,590	(12)	21,578	12%
Total	$87,854	$76,838	$1,597	$78,435	12%

	Revenues for the Nine Months Ended September 30,				Percent Change From Prior Year
	2023	2022
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$80,032	$69,013	$(17)	$68,996	16%
On-X	54,346	47,082	(129)	46,953	16%
Surgical sealants	49,503	49,022	(36)	48,986	1%
Other	8,160	6,609	(10)	6,599	24%
Total products	192,041	171,726	(192)	171,534	12%

Preservation services	68,293	62,665	(81)	62,584	9%
Total	$260,334	$234,391	$(273)	$234,118	11%

Constant currency revenues increased 12% and 11% for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. See “Non-GAAP Measures of Financial Performance” below for further background on our non-GAAP measures.
A detailed discussion of the changes in product revenues and preservation services revenues for the three and nine months ended September 30, 2023 is presented below.
Products

Revenues from products increased 15% and 12% for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. The increase for the three months ended September 30, 2023 was due to an increase in revenues from aortic stent grafts, On-X products, and other products, partially offset by a decrease in revenues from surgical sealants. The increase for the nine months ended September 30, 2023 was due to an increase in revenues from all products. Constant currency revenues from products increased 12% for both the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. A discussion of the changes in product revenues for aortic stent grafts, On-X products, surgical sealants, and other product revenues is presented below.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, British Pounds, Polish Zlotys, Swiss Francs, Brazilian Reals, and Canadian Dollars, with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, the US Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into US Dollars. For the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, the US Dollar strengthened in comparison to major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.
Aortic Stent Grafts
Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, synthetic vascular grafts, and original equipment manufacturing (“OEM”) aortic stent graft products. Aortic arch stent grafts include E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, NEXUS DUO, and E-vita Thoracic 3G products. Abdominal stent grafts include E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Aortic stent grafts are used in endovascular and open vascular surgery for the treatment of complex aortic arch, thoracic, and abdominal aortic diseases. Our aortic stent grafts are primarily distributed in international markets.
Revenues from the sales of aortic stent grafts increased 30% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This increase was primarily due to an increase in the volume and a change in the mix of units sold, which increased revenues by 23%, and the effect of foreign exchange rates, which increased revenues by 7%.
Revenues from the sales of aortic stent grafts increased 16% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase was primarily due to an increase in the volume and a change in the mix of units sold, which increased revenues by 12%, and an increase in average sales prices, which increased revenues by 4%.
Constant currency revenues from the sales of aortic stent grafts increased 22% and 16% for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. The increase in revenues was partially due to improved conditions from the COVID-19 pandemic for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. Revenues for the three months ended September 30, 2023 increased primarily in Europe, the Middle East, and Africa (collectively, “EMEA”) and Asia Pacific (“APAC”). Revenues for the nine months ended September 30, 2023 increased in all geographies, with the most significant increase in EMEA.

The revenue increase in EMEA for the three and nine months ended September 30, 2023 was primarily due to an increase in buying patterns in direct (to hospitals) markets. The revenue increase in APAC for the three and nine months ended September 30, 2023 was primarily due to an increase in distributor buying patterns in certain markets. OEM sales of aortic stent grafts accounted for approximately 1% of product revenues for both the three and nine months ended September 30, 2023 and 2022.

On-X

The On-X products include the On-X prosthetic aortic and mitral heart valves and the On-X ascending aortic prosthesis (“AAP”) for heart valve replacement. Revenues from the sales of On-X products also include revenues from the distribution of CarbonAid® CO2 diffusion catheters and from the sale of Chord-X® ePTFE sutures for mitral chordal replacement. On-X also generates revenue from pyrolytic carbon coating services for OEM customers.
Revenues from the sales of On-X products increased 14% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This increase was primarily due to an increase in volume of units sold, which increased revenues by 8%, an increase in average sales prices in certain regions, which increased revenues by 5%, and the effect of foreign exchange rates, which increased revenues by 1%.
Revenues from the sales of On-X products increased 15% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase was primarily due to an increase in the volume and change in the mix of units sold, which increased revenues by 9%, and an increase in average sales prices, which increased revenues by 6%.
Constant currency revenues from the sales of On-X products increased 13% and 16% for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. The increase in revenues was partially due to improved conditions from the COVID-19 pandemic for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. Revenues for the three months ended September 30, 2023 increased in all geographies, with the most significant increases in North America and Latin America (“LATAM”). Revenues for the nine months ended September 30, 2023 increased in all geographies, with the most significant increases in North America and APAC. The increase in revenues in North America for the three and nine months ended September 30, 2023 was also impacted by customer buying patterns. The increase in revenues in LATAM for the three and nine months ended September 30, 2023 was also impacted by market penetration in certain regions. The increase in revenues in APAC for the three and nine months ended September 30, 2023 was also impacted by distributor buying patterns. On-X OEM sales accounted for less than 1% of product revenues for both the three and nine months ended September 30, 2023 and 2022.
Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants decreased 7% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This decrease was primarily due to a change in the mix and a decrease in volume of milliliters sold, which decreased revenues by 10%, partially offset by an increase in average sales prices in certain regions, which increased revenues by 2%, and the effect of foreign exchange rates, which increased revenues by 1%.
Revenues from the sales of surgical sealants increased 1% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase was primarily due to an increase in average sales prices in certain regions, which increased revenues by 2%, partially offset by a change in the mix of milliliters sold, which decreased revenues by 1%.
Constant currency revenues from the sales of surgical sealants decreased 8% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Constant currency revenues from sales of surgical sealants increased 1% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease in revenues for the three months ended September 30, 2023 was primarily due to revenue decreases in EMEA. The increase in revenues for the nine months ended September 30, 2023 was primarily due to revenue increases in all geographies, except for revenue decreases in EMEA.

Revenues from the sales of surgical sealants decreased in EMEA during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. During the three months ended September 30, 2022 customers accelerated orders in certain countries in anticipation of temporary commercialization restrictions resulting from the expiration of our BioGlue CE Mark during our transition to a new Notified Body. We received renewal of our BioGlue CE Mark and completed our Notified Body transition late in the fourth quarter of 2022.
Domestic revenues from the sales of surgical sealants accounted for 48% and 49% of total surgical sealant revenues for the three and nine months ended September 30, 2023, respectively, and 46% and 48% of total surgical sealant revenues for the three and nine months ended September 30, 2022, respectively.
Other
Other revenues are comprised of PhotoFix, PerClot (as part of the TMSA of the Baxter Transaction described below), and CardioGenesis cardiac laser therapy product revenues (prior to our abandonment of that business as of June 2023).
Other revenues increased 86% and 23% for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. The increase in other revenues for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was primarily due to an increase in PerClot product revenues, partially offset by decreased CardioGenesis revenues as a result of our abandonment of the CardioGenesis cardiac laser therapy business as of June 30, 2023.
Revenues from our CardioGenesis cardiac laser therapy product line historically consisted primarily of sales of handpieces and, in certain periods, the sale of laser consoles. In February 2023 our supplier of handpieces informed us that it was exiting the business and will no longer be supplying handpieces effective immediately because the sole-source manufacturer of tubing used in the handpiece assembly had gone out of business and a new supplier had yet to be identified and qualified. We evaluated the impact of this disruption on our CardioGenesis cardiac laser therapy business and possible avenues for resumption of supply including the evaluation of alternate suppliers and handpiece manufacturers. As of June 30, 2023 we were unable to identify an alternative source of supply or handpiece manufacturer and do not foresee a resumption of this business in the future. As a result, we wrote-off all of our CardioGenesis cardiac laser therapy assets and recorded an expense of $390,000 during the nine months ended September 30, 2023 on our Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

Revenues from tissue processing increased 12% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase in revenues for the three months ended September 30, 2023 was primarily due to an increase in average sales prices, which increased revenues by 15%, partially offset by a decrease in tissues shipped, which decreased revenues by 3%.
Revenues from tissue processing increased 9% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase in revenues for the nine months ended September 30, 2023 was primarily due to an increase in average sales prices, which increased revenues by 10%, partially offset by a decrease in tissues shipped, which decreased revenues by 1%.
The increase in revenues from tissue processing for the three and nine months ended September 30, 2023 was primarily due to an increase in pricing for certain tissues.
Cost of Products and Preservation Services
Cost of Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of products	$21,574	$17,743	$62,084	$53,381
Cost of products increased 22% and 16% for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. Cost of products for the three and nine months ended September 30, 2023 and 2022 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.
The increase in the cost of products for the three months ended September 30, 2023 was primarily due to an increase in the cost of surgical sealants and On-X products, as well as an increase in the volume of all products shipped except for surgical sealants, as compared to the three months ended September 30, 2022.
The increase in the cost of products for the nine months ended September 30, 2023 was primarily due to an increase in the volume of On-X products and aortic stent grafts shipped, and an increase in the cost of On-X products, surgical sealants, and aortic stent grafts shipped, as compared to the nine months ended September 30, 2022.
Cost of Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of preservation services	$10,010	$10,351	$30,169	$29,375
Cost of preservation services decreased 3% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Cost of preservation services increased 3% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Cost of preservation services included costs for cardiac and vascular tissue preservation services.
The decrease in the cost of preservation services for the three months ended September 30, 2023 was primarily due to a decrease in the tissues shipped, as compared to the three months ended September 30, 2022.
The increase in the cost of preservation services for the nine months ended September 30, 2023 was primarily due to an increase in shipments and processing cost of tissues shipped, as compared to the nine months ended September 30, 2022.

Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross margin	$56,270	$48,744	$168,081	$151,635
Gross margin as a percentage of total revenues	64%	63%	65%	65%
Gross margin increased 15% and 11% for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022.
Gross margin for the three and nine months ended September 30, 2023 was positively impacted by shipments of PerClot as part of the Baxter Transaction described above. PerClot shipped during the second quarter and a portion of the third quarter of 2023 represented PerClot pre-launch inventory manufactured prior to PMA and previously recorded as research and development expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The increase in gross margin for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was also due to an increase in average sales prices of certain tissues and a mix of aortic stent grafts and On-X products shipped, partially offset by an increase in the cost of surgical sealants and On-X products shipped. Gross margin as a percentage of total revenues increased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Gross margin as a percentage of total revenues was positively impacted by favorable prices of certain tissues shipped, a mix of certain aortic stent grafts and On-X products shipped, partially offset by an increase in the cost of On-X products and a mix of surgical sealants shipped during the three months ended September 30, 2023.
The increase in gross margin for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was also due to an increase in average sales prices of certain tissues, On-X products, and aortic stent grafts shipped, and a mix of certain aortic stent grafts and On-X products shipped, partially offset by an increase in the cost of all products shipped. The increase in gross margin was partially offset by an increase in product costs of surgical sealants, On-X products, aortic stent grafts, and cardiac tissues. Gross margin as a percentage of total revenues was flat for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Gross margin as a percentage of total revenues was positively impacted by favorable prices of certain tissues shipped, a mix of On-X products and certain aortic stent grafts shipped, offset by an increase in product costs of surgical sealants and On-X products shipped during the nine months ended September 30, 2023.
Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General, administrative, and marketing expenses	$51,093	$41,051	$158,699	$118,989
General, administrative, and marketing expenses as a percentage of total revenues	58%	53%	61%	51%
General, administrative, and marketing expenses increased 24% and 33% for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. The increase in General, administrative, and marketing expenses for the three and nine months ended September 30, 2023 was primarily due to an increase in business development expense and personnel-related costs.

General, administrative, and marketing expenses included $6.4 million and $22.5 million of business development expense for the three and nine months ended September 30, 2023, respectively, as compared to $864,000 of expense and $3.8 million of income for the three and nine months ended September 30, 2022, respectively. We incurred $6.2 million and $21.9 million of business development expense during the three and nine months ended September 30, 2023, respectively, related to the fair value adjustments for the Ascyrus contingent consideration, as compared to $400,000 of business development expense and $4.6 million of business development income during the three and nine months ended September 30, 2022, respectively.
Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$6,421	$11,799	$21,062	$30,575
Research and development expenses as a percentage of total revenues	7%	15%	8%	13%
Research and development expenses decreased 46% and 31% for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. Research and development spending for the three and nine months ended September 30, 2023 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts, and to a lesser extent, On-X and PerClot products. Research and development spending for the three and nine months ended September 30, 2022 was primarily focused on clinical work to gain regulatory approvals for On-X, certain aortic stent grafts, and PerClot products.
Interest Expense
Interest expense was $6.6 million and $19.1 million for the three and nine months ended September 30, 2023, respectively, as compared to $4.8 million and $12.9 million for the three and nine months ended September 30, 2022, respectively. Interest expense for the three and nine months ended September 30, 2023 and 2022 relates to interest on debt. The increase in interest expense for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was primarily due to an increase in the interest rate on our term loan.
Other Expense, Net
Other expense, net was $1.9 million and $5.2 million for the three and nine months ended September 30, 2023, respectively, as compared to $3.7 million and $7.6 million for the three and nine months ended September 30, 2022, respectively. Other expense, net for the nine months ended September 30, 2023 primarily included a $5.0 million expense related to a payment to Endospan for achievement of certain milestones related to the NEXUS products. See Part I, Item 1, Note 3 - “Agreements with Endospan” of the “Notes to Condensed Consolidated Financial Statements” for further information on our agreements with Endospan. Other expense, net for the three and nine months ended September 30, 2023 and 2022 included the realized and unrealized effects of foreign currency gains and losses.

Earnings

(Table in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss before income taxes	$(9,419)	$(12,532)	$(20,995)	$(18,261)
Income tax expense	382	1,181	5,720	3,100
Net loss	$(9,801)	$(13,713)	$(26,715)	$(21,361)

Diluted loss per common share	$(0.24)	$(0.34)	$(0.65)	$(0.53)
Diluted weighted-average common shares outstanding	40,881	40,115	40,691	39,999
We incurred a loss before income taxes for the three and nine months ended September 30, 2023 and 2022. The loss before income taxes for the three and nine months ended September 30, 2023 was impacted by the change in fair value of our financial instruments, an increase in certain operating expenses to support revenue expansion, and an increase in interest expense. The loss before income taxes for the three and nine months ended September 30, 2022 was impacted by an increase in operating expenses to support revenue expansion, an increase in investments in the research and development pipeline, and an unfavorable impact of foreign currency gains and losses. The loss before income taxes was partially offset by the change in fair value of our financial instruments for the nine months ended September 30, 2022. Revenues for the three and nine months ended September 30, 2022 were also unfavorably impacted by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due in part to the COVID-19 pandemic in certain regions.
Our effective income tax rate was an expense of 4% and 27% for the three and nine months ended September 30, 2023, respectively, as compared to an expense of 9% and 17% for the three and nine months ended September 30, 2022, respectively. The change in the tax rate for the three and nine months ended September 30, 2023 was primarily due to changes in pre-tax book loss, valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, return to provision adjustments in foreign jurisdictions, and changes in our certain tax position liabilities, as compared to the three and nine months ended September 30, 2022.
Our income tax rate for the three and nine months ended September 30, 2023 was primarily impacted by changes in pre-tax book loss, valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, return to provision adjustments in foreign jurisdictions, and changes in our certain tax position liabilities. Our income tax rate for the three and nine months ended September 30, 2022 was primarily impacted by changes in our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax shortfalls on stock compensation.
We incurred net loss and diluted loss per common share for the three and nine months ended September 30, 2023 and 2022. Net loss and diluted loss per common share for the three and nine months ended September 30, 2023 was primarily due to loss before income taxes, as discussed above.
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
Liquidity and Capital Resources
Net Working Capital
As of September 30, 2023 net working capital (current assets of $267.1 million less current liabilities of $55.0 million) was $212.1 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, as compared to net working capital of $197.6 million and a current ratio of 5 to 1 at December 31, 2022.
Overall Liquidity and Capital Resources
Our primary cash requirements for the nine months ended September 30, 2023 were for general working capital needs, interest and principal payments under our Credit Agreement (defined below), interest payments under our Convertible Senior Notes (defined below), capital expenditures for facilities and equipment, repurchases of stock to cover tax withholdings, and payment to Endospan for achievement of certain milestones related to the NEXUS products. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.

We believe our cash from operations and existing cash and cash equivalents will enable us to meet our current operational liquidity needs for at least the next twelve months. Our future cash requirements are expected to include interest and principal payments under our Credit Agreement and Convertible Senior Notes (described in “Significant Sources and Uses of Liquidity” section below), expenditures for clinical trials, research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes and may include cash to fund business development activities including obligations in the agreements related to the Ascyrus transactions. These items may have a significant effect on our future cash flows during the next twelve months. Subject to the terms of our Credit Agreement, we may seek additional borrowing capacity or financing, pursuant to our current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If we undertake any further significant business development activity, we may need to finance such activities by obtaining additional debt financing or using a registration statement to sell equity securities. There can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us.
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
On December 19, 2022 in accordance with adopting ASU 2020-04 and 2021-01, we entered into an amendment to our Credit Agreement to replace the LIBOR based benchmark interest rate with the Secured Overnight Financing Rate (“SOFR”) based benchmark interest rate for our Term Loan Facility and our Revolving Credit Facility. Based on historical analysis of the differences between the benchmark rates, SOFR is adjusted to arrive at a Term SOFR rate that serves as the replacement base rate for LIBOR under our amended credit facilities. Under this amendment, at the maturity of our existing LIBOR-based loan on December 30, 2022, the interest rate at the repricing of our Term Loan Facility was calculated as Term SOFR plus a fixed percentage credit spread of 3.50%. The loan under the Revolving Credit Facility bears interest at Term SOFR plus a margin of between 4.00% and 4.25%, depending on our consolidated leverage ratio. As of September 30, 2023 the aggregate interest rate of the Credit Agreement was 8.93% per annum.

On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of September 30, 2023 was approximately $101.6 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes $1.2 million and $3.7 million for the three and nine months ended September 30, 2023 and 2022, respectively, related to the aggregate of the contractual coupon interest and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. There were $1.3 million and $1.9 million of unamortized debt issuance costs related to Convertible Senior Notes as of September 30, 2023 and December 31, 2022, respectively.
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
We became eligible to redeem the Convertible Senior Notes beginning on July 5, 2023, following the expiration of their non-redemption period. We are able to redeem the Convertible Senior Notes in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of its other securities.
As of September 30, 2023 approximately 32% of our cash and cash equivalents were held in foreign jurisdictions.

The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by (used in):
Operating activities	$7,987	$(4,936)
Investing activities	2,167	(8,047)
Financing activities	2,495	(780)
Effect of exchange rate changes on cash and cash equivalents	1,481	(3,675)
Increase (decrease) in cash and cash equivalents	$14,130	$(17,438)
Net Cash Flows from Operating Activities
Net cash provided by operating activities was $8.0 million for the nine months ended September 30, 2023, as compared to net cash used in operating activities of $4.9 million for the nine months ended September 30, 2022.
We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the nine months ended September 30, 2023 these non-cash items primarily included $21.9 million of fair value adjustments of financial instruments, $17.3 million of depreciation and amortization expenses, $14.3 million of gain from sale of non-financial assets, $10.5 million of non-cash compensation, $7.3 million of deferred income tax changes, $5.5 million of lease expenses, and $5.0 million of fair value adjustment of long-term loan.
Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the nine months ended September 30, 2023 these included the favorable effect of $765,000 due to the timing differences between recording receivables and the receipt of cash, $412,000 due to timing differences between the recording of accounts payable, accrued expenses, and other liabilities and the payment of cash, partially offset by $10.6 million due to an increase in inventory balances and deferred preservation costs and $527,000 due to an increase in prepaid expenses and other assets.
Net Cash Flows from Investing Activities
Net cash provided by investing activities was $2.2 million for the nine months ended September 30, 2023, as compared to net cash used in investing activities of $8.0 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023 cash flows provided by investing activities primarily included $14.3 million of proceeds from the sale of non-financial assets, partially offset by $5.5 million of cash used for capital expenditures and $5.0 million payment related to our agreement with Endospan.
Net Cash Flows from Financing Activities
Net cash provided by financing activities was $2.5 million for the nine months ended September 30, 2023, as compared to net cash used in financing activities of $780,000 for the nine months ended September 30, 2022. The current year cash provided by financing activities was primarily due to $3.6 million of proceeds from financing insurance premiums and $3.5 million of proceeds from the exercise of stock options and issuances of common stock, partially offset by $2.1 million for the repayment of debt and $1.5 million for the payments of short-term notes payable.
Scheduled Contractual Obligations and Future Payments
Our long-term debt obligations and interest payments include $312.7 million of scheduled principal payments and $76.6 million in anticipated interest payments related to our Credit Agreement, Convertible Senior Notes, and other governmental loans.

We have contingent payment obligations that include up to $100.0 million to be paid to the former shareholders of Ascyrus upon the achievement of certain milestones. As part of the transaction with Baxter, we may be required to pay up to $3.0 million if certain milestones are met.
Our operating and finance lease obligations result from the lease of land and buildings that comprise our corporate headquarters and our various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on company vehicles; and leases on a variety of office and other equipment.
Capital Expenditures
Capital expenditures were $5.5 million and $6.9 million for the nine months ended September 30, 2023 and 2022, respectively. Capital expenditures for the nine months ended September 30, 2023 were primarily related to routine purchases of manufacturing and tissue processing equipment, computer software needed to support our business, leasehold improvements, and computer equipment.
Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest income and interest expense are sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash and cash equivalents of $53.5 million as of September 30, 2023 and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility, Term Loan Facility, and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us for the nine months ended September 30, 2023, affecting our cash and cash equivalents, Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.
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
An additional 10% adverse change in exchange rates from the exchange rates in effect on September 30, 2023 affecting our balances denominated in foreign currencies could impact our financial position or cash flows by approximately $7.0 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the nine months ended September 30, 2023 affecting our revenue and expense transactions denominated in foreign currencies would not have had a material impact on our financial position, profitability, or cash flows.

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
Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of September 30, 2023 the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the US Securities and Exchange Commission’s rules and forms.
Changes to Disclosure Controls and Procedures
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The COVID-19 pandemic and the related macroeconomic fallout have continued to impact the global supply chain; and the impact on workforces, material availability, demand, and costs has reportedly continued or worsened in many cases. Although we have yet to experience any material effects on our supply chain, we have faced increasing costs and face a continued risk that upstream disruptions may occur. Risks relating to the lingering effects of global supply chain disruptions may continue even after COVID-19’s risk as a global pandemic has subsided.
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
•Changes in currency exchange rates, particularly fluctuations in the Euro as compared to the US Dollar and other inflationary pressures;
•Potential adverse financial impact and negative erosion of our operating profit margin over time due to increasing inflationary pressures, including impact felt through our supply chain; our exposure may be increased through our limited ability to raise prices and through global expansion where business occurs with, or pricing is set directly by, government entities, or we are party to long term pricing agreements with governments or local distributors, impacting our ability to pass on rising costs;
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
Our operations and performance have been, and may continue to be, impacted by regional and global geopolitical conditions, domestic and foreign trade and monetary policies, and other factors beyond our control. As an example of these risks, Russia’s military attacks on Ukraine have triggered significant sanctions from the US and foreign governments and retaliatory actions from Russia, resulting in significant banking and trade disruptions. More recently, war has been declared in the Gaza Strip resulting in an expanding regional crisis. These wars have resulted in significant devastation to the people and infrastructure in the region, significantly impacting trade and transportation which may impact our global supply chain, increase prices, and limit our ability to continue to do business in affected regions.
To date, sanctions and other disruptions in the Eastern European region have not materially impacted our business or ability to supply products to Russia, Belarus, Ukraine, and the region generally; however, continuation or escalation of the wars in Ukraine or the Middle East, or increased export controls or additional sanctions imposed on or by impacted countries, their allies, or related entities could adversely affect our financial performance. Although we do not have any direct operations in Russia, Ukraine, Israel, or Gaza, the NEXUS products are solely manufactured by Endospan in Herzliya, Israel. Although we have not experienced any disruption of supply from Endospan, the conflict in and around Israel is rapidly evolving. Ultimately, it is difficult to predict the ultimate course of these wars and we may face business operations and supply chain disruptions as a result, including disruptions related to shortages of materials and finished goods, higher costs of materials and freight, freight delays, increased energy costs or energy shortages, travel disruptions, currency fluctuation, and disruptions to banking systems or capital markets.

We operate in highly competitive market segments, face competition from large, well-established medical device companies and tissue service providers with greater resources and we may not be able to compete effectively.
The market for our products and services is competitive and affected by new product introductions and activities of other industry participants, including the introduction of novel products and therapies aimed at unrelated disease states or even overall patient health. In addition, such products and therapies like the recently introduced GLP-1 drugs, which we believe have or will have little to no actual impact on demand for our products, can lead to investor and customer confusion and impact the perceived demand for our products. We face intense competition in virtually all of our product lines. A significant percentage of market revenues from competitive products are generated by Baxter, Ethicon (a Johnson & Johnson Company), Medtronic, plc, Abbott Laboratories, Edwards Lifesciences Corp., C.R. Bard, Inc. (a subsidiary of Becton, Dickinson and Company), Integra Life Sciences Holdings, LifeNet, Corcym, Anteris Technologies, Inc., Aziyo Biologics, Cook Medical, Gore & Associates, Terumo, LeMaitre Vascular, Inc., Maquet, Inc., Pfizer, Inc., and BioCer Entwicklungs-GmbH. Several of our competitors enjoy competitive advantages over us, including:

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
•Meet demand and manage inventory for aortic stent grafts as we seek to expand our business globally; and
•Maintain a productive working relationship with our Works Council in Germany.

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
As an example of this risk, we fully impaired the value of a securities purchase option agreement with Endospan (“Endospan Option”) and fully wrote-down the value of an agreement for a secured loan from Artivion to Endospan (“Endospan Loan”), primarily driven by a decrease in forecasted operating results. This impairment, and other potential risks like those mentioned above, may adversely affect the market value of our common stock.

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
Finally, the COVID-19 pandemic, the wars in Ukraine and the Gaza Strip, work force shortages, exchange rates, and inflation continue to impact the global supply chain; their impact on workforces, global mobility, material availability, demand, and shipping and reorder times and reliability has reportedly continued or worsened in many cases. The ongoing wars may add to or exacerbate challenges faced by the global supply chain. See Part I, Item 1A, “Risk Factors – Business and Economic Risks – We are subject to a variety of risks due to our international operations and continued global expansion.” Although we have yet to experience any material effects of this impact on our supply chain or operations, we face an increasing risk that upstream disruptions may occur. Risks relating to the lingering effects of global supply chain disruptions may even continue after COVID-19’s risk as a global pandemic and the wars in Ukraine and Gaza have subsided.

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
As an example of these risks, in 2019 we lost our supply of handpieces for cardiac laser therapy resulting from a manufacturing location change at our supplier that ultimately required a Premarket Approval (“PMA”) supplement and FDA approval before handpiece manufacturing and distribution could resume. Even though the FDA approved the PMA-S, our supplier was unable to fully resume production due to factors outside of our control. Due to these and other supplier issues, we had virtually no supply of handpieces during the first three quarters of 2021. In the fourth quarter of 2021 our supplier was notified that their sole-source manufacturer of tubing used in the handpiece assembly had gone out of business, requiring us to work with our supplier to identify and qualify a new supplier before a disruption in handpiece availability occurred. In February 2023 we were notified by our supplier that, because the sole-source manufacturer had gone out of business, and because a new supplier had yet to be identified and qualified, our supplier would cease to supply handpieces, effective immediately. As of June 30, 2023 we were unable to identify an alternative source of supply or handpiece manufacturer and do not foresee a resumption of this business in the future. As a result, we wrote-off all of our CardioGenesis cardiac laser therapy assets and recorded an expense of $390,000 during the nine months ended September 30, 2023 on our Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
We have three internal manufacturing facilities: Austin, Texas for On-X products, Hechingen, Germany for internally manufactured aortic stent grafts, and Kennesaw, Georgia for all other products and services. Certain aortic stent graft assemblies are manufactured for us by a contract manufacturer in Slovakia. The AMDS product is solely manufactured by a supplier in Charlotte, North Carolina, and the NEXUS products are solely manufactured by Endospan in Herzliya, Israel. If one of these suppliers or facilities ceases operations temporarily or permanently, for any reason including a pandemic, war, or climate change related event, our business could be substantially disrupted.

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
Our ability to realize the anticipated business opportunities, growth prospects, cost savings, synergies, and other benefits of these and other transactions depends on a number of factors including our ability to:

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
Additionally, our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the Endospan Transaction depends on a number of additional factors including Endospan’s ability to: (a) comply with the Endospan Loan and other debt obligations, and avoid an event of default; (b) successfully commercialize NEXUS and NEXUS DUO, raise capital and drive adoption in markets in and outside of Europe; (c) meet demand for NEXUS and NEXUS DUO; (d) meet quality and regulatory requirements for NEXUS and NEXUS DUO; (e) manage any intellectual property risks and uncertainties associated with NEXUS and NEXUS DUO; (f) obtain FDA approval of NEXUS and NEXUS DUO; (g) remain a going concern; and (h) develop NEXUS, NEXUS DUO, and other product improvements to meet competitive threats and physician demand. As an example of this risk, the forecasted operating results related to NEXUS decreased, resulting in an impairment to the carrying value of the Endospan Option, and a full write-down of the value of the Endospan Loan, reflecting decreased expectations with respect to the anticipated benefits of the Endospan Transaction.
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
As an example of these risks, on May 25, 2017, the European Union adopted new regulations governing medical devices (the MDR), which were fully implemented on May 26, 2021. The MDR places stricter requirements on manufacturers and European Notified Bodies regarding, among other things, product classifications and pre- and post-market clinical studies for product clearances and approvals which could result in product reclassifications or the imposition of other regulatory requirements that could delay, impede, or prevent our ability to commercialize existing, improved, or new products in the European Economic Area and other markets that require CE Marking. Additionally, to the extent the MDR places stricter requirements on manufacturers of custom-made devices, those new requirements could delay, impede, or otherwise impact the availability of our E-xtra Design Engineering products. COVID-19 has impacted the predictability and timelines associated with the MDR transition. Most recently, the European Parliament extended the MDR transition period under Regulation (EU) 2023/607 but it is still unclear whether this extension will be able to mitigate the challenges posed by the transition to the MDR. In order for devices to qualify for the extended MDR transition period, manufacturers must submit a formal application to the relevant notified body by May 26, 2024, and the applicant and notified body must enter into a signed written agreement no later than September 26, 2024. If we are unable to obtain agreements covering our products by that time, the presently applicable extensions will expire and impact our ability to market those devices.

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
We are currently seeking regulatory approval for BioGlue in China, where the Chinese regulatory body has made additional requests, and expressed several concerns, related to the application. We have obtained an extension of time until February 2024 in which to file an updated submission for BioGlue in China. If the costs to file an updated submission are prohibitive, or we cannot obtain approval following the review of the updated submission or the costs to do so are prohibitive, we ultimately may be unable to sell BioGlue in China. Similarly, in November 2023 we announced that we were no longer pursuing a labeling change for our On-X mitral valve in connection with our PROACT Mitral trial due to additional investments that would be required to do so.
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
Some of our products, including our On-X products, are sterilized using EtO. Although we have a small-scale EtO facility in Austin, Texas, we rely primarily on third-party large-scale EtO facilities to sterilize our products. In addition, some of our suppliers use, or rely upon third parties to use, EtO to sterilize some of our product components. Concerns about the release of EtO into the environment at unsafe levels have led to increased activism and lobbying as well as various regulatory enforcement activities against EtO facilities, including closures and temporary closures, lawsuits against EtO service providers, and proposals increasing regulations related to EtO. The number of EtO facilities in the US is limited, and any permanent or temporary closures or disruption to their operations for any reason could delay, impede, or prevent our ability to commercialize our products. In addition, any litigation, regulatory enforcement, or government regulation regarding the use of EtO could result in financial, legal, business, and reputational harm to us.

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
Our relationships with physicians, hospitals, and other healthcare providers are subject to scrutiny under various US and international bribery, anti-kickback, false claims, privacy, transparency, and similar laws, often referred to collectively as “healthcare compliance laws.” Healthcare compliance laws are broad, sometimes ambiguous, complex, and subject to change and changing interpretations. The ongoing wars in Ukraine and Gaza, and the current and future sanctions imposed on Russia and others as a result may exacerbate these risks. See also Part I, Item 1A, “Risk Factors – Business and Economic Risks - We are subject to a variety of risks due to our international operations and continued global expansion.” Possible sanctions for violation of these healthcare compliance laws include fines, civil and criminal penalties, exclusion from government healthcare programs, and despite our compliance efforts, we face the risk of an enforcement activity or a finding of a violation of these laws.
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
The agreements currently governing our indebtedness contain, and any instruments governing future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us and certain of our subsidiaries, including (subject in each case to certain exceptions) restrictions or prohibitions on our and certain of our subsidiaries’ ability to, among other things:

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
Investors and other key stakeholders are increasingly focusing on areas of corporate responsibility, and particularly matters related to environmental, social, and governance (“ESG”) factors. Institutional investors have expressed expectations with respect to ESG matters that they use to guide their investment strategies and may, in some cases, choose not to invest in us if they believe our ESG policies are lagging or inadequate. Other stakeholders also have expectations regarding ESG factors, such as employees or potential employees who desire to work for a company that reflects their personal values. These areas of focus are continuing to evolve, as are the criteria that investors assess companies’ performance in these areas. Investors are increasingly looking to companies that demonstrate strong ESG and sustainability practices as an indicator of long-term resilience, especially in light of events such as the COVID-19 pandemic. Additionally, some governmental entities, regulators, and industry activist groups, particularly in Europe, are placing an increased emphasis on sustainability including through initiatives like the German Sustainability Code (the (“Deutscher Nachhaltigkeitskodex”), the Global Reporting Initiative, and guidance from agencies like the European Federation of Financial Analyst Societies. Conversely, certain governmental authorities are challenging investors' reliance on ESG factors as, among other things, inconsistent with certain fiduciary duties. Keeping up with and meeting these expectations, sometimes contradictory, may disrupt our business and divert the attention of our management, and we may be unable to make the investments in ESG programs that our competitors with greater financial resources are able to make or we may be challenged by governmental authorities if we choose to make such investments. Failure to meet the expectations of investors, other stakeholders, or certain governmental authorities in these areas may damage our reputation, impact employee retention, impact the willingness of our customers to do business with us, or otherwise impact our financial results and stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The Company did not repurchase any of its equity security during the three months ended September 30, 2023.
Under our Credit Agreement, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On September 11, 2023 J. Patrick Mackin, our Chairman, President, and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement, pursuant to which he may sell up to 59,225 shares of the Company's common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The duration of the trading arrangement is from December 14, 2023 to February 21, 2024.

No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities during the quarter ended September 30, 2023.

Item 6. Exhibits.
The exhibit index can be found below.

Exhibit Number	Description
3.1	Delaware Certificate of Incorporation, effective January 1, 2022. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 4, 2022).
3.2	Delaware Certificate of Amendment of Certificate of Incorporation, effective January 18, 2022. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 20, 2022).
3.3	Amended and Restated Bylaws of Artivion, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 8, 2023).
10.1	Artivion, Inc. 2020 Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2023).
10.2*	Form of Indemnification Agreement for Non-Employee Directors and Executive Officers.
10.3+
Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated March 2, 2009. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018).

10.3(a)+
First Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated November 15, 2012. (Incorporated herein by reference to Exhibit 10.14(a) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018).

10.3(b)+
Second Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated January 29, 2015. (Incorporated herein by reference to Exhibit 10.14(b) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018).

10.3(c)+
Third Amendment to Lease Agreement between On-X Life Technologies, Inc. and 1300 E. Anderson Lane, Ltd., dated January 29, 2015. (Incorporated herein by reference to Exhibit 10.14(c) to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2018).

10.3(d)*+	Fourth Amendment to Lease Agreement between CryoLife, Inc. and 1300 E. Anderson Lane, Ltd., dated March 8, 2019.
10.3(e)*+	Fifth Amendment to Lease Agreement between CryoLife, Inc. and 1300 E. Anderson Lane, Ltd., dated September 1, 2023.
31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by D. Ashley Lee pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 USC. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
______________________

*	Filed herewith.
**	Furnished herewith.
+	The Registrant has redacted exhibit provisions or terms that are both not material and would likely cause competitive harm to the Registrant if publicly disclosed.

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

November 3, 2023
DATE