Form 10-K
period 2023-12-31
ARTIVION, INC.
filed 2024-02-23
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the registrant was $666,252,083 computed using the closing price of $17.19 per share of Common Stock on June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, based on management’s belief that Registrant has no affiliates other than its directors and executive officers.
As of February 16, 2024 the number of outstanding shares of Common Stock of the registrant was 41,225,138.
Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after December 31, 2023	Part III

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
•The potential impact the COVID-19 and similar pandemics and the wars in Ukraine and in the Gaza Strip and around Israel, may have on demand for and sales of our products and services, business operations, manufacturing operations, supply chain, cash flow, workforce, clinical and regulatory timelines, and our research and development projects;
•The potential impact general global, regional, or national economic downturns and macroeconomic trends, including heightened inflation, interest rate and currency fluctuations, as well as general or localized economic slowdowns or recessions may have on demand for and sales of our products and services, including ordering trends for international distributors based on currency fluctuations against the US dollar, and our business operations, manufacturing operations, supply chain, and workforce;
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
•Our beliefs about the future regulatory status of our medical devices and processed tissues, our compliance with applicable laws and regulations, and our ability to make timely transitions to our Notified Bodies and obtain renewals for our Conformité Européenne Mark product certification impacted by Brexit and the transition to the Medical Device Regulation in Europe, and the impact these transitions, renewals, and related processes may have on our business, including any impact on our customers' ordering patterns and our ability to supply products;
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
•Our beliefs regarding the fair value of our acquisitions, divestitures, and other business development activities and the estimates and assumptions about the future achievements of milestones and future revenues and cash flows related to those business development activities, including our ability to achieve the milestones in the Ascyrus and Baxter transactions;
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
•Our expectations regarding the timing and impact of clinical research work and regulatory approvals for certain products or indications, including On-X, aortic stent grafts, and BioGlue products, and the CryoValve SG pulmonary heart valve if the US Food and Drug Administration reclassifies allograft heart valves as Class III medical devices;
•Our beliefs and expectations regarding the utilization of net operating loss carryforwards from our acquisitions of JOTEC, On-X Life Technologies, Inc., Hemosphere, Inc., and Cardiogenesis Corporation;
•Our beliefs about our operating results which may fluctuate significantly on a periodic basis as a result of internal and external factors, including reduced demand for our products, the potential impact of GLP-1 drugs, healthcare workforce trends and labor disputes, regulatory challenges, the availability of products, materials, and supplies, strategic actions we take such as acquisitions or divestitures, unanticipated costs and expenses, market reception of our new or improved product offerings, and interest rate and currency fluctuations; and
•Other statements regarding projections of future financial and business performance; anticipated growth and trends in our business and the markets relevant to our business, including how our growth relates to our competitors; the robustness and reliability of our workforce and supply chain; future production capacity and product supply; the availability and benefits of our products in the future; and the expected timing and impact of our strategic initiatives.

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

PART I
Item 1. Business.
Overview
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, surgical sealants, On-X® mechanical heart valves and related surgical products (“On-X” products), and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita® Open NEO, E-vita Open Plus, the Ascyrus Medical Dissection Stent (“AMDS”) hybrid prosthesis, the NEXUS® endovascular stent graft system (“NEXUS”), the NEXUS DUOTM aortic arch stent graft (“NEXUS DUO”), and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering (including ArtivexTM), E-nsideTM, E-tegraTM, E-ventusTM BX, and E-liacTM products. Surgical sealants include our BioGlue® Surgical Adhesive products (“BioGlue”). In addition to these four major product families, we sell or distribute PhotoFix® bovine surgical patches (“PhotoFix”) and CardioGenesis® cardiac laser therapy (prior to our abandonment of the business as of June 30, 2023). We began to manufacture and supply PerClot® hemostatic powder (“PerClot”) during the second quarter of 2023 (as part of the Transitional Manufacturing and Supply Agreement (“TMSA”) of the Baxter Transaction, described below).
On January 1, 2022 we converted our state of incorporation from Florida to Delaware, and on January 18, 2022 we changed our name from CryoLife, Inc. to Artivion, Inc. Our common stock is listed on the New York Stock Exchange under the symbol of “AORT” and traded under the symbol “CRY” prior to January 24, 2022.
Corporate Structure
Our main operating subsidiaries include JOTEC GmbH (“JOTEC”), a Hechingen, Germany-based endovascular and surgical products company acquired on December 1, 2017, On-X Life Technologies, Inc. (“On-X LTI”), an Austin, Texas-based mechanical heart valve company acquired on January 20, 2016, Ascyrus Medical GmbH, a manufacturing entity founded in September 2020, as well as approximately twenty additional country entities to provide sales and marketing support throughout the world.
Segments and Geographic Information
We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes revenues from sales of aortic stent grafts, surgical sealants, On-X products, and other product revenues. The Preservation Services segment includes services revenues from the preservation of cardiac and vascular implantable human tissues. See Part II, Item 8, Note 16 of the “Notes to Consolidated Financial Statements” for further information on our segments and for our geographic information.
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
•Global Expansion – By entering new international markets, establishing new international direct sales territories, and developing our commercial infrastructure in new markets, including emerging markets, such as China and Brazil; and
•Business Development – By pursuing select acquisitions, licensing, and distribution opportunities that are aligned to our objectives and complement our existing products, services, and infrastructure. Examples include our acquisitions of JOTEC, On-X LTI, and Ascyrus Medical LLC (“Ascyrus”), and our distribution agreement and purchase option for NEXUS and NEXUS DUO (the “NEXUS Products”). To the extent that we identify, develop, or acquire non-core products or applications, we may dispose of these assets or pursue licensing or distribution agreements with third-party partners for development or commercialization such as the sale of the PerClot product line.

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
Bioprosthetic heart valves are readily available and are a relatively inexpensive solution for those requiring a valve replacement. Bioprosthetic heart valves contain bovine, equine, or porcine tissues that are typically processed with glutaraldehyde, which may result in progressive calcification, or hardening of the tissue over time, reducing the lifespan of the device. Bioprosthetic heart valves usually have a life of 7 to 15 years, after which the valve typically must be replaced. These valves typically contain a synthetic sewing ring to facilitate surgical implantation. Patients receiving a bioprosthetic heart valve may not require long-term anticoagulation drug therapy, although some of these patients may require anticoagulation drug therapy for other heart or vascular conditions that are common in this patient population.
Multiple heart valve replacements, each requiring open heart surgery, can be a significant concern for patients, particularly younger patients that tend to choose mechanical heart valves over bioprosthetic heart valves. On the other hand, the requirement that mechanical heart valve recipients undergo long-term anticoagulation drug therapy can be a concern for patients that may lead some patients to choose bioprosthetic heart valves over mechanical heart valves.

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
Human heart valves are used in valve replacement procedures. Human heart valves allow for more normal blood flow, often provide higher cardiac output than mechanical and bioprosthetic heart valves, and do not require long-term anticoagulation drug therapy. Human tissue responds better to treatment for infections, and consequently, for many physicians, human heart valves are the preferred alternative to animal-derived and mechanical heart valves for patients who have, or are at risk to contract, endocarditis. Human tissue valves also are not as susceptible to progressive calcification as glutaraldehyde-fixed bioprosthetic tissues. A Ross Procedure may be a preferred surgical technique by physicians and patients, particularly for young patients, due to the human heart valve’s long-term resistance to calcification and the patient’s relative freedom from re-intervention surgery. In a Ross Procedure, a diseased aortic valve is replaced with a patient’s own pulmonary valve, which is in turn replaced with a donated human pulmonary valve.
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
Aortic Aneurysms
The aorta is the main artery that carries blood out of the heart from the aortic valve to the rest of the body. It extends upwards from the heart through the aortic arch and then down through the chest and into the abdomen, where it divides into arteries that supply each leg. The aorta is comprised of five segments: ascending, arch, thoracic, thoraco-abdominal, and abdominal. In some patients, part of the aorta can become abnormally large or bulge, referred to as an “aneurysm.”
An aneurysm results from a weakening in the wall of an aorta, which causes the aorta to progressively “balloon” or expand in size. Although an aneurysm can develop anywhere along the aorta, most occur in the section running through the abdomen (abdominal aortic aneurysms or “AAA”). Others occur in the section that runs through the chest (thoracic aortic aneurysms or “TAA”) or the area between the chest and the abdomen (thoraco-abdominal aortic aneurysms or “TAAA”). The precise cause of aortic aneurysms is uncertain, but risk factors include high blood pressure, high cholesterol, smoking, obesity, and being male. As an aneurysm grows, the wall of the aorta is progressively weakened until it can split or tear resulting in a ruptured aorta or an aortic dissection. Left untreated, aortic aneurysms can result in a ruptured aorta, leading to death.
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
Aortic dissections often begin in the ascending aorta or aortic arch and may also have an aneurysm or an aortic dissection extending down the descending thoracic aorta. Often, the dissection in the aortic arch and the condition in the descending thoracic aorta are repaired in a two-stage procedure, with one open surgical procedure to repair the arch followed by another procedure to repair the descending thoracic aorta. We sell the E-vita Open Plus, E-vita Open NEO, and AMDS as well as distribute the NEXUS Products to treat these conditions impacting the aortic arch and thoracic aorta.
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
On-X heart valves are bileaflet mechanical valves composed of a graphite substrate coated with our silicon-free pyrolytic carbon coating that provides a smooth microstructure surface. We believe that the smooth pyrolytic carbon surface and other characteristics of the valve, such as full, 90-degree leaflet opening of the valve and flared valve inlet, contribute to the flow dynamics of the On-X valve. The On-X AAP is an On-X aortic valve combined with a synthetic vascular graft to allow physicians to more conveniently treat patients requiring both an aortic valve replacement and replacement of a portion of the ascending aorta with an aortic graft. Each device is available in a range of valve sizes in a variety of sewing ring options to suit physicians’ preferences, along with dedicated instruments to facilitate valve sizing and implantation. On-X heart valves are FDA approved for the replacement of diseased, damaged, or malfunctioning native or prosthetic heart valves in the aortic and mitral positions and are classified as a Class III medical device. We also hold a Conformité Européene Mark product certification (“CE Mark”) for On-X heart valves.
All mechanical heart valve patients require long-term anticoagulation drug therapy with a drug called warfarin to reduce the risk of blood clots and stroke. Because warfarin can also cause a risk of harmful bleeding, dosage must be monitored and may require adjustment over time. Certain dietary restrictions may also be imposed on warfarin patients.
In 2015 the FDA approved the On-X aortic valve for use with a lower INR (International Normalized Ratio), which means that patients with On-X aortic heart valves can be managed on lower doses of warfarin for anticoagulation. This new indication was, and still is, unique to the On-X aortic valve and was based on a prospective, randomized, controlled clinical trial called PROACT comparing a reduced versus standard warfarin dose for On-X heart valve recipients. In the aortic valve replacement arm of the trial, the reduced warfarin dose group had 60% fewer bleeding events without an increased risk of stroke. The 2020 American Heart Association / American College of Cardiology guidelines specifically mentioned On-X aortic heart valves as the only mechanical aortic heart valve that can be managed at a low INR of 1.5-2.0. Recent real-world data from 510 On-X aortic heart valve patients was presented at the 2023 Annual European Association for Cardio-Thoracic Surgery Conference and showed one-year outcomes of On-X aortic heart valves at low INR (1.5-2.0) reduces risk of major bleeding by more than 84%, proving safe for patients with no significant increase in thromboembolic events and no valve thrombosis.

While use of a lower INR has been approved for the On-X aortic heart valve, such use in mechanical mitral heart valves has not been approved by the FDA.
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
We began selling On-X heart valves in January 2016 following our acquisition of On-X LTI. We sell On-X heart valves throughout the world including North America, Europe, the Middle East, and Africa (collectively, “EMEA”), Asia Pacific (“APAC”), and Latin America (“LATAM”).
Aortic Stent Grafts
Hybrid stent grafts, surgical grafts, and endovascular stent grafts can be used in the treatment of complex thoracic and abdominal aortic disease, such as aortic dissections and aortic aneurysms, as well as in other aortic and peripheral procedures.

Thoracic Stents and Stent Grafts
E-vita Open NEO
The E-vita Open NEO is the next generation of the E-vita Open Plus hybrid stent graft, with an updated delivery system and improved handling. We obtained a CE Mark for E-vita Open NEO in the first quarter of 2020 and began limited distribution of E-vita Open NEO in the second quarter of 2020 with full product launch in the fourth quarter of 2020.
E-vita Open NEO is a hybrid stent graft system used in the treatment of patients with either an aneurysm or dissection in the aortic arch and in the descending thoracic aorta. The E-vita Open NEO stent graft system enables a one-stage treatment to repair this condition through a combined surgical and endovascular treatment, providing a more cost-effective solution for the healthcare system and allowing the patient to avoid an additional operation.
We obtained marketing approvals in addition to the CE Mark for the E-vita Open NEO in other countries throughout the world. The E-vita Open NEO competes outside the US with products from Terumo Medical Corporation (“Terumo”, formerly Vascutek) and two smaller companies. We do not currently sell E-vita Open NEO in the US. The E-vita Open NEO competes in Europe primarily on its proven stent graft technology and long-term clinical data. The CE Mark for the E-vita Open Plus expired in 2022 and the product will be discontinued when the remaining inventory is depleted.
AMDSTM
We acquired Ascyrus in September 2020. Ascyrus developed the AMDS hybrid prosthesis, the world's first aortic arch remodeling device for use in the treatment of acute Type A aortic dissection. Hemi-arch reconstruction is the standard of care for the treatment of acute Type A aortic dissection. AMDS is used as a complement to, and in conjunction with, hemi-arch reconstruction without adding technical complexity to this life-saving procedure. The design of the AMDS allows for rapid deployment of the graft in the aortic arch during a standard replacement of the ascending aorta, adding on average fifteen minutes to the procedure time. The deployment of the AMDS preserves the native arch, potentially allowing for minimally invasive re-interventions as needed, including the repair of additional entry tears, rather than an invasive arch repair. In the Dissected Aorta Repair Through Stent clinical trial supporting its CE Mark and Health Canada approvals, the AMDS was shown to reduce mortality, complications, and reoperations compared to the standard of care, thereby improving the care of patients and offering significant cost savings for the health care system.
AMDS indirectly competes with other manufacturers’ standard open surgical repair and hybrid procedures including aortic debranching and frozen elephant trunk technique for total arch replacement. We began selling AMDS in September 2020 following the acquisition of Ascyrus. We sell AMDS outside of the US, including in EMEA, Canada, APAC, and LATAM. Enrollment for the PERSEVERE clinical trial to gain US approval was completed in November of 2023. We currently anticipate receiving a Premarket Approval (“PMA”) from the FDA for the AMDS in late 2025.
NEXUS Products
We distribute the NEXUS Products in certain countries in Europe under an exclusive distribution agreement with Endospan Ltd. (“Endospan”), an Israeli corporation. Endospan holds a CE Mark for NEXUS which is the only endovascular stent graft system approved for the repair of both aneurysms and dissections in the aortic arch and markets the NEXUS DUO as a custom-made alternative for flexible aortic arch repair. NEXUS DUO is a low profile, custom made aortic arch system designed to treat a range of aortic arch pathologies including chronic dissection, aortic aneurysm, penetrating aortic ulcer, as well as intramural hematoma. Unlike the NEXUS off-the-shelf device, NEXUS DUO includes a secondary branch designed to minimize surgical preparation for patients undergoing endovascular repair of the aortic arch. While open surgical repair remains the standard of care for complete aortic arch replacement, endovascular repair offers an alternative, less invasive procedure to treat the aortic arch with decreased surgical morbidity and mortality. The ability to repair the aortic arch with an endovascular approach is especially advantageous for elderly patients who are not suited for open surgery and for patients who were previously treated for a Type A dissection in an open surgical approach. The addition of the NEXUS Products to our highly differentiated aortic stent graft portfolio further strengthens our position as a leader in the aortic repair market.
Several other manufacturers are introducing competitive products through the custom-made device process in Europe and the early feasibility process within the US, including Cook, Gore, and Terumo. The NEXUS Products also compete with other manufacturers’ standard open repair and hybrid procedures including aortic debranching, frozen elephant trunk, and thoracic endovascular aortic repair with chimneys or snorkels.

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
E-vita Thoracic 3G
The E-vita Thoracic 3G is a stent graft system that enables endovascular treatment of TAAs. Its unique spring configuration gives the stent graft flexibility, helping the stent graft adapt to the vessel's shape and ensuring a good seal at the landing zone, even in the case of complex vascular anatomy. Compared to its competing products, its different proximal and distal stent graft configurations, as well as straight and conical designs, enable individual treatment of the diseased aorta. The product line includes a wide portfolio of tapered versions from proximal to distal. The wide variety ensures the possibility of adapting the stent graft to the native course of the descending aorta. The E-vita Thoracic 3G is sometimes used in conjunction with the E-vita Open NEO and E-xtra Design Engineering.
Until 2022 we held a CE Mark for the E-vita Thoracic 3G and additional marketing approvals have been granted in several other countries throughout the world. The E-vita Thoracic 3G competes primarily with products from Medtronic, Gore, Terumo, and Cook.
Thoraco-abdominal Stents and Stent Grafts
E-xtra Design Engineering
E-xtra Design Engineering is a comprehensive range of stent graft systems for the treatment of aortic vascular diseases that enables surgeons to quickly and efficiently respond to an individual patient’s therapeutic requirements. E-xtra Design Engineering stent graft systems are tailor-made for individual patients based on imaging of the patient’s own aorta. There are currently only limited off-the-shelf products to treat aneurysms in the thoraco-abdominal aorta due to the many side branches in this anatomy where blood flow to vital organs would be obstructed by unbranched stent grafts. We have pioneered a service whereby we can manufacture a customized thoraco-abdominal stent graft in three weeks or less. Our custom E-xtra Design Engineering stent graft system includes TAAA and ArtivexTM Thoracic Extension Stent Graft System (“Artivex”). Our custom TAAA is often used in conjunction with E-vita Thoracic 3G, as well as the AAA offering, the E-tegra, or in combination with both. In December 2023 we launched Artivex as part of our E-xtra Design Engineering stent graft systems in EMEA. Artivex is indicated for use in both thoraco-abdominal aneurysms and dissections extending into the thoraco-abdominal aorta.
We sell custom TAAA, and anticipate selling Artivex during fiscal year 2024, in EMEA and in a limited number of other countries around the world. TAAA competes with customized product offerings from Cook and Terumo. Artivex competes with other thoracic extension products marketed by Medtronic, Gore, Terumo, and Cook.
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

Abdominal and Peripheral Stents and Stent Grafts
E-tegra TM
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
The E-ventus BX was manufactured by Bentley, who holds a CE Mark for that product and additional marketing approvals in several other countries throughout the world. The E-ventus BX competes with products from Maquet, Gore, BD, and Bentley InnoMed. We received the final production lots of E-ventus BX in May 2023 and we anticipate substantially depleting the remaining inventory through the first quarter of fiscal year 2024.
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
Our synthetic surgical vascular grafts have CE Marks and additional marketing approvals have been granted in several other countries throughout the world. Our synthetic grafts compete with products from Bard, a subsidiary of BD, Gore, LeMaitre, Terumo, and Maquet.
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
Our proprietary BioGlue is a polymer consisting of bovine blood protein and an agent for cross-linking proteins, which was developed for use in cardiac, vascular, neurologic, and pulmonary procedures. BioGlue is stronger than other cardiovascular sealants with a tensile strength that is four to five times that of fibrin sealants. BioGlue begins to polymerize within 20 to 30 seconds, reaches its bonding strength within two minutes, and it adheres to tissues in a wet field. BioGlue is dispensed through a controlled delivery system that consists of a disposable syringe and various applicator tips. BioGlue syringes are available in pre-filled 2ml, 5ml, and 10ml volumes with applicator tips suitable for various applications.
BioGlue is FDA approved as an adjunct to sutures and staples for use in adult patients in open surgical repair of large vessels. We distribute BioGlue under CE Mark for repair of soft tissues (which include cardiac, vascular, and pulmonary). We also distribute BioGlue in Japan where it is approved for adhesion and support of hemostasis for aortotomy closure sites, suture/anastomosis sites (including aortic dissection and anastomosis sites with use of a prosthetic graft), and suture sites on the heart. Additional marketing approvals have been granted for specified applications in numerous other countries throughout the world.
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
Two other domestic tissue processors, LifeNet Health (“LifeNet”) and LeMaitre Vascular (“LeMaitre”), offer preserved human heart valves and patches in competition with us. We believe that we compete favorably on the basis of surgeon preference, documented clinical data, technology, and customer service, particularly with respect to the capabilities of our field representatives. Alternatives to human heart valves processed by us include valve repair and valve replacement with bioprosthetic valves or mechanical valves. We compete with bioprosthetic or mechanical valves from companies including Medtronic, Edwards Lifesciences, Corcym, and Abbott Laboratories. Alternatives to our human cardiac patches include xenograft SIS and glutaraldehyde fixed bovine pericardial patches. We compete with these xenograft products from companies including Edwards Lifesciences, Anteris Technologies, Abbott Laboratories, and Baxter.
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
Our PhotoFix product line competes with bioprosthetic and synthetic cardiac and vascular patch offerings from several other companies, including Baxter, LeMaitre, and Abbott Laboratories, based on PhotoFix’s features and benefits, such as the photo-oxidation cross-linking process that does not use glutaraldehyde.
We sell PhotoFix in North America, EMEA, and APAC.
CardioGenesis Cardiac Laser Therapy for Angina Treatment
The CardioGenesis cardiac laser therapy product line is FDA approved for treating patients with severe angina that are not responsive to conventional therapy. We began selling the CardioGenesis cardiac laser therapy product line in the US in May 2011 when we completed the acquisition of CardioGenesis Corporation. Due to supply-related factors outside of our control, we abandoned the business as of June 2023. See Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information on the CardioGenesis cardiac laser therapy business abandonment.
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
In September 2010 we entered into a distribution agreement and a license and manufacturing agreement with Starch Medical, Inc. (“SMI”), which allowed us to distribute PerClot, worldwide, except a few countries. In July 2021 we entered into an asset purchase agreement and other ancillary agreements related to the sale of PerClot to a subsidiary of Baxter and an agreement to terminate all of our material agreements with SMI related to PerClot (collectively the “Baxter Transaction”). Under the terms of the Baxter Transaction, we will continue to provide to Baxter certain transition, manufacturing, and supply services relating to the sale of SMI PerClot outside of the US and manufacture and supply of PerClot to Baxter in the US.
In May 2023 we obtained FDA PMA approval to commercialize PerClot in the US, which we transferred to Baxter, and began manufacturing and supplying PerClot for Baxter, as discussed further in “Research and Development and Clinical Research” below.
Marketing and Distribution
In the US and Canada, we market our products and preservation services primarily to physicians and sell our products through our approximately 50-person direct sales team to hospitals and other healthcare facilities. We also have a team of regional managers, national accounts managers, and sales and marketing management. Through our field representatives and our physician relations and education department, we conduct field training for surgeons regarding the surgical applications of our products and tissues.

In EMEA, we market our products through our European headquarters, based in Hechingen, Germany, as well as through several other subsidiaries based throughout Europe. We employ approximately 100 direct field service representatives and distributor managers across several countries in the EMEA region. We provide customer service, logistics, marketing, and clinical support to cardiac, vascular, thoracic, and general surgeons throughout the EMEA region.
In APAC and LATAM, we commercialize our products through our independent distributors and our subsidiaries through approximately 40 sales and clinical support specialists.
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
Suppliers, Sources, and Availability of Raw Materials and Tissues
We obtain a number of our raw materials and supplies from a global supply base. The materials and supplies used in our product manufacturing and tissue processing are subject to regulatory requirements and oversight. If materials or supplies used in our manufacturing or tissue processing fail to meet these requirements or are subject to regulatory enforcement action, they may have to be scrapped, or our products or tissues could be rejected during or after processing, recalled, or rejected by customers. In these cases, we may have to immediately scrap raw or in-process materials and expense the costs of manufacturing or preservation.
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
Finally, the global COVID-19 pandemic, the wars in Ukraine and in the Gaza Strip and around Israel, and other macroeconomic factors are impacting the global supply chain; their impact on workforces, global mobility, material availability, demand, shipping, reorder time, and reliability has reportedly continued or worsened in many cases. Any of these adverse outcomes could have a material, adverse effect on our revenues or profitability.

We have established operating mechanisms in place to manage this increased risk and we will continue to adjust as necessary into the future. See also Part I, Item 1A, “Risk Factors – Operational Risks” for our disclosures of risks related to suppliers, sources, and availability of raw materials and tissues.
Operations, Manufacturing, and Tissue Preservation
We conduct our internal manufacturing operations at three facilities: Austin, Texas for On-X products, Hechingen, Germany for internally manufactured aortic stent grafts, and Kennesaw, Georgia for most other products and services. Certain aortic stent graft assemblies are manufactured for us by a contract manufacturer in Slovakia. The AMDS product is solely manufactured by a supplier in Charlotte, North Carolina, and the NEXUS Products are solely manufactured by Endospan in Herzliya, Israel.
See Part I, Item 1A, “Risk Factors—Business and Economic Risks—We are subject to a variety of risks due to our international operations and continued global expansion,” for a discussion of risks related to our global footprint.
We maintain a facility—which contains our corporate headquarters, manufacturing, and laboratory space—and an additional off-site warehouse, in Kennesaw, Georgia. We manufacture BioGlue, PhotoFix, and PerClot and process human tissues at this facility.
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

Backlog
As of December 31, 2023 we did not have a significant backlog of orders related to our medical devices. The limited supply of certain types or sizes of preserved tissue can result in a backlog of orders for these tissues. The amount of backlog fluctuates based on the tissues available for shipment and the surgical needs of specific cases. Our backlog of human tissue consists mostly of pediatric tissues that have limited availability. Our backlog is generally not considered firm and must be confirmed with the customer before shipment. Certain aortic stent grafts products are specifically designed to meet specifications of a particular patient which can result in a limited backlog of these products.
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
US Federal Regulation of Medical Devices
The Federal Food, Drug, and Cosmetic Act (“FDCA”) provides that, unless exempted by regulation, medical devices may not be distributed in the US unless they have been approved or cleared by the FDA. Medical devices may receive clearance through either a pre-market notification (also known as the 510(k) process) or a PMA. Prior to approval, investigational device exemptions (“IDE”) allow investigational devices to be used in clinical studies in order to collect safety and effectiveness data.
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
The following products are, or we believe would be, upon approval, classified as Class III medical devices: BioGlue, On-X heart valves, On-X AAP, PerClot, E-vita Open Plus, E-vita Open NEO, E-vita Thoracic 3G, E-tegra, E-liac, E-nside, the NEXUS Products, and AMDS. CryoPatch SG is classified as a Class II medical device. We obtained 510(k) clearance from the FDA to commercialize the CryoValve SGPV; however, these tissues are not officially classified as Class II or III medical devices.

Beginning in December 2019 and most recently in the fall 2023, the FDA indicted that it was planning to issue a proposed rule for reclassification of more than minimally manipulated (“MMM”) allograft heart valves, which could include our CryoValve SGPV, from unclassified medical devices reviewed through the 510(k) process to Class III (PMA) medical devices. Following any comment period and subsequent publication of a final rule, should the CryoValve SGPV be determined to be MMM or classified as a Class III device, we currently expect to have approximately thirty months to submit a PMA application, after which the FDA will determine if, and for how long, we may continue to provide these tissues to customers during its review of the PMA application. Although this proposed rule change has, to our knowledge, remained on the HHS's unified regulatory agenda since 2019, no final rule has been published at this time. See also Part I, Item 1A, “Risk Factors—Industry Risks— Reclassification by the FDA of CryoValve SGPV may make it commercially infeasible to continue processing the CryoValve SGPV.”
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
State Licensing Requirements
Some states have enacted statutes and regulations governing the manufacture, sale, marketing, or distribution of medical devices, and we believe we are in compliance with such applicable state laws and regulations.
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
The European Economic Area (“EEA”) recognizes a single medical device approval (the CE Mark) which allows for distribution of an approved product throughout the EEA without additional general applications in each country. Individual EEA members, however, reserve the right to require additional labeling or information to address particular patient safety issues prior to allowing marketing. Third parties called “Notified Bodies” award the CE Mark. These Notified Bodies are approved and subject to review by the “Competent Authorities” of their respective countries. Our Notified Bodies perform periodic on-site inspections to independently review our compliance with systems and regulatory requirements. A number of countries outside of the EEA accept the CE Mark in lieu of marketing submissions as an addendum to that country’s application process. We have CE Marks for On-X heart valves, On-X AAP, E-vita Open Plus, E-vita Open NEO, E-tegra, E-liac, E-nside, AMDS, and other devices. In addition, E-ventus BX and NEXUS, which we distribute, have CE Marks.
The Medical Device Directive (“MDD”) was the governing document for the EEA that detailed requirements for safety and risk of devices. The Medical Device Regulation (“MDR”) replaced MDD on May 26, 2021 and places stricter requirements on manufacturers and the European Notified Bodies who have been designated by the various European Union Member States to perform assessments of compliance to the MDD and MDR. We work with a number of notified bodies and the transition from the MDD to the MDR is ongoing.
As a result of the UK’s exit from the European Union, or “Brexit,” the UK Medicines and Healthcare Products Regulatory Agency (“MHRA”) has announced in the third quarter of 2023 that the UK government (MHRA) extended the acceptance of CE marked medical devices beyond the original date of June 2023. CE Marking will continue to be recognized in the UK and certificates issued by EU-recognized Notified Bodies (with a valid declaration and CE marking under MDD) will continue to be valid in the UK market until June 30, 2028. General medical devices and custom-made devices under MDR compliance can be placed on the UK market until June 30, 2030. As of September 2023 the Swiss government (Swissmedic) declared Class III and IIb devices with a valid CE Mark issued under the MDD can remain on the Swiss market until December 31, 2027 so long as the manufacturer maintains a QMS in compliance with EU MDR and has a formal application with a notified body for an MDR CE Mark by May 26, 2024. See Part I, Item 1A, “Risk Factors—Industry Risks—Our products and tissues are highly regulated and subject to significant quality and regulatory risks,” for a discussion of risks related to the transition to MDR.
On June 13, 2019 one of our notified bodies, Lloyd's Register Quality Assurance Limited (“LRQA”) informed us that it would no longer provide Notified Body services for medical devices effective September 2019. The governing German competent authority, the Regierungspräsidium Tübingen, granted us an extended grace period until December 31, 2021 to transfer LRQA-issued certifications for BioGlue and PhotoFix to a new Notified Body. Although our BioGlue CE Mark has been successfully transferred to our new Notified Body, we are still in the process of transferring PhotoFix to DEKRA. While progress has been made, failure to timely complete the transfer or any other delays in the MDR transition, may have a material, adverse effect on our ability to supply PhotoFix in affected jurisdictions and have a material, adverse impact on our business. See also Part I, Item 1A, “Risk Factors—Industry Risks—Our products and tissues are highly regulated and subject to significant quality and regulatory risks,” for a discussion of the risks related to LRQA’s decision, the MDR transition, and Brexit.
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

Some of our products, including certain On-X products, are sterilized using ethylene oxide (“EtO”). Although we have a small-scale EtO facility in Austin, Texas, we rely primarily on large-scale EtO facilities to sterilize our products. In addition, some of our suppliers use, or rely upon third parties to use, EtO to sterilize some of our product components. Concerns about the release of EtO into the environment at unsafe levels have led to various regulatory enforcement activities and legal actions against EtO facilities, resulting in closures and temporary closures, as well as proposals increasing regulations related to EtO. Although we believe we are in compliance with applicable laws and regulations, regarding the disposal of our waste resulting from tissue preservation activities, as well as in our other production and sterilization activities, the failure by us, or the companies with which we contract, to comply fully with any such regulations could result in an imposition of penalties, fines, or sanctions, which could materially, adversely affect our business. See also, Part I, Item 1A, “Risk Factors—Industry Risks—Regulatory enforcement activities or private litigation regarding the use of ethylene oxide (“EtO”), which is used to sterilize some of our products and components, could have a material, adverse impact on us,” for additional discussion of risks related to our use of EtO sterilization. We do not currently anticipate any material capital expenditures required for compliance with these laws and regulations relating to our waste disposal and sterilization activities.
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
In 2023, 2022, and 2021 we spent approximately $28.7 million, $38.9 million, and $35.5 million, respectively, on research and development activities on new and existing products. These amounts accounted for approximately 8%, 12%, and 12% of our revenues for each of 2023, 2022, and 2021, respectively.
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
We are currently seeking regulatory approval for BioGlue in China. Enrollment was completed in the third quarter of 2018 and the submission for market approval was filed in March 2019 with Chinese regulatory authorities who have made additional requests, and expressed several concerns, related to the application. If we cannot satisfy the regulator’s requests and concerns and obtain approval in 2024, the pending application will expire and no longer be eligible for allowance, requiring the Company to restart or decide to abandon the approval process.
At the FDA’s request, we are conducting a post-approval study to collect long-term clinical data for the On-X aortic heart valve managed with reduced warfarin therapy. This study is ongoing and data collection is expected to continue through 2027.
We completed our pivotal clinical trial to gain approval to commercialize PerClot for surgical indications in the US. Enrollment was completed in January 2019 and, in conjunction with Baxter, we obtained approval for a PMA from the FDA in May 2023.

The FDA granted Breakthrough Device Designation in the third quarter of 2019 for the AMDS hybrid prosthesis. The Breakthrough Device Designation program is designed to provide timely access to medical devices that potentially provide a more effective treatment for life-threatening conditions by prioritizing review of its regulatory submissions, thereby expediting the device development process. We are conducting a pivotal clinical trial (PERSEVERE) to gain approval to commercialize the AMDS hybrid prosthesis in the US for treatment of acute DeBakey type I aortic dissections. We received IDE approval in the fourth quarter of 2021 and completed enrollment of the required patients in the fourth quarter of 2023.
The FDA granted Breakthrough Device Designation in the first quarter of 2020 for Arcevo LSA, and in the second quarter of 2020 for E-vita Open NEO, representing our next-generation hybrid stent graft system used in the treatment of patients with either an aneurysm or dissection in the aortic arch and in the descending thoracic aorta. The FDA granted Breakthrough Device Designation in the third quarter of 2019 for the E-nside and E-xtra Design Multibranch TAAA devices.
Patents, Licenses, and Other Proprietary Rights
We rely on a combination of patents, trademarks, confidentiality agreements, and security procedures to protect our proprietary products, preservation technology, trade secrets, and know-how. We believe that our patents, trade secrets, trademarks, and licensing rights provide us with important competitive advantages. We currently own rights to numerous US and foreign patents and pending patent applications relating to our technology for various product lines. There can be no assurance that any pending applications will ultimately be issued as patents. We have also obtained rights through license and distribution agreements for additional products and technologies, including the NEXUS Products. In the aggregate, these intellectual property assets and licenses are of material importance to our businesses; however, with the exception of BioGlue as discussed below, we believe that no single intellectual property asset or license is material in relation to any segment of our business or to our business as a whole.
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
Human Capital
Overview
As of December 31, 2023 we had approximately 1,500 employees. Most of our employees are located in Kennesaw, Georgia; Austin, Texas; and Hechingen, Germany. We have never experienced a work stoppage or interruption due to labor disputes. Our employees located in Hechingen, Germany have a Works Council, and our employees in Brazil are affiliated with a union in connection with compensation-related collective bargaining. We believe our relations with our employees worldwide and with the Works Council in Germany and union in Brazil are good.

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
Our main facilities are in Kennesaw, Georgia; Austin, Texas; and Hechingen, Germany, where the local supply of qualified personnel in the medical device and tissue processing industries is limited and competition for such personnel is intense and has become increasingly more so in recent years. We have programs and processes in place to help ensure that our compensation, benefits programs, and work environment attract and retain such personnel, and we strive to enhance those programs and processes to respond to the increasingly competitive market for talent. We also strive to offer competitive equitable pay, comprehensive benefits, and services that retain and meet the varying needs of our employees. The principal purposes of our equity and cash incentive plans and non-officer incentive plans are to attract, retain, motivate, and reward our employees.
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
Diversity and Inclusion
We believe that a culture of diversity and inclusion enables us to create, develop, and fully leverage the strengths of our workforce to achieve our business objectives. Approximately 61% of our global employees are female, and approximately 36% of our US based employees are from an underrepresented ethnic or racial community. The Company strives to provide equal opportunity to all applicants and employees, including those from diverse backgrounds.
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

As an example of this risk, via a Ministerial Decree of July 6, 2022, published September 15, 2022, the Italian government stated that the spending ceiling for medical devices at the national and regional levels had been exceeded, requiring medical device companies to pay back alleged overpayments the government claims companies received between 2015 and 2018. Currently, Artivion’s repayment exposure for this period is estimated at approximately €400,000, which is subject to change as judicial challenges and negotiations between us, industry, US government representatives, and the Italian government are ongoing.
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
To date, sanctions and other disruptions in the Eastern European region have not materially impacted our business or ability to supply products to Russia, Belarus, Ukraine, and the region generally; however, continuation or escalation of the wars in Ukraine or the Middle East, or increased export controls or additional sanctions imposed on or by impacted countries, their allies, or related entities could adversely affect our financial performance. Although we do not have any direct operations in Russia, Ukraine, Israel, or Gaza, the NEXUS and NEXUS DUO (the “NEXUS Products”) are solely manufactured by Endospan in Herzliya, Israel. Although we have not experienced any material disruption of supply from Endospan, the conflict in and around Israel is rapidly evolving. Ultimately, it is difficult to predict the ultimate course of these wars and we may face business operations and supply chain disruptions as a result, including disruptions related to shortages of materials and finished goods, higher costs of materials and freight, freight delays, increased energy costs or energy shortages, travel disruptions, currency fluctuation, and disruptions to banking systems or capital markets.

We operate in highly competitive market segments, face competition from large, well-established medical device companies and tissue service providers with greater resources and we may not be able to compete effectively.
The market for our products and services is competitive and affected by new product introductions and activities of other industry participants, including the introduction of novel products and therapies aimed at unrelated disease states or even overall patient health. In addition, such products and therapies like the recently introduced GLP-1 drugs, which we believe have or will have little to no actual impact on demand for our products, can lead to investor and customer confusion and impact the perceived demand for our products. We face intense competition in virtually all of our product lines. A significant percentage of market revenues from competitive products are generated by Baxter, Ethicon (a Johnson & Johnson Company), Medtronic, plc, Abbott Laboratories, Edwards Lifesciences Corp., C.R. Bard, Inc. (a subsidiary of Becton, Dickinson and Company), Integra Life Sciences Holdings, LifeNet, Corcym, Anteris Technologies, Inc., Elutia (formerly Aziyo Biologics), Cook Medical, Gore & Associates, Terumo, LeMaitre Vascular, Inc., Maquet, Inc., Pfizer, Inc., and BioCer Entwicklungs-GmbH. Several of our competitors enjoy competitive advantages over us, including:

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
We account for the completion of acquisitions using the purchase method of accounting. Our financial results could be adversely affected by a number of financial adjustments required by purchase accounting such as:

•We may incur additional amortization expense over the estimated useful lives of some acquired intangible assets;
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

Beginning in early 2020 businesses, communities, and governments worldwide began taking a wide range of actions to mitigate the spread and impact of COVID-19, leading to an unprecedented impact on the global economy. We continue to be subject to risks relating to the COVID-19 pandemic and its impact on broader macroeconomic trends, and risks that may result from future pandemics, epidemics, or other public health crises. The nature and extent of these risks are uncertain and may vary greatly by region, but COVID-19 and similar public health crises have impacted and can impact our workforce, business and manufacturing operations, and our R&D pipeline.

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

The extent to which COVID-19, its variants, or any future public health crises and the recoveries therefrom impact our operations and broader macroeconomic conditions, will depend largely on future developments that are highly uncertain and unpredictable and may vary greatly by region. This impact and any such adverse developments or prolonged periods of uncertainty could adversely affect our financial performance.

Operational Risks

We are heavily dependent on our suppliers and contract manufacturers to provide quality products.

The materials and supplies used in our product manufacturing and tissue processing are subject to regulatory requirements and oversight. If materials or supplies used in our processes fail to meet these requirements or are subject to regulatory enforcement action, they may have to be scrapped, or our products or tissues could be rejected during or after processing, recalled, or rejected by customers. In these cases, we may have to immediately scrap raw or in-process materials and expense the costs of manufacturing or preservation.
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
Some of the materials, supplies, and services used in our product manufacturing and tissue processing, as well as some of our products, are sourced from single- or sole-source suppliers. As a result, our ability to negotiate favorable terms with those suppliers may be limited, and if those suppliers experience operational, financial, quality, or regulatory difficulties, or if those suppliers and/or their facilities refuse to supply us or cease operations temporarily or permanently, or if those suppliers take unreasonable business positions, we could be forced to cease product manufacturing or tissue processing until the suppliers resume operations, until alternative suppliers could be identified and qualified, or permanently if the suppliers do not resume operations and no alternative suppliers could be identified and qualified. We also could be forced to purchase alternative materials, supplies, or services with unfavorable terms due to diminished bargaining power.
As an example of these risks, in 2019 we lost our supply of handpieces for cardiac laser therapy resulting from a manufacturing location change at our supplier that ultimately required a Premarket Approval (“PMA”) supplement and FDA approval before handpiece manufacturing and distribution could resume. Even though the FDA approved the PMA-S, our supplier was unable to fully resume production due to supply-related factors outside of our control and we eventually abandoned the business as of June 2023. As a result, we wrote-off all of our CardioGenesis cardiac laser therapy assets and recorded an expense of $390,000 during the twelve months ended December 31, 2023 on our Consolidated Statements of Operations and Comprehensive Loss.
By way of additional non-limiting examples, our BioGlue product has three main product components: bovine protein, a cross linker, and a molded plastic resin delivery device. The bovine protein and cross linker are obtained from a small number of qualified suppliers. The delivery devices are manufactured by a single supplier, using resin supplied by a different single supplier. We purchase grafts for our On-X AAP from a single supplier and various other components for our On-X valves come from single-source suppliers.

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
We have three internal manufacturing facilities: Austin, Texas for On-X products, Hechingen, Germany for internally manufactured aortic stent grafts, and Kennesaw, Georgia for all other products and services. Certain aortic stent graft assemblies are manufactured for us by a contract manufacturer in Slovakia. The AMDS product is solely manufactured by a supplier in Charlotte, North Carolina, and the NEXUS Products are solely manufactured by Endospan in Herzliya, Israel. If one of these suppliers or facilities ceases operations temporarily or permanently, for any reason including a pandemic, war, work stoppage, or climate change related event, our business could be substantially disrupted.
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
•Drive adoption of the NEXUS Products and AMDS in the European and other markets, including our ability to manage the substantial product training, implant support, and proctoring requirements for NEXUS procedures;
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
Additionally, our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the Endospan Transaction depends on a number of additional factors including Endospan’s ability to: (a) comply with the Endospan Loan and other debt obligations, and avoid an event of default; (b) successfully commercialize the NEXUS Products, raise capital and drive adoption in markets in and outside of Europe; (c) meet demand for the NEXUS Products; (d) meet quality and regulatory requirements for the NEXUS Products; (e) manage any intellectual property risks and uncertainties associated with the NEXUS Products; (f) obtain FDA approval of the NEXUS Products; (g) remain a going concern; and (h) develop the NEXUS Products, and other product improvements to meet competitive threats and physician demand. As an example of this risk, the forecasted operating results related to NEXUS decreased, resulting in an impairment to the carrying value of the Endospan Option, and a full write-down of the value of the Endospan Loan, reflecting decreased expectations with respect to the anticipated benefits of the Endospan Transaction.
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
We rely upon a combination of sophisticated information technology systems as well as traditional recordkeeping to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information (including, but not limited to, information about our business, financial information, personnel data, intellectual property, and, in some instances, patient data). Our information technology and information security systems and records are potentially vulnerable to security breaches, service interruptions, data loss, or malicious attacks resulting from inadvertent or intentional actions by our employees, vendors, or other third parties. In addition, as a result of changes implemented during the COVID-19 pandemic, we now have remote work arrangements for some employees, and those employees may use outside technology and systems that are vulnerable to security breaches, service interruptions, data loss or malicious attacks, including by third parties.
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

•Regulatory agencies could reclassify, re-evaluate, or suspend our clearances or approvals, or fail to, or decline to, issue or reissue our clearances or approvals that are necessary to sell our products and distribute tissues;
•Regulatory and quality requirements are subject to change, which could adversely affect our ability to sell our products or distribute tissues; and
•Adverse publicity associated with our products, processed tissues, or our industry could lead to a decreased use of our products or tissues, increased regulatory scrutiny, or product or tissue processing liability claims.
As an example of these risks, on May 25, 2017, the European Union adopted new regulations governing medical devices (the MDR), which were to be fully implemented on May 26, 2021. The MDR places stricter requirements on manufacturers and European Notified Bodies regarding, among other things, product classifications and pre- and post-market clinical studies for product clearances and approvals which could result in product reclassifications or the imposition of other regulatory requirements that could delay, impede, or prevent our ability to commercialize existing, improved, or new products in the European Economic Area and other markets that require CE Marking. Additionally, to the extent the MDR places stricter requirements on manufacturers of custom-made devices, those new requirements could delay, impede, or otherwise impact the availability of our E-xtra Design Engineering services and custom-made products. COVID-19 significantly impacted the predictability and timelines associated with the MDR transition. Most recently, the European Parliament extended the MDR transition period under Regulation (EU) 2023/607 but it is still unclear whether this extension will be able to mitigate the challenges posed by the transition to the MDR. In order for devices to qualify for the extended MDR transition period, manufacturers must submit a formal application to the relevant notified body by May 26, 2024, and the applicant and notified body must enter into a signed written agreement no later than September 26, 2024. If we are unable to obtain agreements covering our products by that time, the presently applicable extensions will expire and impact our ability to market those devices.
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
Additionally, as MDD-based CE Marks expire, recertification must be obtained under the MDR. Industry-wide, companies are experiencing delays in obtaining new and updated certifications under the MDR as Notified Bodies struggle to recover from COVID-19, deal with smaller workforces, and handle the volume of work required to transition tens of thousands of currently-marketed devices from the MDD to the MDR. As one such example, our MDD-based CE Mark for Chord-X expired in September 2022, which will impact our ability to supply certain territories once our saleable inventory is depleted. If Notified Bodies continue to struggle to meet demand and timely process submissions and recertifications, we may face additional disruptions associated with the MDR transition.
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
Beginning in December 2019 and most recently in the fall 2023, the FDA indicted that it was planning to issue a proposed rule for reclassification of more than minimally manipulated (“MMM”) allograft heart valves to Class III medical devices, which could include our CryoValve SGPV. Following any comment period and subsequent publication of a final rule, should the CryoValve SGPV be determined to be MMM or classified as a Class III device, we currently expect to have approximately thirty months to submit a PMA application, after which the FDA will determine if, and for how long, we may continue to provide these tissues to customers during its review of the PMA application. Although this proposed rule change has, to our knowledge, remained on the HHS's unified regulatory agenda since 2019, no final rule has published at this time.
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
As an example of this risk, in September 2022 we halted the PROACT Xa clinical trial based on the recommendation of the trial’s Data and Safety Monitoring Board (“DSMB”) due to insufficient evidence to support non-inferiority of apixaban to warfarin for valve thrombosis and thromboembolism. The DSMB found that continuing the trial was unlikely to achieve the primary endpoint while possibly exposing patients to increased risk.
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

Increased regulatory enforcement activities and private litigation activity relating to processes and materials used in our industry could have a material, adverse impact on us.
Some of our products, including certain On-X products, are sterilized using EtO. Although we have a small-scale EtO facility in Austin, Texas, we rely primarily on third-party large-scale EtO facilities to sterilize our products. In addition, some of our suppliers use, or rely upon third parties to use, EtO to sterilize some of our product components. Concerns about the release of EtO into the environment at unsafe levels have led to increased activism and lobbying as well as various regulatory enforcement activities against EtO facilities, including closures and temporary closures, lawsuits against EtO service providers, and proposals increasing regulations related to EtO, including any required reduction in EtO concentration levels. The number of EtO facilities in the US is limited, and any permanent or temporary closures or disruption to their operations for any reason could delay, impede, or prevent our ability to commercialize our products.
The per-and polyfluoroalkyl substances (“PFAS”) are used in a wide variety of consumer and industrial products, including medical devices and product packaging. In October 2023, the Environmental Protection Agency (the “EPA”) released final rules requiring companies to report the manufacture or import of PFAS-containing products. In addition, numerous states have instituted bans on PFAS-containing products and reporting obligations. These requirements impose a high compliance burden, and further regulation of PFAS-containing products is expected. Although we have yet to experience any material impact from this activity or identify any of our products materially impacted by PFAS-related regulation, the ultimate impact and associated cost of current and future rulemaking cannot be predicted at this time.
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
•Amend, supplement, waive, or otherwise modify our or our subsidiaries' organizational documents in a manner that would be materially adverse to the interests of the lender, or change or amend the terms of documentation regarding junior financing in a manner that would be materially adverse to the interests of the lender;
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. We have established cybersecurity measures, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.

Our enterprise risk management framework assesses cybersecurity threats alongside other company risks as part of our overall risk assessment process. This approach involves collaboration between enterprise risk professionals and subject matter experts to identify and assess material cybersecurity threat risks, their severity, and potential mitigations. We leverage various tools and services, including network monitoring, vulnerability assessments, penetration testing, and tabletop exercises, to enhance our risk identification and assessment capabilities.
Our cybersecurity-specific risk assessment process, benchmarks our practices against standards set by the National Institute of Standards and Technology (“NIST”), International Organization for Standardization (“ISO”), and the Center for Internet Security (“CIS”), and includes expert-led penetration tests to evaluate the security of our information systems, as such term is defined in Item 106(a) of Regulation S-K.
To safeguard critical data and systems, ensure regulatory compliance, manage our material risks from cybersecurity threats, and address potential cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, we:
•Monitor emerging data protection laws and adjust our processes and procedures as required or appropriate;
•Provide periodic, but no less than, annual training on cybersecurity, data privacy, and data handling to all employees and contractors with access to our systems;
•Conduct periodic, but no less than, annual cybersecurity management and incident response training for relevant personnel, utilizing Knowbe4 resources;
•Implement regular phishing simulations and processes for reporting phishing to enhance staff awareness and responsiveness;
•Mandate that both employees and service providers treat sensitive data with utmost care, enforced through policies, practices, and contracts;
•Contract with independent cybersecurity providers to assist with tabletop exercises periodically to refine our response strategies to cybersecurity incidents;
•Employ the NIST incident handling framework for identifying, protecting, detecting, responding to, and recovering from cybersecurity incidents; and
•Maintain cybersecurity risk insurance to mitigate potential financial losses from incidents.
Our incident response plan outlines our approach to preparing for, detecting, responding to, and recovering from cybersecurity incidents, including severity assessment, containment, investigation, and remediation processes.
Our cybersecurity efforts involve regular engagement with external assessors, consultants, and auditors, including periodic reviews by an independent qualified security assessor to identify areas for improvement and ensure compliance, as well as assessments and audits by our insurer and our external auditing firm.
We address cybersecurity risks related to third-party service providers by incorporating these risks into our enterprise risk management and cybersecurity-specific risk assessment programs. We conduct thorough due diligence on third parties with access to our systems or data and require them to adhere to specified cybersecurity standards and audits.
The potential impact of cybersecurity threats on our business strategy, operations, and financial condition is discussed under specific headings in our risk factor disclosures at Item 1A and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations at Item 7 of this Annual Report on Form 10-K.
We are not aware of any cybersecurity threats or cybersecurity incidents that have or would be reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. This includes penalties and settlements, of which there were none.
Governance
Cybersecurity is integral to our overall risk management strategy, and an area of increasing focus for our Board and management. The Audit Committee, and where applicable, the entire Board, are involved in overseeing cybersecurity risks. They receive quarterly and bi-annual updates, respectively, from management on our cybersecurity threat risk management and strategy processes. These updates cover various cybersecurity topics, including data security posture, third-party assessment results, progress on risk mitigation goals, incident response plans, and material cybersecurity threat risks or incidents. The Board and Audit Committee also have discussions with our global head of Information Technology and engage in separate meetings to consider cybersecurity risks in the context of broader corporate matters.

Our cybersecurity risk management and strategy processes are led by our global head of Information Technology who reports directly to our Chief Financial Officer. Our information technology and cybersecurity team has over 33 years of collective experience in information security and cybersecurity strategy, with various roles in significant organizations. Team members hold numerous degrees and certifications, including certifications as a Certified Information Security Manager, Certified Information Systems Security Professional, Certified Ethical Hacker, Certified Penetration Tester, among others.
The global head of Information Technology is part of our operating team and ensures that management is well-informed about preventing, mitigating, detecting, and remediating cybersecurity incidents. This role involves managing our comprehensive cybersecurity risk management and strategy processes and overseeing the operation of our incident response plan.
In conclusion, our global head of Information Technology regularly updates the Audit Committee and the Board of Directors on cybersecurity threat risks and related matters, ensuring a proactive and informed approach to managing cybersecurity within our organization.
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

2023	High	Low
First quarter	$15.18	$11.44
Second quarter	17.69	12.57
Third quarter	17.97	14.58
Fourth quarter	19.00	12.16

2022	High	Low
First quarter	$22.04	$16.56
Second quarter	23.07	15.44
Third quarter	23.43	12.90
Fourth quarter	14.30	9.64
As of February 16, 2024 we had 175 shareholders of record.
Dividends
No dividends were paid in 2023, 2022, or 2021.
Issuer Purchases of Equity Securities
Neither the Company nor any affiliate or other party acting on behalf of the Company repurchased any of the Company's equity securities during the three months ended December 31, 2023.
Under our new Ares Credit Agreement (further described in Liquidity and Capital Resources section in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Part I, Item 1A."Risk Factors" of this Form 10-K. The following discussion and analysis do not include certain items related to the year ended December 31, 2021, including year-to-year comparisons between the year ended December 31, 2022 and the year ended December 31, 2021. For a comparison of our results of operations for the fiscal years ended December 31, 2022 and December 31, 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.

Overview
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, surgical sealants, On-X mechanical heart valves and related surgical products, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, NEXUS DUO (the “NEXUS Products”), and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix bovine surgical patches and CardioGenesis cardiac laser therapy (prior to our abandonment of the business as of June 30, 2023). We began to manufacture and supply PerClot® hemostatic powder during the second quarter of 2023 (as part of the Transitional Manufacturing and Supply Agreement (“TMSA”) of the Baxter Transaction, described below).
For the year ended December 31, 2023 we reported annual revenues of $354.0 million, increasing 13% over the prior year. Excluding the effects of foreign exchange, revenues increased 12% over the prior year. The increase in revenues was due to increases in revenues from aortic stent grafts, On-X products, preservation services, other products, and surgical sealants. For the year ended December 31, 2023 we reported a net loss of $30.7 million. See the “Results of Operations” section below for additional analysis of the full year 2023 results. See Part I, Item 1, “Business,” for further discussion of our business and activities during 2023.
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
These costs are then allocated among the tissues processed during the period based on cost drivers, such as the number of donors or number of tissues processed. We apply a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. We estimate quarantine and in process yields based on our historical yield experience with similar tissues and re-evaluate these estimates periodically. Actual yields could differ significantly from our estimates, which could result in a change in tissues available for shipment and could increase or decrease the balance of deferred preservation costs. These changes could result in additional cost of preservation services expense or could increase per tissue preservation costs, which would impact gross margins on tissue preservation services in future periods.

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
Fair Value Measurements - Contingent Consideration
Contingent consideration represents a recurring fair value estimate of potential future payments. The fair value of the contingent consideration liability is estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. A discount rate is applied based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then we apply a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy.
New Accounting Pronouncements
See Part II, Item 8, Note 1 of “Notes to Consolidated Financial Statements” for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
(Tables in thousands)
Revenues

	Revenues for the Twelve Months Ended December 31,			Revenues as a Percentage of Total Revenues for the Twelve Months Ended December 31,
	2023	2022	Percent Change	2023	2022
Products:
Aortic stent grafts	$107,469	$92,752	16%	31%	29%
On-X	74,528	63,904	17%	21%	20%
Surgical sealants	68,016	65,379	4%	19%	21%
Other	11,172	8,318	34%	3%	3%
Total products	261,185	230,353	13%	74%	73%

Preservation services	92,819	83,436	11%	26%	27%
Total	$354,004	$313,789	13%	100%	100%
Revenues increased 13% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. The increase in revenues for the twelve months ended December 31, 2023 was due to an increase in revenues from aortic stent grafts, On-X products, preservation services, other products, and surgical sealants. Excluding the effects of foreign exchange, revenues increased 12% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. Revenues for the twelve months ended December 31, 2022 were negatively impacted in certain regions by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due to the COVID-19 pandemic and local labor disputes.
The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Twelve Months Ended December 31,				Percent Change From Prior Year
	2023	2022
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$107,469	$92,752	$1,587	$94,339	14%
On-X	74,528	63,904	61	63,965	17%
Surgical sealants	68,016	65,379	236	65,615	4%
Other	11,172	8,318	4	8,322	34%
Total products	261,185	230,353	1,888	232,241	12%

Preservation services	92,819	83,436	(88)	83,348	11%
Total	$354,004	$313,789	$1,800	$315,589	12%
A detailed discussion of the changes in product revenues and preservation services revenues for the twelve months ended December 31, 2023 is presented below.
Products
Revenues from products increased 13% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. The increase was due to an increase in revenues from aortic stent grafts, On-X products, other products, and surgical sealants. A discussion of the changes in product revenues for aortic stent grafts, On-X products, surgical sealants, and other product revenues is presented below.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, Brazilian Reals, Polish Zlotys, British Pounds, Canadian Dollars, and Swiss Francs with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022, the US Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.
Aortic Stent Grafts
Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, synthetic vascular grafts, and original equipment manufacturing (“OEM”) aortic stent graft products. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, the NEXUS Products, and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Aortic stent grafts are used in endovascular and open vascular surgery for the treatment of complex aortic arch, thoracic, and abdominal aortic diseases. Our aortic stent grafts are primarily distributed in international markets.
Revenues from the sales of aortic stent grafts increased 16% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. This increase was primarily due to a change in the mix of units sold, which increased revenues by 11%, an increase in average sales prices, which increased revenues by 3%, and the effect of foreign exchange rates, which increased revenues by 2%.

Constant currency revenues from the sales of aortic stent grafts increased 14% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. The increase in revenues was partially due to improved conditions from the COVID-19 pandemic, as well as increased market adoption of certain products for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. Revenues for the twelve months ended December 31, 2023 increased in all geographies, with the most significant increase in Europe, the Middle East, and Africa (collectively, “EMEA”). The revenue increase in EMEA for the twelve months ended December 31, 2023 was primarily due to an increase in buying patterns in direct (to hospitals) markets.
On-X Products
The On-X products include the On-X aortic and mitral heart valves and the On-X ascending aortic prosthesis (“AAP”) for heart valve replacement. Revenues from the sales of On-X products include revenues from the distribution of CarbonAid® CO2 diffusion catheters and from the sale of Chord-X® ePTFE sutures for mitral chordal replacement. On-X product revenue also includes revenue generated from pyrolytic carbon coating services for OEM customers.
Revenues from the sales of On-X products increased 17% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. This increase was primarily due to an increase in volume of units sold, which increased revenues by 11%, and an increase in average sales prices, which increased revenues by 6%.
Constant currency revenues from the sales of On-X products increased 17% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. The increase in revenues was partially due to improved conditions from the COVID-19 pandemic for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. Revenues for the twelve months ended December 31, 2023 increased in all geographies, with the most significant increases in North America and Asia Pacific (“APAC”). The increase in revenues in North America for the twelve months ended December 31, 2023 was also impacted by customer buying patterns. The increase in revenues in APAC for the twelve months ended December 31, 2023 was also impacted by distributor buying patterns. On-X OEM sales accounted for less than 1% of product revenues for the twelve months ended December 31, 2023 and 2022.
Domestic revenues from the sales of On-X products accounted for 60% and 63% of total On-X revenues for the twelve months ended December 31, 2023 and 2022, respectively.
Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants increased 4% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. This increase in revenues was primarily due to an increase in average sales prices in certain regions, which increased revenues by 3%, and an increase in the volume of milliliters sold, which increased revenues by 1%.
Constant currency revenues from the sales of surgical sealants increased 4% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. The increase in revenues was primarily due to revenue increases in all geographies, except for revenue decreases in EMEA.
Revenues from the sales of surgical sealants decreased in EMEA during the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. During 2022 customers accelerated orders in certain countries in anticipation of temporary commercialization restrictions resulting from the expiration of our BioGlue CE Mark during our transition to a new Notified Body. We received renewal of our BioGlue CE Mark and completed our Notified Body transition late in the fourth quarter of 2022.
Domestic revenues from surgical sealants accounted for 48% and 49% of total surgical sealant revenues for the twelve months ended December 31, 2023 and 2022, respectively.
Other
Other revenues are comprised of revenues from PhotoFix, PerClot (as part of the TMSA of the Baxter Transaction described below), and CardioGenesis cardiac laser therapy (prior to our abandonment of that business as of June 2023).
Other revenues increased 34% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022.

The increase in other revenues for the twelve months ended December 31, 2023 was primarily due to an increase in PerClot and PhotoFix product revenues, partially offset by decreased CardioGenesis revenues as a result of our abandonment of the CardioGenesis cardiac laser therapy business as of June 30, 2023.
Revenues from our CardioGenesis cardiac laser therapy product line historically consisted primarily of sales of handpieces and, in certain periods, the sale of laser consoles. In February 2023 our supplier of handpieces informed us that it was exiting the business and would no longer be supplying handpieces effective immediately. The sole-source manufacturer of tubing used in the handpiece assembly had gone out of business and a new supplier had yet to be identified and qualified. We evaluated the impact of this disruption on our CardioGenesis cardiac laser therapy business and possible avenues for resumption of supply including the evaluation of alternate suppliers and handpiece manufacturers. As of June 30, 2023 we were unable to identify an alternative source of supply or handpiece manufacturer and do not foresee a resumption of this business in the future. As a result, we wrote-off all of our CardioGenesis cardiac laser therapy assets and recorded an expense of $390,000 during the twelve months ended December 31, 2023 on our Consolidated Statements of Operations and Comprehensive Loss.
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
Revenues from tissue processing increased 11% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. The increase in revenues was primarily due to an increase in average sales prices, which increased revenues by 12%, partially offset by a decrease in tissues shipped, which decreased revenues by 1%.
Cost of Products and Preservation Services
Cost of Products

	Twelve Months Ended December 31,
	2023	2022
Cost of products	$84,595	$72,166
Cost of products increased 17% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. Cost of products for the twelve months ended December 31, 2023 and 2022 included costs related to aortic stent grafts, On-X, surgical sealants, and other products.

The increase in cost of products for the twelve months ended December 31, 2023 was primarily due to an increase in the volume of On-X products and aortic stent grafts shipped, and an increase in the cost of aortic stent grafts, surgical sealants, and On-X products shipped, as compared to the twelve months ended December 31, 2022.
Cost of Preservation Services

	Twelve Months Ended December 31,
	2023	2022
Cost of preservation services	$40,233	$39,100
Cost of preservation services increased 3% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. Cost of preservation services included costs for cardiac and vascular tissue preservation services.
The increase in cost of preservation services for the twelve months ended December 31, 2023 was primarily due to an increase in processing cost of tissues shipped, as compared to the twelve months ended December 31, 2022.
Gross Margin

	Twelve Months Ended December 31,
	2023	2022
Gross margin	$229,176	$202,523
Gross margin as a percentage of total revenues	65%	65%
Gross margin increased 13% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022.
Gross margin for the twelve months ended December 31, 2023 was positively impacted by shipments of PerClot as part of the Baxter Transaction described above. PerClot shipped during the second quarter and a portion of the third quarter of 2023 represented PerClot pre-launch inventory manufactured prior to PMA and was previously recorded as research and development expense on the Consolidated Statements of Operations and Comprehensive Loss.
The increase for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022 was also due to an increase in average sales prices of certain tissues, On-X products, and certain aortic stent grafts shipped and the mix and volume of certain aortic stent grafts, On-X, and surgical sealant products shipped, partially offset by an increase in the cost of all products shipped. Gross margin as a percentage of total revenues was flat for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. Gross margin as a percentage of total revenues was positively impacted by favorable prices of certain tissues shipped and a favorable mix of On-X products and certain aortic stent grafts shipped, offset by an increase in the cost of products shipped during the twelve months ended December 31, 2023.
Operating Expenses
General, Administrative, and Marketing Expenses

	Twelve Months Ended December 31,
	2023	2022
General, administrative, and marketing expenses	$208,977	$157,443
General, administrative, and marketing expenses as a percentage of total revenues	59%	50%
General, administrative, and marketing expenses increased 33% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. The increase in General, administrative, and marketing expenses for the twelve months ended December 31, 2023 was primarily due to an increase in business development expenses, personnel-related expenses, travel, and marketing.

General, administrative, and marketing expenses included $25.0 million of business development expense for the twelve months ended December 31, 2023, as compared to $7.7 million of business development income for the twelve months ended December 31, 2022. We incurred $23.5 million of business development expense during the twelve months ended December 31, 2023 related to the fair value adjustments for the contingent consideration related to our future payments to Ascyrus Medical LLC (“Ascyrus”), the developer of AMDS, who we acquired in 2020, as compared to $9.0 million of business development income during the twelve months ended December 31, 2022.
Research and Development Expenses

	Twelve Months Ended December 31,
	2023	2022
Research and development expenses	$28,707	$38,879
Research and development expenses as a percentage of total revenues	8%	12%
Research and development expenses decreased 26% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022. Research and development spending for the twelve months ended December 31, 2023 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts, and to a lesser extent, On-X products. Research and development spending for the twelve months ended December 31, 2022 was primarily focused on clinical work to gain regulatory approvals for On-X products, certain aortic stent grafts, and PerClot products.
On September 23, 2022 we stopped the PROACT Xa clinical trial as recommended by the trial's independent Data and Safety Monitoring Board. The PROACT Xa clinical trial was a prospective, randomized, trial designed to determine if patients with On-X mechanical aortic valves could be maintained safely and effectively on apixaban rather than on warfarin. As a result of PROACT Xa's early termination, we recorded $4.5 million of termination and wind-down expenses that were included in Research and development operating expenses on the Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2022. The majority of these costs included administrative costs that we paid during the fourth quarter of 2022 and the first quarter of 2023, as well as the estimated cost of clinical drugs purchased for patients participating in the study that were not expected to be recovered.
Research and development expenses also included $632,000 and $1.9 million for the twelve months ended December 31, 2023 and 2022, respectively, related to PerClot pre-launch inventory manufactured as part of the Baxter transaction.
Gain from Sale of Non-Financial Assets
Gain from sale of non-financial assets for the twelve months ended December 31, 2023 consisted of the net $14.3 million received as part of the Baxter Transaction upon receipt of the PerClot PMA in May 2023.
Interest Expense
Interest expense was $25.3 million and $18.2 million for the twelve months ended December 31, 2023 and 2022, respectively. Interest expense for the twelve months ended December 31, 2023 and 2022 relates to interest on debt. The increase in interest expense for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022, was primarily due to an increase in the interest rate on our term loan.
Other Expense, Net
Other expense, net was $3.1 million for both the twelve months ended December 31, 2023 and 2022. Other expense, net for the twelve months ended December 31, 2023 primarily included a $5.0 million expense related to a payment to Endospan for achievement of certain milestones related to the NEXUS Products, partially offset by realized and unrealized effects of foreign currency gains and losses. See Part II, Item 8, Note 4 - “Agreements with Endospan” of the “Notes to Consolidated Financial Statements” for further information on our agreements with Endospan. Other expense, net for the twelve months ended December 31, 2022 primarily included realized and unrealized effects of foreign currency gains and losses.

Earnings
(Table in thousands, except per share data)

	Twelve Months Ended December 31,
	2023	2022
Loss before income taxes	$(21,586)	$(14,984)
Income tax expense	9,104	4,208
Net loss	$(30,690)	$(19,192)

Diluted loss per common share	$(0.75)	$(0.48)
Diluted weighted-average common shares outstanding	40,743	40,032
We incurred a loss before income taxes for the twelve months ended December 31, 2023 and 2022. The loss before income taxes for the twelve months ended December 31, 2023 was impacted by the change in fair value of our financial instruments, an increase in certain operating expenses to support revenue expansion, and an increase in interest expense. The loss before income taxes for the twelve months ended December 31, 2022 was impacted by an increase in certain operating expenses to support revenue expansion and an increase in investments in the research and development pipeline. The loss before income taxes was partially offset by the change in fair value of the Ascyrus contingent consideration for the twelve months ended December 31, 2022. Revenues for the twelve months ended December 31, 2022 were also unfavorably impacted by delays or cancellations of some surgical procedures as a result of reduced hospital capacity and staffing and hospital restrictions due in part to the COVID-19 pandemic in certain regions.
Our effective income tax rate was an expense of 42% and 28% for the twelve months ended December 31, 2023 and 2022, respectively. The change in the tax rate for the twelve months ended December 31, 2023 was primarily due to an increase in the estimated current year valuation allowance, a settlement of prior year tax return items, and an increase in the benefit related to uncertain tax position statute expirations for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022.
Our income tax rate for the twelve months ended December 31, 2023 was primarily affected by an increase in the valuation allowance on our deferred tax assets, nondeductible executive compensation, income taxes in certain profitable foreign jurisdictions, and additional tax expense for uncertain tax positions. These tax expenses were partially offset by the research and development tax credit and foreign derived intangible income deduction.
Our income tax rate for the twelve months ended December 31, 2022 was primarily affected by an increase in the valuation allowance on our deferred tax assets, nondeductible executive compensation, and additional tax expense for uncertain tax positions. These tax expenses were partially offset by the research and development tax credit.
We experienced a net loss and diluted loss per common share for the twelve months ended December 31, 2023 and 2022. Net loss and diluted loss per common share for the twelve months ended December 31, 2023 was primarily due to loss before income taxes, as discussed above.
Non-GAAP Measures of Financial Performance
To supplement our Consolidated Financial Statements presented in accordance with US GAAP, we use constant currency revenues, which is a non-GAAP financial measure. We define constant currency revenues as revenues minus the exchange rate effect. We define exchange rate effect as the year-over-year impact of foreign currency movements using current period foreign currency rates applied to prior period transactional currency amounts.
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
Seasonality
Historically, we believe the demand for most of our aortic stent grafts is seasonal, with a decline in demand generally occurring in the third quarter due to the summer holiday season in Europe. We are uncertain whether the demand for AMDS and the NEXUS Products is seasonal, as these products have not fully penetrated many markets and, therefore, the nature of any seasonal trends may not yet be obvious.
Historically, we believe the demand for BioGlue products is seasonal, with a decline in demand generally occurring in the third quarter followed by stronger demand in the fourth quarter. We believe that this trend may be due to the summer holiday season in Europe and the US.
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
Liquidity and Capital Resources
Net Working Capital
At December 31, 2023 net working capital (current assets of $280.7 million less current liabilities of $57.9 million) was $222.8 million, with a current ratio (current assets divided by current liabilities) of 5 to 1, as compared to net working capital of $197.6 million and a current ratio of 5 to 1 at December 31, 2022.
Overall Liquidity and Capital Resources
Our primary cash requirements for the twelve months ended December 31, 2023 were for general working capital needs, interest and principal payments under our Credit Agreement (defined below), interest payments under our Convertible Senior Notes (defined below), capital expenditures for facilities and equipment, repurchases of stock to cover tax withholdings, and payment to Endospan for achievement of certain milestones related to the NEXUS Products. We funded our cash requirements through our existing cash reserves and proceeds from stock option exercises.
We believe our cash from operations and existing cash and cash equivalents will enable us to meet our current operational liquidity needs for at least the next twelve months. Our future cash requirements are expected to include interest and principal payments under our new Initial Term Loan Facility and Convertible Senior Notes (described in “Significant Sources and Uses of Liquidity” section below), expenditures for clinical trials, research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes and may include cash to fund business development activities including obligations in the agreements related to the Ascyrus transaction. These items may have a significant effect on our future cash flows during the next twelve months. Subject to the terms of our Initial Term Loan Agreement, we may seek additional borrowing capacity or financing, pursuant to our current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If we undertake any further significant business development activity, we may need to finance such activities by obtaining additional debt financing or using a registration statement to sell equity securities. There can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us.

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
The Term Loan Facility, as amended on June 2, 2021, bears interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 2.50%, or LIBOR, plus a margin of 3.50%.
The interest rate of our Term Loan Facility, as amended on December 19, 2022, was calculated as Term SOFR plus a fixed percentage credit spread of 3.50%. The loan under the Revolving Credit Facility, as amended, bears interest at Term SOFR plus a margin of between 4.00% and 4.25%, depending on our consolidated net leverage ratio. As of December 31, 2023 the aggregate interest rate of the Credit Agreement was 8.97% per annum.
On January 18, 2024 we entered into a credit and guaranty agreement with Ares Management Credit funds (the “Ares Credit Agreement”) for $350.0 million of senior secured, interest-only, credit facilities, consisting of a $190.0 million term loan facility (the “Initial Term Loan Facility”), a $100.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Initial Term Loan Facility, the “Term Loan Facilities”) and a $60.0 million “senior-priority” revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Credit Facilities”). Upon closing, we borrowed $190.0 million under the Initial Term Loan Facility and $30.0 million under the Revolving Credit Facility. The proceeds of the initial borrowings were used along with cash on hand to pay off our existing credit facilities, dated as of December 1, 2017, and related fees and expenses. See Part II, Item 8, Note 17 of the “Notes to Consolidated Financial Statements” for further discussion of our new credit and guaranty agreement.
The final scheduled maturity date of the Credit Facilities is January 18, 2030. There are no scheduled repayments of principal required to be made prior to the final maturity date. We have the right to prepay loans under the Ares Credit Agreement in whole or in part at any time, provided that any prepayment of loans under the Term Loan Facilities (or loans under the Revolving Credit Facility to the extent of reducing the balance of outstanding loans below $30.0 million) will be subject to a prepayment premium of 5.00% if the prepayment occurs prior to January 18, 2025 and 1.00% if the prepayment occurs thereafter and prior to January 18, 2026. Amounts repaid in respect of loans under the Initial Term Loan Facilities may not be reborrowed. Amounts repaid in respect of loans under the Revolving Credit Facility may be reborrowed. Loans under the Term Loan Facilities bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 5.50% or SOFR plus a margin of 6.50%; beginning with the second fiscal quarter of 2025, the margin may step down to 5.25% and 6.25%, respectively, based on our total net leverage ratio at such time. Loans under the Revolving Credit Facility bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 3.00% or SOFR plus a margin of 4.00%. In addition, we will be required to pay fees of 0.50% per annum on the daily unused amount of the Revolving Credit Facility and 1.00% per annum on the daily unused amount of the Delayed Draw Term Loan Facility.
Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of December 31, 2023 was approximately $106.4 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

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
As of December 31, 2023 approximately 31% of our cash and cash equivalents were held in foreign jurisdictions.
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Cash flows provided by (used in):
Operating activities	$18,825	$(5,153)
Investing activities	(502)	(10,715)
Financing activities	865	(1,639)
Effect of exchange rate changes on cash and cash equivalents	401	1,848
Increase (decrease) in cash and cash equivalents	$19,589	$(15,659)
Net Cash Flows from Operating Activities
Net cash provided by operating activities was $18.8 million for the twelve months ended December 31, 2023, as compared to net cash used in operating activities of $5.2 million for the twelve months ended December 31, 2022.
We use the indirect method to prepare our cash flow statement, and accordingly, the operating cash flows are based on our net loss, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and for changes in operating assets and liabilities from the prior year end. For the twelve months ended December 31, 2023 these non-cash items primarily included $23.5 million of fair value adjustments of financial instruments, $23.1 million of depreciation and amortization expenses, $14.4 million of non-cash compensation, $14.3 million of gain from sale of non-financial assets, $7.4 million of lease expense, $5.0 million of fair value adjustment of long-term loan, and $4.8 million of write-down of inventories and deferred preservation costs.
Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the twelve months ended December 31, 2023 these changes included the favorable effect of $1.7 million due to the timing differences between the recording of accounts payable and other current liabilities, $535,000 due to a decrease in prepaid expenses and other assets, partially offset by $14.4 million due to an increase in inventory balances and deferred preservation costs and the unfavorable effect of $4.1 million due to the timing differences between recording receivables and the receipt of cash.

Net Cash Flows from Investing Activities
Net cash used in investing activities was $502,000 and $10.7 million for the twelve months ended December 31, 2023 and 2022, respectively. During the twelve months ended December 31, 2023 cash flows used in investing activities primarily included $7.4 million of cash used for capital expenditures, $5.0 million for the payment related to our agreement with Endospan, partially offset by $14.3 million of proceeds from the sale of non-financial assets.
Net Cash Flows from Financing Activities
Net cash provided by financing activities was $865,000 for the twelve months ended December 31, 2023, as compared to net cash used in financing activities of $1.6 million for the twelve months ended December 31, 2022. The current year cash provided by financing activities was primarily due to $4.0 million of proceeds from exercise of stock options and issuances of common stock, $3.6 million of proceeds from financing insurance premiums, partially offset by $2.8 million for the repayment of debt and $2.5 million for the payments of short-term notes payable.
Scheduled Contractual Obligations and Future Payments
Our long-term debt obligations and interest payments include $320.5 million of scheduled principal payments and $139.0 million in anticipated interest payments primarily related to our Initial Term Loan Facility, Revolving Credit Facility, Convertible Senior Notes, and other governmental loans.
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
Capital Expenditures
Capital expenditures for the twelve months ended December 31, 2023 and 2022 were $7.4 million and $9.0 million, respectively. Capital expenditures in the twelve months ended December 31, 2023 were primarily related to routine purchases of manufacturing and tissue processing equipment, computer software, leasehold improvements needed to support our business, and computer equipment.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest income and interest expense are sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash and cash equivalents of $58.9 million as of December 31, 2023, and interest paid on the outstanding balances, if any, of our variable rate Revolving Credit Facility, Term Loan Facility, and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us for the twelve months ended December 31, 2023 affecting our cash and cash equivalents, Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes would not have a material impact on our financial position, profitability, or cash flows.
Foreign Currency Exchange Rate Risk
We have balances, such as cash, accounts receivable, accounts payable, and accruals that are denominated in foreign currencies. These foreign currency denominated balances are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the US Dollar equivalent of cash or funds that we will receive in payment for assets or that we would have to pay to settle liabilities. As a result, we could be required to record these changes as gains or losses on foreign currency translation. Realized and unrealized gains and losses were a gain of $2.1 million, a loss of $3.1 million, and a loss of $5.5 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

We have revenues and expenses that are denominated in foreign currencies. Specifically, a portion of our international aortic stent grafts, surgical sealants, On-X products, and other product revenues are denominated in Euros, Brazilian Reals, Polish Zlotys, British Pounds, Canadian Dollars, and Swiss Francs and a portion of our General, administrative, and marketing expenses are denominated in Euros, Brazilian Reals, Polish Zlotys, British Pounds, Canadian Dollars, Swiss Francs, and Singapore Dollars. These foreign currency transactions are sensitive to changes in exchange rates. In this regard, changes in exchange rates could cause a change in the US Dollar equivalent of net income from transactions conducted in other currencies. As a result, we could recognize a reduction in revenues or an increase in expenses related to a change in exchange rates.
An additional 10% adverse change in exchange rates from the exchange rates in effect on December 31, 2023 could impact our financial position or cash flows by approximately $7.0 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the twelve months ended December 31, 2023 affecting our revenue and expense transactions denominated in foreign currencies, would not have a material impact on our financial position or profitability.

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
Artivion management assessed the effectiveness of Artivion’s internal controls over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, we have determined that, as of December 31, 2023, our internal controls over financial reporting was effective based on those criteria.
Artivion’s independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on the effectiveness of Artivion’s internal controls over financial reporting as of December 31, 2023.
Artivion, Inc.
February 23, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Artivion, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Artivion, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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

Deferred Preservation Costs

Description of the Matter
At December 31, 2023, the Company’s deferred preservation costs, net, balance was $49.8 million. As discussed in Note 1 to the consolidated financial statements, the calculation of deferred preservation costs involves judgment and complexity and uses the same principles as inventory costing. Donated human tissue is procured from deceased human donors by organ and tissue procurement organizations (“OPOs”) and tissue banks, that provide the tissue to the Company for processing, preservation, and distribution. Deferred preservation costs consist primarily of the procurement fees charged by the OPOs and tissue banks, direct labor and materials (including salary and fringe benefits, laboratory supplies and expenses, and freight-in charges), and indirect costs (including allocations of costs from support departments and facility allocations). Fixed production overhead costs are allocated based on actual tissue processing levels, to the extent that they are within the range of the facility’s normal capacity. These costs are then allocated among the tissues processed during the period based on cost drivers, such as the number of donors or number of tissues processed. The Company applies a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. Estimated yields are based on the Company’s historical yield experience with similar tissues and these estimates are evaluated periodically to determine whether the appropriate historical volume and time periods are being used to calculate the yields applied to in-process tissues to determine the equivalent units on hand at each period end.
Auditing management’s deferred preservation costs was complex and required judgment due to the detailed calculations within the Company’s costing model to determine the amount of preservation costs deferred, including the estimation of the number of in-process tissue equivalent units based on historical volumes and yields by tissue type that is utilized to determine the number of tissues in process that will ultimately become implantable to which the deferred costs will be applied.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the process used by management to calculate the Company’s deferred preservation costs, including controls over management’s review of the completeness and accuracy of the deferred preservation cost model and key inputs such as the historical yield information used to estimate the in-process tissue equivalent units as a component of the deferred preservation costs, as discussed above.
To test the appropriateness of the amounts recorded as deferred preservation costs, we performed audit procedures that included, among others, testing the nature of costs being deferred and the accuracy of the calculation of deferred preservation costs by agreeing the amounts to and testing the underlying reports and analyses supporting the calculation of costs to be deferred. We tested the yield estimates applied to determine the equivalent units of in-process tissues by understanding and testing the historical information utilized and comparing the yields utilized in the period end model to those historical results. We also compared the reconciliation of the ending balance of deferred preservation costs as calculated in the Company’s deferred preservation cost calculation model to amounts recorded in the general ledger.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2013.
Atlanta, Georgia
February 23, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Artivion, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Artivion, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Artivion, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young, LLP
Atlanta, Georgia
February 23, 2024

Artivion, Inc. and Subsidiaries
Consolidated Balance Sheets
In Thousands, Except Per Share Data

	December 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$58,940	$39,351
Trade receivables, net	71,796	61,820
Other receivables	2,342	7,764
Inventories, net	81,976	74,478
Deferred preservation costs, net	49,804	46,371
Prepaid expenses and other	15,810	17,550

Total current assets	280,668	247,334

Goodwill	247,337	243,631
Acquired technology, net	142,593	151,263
Operating lease right-of-use assets, net	43,822	41,859
Property and equipment, net	38,358	38,674
Other intangibles, net	29,638	31,384
Deferred income taxes	1,087	1,314
Other long-term assets	8,894	7,339

Total assets	$792,397	$762,798

Artivion, Inc. and Subsidiaries
Consolidated Balance Sheets
In Thousands, Except Per Share Data

	December 31,
	2023	2022
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$13,318	$12,004
Accrued compensation	18,715	13,810
Accrued expenses	12,732	12,374
Taxes payable	3,840	2,635
Current maturities of operating leases	3,395	3,308
Current portion of long-term debt	1,451	1,608
Accrued procurement fees	1,439	2,111
Current portion of finance lease obligation	582	513
Other	2,390	1,312

Total current liabilities	57,862	49,675

Long-term debt	305,531	306,499
Contingent consideration	63,890	40,400
Non-current maturities of operating leases	43,977	41,257
Deferred income taxes	21,851	24,499
Deferred compensation liability	6,760	5,468
Non-current finance lease obligations	3,405	3,644
Other	7,341	7,027

Total liabilities	510,617	478,469

Commitments and contingencies

Shareholders' equity:

Preferred stock $0.01 par value per share, 5,000 shares authorized, no shares issued	—	—
Common stock $0.01 par value per share, 75,000 shares authorized, 42,569 and 41,830 shares issued as of December 31, 2023 and 2022, respectively	426	418
Additional paid-in capital	355,919	337,385
Retained deficit	(47,907)	(17,217)
Accumulated other comprehensive loss	(12,010)	(21,609)
Treasury stock at cost, 1,487 shares as of December 31, 2023 and 2022	(14,648)	(14,648)

Total shareholders' equity	281,780	284,329

Total liabilities and shareholders' equity	$792,397	$762,798
See accompanying Notes to Consolidated Financial Statements.

Artivion, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
In Thousands, Except Per Share Data

	Year Ended December 31,
	2023	2022	2021
Revenues:
Products	$261,185	$230,353	$221,597
Preservation services	92,819	83,436	77,239
Total revenues	354,004	313,789	298,836

Cost of products and preservation services:
Products	84,595	72,166	65,196
Preservation services	40,233	39,100	36,126
Total cost of products and preservation services	124,828	111,266	101,322

Gross margin	229,176	202,523	197,514

Operating expenses:
General, administrative, and marketing	208,977	157,443	169,774
Research and development	28,707	38,879	35,546
Total operating expenses	237,684	196,322	205,320
Gain from sale of non-financial assets	(14,250)	—	(15,923)
Operating income	5,742	6,201	8,117

Interest expense	25,299	18,224	16,887
Interest income	(1,077)	(147)	(79)
Other expense, net	3,106	3,108	6,136

Loss before income taxes	(21,586)	(14,984)	(14,827)
Income tax expense	9,104	4,208	7

Net loss	$(30,690)	$(19,192)	$(14,834)

Loss per share:
Basic	$(0.75)	$(0.48)	$(0.38)
Diluted	$(0.75)	$(0.48)	$(0.38)

Weighted-average common shares outstanding:
Basic	40,743	40,032	38,983
Diluted	40,743	40,032	38,983

Net loss	$(30,690)	$(19,192)	$(14,834)
Other comprehensive income (loss):
Foreign currency translation adjustments	9,599	(11,722)	(16,630)
Comprehensive loss	$(21,091)	$(30,914)	$(31,464)
See accompanying Notes to Consolidated Financial Statements.

Artivion, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Year Ended December 31,
	2023	2022	2021

Net cash flows from operating activities:
Net loss	$(30,690)	$(19,192)	$(14,834)

Adjustments to reconcile net loss to net cash from operating activities:
Change in fair value of contingent consideration	23,490	(9,000)	8,870
Depreciation and amortization	23,076	22,442	23,977
Non-cash compensation	14,422	12,344	10,711
Non-cash lease expense	7,354	7,432	7,521
Fair value adjustment of long-term loan	5,000	—	409
Write-down of inventories and deferred preservation costs	4,785	4,374	5,377
Non-cash interest expense	1,858	1,832	2,005
Write-off of Endospan Option	—	—	4,944
Deferred income taxes	(1,385)	(1,717)	(4,470)
Gain on sale of non-financial assets	(14,250)	—	(15,923)
Other	1,358	2,268	2,060

Changes in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	1,682	(1,958)	(1,893)
Prepaid expenses and other assets	535	(2,234)	(1,404)
Receivables	(4,050)	(13,340)	(11,560)
Inventories and deferred preservation costs	(14,360)	(8,404)	(18,375)
Net cash flows provided by (used in) operating activities	18,825	(5,153)	(2,585)

Net cash flows from investing activities:
Proceeds from sale of non-financial assets, net	14,250	—	19,000
Payments for Endospan agreement	(5,000)	—	—
Capital expenditures	(7,430)	(9,016)	(13,091)
Other	(2,322)	(1,699)	(249)
Net cash flows (used in) provided by investing activities	(502)	(10,715)	5,660

Net cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	3,955	3,368	3,756
Proceeds from financing insurance premiums	3,558	—	—
Payment of contingent consideration	—	—	(8,200)
Payment of debt issuance costs	(249)	—	(2,219)
Redemption and repurchase of stock to cover tax withholdings	(559)	(1,795)	(1,914)
Principal payments on short-term notes payable	(2,531)	—	(299)
Repayment of debt	(2,772)	(2,753)	(2,786)
Other	(537)	(459)	(561)
Net cash flows provided by (used in) financing activities	865	(1,639)	(12,223)

Effect of exchange rate changes on cash and cash equivalents	401	1,848	2,200
Increase (decrease) in cash and cash equivalents	19,589	(15,659)	(6,948)

Cash and cash equivalents, beginning of year	39,351	55,010	61,958
Cash and cash equivalents, end of year	$58,940	$39,351	$55,010
See accompanying Notes to Consolidated Financial Statements.

Artivion, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
In Thousands

	Common Stock		Additional Paid In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	40,394	$404	$316,192	$20,022	$6,743	(1,487)	$(14,648)	$328,713
Net loss	—	—	—	(14,834)	—	—	—	(14,834)
Other comprehensive loss, net of tax	—	—	—	—	(16,630)	—	—	(16,630)
Stock issued for contingent consideration	553	6	9,994	—	—	—	—	10,000
Adoption of ASU 2020-06	—	—	(16,426)	(3,213)	—	—	—	(19,639)
Equity compensation	260	3	11,274	—	—	—	—	11,277
Exercise of options	179	1	2,145	—	—	—	—	2,146
Employee stock purchase plan	87	1	1,608	—	—	—	—	1,609
Redemption and repurchase of stock to cover tax withholdings	(76)	(1)	(1,913)	—	—	—	—	(1,914)
Balance at December 31, 2021	41,397	$414	$322,874	$1,975	$(9,887)	(1,487)	$(14,648)	$300,728
Net loss	—	—	—	(19,192)	—	—	—	(19,192)
Other comprehensive loss, net of tax	—	—	—	—	(11,722)	—	—	(11,722)
Equity compensation	282	3	12,939	—	—	—	—	12,942
Exercise of options	151	1	1,788	—	—	—	—	1,789
Employee stock purchase plan	95	1	1,578	—	—	—	—	1,579
Redemption and repurchase of stock to cover tax withholdings	(95)	(1)	(1,794)	—	—	—	—	(1,795)
Balance at December 31, 2022	41,830	$418	$337,385	$(17,217)	$(21,609)	(1,487)	$(14,648)	$284,329
Net loss	—	—	—	(30,690)	—	—	—	(30,690)
Other comprehensive income, net of tax	—	—	—	—	9,599	—	—	9,599
Equity compensation	412	4	15,142	—	—	—	—	15,146
Exercise of options	226	3	2,499	—	—	—	—	2,502
Employee stock purchase plan	141	2	1,451	—	—	—	—	1,453
Redemption and repurchase of stock to cover tax withholdings	(40)	(1)	(558)	—	—	—	—	(559)
Balance at December 31, 2023	42,569	$426	$355,919	$(47,907)	$(12,010)	(1,487)	$(14,648)	$281,780
See accompanying Notes to Consolidated Financial Statements.

Artivion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, surgical sealants, On-X mechanical heart valves and related surgical products (“On-X” products), and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, the Ascyrus Medical Dissection Stent (“AMDS”) hybrid prosthesis, the NEXUS endovascular stent graft system (“NEXUS”), the NEXUS DUOTM aortic arch stent graft (“NEXUS DUO”), and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering (including Artivex), E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include our BioGlue Surgical Adhesive products (“BioGlue”). In addition to these four major product families, we sell or distribute PhotoFix bovine surgical patches (“PhotoFix”) and CardioGenesis cardiac laser therapy (prior to our abandonment of the business as of June 30, 2023). We began to manufacture and supply PerClot hemostatic powder (“PerClot”) during the second quarter of 2023 (as part of the Transitional Manufacturing and Supply Agreement (“TMSA”) of the Baxter Transaction, described below).
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
Foreign Currencies
Our revenues and expenses transacted in foreign currencies are remeasured as they occur at exchange rates in effect at the time of each transaction. Realized and unrealized gains and losses on foreign currency transactions are recorded as a component of Other expense, net on our Consolidated Statements of Operations and Comprehensive Loss. Realized and unrealized gains and losses were a gain of $2.1 million, a loss of $3.1 million, and a loss of $5.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. Our assets and liabilities denominated in foreign currencies are recognized at the exchange rate in effect at the time of each transaction. At period end, the assets and liabilities are translated at the exchange rate in effect as of the balance sheet date and are recorded as a separate component of Accumulated other comprehensive loss in the shareholders' equity section of our Consolidated Balance Sheets.
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

Revenue Recognition
Contracts with Customers
We routinely enter into contracts with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms and, in most cases, prices for the products and services that we offer. These agreements, however, do not obligate us to provide goods or services to the customer, and there is no consideration promised to us at the onset of these arrangements. For customers without separate agreements, we have a standard list price established by geography and by currency for all products and services, and our invoices contain standard terms and conditions that are applicable to those customers where a separate agreement is not controlling. Our performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and we accept the order. We identify performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. We generally recognize revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time we have an unconditional right to receive payment. Our prices are fixed and are not affected by contingent events that could impact the transaction price. We do not offer price concessions and do not accept payment that is less than the price stated when we accept the purchase order. We do not have any material performance obligations where we are acting as an agent for another entity.
Revenues for products, including: aortic stent grafts, surgical sealants, On-X products, and other medical devices, are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenues from consignment are recognized when we receive a notification of implantation. We recognize revenues for preservation services when tissue is shipped to the customer.
Significant Judgments in the Application of the Guidance in ASC 606
There are no significant judgments associated with the satisfaction of our performance obligations. We generally satisfy performance obligations upon shipment of the product or service obligation to the customer. This is consistent with the time in which the customer obtains control of the product or service. Performance obligations are also generally settled quickly after the purchase order acceptance, therefore, the value of unsatisfied performance obligations at the end of any reporting period is immaterial.
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

Advertising Costs
The costs to develop, produce, and communicate our advertising are expensed as incurred and are classified as General, administrative, and marketing expenses. The total amount of advertising expense included in our Consolidated Statements of Operations and Comprehensive Loss was $1.9 million, $1.6 million, and $1.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Other comprehensive income/loss, net of tax for the years presented includes foreign currency cumulative translation adjustment and unrealized gain/loss from intra-entity foreign currency loans that are of long term investment nature with no specific repayment terms. The unrealized gains from foreign currency intra-entity loans that are of long term investment nature were $2.7 million and $9.1 million for the years ended December 31, 2023 and 2021, respectively. The unrealized loss from foreign currency intra-entity loans that are of long term investment nature was $6.4 million for the year ended December 31, 2022.
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
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to our unobservable estimates and assumptions. Our assumptions could vary depending on the asset or liability value and the valuation method used. Such assumptions could include: estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. We may also engage external advisors to assist in determining fair value as appropriate.
Although we believe that the recorded fair values of our financial instruments are appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.
Fair Value Measurements - Contingent Consideration
Contingent consideration represents a recurring fair value estimate of potential future payments. The fair value of the contingent consideration liability is estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. A discount rate is applied based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then we apply a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement is based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy.

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
Cash Flow Supplemental Disclosures
Supplemental disclosures of cash flow information for the years ended December 31 (in thousands):

	2023	2022	2021
Cash paid during the year for:
Interest	$23,332	$14,243	$14,407
Income taxes	4,865	9,244	5,483

Non-cash investing and financing activities:
Operating lease right-of-use assets	$6,181	$1,803	$31,726
Issuance of common stock for contingent consideration	—	—	10,000
Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable are primarily from hospitals and distributors that either use or distribute our products and tissues. We assess the likelihood of collection based on a number of factors, including past transaction history and the credit worthiness of the customer, as well as the potential increased risks related to international customers and large distributors. We determine the allowance for doubtful accounts based upon specific reserves for known collection issues, as well as a non-specific reserve based upon aging buckets. We charge off uncollectible amounts against the reserve in the period in which we determine they are uncollectible. Our accounts receivable balances are reported net of allowance for doubtful accounts of $1.9 million and $1.3 million as of December 31, 2023 and 2022, respectively.
Inventories, net
Inventories, net are comprised of finished goods for our product lines including: aortic stent grafts; surgical sealants; On-X products; other medical devices; work-in-process; and raw materials. Inventories for finished goods are valued at the lower of cost or net realizable value on a first-in, first-out basis and raw materials are valued on a moving average cost basis. Typically, upon shipment or upon notification of implant of a medical device on consignment, revenue is recognized, and the related inventory costs are expensed as cost of products. Cost of products also includes, as applicable, lower of cost or net realizable value of write-downs and impairments for products not deemed to be recoverable and, as incurred, idle facility expense, excessive spoilage, extra freight, and re-handling costs.
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

We recorded write-downs to our inventory totaling $4.4 million, $4.0 million, and $4.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. The 2023 write-downs were primarily related to raw materials, aortic stent grafts inventory, and On-X ascending aortic prosthesis (“AAP”) inventory. The 2022 and 2021 write-downs were primarily related to aortic stent grafts inventory and On-X AAP inventory.
Deferred Preservation Costs, net
Deferred preservation costs include costs of cardiac and vascular tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By federal law, human tissues cannot be bought or sold; therefore, the tissues we preserve are not held as inventory. The costs we incur to procure and process cardiac and vascular tissues are instead accumulated and deferred. Deferred preservation costs are stated at the lower of cost or net realizable value on a first-in, first-out basis and are deferred until revenue is recognized. Upon shipment of tissue to an implanting facility, revenue is recognized, and the related deferred preservation costs are expensed as cost of preservation services. Cost of preservation services also includes, as applicable, lower of cost or net realizable value write-downs and impairments for tissues not deemed to be recoverable, and includes, as incurred, excessive spoilage, extra freight, and re-handling costs.
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
These costs are then allocated among the tissues processed during the period based on cost drivers, such as the number of donors or number of tissues processed. We apply a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. We estimate quarantine and in process yields based on our historical yield experience with similar tissues and re-evaluate these estimates periodically. Actual yields could differ significantly from our estimates, which could result in a change in tissues available for shipment and could increase or decrease the balance of deferred preservation costs. These changes could result in additional cost of preservation services expense or could increase per tissue preservation costs, which would impact gross margins on tissue preservation services in future periods.
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
We recorded write-downs to our deferred preservation costs totaling $393,000, $369,000, and $575,000 for the years ended December 31, 2023, 2022, and 2021, respectively, primarily due to tissues not expected to ship prior to the expiration date of the packaging.
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

Property and equipment, net balance for the years ended December 31 was as follows (in thousands):

	2023	2022
Equipment and software	$66,618	$72,480
Leasehold improvements	49,107	47,384
Furniture and fixtures	7,555	7,148
Total property and equipment	123,280	127,012
Less accumulated depreciation and amortization	(84,922)	(88,338)
Property and equipment, net	$38,358	$38,674
Depreciation expense for the years ended December 31 was as follows (in thousands):

	2023	2022	2021
Depreciation expense	$7,878	$7,132	$7,157
Goodwill and Other Intangible Assets
Our intangible assets consist of goodwill, acquired technology, customer lists and relationships, patents, and other intangible assets, as discussed in Note 7. Our goodwill is attributable to a segment or segments of our business, as appropriate, as the related acquired business that generated the goodwill is integrated into our operations. Upon divestiture of a component of our business, the goodwill related to the segment is allocated to the divested business using the relative fair value allocation method.
We evaluate our goodwill and other indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of October 31, 2023 and 2022 our indefinite lived intangible assets consisted of goodwill, in-process research and development, and acquired procurement contracts and agreements. We performed a qualitative analysis of our indefinite lived intangible assets as of October 31, 2023 and determined that the fair value of the asset groups and the fair value of the reporting unit more likely than not exceeded their associated carrying values and were, therefore, not impaired.
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
If we determine that an impairment review is necessary, we will evaluate the assets or asset groups by comparing their carrying values to the sum of the undiscounted future cash flows expected to result from their use and eventual disposition. If the carrying values exceed the future cash flows, then the asset or asset group is considered impaired, and we will write down the value of the asset or asset group to its concluded fair value. For the years ended December 31, 2023, 2022, and 2021 we did not record an impairment of our long-lived assets as there were no indicators of impairment or the sum of the undiscounted future cash flows exceeded the carrying value of the long-lived asset (asset group).

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
Not Yet Effective
In December 2023 the FASB issued ASU 2023-09, Income Taxes Topic 740 - Improvements to Income Tax Disclosures. This amendment is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and certain information about income taxes paid. This revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2024. We are currently evaluating the impacts of the new standard.
In November 2023 the FASB issued ASU 2023-07, Segment Reporting Topic 280- Improvements to Reportable Segment Disclosures. This amendment requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impacts of the new standard.
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
PerClot PMA
On May 23, 2023 the FDA granted PMA of PerClot for use to control bleeding in certain open and laparoscopic surgical procedures. Pursuant to the terms of the TMSA of the Baxter Transaction, we transferred the ownership of the PMA to Baxter following approval. In May 2023 we received a payment of $18.8 million from Baxter, of which $4.5 million was paid to SMI. As a result, we recorded a pre-tax gain of $14.3 million as the assets were derecognized upon closing of the Baxter Transaction in fiscal year 2021, which was included as Gain from sale of non-financial assets within the Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2023.
Following receipt of the PMA, under the terms of the TMSA, we began manufacturing and supplying PerClot for Baxter and recorded $5.1 million of PerClot revenues on the Consolidated Statements of Operations and Comprehensive Loss during the twelve months ended December 31, 2023.
The Company accounted for this TMSA in accordance with the provision of ASU 2016-02, Leases Topic 842 (“ASC 842”) by bifurcating the lease and non-lease components and recognizing each component based on ASC 842 and ASU 2014-09, Revenue from Contracts with Customers Topic 606. The amount of lease revenue was $278,000 for the twelve months ended December 31, 2023.
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
Accounting for the Transaction
As part of the acquisition, we may be required to pay additional consideration up to $100.0 million to the former shareholders of Ascyrus upon the achievement of certain milestones and the sales-based additional earnout described above. On September 2, 2020 the fair value of the total potential purchase consideration of $200.0 million included the total purchase consideration, as well as the contingent consideration liability discussed below. Our allocation of the purchase consideration was allocated to Ascyrus’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of September 2, 2020.

The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 5. We used a discount rate of approximately 7% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of December 31, 2023. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Consolidated Statements of Operations and Comprehensive Loss. Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We performed an assessment of the fair value of the contingent consideration and recorded a fair value increase of $23.5 million and a fair value reduction of $9.0 million for the twelve months ended December 31, 2023 and 2022, respectively, in General, administrative, and marketing expenses on the Consolidated Statements of Operations and Comprehensive Loss, as a result of this assessment.
In December 2021 the FDA approved our IDE application for AMDS. Upon the approval, we funded a cash payment of $10.0 million and issued $10.0 million in shares of Artivion common stock pursuant to the Ascyrus Agreement.
The contingent consideration liability of $63.9 million and $40.4 million was included in Other long-term liabilities as of December 31, 2023 and 2022, respectively, in the Consolidated Balance Sheets.
4. Agreements with Endospan
Exclusive Distribution Agreement and Securities Purchase Option Agreement
On September 11, 2019 Artivion’s wholly owned subsidiary, JOTEC, entered into an exclusive distribution agreement (“Endospan Distribution Agreement”) with Endospan Ltd. (“Endospan”), an Israeli corporation, pursuant to which JOTEC obtained exclusive distribution rights for NEXUS, and under a subsequent amendment, the NEXUS DUO (collectively the “NEXUS Products”) and accessories in certain countries in Europe in exchange for a fixed distribution fee of $9.0 million paid in September 2019.
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

Variable Interest Entity
We consolidate the results of a variable interest entity ("VIE") when it is determined that we are the primary beneficiary. Based on our initial evaluation of Endospan and the related agreements with Endospan, we determined that Endospan is a VIE. Although the arrangement with Endospan resulted in our holding a variable interest, it did not empower us to direct those activities of Endospan that most significantly impact the VIE economic performance. Therefore, we are not the primary beneficiary, and we have not consolidated Endospan into our financial results. Our payments to Endospan in September 2019 totaled $15.0 million which included a $9.0 million distribution fee, a $1.0 million securities purchase option, and $5.0 million for the first tranche of the Endospan Loan. The second tranche payment of $5.0 million was funded in September 2020. An additional $5.0 million was funded in May 2023 as part of the third tranche payment described above. We evaluated Endospan for VIE classification as of December 31, 2023 and determined that Endospan meets the criteria of a non-consolidating VIE. Our payments to date, including any loans, guarantees, and other subordinated financial support related to this VIE, totaled $25.0 million as of December 31, 2023, representing our maximum exposure to loss, and were not individually significant to our consolidated financial statements.
Valuation
The agreements with Endospan were entered into concurrently and had certain terms that are interrelated. In our evaluation of the initial relative fair value of each of the Endospan agreements to determine the amount to record, we utilized discounted cash flows to estimate the fair market value for the Endospan Loan and for the Endospan Distribution Agreement. We estimated the fair value of the Endospan Option utilizing the Monte Carlo simulation. Inputs in our valuation of the Endospan agreements included cash payments and anticipated payments based on the executed agreements with Endospan, projected discounted cash flows in connection with the Endospan transaction, our expected internal rate of return and discount rates, and our assessed probability and timing of receipt of certification of certain approvals and milestones in obtaining FDA approval. Based on the initial fair value of the Endospan Loan and the relative fair values of the Endospan Distribution Agreement and Endospan Option Agreement, we recorded the Endospan Loan value of $358,000 in Other long-term assets in the Consolidated Balance Sheets as of December 31, 2019. The value of the Endospan Distribution Agreement of $1.8 million and $3.5 million was included in Other intangibles, net in the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.
We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics, and adjust the amount recorded to its current fair market value at each reporting period. We performed an assessment of the fair value of the Endospan Loan and determined that the loan fair value decreased and had no value as of December 31, 2021. As a result of this fair value adjustment, we recorded an expense of $409,000 in Other expense, net on the Consolidated Statements of Operations and Comprehensive Loss during twelve months ended December 31, 2021. In May 2023 we funded a $5.0 million third tranche payment and determined that the loan continued to have no fair value. Consequently, we recorded an expense of $5.0 million in Other expense, net on the Consolidated Statements of Operations and Comprehensive Loss during the twelve months ended December 31, 2023. We did not record a loan fair value adjustment during the twelve months ended December 31, 2022.
In the fourth quarter of December 31, 2021 we fully impaired the value of the Endospan Option primarily driven by a decrease in forecasted operating results. We recorded $4.9 million impairment expense included in General, administrative, and marketing expense on the Consolidated Statements of Operations and Comprehensive Loss during the twelve months ended December 31, 2021.

5. Financial Instruments
A summary of financial instruments measured at fair value was as follows (in thousands):

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,802	$—	$—	$22,802
Certificates of deposit	3,968	—	—	3,968
Total assets	$26,770	$—	$—	$26,770

Long-term liabilities:
Contingent consideration	—	—	(63,890)	(63,890)
Total liabilities	$—	$—	$(63,890)	$(63,890)

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,098	$—	$—	$10,098
Total assets	$10,098	$—	$—	$10,098

Long-term liabilities:
Contingent consideration	—	—	(40,400)	(40,400)
Total liabilities	$—	$—	$(40,400)	$(40,400)
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds. The estimated market value of all cash equivalents is equal to cost basis as there were no gross realized gains or losses on cash equivalents for the years ended December 31, 2023, 2022, and 2021.
The fair value of the contingent consideration component of the Ascyrus acquisition was updated using Level 3 inputs. See Note 3 for further discussion of the Ascyrus acquisition. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Contingent Consideration
Balance as of December 31, 2022	$(40,400)
Change in valuation	(23,490)
Balance as of December 31, 2023	$(63,890)
6. Inventories and Deferred Preservation Costs, net
Inventories, net at December 31, 2023 and 2022 were comprised of the following (in thousands):

	2023	2022
Raw materials and supplies	$36,907	$36,715
Work-in-process	12,687	10,476
Finished goods	32,382	27,287
Total inventories, net	$81,976	$74,478

Deferred preservation costs, net at December 31, 2023 and 2022 were comprised of the following (in thousands):

	2023	2022
Cardiac tissues	$24,823	$21,799
Vascular tissues	24,981	24,572
Total deferred preservation costs, net	$49,804	$46,371
To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves, aortic stent grafts, and AMDS products at international hospital locations. We retain title and control over this consignment inventory until notice of implantation is received, at which time we invoice the hospital and recognize revenue. As of December 31, 2023 we had $10.7 million in consignment inventory, with approximately 44% in domestic locations and 56% in foreign locations. As of December 31, 2022 we had $12.7 million in consignment inventory, with approximately 41% in domestic locations and 59% in foreign locations.
Inventory and deferred preservation costs obsolescence reserves were $3.0 million and $2.2 million as of December 31, 2023 and 2022, respectively.
7. Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
As of December 31, 2023 and 2022 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	2023	2022
Goodwill	$247,337	$243,631
In-process R&D	2,154	2,080
Procurement contracts and agreements	2,013	2,013
We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We evaluate our goodwill and indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. We did not record any impairment of indefinite lived intangible assets, including goodwill, during the twelve months ended December 31, 2023, 2022, and 2021. In-process research and development, procurement contracts and agreements are included in Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2023 and 2022.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.
As of December 31, 2023 and 2022 the value of our goodwill, all of which was related to our Medical Devices segment, was as follows (in thousands):

	Medical Devices Segment
	2023	2022
Balance as of January 1,	$243,631	$250,000
Foreign currency translation	3,706	(6,369)
Balance as of December 31,	$247,337	$243,631

Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. As of December 31, 2023 and 2022 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands, except weighted average useful life):

December 31, 2023	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$201,897	$59,304	$142,593	18.2
Other intangibles:
Customer lists and relationships	28,729	10,334	18,395	21.6
Distribution and manufacturing rights and know-how	9,608	7,807	1,801	5.0
Patents	4,365	3,225	1,140	17.0
Other	7,815	3,680	4,135	5.0
Total other intangibles	$50,517	$25,046	$25,471	10.0

December 31, 2022	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$198,420	$47,157	$151,263	18.2
Other intangibles:
Customer lists and relationships	31,030	11,100	19,930	20.5
Distribution and manufacturing rights and know-how	9,274	5,796	3,478	5.0
Patents	4,246	3,180	1,066	17.0
Other	5,360	2,543	2,817	4.4
Total other intangibles	$49,910	$22,619	$27,291	10.3
Amortization Expense
Amortization expense recorded in General, administrative, and marketing expenses on our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31 was as follows (in thousands):

	2023	2022	2021
Amortization expense	$15,198	$15,310	$16,820
As of December 31, 2023 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	2024	2025	2026	2027	2028	Total
Amortization expense	$15,121	$13,200	$12,972	$12,866	$12,644	$66,803

8. Income Taxes
Income Tax Expense
Loss before income taxes consisted of the following (in thousands):

	2023	2022	2021
Domestic	$(24,658)	$(13,798)	$(10,263)
Foreign	3,072	(1,186)	(4,564)
Loss before income taxes	$(21,586)	$(14,984)	$(14,827)
Income tax expense consisted of the following (in thousands):

	2023	2022	2021
Current:
Federal	$5,573	$1,606	$1,896
State	1,004	367	551
Foreign	3,851	3,120	3,391
	10,428	5,093	5,838
Deferred:
Federal	$222	$236	$(2,801)
State	157	234	(307)
Foreign	(1,703)	(1,355)	(2,723)
	(1,324)	(885)	(5,831)
Income tax expense	$9,104	$4,208	$7

Our income tax expense in 2023, 2022, and 2021 included our federal, state, and foreign tax obligations. Our effective income tax rate was a tax expense of 42% and 28% for the year ended December 31, 2023 and 2022, respectively. Our effective income tax rate was break-even for the year ended December 31, 2021.

Our income tax rate for the year ended December 31, 2023 was primarily affected by an increase in the valuation allowance on our deferred tax assets, nondeductible executive compensation, income taxes in certain profitable foreign jurisdictions, and additional tax expense for uncertain tax positions, partially offset by the research and development tax credit and foreign derived intangible income deduction. Our income tax rate for the year ended December 31, 2022 was primarily affected by an increase in the valuation allowance on our deferred tax assets, nondeductible executive compensation, and additional tax expense for uncertain tax positions, partially offset by the research and development tax credit. Our income tax rate for the year ended December 31, 2021 was primarily affected by an increase in the valuation allowance on our deferred tax assets, foreign expense items, nondeductible executive compensation, and additional tax expense for uncertain tax positions, partially offset by the reduction of a valuation allowance on prior year items, the research and development tax credit, and releases of uncertain tax positions.

The income tax benefit amounts differ from the amounts computed by applying the US federal statutory income tax rate of 21% for the years ended December 31, 2023, 2022, and 2021 to pretax income as a result of the following (in thousands):

	2023	2022	2021
Tax benefit at statutory rate	$(4,533)	$(3,147)	$(3,114)

Increase (reduction) in income taxes resulting from:
Valuation allowance change	9,964	4,779	1,566
Foreign income taxes	2,969	415	1,138
Nondeductible executive compensation	989	878	1,075
Equity compensation	872	472	(477)
Net change in uncertain tax positions	652	527	762
State income taxes, net of federal benefit	281	484	73
Nondeductible entertainment expenses	262	117	65
Foreign interest disallowance	—	151	307
Foreign deferred items	—	(112)	53
Foreign derived intangible income deduction	(501)	(133)	(144)
Research and development credit	(800)	(961)	(959)
Provision to return adjustments	(937)	336	63
Other	(114)	402	(401)
Total income tax expense	$9,104	$4,208	$7
Deferred Taxes
We generate deferred tax assets primarily as a result of finance and operating leases, net operating losses, excess interest carryforward, accrued compensation, stock compensation, capitalizable research and development costs, unrealized foreign exchange losses, and capital leases. Our deferred tax liabilities are primarily comprised of intangible assets acquired in previous years, finance and operating leases, and capital leases.
The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2023	2022
Deferred tax assets:
Finance and operating leases	$13,254	$12,581
Excess interest carryforward	6,438	5,559
Unrealized gains and losses	5,424	—
Loan revaluation	3,859	2,633
Loss carryforwards	3,205	9,660
Stock compensation	2,761	2,463
Accrued expenses	2,567	1,734
Deferred compensation	1,790	1,317
Property	1,786	1,310
Credit carryforwards	336	503
Inventory and deferred preservation costs write-downs	302	764
Other	1,422	1,650
Less valuation allowance	(32,860)	(17,942)
Total deferred tax assets, net	10,284	22,232

	2023	2022
Deferred tax liabilities:
Unrealized gains and losses	—	(6,624)
Prepaid items	(370)	(323)
Debt costs	(626)	(818)
Finance and operating leases	(12,777)	(12,217)
Intangible assets	(16,106)	(24,601)
Other	(1,169)	(834)
Total deferred tax liabilities	(31,048)	(45,417)

Total deferred tax liabilities, net	$(20,764)	$(23,185)
We regularly assess the realizability of deferred tax assets and establish valuation allowances if it is more likely than not that some or all deferred tax assets will not be realized. A summary of valuation allowances against deferred tax assets was as follows (in thousands):

	2023	2022	2021
Beginning balance	$17,942	$13,282	$7,170
Additions in estimates recorded to deferred income tax expense, net	9,809	4,660	1,505
Additions related to Other comprehensive income, net	5,109	—	4,607
Ending balance	$32,860	$17,942	$13,282
As of December 31, 2023 and 2022 we maintained a net deferred tax liability of $20.8 million and $23.2 million, respectively. As of December 31, 2023 and 2022 we maintained valuation allowances against our deferred tax assets of $32.9 million and $17.9 million, respectively, primarily related to net operating loss carryforwards and disallowed excess interest carryforwards.
As of December 31, 2023 we had approximately $1.3 million of federal net operating loss carryforwards related to the acquisitions of Cardiogenesis and Hemosphere for which we have a full valuation allowance against, approximately $1.5 million of state net operating loss carryforwards that will continue to expire in 2024, approximately $443,000 of foreign net operating loss carryforwards that will begin to expire in 2025, and approximately $293,000 in research and development tax credit carryforwards that will begin to expire in 2030, and approximately $81,000 in credits from other jurisdictions that mostly expire in 2027.

As of December 31, 2023 we had a deferred tax asset of $6.4 million of disallowed interest expense deduction carryforwards as a result of the interest deductibility rule imposed by the “Tax Cuts and Jobs Act” of 2017 (“Tax Act”), and later modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This deferred tax asset can be carried forward indefinitely. This rule disallows interest expense to the extent it exceeds 30% of adjusted taxable income. For the years ended December 31, 2023 and 2022 our interest deduction was limited to $20.4 million and $8.1 million, respectively.
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
Reinvestment of Unremitted Earnings
We intend to reinvest substantially all of the unremitted earnings of our non-US subsidiaries to fund working capital, strategic investments, and debt repayment and postpone their remittance indefinitely. Accordingly, no provision for state and local taxes or foreign withholding taxes was recorded on these unremitted earnings in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company is permanently reinvested with respect to the outside basis differences in its significant non-US subsidiaries. As of December 31, 2023 we had a deferred tax liability of $119,000 for the tax effects of this outside basis difference in the Consolidated Statements of Operations and Comprehensive Loss.
Uncertain Tax Positions
A reconciliation of the beginning and ending balances of our uncertain tax position liability, excluding interest and penalties, was as follows (in thousands):

	2023	2022	2021
Beginning balance	$4,508	$4,089	$2,574
Increase related to current year tax positions	2,728	847	1,661
Increase (decrease) for foreign exchange differences	116	(145)	(121)
Increase related to prior year tax positions	26	20	386
Decrease due to the lapsing of statutes of limitations	(158)	(200)	(241)
Decrease related to prior year tax positions	(508)	(103)	(170)
Decrease due to settlements of prior year tax positions	(1,880)	—	—
Ending balance	$4,832	$4,508	$4,089
We recorded non-current liabilities of $372,000 and $358,000 related to interest and penalties on uncertain tax positions on our Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. We included expense of $6,500 for December 31, 2023, expense of $145,000 for December 31, 2022, and income of $35,000 for December 31, 2021, respectively, for interest and penalties related to unrecognized tax benefits in our Consolidated Statements of Operations and Comprehensive Loss.
As of December 31, 2023 our uncertain tax liability of $5.2 million, including interest and penalties, was recorded as a reduction to deferred tax assets of $100,000, and a non-current liability of $5.1 million on our Consolidated Balance Sheets. The amount of uncertain tax liabilities that are expected to affect our tax rate if recognized were $4.4 million, $3.6 million, and $3.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2022 our total uncertain tax liability, including interest and penalties of $4.9 million, was recorded as a reduction to deferred tax assets of $100,000 and as a non-current liability of $4.8 million on our Consolidated Balance Sheets.

We believe it is reasonably possible that approximately $100,000 of our uncertain tax liability will be recognized in 2024 due to the lapsing of various federal and state and foreign statutes of limitations, of which substantially all would affect the tax rate.
Other
Our tax years 2020 and forward generally remain open to examination by the major taxing jurisdictions to which we are subject. However, certain returns from years prior to 2020, in which net operating losses and tax credits have arisen, are still open for examination by the tax authorities.
9. Leases
We have operating and finance lease obligations resulting from the lease of land and buildings that comprise our corporate headquarters and various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on company vehicles; and leases on a variety of office and other equipment.
Information related to leases included in the Consolidated Balance Sheets was as follows (in thousands, except lease term and discount rate):

Operating leases:	December 31, 2023	December 31, 2022
Operating lease right-of-use assets, net	$43,822	$41,859

Current maturities of operating leases	$3,395	$3,308
Non-current maturities of operating leases	43,977	41,257
Total operating lease liabilities	$47,372	$44,565

Finance leases:
Property and equipment, at cost	$6,862	$6,408
Accumulated amortization	(3,136)	(2,498)
Property and equipment, net	$3,726	$3,910

Current maturities of finance leases	$582	$513
Non-current maturities of finance leases	3,405	3,644
Total finance lease liabilities	$3,987	$4,157

Weighted average remaining lease term (in years):
Operating leases	10.4	11.9
Finance leases	6.8	7.8

Weighted average discount rate:
Operating leases	6.3%	5.9%
Finance leases	2.2%	2.1%

Current maturities of finance leases are included as a component of Other current liabilities on our Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, administrative, and marketing expenses on our Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	December 31, 2023	December 31, 2022
Amortization of property and equipment	$542	$518
Interest expense on finance leases	84	89
Total finance lease expense	626	607
Operating lease expense[a]	7,354	7,432
Sublease income	(278)	(306)
Total lease expense	$7,702	$7,733
______________________
a Total rental expense for operating leases was $7.5 million in 2021. The operating lease expense included right-of-use asset amortization and interest expense on the lease liability.
A summary of our cash flow information related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows for operating leases	$7,263	$6,927
Financing cash flows for finance leases	539	507
Operating cash flows for finance leases	84	90
Future minimum lease payments are as follows (in thousands):

	Finance Leases	Operating Leases
2024	$655	$6,302
2025	648	7,085
2026	627	6,539
2027	617	6,058
2028	599	5,862
Thereafter	1,136	33,920
Total minimum lease payments	$4,282	$65,766
Less amount representing interest	(295)	(18,394)
Present value of net minimum lease payments	3,987	47,372
Less current maturities	(582)	(3,395)
Lease obligations, less current maturities	$3,405	$43,977
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
The Credit Agreement and its subsequent amendments contain certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type.
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
On June 2, 2021 we entered into an amendment to our Credit Agreement to extend the maturity dates of both our Term Loan and its Revolving Credit Facility. As part of the amendment, the maturity dates of both our Term Loan and its Revolving Credit Facility were each extended by two and one-half years, until June 1, 2027 and June 1, 2025, respectively, subject to earlier springing maturities if our 4.25% Convertible Senior Notes, described below, remain outstanding on April 1, 2025 and December 31, 2024, respectively. With respect to the Term Loan, if the Convertible Senior Notes remained outstanding on April 1, 2025, the Term Loan’s maturity date would be April 1, 2025, or, if the Convertible Senior Notes’ own maturity date had been extended, the earlier of (i) 91 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2027. In the case of the Revolving Credit Facility, if the Convertible Senior Notes are still outstanding on December 31, 2024, the Revolving Credit Facility’s maturity date will be either December 31, 2024 or, if the Convertible Senior Notes’ own maturity date has been extended, the earlier of (i) 182 days prior to the Convertible Senior Notes’ new maturity date and (ii) June 1, 2025. In connection with this amendment, we paid debt issuance costs of $2.1 million, of which $1.8 million will be amortized over the life of the term loan facility and included in current and long-term debt on the Consolidated Balance Sheets. The remaining $361,000 of debt issuance costs and $474,000 of non-cash debt extinguishment costs were recorded in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss.
On December 19, 2022 in accordance with adopting ASU 2020-04 and 2021-01, we entered into an amendment to our Credit Agreement to replace the LIBOR based benchmark interest rate with the Secured Overnight Financing Rate (“SOFR”) based benchmark interest rate for our Term Loan Facility and our Revolving Credit Facility. Based on historical analysis of the differences between the benchmark rates, SOFR is adjusted to arrive at a Term SOFR rate that serves as the replacement base rate for LIBOR under our amended credit facilities. Under this amendment, at the maturity of our existing LIBOR-based loan on December 30, 2022, the interest rate at the repricing of our Term Loan Facility was calculated as Term SOFR plus a fixed percentage credit spread of 3.50%. The loan under the Revolving Credit Facility bears interest at Term SOFR plus a margin of between 4.00% and 4.25%, depending on our consolidated net leverage ratio. As of December 31, 2023 the aggregate interest rate of the Credit Agreement was 8.97% per annum.
On January 18, 2024 we entered into a credit and guaranty agreement with Ares Management Credit funds to borrow up to $350.0 million senior secured, interest-only, credit facilities. Upon closing, we borrowed a total of $220.0 million which we used, along with cash on hand, to pay off outstanding debt related to the Credit Agreement and related fees and expenses. See Note 17 for further discussion of our new Credit and Guaranty Agreement.

Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Consolidated Balance Sheets as of December 31, 2023. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of December 31, 2023 was approximately $106.4 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes approximately $5.0 million for the aggregate of the contractual coupon interest and the amortization of the debt issuance costs during the twelve months ended December 31, 2023. The interest expense recognized on the Convertible Senior Notes includes approximately $4.9 million for the aggregate of the contractual coupon interest and the amortization of the debt issuance costs for the twelve months ended December 31, 2022 and 2021. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. There were $1.1 million and $1.9 million of unamortized debt issuance costs related to convertible senior notes as of December 31, 2023 and 2022, respectively.
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
We became eligible to redeem the Convertible Senior Notes beginning on July 5, 2023, following the expiration of their non-redemption period. We are able to redeem the Convertible Senior Notes in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of our other securities. As of December 31, 2023 and 2022 we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes.
Government Supported Bank Debt
In April 2014 JOTEC obtained the first loan Sparkasse Zollernalb, which is government sponsored by the Kreditanstalt für Wiederaufbau Bank (KFW). The first loan bears an interest rate of 2.45% and is scheduled to mature during the first quarter of 2024. In December 2015 JOTEC obtained the second loan Sparkasse Zollernalb sponsored by KFW. The second loan bears an interest rate of 1.40% and is scheduled to mature during the third quarter of 2025.

The short-term and long-term balances of our term loans were as follows (in thousands):

	As of December 31,
	2023	2022
Term loan balance	$211,500	$213,750
Convertible senior notes	100,000	100,000
2.45% Sparkasse Zollernalb (KFW Loan 1)	61	296
1.40% Sparkasse Zollernalb (KFW Loan 2)	484	733
Total loan balance	312,045	314,779
Less unamortized loan origination costs	(5,063)	(6,672)
Net borrowings	306,982	308,107
Less short-term loan balance, net	(1,451)	(1,608)
Long-term loan balance, net	$305,531	$306,499
At December 31, 2023 the aggregate maturities of long-term debt for the next five years are as follows (in thousands):

	2024	2025	2026	2027	Thereafter	Total
Maturities	$2,588	$102,458	$2,250	$204,749	$—	$312,045
Our aggregate maturity schedule is subject to change due to a provision within the Credit Agreement that requires us to make annual prepayments based on an excess cash flow calculation.
On April 19, 2023 we issued payable notes in the aggregate of $3.6 million to finance our insurance premiums. The notes have a term of one year and bear an interest rate of 6.65% per annum. The notes payable balance was $1.0 million recorded in Other current liabilities on the Consolidated Balance Sheet as of December 31, 2023.
Interest Expense
Total interest expense was $25.3 million, $18.2 million, and $16.9 million in 2023, 2022, and 2021, respectively. Interest expense includes interest on debt and uncertain tax positions in all periods.
11. Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Consolidated Financial Statements as of December 31, 2023 and 2022 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
Employment Agreements
The employment agreement of our Chairman, President, and Chief Executive Officer (“CEO”), Mr. J. Patrick Mackin, provides for a severance payment, which would become payable upon the occurrence of certain employment termination events, including termination by us without cause.

PROACT Xa Clinical Trial Termination
On September 23, 2022 we announced that we were stopping the PROACT Xa clinical trial as recommended by the trial's independent Data and Safety Monitoring Board. The PROACT Xa clinical trial was a prospective, randomized, trial designed to determine if patients with On-X mechanical aortic valves could be maintained safely and effectively on apixaban rather than on warfarin. As a result of PROACT Xa's early termination, we recorded $4.5 million of termination and wind-down expenses that are included in Research and development operating expenses on the Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2022. The majority of these costs include administrative costs, that we paid during the fourth quarter of 2022 and the first quarter of 2023, as well as the estimated cost of clinical drugs purchased for patients participating in the study that are not expected to be recovered.
12. Employee Benefit Plans
401(k) Plan
We have a 401(k) savings plan (“401(k) Plan”) providing retirement benefits to all US employees who have completed at least three months of service. We made matching contributions of each participant's contribution up to 4.0% of each participant’s salary in 2023, 2022 and 2021. Our contributions approximated $2.6 million, $2.6 million, and $2.1 million for the years ended 2023, 2022, and 2021, respectively. We may make discretionary contributions to the 401(k) Plan; however, no discretionary contributions were made in any of the past three years.
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
Our deferred compensation liabilities are recorded as a component of Other current liabilities and long-term Deferred compensation liabilities, as appropriate, on the Consolidated Balance Sheets based on the anticipated distribution dates. We recorded $491,000 in Other current liabilities and $6.8 million in Long-term liabilities as of December 31, 2023 in the Consolidated Balance Sheets. We recorded $5.5 million in Long-term liabilities as of December 31, 2022 in the Consolidated Balance Sheets. The cash surrender value of COLI recorded in Other long-term assets on the Consolidated Balance Sheets was $6.9 million and $5.5 million as of December 31, 2023 and 2022, respectively. Changes in the value of participant accounts and changes in the cash surrender value of COLI are recorded as part of our operating expenses and are subject to our normal allocation of expenses to inventory and deferred preservation costs.
13. Revenue Recognition
Disaggregation of Revenue
Revenues are disaggregated by following geographic regions:
•North America: consists of US and Canada. We market our medical device products and preservation services (predominantly in the US), primarily to physicians through our direct sales representatives who are managed by region managers.
•Europe, the Middle East, and Africa (“EMEA”): we market approved medical device products to physicians, hospitals, and distributors through our direct sales force in certain countries. In countries where there are no direct sales forces, regional sales managers market to distributors who buy medical device products directly from us and sell to hospitals in their respective countries.
•Asia Pacific (“APAC”): we market medical device products that are approved in each country to distributors in the region.
•Latin America (“LATAM”): we market medical device products that are approved in each country to distributors in the region except for Brazil where we sell directly to end customers and distributors.

Net revenues by geographic location based on the location of the customer for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	2023	2022	2021
North America	187,603	167,542	157,881
EMEA	114,814	104,119	109,081
APAC	33,577	27,973	21,696
LATAM	18,010	14,155	10,178
Total revenue	$354,004	$313,789	$298,836
CardioGenesis cardiac laser therapy business abandonment:
In February 2023 our supplier of CardioGenesis cardiac laser therapy handpieces informed us that it was exiting the business and will no longer be supplying handpieces effective immediately because the sole-source manufacturer of tubing used in the handpiece assembly had gone out of business and a new supplier had yet to be identified and qualified. We evaluated the impact of this disruption on our CardioGenesis cardiac laser therapy business and possible avenues for resumption of supply including the evaluation of alternate suppliers and handpiece manufacturers. As of June 30, 2023 we were unable to identify an alternative source of supply or handpiece manufacturer and do not foresee a resumption of this business in the future. As a result, we wrote-off all of our CardioGenesis cardiac laser therapy assets and recorded an expense of $390,000 during the twelve months ended December 31, 2023 on our Consolidated Statements of Operations and Comprehensive Loss.
Also see segment disclosure in Note 16 below.
14. Stock Compensation
Overview
We are currently authorized to grant and have available for grant the following number of shares under our stock plans as of December 31, 2023 and 2022:

	Authorized Shares	Available for Grant
Plan		2023	2022
1996 Discounted Employee Stock Purchase Plan, as amended	2,900,000	826,000	967,000
2020 Equity and Cash Incentive Plan	7,145,000	3,281,000	999,000
Total	10,045,000	4,107,000	1,966,000
During 2020 the Shareholders approved a new 2020 Equity and Cash Incentive Plan (“ECIP”) and funded it with 2.7 million of newly issuable shares. On August 11, 2020 4.1 million shares were registered under the 2020 ECIP, consisting of the newly issuable shares as well as 1.4 million of the shares that remained available for grant under the 2009 ECIP as of that date. On May 16, 2023 the Shareholders approved additional 3.0 million shares to be registered under the 2020 ECIP.
Stock Awards
In 2023 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and Company officers, which, counting PSUs at target levels, together totaled 681,000 shares and had an aggregate grant date market value of $9.7 million. Two types of PSUs were granted in 2023, an annual grant with a one-year performance period (“Annual PSU”) and an LTIP PSU grant (the “2023 LTIP PSU”) with a one-year performance period. If the highest performance threshold was met, the Annual PSU granted in 2023 represented the right to receive up to 150% of the target number of shares of common stock. The performance component of the Annual PSU granted in 2023 was based on attaining specified levels of revenue growth and specified levels of EBITDA, as defined in the PSU grant documents, for the 2023 calendar year. The Annual PSU granted in 2023 earned approximately 148% of the target number of shares. If the highest performance threshold was met, the 2023 LTIP PSU grant represented a right to receive up to 200% of the target number of shares of common stock. The 2023 LTIP PSU grant earned approximately 200% of target number of shares.

During 2019 the Committee authorized, and we granted, an LTIP PSU (the “Original LTIP”), which has multiple performance periods over a five-year period. If the highest performance thresholds were met, the Original LTIP represents the right to receive up to 288%, and up to 192% for a certain key executive, of the target number of shares of common stock. The performance component of the Original LTIP was based on attaining specified levels of adjusted revenue growth and gross margin, as defined in the Original LTIP grant document, for the years 2019 through 2023. During 2020 we determined that the threshold performance under the first performance period (2019 through 2021) of the Original LTIP was unlikely to be achieved which resulted in a reversal of $1.9 million in expense in the fourth quarter of 2020. During 2022 the second performance period of the Original LTIP earned approximately 136% and 108% to a certain key executive of target number of shares of common stock. During 2023 the third performance period of the Original LTIP earned approximately 213% and 142% to a certain key executive of target number of shares of common stock.
In 2022 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee Directors and RSUs and PSUs to certain employees and Company officers, which, counting PSUs at target levels, together totaled 871,000 shares and had an aggregate grant date market value of $13.5 million. Two types of PSUs were granted in 2022, an annual grant with a one-year performance period and an LTIP PSU grant (the “2022 LTIP PSU”) with a one-year performance period. If the highest performance threshold was met, the Annual PSU granted in 2022 represented the right to receive up to 150% of the target number of shares of common stock. The performance component of the Annual PSU granted in 2022 was based on attaining specified levels of revenue growth and specified levels of EBITDA, as defined in the PSU grant documents, for the 2022 calendar year. The Annual PSU granted in 2022 earned approximately 51% of the target number of shares and subsequently modified on February 13, 2023 to earn approximately 89% of the target number of shares. If the highest performance threshold was met, the 2022 LITP PSU grant represented a right to receive up to 200% of the target number of shares of common stock. The 2022 LTIP PSU grant earned approximately 140% of target number of shares.
In 2021 the Committee authorized awards from approved stock incentive plans of RSUs to certain employees, RSAs to non-employee Directors, and RSAs and PSUs to certain Company officers, which, counting PSUs at target levels, together totaled 500,000 shares and had an aggregate grant date market value of $12.6 million. Two types of PSUs were granted in 2021, an Annual PSU and a special LTIP PSU (the “2021 LTIP PSU”), each with a one-year performance period. If the highest performance threshold was met, the Annual PSU granted in 2021 represented the right to receive up to 150% of the target number of shares of common stock. The performance component of the Annual PSU granted in 2021 was based on attaining specified levels of revenue growth and certain non-financial metrics, as defined in the PSU grant documents, for the 2021 calendar year. The Annual PSU granted in 2021 earned approximately 110% of the target number of shares. If the highest performance threshold was met, the 2021 LTIP PSU grant in 2021 represented a right to receive up to 200% of the target number of shares of common stock. The 2021 LTIP PSU grant earned approximately 118% of target number of shares.

A summary of stock grant activity for the years ended December 31, 2023, 2022, and 2021 for RSAs, RSUs, and PSUs, based on the target number of shares, was as follows:

RSAs	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	258,000	$25.08
Granted	140,000	25.68
Vested	(130,000)	22.40
Forfeited	(33,000)	27.39
Unvested at December 31, 2021	235,000	26.59
Granted	64,000	17.91
Vested	(89,000)	28.60
Unvested at December 31, 2022	210,000	23.09
Granted	78,000	15.45
Vested	(128,000)	22.02
Forfeited	(4,000)	24.90
Unvested at December 31, 2023	156,000	20.11

RSUs	Shares	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Unvested at December 31, 2020	212,000	1.02	$5,015,000
Granted	144,000
Vested	(93,000)
Forfeited	(39,000)
Unvested at December 31, 2021	224,000	0.94	4,558,000
Granted	643,000
Vested	(100,000)
Forfeited	(33,000)
Unvested at December 31, 2022	734,000	2.02	8,895,000
Granted	327,000
Vested	(125,000)
Forfeited	(57,000)
Unvested at December 31, 2023	879,000	1.41	15,711,000

Vested and expected to vest	879,000	1.41	$15,711,000

PSUs	Shares	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Unvested at December 31, 2020	331,000	1.64	$7,805,000
Granted	215,000
Vested	(60,000)
Forfeited	(114,000)
Unvested at December 31, 2021	372,000	0.90	7,579,000
Granted	182,000
Vested	(117,000)
Forfeited	(97,000)
Unvested at December 31, 2022	340,000	0.67	4,121,000
Granted	308,000
Vested	(213,000)
Forfeited	(169,000)
Unvested at December 31, 2023	266,000	0.54	4,749,000

Vested and expected to vest	266,000	0.54	$4,749,000
During the years ended December 31, 2023, 2022, and 2021 the total fair value of $6.4 million, $5.8 million, and $7.3 million, respectively, in combined RSAs, RSUs, and PSUs vested.
Stock Options
The Compensation Committee of our Board of Directors authorized grants of stock options from approved stock incentive plans to certain Company officers and employees totaling 110,000, 1,031,000, and 226,000 shares in 2023, 2022, and 2021, respectively, with exercise prices equal to the stock prices on the respective grant dates.

A summary of our stock option activity for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,241,000	$18.16	3.38	$8,215,000
Granted	226,000	24.90
Exercised	(179,000)	12.02
Forfeited	(42,000)	26.00
Outstanding at December 31, 2021	1,246,000	20.00	3.20	4,039,000
Granted	1,031,000	13.29
Exercised	(151,000)	11.85
Forfeited	(3,000)	21.55
Outstanding at December 31, 2022	2,123,000	17.31	4.56	1,150,000
Granted	110,000	17.54
Exercised	(226,000)	11.05
Forfeited	(93,000)	12.59
Expired	(36,000)	25.55
Outstanding at December 31, 2023	1,878,000	18.16	4.12	4,678,000

Vested and expected to vest	1,878,000	$18.16	4.12	$4,678,000
Exercisable at December 31, 2023	1,080,000	$20.59	3.03	$1,714,000
Other information concerning stock options for the years ended December 31 was as follows:

	2023	2022	2021
Weighted-average fair value of options granted	$7.87	$5.31	$8.82
Intrinsic value of options exercised	695,000	1,120,000	2,716,000
Employees purchased common stock totaling 141,000, 95,000, and 87,000 shares in 2023, 2022, and 2021, respectively, through our ESPP.
Stock Compensation Expense
The following weighted-average assumptions were used to determine the fair value of options:

	2023		2022		2021
	Stock Options	ESPP Options	Stock Options	ESPP Options	Stock Options	ESPP Options
Expected life of options	5.00 Years	0.50 Years	5.00 Years	0.50 Years	5.00 Years	0.50 Years
Expected stock price volatility	0.45	0.57	0.40	0.40	0.40	0.45
Risk-free interest rate	4.11%	5.03%	3.58%	1.34%	0.57%	0.07%
The following table summarizes stock compensation expense (in thousands):

	2023	2022	2021
RSA, RSU, and PSU expense	$11,875	$10,351	$9,023
Stock option and ESPP option expense	3,271	2,591	2,254
Total stock compensation expense	$15,146	$12,942	$11,277

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to our ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $724,000, $598,000, and $566,000 in the years ended December 31, 2023, 2022, and 2021, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.
As of December 31, 2023 we had total unrecognized compensation expense of $9.1 million related to RSAs, RSUs, and PSUs and $3.1 million related to unvested stock options. As of December 31, 2023 this expense is expected to be recognized over a weighted-average period of 1.66 years for RSUs, 1.55 years for stock options, 0.51 years for PSUs, and 0.30 years for RSAs.
15. Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

Basic loss per common share	2023	2022	2021
Net loss	$(30,690)	$(19,192)	$(14,834)
Net loss allocated to participating securities	123	98	94
Net loss allocated to common shareholders	$(30,567)	$(19,094)	$(14,740)

Basic weighted-average common shares outstanding	40,743	40,032	38,983
Basic loss per common share	$(0.75)	$(0.48)	$(0.38)

Diluted loss per common share	2023	2022	2021
Net loss	$(30,690)	$(19,192)	$(14,834)
Net loss allocated to participating securities	123	98	94
Net loss allocated to common shareholders	$(30,567)	$(19,094)	$(14,740)

Diluted weighted-average common shares outstanding	40,743	40,032	38,983
Diluted loss per common share	$(0.75)	$(0.48)	$(0.38)

We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the years ended December 31, 2023, 2022, and 2021 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive to the net loss.
16. Segment and Geographic Information
We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of aortic stent grafts, On-X, surgical sealants, and other product revenues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, the NEXUS Products, and E-vita Thoracic 3G. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue Surgical Adhesive products. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.
The primary measure of segment performance, as viewed by our management, is segment gross margin or net external revenues less cost of products and preservation services. We do not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and preservation services, and gross margins for our reportable segments (in thousands):

	2023	2022	2021
Revenues:
Medical devices	$261,185	$230,353	$221,597
Preservation services	92,819	83,436	77,239
Total revenues	354,004	313,789	298,836

Cost of products and preservation services:
Medical devices	84,595	72,166	65,196
Preservation services	40,233	39,100	36,126
Total cost of products and preservation services	124,828	111,266	101,322

Gross margin:
Medical devices	176,590	158,187	156,401
Preservation services	52,586	44,336	41,113
Total gross margin	$229,176	$202,523	$197,514
Net revenues by product for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	2023	2022	2021
Products:
Aortic stent grafts	$107,469	$92,752	$85,387
On-X	74,528	63,904	57,363
Surgical sealants	68,016	65,379	70,714
Other	11,172	8,318	8,133
Total products	261,185	230,353	221,597

Preservation services:	92,819	83,436	77,239
Total revenues	$354,004	$313,789	$298,836
Net revenues by geographic location attributed to countries based on the location of the customer for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	2023	2022	2021
US	$179,485	$161,113	$151,151
International	174,519	152,676	147,685
Total revenues	$354,004	$313,789	$298,836
Revenues attributed to customers in Germany accounted for 8% of total revenues for the year ended December 31, 2023, 9% for the year ended December 31, 2022, and 10% for the year ended December 31, 2021.
At December 31, 2023 and 2022 $17.5 million and $18.0 million of our long-lived assets were held in the US, respectively, where the corporate headquarters and a portion of our manufacturing facilities are located. Our long-lived international assets were $20.9 million and $20.7 million as of December 31, 2023 and 2022, respectively, of which 97% were located in Hechingen, Germany. At December 31, 2023 and 2022 $247.3 million and $243.6 million, respectively, of our goodwill was allocated entirely to our Medical Devices segment.

17. Subsequent Events
Debt Refinancing
On January 18, 2024 we entered into a credit and guaranty agreement with Ares Management Credit funds for $350.0 million of senior secured, interest-only, credit facilities, consisting of a $190.0 million term loan facility (the “Initial Term Loan Facility”), a $100.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Initial Term Loan Facility, the “Term Loan Facilities”) and a $60.0 million “senior-priority” revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Credit Facilities”) which has a priority claim ahead of the other secured facilities. The final scheduled maturity date of the Credit Facilities is January 18, 2030. There are no scheduled repayments of principal required to be made prior to the final maturity date. The Credit Facilities are secured by a security interest in substantially all existing and after-acquired real and personal property (subject to certain exceptions and exclusions) of us and the Guarantors.
Upon closing, we borrowed $190.0 million under the Initial Term Loan Facility and $30.0 million under the Revolving Credit Facility. The proceeds of the initial borrowings were used along with cash on hand to pay off our existing debt related to our Credit Agreement and related fees and expenses. The $30.0 million of undrawn availability under the Revolving Credit Facility may be drawn for working capital, capital expenditures, and other general corporate purposes. The proceeds of borrowings under the Delayed Draw Term Loan Facility may be used solely to repurchase or repay our outstanding 4.25% Convertible Senior Notes due July 1, 2025 and to pay related fees and expenses. Subject to the satisfaction of a specified maximum total net leverage ratio and other customary conditions, we may borrow under the Delayed Draw Term Loan Facility at any time and from time to time on or prior to the maturity date of the convertible bonds on July 1, 2025. Loans borrowed under the Delayed Draw Term Loan Facility have the same terms as the loans under the Initial Term Loan Facility.
The Credit Facilities contain certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. The covenants include a financial maintenance that requires the company’s total net leverage ratio, as defined in the agreement, to be not greater than 6.25x for the test periods from the second quarter of fiscal year 2024 through the fourth quarter of fiscal year 2024 and not greater than 5.75x from the first quarter of fiscal year 2025 and thereafter.
The Revolving Credit Facilities bear interest, at our option, at a floating annual rate equal to either the base rate, plus a margin of 3.0%, or Adjusted Term SOFR Rate, plus a margin of 4.0%. The Term Loan Facilities initially bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 5.5%, or Adjusted Term SOFR Rate plus a margin of 6.5%. If, after the second quarter of fiscal year 2025 the company reports Total Net Leverage, as defined in the credit facilities, of less than 3.75x the interest margins applicable to the Term Loan Facilities will be reduced by 25 basis points, to 5.25% and 6.25%, for base rate and Adjusted Term SOFR loans, respectively.
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

Our management, including our President and CEO and our CFO and Executive Vice President, Finance do not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. Our Disclosure Controls have been designed to provide reasonable assurance of achieving their objectives.
Management’s Annual Report on Internal Controls over Financial Reporting
Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of December 31, 2023, the CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to “Management’s Report on Internal Control over Financial Reporting” on page 56 of this report.
The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to “Report of Independent Registered Public Accounting Firm” on page 57 of this report.
During the quarter ended December 31, 2023 there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On December 14, 2023 Andrew Green, our Vice President, Regulatory Affairs, adopted a Rule 10b5-1 trading arrangement, pursuant to which he may sell up to 5,456 shares of the Company's common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The duration of the trading arrangement is from March 14, 2024 to June 14, 2024.

No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities during the quarter ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The response to Item 10 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2023, with the exception of information concerning executive officers listed below.
The following table lists the executive officers of Artivion as of December 31, 2023 and their ages, positions with Artivion, and the dates from which they have continually served as executive officers with Artivion. Each of the executive officers of Artivion was elected by the Board of Directors to serve until the Board of Directors’ meeting immediately following the next annual meeting of shareholders or until his or her earlier removal by the Board of Directors or his or her resignation.

Name	Service as Executive	Age	Position
J. Patrick Mackin	Since 2014	57	Chairman, President, and Chief Executive Officer
Lance A. Berry, CPA	Since 2023	51	Chief Financial Officer, Executive Vice President, Finance
John E. Davis	Since 2015	59	Senior Vice President, Global Sales and Marketing
Matthew A. Getz	Since 2019	55	Vice President, Human Resources
Andrew M. Green	Since 2021	55	Vice President, Regulatory Affairs
Jean F. Holloway, Esq.	Since 2015	66	Senior Vice President, General Counsel, Chief Compliance Officer, and Corporate Secretary
Amy D. Horton, CPA	Since 2006	53	Vice President, Chief Accounting Officer
Rochelle L. Maney	Since 2021	47	Vice President, Global Quality
Marshall S. Stanton, M.D.	Since 2021	67	Senior Vice President, Clinical Research and Chief Medical Officer
Robert C. Thomson	Since 2023	54	Vice President, Research and Development
Florian Tyrs	Since 2023	42	Vice President, Global Operations
J. Patrick Mackin assumed the position of President and Chief Executive Officer in September 2014, was appointed to the Board of Directors in October 2014 and was appointed Chairman in May 2015. Mr. Mackin has more than 30 years of experience in the medical device industry. Prior to joining Artivion, Mr. Mackin served as President of Cardiac Rhythm Disease Management, the then largest operating division of Medtronic, Inc. At Medtronic, he previously held the positions of Vice President, Vascular, Western Europe and Vice President and General Manager, Endovascular Business Unit. Prior to joining Medtronic in 2002, Mr. Mackin worked for six years at Genzyme, Inc. serving as Senior Vice President and General Manager for the Cardiovascular Surgery Business Unit and as Director of Sales, Surgical Products division. Before joining Genzyme, Mr. Mackin spent four years at Deknatel/Snowden-Pencer, Inc. in various roles and three years as a First Lieutenant in the US Army. Mr. Mackin received an MBA from Northwestern University’s Kellogg Graduate School of Management and is a graduate of the US Military Academy at West Point.
Lance A. Berry, CPA commenced service as Chief Financial Officer and Executive Vice President, Finance of Artivion on December 4, 2023. Prior to that, Mr. Berry served as the Executive Vice President, Chief Financial and Operations Officer of Wright Medical Group N.V., from January 2019 until November 2020, when Wright was acquired by Stryker NV. Before becoming Executive Vice President, Chief Financial and Operations Officer, Mr. Berry served in the following roles at Wright Medical: Senior Vice President, Chief Financial Officer (2009-2018) and Vice President, Corporate Controller (2002-2009). Mr. Berry was employed as a Certified Public Accountant with Arthur Anderson from 1995 to 2002. Mr. Berry currently serves on the Boards of two public companies, Treace Medical Concepts (NASDAQ: TCMI) and Vapotherm (NYSE: VAPO). Mr. Berry received both his Masters and Bachelor’s in Accounting from the University of Mississippi.

John E. Davis was appointed to the position of Senior Vice President, Global Sales and Marketing in September 2015. He has over 25 years of experience in Sales and Marketing and Executive Leadership. Prior to joining Artivion, he served as Executive Vice President, Global Sales and Marketing at CorMatrix, a privately held medical device company creating innovative biomaterial devices to repair damaged heart tissue from March 2012 to September 2015. Prior to CorMatrix, he served four years as a Vice President of Sales in the Cardiac Rhythm Management business at St. Jude Medical, now part of Abbott Laboratories. Before St. Jude Medical, he served 14 years with Medtronic in the Cardiac Rhythm Disease Management division including 7 years as Vice President Southeast. In his early career he held sales and leadership roles with Roche Diagnostics and Ciba-Geigy Corporation. Mr. Davis received a Bachelor’s degree from Western Carolina University.
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
Andrew M. Green was appointed to the position of Vice President, Regulatory affairs in March 2021. Mr. Green has more than 30 years of regulatory, clinical, quality, and business experience in the medical device and biologics industry. More specifically, he spent 3 years at the FDA as a scientific reviewer in the cardiovascular devices branch, almost 10 years at Novoste Corporation as the Vice President of Regulatory, Clinical, and Quality, and five years providing regulatory, clinical, and quality consulting services to medical device companies. Mr. Green also has broad business experience, having served as the President and COO of CorMatrix Cardiovascular for several years before ultimately serving as its CEO. After the acquisition of the CorMatrix assets by Aziyo Biologics, Mr. Green continued with Aziyo in several roles, including as the Executive Vice President of Regulatory and Medical Affairs. He started his career serving as a combat medic in the US Army and Army Reserves. Mr. Green has a Bachelor in Biological Sciences and a Master's in Bioengineering, both from Clemson University.
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
Amy D. Horton, CPA was appointed to the position of Vice President and Chief Accounting Officer in January 2016 and had previously served as Chief Accounting Officer of Artivion since 2006. Ms. Horton has been with the Company since January 1998, serving as Controller from April 2000 to August 2006, and as Assistant Controller prior to that. From 1993 to 1998, Ms. Horton was employed as a Certified Public Accountant with Ernst & Young, LLP. She received her Bachelor's and Master’s degrees in Accounting from Brigham Young University in Provo, Utah.
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
Marshall S. Stanton, MD was appointed to the position of Senior Vice President, Clinical Research and Chief Medical Officer in March of 2021. Dr. Stanton has over 20 years of experience in the medical device industry and over 30 years of advancing healthcare. Before joining Artivion, he held various senior management positions at Medtronic including Senior Vice President and President of the Pain Therapies Business Unit, General Manager of the Implantable Defibrillator Business, and leader of the Clinical Research department of the Cardiac and Vascular Group. While there, he served on the leadership team of the Medtronic Women’s Network. Prior to Medtronic, he practiced cardiology for a decade at the Mayo Clinic. Dr. Stanton received his MD degree from the Medical College of Virginia and Bachelor of Arts from the University of Pennsylvania.

Robert C. Thomson, Ph.D. was appointed to the position of Vice President, Research and Development in June of 2023. Dr. Thomson brings more than 27 years of diverse R&D, technology, marketing, and business experience in the medical device industry. During his career at W.L. Gore, he successfully developed and globally commercialized several cardiovascular devices, including combination products. Dr. Thomson served as a senior director leading Peripheral vascular device R&D teams and businesses for several years before transitioning into the development of Aortic therapies. During this period, he held a senior management position leading teams focused on the development of an endovascular product portfolio. Prior to joining Artivion, he most recently led cardiac and vascular R&D and service development teams while also serving on an executive medical device review board. Dr. Thomson has held 2 US patents and has authored 15 peer-reviewed scientific publications. He received his Ph.D. in Biomedical Engineering from Rice University, where he currently serves as a Bioengineering Advisory Board Member and holds a Bachelor of Science in Chemical Engineering from the University of Edinburgh in Scotland.
Florian Tyrs was appointed to the position of Vice President, Global Operations in June 2023. Mr. Tyrs has more than 17 years of experience in the medical device industry. Mr. Tyrs has been with Artivion since March 2006. He has served as General Manager of the Hechingen Site since July 2020. Mr. Tyrs has also served as a Vice President Hechingen Operations from January 2023 to June 2023; as Director Operations from January 2018 to December 2022; as Director Production from May 2011 to December 2017; as Director Facility Management and Manufacturing Engineering from November 2011 to December 2017, as Deputy Director Production from April 2010 to April 2011, as Lean Production Manager from April 2009 to April 2011. From March 2006 to March 2009, Mr. Tyrs was employed as an R&D Engineer for the Endovascular Stentgraft Portfolio of Artivion. Mr. Tyrs holds a Diploma in Pharmaceutical Engineering of the State University of Applied Science in Albstadt-Sigmaringen, Germany.
Item 11. Executive Compensation.
The response to Item 11 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.
The response to Item 12 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The response to Item 13 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2023.
Item 14. Principal Accounting Fees and Services.
The response to Item 14 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statements.
The following are consolidated financial statements of Artivion, Inc. and subsidiaries are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:
1.    Financial Statements.
Consolidated Financial Statements begin on page 60.
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

ARTIVION, INC.

	By	/s/ J. PATRICK MACKIN
February 23, 2024		J. Patrick Mackin President, Chief Executive Officer, and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. PATRICK MACKIN	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2024
J. Patrick Mackin

/s/ LANCE A. BERRY	Chief Financial Officer, Executive Vice President, Finance (Principal Financial Officer)	February 23, 2024
Lance A. Berry

/s/ AMY D. HORTON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024
Amy D. Horton

/s/ THOMAS F. ACKERMAN	Director	February 23, 2024
Thomas F. Ackerman

/s/ DANIEL J BEVEVINO	Director	February 23, 2024
Daniel J Bevevino

/s/ MARNA P. BORGSTROM	Director	February 23, 2024
Marna P. Borgstrom

/s/ JAMES W. BULLOCK	Director	February 23, 2024
James W. Bullock

/s/ JEFFREY H. BURBANK	Director	February 23, 2024
Jeffrey H. Burbank

/s/ ELIZABETH A. HOFF	Director	February 23, 2024
Elizabeth A. Hoff

/s/ JON W. SALVESON	Director	February 23, 2024
Jon W. Salveson

/s/ ANTHONY B. SEMEDO	Director	February 23, 2024
Anthony B. Semedo

Exhibit Number	Description
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

3.3	Amended and Restated Bylaws of Artivion, Inc., a Delaware Corporation (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 20, 2022.)
3.4	Amended and Restated Bylaws of Artivion, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 8, 2023.)
4.1	Form of Certificate for our Common Stock. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)
4.2
Description of Artivion, Inc.’s Securities under Section 12 of the Exchange Act. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed February 23, 2023.)

4.3
Indenture, dated June 23, 2020, by and between Artivion, Inc. and US Bank National Association, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2020.)

4.4
Form of Note filed as Exhibit A to Indenture, dated June 23, 2020, by and between Artivion, Inc. and US Bank National Association, as trustee. (Incorporated herein by reference to Exhibit A of Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2020.)

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

Exhibit Number	Description
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
10.3(a)†
Form of 2022 Grant of Non-Employee Director Restricted Stock Award Agreement pursuant to the Artivion, Inc. 2020 Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.3(a) to the Registrant’s Annual Report on Form 10-K filed February 23, 2023.)

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

10.3(f)*	Form of 2023 Long Term Incentive Program Performance Share Award Agreement pursuant to the 2020 Artivion, Inc. Equity and Cash Incentive Plan, adopted February 2023.
10.3(g)*	Form of 2023 Performance Share Award Agreement pursuant to the 2020 Artivion, Inc. Equity and Cash Incentive Plan, adopted February 2023.
10.3(h)*	Form of 2023 Restricted Stock Unit Award Agreement pursuant to the 2020 Artivion, Inc. Equity and Cash Incentive Plan, adopted February 2023.
10.3(i)*	Form of 2023 Performance Share Award Agreement pursuant to the 2020 Artivion, Inc. Equity and Cash Incentive Plan, adopted August 2023.
10.3(j)*	Form of 2023 Restricted Stock Unit Award Agreement pursuant to the 2020 Artivion, Inc. Equity and Cash Incentive Plan, adopted August 2023.
10.4	Artivion, Inc. Amended and Restated Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 20, 2022.)
10.5†	Artivion, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)
10.6†*	Summary of 2023 Compensation Arrangements with Non-Employee Directors.
10.7†
Employment Agreement between Artivion, Inc. and J. Patrick Mackin, dated July 7, 2014. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2014.)

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

Exhibit Number	Description
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

10.13(b)+
Second Amendment to Clinical Research Agreement, dated January 20, 2022, by and between Artivion, Inc. and Duke University (Incorporated herein by reference to Exhibit 10.13(b) to the Registrant’s Annual Report on Form 10-K filed February 23, 2023.)

10.13(c)+
Third Amendment to Clinical Research Agreement, dated November 18, 2022, by and between Artivion, Inc. and Duke University (Incorporated herein by reference to Exhibit 10.13(c) to the Registrant’s Annual Report on Form 10-K filed February 23, 2023.)

10.14
Credit and Guaranty Agreement, dated December 1, 2017, by and among Artivion, Inc., CryoLife International, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., AuraZyme Pharmaceuticals, Inc., the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 1, 2017.)

10.14(a)
First Amendment to Credit and Guaranty Agreement by and among Artivion, Inc., CryoLife International, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., AuraZyme Pharmaceuticals, Inc., the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, dated October 26, 2018. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed October 31, 2018.)

10.14(b)
Second Amendment to Credit and Guaranty Agreement by and among Artivion, Inc., CryoLife International, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., AuraZyme Pharmaceuticals, Inc., the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, dated April 29, 2020. (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q filed July 31, 2020.)

10.14(c)
Third Amendment to Credit and Guaranty Agreement between Artivion, Inc. and Deutsche Bank AG New York Branch as administrative agent and collateral agent, dated June 2, 2021. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed July 30, 2021.)

10.14(d)
Fourth Amendment to Credit and Guaranty Agreement between Artivion, Inc. (f/k/a CryoLife, Inc.), the Guarantor Subsidiaries defined therein, the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as Administrative Agent. (Incorporated herein by reference to Exhibit 10.14(d) to the Registrant’s Annual Report on Form 10-K filed February 23, 2023.)

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

10.16(d)+
Fourth Amendment to Lease Agreement between Artivion, Inc. and 1300 E. Anderson Lane, Ltd., dated March 8, 2019. (Incorporated herein by reference to Exhibit 10.3(d) to the Registrant's Quarterly Report on Form 10-Q filed November 3, 2023.)

10.16(e)+
Fifth Amendment to Lease Agreement between Artivion, Inc. and 1300 E. Anderson Lane, Ltd., dated September 1, 2023. (Incorporated herein by reference to Exhibit 10.3(e) to the Registrant's Quarterly Report on Form 10-Q filed November 3, 2023.)

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

10.21(a)+
First Amendment to Exclusive Distribution Agreement, by and between JOTEC GmbH, as distributor, and Endospan Ltd., as manufacturer, dated August 31, 2020. (Incorporated herein by reference to Exhibit 10.21(a) to the Annual Report on Form 10-K filed February 23, 2021.)

Exhibit Number	Description
10.21(b)+
Second Amendment to Exclusive Distribution Agreement, by and between JOTEC GmbH, as distributor, and Endospan Ltd., as manufacturer, dated December 30, 2022. (Incorporated herein by reference to Exhibit 10.21(b) to the Registrant's Annual Report on Form 10-K filed February 23, 2023.)

10.21(c)+*	Third Amendment to Exclusive Distribution Agreement, by and between JOTEC GmbH, as distributor, and Endospan Ltd., as manufacturer, dated October 1, 2023.
10.22
Purchase Agreement, dated June 18, 2020, by and between Artivion, Inc. and Morgan Stanley & Co. LLC, as the initial purchaser. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2020.)

10.23†+*	Retirement Eligibility Letter Agreement, dated December 4, 2023, by and between Artivion, Inc. and D. Ashley Lee.
10.24†+*	Consulting Agreement, dated January 1, 2024, by and between Artivion, Inc. and D. Ashley Lee.
10.25†+*	Offer Letter, dated December 4, 2023, by and between Artivion, Inc. and Lance A. Berry.
10.26†*	Change of Control Severance Agreement, dated November 10, 2023, by and between Artivion, Inc. and Lance A. Berry.
10.27†+*	Performance and Retention Bonus Letter Agreement, dated December 6, 2023, by and between Artivion, Inc. and Amy D. Horton.
10.28
Credit and Guaranty Agreement, dated January 18, 2024, by and among Artivion, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc. and Ascyrus Medical, LLC, as subsidiary guarantors, the lenders from time to time party thereto and Ares Capital Corporation, as administrative agent and collateral agent. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2024.)

21.1*	Subsidiaries of Artivion, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Lance A. Berry pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
97.1*	Artivion, Inc., Updated Clawback Policy, as amended August 2023.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101

__________________________

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.
∞	Indicates that the 2018 form was used in 2019, and 2020, except otherwise indicated.
+	The Registrant has redacted exhibit provisions or terms that are both not material and would likely cause competitive harm to the Registrant if publicly disclosed.
++	The Registrant has been granted confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.