Form 10-Q
period 2024-03-31
ARTIVION, INC.
filed 2024-05-07
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2024
Common Stock, $0.01 par value	41,734,442

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Products	$71,114	$62,291
Preservation services	26,317	20,938
Total revenues	97,431	83,229

Cost of products and preservation services:
Products	23,750	19,533
Preservation services	10,735	9,969
Total cost of products and preservation services	34,485	29,502

Gross margin	62,946	53,727

Operating expenses:
General, administrative, and marketing	30,689	50,365
Research and development	6,946	7,223
Total operating expenses	37,635	57,588

Operating income (loss)	25,311	(3,861)

Interest expense	7,826	6,096
Interest income	(374)	(75)
Loss on extinguishment of debt	3,669	—
Other expense (income), net	1,409	(963)

Income (loss) before income taxes	12,781	(8,919)
Income tax expense	5,248	4,613

Net income (loss)	$7,533	$(13,532)

Income (loss) per share:
Basic	$0.18	$(0.33)
Diluted	$0.18	$(0.33)

Weighted-average common shares outstanding:
Basic	41,290	40,432
Diluted	47,886	40,432

Net income (loss)	$7,533	$(13,532)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,137)	4,621
Unrealized gain (loss) from foreign currency intra-entity loans, net of tax	1,609	(1,005)
Comprehensive income (loss)	$6,005	$(9,916)
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,118	$58,940
Trade receivables, net	74,301	71,796
Other receivables	2,272	2,342
Inventories, net	81,716	81,976
Deferred preservation costs, net	50,151	49,804
Prepaid expenses and other	17,227	15,810
Total current assets	276,785	280,668

Goodwill	245,030	247,337
Acquired technology, net	138,474	142,593
Operating lease right-of-use assets, net	42,492	43,822
Property and equipment, net	37,788	38,358
Other intangibles, net	29,506	29,638
Deferred income taxes	668	1,087
Other long-term assets	13,264	8,894
Total assets	$784,007	$792,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,378	$13,318
Accrued compensation	10,843	18,715
Accrued expenses	15,926	12,732
Taxes payable	2,090	3,840
Current maturities of operating leases	3,214	3,395
Accrued procurement fees	1,418	1,439
Current portion of long-term debt	270	1,451
Other current liabilities	1,691	2,972
Total current liabilities	45,830	57,862

Long-term debt	313,004	305,531
Contingent consideration	46,420	63,890
Non-current maturities of operating leases	42,861	43,977
Deferred income taxes	22,343	21,851
Deferred compensation liability	7,445	6,760
Non-current finance lease obligation	3,268	3,405
Other long-term liabilities	7,851	7,341
Total liabilities	$489,022	$510,617

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock (75,000 shares authorized, 43,224 and 42,569 shares issued in 2024 and 2023, respectively)	432	426
Additional paid-in capital	363,113	355,919
Retained deficit	(40,374)	(47,907)
Accumulated other comprehensive loss	(13,538)	(12,010)
Treasury stock, at cost, 1,487 shares as of March 31, 2024 and December 31, 2023	(14,648)	(14,648)
Total shareholders’ equity	294,985	281,780

Total liabilities and shareholders’ equity	$784,007	$792,397
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net cash flows from operating activities:
Net income (loss)	$7,533	$(13,532)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,909	5,734
Deferred income taxes	4,299	(2,167)
Loss on extinguishment of debt	3,669	—
Non-cash compensation	3,478	3,341
Non-cash lease expense	1,920	1,802
Write-down of inventories and deferred preservation costs	723	1,123
Change in fair value of contingent consideration	(17,470)	4,800
Other	644	754
Changes in operating assets and liabilities:
Inventories and deferred preservation costs	(1,380)	(3,222)
Prepaid expenses and other assets	(2,268)	(2,014)
Receivables	(3,334)	3,540
Accounts payable, accrued expenses, and other liabilities	(9,216)	(6,313)
Net cash flows used in operating activities	(5,493)	(6,154)

Net cash flows from investing activities:
Capital expenditures	(3,611)	(2,843)
Net cash flows used in investing activities	(3,611)	(2,843)

Net cash flows from financing activities:
Proceeds from issuance of debt	190,000	—
Proceeds from revolving credit facility	30,000	—
Proceeds from exercise of stock options and issuance of common stock	3,528	2,581
Principal payments on short-term notes payable	(1,027)	—
Payment of debt issuance costs	(9,998)	—
Repayment of debt	(211,627)	(690)
Other	(139)	(720)
Net cash flows provided by financing activities	737	1,171

Effect of exchange rate changes on cash and cash equivalents	545	(752)
Decrease in cash and cash equivalents	(7,822)	(8,578)

Cash and cash equivalents beginning of period	58,940	39,351
Cash and cash equivalents end of period	$51,118	$30,773
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	42,569	$426	$355,919	$(47,907)	$(12,010)	(1,487)	$(14,648)	$281,780
Net income	—	—	—	7,533	—	—	—	7,533
Other comprehensive loss, net of tax	—	—	—	—	(1,528)	—	—	(1,528)
Equity compensation	436	4	3,668	—	—	—	—	3,672
Exercise of options	168	2	2,787	—	—	—	—	2,789
Employee stock purchase plan	51	—	739	—	—	—	—	739
Balance at March 31, 2024	43,224	$432	$363,113	$(40,374)	$(13,538)	(1,487)	$(14,648)	$294,985

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	41,830	$418	$337,385	$(17,217)	$(21,609)	(1,487)	$(14,648)	$284,329
Net loss	—	—	—	(13,532)	—	—	—	(13,532)
Other comprehensive income, net of tax	—	—	—	—	3,616	—	—	3,616
Equity compensation	326	3	3,510	—	—	—	—	3,513
Exercise of options	196	2	2,004	—	—	—	—	2,006
Employee stock purchase plan	56	1	574	—	—	—	—	575
Redemption and repurchase of stock to cover tax withholdings	(42)	—	(590)	—	—	—	—	(590)
Balance at March 31, 2023	42,366	$424	$342,883	$(30,749)	$(17,993)	(1,487)	$(14,648)	$279,917

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Consolidated Balance Sheet as of December 31, 2023 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three months ended, March 31, 2024 and 2023 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by US GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Certain prior-year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2023. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with US GAAP, which require us to make estimates and assumptions. We did not experience any significant changes during the three months ended March 31, 2024 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2023.
New Accounting Standards
Not Yet Effective
In December 2023 the FASB issued ASU 2023-09, Income Taxes Topic 740 - Improvements to Income Tax Disclosures. This amendment is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. This revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2024. We are currently evaluating the impacts of the new standard.
In November 2023 the FASB issued ASU 2023-07, Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This amendment requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impacts of the new standard.

2.    Financial Instruments
The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

March 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$23,958	$—	$—	$23,958
Certificates of deposit	3,884	—	—	3,884
Total assets	$27,842	$—	$—	$27,842

Long-term liabilities:
Contingent consideration	—	—	(46,420)	(46,420)
Total liabilities	$—	$—	$(46,420)	$(46,420)

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,802	$—	$—	$22,802
Certificates of deposit	3,968	—	—	3,968
Total assets	$26,770	$—	$—	$26,770

Long-term liabilities:
Contingent consideration	—	—	(63,890)	(63,890)
Total liabilities	$—	$—	$(63,890)	$(63,890)
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds and certificates of deposit. The estimated market value of all cash equivalents is equal to cost basis as there were no gross realized gains or losses on cash equivalents for the three months ended March 31, 2024 and 2023.
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
The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 17% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of March 31, 2024. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We performed an assessment of the fair value of the contingent consideration and recorded a fair value reduction of $17.5 million for the three months ended March 31, 2024, as compared to a fair value increase of $4.8 million for the three months ended March 31, 2023, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), as a result of this assessment. The reduction in the fair value for the three months ended March 31, 2024 was primarily due to an increase in the credit risk spread resulting from the change in the inputs related to the newly issued Credit Facilities further discussed in Note 7.

The fair value of the contingent consideration component of the Ascyrus acquisition was updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the table below (in thousands):

Contingent Consideration
Balance as of December 31, 2023	$(63,890)
Change in valuation	17,470
Balance as of March 31, 2024	$(46,420)
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Although we believe that the recorded fair values of our financial instruments are appropriate, these fair values may not be reflective of future fair values.
The contingent consideration liability of $46.4 million and $63.9 million was included in Long-term liabilities as of March 31, 2024 and December 31, 2023, respectively, on the Condensed Consolidated Balance Sheets.
3.    Inventories, net and Deferred Preservation Costs
Inventories, net at March 31, 2024 and December 31, 2023 were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials and supplies	$36,567	$36,907
Work-in-process	12,940	12,687
Finished goods	32,209	32,382
Total inventories, net	$81,716	$81,976
To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves and aortic stent grafts at international hospital locations. We retain title and control over this consignment inventory until we receive a notification of implantation, at which time we invoice the hospital and recognize revenue. As of March 31, 2024 we had $10.4 million in consignment inventory, with approximately 43% in domestic locations and 57% in international locations. As of December 31, 2023 we had $10.7 million in consignment inventory, with approximately 44% in domestic locations and 56% in international locations.
Total deferred preservation costs were $50.2 million and $49.8 million as of March 31, 2024 and December 31, 2023, respectively.
Inventory and deferred preservation costs obsolescence reserves were $3.0 million as of March 31, 2024 and December 31, 2023.
4.    Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
As of March 31, 2024 and December 31, 2023 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	March 31, 2024	December 31, 2023
Goodwill	$245,030	$247,337
In-process R&D	2,108	2,154
Procurement contracts and agreements	2,013	2,013

We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We did not record any impairment of indefinite lived intangible assets during the three months ended March 31, 2024. In-process research and development, procurement contracts and agreements are included in Other intangibles, net on the Condensed Consolidated Balance Sheets as of March 31, 2024 and the Consolidated Balance Sheets as of December 31, 2023.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.
We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of March 31, 2024 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.
As of March 31, 2024 and December 31, 2023 the carrying value of goodwill, all of which is related to our Medical Devices segment, was as follows (in thousands):

Medical Devices Segment
Balance as of December 31, 2023	$247,337
Foreign currency translation	(2,307)
Balance as of March 31, 2024	$245,030
Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. As of March 31, 2024 and December 31, 2023 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands, except weighted average useful life):

March 31, 2024	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$199,733	$61,259	$138,474	18.2
Other intangibles:
Customer lists and relationships	28,686	10,650	18,036	21.6
Distribution and manufacturing rights and know-how	9,400	8,078	1,322	5.0
Patents	4,368	3,235	1,133	17.0
Other	9,287	4,393	4,894	5.0
Total other intangibles	$51,741	$26,356	$25,385	9.7

December 31, 2023	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$201,897	$59,304	$142,593	18.2
Other intangibles:
Customer lists and relationships	28,729	10,334	18,395	21.6
Distribution and manufacturing rights and know-how	9,608	7,807	1,801	5.0
Patents	4,365	3,225	1,140	17.0
Other	7,815	3,680	4,135	5.0
Total other intangibles	$50,517	$25,046	$25,471	10.0
Amortization Expense
The following is a summary of amortization expense as recorded in General, administrative, and marketing expenses on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization expense	$3,867	$3,882
As of March 31, 2024 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2024	2025	2026	2027	2028	2029	Total
Amortization expense	$11,375	$13,218	$12,919	$12,814	$12,600	$12,357	$75,283
5.    Income Taxes
Income Tax Expense
Our effective income tax rate was a tax expense of 41% and 52% for the three months ended March 31, 2024 and 2023, respectively. Our income tax rate for the three months ended March 31, 2024 and 2023 was primarily impacted by changes in our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax shortfalls on stock compensation.
Deferred Income Taxes
We generate deferred tax assets primarily as a result of finance and operating leases, net operating losses, excess interest carryforward, change in contingent consideration, accrued compensation, and stock compensation. Our deferred tax liabilities are primarily comprised of intangible assets acquired in previous years, finance and operating leases, and unrealized gains and losses.
We maintained a net deferred tax liability of $21.7 million and $20.8 million as of March 31, 2024 and December 31, 2023, respectively. Our valuation allowance against our deferred tax assets was $28.2 million and $32.9 million as of March 31, 2024 and December 31, 2023, respectively, primarily related to net operating loss carryforwards, disallowed excess interest carryforwards, change in contingent consideration, and capitalized research and development expenses.
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

Information related to leases included in the Condensed Consolidated Balance Sheets was as follows (in thousands, except lease term and discount rate):

Operating leases:	March 31, 2024	December 31, 2023
Operating lease right-of-use assets, net	$42,492	$43,822

Current maturities of operating leases	$3,214	$3,395
Non-current maturities of operating leases	42,861	43,977
Total operating lease liabilities	$46,075	$47,372

Finance leases:
Property and equipment, at cost	$6,813	$6,862
Accumulated amortization	(3,211)	(3,136)
Property and equipment, net	$3,602	$3,726

Current maturities of finance leases	$590	$582
Non-current maturities of finance leases	3,268	3,405
Total finance lease liabilities	$3,858	$3,987

Weighted average remaining lease term (in years):
Operating leases	10.2	10.4
Finance leases	6.5	6.8

Weighted average discount rate:
Operating leases	6.3%	6.3%
Finance leases	2.3%	2.2%
Current maturities of finance leases are included as a component of Other current liabilities on our Condensed Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, administrative, and marketing expenses on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization of property and equipment	$147	$131
Interest expense on finance leases	22	21
Total finance lease expense	169	152
Operating lease expense	1,920	1,802
Sublease income	(129)	—
Total lease expense	$1,960	$1,954

A summary of our cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows for operating leases	$1,889	$1,796
Financing cash flows for finance leases	147	132
Operating cash flows for finance leases	22	21
Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2024	$497	$4,180
2025	656	7,166
2026	636	6,642
2027	626	6,087
2028	608	5,830
Thereafter	1,114	33,805
Total minimum lease payments	4,137	63,710
Less amount representing interest	(279)	(17,635)
Present value of net minimum lease payments	3,858	46,075
Less current maturities	(590)	(3,214)
Lease liabilities, less current maturities	$3,268	$42,861
7.    Debt
Credit Facilities
On January 18, 2024 we entered into a credit and guaranty agreement with Ares Management Credit funds for $350.0 million of senior secured, interest-only, credit facilities, consisting of a $190.0 million secured term loan facility (the “Initial Term Loan Facility”), a $100.0 million secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Initial Term Loan Facility, the “Term Loan Facilities”) and a $60.0 million “senior-priority” secured revolving credit facility which has a priority claim ahead of the other secured facilities (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Credit Facilities”). The final scheduled maturity date of the Credit Facilities is January 18, 2030. There are no scheduled repayments of principal required to be made prior to the final maturity date. We have the right to prepay loans under the Ares Credit Agreement in whole or in part at any time, provided that any prepayment of loans under the Term Loan Facilities (or loans under the Revolving Credit Facility to the extent of reducing the balance of outstanding loans below $30.0 million) will be subject to a prepayment premium of 5.00% if the prepayment occurs prior to January 18, 2025 and 1.00% if the prepayment occurs thereafter and prior to January 18, 2026. Amounts repaid in respect of loans under the Initial Term Loan Facilities may not be reborrowed. The Credit Facilities are secured by a security interest in substantially all existing and after-acquired real and personal property (subject to certain exceptions and exclusions) of us and the Guarantors.
Upon closing, we borrowed $190.0 million under the Initial Term Loan Facility and $30.0 million under the Revolving Credit Facility. The remaining $30.0 million of undrawn availability under the Revolving Credit Facility may be drawn for working capital, capital expenditures, and other general corporate purposes. The Delayed Draw Term Loan Facility remained undrawn upon closing as of March 31, 2024.
We paid $6.5 million of debt issuance costs related to the Initial Term Loan Facility which are included in Long-term debt on the Condensed Consolidated Balance Sheets as of March 31, 2024 and amortized, thereafter, over the life of the Initial Term Loan Facility. We paid $3.7 million of debt issuance costs related to the Delayed Draw Term Loan Facility and Revolving Credit Facility which are included in Other long-term assets on the Condensed Consolidated Balance Sheets as of March 31, 2024.

We recognized $5.8 million of interest expense on the Credit Facilities for the three months ended March 31, 2024, of which $341,000 represents non-cash amortization of debt issuance costs. There was approximately $6.2 million of unamortized debt issuance costs related to the Initial Term Loan Facility as of March 31, 2024.
The proceeds of the initial borrowings were used along with cash on hand to pay off our previously existing credit agreement, dated as of December 1, 2017, and pay related fees and expenses. As a result of this transaction, we recorded a loss on extinguishment of our previously existing debt of $3.7 million during the three months ended March 31, 2024 on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The proceeds of borrowings under the Delayed Draw Term Loan Facility may be used solely to repurchase or repay our outstanding 4.25% Convertible Senior Notes due July 1, 2025 and to pay related fees and expenses. Subject to the satisfaction of a specified maximum total net leverage ratio and other customary conditions, we may borrow under the Delayed Draw Term Loan Facility at any time and from time to time on or prior to the maturity date of the convertible bonds on July 1, 2025. Loans borrowed under the Delayed Draw Term Loan Facility generally have the same terms as the loans under the Initial Term Loan Facility.
The Credit Facilities contain certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. The covenants include a financial maintenance covenant that requires the company’s total net leverage ratio, as defined in the agreement, to be not greater than 6.25x for the test periods from the second quarter of fiscal year 2024 through the fourth quarter of fiscal year 2024 and not greater than 5.75x from the first quarter of fiscal year 2025 and thereafter. As of March 31, 2024 the total net leverage ratio, as defined in the agreement, was 3.79x.
The Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 3.00%, or the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) plus a margin of 4.00%. In addition, we will be required to pay fees of 0.50% per annum on the daily unused amount of the Revolving Credit Facility and 1.00% per annum on the daily unused amount of the Delayed Draw Term Loan Facility. The Term Loan Facilities initially bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 5.50%, or the Adjusted Term SOFR plus a margin of 6.50%. If, after the second quarter of fiscal year 2025, the company reports total net leverage ratio, as defined in the Credit Facilities, of less than or equal to 3.75x the interest margins applicable to the Term Loan Facilities will be reduced by 25 basis points, to 5.25% and 6.25%, for base rate and Adjusted Term SOFR loans, respectively. As of March 31, 2024 the aggregate interest rate was 11.80% and 9.30% per annum for the Term Loan Facilities and Revolving Credit Facility, respectively.
Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of March 31, 2024 and the Consolidated Balance Sheets as of December 31, 2023. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of March 31, 2024 was approximately $113.4 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes $1.2 million for both the three months ended March 31, 2024 and 2023 related to the aggregate of the contractual coupon interest and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. There were approximately $1.0 million and $1.1 million of unamortized debt issuance costs related to the Convertible Senior Notes as of March 31, 2024 and December 31, 2023, respectively.

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
We became eligible to redeem the Convertible Senior Notes beginning on July 5, 2023, following the expiration of their non-redemption period. We are able to redeem the Convertible Senior Notes in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of our other securities. As of March 31, 2024 and December 31, 2023 we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes.
Loan Balances
The short-term and long-term balances of our Initial Term Loan Facility, Revolving Credit Facility, and other long-term borrowings were as follows (in thousands):

	March 31, 2024	December 31, 2023
Initial Term Loan Facility	$190,000	$—
Revolving Credit Facility	30,000	—
Convertible Senior Notes	100,000	100,000
Term loan balance	—	211,500
2.45% Sparkasse Zollernalb (KFW Loan 1)	—	61
1.40% Sparkasse Zollernalb (KFW Loan 2)	405	484
Total loan balance	320,405	312,045
Less unamortized loan origination costs	(7,131)	(5,063)
Net borrowings	313,274	306,982
Less short-term loan balance, net	(270)	(1,451)
Long-term loan balance, net	$313,004	$305,531
Interest Expense
Interest expense was $7.8 million and $6.1 million for the three months ended March 31, 2024 and 2023, respectively. Interest expense includes interest on debt and uncertain tax positions in both periods.

8.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of March 31, 2024 and the Consolidated Financial Statements as of December 31, 2023 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
9.    Revenue Recognition
Disaggregation of Revenue
Revenues are disaggregated by the following geographic regions:
•North America: consists of US and Canada. We market our medical device products and preservation services (predominantly in the US), primarily to physicians through our direct sales representatives who are managed by region managers.
•Europe, the Middle East, and Africa (“EMEA”): In certain countries, we market approved medical device products to physicians, hospitals, and distributors through our direct sales force. In countries where we have no direct sales forces, regional sales managers market to distributors who buy medical device products directly from us and sell to hospitals in their respective countries.
•Asia Pacific (“APAC”): we market medical device products that are approved in each country to distributors in the region.
•Latin America (“LATAM”): we market medical device products that are approved in each country to distributors in the region except for Brazil where we sell directly to end customers and distributors.
Net revenues by geographic location based on the location of the customer for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
North America	$50,928	$43,244
EMEA	33,588	27,929
APAC	7,609	7,878
LATAM	5,306	4,178
Total revenues	$97,431	$83,229
Also see segment disaggregation information in Note 12 below.
Contract Balances
We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra Design Engineering product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of March 31, 2024 and 2023.
We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of March 31, 2024 and 2023 was not material.

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
Equity Grants
During the three months ended March 31, 2024 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs will be achieved at target levels, together totaled 700,000 shares and had an aggregate grant date fair value of $14.2 million.
During the three months ended March 31, 2023 the Committee authorized awards from approved stock incentive plans of RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 376,000 shares and had an aggregate grant date fair value of $5.0 million.
The Committee did not authorize any grants of stock options during the three months ended March 31, 2024 and 2023.
Employees purchased common stock totaling 51,000 and 56,000 shares in the three months ended March 31, 2024 and 2023, respectively, through the ESPP.
Stock Compensation Expense
The following weighted-average assumptions were used to determine the fair value of shares purchased under the ESPP:

Three Months Ended March 31, 2024
ESPP
Expected life	0.5 Years
Expected stock price volatility	0.48
Risk-free interest rate	5.26%
The following table summarizes total stock compensation expenses prior to the capitalization of amounts into Deferred preservation and Inventory costs (in thousands):

	Three Months Ended March 31,
	2024	2023
RSA, RSU, and PSU expense	$2,985	$2,641
Stock option and ESPP expense	687	872
Total stock compensation expense	$3,672	$3,513
Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $194,000 and $172,000 for the three months ended March 31, 2024 and 2023, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.

11.    Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic income (loss) per common share	2024	2023
Net income (loss)	$7,533	$(13,532)
Net (income) loss allocated to participating securities	(22)	60
Net income (loss) allocated to common shareholders	$7,511	$(13,472)

Basic weighted-average common shares outstanding	41,290	40,432
Basic income (loss) per common share	$0.18	$(0.33)

	Three Months Ended March 31,
Diluted income (loss) per common share	2024	2023
Net income (loss)	$7,533	$(13,532)
Net (income) loss allocated to participating securities	(19)	60
Net income attributable to convertible senior notes	935	—
Net income (loss) allocated to common shareholders	$8,449	$(13,472)

Basic weighted-average common shares outstanding	41,290	40,432
Effect of dilutive stock options and awards	889	—
Effect of convertible senior notes	5,707	—
Diluted weighted-average common shares outstanding	47,886	40,432
Diluted income (loss) per common share	$0.18	$(0.33)
We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three months ended March 31, 2024 $1.3 million of potential common shares related to stock options and awards were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding. For the three months ended March 31, 2023 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss.
12.    Segment Information
We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of aortic stent grafts, On-X, surgical sealants, and other product revenues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, NEXUS, NEXUS DUO, E-vita Thoracic 3G, and Artivex. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue Surgical Adhesive products. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.
The primary measure of segment performance, as viewed by our management, is segment gross margin or net external revenues less cost of products and preservation services. We do not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.

The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Medical devices	$71,114	$62,291
Preservation services	26,317	20,938
Total revenues	97,431	83,229

Cost of products and preservation services:
Medical devices	23,750	19,533
Preservation services	10,735	9,969
Total cost of products and preservation services	34,485	29,502

Gross margin:
Medical devices	47,364	42,758
Preservation services	15,582	10,969
Total gross margin	$62,946	$53,727
The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended March 31,
	2024	2023
Products:
Aortic stent grafts	$32,103	$26,150
On-X	19,681	17,656
Surgical sealants	16,981	16,703
Other	2,349	1,782
Total products	71,114	62,291

Preservation services	26,317	20,938
Total revenues	$97,431	$83,229

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
•The potential impact the wars in Ukraine and in the Gaza Strip and around Israel, may have on demand for and sales of our products and services, business operations, manufacturing operations, supply chain, cash flow, workforce, clinical and regulatory timelines, and our research and development projects;
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
These and other forward-looking statements reflect the views of management at the time and such statements are originally made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially and adversely from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described in Part II, Item 1A, “Risk Factors” in this Form 10-Q and elsewhere throughout this report, the risks described in our other filings with the Securities and Exchange Commission including the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere throughout that report, and other risks which we may not be able to identify in advance, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim any duty, to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, surgical sealants, On-X mechanical heart valves and related surgical products, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, the Ascyrus Medical Dissection Stent (“AMDS”) hybrid prosthesis, NEXUS and NEXUS DUO (the “NEXUS Products”), E-vita Thoracic 3G, and Artivex products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Surgical sealants include BioGlue Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we also sell or distribute PhotoFix bovine surgical patches. We began to manufacture and supply PerClot® hemostatic powder during the second quarter of 2023 (as part of the Transitional Manufacturing and Supply Agreement (“TMSA”) of the Baxter Transaction, described below).
We reported quarterly revenues of $97.4 million for the three months ended March 31, 2024, a 17% increase from the three months ended March 31, 2023. The increase in revenues for the three months ended March 31, 2024 was due to an increase in revenues from all products and preservation services. Constant currency revenues, as defined below, increased 16% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
See the “Results of Operations” section below for additional analysis of the three months ended March 31, 2024.
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

Results of Operations
(Tables in thousands, except percentages)
Revenues

	Revenues for the Three Months Ended March 31,			Revenues as a Percentage of Total Revenues for the Three Months Ended March 31,
	2024	2023	Percent Change	2024	2023
Products:
Aortic stent grafts	$32,103	$26,150	23%	33%	32%
On-X	19,681	17,656	11%	20%	21%
Surgical sealants	16,981	16,703	2%	18%	20%
Other	2,349	1,782	32%	2%	2%
Total products	71,114	62,291	14%	73%	75%

Preservation services	26,317	20,938	26%	27%	25%
Total	$97,431	$83,229	17%	100%	100%
Revenues increased 17% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in revenues for the three months ended March 31, 2024 was due to an increase in revenues from all products and preservation services.
The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Three Months Ended March 31,				Percent Change From Prior Year
	2024	2023
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$32,103	$26,150	$748	$26,898	19%
On-X	19,681	17,656	104	17,760	11%
Surgical sealants	16,981	16,703	118	16,821	1%
Other	2,349	1,782	5	1,787	31%
Total products	71,114	62,291	975	63,266	12%

Preservation services	26,317	20,938	2	20,940	26%
Total	$97,431	$83,229	$977	$84,206	16%

North America	50,928	43,244	6	43,250	18%
Europe, the Middle East, and Africa	33,588	27,929	805	28,734	17%
Asia Pacific	7,609	7,878	—	7,878	-3%
Latin America	5,306	4,178	166	4,344	22%
Total	$97,431	$83,229	$977	$84,206	16%

Constant currency revenues increased 16% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. See “Non-GAAP Measures of Financial Performance” below for further background on our non-GAAP measures.
A detailed discussion of the changes in product revenues and preservation services revenues for the three months ended March 31, 2024 is presented below.
Products

Revenues from products increased 14% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase for the three months ended March 31, 2024 was due to an increase in revenues from all products. A discussion of the changes in product revenues for aortic stent grafts, On-X products, surgical sealants, and other product revenues is presented below.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, Brazilian Reals, Polish Zlotys, British Pounds, Canadian Dollars, and Swiss Francs with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, the US Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.
Aortic Stent Grafts
Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, synthetic vascular grafts, and original equipment manufacturing (“OEM”) aortic stent graft products. Aortic arch stent grafts include E-vita Open NEO, E-vita Open Plus, AMDS, the NEXUS Products, E-vita Thoracic 3G, and Artivex products. Abdominal stent grafts include E-xtra Design Engineering, E-nside, E-tegra, E-ventus BX, and E-liac products. Aortic stent grafts are used in endovascular and open vascular surgery for the treatment of complex aortic arch, thoracic, and abdominal aortic diseases. Our aortic stent grafts are primarily distributed in international markets.
Revenues from the sales of aortic stent grafts increased 23% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This increase was primarily due to an increase in the volume and, to a lesser extent, the effect of foreign exchange rates.
Constant currency revenues from the sales of aortic stent grafts increased 19% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Revenues for the three months ended March 31, 2024 increased in all geographies, with the most significant increase in Europe, the Middle East, and Africa (collectively, “EMEA”). The revenue increase in EMEA for the three months ended March 31, 2024 was primarily due to an increase in buying patterns in direct (to hospitals) markets.

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
Revenues from the sales of On-X products increased 11% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This increase was primarily due to an increase in volume of units sold and, to a lesser extent, the effect of average sales prices and the effect of foreign exchange rates.
Constant currency revenues from the sales of On-X products increased 11% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Revenues for the three months ended March 31, 2024 increased primarily in North America. The increase in revenues in North America for the three months ended March 31, 2024 was impacted by customer buying patterns.

Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants increased 2% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This increase was primarily due to an increase in average sales prices due to a favorable sales mix in direct (to hospitals) markets, partially offset by a decrease in volume of milliliters sold.
Constant currency revenues from the sales of surgical sealants increased 1% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in revenues for the three months ended March 31, 2024 was primarily due to revenue increases in EMEA, partially offset by revenue decreases in Asia Pacific (“APAC”). The increase in revenues in EMEA for the three months ended March 31, 2024 was primarily due to an increase in buying patterns in direct markets. The decrease in revenues in APAC for the three months ended March 31, 2024 was impacted by customer buying patterns.
Domestic revenues from the sales of surgical sealants accounted for 51% of total surgical sealant revenues for both the three months ended March 31, 2024 and 2023.
Other
Other revenues are comprised of revenues from PhotoFix and PerClot (as part of the TMSA of the Baxter Transaction described below).
Other revenues increased 32% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in other revenues for the three months ended March 31, 2024 was primarily due to an increase in PerClot product revenues.
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
Revenues from tissue processing increased 26% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in revenues for the three months ended March 31, 2024 was primarily due to an increase in average sales prices and, to a lesser extent, an increase in tissues shipped.

Cost of Products and Preservation Services
Cost of Products

	Three Months Ended March 31,
	2024	2023
Cost of products	$23,750	$19,533
Cost of products increased 22% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Cost of products for the three months ended March 31, 2024 and 2023 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.
The increase in the cost of products for the three months ended March 31, 2024 was primarily due to an increase in the volume of all products shipped except for surgical sealants and, to a lesser extent, the cost of aortic stent grafts shipped, as compared to the three months ended March 31, 2023.
Cost of Preservation Services

	Three Months Ended March 31,
	2024	2023
Cost of preservation services	$10,735	$9,969
Cost of preservation services increased 8% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Cost of preservation services included costs for cardiac and vascular tissue preservation services.
The increase in the cost of preservation services for the three months ended March 31, 2024 was primarily due to an increase in the volume and, to a lesser extent, the cost of tissues shipped, as compared to the three months ended March 31, 2023.
Gross Margin

	Three Months Ended March 31,
	2024	2023
Gross margin	$62,946	$53,727
Gross margin as a percentage of total revenues	65%	65%
Gross margin increased 17% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
The increase in gross margin for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was due to an increase in average sales prices of certain tissues, surgical sealants, as well as an increase in the average sales prices, volume and change in the mix of certain aortic stent grafts shipped. This increase was partially offset by an increase in the cost of aortic stent grafts, certain tissues, and surgical sealants shipped during the three months ended March 31, 2024.
Gross margin as a percentage of total revenues was flat for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Gross margin as a percentage of total revenues was positively impacted by favorable prices of certain tissues shipped and a mix of certain aortic stent grafts shipped, partially offset by the mix of surgical sealants shipped and an increase in the cost of aortic stent grafts shipped during the three months ended March 31, 2024.

Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended March 31,
	2024	2023
General, administrative, and marketing expenses	$30,689	$50,365
General, administrative, and marketing expenses as a percentage of total revenues	31%	61%
General, administrative, and marketing expenses decreased 39% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease in General, administrative, and marketing expenses for the three months ended March 31, 2024 was primarily due to business development income, partially offset by an increase in personnel-related costs.
General, administrative, and marketing expenses included $17.4 million of business development income for the three months ended March 31, 2024, as compared to $5.0 million of business development expense for the three months ended March 31, 2023. We incurred $17.5 million of business development income during the three months ended March 31, 2024 related to the fair value adjustments for the Ascyrus contingent consideration, as compared to $4.8 million of business development expense during the three months ended March 31, 2023. The reduction in the fair value for the three months ended March 31, 2024 was primarily due to an increase in the credit risk spread resulting from the change in the inputs related to the newly issued Credit Facilities further discussed in Part I, Item 1, Note 7 of the “Notes to Condensed Consolidated Financial Statements.”
Research and Development Expenses

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$6,946	$7,223
Research and development expenses as a percentage of total revenues	7%	9%
Research and development expenses decreased 4% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Research and development spending for the three months ended March 31, 2024 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts and other products.
Interest Expense
Interest expense was $7.8 million and $6.1 million for the three months ended March 31, 2024 and 2023, respectively. Interest expense for the three months ended March 31, 2024 and 2023 primarily relates to interest on debt. The increase in interest expense for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to an increase in the interest rate on the Credit Facilities as a result of our debt refinancing in January 2024.
Loss on Extinguishment of Debt
During the three months ended March 31, 2024 we recorded a loss on extinguishment of debt of $3.7 million in connection with the extinguishment of our previously existing term loan. See Part I, Item 1, Note 7 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our new credit and guaranty agreement.
Other Expense (Income), Net
Other expense (income), net was $1.4 million of expense and $1.0 million of income for the three months ended March 31, 2024 and 2023, respectively. Other expense (income), net for the three months ended March 31, 2024 and 2023 primarily included the realized and unrealized effects of foreign currency gains and losses.

Earnings

(Table in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Income (loss) before income taxes	$12,781	$(8,919)
Income tax expense	5,248	4,613
Net income (loss)	$7,533	$(13,532)

Diluted income (loss) per common share	$0.18	$(0.33)
Diluted weighted-average common shares outstanding	47,886	40,432
We incurred income before income taxes for the three months ended March 31, 2024 and experienced a loss before income taxes for the three months ended March 31, 2023. The income before income taxes for the three months ended March 31, 2024 was positively impacted by the change in fair value of our financial instruments, partially offset by an increase in certain operating expenses to support revenue expansion and an increase in interest expense. The loss before income taxes for the three months ended March 31, 2023 was impacted by an increase in certain operating expenses to support revenue expansion, an increase in interest expense, and the change in fair value of our financial instruments.
Our effective income tax rate was an expense of 41% and 52% for the three months ended March 31, 2024 and 2023, respectively. The change in the tax rate for the three months ended March 31, 2024 was primarily due to changes in pre-tax book profit, valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, and changes in our certain tax position liabilities, as compared to the three months ended March 31, 2023.
We incurred net income and diluted income per common share for the three months ended March 31, 2024, as compared to net loss and diluted loss per common share for the three months ended March 31, 2023. Net income and diluted income per common share for the three months ended March 31, 2024 was primarily due to income before income taxes, as discussed above.
Non-GAAP Measures of Financial Performance
To supplement our Condensed Consolidated Financial Statements presented in accordance with US GAAP, we use constant currency revenues, which is a non-GAAP financial measure. We define constant currency revenues as revenues adjusted for the exchange rate effect. We define exchange rate effect as the year-over-year impact of foreign currency movements using current period foreign currency rates applied to prior period transactional currency amounts.
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

Historically, we believe the demand for surgical sealants is seasonal, with a decline in demand generally occurring in the third quarter followed by stronger demand in the fourth quarter. We believe that this trend may be due to the summer holiday season in Europe and the US.
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
Liquidity and Capital Resources
Net Working Capital
As of March 31, 2024 net working capital (current assets of $276.8 million less current liabilities of $45.8 million) was $231.0 million, with a current ratio (current assets divided by current liabilities) of 6 to 1, as compared to net working capital of $222.8 million and a current ratio of 5 to 1 at December 31, 2023.
Overall Liquidity and Capital Resources
Our primary cash requirements for the three months ended March 31, 2024 were for the payoff of our previously existing credit agreement, debt issuance costs and interest payments under our Credit Facilities (defined below), interest payments under our Convertible Senior Notes (defined below), general working capital needs, and capital expenditures for facilities and equipment.
We believe our cash from operations and existing cash and cash equivalents will enable us to meet our current operational liquidity needs for at least the next twelve months. Our future cash requirements are expected to include interest payments under our Initial Term Loan Facility, Revolving Credit Facility, and Convertible Senior Notes (as those are described in “Significant Sources and Uses of Liquidity” section below), expenditures for clinical trials, research and development expenditures, general working capital needs, capital expenditures, and other corporate purposes, and may include cash to fund business development activities including obligations in the agreements related to the acquisition of Ascyrus. These items may have a significant effect on our future cash flows during the next twelve months. Subject to the terms of our Initial Term Loan Agreement, we may seek additional borrowing capacity or financing, pursuant to our current or any future shelf registration statement, for general corporate purposes, or to fund other future cash requirements. If we undertake any further significant business development activity, we may need to finance such activities by obtaining additional debt financing or using a registration statement to sell equity securities. There can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us.
Significant Sources and Uses of Liquidity
Credit Facilities
On January 18, 2024 we entered into a credit and guaranty agreement with Ares Management Credit funds (the “Ares Credit Agreement”) for $350.0 million of senior secured, interest-only, credit facilities, consisting of a $190.0 million secured term loan facility (the “Initial Term Loan Facility”), a $100.0 million secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Initial Term Loan Facility, the “Term Loan Facilities”) and a $60.0 million “senior-priority” secured revolving credit facility with a priority claim ahead of the other secured facilities (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Credit Facilities”). Upon closing, we borrowed $190.0 million under the Initial Term Loan Facility and $30.0 million under the Revolving Credit Facility.

We paid $6.5 million of debt issuance costs related to the Initial Term Loan Facility which are included in Long-term debt on the Condensed Consolidated Balance Sheets as of March 31, 2024 and amortized, thereafter, over the life of the Initial Term Loan Facility. We paid $3.7 million of debt issuance costs related to the Delayed Draw Term Loan Facility and Revolving Credit Facility which are included in Other long-term assets on the Condensed Consolidated Balance Sheets as of March 31, 2024.
We recognized $5.8 million of interest expense on the Credit Facilities for the three months ended March 31, 2024, of which $341,000 represents non-cash amortization of debt issuance costs. There was approximately $6.2 million of unamortized debt issuance costs related to the Initial Term Loan Facility as of March 31, 2024.
The proceeds of the initial borrowings were used along with cash on hand to pay off our previously existing credit agreement, dated as of December 1, 2017, and pay related fees and expenses. As a result of this transaction, we recorded a loss on extinguishment of debt of $3.7 million during the three months ended March 31, 2024 on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Part I, Item 1, Note 7 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our new Ares Credit Agreement.
The final scheduled maturity date of the Credit Facilities is January 18, 2030. There are no scheduled repayments of principal required to be made prior to the final maturity date. We have the right to prepay loans under the Ares Credit Agreement in whole or in part at any time, provided that any prepayment of loans under the Term Loan Facilities (or loans under the Revolving Credit Facility to the extent of reducing the balance of outstanding loans below $30.0 million) will be subject to a prepayment premium of 5.00% if the prepayment occurs prior to January 18, 2025 and 1.00% if the prepayment occurs thereafter and prior to January 18, 2026. Amounts repaid in respect of loans under the Initial Term Loan Facilities may not be reborrowed. Amounts repaid in respect of loans under the Revolving Credit Facility may be reborrowed. Loans under the Term Loan Facilities bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 5.50% or the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) plus a margin of 6.50%; beginning with the second fiscal quarter of 2025, the margin may step down to 5.25% and 6.25%, respectively, based on our total net leverage ratio at such time. Loans under the Revolving Credit Facility bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 3.00% or the Adjusted Term SOFR plus a margin of 4.00%. In addition, we will be required to pay fees of 0.50% per annum on the daily unused amount of the Revolving Credit Facility and 1.00% per annum on the daily unused amount of the Delayed Draw Term Loan Facility.
Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of March 31, 2024 was approximately $113.4 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
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

We became eligible to redeem the Convertible Senior Notes beginning on July 5, 2023, following the expiration of their non-redemption period. We are able to redeem the Convertible Senior Notes in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of our other securities. As of March 31, 2024 and December 31, 2023 we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes.
As of March 31, 2024 approximately 29% of our cash and cash equivalents were held in foreign jurisdictions.
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flows (used in) provided by:
Operating activities	$(5,493)	$(6,154)
Investing activities	(3,611)	(2,843)
Financing activities	737	1,171
Effect of exchange rate changes on cash and cash equivalents	545	(752)
Decrease in cash and cash equivalents	$(7,822)	$(8,578)
Net Cash Flows from Operating Activities
Net cash used in operating activities was $5.5 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively.
We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the three months ended March 31, 2024 these non-cash items primarily included $17.5 million of fair value adjustments of financial instruments, $5.9 million of depreciation and amortization expenses, $4.3 million of deferred income tax changes, $3.7 million of loss on extinguishment of debt, $3.5 million of non-cash compensation, and $1.9 million of non-cash lease expenses.
Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the three months ended March 31, 2024 these included the unfavorable effect of $9.2 million due to timing differences between the recording of accounts payable, accrued expenses, and other liabilities and the payment of cash, $3.3 million due to the timing differences between recording receivables and the receipt of cash, $2.3 million due to an increase in prepaid expenses and other assets, and $1.4 million due to an increase in inventory balances and deferred preservation costs.
Net Cash Flows from Investing Activities
Net cash used in investing activities was $3.6 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 cash flows used in investing activities included $3.6 million of cash used for capital expenditures.

Net Cash Flows from Financing Activities
Net cash provided by financing activities was $737,000 and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. The current year cash provided by financing activities was primarily due to $190.0 million of proceeds from the Initial Term Loan Facility, $30.0 million of proceeds from the Revolving Credit Facility, and $3.5 million of proceeds from the exercise of stock options and issuances of common stock, partially offset by $211.6 million for the repayment of debt, $10.0 million for the payment of debt issuance costs, and $1.0 million for the payments of short-term notes payable.
Scheduled Contractual Obligations and Future Payments
Our long-term debt obligations and interest payments include $320.4 million of scheduled principal payments and $136.4 million in anticipated interest payments related to our Initial Term Loan Facility, Revolving Credit Facility, Convertible Senior Notes, and other governmental loans.
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
Capital Expenditures
Capital expenditures were $3.6 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. Capital expenditures for the three months ended March 31, 2024 were primarily related to routine purchases of manufacturing and tissue processing equipment, computer software needed to support our business, leasehold improvements, and computer equipment.
Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest income and interest expense are sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash and cash equivalents of $51.1 million as of March 31, 2024 and interest paid on the outstanding balances, if any, of our variable rate Credit Facilities and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us for the three months ended March 31, 2024, affecting our cash and cash equivalents, Credit Facilities, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.
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
An additional 10% adverse change in exchange rates from the exchange rates in effect on March 31, 2024 affecting our balances denominated in foreign currencies could impact our financial position or cash flows by approximately $7.0 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the three months ended March 31, 2024 affecting our revenue and expense transactions denominated in foreign currencies would not have had a material impact on our financial position or profitability.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (“Disclosure Controls”) as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. These Disclosure Controls are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the US Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to management, including to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.
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
Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of March 31, 2024 the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes to Disclosure Controls and Procedures
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•Broader exposure to corruption and expanded compliance obligations, including under the Foreign Corrupt Practices Act, the UK Bribery Law, local anti-corruption laws, Office of Foreign Asset Control administered sanction programs, the European Union’s General Data Protection Regulation and Corporate Sustainability Reporting Directive, and other emerging corruption, sustainability, and data privacy regulations;
•Overlapping, ambiguous, and potentially conflicting, or unexpected changes in, international legal and regulatory requirements or reimbursement policies and programs;
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

Our operations and performance have been, and may continue to be, impacted by regional and global geopolitical conditions, domestic and foreign trade and monetary policies, and other factors beyond our control. As an example of these risks, Russia’s military attacks on Ukraine have triggered significant sanctions from the US and foreign governments and retaliatory actions from Russia, resulting in significant banking and trade disruptions. More recently, war has been declared in the Gaza Strip resulting in an expanding regional crisis involving an increasing number of countries. These wars have resulted in significant devastation to the people and infrastructure in the affected regions, significantly impacting trade and transportation which may impact our global supply chain, increase prices, and limit our ability to continue to do business in those regions.

To date, sanctions and other disruptions in the Eastern European region have not materially impacted our business or ability to supply products to Russia, Belarus, Ukraine, and the region generally; however, continuation or escalation of the wars in Ukraine or the Middle East, or increased export controls or additional sanctions imposed on or by impacted countries, their allies, or related entities could adversely affect our financial performance. Although we do not have any direct operations in Russia, Ukraine, Israel, or Gaza, NEXUS and NEXUS DUO (the “NEXUS Products”) are solely manufactured by Endospan in Herzliya, Israel. Although we have not experienced any material disruption of supply from Endospan, the conflict in and around Israel continues with apparent limited prospects for resolution. Ultimately, it is difficult to predict the ultimate course of these wars and we may face business operations and supply chain disruptions as a result, including disruptions related to shortages of materials and finished goods, higher costs of materials and freight, freight delays, increased energy costs or energy shortages, travel disruptions, currency fluctuation, and disruptions to banking systems or capital markets.

We operate in highly competitive market segments, face competition from large, well-established medical device companies and tissue service providers with greater resources and we may not be able to compete effectively.

The market for our products and services is competitive and affected by new product introductions and activities of other industry participants, including the introduction of novel products and therapies aimed at unrelated disease states or even overall patient health. In addition, such products and therapies like the recently introduced GLP-1 drugs, which we believe have or will have little to no actual impact on demand for our products, can lead to investor and customer confusion and impact the perceived demand for our products. We face intense competition in virtually all of our product lines. A significant percentage of market revenues from competitive products are generated by Baxter, Ethicon (a Johnson & Johnson Company), Medtronic, Abbott Laboratories, Edwards Lifesciences, C.R. Bard (a subsidiary of Becton, Dickinson and Company), Integra Life Sciences, LifeNet, Corcym, Anteris Technologies, Elutia (formerly Aziyo Biologics), Cook Medical, Gore & Associates, Terumo, LeMaitre Vascular, Maquet, Pfizer, and BioCer Entwicklungs-GmbH. Several of our competitors enjoy competitive advantages over us, including:

•Greater financial and other resources for research and development, commercialization, acquisitions, and litigation and to weather the impacts of global economic downturns and increased workforce competition;
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
As an example of this risk, in the fourth quarter of 2020 we became aware that a supplier shipped to us a lot of saline solution that we use in our tissue processing that contained some contamination. The contamination was identified by our routine quality controls. While we were able to mitigate the impact of this contamination through our own efforts and additional testing that was reviewed with the FDA, the contaminated solution impacted a small percentage of the tissue processed with this lot of solution, requiring us to write-off those contaminated tissues in the fourth quarter of 2020 and impacting our ability to fully meet demand for certain tissues and sizes in the fourth quarter of 2020, the first quarter of 2021, and, to a lesser extent, the second quarter of 2021.
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
Finally, the wars in Ukraine and the Middle East, work force shortages, exchange rates, and inflation continue to impact the global supply chain; their impact on workforces, global mobility, material availability, demand, and shipping and reorder times and reliability has reportedly continued or worsened in many cases. The ongoing wars may add to or exacerbate challenges faced by the global supply chain. See Part I, Item 1A, “Risk Factors – Business and Economic Risks – We are subject to a variety of risks due to our international operations and continued global expansion.” Although we have yet to experience any material effects of this impact on our supply chain or operations, we face an increasing risk that upstream disruptions may occur. Risks relating to the lingering effects of global supply chain disruptions may even continue after the wars in Ukraine and the Middle East have subsided.
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
Our aortic stent graft systems consist of two main product components: the stent graft and the delivery system. The stent graft is manufactured from several different raw materials that are manufactured internally or at various external suppliers, including single suppliers. The delivery systems we manufacture are comprised of several different raw materials and subassemblies. Our internal manufacturing processes include machining of plastic parts, suturing of stent grafts, processing of Nitinol, and weaving of textiles. Our conventional polyester grafts consist of two main product components: polyester fabric and collagen coating. The polyester fabric is woven from a few different yarns that are supplied by an external supplier. The collagen suspension we manufacture is comprised of a collagenous tissue that is supplied by a single supplier. The conventional ePTFE grafts we manufacture are comprised of various raw materials supplied by several suppliers. For some products the ePTFE grafts are heparin coated. For these products, the heparin suspension we manufacture is comprised of a heparin solution that is also supplied by an external supplier.
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

As an example of these risks, on May 25, 2017, the European Union adopted new regulations governing medical devices (the MDR), which were to be fully implemented on May 26, 2021. The MDR places stricter requirements on manufacturers and European Notified Bodies regarding, among other things, product classifications and pre- and post-market clinical studies for product clearances and approvals which could result in product reclassifications or the imposition of other regulatory requirements that could delay, impede, or prevent our ability to commercialize existing, improved, or new products in the European Economic Area and other markets that require or rely on CE Marking as a basis for market authorization.

The transition to the MDR has been fraught with difficulties and uncertainty, including delays in audits and approvals as part of that transition. The European Parliament most recently extended the MDR transition period under Regulation (EU) 2023/607 but it is still unclear whether this extension will be able to mitigate the challenges posed by the transition to the MDR. As a result, we face increased risks related to:

•Our Custom Devices: Stricter requirements on manufacturers of custom-made devices may delay, impede, or otherwise impact the availability of our E-xtra Design Engineering services and custom-made products;

•Our Existing CE Marks: The extended timeline for the MDR transition has resulted in certain MDD-based CE Marks expiring prior to the completion of the transition. Our MDD-based CE Mark for BioGlue expired in December 2021, and for Chord-X in September 2022. Although we were able to successfully renew our BioGlue CE Mark, our renewal for Chord-X remains outstanding;
•Our Notified Bodies: The combination of the increased regulatory framework under the MDR and the UK’s exit from the European Union have both had an impact on notified bodies. The MDR has significantly increased the workload on existing notified bodies and as a result, many have elected to leave the space, including our Notified Body in the UK, LRQA. Although we were able to transition our LRQA-issued certification for BioGlue to a new notified body, DEKRA, we are still in the process of transitioning the LRQA-issue certification for PhotoFix; and
•New CE Marks: The increased workload on notified bodies and other uncertainties around the transition to the MDR will likely cause delays in the approval for any new products that we may wish to bring to the EU market.

While we continue to make progress on the MDR transition, the transition to new notified bodies, and the renewal of expired CE Marks, failure to timely complete any transfers or renewals, or to comply with transition to a newly designated UK Approved Body in the UK, or further delays in the MDR transition as a whole, may have a material, adverse effect on our ability to supply product in certain jurisdictions, have a material, adverse impact on our business, and may also impact our Medical Device Single Audit Program (“MDSAP”) certifications. Failure to timely obtain new MDSAP certifications following their expiration may impact our ability to distribute covered products in Australia, Brazil, Canada, and Japan.

Reclassification by the FDA of CryoValve SG pulmonary heart valve (“CryoValve SGPV”) may make it commercially infeasible to continue processing the CryoValve SGPV.
Beginning in December 2019 and most recently in the fall of 2023, the FDA indicated that it was planning to issue a proposed rule for reclassification of more than minimally manipulated (“MMM”) allograft heart valves to Class III medical devices, which could include our CryoValve SGPV. Following any comment period and subsequent publication of a final rule, should the CryoValve SGPV be determined to be MMM or classified as a Class III device, we currently expect to have approximately thirty months to submit a PMA application, after which the FDA will determine if, and for how long, we may continue to provide these tissues to customers during its review of the PMA application. Although this proposed rule change has, to our knowledge, remained on the HHS's unified regulatory agenda since 2019, no final rule has been published at this time.
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
We are currently seeking regulatory approval for BioGlue in China, where the Chinese regulatory body has made additional requests, and expressed several concerns, related to the application. In February of this year, we filed our supplemental application for approval of BioGlue to the Chinese regulatory authority addressing the numerous additional requests and concerns they have conveyed. We anticipate hearing within the next year as to whether or not we will be granted approval to sell BioGlue within China. If we cannot obtain approval following the review of the updated submission or if the costs to do so are prohibitive, we ultimately may be unable to sell BioGlue in China. Similarly, in November 2023 we announced that we were no longer pursuing a labeling change for our On-X mitral valve in connection with our PROACT Mitral trial due to additional investments that would be required to do so.

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
The per-and polyfluoroalkyl substances (“PFAS”) are used in a wide variety of consumer and industrial products, including medical devices and product packaging. In October 2023, the Environmental Protection Agency released final rules requiring companies to report the manufacture or import of PFAS-containing products. In addition, numerous states have instituted bans on PFAS-containing products and reporting obligations. These requirements impose a high compliance burden, and further regulation of PFAS-containing products is expected. Although we have yet to experience any material impact from this activity or identify any of our products materially impacted by PFAS-related regulation, the ultimate impact and associated cost of current and future rulemaking cannot be predicted at this time.

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
In response to perceived increases in healthcare costs in recent years, there have been, and continue to be, proposals by the governmental authorities, third-party payors, and elected office holders and candidates to impact public health, control healthcare costs and, more generally, to reform the healthcare systems. Additional uncertainty is anticipated as debates about healthcare and public health continue in light of the COVID-19 pandemic which may have an impact on US law relating to the healthcare industry. Many US healthcare laws, such as the Affordable Care Act, are complex, subject to change particularly during a change in administrations, and dependent on interpretation and enforcement decisions from government agencies with broad discretion. The application of these laws to us, our customers, or the specific services and relationships we have with our customers is not always clear. Our failure to anticipate accurately any changes to, or the repeal or invalidation of all or part of the Affordable Care Act and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity and negatively affect our business, results of operations, and financial condition.
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
The proliferation of new and expanded regulatory regimes like the General Data Protection Regulation and Corporate Sustainability Reporting Directive in the European Union, could adversely affect our business.

An increasing number of federal, state, and foreign laws and regulations and regulations are being promulgated to address topics relating to data privacy, sustainability, and artificial intelligence. These regulations some of which can be enforced by private parties or governmental entities, have been or are being promulgated and are constantly evolving. These laws and regulations may include new compliance or disclosure requirements for companies which increases our operating costs and requires significant management time and energy. Many of these laws and regulations, including the European Union’s General Data Protection Regulation (“GDPR”) also include significant penalties for noncompliance. Although our practices, policies, and procedures are intended to comply with relevant laws and regulations, there can be no assurance that regulatory or enforcement authorities will view our arrangements as being in compliance with all applicable laws, or that one or more of our employees or agents will not disregard aspects of our compliance programs. Any resulting government enforcement activities may be costly, result in negative publicity, or subject us to significant penalties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The Company did not repurchase any of its equity security during the three months ended March 31, 2024.
Under our Credit Facilities, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On March 11, 2024 Amy D. Horton, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement, pursuant to which she may sell up to 12,430 shares of the Company's common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The duration of the trading arrangement is from June 10, 2024 to March 11, 2025.

No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities during the quarter ended March 31, 2024.

Item 6. Exhibits.
The exhibit index can be found below.

Exhibit Number	Description
3.1	Delaware Certificate of Incorporation, effective January 1, 2022. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 4, 2022).
3.2	Delaware Certificate of Amendment of Certificate of Incorporation, effective January 18, 2022. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 20, 2022).
3.3	Amended and Restated Bylaws of Artivion, Inc., a Delaware Corporation (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed January 20, 2022).
3.4	Amended and Restated Bylaws of Artivion, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 8, 2023).
10.1†	Artivion, Inc. 2020 Equity and Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2023).
10.2
Credit and Guaranty Agreement, dated January 18, 2024, by and among Artivion, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc. and Ascyrus Medical, LLC, as subsidiary guarantors, the lenders from time to time party thereto and Ares Capital Corporation, as administrative agent and collateral agent. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2024).

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

ARTIVION, INC.
(Registrant)

/s/ J. PATRICK MACKIN	/s/ LANCE A. BERRY
J. PATRICK MACKIN	LANCE A. BERRY
Chairman, President, and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer, and Executive Vice President, Finance (Principal Financial Officer)

May 7, 2024
DATE