Form 10-Q
period 2024-06-30
ARTIVION, INC.
filed 2024-08-09
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2024
Common Stock, $0.01 par value	41,893,465

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Products	$73,210	$66,003	$144,324	$128,294
Preservation services	24,809	23,248	51,126	44,186
Total revenues	98,019	89,251	195,450	172,480

Cost of products and preservation services:
Products	24,545	20,977	48,295	40,510
Preservation services	10,150	10,190	20,885	20,159
Total cost of products and preservation services	34,695	31,167	69,180	60,669

Gross margin	63,324	58,084	126,270	111,811

Operating expenses:
General, administrative, and marketing	49,320	57,241	80,009	107,606
Research and development	7,497	7,418	14,443	14,641
Total operating expenses	56,817	64,659	94,452	122,247
Gain from sale of non-financial assets	—	(14,250)	—	(14,250)
Operating income	6,507	7,675	31,818	3,814

Interest expense	8,304	6,356	16,130	12,452
Interest income	(353)	(265)	(727)	(340)
Loss on extinguishment of debt	—	—	3,669	—
Other expense, net	983	4,241	2,392	3,278

(Loss) income before income taxes	(2,427)	(2,657)	10,354	(11,576)
Income tax (benefit) expense	(306)	725	4,942	5,338

Net (loss) income	$(2,121)	$(3,382)	$5,412	$(16,914)

(Loss) income per share:
Basic	$(0.05)	$(0.08)	$0.13	$(0.41)
Diluted	$(0.05)	$(0.08)	$0.13	$(0.41)

Weighted-average common shares outstanding:
Basic	41,683	40,755	41,487	40,595
Diluted	41,683	40,755	42,405	40,595

Net (loss) income	$(2,121)	$(3,382)	$5,412	$(16,914)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,727)	1,026	(5,864)	$5,647
Unrealized gain (loss) from foreign currency intra-entity loans, net of tax	404	800	2,013	(205)
Comprehensive (loss) income	$(4,444)	$(1,556)	$1,561	$(11,472)
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,019	$58,940
Trade receivables, net	73,890	71,796
Other receivables	5,063	2,342
Inventories, net	80,802	81,976
Deferred preservation costs, net	50,674	49,804
Prepaid expenses and other	19,514	15,810
Total current assets	284,962	280,668

Goodwill	244,008	247,337
Acquired technology, net	135,151	142,593
Operating lease right-of-use assets, net	41,655	43,822
Property and equipment, net	37,440	38,358
Other intangibles, net	29,261	29,638
Deferred income taxes	3,309	1,087
Other long-term assets	13,753	8,894
Total assets	$789,539	$792,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,728	$13,318
Accrued expenses	16,490	12,732
Accrued compensation	13,995	18,715
Current maturities of operating leases	3,283	3,395
Taxes payable	1,734	3,840
Accrued procurement fees	1,472	1,439
Current portion of long-term debt	268	1,451
Other current liabilities	1,612	2,972
Total current liabilities	50,582	57,862

Long-term debt	313,295	305,531
Contingent consideration	48,210	63,890
Non-current maturities of operating leases	41,967	43,977
Deferred income taxes	21,719	21,851
Deferred compensation liability	7,455	6,760
Non-current finance lease obligation	3,202	3,405
Other long-term liabilities	8,053	7,341
Total liabilities	$494,483	$510,617

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock (75,000 shares authorized, 43,279 and 42,569 shares issued in 2024 and 2023, respectively)	433	426
Additional paid-in capital	367,627	355,919
Retained deficit	(42,495)	(47,907)
Accumulated other comprehensive loss	(15,861)	(12,010)
Treasury stock, at cost, 1,487 shares as of June 30, 2024 and December 31, 2023	(14,648)	(14,648)
Total shareholders’ equity	295,056	281,780

Total liabilities and shareholders’ equity	$789,539	$792,397
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Net cash flows from operating activities:
Net income (loss)	$5,412	$(16,914)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	11,800	11,501
Non-cash compensation	7,730	7,279
Non-cash lease expense	3,897	3,631
Loss on extinguishment of debt	3,669	—
Write-down of inventories and deferred preservation costs	1,508	2,021
Deferred income taxes	994	(8,073)
Fair value adjustment of long-term loan	—	5,000
Gain from sale of non-financial assets	—	(14,250)
Change in fair value of contingent consideration	(15,680)	15,700
Other	1,178	1,836
Changes in operating assets and liabilities:
Inventories and deferred preservation costs	(2,165)	(6,921)
Prepaid expenses and other assets	(5,224)	(2,317)
Accounts payable, accrued expenses, and other liabilities	(6,031)	1,607
Receivables	(6,446)	655
Net cash flows provided by operating activities	642	755

Net cash flows from investing activities:
Proceeds from sale of non-financial assets, net	—	14,250
Payments for Endospan Agreement	—	(5,000)
Capital expenditures	(6,124)	(5,015)
Net cash flows (used in) provided by investing activities	(6,124)	4,235

Net cash flows from financing activities:
Proceeds from issuance of debt	190,000	—
Proceeds from revolving credit facility	30,000	—
Proceeds from exercise of stock options and issuance of common stock	3,587	2,581
Proceeds from financing insurance premiums	—	3,558
Principal payments on short-term notes payable	(1,027)	(529)
Payment of debt issuance costs	(10,044)	—
Repayment of debt	(211,688)	(1,381)
Other	(272)	(825)
Net cash flows provided by financing activities	556	3,404

Effect of exchange rate changes on cash and cash equivalents	1,005	1,030
(Decrease) increase in cash and cash equivalents	(3,921)	9,424

Cash and cash equivalents beginning of period	58,940	39,351
Cash and cash equivalents end of period	$55,019	$48,775
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2024	43,224	$432	$363,113	$(40,374)	$(13,538)	(1,487)	$(14,648)	$294,985
Net loss	—	—	—	(2,121)	—	—	—	(2,121)
Other comprehensive loss, net of tax	—	—	—	—	(2,323)	—	—	(2,323)
Equity compensation	52	1	4,455	—	—	—	—	4,456
Exercise of options	3	—	59	—	—	—	—	59
Balance at June 30, 2024	43,279	$433	$367,627	$(42,495)	$(15,861)	(1,487)	$(14,648)	$295,056

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	42,569	$426	$355,919	$(47,907)	$(12,010)	(1,487)	$(14,648)	$281,780
Net income	—	—	—	5,412	—	—	—	5,412
Other comprehensive loss, net of tax	—	—	—	—	(3,851)	—	—	(3,851)
Equity compensation	488	5	8,123	—	—	—	—	8,128
Exercise of options	171	2	2,846	—	—	—	—	2,848
Employee stock purchase plan	51	—	739	—	—	—	—	739
Balance at June 30, 2024	43,279	$433	$367,627	$(42,495)	$(15,861)	(1,487)	$(14,648)	$295,056
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (continued)
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2023	42,366	$424	$342,883	$(30,749)	$(17,993)	(1,487)	$(14,648)	$279,917
Net loss	—	—	—	(3,382)	—	—	—	(3,382)
Other comprehensive income, net of tax	—	—	—	—	1,826	—	—	1,826
Equity compensation	75	—	4,119	—	—	—	—	4,119
Redemption and repurchase of stock to cover tax withholdings	2	—	28	—	—	—	—	28
Balance at June 30, 2023	42,443	$424	$347,030	$(34,131)	$(16,167)	(1,487)	$(14,648)	$282,508

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	41,830	$418	$337,385	$(17,217)	$(21,609)	(1,487)	$(14,648)	$284,329
Net loss	—	—	—	(16,914)	—	—	—	(16,914)
Other comprehensive income, net of tax	—	—	—	—	5,442	—	—	5,442
Equity compensation	401	4	7,629	—	—	—	—	7,633
Exercise of options	196	2	2,004	—	—	—	—	2,006
Employee stock purchase plan	56	1	574	—	—	—	—	575
Redemption and repurchase of stock to cover tax withholdings	(40)	(1)	(562)	—	—	—	—	(563)
Balance at June 30, 2023	42,443	$424	$347,030	$(34,131)	$(16,167)	(1,487)	$(14,648)	$282,508

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Consolidated Balance Sheet as of December 31, 2023 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three and six months ended, June 30, 2024 and 2023 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by US GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Certain prior-year amounts have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2023. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with US GAAP, which require us to make estimates and assumptions. We did not experience any significant changes during the three and six months ended June 30, 2024 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2023.
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
Following receipt of the PMA, under the terms of the TMSA, we began manufacturing and supplying PerClot for Baxter and recorded $320,000 and $1.3 million of PerClot revenues on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income during the three and six months ended June 30, 2024, respectively. We recorded $1.6 million of PerClot revenues on the Condensed Consolidated Statements of Operations and Comprehensive Loss during the three and six months ended June 30, 2023
The Company accounted for this TMSA in accordance with the provision of ASU 2016-02, Leases Topic 842 (“ASC 842”) by bifurcating the lease and non-lease components and recognizing each component based on ASC 842 and ASU 2014-09, Revenue from Contracts with Customers Topic 606.
3.    Agreements with Endospan
Exclusive Distribution Agreement and Securities Purchase Option Agreement
On September 11, 2019 Artivion’s wholly owned subsidiary, JOTEC GmbH (“JOTEC”), entered into an exclusive distribution agreement with Endospan Ltd. (“Endospan”), an Israeli corporation, pursuant to which JOTEC obtained exclusive distribution rights for NEXUS® and related accessories in certain countries in Europe in exchange for a fixed distribution fee of $9.0 million paid in September 2019.
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
On July 1, 2024 Artivion and Endospan entered into an amendment to the Endospan Option ("Endospan Option Amendment") which amended the terms of the previously existing Endospan Option. See Note 15 for further discussion of the Endospan Option Amendment.

Loan Agreement
Artivion and Endospan also entered into a loan agreement (the “Endospan Loan”), dated September 11, 2019, in which Artivion agreed to provide Endospan a secured loan of up to $15.0 million to be funded in three tranches of $5.0 million each.
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
On July 1, 2024 Artivion and Endospan entered into an amended and restated loan agreement ("Endospan Loan Amendment") which amended the terms of the previously existing Endospan Loan. See Note 15 for further discussion of the Endospan Loan Amendment.
4.    Financial Instruments
The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

June 30, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$24,161	$—	$—	$24,161
Certificates of deposit	3,960	—	—	3,960
Total assets	$28,121	$—	$—	$28,121

Long-term liabilities:
Contingent consideration	—	—	(48,210)	(48,210)
Total liabilities	$—	$—	$(48,210)	$(48,210)

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,802	$—	$—	$22,802
Certificates of deposit	3,968	—	—	3,968
Total assets	$26,770	$—	$—	$26,770

Long-term liabilities:
Contingent consideration	—	—	(63,890)	(63,890)
Total liabilities	$—	$—	$(63,890)	$(63,890)
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds and certificates of deposit. The estimated market value of all cash equivalents is equal to cost basis as there were no gross realized gains or losses on cash equivalents for the three and six months ended June 30, 2024 and 2023.

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
The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 17% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of June 30, 2024. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We performed an assessment of the fair value of the contingent consideration and recorded a fair value increase of $1.8 million and a fair value reduction of $15.7 million for the three and six months ended June 30, 2024, respectively, as compared to a fair value increase of $10.9 million and $15.7 million for the three and six months ended June 30, 2023, respectively, in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, as a result of this assessment. The reduction in the fair value for the six months ended June 30, 2024 was primarily due to an increase in the credit risk spread resulting from the change in the inputs related to the newly issued Credit Facilities in the first quarter of 2024, as further discussed in Note 9.
The fair value of the contingent consideration component of the Ascyrus acquisition was updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the table below (in thousands):

Contingent Consideration
Balance as of December 31, 2023	$(63,890)
Change in valuation	15,680
Balance as of June 30, 2024	$(48,210)
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Although we believe that the recorded fair values of our financial instruments are appropriate, these fair values may not be reflective of future fair values.
The contingent consideration liability of $48.2 million and $63.9 million was included in Long-term liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2024 and the Consolidated Balance Sheets as of December 31, 2023, respectively.
5.    Inventories, net and Deferred Preservation Costs
Inventories, net at June 30, 2024 and December 31, 2023 were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials and supplies	$36,521	$36,907
Work-in-process	13,533	12,687
Finished goods	30,748	32,382
Total inventories, net	$80,802	$81,976

To facilitate product usage, we maintain consignment inventory of our On-X® heart valves at domestic hospital locations and On-X heart valves and aortic stent grafts at international hospital locations. We retain title and control over this consignment inventory until we receive a notification of implantation, at which time we invoice the hospital and recognize revenue. As of June 30, 2024 we had $10.5 million in consignment inventory, with approximately 41% in domestic locations and 59% in international locations. As of December 31, 2023 we had $10.7 million in consignment inventory, with approximately 44% in domestic locations and 56% in international locations.
Total deferred preservation costs were $50.7 million and $49.8 million as of June 30, 2024 and December 31, 2023, respectively.
Inventory and deferred preservation costs obsolescence reserves were $2.9 million and $3.0 million as of June 30, 2024 and December 31, 2023, respectively.
6.    Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
As of June 30, 2024 and December 31, 2023 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	June 30, 2024	December 31, 2023
Goodwill	$244,008	$247,337
In-process R&D	2,087	2,154
Procurement contracts and agreements	2,013	2,013
We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We did not record any impairment of indefinite lived intangible assets during the three and six months ended June 30, 2024. In-process research and development, procurement contracts and agreements were included in Other intangibles, net on the Condensed Consolidated Balance Sheets as of June 30, 2024 and the Consolidated Balance Sheets as of December 31, 2023.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.
We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of June 30, 2024 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.
As of June 30, 2024 and December 31, 2023 the carrying value of goodwill, all of which is related to our Medical Devices segment, was as follows (in thousands):

Medical Devices Segment
Balance as of December 31, 2023	$247,337
Foreign currency translation	(3,329)
Balance as of June 30, 2024	$244,008

Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. As of June 30, 2024 and December 31, 2023 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands, except weighted average useful life):

June 30, 2024	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$198,773	$63,622	$135,151	18.2
Other intangibles:
Customer lists and relationships	28,668	10,976	17,692	21.6
Distribution and manufacturing rights and know-how	9,308	8,435	873	5.0
Patents	4,361	3,246	1,115	17.0
Other	10,117	4,636	5,481	5.0
Total other intangibles	$52,454	$27,293	$25,161	9.6

December 31, 2023	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$201,897	$59,304	$142,593	18.2
Other intangibles:
Customer lists and relationships	28,729	10,334	18,395	21.6
Distribution and manufacturing rights and know-how	9,608	7,807	1,801	5.0
Patents	4,365	3,225	1,140	17.0
Other	7,815	3,680	4,135	5.0
Total other intangibles	$50,517	$25,046	$25,471	10.0
Amortization Expense
The following is a summary of amortization expense as recorded in General, administrative, and marketing expenses on our Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$3,793	$3,805	$7,660	$7,687
As of June 30, 2024 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2024	2025	2026	2027	2028	2029	Total
Amortization expense	$7,565	$13,208	$12,909	$12,804	$12,584	$12,323	$71,393

7.    Income Taxes
Income Tax Expense
Our effective income tax rate was a benefit of 13% and an expense of 48% for the three and six months ended June 30, 2024, respectively, as compared to an expense of 27% and 46% for the three and six months ended June 30, 2023, respectively. Our income tax rate for the three and six months ended June 30, 2024 and 2023 was primarily impacted by changes in our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax-effected impact of stock based compensation.
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
We maintained a net deferred tax liability of $18.4 million and $20.8 million as of June 30, 2024 and December 31, 2023, respectively. Our valuation allowance against our deferred tax assets was $29.4 million and $32.9 million as of June 30, 2024 and December 31, 2023, respectively, primarily related to net operating loss carryforwards, disallowed excess interest carryforwards, change in contingent consideration, and capitalized research and development expenses.
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

Information related to leases included in the Condensed Consolidated Balance Sheets was as follows (in thousands, except lease term and discount rate):

Operating leases:	June 30, 2024	December 31, 2023
Operating lease right-of-use assets, net	$41,655	$43,822

Current maturities of operating leases	$3,283	$3,395
Non-current maturities of operating leases	41,967	43,977
Total operating lease liabilities	$45,250	$47,372

Finance leases:
Property and equipment, at cost	$6,913	$6,862
Accumulated amortization	(3,338)	(3,136)
Property and equipment, net	$3,575	$3,726

Current maturities of finance leases	$621	$582
Non-current maturities of finance leases	3,202	3,405
Total finance lease liabilities	$3,823	$3,987

Weighted average remaining lease term (in years):
Operating leases	10.0	10.4
Finance leases	6.2	6.8

Weighted average discount rate:
Operating leases	6.3%	6.3%
Finance leases	2.4%	2.2%
Current maturities of finance leases are included as a component of Other current liabilities on our Condensed Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, administrative, and marketing expenses on our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of property and equipment	$162	$133	$309	$264
Interest expense on finance leases	23	21	45	42
Total finance lease expense	185	154	354	306
Operating lease expense	1,977	1,829	3,897	3,631
Sublease income	(70)	—	(199)	—
Total lease expense	$2,092	$1,983	$4,052	$3,937

A summary of our cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows for operating leases	$3,852	$3,627
Financing cash flows for finance leases	308	264
Operating cash flows for finance leases	45	42
Future minimum lease payments and sublease rental income are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2024	$338	$2,312
2025	692	7,322
2026	671	6,797
2027	660	6,149
2028	625	5,836
Thereafter	1,104	33,757
Total minimum lease payments	4,090	62,173
Less amount representing interest	(267)	(16,923)
Present value of net minimum lease payments	3,823	45,250
Less current maturities	(621)	(3,283)
Lease liabilities, less current maturities	$3,202	$41,967
9.    Debt
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
Upon closing, we borrowed $190.0 million under the Initial Term Loan Facility and $30.0 million under the Revolving Credit Facility. The remaining $30.0 million of undrawn availability under the Revolving Credit Facility may be drawn for working capital, capital expenditures, and other general corporate purposes. The Delayed Draw Term Loan Facility remained undrawn as of June 30, 2024.
We paid $6.5 million of debt issuance costs related to the Initial Term Loan Facility which are included in Long-term debt on the Condensed Consolidated Balance Sheets as of June 30, 2024 and amortized, thereafter, over the life of the Initial Term Loan Facility. We paid $3.7 million of debt issuance costs related to the Delayed Draw Term Loan Facility and Revolving Credit Facility which are included in Other long-term assets on the Condensed Consolidated Balance Sheets as of June 30, 2024.

We recognized $6.9 million and $12.7 million of interest expense on the Credit Facilities for the three and six months ended June 30, 2024, respectively, of which $298,000 and $639,000 represent non-cash amortization of debt issuance costs for the three and six months ended June 30, 2024, respectively. There was approximately $6.0 million of unamortized debt issuance costs related to the Initial Term Loan Facility as of June 30, 2024.
The proceeds of the initial borrowings were used along with cash on hand to pay off our previously existing credit agreement, dated as of December 1, 2017, and pay related fees and expenses. As a result of this transaction, we recorded a loss on extinguishment of our previously existing debt of $3.7 million during the six months ended June 30, 2024 on our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The proceeds of borrowings under the Delayed Draw Term Loan Facility may be used solely to repurchase or repay our outstanding 4.25% Convertible Senior Notes due July 1, 2025 and to pay related fees and expenses. Subject to the satisfaction of a specified maximum total net leverage ratio and other customary conditions, we may borrow under the Delayed Draw Term Loan Facility at any time and from time to time on or prior to the maturity date of the convertible bonds on July 1, 2025. Loans borrowed under the Delayed Draw Term Loan Facility generally have the same terms as the loans under the Initial Term Loan Facility.
The Credit Facilities contain certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. The covenants include a financial maintenance covenant that requires the company’s total net leverage ratio, as defined in the agreement, to be not greater than 6.25x for the test periods from the second quarter of fiscal year 2024 through the fourth quarter of fiscal year 2024 and not greater than 5.75x from the first quarter of fiscal year 2025 and thereafter. As of June 30, 2024 we are in compliance with our debt covenants.
The Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 3.00%, or the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) plus a margin of 4.00%. In addition, we will be required to pay fees of 0.50% per annum on the daily unused amount of the Revolving Credit Facility and 1.00% per annum on the daily unused amount of the Delayed Draw Term Loan Facility. The Term Loan Facilities initially bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 5.50%, or the Adjusted Term SOFR plus a margin of 6.50%. If, after the second quarter of fiscal year 2025, the company reports total net leverage ratio, as defined in the Credit Facilities, of less than or equal to 3.75x the interest margins applicable to the Term Loan Facilities will be reduced by 25 basis points, to 5.25% and 6.25%, for base rate and Adjusted Term SOFR loans, respectively. As of June 30, 2024 the aggregate interest rate was 11.83% and 9.33% per annum for the Term Loan Facilities and Revolving Credit Facility, respectively.
Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Long-term debt on the Condensed Consolidated Balance Sheets as of June 30, 2024 and the Consolidated Balance Sheets as of December 31, 2023. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of June 30, 2024 was approximately $125.5 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes $1.2 million and $2.5 million for both the three and six months ended June 30, 2024 and 2023, respectively, related to the aggregate of the contractual coupon interest and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. There were approximately $770,000 and $1.1 million of unamortized debt issuance costs related to the Convertible Senior Notes as of June 30, 2024 and December 31, 2023, respectively.

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
We became eligible to redeem the Convertible Senior Notes beginning on July 5, 2023, following the expiration of their non-redemption period. We are able to redeem the Convertible Senior Notes in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of our other securities. As of June 30, 2024 and December 31, 2023 we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes.
Loan Balances
The short-term and long-term balances of our Initial Term Loan Facility, Revolving Credit Facility, and other long-term borrowings were as follows (in thousands):

	June 30, 2024	December 31, 2023
Initial Term Loan Facility	$190,000	$—
Revolving Credit Facility	30,000	—
Convertible Senior Notes	100,000	100,000
Term loan balance	—	211,500
2.45% Sparkasse Zollernalb (KFW Loan 1)	—	61
1.40% Sparkasse Zollernalb (KFW Loan 2)	335	484
Total loan balance	320,335	312,045
Less unamortized loan origination costs	(6,772)	(5,063)
Net borrowings	313,563	306,982
Less short-term loan balance, net	(268)	(1,451)
Long-term loan balance, net	$313,295	$305,531
Interest Expense
Interest expense was $8.3 million and $16.1 million for the three and six months ended June 30, 2024, respectively, as compared to $6.4 million and $12.5 million for the three and six months ended June 30, 2023, respectively. Interest expense includes interest on debt and uncertain tax positions in both periods.

10.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of June 30, 2024 and the Consolidated Financial Statements as of December 31, 2023 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
11.    Revenue Recognition
Disaggregation of Revenue
Revenues are disaggregated by the following geographic regions:
•North America: consists of the US and Canada. We market our approved medical device products and preservation services (predominantly in the US), primarily to physicians through our direct sales representatives who are managed by regional managers.
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
Net revenues by geographic location based on the location of the customer for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America	$48,662	$46,268	$99,590	$89,513
EMEA	34,145	30,143	67,733	58,072
APAC	9,653	8,375	17,262	16,253
LATAM	5,559	4,465	10,865	8,642
Total revenues	$98,019	$89,251	$195,450	$172,480
Also see segment disaggregation information in Note 14 below.
Contract Balances
We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra Design Engineering product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of June 30, 2024 and 2023.
We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of June 30, 2024 and 2023 was not material.

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
Equity Grants
During the six months ended June 30, 2024 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs will be achieved at target levels, together totaled 762,000 shares and had an aggregate grant date fair value of $15.7 million.
During the six months ended June 30, 2023 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 585,000 shares and had an aggregate grant date fair value of $8.0 million.
The Committee did not authorize any grants of stock options during the six months ended June 30, 2024. During the six months ended June 30, 2023 the Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 11,000 shares to certain company officers. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.
Employees purchased common stock totaling 51,000 and 56,000 shares in the six months ended June 30, 2024 and 2023, respectively, through the ESPP.
Stock Compensation Expense
The following weighted-average assumptions were used to determine the fair value of shares purchased under the ESPP:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	ESPP	ESPP
Expected life	0.5 Years	0.5 Years
Expected stock price volatility	0.48	0.48
Risk-free interest rate	5.26%	5.26%
The following table summarizes total stock compensation expenses prior to the capitalization of amounts into Inventory and Deferred preservation costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSA, RSU, and PSU expense	$3,873	$3,396	$6,858	$6,038
Stock option and ESPP expense	583	723	1,270	1,595
Total stock compensation expense	$4,456	$4,119	$8,128	$7,633

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $204,000 and $398,000 for the three and six months ended June 30, 2024, respectively, as compared to $182,000 and $354,000 for the three and six months ended June 30, 2023, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.
13.    (Loss) Income Per Common Share
The following table sets forth the computation of basic and diluted (loss) income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic (loss) income per common share	2024	2023	2024	2023
Net (loss) income	$(2,121)	$(3,382)	$5,412	$(16,914)
Net loss (income) allocated to participating securities	4	12	(13)	68
Net (loss) income allocated to common shareholders	$(2,117)	$(3,370)	$5,399	$(16,846)

Basic weighted-average common shares outstanding	41,683	40,755	41,487	40,595
Basic (loss) income per common share	$(0.05)	$(0.08)	$0.13	$(0.41)

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted (loss) income per common share	2024	2023	2024	2023
Net (loss) income	$(2,121)	$(3,382)	$5,412	$(16,914)
Net loss (income) allocated to participating securities	4	12	(12)	68
Net (loss) income allocated to common shareholders	$(2,117)	$(3,370)	$5,400	$(16,846)

Basic weighted-average common shares outstanding	41,683	40,755	41,487	40,595
Effect of dilutive stock options and awards	—	—	918	—
Diluted weighted-average common shares outstanding	41,683	40,755	42,405	40,595
Diluted (loss) income per common share	$(0.05)	$(0.08)	$0.13	$(0.41)
We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three months ended June 30, 2024 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss. For the six months ended June 30, 2024 781,000 potential common shares related to stock options and awards were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding. For the three and six months ended June 30, 2023 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss.

14.    Segment Information
We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of aortic stent grafts, On-X, surgical sealants, and other product revenues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita® Open NEO, E-vita Open Plus, AMDSTM, NEXUS®, NEXUS DUOTM, E-vita Thoracic 3G, and ArtivexTM. Abdominal stent grafts include our E-xtra Design Engineering, E-nsideTM, E-tegraTM, E-ventusTM BX, and E-liacTM products. Surgical sealants include BioGlue® Surgical Adhesive products. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.
The primary measure of segment performance, as viewed by our management, is segment gross margin or net external revenues less cost of products and preservation services. We do not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.
The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Medical devices	$73,210	$66,003	$144,324	$128,294
Preservation services	24,809	23,248	51,126	44,186
Total revenues	98,019	89,251	195,450	172,480

Cost of products and preservation services:
Medical devices	24,545	20,977	48,295	40,510
Preservation services	10,150	10,190	20,885	20,159
Total cost of products and preservation services	34,695	31,167	69,180	60,669

Gross margin:
Medical devices	48,665	45,026	96,029	87,784
Preservation services	14,659	13,058	30,241	24,027
Total gross margin	$63,324	$58,084	$126,270	$111,811
The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Products:
Aortic stent grafts	$32,190	$28,359	$64,293	$54,509
On-X	20,645	17,946	40,326	35,602
Surgical sealants	18,545	16,566	35,526	33,269
Other	1,830	3,132	4,179	4,914
Total products	73,210	66,003	144,324	128,294

Preservation services	24,809	23,248	51,126	44,186
Total revenues	$98,019	$89,251	$195,450	$172,480

15.    Subsequent Events
Endospan Option and Loan Amendments
On July 1, 2024 Artivion and Endospan entered into the Endospan Option Amendment and the Endospan Loan Amendment.
Under the terms of the Endospan Option Amendment, the price to acquire all of Endospan's outstanding securities from Endospan’s securityholders at the time of acquisition, or the option to acquire all of Endospan’s assets under the Endospan Option was reduced from $250.0 million to $175.0 million, resulting in an upfront acquisition purchase price of $135.0 million, inclusive of the loan off-set. There is no longer a minimum earnout payment of $100.0 million and the maximum earnout payment of $200.0 million remains the same.
As a part of the Endospan Loan Amendment, Artivion agreed to provide Endospan additional secured loans of up to $25.0 million. The additional loans are contracted to be funded in three tranches of $7.0 million, $10.0 million, and $8.0 million, subject to Endospan’s achievement of milestones related to its pursuit of regulatory approval for the NEXUS products that are specified in the Endospan Loan Amendment. The first tranche of $7.0 million was funded following execution of the agreement in July 2024.

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

Part I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, On-X® mechanical heart valves and related surgical products (“On-X” products), surgical sealants, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita® Open NEO, E-vita Open Plus, the Ascyrus Medical Dissection Stent (“AMDS”) hybrid prosthesis, the NEXUS® endovascular stent graft system (“NEXUS”), the NEXUS DUOTM aortic arch stent graft (“NEXUS DUO”), and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering (including ArtivexTM), E-nsideTM, E-tegraTM, E-ventusTM BX, and E-liacTM products. Surgical sealants include our BioGlue® Surgical Adhesive products (“BioGlue”). In addition to these four major product families, we also sell or distribute PhotoFix® bovine surgical patches (“PhotoFix”). We began to manufacture and supply PerClot® hemostatic powder (“PerClot”) during the second quarter of 2023 (as part of the Transitional Manufacturing and Supply Agreement (“TMSA”) of the Baxter Transaction, described below).
We reported quarterly revenues of $98.0 million for the three months ended June 30, 2024, a 10% increase from the three months ended June 30, 2023. The increase in revenues for the three months ended June 30, 2024 was due to an increase in revenues from aortic stent grafts, On-X products, surgical sealants, and preservation services, partially offset by a decrease in revenues from other products. Constant currency revenues, as defined below, increased 10% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.
See the “Results of Operations” section below for additional analysis of the three and six months ended June 30, 2024.
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

Results of Operations
(Tables in thousands, except percentages)
Revenues

	Revenues for the Three Months Ended June 30,			Revenues as a Percentage of Total Revenues for the Three Months Ended June 30,
	2024	2023	Percent Change	2024	2023
Products:
Aortic stent grafts	$32,190	$28,359	14%	33%	32%
On-X	20,645	17,946	15%	21%	20%
Surgical sealants	18,545	16,566	12%	19%	19%
Other	1,830	3,132	-42%	2%	3%
Total products	73,210	66,003	11%	75%	74%

Preservation services	24,809	23,248	7%	25%	26%
Total	$98,019	$89,251	10%	100%	100%

	Revenues for the Six Months Ended June 30,			Revenues as a Percentage of Total Revenues for the Six Months Ended June 30,
	2024	2023	Percent Change	2024	2023
Products:
Aortic stent grafts	$64,293	$54,509	18%	33%	31%
On-X	40,326	35,602	13%	21%	21%
Surgical sealants	35,526	33,269	7%	18%	19%
Other	4,179	4,914	-15%	2%	3%
Total products	144,324	128,294	12%	74%	74%

Preservation services	51,126	44,186	16%	26%	26%
Total	$195,450	$172,480	13%	100%	100%
Revenues increased 10% and 13% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. The increase in revenues for the three months ended June 30, 2024 was due to an increase in revenues from aortic stent grafts, On-X products, surgical sealants, and preservation services, partially offset by a decrease in revenues from other products. The increase in revenues for the six months ended June 30, 2024 was due to an increase in revenues from aortic stent grafts, preservation services, On-X products, and surgical sealants, partially offset by a decrease in revenues from other products.

The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Three Months Ended June 30,				Percent Change From Prior Year
	2024	2023
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$32,190	$28,359	$148	$28,507	13%
On-X	20,645	17,946	(3)	17,943	15%
Surgical sealants	18,545	16,566	—	16,566	12%
Other	1,830	3,132	(2)	3,130	-42%
Total products	73,210	66,003	143	66,146	11%

Preservation services	24,809	23,248	(6)	23,242	7%
Total	$98,019	$89,251	$137	$89,388	10%

North America	48,662	46,268	(11)	46,257	5%
Europe, the Middle East, and Africa	34,145	30,143	177	30,320	13%
Asia Pacific	9,653	8,375	(1)	8,374	15%
Latin America	5,559	4,465	(28)	4,437	25%
Total	$98,019	$89,251	$137	$89,388	10%

	Revenues for the Six Months Ended June 30,				Percent Change From Prior Year
	2024	2023
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$64,293	$54,509	$896	$55,405	16%
On-X	40,326	35,602	101	35,703	13%
Surgical sealants	35,526	33,269	118	33,387	6%
Other	4,179	4,914	3	4,917	-15%
Total products	144,324	128,294	1,118	129,412	12%

Preservation services	51,126	44,186	(4)	44,182	16%
Total	$195,450	$172,480	$1,114	$173,594	13%

North America	99,590	89,513	(7)	89,506	11%
Europe, the Middle East, and Africa	67,733	58,072	982	59,054	15%
Asia Pacific	17,262	16,253	(1)	16,252	6%
Latin America	10,865	8,642	140	8,782	24%
Total	$195,450	$172,480	$1,114	$173,594	13%

Constant currency revenues increased 10% and 13% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. See “Non-GAAP Measures of Financial Performance” below for further background on our non-GAAP measures.
A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2024 is presented below.
Products

Revenues from products increased 11% and 12% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. The increase for the three and six months ended June 30, 2024 was due to an increase in revenues from aortic stent grafts, On-X products, and surgical sealants, partially offset by a decrease in revenues from other products. A discussion of the changes in product revenues for aortic stent grafts, On-X products, surgical sealants, and other product revenues is presented below.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, Brazilian Reals, Polish Zlotys, British Pounds, Canadian Dollars, and Swiss Francs with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, the US Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.
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
Revenues from the sales of aortic stent grafts increased 14% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This increase was primarily due to an increase in the volume of units sold and, to a lesser extent, an increase in average sales prices.
Revenues from the sales of aortic stent grafts increased 18% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This increase was primarily due to an increase in the volume of units sold and, to a lesser extent, the effect of foreign exchange rates and an increase in average sales prices.
Constant currency revenues from the sales of aortic stent grafts increased 13% and 16% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. Revenues for the three and six months ended June 30, 2024 increased primarily in Europe, the Middle East, and Africa (collectively, “EMEA”) and, to a lesser extent, in Latin America and Asia Pacific (“APAC”). The revenue increase in EMEA for the three and six months ended June 30, 2024 was primarily due to an increase in buying patterns in direct (to hospitals) markets.

On-X Products

On-X products include the On-X aortic and mitral heart valves and the On-X ascending aortic prosthesis (“AAP”) for heart valve replacement. Revenues from the sales of On-X products include revenues from the distribution of CarbonAid® CO2 diffusion catheters and from the sale of Chord-X® ePTFE sutures for mitral chordal replacement. On-X products revenue also includes revenue generated from pyrolytic carbon coating services for OEM customers.
Revenues from the sales of On-X products increased 15% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This increase was primarily due to an increase in the volume of units sold and, to a lesser extent, an increase in average sales prices.
Revenues from the sales of On-X products increased 13% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This increase was primarily due to an increase in the volume of units sold and, to a lesser extent, an increase in average sales prices.
Constant currency revenues from the sales of On-X products increased 15% and 13% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. Revenues for the three and six months ended June 30, 2024 increased in all geographies, with the most significant increase in North America. The increase in revenues in North America for the three and six months ended June 30, 2024 was impacted by customer buying patterns.
Domestic revenues from the sales of On-X products accounted for 59% and 61% of total On-X revenues for the three and six months ended June 30, 2024, respectively, as compared to 58% and 59% of total On-X revenues for the three and six months ended June 30, 2023, respectively.
Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants increased 12% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This increase was primarily due to an increase in the volume of milliliters sold and, to a lesser extent, an increase in average sales prices.
Revenues from the sales of surgical sealants increased 7% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This increase was primarily due to an increase in average sales prices and an increase in the volume of milliliters sold.
Constant currency revenues from the sales of surgical sealants increased 12% and 6% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. The increase in revenues for the three months ended June 30, 2024 was due to revenue increases in all geographies, with the most significant increase in North America. The increase in revenues for the six months ended June 30, 2024 was primarily due to revenue increases in EMEA and North America, partially offset by revenue decrease in APAC. The increase in revenues in EMEA for the three and six months ended June 30, 2024 was primarily due to an increase in buying patterns in direct markets. The increase in North America was due to customer buying patterns. The decrease in revenues in APAC for the six months ended June 30, 2024 was impacted by customer buying patterns in certain markets.
Domestic revenues from the sales of surgical sealants accounted for 47% and 49% of total surgical sealant revenues for the three and six months ended June 30, 2024, respectively, as compared to 48% and 50% of total surgical sealant revenues for the three and six months ended June 30, 2023, respectively.
Other
Other revenues are comprised of revenues from PhotoFix and PerClot (as part of the TMSA of the Baxter Transaction described below).

Other revenues decreased 42% and 15% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. The decrease in other revenues for the three and six months ended June 30, 2024 was due to a decrease in PerClot product revenues as a result of timing of shipments.
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
Revenues from tissue processing increased 7% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This increase was primarily due to an increase in average sales prices, partially offset by a decrease in certain tissues shipped.
Revenues from tissue processing increased 16% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This increase was primarily due to an increase in average sales prices, and, to a lesser extent, a change in the mix of tissues shipped.
Cost of Products and Preservation Services
Cost of Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of products	$24,545	$20,977	$48,295	$40,510
Cost of products increased 17% and 19% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. Cost of products for the three and six months ended June 30, 2024 and 2023 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.
The increase in the cost of products for the three months ended June 30, 2024 was primarily due to an increase in the cost of certain aortic stent grafts shipped, and the volume of all products shipped except for other products, as compared to the three months ended June 30, 2023.
The increase in the cost of products for the six months ended June 30, 2024 was primarily due to an increase in the cost of certain aortic stent grafts shipped, and the volume of primarily On-X and aortic stent grafts shipped, as compared to the six months ended June 30, 2023.

Cost of Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of preservation services	$10,150	$10,190	$20,885	$20,159
Cost of preservation services was flat for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Cost of preservation services increased 4% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Cost of preservation services included costs for cardiac and vascular tissue preservation services.
Cost of preservation services for the three months ended June 30, 2024 was impacted by an increase in the cost of certain tissues shipped, partially offset by a decrease in the volume of tissues shipped, as compared to the three months ended June 30, 2023.
The increase in the cost of preservation services for the six months ended June 30, 2024 was primarily due to an increase in the cost of certain tissues shipped, partially offset by the mix of tissues shipped, as compared to the six months ended June 30, 2023.
Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross margin	$63,324	$58,084	$126,270	$111,811
Gross margin as a percentage of total revenues	65%	65%	65%	65%
Gross margin increased 9% and 13% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023.
The increase in gross margin for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was due to an increase in the volume and favorable pricing of certain aortic stent grafts, surgical sealants, and On-X products shipped as well as favorable pricing of certain tissues shipped during the three months ended June 30, 2024. This increase was partially offset by an increase in the cost of certain aortic stent grafts and tissues shipped during the three months ended June 30, 2024.
The increase in gross margin for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was due to an increase in the volume and favorable pricing of certain aortic stent grafts, On-X products, and certain tissues shipped as well as favorable pricing of surgical sealants shipped during the six months ended June 30, 2024. This increase was partially offset by an increase in the cost of certain aortic stent grafts and tissues shipped during the six months ended June 30, 2024.
Gross margin as a percentage of total revenues was flat for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023. Gross margin as a percentage of total revenues was positively impacted by favorable prices of certain tissues and certain aortic stent grafts shipped, offset by an increase in the cost of aortic stent grafts and certain tissues shipped during the three and six months ended June 30, 2024.

Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General, administrative, and marketing expenses	$49,320	$57,241	$80,009	$107,606
General, administrative, and marketing expenses as a percentage of total revenues	50%	64%	41%	62%
General, administrative, and marketing expenses decreased 14% and 26% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. The decrease in General, administrative, and marketing expenses for the three and six months ended June 30, 2024 was primarily due to a decrease in business development expense, partially offset by an increase in personnel-related costs.
General, administrative, and marketing expenses included $2.0 million of business development expense and $15.4 million of business development income for the three and six months ended June 30, 2024, respectively, as compared to $11.1 million and $16.1 million of business development expense for the three and six months ended June 30, 2023, respectively. We incurred $1.8 million of business development expense and $15.7 million of business development income during the three and six months ended June 30, 2024, respectively, related to the fair value adjustments for the Ascyrus contingent consideration, as compared to $10.9 million and $15.7 million of business development expense during the three and six months ended June 30, 2023, respectively. The reduction in the fair value for the six months ended June 30, 2024 was primarily due to an increase in the credit risk spread resulting from the change in the inputs related to the newly issued Credit Facilities further discussed in Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements.”
Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$7,497	$7,418	$14,443	$14,641
Research and development expenses as a percentage of total revenues	8%	8%	7%	8%
Research and development expenses increased 1% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Research and development expenses decreased 1% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Research and development spending for the three and six months ended June 30, 2024 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts and other products.
Gain from Sale of Non-Financial Assets
Gain from sale of non-financial assets for the three and six months ended June 30, 2023 consisted of the net $14.3 million received as part of the Baxter Transaction upon receipt of the PerClot PMA in May 2023.
Interest Expense
Interest expense was $8.3 million and $16.1 million for the three and six months ended June 30, 2024, respectively, as compared to $6.4 million and $12.5 million for the three and six months ended June 30, 2023, respectively. Interest expense for the three and six months ended June 30, 2024 and 2023 primarily relates to interest on debt. The increase in interest expense for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was primarily due to an increase in the interest rate on the Credit Facilities as a result of our debt refinancing in January 2024.

Loss on Extinguishment of Debt
During the six months ended June 30, 2024 we recorded a loss on extinguishment of debt of $3.7 million in connection with the extinguishment of our previously existing term loan. See Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our new credit and guaranty agreement.
Other Expense, Net
Other expense, net was $1.0 million and $2.4 million for the three and six months ended June 30, 2024, respectively, as compared to $4.2 million and $3.3 million for the three and six months ended June 30, 2023, respectively. Other expense, net for the three and six months ended June 30, 2024 primarily included the realized and unrealized effects of foreign currency gains and losses. Other expense, net for the three and six months ended June 30, 2023 primarily included a $5.0 million expense related to a payment to Endospan for achievement of certain milestones related to the NEXUS products.

Earnings

(Table in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Loss) income before income taxes	$(2,427)	$(2,657)	$10,354	$(11,576)
Income tax (benefit) expense	(306)	725	4,942	5,338
Net (loss) income	$(2,121)	$(3,382)	$5,412	$(16,914)

Diluted (loss) income per common share	$(0.05)	$(0.08)	$0.13	$(0.41)
Diluted weighted-average common shares outstanding	41,683	40,755	42,405	40,595
We incurred a loss before income taxes for the three months ended June 30, 2024 and 2023. We incurred income before income taxes for the six months ended June 30, 2024, as compared to a loss before income taxes for the six months ended June 30, 2023. The loss before income taxes for the three months ended June 30, 2024 was impacted by an increase in certain operating expenses to support revenue expansion, an increase in interest expense, and the change in fair value of our financial instruments. The income before income taxes for the six months ended June 30, 2024 was positively impacted by the change in fair value of our financial instruments, partially offset by an increase in certain operating expenses to support revenue expansion, debt extinguishment costs, and an increase in interest expense. The loss before income taxes for the three and six months ended June 30, 2023 was impacted by the change in fair value of our financial instruments, an increase in certain operating expenses to support revenue expansion, and an increase in interest expense.
Our effective income tax rate was a benefit of 13% and an expense of 48% for the three and six months ended June 30, 2024, respectively, as compared to an expense of 27% and 46% for the three and six months ended June 30, 2023, respectively. The change in the tax rate for the three and six months ended June 30, 2024 was primarily due to changes in pre-tax book profit, valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax-effected impact of stock based compensation, as compared to the three and six months ended June 30, 2023.
We incurred a net loss and a diluted loss per common share for the three months ended June 30, 2024 and 2023. We incurred a net income and a diluted income per common share for the six months ended June 30, 2024, as compared to a net loss and a diluted loss per common share for the six months ended June 30, 2023. Net loss and diluted loss per common share for the three months ended June 30, 2024 was primarily due to loss before income taxes, as discussed above. Net income and diluted income per common share for the six months ended June 30, 2024 was primarily due to income before income taxes, as discussed above.

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
We do not believe the demand for our On-X and other products is seasonal.
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
Liquidity and Capital Resources
Net Working Capital
As of June 30, 2024 net working capital (current assets of $285.0 million less current liabilities of $50.6 million) was $234.4 million, with a current ratio (current assets divided by current liabilities) of 6 to 1, as compared to net working capital of $222.8 million and a current ratio of 5 to 1 at December 31, 2023.
Overall Liquidity and Capital Resources
Our primary cash requirements for the six months ended June 30, 2024 were for the payoff of our previously existing credit agreement, debt issuance costs and interest payments under our Credit Facilities (defined below), interest payments under our Convertible Senior Notes (defined below), general working capital needs, and capital expenditures for facilities and equipment.

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
We paid $6.5 million of debt issuance costs related to the Initial Term Loan Facility which are included in Long-term debt on the Condensed Consolidated Balance Sheets as of June 30, 2024 and amortized, thereafter, over the life of the Initial Term Loan Facility. We paid $3.7 million of debt issuance costs related to the Delayed Draw Term Loan Facility and Revolving Credit Facility which are included in Other long-term assets on the Condensed Consolidated Balance Sheets as of June 30, 2024.
We recognized $6.9 million and $12.7 million of interest expense on the Credit Facilities for the three and six months ended June 30, 2024, respectively, of which $298,000 and $639,000 represent non-cash amortization of debt issuance costs for the three and six months ended June 30, 2024, respectively. There was approximately $6.0 million of unamortized debt issuance costs related to the Initial Term Loan Facility as of June 30, 2024.
The proceeds of the initial borrowings were used along with cash on hand to pay off our previously existing credit agreement, dated as of December 1, 2017, and pay related fees and expenses. As a result of this transaction, we recorded a loss on extinguishment of debt of $3.7 million during the six months ended June 30, 2024 on our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. See Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our new Ares Credit Agreement.
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

Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of June 30, 2024 was approximately $125.5 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
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
We became eligible to redeem the Convertible Senior Notes beginning on July 5, 2023, following the expiration of their non-redemption period. We are able to redeem the Convertible Senior Notes in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of our other securities. As of June 30, 2024 and December 31, 2023 we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes.
As of June 30, 2024 approximately 29% of our cash and cash equivalents were held in foreign jurisdictions.
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flows provided by (used in):
Operating activities	$642	$755
Investing activities	(6,124)	4,235
Financing activities	556	3,404
Effect of exchange rate changes on cash and cash equivalents	1,005	1,030
(Decrease) increase in cash and cash equivalents	$(3,921)	$9,424

Net Cash Flows from Operating Activities
Net cash provided by operating activities was $642,000 and $755,000 for the six months ended June 30, 2024 and 2023, respectively.
We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the six months ended June 30, 2024 these non-cash items primarily included $15.7 million of fair value adjustments of financial instruments, $11.8 million of depreciation and amortization expenses, $7.7 million of non-cash compensation, $3.9 million of non-cash lease expenses, $3.7 million of loss on extinguishment of debt, $1.5 million of write-down of inventories and deferred preservation costs, and $1.0 million of deferred income tax changes.
Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the six months ended June 30, 2024 these included the unfavorable effect of $6.4 million due to the timing differences between recording receivables and the receipt of cash and $6.0 million due to timing differences between the recording of accounts payable, accrued expenses, and other liabilities and the payment of cash, $5.2 million due to an increase in prepaid expenses and other assets, and $2.2 million due to an increase in inventory balances and deferred preservation costs.
Net Cash Flows from Investing Activities
Net cash used in investing activities was $6.1 million for the six months ended June 30, 2024, as compared to net cash provided by investing activities of $4.2 million for the six months ended June 30, 2023. During the six months ended June 30, 2024 cash flows used in investing activities included $6.1 million of cash used for capital expenditures.
Net Cash Flows from Financing Activities
Net cash provided by financing activities was $556,000 and $3.4 million for the six months ended June 30, 2024 and 2023, respectively. The current year cash provided by financing activities was primarily due to $190.0 million of proceeds from the Initial Term Loan Facility, $30.0 million of proceeds from the Revolving Credit Facility, and $3.6 million of proceeds from the exercise of stock options and issuances of common stock, partially offset by $211.7 million for the repayment of debt, $10.0 million for the payment of debt issuance costs, and $1.0 million for the payments of short-term notes payable.
Scheduled Contractual Obligations and Future Payments
Our long-term debt obligations and interest payments include $320.3 million of scheduled principal payments and $138.1 million in anticipated interest payments related to our Initial Term Loan Facility, Revolving Credit Facility, Convertible Senior Notes, and other governmental loans.
We have contingent payment obligations that include up to $100.0 million to be paid to the former shareholders of Ascyrus upon the achievement of certain milestones. As part of the transaction with Baxter, we may be required to pay up to $3.0 million if certain milestones are met. Pursuant to the Amended and Restated Loan Agreement with Endospan Ltd. (“Endospan”) dated July 1, 2024, we have agreed as the lender to fund up to $25.0 million in secured tranches, the first $7.0 million tranche was funded on July 11, 2024. The remaining $18.0 million of payments are subject to Endospan’s achievement of milestones related to its pursuit of regulatory approval for the NEXUS products.
Our operating and finance lease obligations result from the lease of land and buildings that comprise our corporate headquarters and our various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on company vehicles; and leases on a variety of office and other equipment.
Capital Expenditures
Capital expenditures were $6.1 million and $5.0 million for the six months ended June 30, 2024 and 2023, respectively. Capital expenditures for the six months ended June 30, 2024 were primarily related to routine purchases of computer software, manufacturing and tissue processing equipment, leasehold improvements, and computer equipment needed to support our business.

Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest income and interest expense are sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash and cash equivalents of $55.0 million as of June 30, 2024 and interest paid on the outstanding balances, if any, of our variable rate Credit Facilities and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us for the six months ended June 30, 2024, affecting our cash and cash equivalents, Credit Facilities, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.
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
An additional 10% adverse change in exchange rates from the exchange rates in effect on June 30, 2024 affecting our balances denominated in foreign currencies could impact our financial position or cash flows by approximately $7.0 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the six months ended June 30, 2024 affecting our revenue and expense transactions denominated in foreign currencies would not have had a material impact on our financial position or profitability.
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
Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2024 the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes to Disclosure Controls and Procedures
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•Broader exposure to corruption and expanded compliance obligations, including under the Foreign Corrupt Practices Act, the UK Bribery Law, local anti-corruption laws, Office of Foreign Asset Control administered sanction programs, the European Union’s General Data Protection Regulation and Corporate Sustainability Reporting Directive, and other emerging corruption, sustainability, and data privacy and cybersecurity regulations;
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

As an example of this risk, via a Ministerial Decree of July 6, 2022, published September 15, 2022, the Italian government stated that the spending ceiling for medical devices at the national and regional levels had been exceeded, requiring medical device companies to pay back alleged overpayments the government claims companies received between 2015 and 2018. Currently, Artivion’s repayment exposure for this period is estimated at approximately €215,000, which is subject to change as judicial challenges and negotiations between us, industry, US government representatives, and the Italian government are ongoing.

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
In addition, US and foreign governmental authorities have adopted laws and regulations that restrict tissue preservation services and the avenues available to distribute processed tissues. Any of these laws or regulations could change, including becoming more restrictive, or our interpretation of them could be challenged by governmental authorities.

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
•If acquisition consideration consists of earnouts, our earnings may be affected by changes in estimates of future contingent consideration; or
•Earnings may be affected by transaction and integration costs, which are expensed immediately.
As an example of this risk, we fully impaired the value of our original securities purchase option agreement with Endospan (“Endospan Option”) and fully wrote-down the value of our original agreement for a secured loan from Artivion to Endospan (“Endospan Loan”), primarily driven by a decrease in forecasted operating results. This impairment, and other potential risks like those mentioned above, may adversely affect the market value of our common stock.

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

•Our Existing CE Marks: The extended timeline for the MDR transition has resulted in certain MDD-based CE Marks expiring prior to the completion of the transition. Our MDD-based CE Mark for BioGlue expired in December 2021, and for Chord-X in September 2022. Although we were able to successfully gain CE Mark for BioGlue under the MDR, certification for Chord-X remains outstanding;
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

While we continue to make progress on the MDR transition, the transition to new notified bodies, and the renewal of expired CE Marks, failure to timely complete any transfers or renewals, or to comply with transition to a newly designated UK Approved Body, or further delays in the MDR transition as a whole, may have a material, adverse effect on our ability to supply product in certain jurisdictions, have a material, adverse impact on our business, and may also impact our Medical Device Single Audit Program (“MDSAP”) certifications. Failure to timely obtain new MDSAP certifications following their expiration may impact our ability to distribute covered products in Australia, Brazil, Canada, and Japan.

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
Our relationships with physicians, hospitals, government officials, healthcare providers, and others are subject to scrutiny under various US and international bribery, anti-kickback, false claims, privacy, transparency, and similar laws, often referred to collectively as “healthcare compliance laws.” Healthcare compliance laws are broad, sometimes ambiguous, counterintuitive, complex, and subject to change and changing interpretations. Our global expansion into higher-risk regions and the ongoing wars in Ukraine and Gaza, and the current and future sanctions imposed on Russia and others as a result may exacerbate these risks. See also Part I, Item 1A, “Risk Factors – Business and Economic Risks - We are subject to a variety of risks due to our international operations and continued global expansion.” Possible sanctions for violation of these healthcare compliance laws include fines, civil and criminal penalties, exclusion from government healthcare programs, and despite our compliance efforts, we face the risk of an enforcement activity or a finding of a violation of these laws.
We have entered into consulting and product development agreements with healthcare professionals and healthcare organizations, including some who may order our products or make decisions to use them. We have also adopted the AdvaMed Code of Conduct, the MedTech Europe Code of Ethical Business Practice, and the APACMed Code of Ethical Conduct which govern our relationships with healthcare professionals to bolster our compliance with healthcare compliance laws. While our relationships with healthcare professionals, government officials, and organizations are structured to comply with such laws and we conduct training sessions on these laws and codes, it is possible that enforcement authorities may view our relationships as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties or debarment. In any event, any enforcement review of or action against us as a result of such review, regardless of outcome, could be costly and time consuming. Additionally, we cannot predict the impact of any changes in or interpretations of these laws, whether these changes will be retroactive or will have effect on a going-forward basis only.
The proliferation of new and expanded regulatory regimes like the General Data Protection Regulation and Corporate Sustainability Reporting Directive in the European Union, could adversely affect our business.

An increasing number of federal, state, and foreign laws and regulations are being promulgated to address topics relating to data privacy, sustainability, and artificial intelligence. These regulations some of which can be enforced by private parties or governmental entities, have been or are being promulgated and are constantly evolving. These laws and regulations may include new compliance or disclosure requirements for companies which increases our operating costs and requires significant management time and energy. Many of these laws and regulations, including the European Union’s General Data Protection Regulation (“GDPR”) also include significant penalties for noncompliance. Although our practices, policies, and procedures are intended to comply with relevant laws and regulations, there can be no assurance that regulatory or enforcement authorities will view our arrangements as being in compliance with all applicable laws, or that one or more of our employees or agents will not disregard aspects of our compliance programs. Any resulting government enforcement activities may be costly, result in negative publicity, or subject us to significant penalties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The Company did not repurchase any of its equity security during the three months ended June 30, 2024.
Under our Credit Facilities, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2024 none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities during the quarter ended June 30, 2024.

Item 6. Exhibits.
The exhibit index can be found below.

Exhibit Number	Description
3.1	Amended and Restated Delaware Certificate of Incorporation, effective May 15, 2024. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2024).
3.2	Amended and Restated Bylaws of Artivion, Inc., effective May 15, 2024, a Delaware Corporation (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 17, 2024).
10.1*	First Amendment to Credit and Guaranty Agreement by and among Artivion, Inc., On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc., and Ascyrus Medical, LLC, as subsidiary guarantors, the lenders from time to time party thereto and Ares Capital Corporation, as administrative agent and collateral agent, dated June 13, 2024.
10.2+*	Amended and Restated Loan Agreement, dated July 1, 2024, by and between Artivion, Inc., as lender, and Endospan Ltd., as borrower.
31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Lance A. Berry pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 USC. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
______________________

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.
+	The Registrant has redacted exhibit provisions or terms that are both not material and would likely cause competitive harm to the Registrant if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTIVION, INC.
(Registrant)

/s/ J. PATRICK MACKIN	/s/ LANCE A. BERRY
J. PATRICK MACKIN	LANCE A. BERRY
Chairman, President, and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer and Executive Vice President, Finance (Principal Financial Officer)

August 9, 2024
DATE