Form 10-Q
period 2024-09-30
ARTIVION, INC.
filed 2024-11-08
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2024
Common Stock, $0.01 par value	41,919,896

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Products	$71,244	$63,747	$215,568	$192,041
Preservation services	24,535	24,107	75,661	68,293
Total revenues	95,779	87,854	291,229	260,334

Cost of products and preservation services:
Products	24,412	21,574	72,707	62,084
Preservation services	10,358	10,010	31,243	30,169
Total cost of products and preservation services	34,770	31,584	103,950	92,253

Gross margin	61,009	56,270	187,279	168,081

Operating expenses:
General, administrative, and marketing	50,017	51,093	130,026	158,699
Research and development	6,605	6,421	21,048	21,062
Total operating expenses	56,622	57,514	151,074	179,761
Gain from sale of non-financial assets	—	—	—	(14,250)
Operating income (loss)	4,387	(1,244)	36,205	2,570

Interest expense	8,405	6,603	24,535	19,055
Interest income	(366)	(339)	(1,093)	(679)
Loss on extinguishment of debt	—	—	3,669	—
Other (income) expense, net	(2,386)	1,911	6	5,189

(Loss) income before income taxes	(1,266)	(9,419)	9,088	(20,995)
Income tax expense	1,022	382	5,964	5,720

Net (loss) income	$(2,288)	$(9,801)	$3,124	$(26,715)

(Loss) income per share:
Basic	$(0.05)	$(0.24)	$0.07	$(0.65)
Diluted	$(0.05)	$(0.24)	$0.07	$(0.65)

Weighted-average common shares outstanding:
Basic	41,844	40,881	41,607	40,691
Diluted	41,844	40,881	42,621	40,691

Net (loss) income	$(2,288)	$(9,801)	$3,124	$(26,715)
Other comprehensive income (loss):
Foreign currency translation adjustments	8,393	(7,070)	2,529	(1,423)
Unrealized (loss) gain from foreign currency intra-entity loans, net of tax	(2,060)	2,060	(47)	1,855
Comprehensive income (loss)	$4,045	$(14,811)	$5,606	$(26,283)
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,173	$58,940
Trade receivables, net	75,686	71,796
Other receivables	2,288	2,342
Inventories, net	84,123	81,976
Deferred preservation costs, net	50,421	49,804
Prepaid expenses and other	19,267	15,810
Total current assets	287,958	280,668

Goodwill	248,745	247,337
Acquired technology, net	135,052	142,593
Operating lease right-of-use assets, net	41,206	43,822
Property and equipment, net	38,262	38,358
Other intangibles, net	29,527	29,638
Deferred income taxes	1,458	1,087
Other long-term assets	20,936	8,894
Total assets	$803,144	$792,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,146	$13,318
Current portion of long-term debt	99,698	1,451
Accrued expenses	15,888	12,732
Accrued compensation	15,236	18,715
Current maturities of operating leases	4,513	3,395
Taxes payable	3,521	3,840
Accrued procurement fees	1,456	1,439
Other current liabilities	1,380	2,972
Total current liabilities	152,838	57,862

Long-term debt	214,270	305,531
Contingent consideration	51,720	63,890
Non-current maturities of operating leases	41,440	43,977
Deferred income taxes	18,538	21,851
Deferred compensation liability	7,930	6,760
Non-current finance lease obligation	3,194	3,405
Other long-term liabilities	8,475	7,341
Total liabilities	$498,405	$510,617

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock (75,000 shares authorized, 43,392 and 42,569 shares issued in 2024 and 2023, respectively)	434	426
Additional paid-in capital	373,264	355,919
Retained deficit	(44,783)	(47,907)
Accumulated other comprehensive loss	(9,528)	(12,010)
Treasury stock, at cost, 1,487 shares as of September 30, 2024 and December 31, 2023	(14,648)	(14,648)
Total stockholders’ equity	304,739	281,780

Total liabilities and stockholders’ equity	$803,144	$792,397
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Net cash flows from operating activities:
Net income (loss)	$3,124	$(26,715)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	17,910	17,260
Change in fair value of contingent consideration	(12,170)	21,900
Non-cash compensation	11,499	10,466
Non-cash lease expense	5,860	5,467
Deferred income taxes	(4,187)	(7,250)
Non-cash debt extinguishment expense	3,669	—
Write-down of inventories and deferred preservation costs	2,911	3,726
Fair value adjustment of Endospan agreements	(195)	5,000
Gain from sale of non-financial assets	—	(14,250)
Other	1,818	2,325
Changes in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	(5,237)	412
Inventories and deferred preservation costs	(4,791)	(10,592)
Prepaid expenses and other assets	(4,758)	(527)
Receivables	(3,356)	765
Net cash flows provided by operating activities	12,097	7,987

Net cash flows from investing activities:
Capital expenditures	(9,763)	(7,083)
Payments for Endospan agreements	(7,000)	(5,000)
Proceeds from sale of non-financial assets, net	—	14,250
Net cash flows (used in) provided by investing activities	(16,763)	2,167

Net cash flows from financing activities:
Proceeds from issuance of debt	190,000	—
Proceeds from revolving credit facility	30,000	—
Proceeds from exercise of stock options and issuance of common stock	5,285	3,467
Proceeds from financing insurance premiums	—	3,558
Repayment of debt	(211,765)	(2,063)
Payment of debt issuance costs	(10,044)	—
Principal payments on short-term notes payable	(1,027)	(1,522)
Other	(420)	(945)
Net cash flows provided by financing activities	2,029	2,495

Effect of exchange rate changes on cash and cash equivalents	(130)	1,481
(Decrease) increase in cash and cash equivalents	(2,767)	14,130

Cash and cash equivalents beginning of period	58,940	39,351
Cash and cash equivalents end of period	$56,173	$53,481
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2024	43,279	$433	$367,627	$(42,495)	$(15,861)	(1,487)	$(14,648)	$295,056
Net loss	—	—	—	(2,288)	—	—	—	(2,288)
Other comprehensive income, net of tax	—	—	—	—	6,333	—	—	6,333
Equity compensation	11	—	3,940	—	—	—	—	3,940
Exercise of options	35	—	676	—	—	—	—	676
Employee stock purchase plan	67	1	1,021	—	—	—	—	1,022
Balance at September 30, 2024	43,392	$434	$373,264	$(44,783)	$(9,528)	(1,487)	$(14,648)	$304,739

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	42,569	$426	$355,919	$(47,907)	$(12,010)	(1,487)	$(14,648)	$281,780
Net income	—	—	—	3,124	—	—	—	3,124
Other comprehensive income, net of tax	—	—	—	—	2,482	—	—	2,482
Equity compensation	499	5	12,063	—	—	—	—	12,068
Exercise of options	206	2	3,522	—	—	—	—	3,524
Employee stock purchase plan	118	1	1,760	—	—	—	—	1,761
Balance at September 30, 2024	43,392	$434	$373,264	$(44,783)	$(9,528)	(1,487)	$(14,648)	$304,739
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (continued)
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2023	42,443	$424	$347,030	$(34,131)	$(16,167)	(1,487)	$(14,648)	$282,508
Net loss	—	—	—	(9,801)	—	—	—	(9,801)
Other comprehensive loss, net of tax	—	—	—	—	(5,010)	—	—	(5,010)
Equity compensation	8	—	3,392	—	—	—	—	3,392
Employee stock purchase plan	86	1	885					886
Balance at September 30, 2023	42,537	$425	$351,307	$(43,932)	$(21,177)	(1,487)	$(14,648)	$271,975

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	41,830	$418	$337,385	$(17,217)	$(21,609)	(1,487)	$(14,648)	$284,329
Net loss	—	—	—	(26,715)	—	—	—	(26,715)
Other comprehensive income, net of tax	—	—	—	—	432	—	—	432
Equity compensation	409	4	11,021	—	—	—	—	11,025
Exercise of options	196	2	2,004	—	—	—	—	2,006
Employee stock purchase plan	142	2	1,459	—	—	—	—	1,461
Redemption and repurchase of stock to cover tax withholdings	(40)	(1)	(562)	—	—	—	—	(563)
Balance at September 30, 2023	42,537	$425	$351,307	$(43,932)	$(21,177)	(1,487)	$(14,648)	$271,975

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Consolidated Balance Sheet as of December 31, 2023 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three and nine months ended, September 30, 2024 and 2023 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by US GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Certain prior-year amounts have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2023. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with US GAAP, which require us to make estimates and assumptions. We did not experience any significant changes during the three and nine months ended September 30, 2024 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2023.
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
Following receipt of the PMA, under the terms of the TMSA, we began manufacturing and supplying PerClot for Baxter and recorded $994,000 and $2.3 million of PerClot revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the three and nine months ended September 30, 2024, respectively. We recorded $2.0 million and $3.6 million of PerClot revenues on the Condensed Consolidated Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2023, respectively.
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
On July 1, 2024 Artivion and Endospan entered into an amendment to the Endospan Option (“Endospan Option Amendment”) which amended the terms of the previously existing Endospan Option.

Under the terms of the Endospan Option Amendment, the price to acquire all of Endospan’s outstanding securities from Endospan’s securityholders at the time of acquisition, or the option to acquire all of Endospan’s assets under the Endospan Option was reduced from $250.0 million to $175.0 million, resulting in an upfront acquisition purchase price of $135.0 million, inclusive of the loan off-set. There is no longer a minimum earnout payment of $100.0 million and the maximum earnout payment of $200.0 million remains the same. The value of the Endospan Option was fully impaired during the fourth quarter of fiscal year 2021. We estimated the fair value of the Endospan Option after the Endospan Option Amendment utilizing the Monte Carlo simulation. Inputs in our valuation of the Endospan agreements included cash payments and anticipated payments based on the executed agreements with Endospan, projected discounted cash flows in connection with the Endospan transaction, our expected internal rate of return and discount rates, and our assessed probability and timing of receipt of certification of certain approvals and milestones in obtaining FDA approval. Based on this calculation, we recorded $3.1 million for the fair value of the Endospan Option as of the Endospan Option Amendment transaction date and as of September 30, 2024.
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
We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics and adjust the amount recorded to its current fair market value at each reporting period. We performed an assessment of the fair value of the Endospan Loan, including the funding of the third tranche payment in May 2023. We determined that the loan had no fair value as of June 30, 2023 and recorded a $5.0 million expense included in Other expense, net within the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023. After entering into the Endospan Loan Amendment, defined below, we determined that the Endospan Loan had a fair value of $298,000 as of September 30, 2024.
On July 1, 2024 Artivion and Endospan entered into an Amended and Restated Loan Agreement (“Endospan Loan Amendment”) which amended the terms of the previously existing Endospan Loan.
As a part of the Endospan Loan Amendment, Artivion agreed to fund Endospan additional secured loans of up to $25.0 million. The additional loans are contracted to be funded in three tranches of $7.0 million, $10.0 million, and $8.0 million, subject to Endospan’s achievement of milestones related to its pursuit of regulatory approval for the NEXUS products that are specified in the Endospan Loan Amendment. The first tranche of $7.0 million was funded following execution of the agreement during the three months ended September 30, 2024.
We elected the fair value option for recording the Endospan Loan and the additional secured loans as part of the Endospan Loan Amendment (collectively the “Endospan Loans”). We performed an assessment of the first tranche loan of $7.0 million and determined that the first tranche loan had a fair value of $3.8 million as of September 30, 2024 which is recorded in “Other long-term assets” on the Condensed Consolidated Balance Sheets as of September 30, 2024.

4.    Financial Instruments
The following is a summary of our financial instruments measured at fair value on a recurring basis (in thousands):

September 30, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$21,487	$—	$—	$21,487
Certificates of deposit	3,490	—	—	3,490
Endospan Loans	—	—	4,059	4,059
Total assets	$24,977	$—	$4,059	$29,036

Long-term liabilities:
Contingent consideration	—	—	(51,720)	(51,720)
Total liabilities	$—	$—	$(51,720)	$(51,720)

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,802	$—	$—	$22,802
Certificates of deposit	3,968	—	—	3,968
Total assets	$26,770	$—	$—	$26,770

Long-term liabilities:
Contingent consideration	—	—	(63,890)	(63,890)
Total liabilities	$—	$—	$(63,890)	$(63,890)
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds and certificates of deposit. The estimated market value of all cash equivalents is equal to cost basis as there were no gross realized gains or losses on cash equivalents for the three and nine months ended September 30, 2024 and 2023. We recorded the Endospan Loans, classified as Level 3, as a result of the Endospan Loan Amendment in July 2024. See Note 3 for further discussion of the Endospan Loan Amendment.
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
The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 16% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of September 30, 2024. We will remeasure this liability at each reporting date and will record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Increases or decreases in the fair value of the contingent consideration liability can result from changes in passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.

We performed an assessment of the fair value of the contingent consideration and recorded a fair value increase of $3.5 million and a fair value reduction of $12.2 million for the three and nine months ended September 30, 2024, respectively, as compared to a fair value increase of $6.2 million and $21.9 million for the three and nine months ended September 30, 2023, respectively, in General, administrative, and marketing expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), as a result of this assessment. The reduction in the fair value for the nine months ended September 30, 2024 was primarily due to an increase in the credit risk spread resulting from the change in the inputs related to the newly issued Credit Facilities in the first quarter of 2024, as further discussed in Note 9.
The fair value of the contingent consideration component of the Ascyrus acquisition was updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Endospan Loans
Balance as of December 31, 2023	—
Initial value of Endospan Loans	3,517
Change in valuation	542
Balance as of September 30, 2024	$4,059

Contingent Consideration
Balance as of December 31, 2023	$(63,890)
Change in valuation	12,170
Balance as of September 30, 2024	$(51,720)
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Although we believe that the recorded fair values of our financial instruments are appropriate, these fair values may not be reflective of future fair values.
The contingent consideration liability of $51.7 million and $63.9 million was included in Long-term liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2024 and the Consolidated Balance Sheets as of December 31, 2023, respectively.
5.    Inventories, net and Deferred Preservation Costs
Inventories, net at September 30, 2024 and December 31, 2023 were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials and supplies	$36,037	$36,907
Work-in-process	15,602	12,687
Finished goods	32,484	32,382
Total inventories, net	$84,123	$81,976
To facilitate product usage, we maintain consignment inventory of our On-X® heart valves at domestic hospital locations and On-X heart valves and aortic stent grafts at international hospital locations. We retain title and control over this consignment inventory until we receive a notification of implantation, at which time we invoice the hospital and recognize revenue. As of September 30, 2024 we had $10.7 million in consignment inventory, with approximately 40% in domestic locations and 60% in international locations. As of December 31, 2023 we had $10.7 million in consignment inventory, with approximately 44% in domestic locations and 56% in international locations.
Total deferred preservation costs were $50.4 million and $49.8 million as of September 30, 2024 and December 31, 2023, respectively.

Inventory and deferred preservation costs obsolescence reserves were $3.7 million and $3.0 million as of September 30, 2024 and December 31, 2023, respectively.
6.    Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
As of September 30, 2024 and December 31, 2023 the carrying values of our indefinite lived intangible assets were as follows (in thousands):

	September 30, 2024	December 31, 2023
Goodwill	$248,745	$247,337
In-process R&D	2,183	2,154
Procurement contracts and agreements	2,013	2,013
We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We did not record any impairment of indefinite lived intangible assets during the three and nine months ended September 30, 2024. In-process research and development, procurement contracts and agreements were included in Other intangibles, net on the Condensed Consolidated Balance Sheets as of September 30, 2024 and the Consolidated Balance Sheets as of December 31, 2023.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.
We evaluate our goodwill and non-amortizing intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of September 30, 2024 we concluded that our assessment of current factors did not indicate that goodwill or non-amortizing intangible assets are more likely than not to be impaired. We will continue to evaluate the recoverability of these non-amortizing intangible assets in future periods as necessary.
As of September 30, 2024 and December 31, 2023 the carrying value of goodwill, all of which is related to our Medical Devices segment, was as follows (in thousands):

Medical Devices Segment
Balance as of December 31, 2023	$247,337
Foreign currency translation	1,408
Balance as of September 30, 2024	$248,745

Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. As of September 30, 2024 and December 31, 2023 the gross carrying values, accumulated amortization, and approximate amortization period of our definite lived intangible assets were as follows (in thousands, except weighted average useful life):

September 30, 2024	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$203,219	$68,167	$135,052	18.2
Other intangibles:
Customer lists and relationships	28,754	11,342	17,412	21.6
Distribution and manufacturing rights and know-how	9,735	9,279	456	5.0
Patents	4,422	3,261	1,161	17.0
Other	11,541	5,239	6,302	5.0
Total other intangibles	$54,452	$29,121	$25,331	9.3

December 31, 2023	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$201,897	$59,304	$142,593	18.2
Other intangibles:
Customer lists and relationships	28,729	10,334	18,395	21.6
Distribution and manufacturing rights and know-how	9,608	7,807	1,801	5.0
Patents	4,365	3,225	1,140	17.0
Other	7,815	3,680	4,135	5.0
Total other intangibles	$50,517	$25,046	$25,471	10.0
Amortization Expense
The following is a summary of amortization expense as recorded in General, administrative, and marketing expenses on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$3,990	$3,766	$11,650	$11,453
As of September 30, 2024 scheduled amortization of intangible assets for the next five years is as follows (in thousands):

	Remainder of 2024	2025	2026	2027	2028	2029	Total
Amortization expense	$4,073	$13,634	$13,249	$13,140	$12,944	$12,745	$69,785

7.    Income Taxes
Income Tax Expense
Our effective income tax rate was an expense of 81% and 66% for the three and nine months ended September 30, 2024, respectively, as compared to an expense of 4% and 27% for the three and nine months ended September 30, 2023, respectively. Our income tax rate for the three and nine months ended September 30, 2024 and 2023 was primarily impacted by changes in anticipated full year pre-tax operating results, profit mix among jurisdictions, our valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax-effected impact of stock based compensation.
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
We maintained a net deferred tax liability of $17.1 million and $20.8 million as of September 30, 2024 and December 31, 2023, respectively. Our valuation allowance against our deferred tax assets was $34.4 million and $32.9 million as of September 30, 2024 and December 31, 2023, respectively, primarily related to net operating loss carryforwards, disallowed excess interest carryforwards, change in contingent consideration, and capitalized research and development expenses.
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

Information related to leases included in the Condensed Consolidated Balance Sheets was as follows (in thousands, except lease term and discount rate):

Operating leases:	September 30, 2024	December 31, 2023
Operating lease right-of-use assets, net	$41,206	$43,822

Current maturities of operating leases	$4,513	$3,395
Non-current maturities of operating leases	41,440	43,977
Total operating lease liabilities	$45,953	$47,372

Finance leases:
Property and equipment, at cost	$7,218	$6,862
Accumulated amortization	(3,637)	(3,136)
Property and equipment, net	$3,581	$3,726

Current maturities of finance leases	$650	$582
Non-current maturities of finance leases	3,194	3,405
Total finance lease liabilities	$3,844	$3,987

Weighted average remaining lease term (in years):
Operating leases	9.8	10.4
Finance leases	5.9	6.8

Weighted average discount rate:
Operating leases	6.3%	6.3%
Finance leases	2.3%	2.2%
Current maturities of finance leases are included as a component of Other current liabilities on our Condensed Consolidated Balance Sheets. A summary of lease expenses for our finance and operating leases included in General, administrative, and marketing expenses on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of property and equipment	$159	$136	$468	$400
Interest expense on finance leases	22	20	67	62
Total finance lease expense	181	156	535	462
Operating lease expense	1,963	1,836	5,860	5,467
Sublease income	(133)	(87)	(332)	(101)
Total lease expense	$2,011	$1,905	$6,063	$5,828

A summary of our cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows for operating leases	$5,798	$5,422
Financing cash flows for finance leases	469	396
Operating cash flows for finance leases	67	62
Future minimum lease payments are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2024	$183	$1,546
2025	721	7,516
2026	700	6,976
2027	688	6,288
2028	652	5,934
Thereafter	1,155	34,021
Total minimum lease payments	4,099	62,281
Less amount representing interest	(255)	(16,328)
Present value of net minimum lease payments	3,844	45,953
Less current maturities	(650)	(4,513)
Lease liabilities, less current maturities	$3,194	$41,440
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
Upon closing, we borrowed $190.0 million under the Initial Term Loan Facility and $30.0 million under the Revolving Credit Facility. The remaining $30.0 million of undrawn availability under the Revolving Credit Facility may be drawn for working capital, capital expenditures, and other general corporate purposes. The Delayed Draw Term Loan Facility remained undrawn as of September 30, 2024.
We paid $6.5 million of debt issuance costs related to the Initial Term Loan Facility which are included in Long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2024 and amortized, thereafter, over the life of the Initial Term Loan Facility. We paid $3.7 million of debt issuance costs related to the Delayed Draw Term Loan Facility and Revolving Credit Facility which are included in Other long-term assets on the Condensed Consolidated Balance Sheets as of September 30, 2024.

We recognized $7.1 million and $19.8 million of interest expense on the Credit Facilities for the three and nine months ended September 30, 2024, respectively, of which $358,000 and $997,000 represent non-cash amortization of debt issuance costs for the three and nine months ended September 30, 2024, respectively. There was approximately $5.7 million of unamortized debt issuance costs related to the Initial Term Loan Facility as of September 30, 2024.
The proceeds of the initial borrowings were used along with cash on hand to pay off our previously existing credit agreement, dated as of December 1, 2017, and pay related fees and expenses. As a result of this transaction, we recorded a loss on extinguishment of our previously existing debt of $3.7 million during the nine months ended September 30, 2024 on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The proceeds of borrowings under the Delayed Draw Term Loan Facility may be used solely to repurchase or repay our outstanding 4.25% Convertible Senior Notes due July 1, 2025 and to pay related fees and expenses. Subject to the satisfaction of a specified maximum total net leverage ratio and other customary conditions, we may borrow under the Delayed Draw Term Loan Facility at any time and from time to time on or prior to the maturity date of the convertible bonds on July 1, 2025. Loans borrowed under the Delayed Draw Term Loan Facility generally have the same terms as the loans under the Initial Term Loan Facility.
The Credit Facilities contain certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. The covenants include a financial maintenance covenant that requires the company’s total net leverage ratio, as defined in the agreement, to be not greater than 6.25x for the test periods from the second quarter of fiscal year 2024 through the fourth quarter of fiscal year 2024 and not greater than 5.75x from the first quarter of fiscal year 2025 and thereafter. As of September 30, 2024 we are in compliance with our debt covenants.
The Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 3.00%, or the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) plus a margin of 4.00%. In addition, we will be required to pay fees of 0.50% per annum on the daily unused amount of the Revolving Credit Facility and 1.00% per annum on the daily unused amount of the Delayed Draw Term Loan Facility. The Term Loan Facilities initially bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 5.50%, or the Adjusted Term SOFR plus a margin of 6.50%. If, after the second quarter of fiscal year 2025, the company reports total net leverage ratio, as defined in the Credit Facilities, of less than or equal to 3.75x the interest margins applicable to the Term Loan Facilities will be reduced by 25 basis points, to 5.25% and 6.25%, for base rate and Adjusted Term SOFR loans, respectively. As of September 30, 2024 the aggregate interest rate was 11.78% and 9.28% per annum for the Term Loan Facilities and Revolving Credit Facility, respectively.
Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes balance was $100.0 million recorded in Current portion of long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2024 and Long-term debt on the Consolidated Balance Sheets as of December 31, 2023. The Convertible Senior Notes are scheduled to mature on July 1, 2025. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of September 30, 2024 was approximately $125.4 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
The interest expense recognized on the Convertible Senior Notes includes $1.2 million and $3.7 million for both the three and nine months ended September 30, 2024 and 2023, respectively, related to the aggregate of the contractual coupon interest and the amortization of the debt issuance costs. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. There were approximately $582,000 and $1.1 million of unamortized debt issuance costs related to the Convertible Senior Notes as of September 30, 2024 and December 31, 2023, respectively.

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
We became eligible to redeem the Convertible Senior Notes beginning on July 5, 2023, following the expiration of their non-redemption period. We are able to redeem the Convertible Senior Notes in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of our other securities. As of September 30, 2024 and December 31, 2023 we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes.
Loan Balances
The short-term and long-term balances of our Initial Term Loan Facility, Revolving Credit Facility, Convertible Senior Notes, and other long-term borrowings were as follows (in thousands):

	September 30, 2024	December 31, 2023
Initial Term Loan Facility	$190,000	$—
Revolving Credit Facility	30,000	—
Convertible Senior Notes	100,000	100,000
Term loan balance	—	211,500
2.45% Sparkasse Zollernalb (KFW Loan 1)	—	61
1.40% Sparkasse Zollernalb (KFW Loan 2)	280	484
Total loan balance	320,280	312,045
Less unamortized loan origination costs	(6,312)	(5,063)
Net borrowings	313,968	306,982
Less short-term Convertible Senior Notes, net	(99,418)	—
Less short-term loan balance, net	(280)	(1,451)
Long-term loan balance, net	$214,270	$305,531
Interest Expense
Interest expense was $8.4 million and $24.5 million for the three and nine months ended September 30, 2024, respectively, as compared to $6.6 million and $19.1 million for the three and nine months ended September 30, 2023, respectively. Interest expense includes interest on debt and uncertain tax positions in both periods.

10.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of September 30, 2024 and the Consolidated Financial Statements as of December 31, 2023 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
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
Net revenues by geographic location based on the location of the customer for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$49,089	$48,028	$148,679	$137,541
EMEA	30,423	26,536	98,156	84,608
APAC	10,366	8,402	27,628	24,655
LATAM	5,901	4,888	16,766	13,530
Total revenues	$95,779	$87,854	$291,229	$260,334
Also see segment disaggregation information in Note 14 below.
Contract Balances
We may generate contract assets during the pre-delivery design and manufacturing stage of E-xtra Design Engineering product order fulfillment. We assess the balance related to any arrangements in process and determine if the enforceable right to payment creates a material contract asset requiring disclosure. No material arrangements in process existed as of September 30, 2024 and 2023.
We also incur contract obligations on general customer purchase orders that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product or service, we have determined that the balance related to these contract obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate. The value of orders accepted but unfulfilled as of September 30, 2024 and 2023 was not material.

12.    Stock Compensation
Overview
We have stock option and stock incentive plans for employees and non-employee directors that provide for grants of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), and options to purchase shares of our common stock at exercise prices generally equal to the fair value of such stock at the dates of grant. We also maintain a stockholder-approved Employee Stock Purchase Plan (“ESPP”) for the benefit of our employees. The ESPP allows eligible employees to purchase common stock on a regular basis at the lower of 85% of the market price at the beginning or end of each offering period.
Equity Grants
During the nine months ended September 30, 2024 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs will be achieved at target levels, together totaled 778,000 shares and had an aggregate grant date fair value of $16.1 million.
During the nine months ended September 30, 2023 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 616,000 shares and had an aggregate grant date fair value of $8.5 million.
The Committee did not authorize any grants of stock options during the nine months ended September 30, 2024. During the nine months ended September 30, 2023 the Committee authorized, from approved stock incentive plans, grants of stock options to purchase a total of 16,000 shares to certain company officers. The exercise prices of the options were equal to the closing stock prices on their respective grant dates.
Employees purchased common stock totaling 67,000 and 118,000 shares in the three and nine months ended September 30, 2024, respectively, as compared to 86,000 and 142,000 shares in the three and nine months ended September 30, 2023, respectively, through the ESPP.
Stock Compensation Expense
The following weighted-average assumptions were used to determine the fair value of shares purchased under the ESPP:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	ESPP	ESPP
Expected life	0.5 Years	0.5 Years
Expected stock price volatility	0.36	0.48
Risk-free interest rate	5.37%	5.26%
The following table summarizes total stock compensation expenses prior to the capitalization of amounts into Inventory and Deferred preservation costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSA, RSU, and PSU expense	$3,364	$2,647	$10,222	$8,685
Stock option and ESPP expense	576	745	1,846	2,340
Total stock compensation expense	$3,940	$3,392	$12,068	$11,025

Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to the ESPP. These amounts were recorded as stock compensation expense and were subject to our normal allocation of expenses to inventory costs and deferred preservation costs. We capitalized $171,000 and $569,000 for the three and nine months ended September 30, 2024, respectively, as compared to $205,000 and $559,000 for the three and nine months ended September 30, 2023, respectively, of the stock compensation expense into our inventory costs and deferred preservation costs.
13.    (Loss) Income Per Common Share
The following table sets forth the computation of basic and diluted (loss) income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic (loss) income per common share	2024	2023	2024	2023
Net (loss) income	$(2,288)	$(9,801)	$3,124	$(26,715)
Net loss (income) allocated to participating securities	3	39	(6)	108
Net (loss) income allocated to common stockholders	$(2,285)	$(9,762)	$3,118	$(26,607)

Basic weighted-average common shares outstanding	41,844	40,881	41,607	40,691
Basic (loss) income per common share	$(0.05)	$(0.24)	$0.07	$(0.65)

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted (loss) income per common share	2024	2023	2024	2023
Net (loss) income	$(2,288)	$(9,801)	$3,124	$(26,715)
Net loss (income) allocated to participating securities	3	39	(6)	108
Net (loss) income allocated to common stockholders	$(2,285)	$(9,762)	$3,118	$(26,607)

Basic weighted-average common shares outstanding	41,844	40,881	41,607	40,691
Effect of dilutive stock options and awards	—	—	1,014	—
Diluted weighted-average common shares outstanding	41,844	40,881	42,621	40,691
Diluted (loss) income per common share	$(0.05)	$(0.24)	$0.07	$(0.65)
We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three months ended September 30, 2024 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss. For the nine months ended September 30, 2024 591,000 potential common shares related to stock options and awards were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding. For the three and nine months ended September 30, 2023 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss.

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
The following table summarizes revenues, cost of products and preservation services, and gross margins for our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Medical devices	$71,244	$63,747	$215,568	$192,041
Preservation services	24,535	24,107	75,661	68,293
Total revenues	95,779	87,854	291,229	260,334

Cost of products and preservation services:
Medical devices	24,412	21,574	72,707	62,084
Preservation services	10,358	10,010	31,243	30,169
Total cost of products and preservation services	34,770	31,584	103,950	92,253

Gross margin:
Medical devices	46,832	42,173	142,861	129,957
Preservation services	14,177	14,097	44,418	38,124
Total gross margin	$61,009	$56,270	$187,279	$168,081
The following table summarizes net revenues by product and service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Products:
Aortic stent grafts	$28,643	$25,523	$92,936	$80,032
On-X	21,478	18,744	61,804	54,346
Surgical sealants	18,437	16,234	53,963	49,503
Other	2,686	3,246	6,865	8,160
Total products	71,244	63,747	215,568	192,041

Preservation services	24,535	24,107	75,661	68,293
Total revenues	$95,779	$87,854	$291,229	$260,334

15.    Subsequent Events
Endospan Loan Amendment Second Tranche Funding
On November 7, 2024 we funded Endospan $10.0 million for the second tranche loan payment pursuant to Endospan's achievement of certain milestones as part of the Endospan Loan Amendment described in Part I, Item 1, Note 3 - “Agreements with Endospan”. We anticipate funding the remaining third tranche loan payment of $8.0 million subject to Endospan’s achievement of milestones related to its pursuit of regulatory approval for the NEXUS products that are specified in the Endospan Loan Amendment. We are in the process of evaluating the impact of the second tranche loan payment on our financial results and operations.

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
•The potential impact the wars in Ukraine and in the Middle East, may have on demand for and sales of our products and services, business operations, manufacturing operations, supply chain, cash flow, workforce, clinical and regulatory timelines, and our research and development projects;
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
•Our beliefs regarding our global expansion efforts, including the international growth opportunity provided by obtaining regulatory approval for BioGlue in China;
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
We reported quarterly revenues of $95.8 million for the three months ended September 30, 2024, a 9% increase from the three months ended September 30, 2023. The increase in revenues for the three months ended September 30, 2024 was due to an increase in revenues from aortic stent grafts, On-X products, surgical sealants, and preservation services, partially offset by a decrease in revenues from other products. Constant currency revenues, as defined below, increased 10% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.
See the “Results of Operations” section below for additional analysis of the three and nine months ended September 30, 2024.
Presentation
In addition to the corresponding measures under generally accepted accounting principles (“US GAAP”), management uses non-GAAP measures in reviewing and disclosing our financial results. The foreign exchange neutral revenues (“constant currency revenues”) discussed below are non-GAAP financial measures and are not in accordance with, or an alternative to, measures prepared in accordance with US GAAP. Accordingly, the constant currency revenues appearing in the following discussion of our results of operations should be read in conjunction with the information provided in “Non-GAAP Measures of Financial Performance” below, which includes a reconciliation of constant currency financial measures to the most directly comparable US GAAP measure.
New Accounting Pronouncements
See Note 1 of “Notes to Condensed Consolidated Financial Statements” identified in Part I, Item I of this Form 10-Q for further discussion of new accounting standards that have been adopted.

Results of Operations
(Tables in thousands, except percentages)
Revenues

	Revenues for the Three Months Ended September 30,			Revenues as a Percentage of Total Revenues for the Three Months Ended September 30,
	2024	2023	Percent Change	2024	2023
Products:
Aortic stent grafts	$28,643	$25,523	12%	30%	29%
On-X	21,478	18,744	15%	22%	21%
Surgical sealants	18,437	16,234	14%	19%	19%
Other	2,686	3,246	-17%	3%	4%
Total products	71,244	63,747	12%	74%	73%

Preservation services	24,535	24,107	2%	26%	27%
Total	$95,779	$87,854	9%	100%	100%

	Revenues for the Nine Months Ended September 30,			Revenues as a Percentage of Total Revenues for the Nine Months Ended September 30,
	2024	2023	Percent Change	2024	2023
Products:
Aortic stent grafts	$92,936	$80,032	16%	32%	31%
On-X	61,804	54,346	14%	21%	21%
Surgical sealants	53,963	49,503	9%	19%	19%
Other	6,865	8,160	-16%	2%	3%
Total products	215,568	192,041	12%	74%	74%

Preservation services	75,661	68,293	11%	26%	26%
Total	$291,229	$260,334	12%	100%	100%
Revenues increased 9% and 12% for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. The increase in revenues for the three and nine months ended September 30, 2024 was due to an increase in revenues from aortic stent grafts, On-X products, surgical sealants, and preservation services, partially offset by a decrease in revenues from other products.

The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Three Months Ended September 30,				Percent Change From Prior Year
	2024	2023
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$28,643	$25,523	$(208)	$25,315	13%
On-X	21,478	18,744	(103)	18,641	15%
Surgical sealants	18,437	16,234	(128)	16,106	14%
Other	2,686	3,246	1	3,247	-17%
Total products	71,244	63,747	(438)	63,309	13%

Preservation services	24,535	24,107	(22)	24,085	2%
Total	$95,779	$87,854	$(460)	$87,394	10%

North America	49,089	48,028	(50)	47,978	2%
Europe, the Middle East, and Africa	30,423	26,536	12	26,548	15%
Asia Pacific	10,366	8,402	1	8,403	23%
Latin America	5,901	4,888	(423)	4,465	32%
Total	$95,779	$87,854	$(460)	$87,394	10%

	Revenues for the Nine Months Ended September 30,				Percent Change From Prior Year
	2024	2023
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$92,936	$80,032	$688	$80,720	15%
On-X	61,804	54,346	(2)	54,344	14%
Surgical sealants	53,963	49,503	(10)	49,493	9%
Other	6,865	8,160	4	8,164	-16%
Total products	215,568	192,041	680	192,721	12%

Preservation services	75,661	68,293	(26)	68,267	11%
Total	$291,229	$260,334	$654	$260,988	12%

North America	148,679	137,541	(57)	137,484	8%
Europe, the Middle East, and Africa	98,156	84,608	994	85,602	15%
Asia Pacific	27,628	24,655	—	24,655	12%
Latin America	16,766	13,530	(283)	13,247	27%
Total	$291,229	$260,334	$654	$260,988	12%

Constant currency revenues increased 10% and 12% for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. See “Non-GAAP Measures of Financial Performance” below for further background on our non-GAAP measures.
A detailed discussion of the changes in product revenues and preservation services revenues for the three and nine months ended September 30, 2024 is presented below.
Products

Revenues from products increased 12% for both the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023. The increase for the three and nine months ended September 30, 2024 was due to an increase in revenues from aortic stent grafts, On-X products, and surgical sealants, partially offset by a decrease in revenues from other products. A discussion of the changes in product revenues for aortic stent grafts, On-X products, surgical sealants, and other product revenues is presented below.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, Brazilian Reals, Polish Zlotys, British Pounds, Canadian Dollars, and Swiss Francs with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, the US Dollar strengthened in comparison to major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into US Dollars. For the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, the US Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.
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
Revenues from the sales of aortic stent grafts increased 12% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase was primarily due to an increase in the volume of units sold and, to a lesser extent, an increase in average sales prices, partially offset by the effect of foreign exchange rates.
Revenues from the sales of aortic stent grafts increased 16% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase was primarily due to an increase in the volume of units sold and, to a lesser extent, an increase in average sales prices, and the effect of foreign exchange rates.
Constant currency revenues from the sales of aortic stent grafts increased 13% and 15% for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. Revenues for the three and nine months ended September 30, 2024 increased primarily in Europe, the Middle East, and Africa (collectively, “EMEA”) and, to a lesser extent, in Latin America and Asia Pacific (“APAC”). The revenue increase in EMEA for the three and nine months ended September 30, 2024 was primarily due to an increase in buying patterns in direct (to hospitals) markets.

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
Revenues from the sales of On-X products increased 15% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase was primarily due to an increase in the volume of units sold and, to a lesser extent, an increase in average sales prices, partially offset by the effect of foreign exchange rates.
Revenues from the sales of On-X products increased 14% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase was primarily due to an increase in the volume of units sold and, to a lesser extent, an increase in average sales prices.
Constant currency revenues from the sales of On-X products increased 15% and 14% for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. Revenues for the three months ended September 30, 2024 increased primarily in North America, EMEA, and APAC, with the most significant increase in North America. Revenues for the nine months ended September 30, 2024 increased in all geographies, with the most significant increase in North America. The increase in revenues in North America for the three and nine months ended September 30, 2024 was impacted by recent gains in the market share.
Domestic revenues from the sales of On-X products accounted for 59% and 60% of total On-X revenues for the three and nine months ended September 30, 2024, respectively, as compared to 61% and 60% of total On-X revenues for the three and nine months ended September 30, 2023, respectively.
Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants increased 14% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase was primarily due to an increase in the volume of milliliters sold and, to a lesser extent, an increase in average sales prices.
Revenues from the sales of surgical sealants increased 9% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase was primarily due to an increase in the volume of milliliters sold and, to a lesser extent, an increase in average sales prices.
Constant currency revenues from the sales of surgical sealants increased 14% and 9% for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. The increase in revenues for the three months ended September 30, 2024 was due to revenue increases in all geographies, with the most significant increase in APAC. The increase in revenues in APAC for the three months ended September 30, 2024 was impacted by customer buying patterns in certain markets. The increase in revenues for the nine months ended September 30, 2024 was due to revenue increases in all geographies, with the most significant increase in EMEA. The increase in revenues in EMEA for the nine months ended September 30, 2024 was primarily due to an increase in buying patterns in direct markets.
Domestic revenues from the sales of surgical sealants accounted for 44% and 47% of total surgical sealant revenues for the three and nine months ended September 30, 2024, respectively, as compared to 48% and 49% of total surgical sealant revenues for the three and nine months ended September 30, 2023, respectively.
Other
Other revenues are comprised of revenues from PhotoFix and PerClot (as part of the TMSA of the Baxter Transaction described below).

Other revenues decreased 17% and 16% for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. The decrease in other revenues for the three and nine months ended September 30, 2024 was primarily due to a decrease in PerClot product revenues as a result of timing of shipments.
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
Revenues from tissue processing increased 2% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase was primarily due to an increase in average sales prices, partially offset by a decrease in certain tissues shipped.
Revenues from tissue processing increased 11% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase was primarily due to an increase in average sales prices, and, to a lesser extent, a change in the mix of tissues shipped.
Cost of Products and Preservation Services
Cost of Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of products	$24,412	$21,574	$72,707	$62,084
Cost of products increased 13% and 17% for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. Cost of products for the three and nine months ended September 30, 2024 and 2023 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.
The increase in the cost of products for the three months ended September 30, 2024 was primarily due to an increase in the volume of all products shipped as well as an increase in the cost of certain aortic stent grafts shipped, as compared to the three months ended September 30, 2023.

The increase in the cost of products for the nine months ended September 30, 2024 was primarily due to an increase in the volume of all products shipped and the cost of certain aortic stent grafts and other products shipped, as compared to the nine months ended September 30, 2023.
Cost of Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of preservation services	$10,358	$10,010	$31,243	$30,169
Cost of preservation services increased 3% and 4% for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. Cost of preservation services included costs for cardiac and vascular tissue preservation services.
Cost of preservation services for the three and nine months ended September 30, 2024 was impacted by an increase in the cost of certain tissues shipped, partially offset by a decrease in the volume of certain tissues shipped as compared to the three and nine months ended September 30, 2023.
Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross margin	$61,009	$56,270	$187,279	$168,081
Gross margin as a percentage of total revenues	64%	64%	64%	65%
Gross margin increased 8% and 11% for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023.
The increase in gross margin for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was due to an increase in the volume and favorable pricing of surgical sealants, On-X products, certain aortic stent grafts, and tissues shipped during the three months ended September 30, 2024. The gross margin for the three months ended September 30, 2024 was also favorably impacted by a reduction in the cost of On-X products and surgical sealants shipped. This increase was partially offset by an increase in the cost of certain aortic stent grafts and tissues shipped as well as unfavorable geography mix of On-X products during the three months ended September 30, 2024. Gross margin as a percentage of total revenues was flat for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Gross margin as a percentage of total revenues was positively impacted by favorable product mix of On-X products shipped and favorable pricing of certain tissues shipped, surgical sealants, and On-X products shipped, offset by unfavorable geography mix of On-X products and an increase in the cost of certain aortic stent grafts and tissues shipped during the three months ended September 30, 2024.
The increase in gross margin for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was due to an increase in the volume and favorable pricing of certain aortic stent grafts, surgical sealants, On-X products, and tissues shipped during the nine months ended September 30, 2024. This increase was partially offset by an increase in the cost of certain aortic stent grafts and certain tissues shipped as well as unfavorable geography mix of On-X products and certain aortic stent grafts shipped during the nine months ended September 30, 2024. Gross margin as a percentage of total revenues decreased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Gross margin as a percentage of total revenues was negatively impacted by an increase in the cost of certain aortic stent grafts and certain tissues as well as unfavorable geography mix of On-X products shipped, partially offset by favorable product mix of certain aortic stent grafts shipped and favorable pricing of certain tissues, certain aortic stent grafts, On-X products, and surgical sealants shipped during the nine months ended September 30, 2024.

Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General, administrative, and marketing expenses	$50,017	$51,093	$130,026	$158,699
General, administrative, and marketing expenses as a percentage of total revenues	52%	58%	45%	61%
General, administrative, and marketing expenses decreased 2% and 18% for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. The decrease in General, administrative, and marketing expenses for the three and nine months ended September 30, 2024 was primarily due to a decrease in business development expense, partially offset by an increase in personnel-related costs.
General, administrative, and marketing expenses included $3.4 million of business development expense and $11.9 million of business development income for the three and nine months ended September 30, 2024, respectively, as compared to $6.4 million and $22.5 million of business development expense for the three and nine months ended September 30, 2023, respectively. We incurred $3.5 million of business development expense and $12.2 million of business development income during the three and nine months ended September 30, 2024, respectively, related to the fair value adjustments for the Ascyrus contingent consideration, as compared to $6.2 million and $21.9 million of business development expense during the three and nine months ended September 30, 2023, respectively. The reduction in the fair value for the nine months ended September 30, 2024 was primarily due to an increase in the credit risk spread resulting from the change in the inputs related to the newly issued Credit Facilities further discussed in Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements.”
Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$6,605	$6,421	$21,048	$21,062
Research and development expenses as a percentage of total revenues	7%	7%	7%	8%
Research and development expenses increased 3% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Research and development expenses were flat for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Research and development spending for the three and nine months ended September 30, 2024 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts.
Gain from Sale of Non-Financial Assets
Gain from sale of non-financial assets for the nine months ended September 30, 2023 consisted of the net $14.3 million received as part of the Baxter Transaction upon receipt of the PerClot PMA in May 2023.
Interest Expense
Interest expense was $8.4 million and $24.5 million for the three and nine months ended September 30, 2024, respectively, as compared to $6.6 million and $19.1 million for the three and nine months ended September 30, 2023, respectively. Interest expense for the three and nine months ended September 30, 2024 and 2023 primarily relates to interest on debt. The increase in interest expense for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was primarily due to an increase in the interest rate on the Credit Facilities as a result of our debt refinancing in January 2024.

Loss on Extinguishment of Debt
During the nine months ended September 30, 2024 we recorded a loss on extinguishment of debt of $3.7 million in connection with the extinguishment of our previously existing term loan. See Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our new credit and guaranty agreement.
Other (Income) Expense, Net
Other (income) expense, net was $2.4 million of income and $6,000 of expense for the three and nine months ended September 30, 2024, respectively, as compared to other expense, net of $1.9 million and $5.2 million for the three and nine months ended September 30, 2023, respectively. Other (income) expense, net for the three and nine months ended September 30, 2024 primarily included the realized and unrealized effects of foreign currency gains and losses. Other expense, net for the nine months ended September 30, 2023 primarily included a $5.0 million expense related to a payment to Endospan for achievement of certain milestones related to the NEXUS products.

Earnings

(Table in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Loss) income before income taxes	$(1,266)	$(9,419)	$9,088	$(20,995)
Income tax expense	1,022	382	5,964	5,720
Net (loss) income	$(2,288)	$(9,801)	$3,124	$(26,715)

Diluted (loss) income per common share	$(0.05)	$(0.24)	$0.07	$(0.65)
Diluted weighted-average common shares outstanding	41,844	40,881	42,621	40,691
We incurred a loss before income taxes for the three months ended September 30, 2024 and 2023. We incurred income before income taxes for the nine months ended September 30, 2024, as compared to a loss before income taxes for the nine months ended September 30, 2023. The loss before income taxes for the three months ended September 30, 2024 was impacted by certain operating expenses to support revenue expansion, interest expense related to the Credit Facilities, and expenses related to the fair value adjustment of our financial instruments. The income before income taxes for the nine months ended September 30, 2024 was positively impacted by income related to the fair value adjustments of our financial instruments, partially offset by certain operating expenses to support revenue expansion, debt extinguishment costs, and interest expense related to the Credit Facilities. The loss before income taxes for the three and nine months ended September 30, 2023 was impacted by expenses related to the fair value adjustments of our financial instruments, certain operating expenses to support revenue expansion, and interest expense related to our previously existing credit agreement.
Our effective income tax rate was an expense of 81% and 66% for the three and nine months ended September 30, 2024, respectively, as compared to an expense of 4% and 27% for the three and nine months ended September 30, 2023, respectively. The change in the tax rate for the three and nine months ended September 30, 2024 was primarily due to changes in anticipated full year pre-tax operating results, profit mix among jurisdictions, valuation allowance against our net deferred tax assets, non-deductible executive compensation, the foreign derived intangible income deduction, the research and development tax credit, changes in our uncertain tax position liabilities, and tax-effected impact of stock based compensation, as compared to the three and nine months ended September 30, 2023.
We incurred a net loss and a diluted loss per common share for the three months ended September 30, 2024 and 2023. Net loss and diluted loss per common share for the three months ended September 30, 2024 was primarily due to loss before income taxes, as discussed above. We incurred net income and diluted income per common share for the nine months ended September 30, 2024, as compared to a net loss and diluted loss per common share for the nine months ended September 30, 2023. Net income and diluted income per common share for the nine months ended September 30, 2024 was primarily due to income before income taxes, as discussed above. Net loss and diluted loss per common share for the nine months ended September 30, 2023 was primarily due to loss before income taxes, as discussed above.

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
Liquidity and Capital Resources
Net Working Capital
As of September 30, 2024 net working capital (current assets of $288.0 million less current liabilities of $152.8 million) was $135.2 million, with a current ratio (current assets divided by current liabilities) of 2 to 1, as compared to net working capital of $222.8 million and a current ratio of 5 to 1 at December 31, 2023. The decrease in current ratio as of September 30, 2024, as compared to December 31, 2023, was primarily due to an increase in current portion of long-term debt. This increase was driven by the reclassification of the Convertible Senior Notes to current liabilities, which are scheduled to mature on July 1, 2025. We may use the proceeds from the Delayed Draw Term Loan Facility, as described in the Significant Sources and Uses of Liquidity section below, to fund the repurchase or repayment of the Convertible Senior Notes.
Overall Liquidity and Capital Resources
Our primary cash requirements for the nine months ended September 30, 2024 were for the payoff of our previously existing credit agreement, debt issuance costs and interest payments under our Credit Facilities (defined below), interest payments under our Convertible Senior Notes (defined below), general working capital needs, and capital expenditures for facilities and equipment.

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
On January 18, 2024 we entered into a credit and guaranty agreement with Ares Management Credit funds (the “Ares Credit Agreement”) for $350.0 million of senior secured, interest-only, credit facilities, consisting of a $190.0 million secured term loan facility (the “Initial Term Loan Facility”), a $100.0 million secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Initial Term Loan Facility, the “Term Loan Facilities”) and a $60.0 million “senior-priority” secured revolving credit facility with a priority claim ahead of the other secured facilities (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Credit Facilities”). Upon closing, we borrowed $190.0 million under the Initial Term Loan Facility and $30.0 million under the Revolving Credit Facility. The $100.0 million of undrawn availability under the Delayed Draw Term Loan Facility can be used solely to fund the repurchase or repayment of the Convertible Senior Notes on or prior to scheduled maturity date of July 1, 2025.
We paid $6.5 million of debt issuance costs related to the Initial Term Loan Facility which are included in Long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2024 and amortized, thereafter, over the life of the Initial Term Loan Facility. We paid $3.7 million of debt issuance costs related to the Delayed Draw Term Loan Facility and Revolving Credit Facility which are included in Other long-term assets on the Condensed Consolidated Balance Sheets as of September 30, 2024.
We recognized $7.1 million and $19.8 million of interest expense on the Credit Facilities for the three and nine months ended September 30, 2024, respectively, of which $358,000 and $997,000 represent non-cash amortization of debt issuance costs for the three and nine months ended September 30, 2024, respectively. There was approximately $5.7 million of unamortized debt issuance costs related to the Initial Term Loan Facility as of September 30, 2024.
The proceeds of the initial borrowings were used along with cash on hand to pay off our previously existing credit agreement, dated as of December 1, 2017, and pay related fees and expenses. As a result of this transaction, we recorded a loss on extinguishment of debt of $3.7 million during the nine months ended September 30, 2024 on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our new Ares Credit Agreement.
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

Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of September 30, 2024 was approximately $125.4 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
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
We became eligible to redeem the Convertible Senior Notes beginning on July 5, 2023, following the expiration of their non-redemption period. We are able to redeem the Convertible Senior Notes in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to the scheduled maturity date on July 1, 2025. As discussed above we are able to use the $100.0 million of undrawn availability under the Delayed Draw Term Loan Facility to fund the repurchase or repayment of the Convertible Senior Notes. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of our other securities. As of September 30, 2024 and December 31, 2023 we are not aware of any current events or market conditions that would allow holders to convert the Convertible Senior Notes.
As of September 30, 2024 approximately 38% of our cash and cash equivalents were held in foreign jurisdictions.
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by (used in):
Operating activities	$12,097	$7,987
Investing activities	(16,763)	2,167
Financing activities	2,029	2,495
Effect of exchange rate changes on cash and cash equivalents	(130)	1,481
(Decrease) increase in cash and cash equivalents	$(2,767)	$14,130

Net Cash Flows from Operating Activities
Net cash provided by operating activities was $12.1 million and $8.0 million for the nine months ended September 30, 2024 and 2023, respectively.
We use the indirect method to prepare our cash flow statement and, accordingly, the operating cash flows are based on our net income, which is then adjusted to remove non-cash items, items classified as investing and financing cash flows, and changes in operating assets and liabilities from the prior year end. For the nine months ended September 30, 2024 these non-cash items primarily included $17.9 million of depreciation and amortization expenses, $12.2 million of fair value adjustments of financial instruments, $11.5 million of non-cash compensation, $5.9 million of non-cash lease expenses, $4.2 million of deferred income tax changes, $3.7 million of loss on extinguishment of debt, and $2.9 million of write-down of inventories and deferred preservation costs.
Our working capital needs, or changes in operating assets and liabilities, also affected cash from operations. For the nine months ended September 30, 2024 these included the unfavorable effect of $5.2 million due to timing differences between the recording of accounts payable, accrued expenses, and other liabilities, and the payment of cash, $4.8 million due to an increase in inventory balances and deferred preservation costs, $4.8 million due to an increase in prepaid expenses and other assets, and the unfavorable effect of $3.4 million due to the timing differences between recording receivables and the receipt of cash.
Net Cash Flows from Investing Activities
Net cash used in investing activities was $16.8 million for the nine months ended September 30, 2024, as compared to net cash provided by investing activities of $2.2 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024 cash flows used in investing activities included $9.8 million of cash used for capital expenditures and a $7.0 million payment related to the Endospan Loan Amendment.
Net Cash Flows from Financing Activities
Net cash provided by financing activities was $2.0 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively. The current year cash provided by financing activities was primarily due to $190.0 million of proceeds from the Initial Term Loan Facility, $30.0 million of proceeds from the Revolving Credit Facility, and $5.3 million of proceeds from the exercise of stock options and issuances of common stock, partially offset by $211.8 million for the repayment of debt, $10.0 million for the payment of debt issuance costs, and $1.0 million for the payments of short-term notes payable.
Scheduled Contractual Obligations and Future Payments
Our short-term debt obligations and interest payments include $100.3 million of scheduled principal payments and $4.3 million in anticipated interest payments related to our Convertible Senior Notes and other governmental loans. Our long-term debt obligations and interest payments include $220.0 million of scheduled principal payments and $112.9 million in anticipated interest payments related to our Initial Term Loan Facility and Revolving Credit Facility.
We have contingent payment obligations that include up to $100.0 million to be paid to the former shareholders of Ascyrus upon the achievement of certain milestones. As part of the transaction with Baxter, we may be required to pay up to $3.0 million if certain milestones are met. Pursuant to the Amended and Restated Loan Agreement with Endospan Ltd. (“Endospan”) dated July 1, 2024, we anticipate making the remaining $8.0 million tranche payment subject to Endospan’s achievement of milestones related to its pursuit of regulatory approval for the NEXUS products.
Our operating and finance lease obligations result from the lease of land and buildings that comprise our corporate headquarters and our various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on company vehicles; and leases on a variety of office and other equipment.

Capital Expenditures
Capital expenditures were $9.8 million and $7.1 million for the nine months ended September 30, 2024 and 2023, respectively. Capital expenditures for the nine months ended September 30, 2024 were primarily related to routine purchases of computer software, manufacturing and tissue processing equipment, leasehold improvements, and computer equipment needed to support our business.
Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest income and interest expense are sensitive to changes in the general level of US interest rates. In this regard, changes in US interest rates affect the interest earned on our cash and cash equivalents of $56.2 million as of September 30, 2024 and interest paid on the outstanding balances, if any, of our variable rate Credit Facilities and Convertible Senior Notes. A 10% adverse change in interest rates, as compared to the rates experienced by us for the nine months ended September 30, 2024, affecting our cash and cash equivalents, Credit Facilities, and Convertible Senior Notes would not have a material effect on our financial position, results of operations, or cash flows.
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
An additional 10% adverse change in exchange rates from the exchange rates in effect on September 30, 2024 affecting our balances denominated in foreign currencies could impact our financial position or cash flows by approximately $9.0 million. An additional 10% adverse change in exchange rates from the weighted-average exchange rates experienced by us for the nine months ended September 30, 2024 affecting our revenue and expense transactions denominated in foreign currencies would not have had a material impact on our financial position or profitability.
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
Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of September 30, 2024 the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes to Disclosure Controls and Procedures
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•Potential exposure to adverse financial impact and negative erosion of our operating profit margin over time due to increasing inflationary pressures, including impact felt through our supply chain, and this exposure may be increased through our limited ability to raise prices and through global expansion where business occurs with, or pricing is set directly by, government entities, or we are party to long term pricing agreements with governments or local distributors, impacting our ability to pass on rising costs;
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

Our operations and performance have been, and may continue to be, impacted by regional and global geopolitical conditions, domestic and foreign trade and monetary policies, and other factors beyond our control. As an example of these risks, Russia’s war with Ukraine has triggered significant sanctions from the US and foreign governments and retaliatory actions from Russia, resulting in significant banking and trade disruptions. There is also war in the Gaza Strip that has expanded into a regional crisis involving an increasing number of countries. These wars have resulted in significant devastation to the people and infrastructure in the affected regions, significantly impacting trade and transportation which may impact our global supply chain, increase prices, and limit our ability to continue to do business in those regions.

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
Aortic stent grafts are a significant source of our revenues, and as such, any risk adversely affecting aortic stent grafts would likely be material to our financial results. We face risks relating to aortic stent grafts based on our ability to:

•Compete effectively with some of our major competitors, as they may have advantages over us in terms of cost structure, product development, supply chain, pricing, sales force footprint, and brand recognition;
•Develop innovative, high quality, and in-demand aortic repair products;
•Respond adequately to enhanced regulatory requirements and enforcement activities, and particularly, our ability to obtain regulatory approvals and renewals globally;
•Drive timely adoption of new products in our aortic stent graft portfolio;
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
•Keep up with increasing demand for our On-X products globally;
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

Our charges resulting from acquisitions, divestitures, partnerships, and other business development activities may materially, adversely affect the market value of our common stock.
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

Beginning in early 2020 businesses, communities, and governments worldwide began taking a wide range of actions to mitigate the spread and impact of COVID-19, leading to an unprecedented impact on the global economy. We continue to be subject to risks that may result from future pandemics, epidemics, or other public health crises. The nature and extent of these risks are uncertain and may vary greatly by region, but COVID-19 and similar public health crises have impacted and can impact our workforce, business and manufacturing operations, and our R&D pipeline.

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
As an example of this risk, in the fourth quarter of 2020 we became aware that a supplier shipped to us a lot of saline solution that we use in our tissue processing that contained some contamination. The contamination was identified by our routine quality controls. While we were able to mitigate the impact of this contamination through our own efforts and additional testing that was reviewed with the FDA, the contaminated solution impacted a small percentage of the tissue processed with this lot of solution, requiring us to write-off those contaminated tissues and impacting our ability to fully meet demand for certain tissues and sizes in subsequent quarters.
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
Additionally, our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the Endospan Transaction depends on a number of additional factors including Endospan’s ability to: (a) comply with the Endospan Loan and other debt obligations, and avoid an event of default; (b) successfully commercialize the NEXUS Products, raise capital and drive adoption in markets in and outside of Europe; (c) meet demand for the NEXUS Products; (d) meet quality and regulatory requirements for the NEXUS Products; (e) manage any intellectual property risks and uncertainties associated with the NEXUS Products; (f) obtain FDA approval of the NEXUS Products; (g) remain a going concern; and (h) develop the NEXUS Products, and other product improvements to meet competitive threats and physician demand. As an example of this risk, the forecasted operating results related to NEXUS decreased, resulting in an impairment to the carrying value of the Endospan Option, and a full write-down of the value of the Endospan Loan, reflecting decreased expectations with respect to the anticipated benefits of the Endospan Transaction. Similarly, our ability to realize the anticipated benefits of the Baxter Transaction depends on factors beyond our control, including Baxter's performance against Baxter's originally anticipated demand.
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
We rely upon a combination of sophisticated information technology systems as well as traditional recordkeeping to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information (including, but not limited to, information about our business, financial information, personnel data, intellectual property, and, in some instances, patient data). Our business operations rely on critical information technology systems related to systems that power aspects of our Quality System (including our eQMS system) and our global operations (including our ERP systems). Our information technology and information security systems and records are potentially vulnerable to security breaches, service interruptions, data loss, or malicious attacks resulting from inadvertent or intentional actions by our employees, vendors, or other third parties. In addition, as a result of changes implemented during the COVID-19 pandemic, we now have remote work arrangements for some employees, and those employees may use outside technology and systems that are vulnerable to security breaches, service interruptions, data loss or malicious attacks, including by third parties.
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
Our growth and profitability depend in part upon our ability to develop, and successfully introduce, new products and services, or expand upon existing indications, clearances, and approvals, requiring that we invest significant time and resources to obtain new regulatory clearances/approvals, including investment into pre- and post-market clinical studies. Although we believe certain products and services in our portfolio or under development may be effective in a particular application, we cannot be certain until we successfully execute on relevant clinical trials, and the results we obtain from pre- and post-market clinical studies may be insufficient for us to obtain or maintain any required regulatory approvals or clearances.
As an example of this risk, in September 2022 we halted the PROACT Xa clinical trial based on the recommendation of the trial’s Data and Safety Monitoring Board (“DSMB”) due to insufficient evidence to support non-inferiority of apixaban to warfarin for valve thrombosis and thromboembolism. The DSMB found that continuing the trial was unlikely to achieve the primary endpoint while possibly exposing patients to increased risk. Similarly, in November 2023 we announced that we were no longer pursuing a labeling change for our On-X mitral valve in connection with our PROACT Mitral trial due to additional investments that would be required to do so. Finally, although we recently received regulatory approval to market BioGlue in China, it was only after a significantly longer and more expensive regulatory approval process than likely could reasonably have been anticipated when the program began.

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
In response to perceived increases in healthcare costs in recent years, there have been, and continue to be, proposals by the governmental authorities, third-party payors, and elected office holders and candidates to impact public health, control healthcare costs and, more generally, to reform the healthcare systems. A forthcoming transition in the US presidential administration creates uncertainty regarding changes to healthcare policy, including the potential to repeal the Affordable Care Act or enact other changes that may impact costs, reimbursement, and healthcare generally. Additional uncertainty is anticipated as debates about healthcare and public health continue in light of the COVID-19 pandemic which may have an impact on US law relating to the healthcare industry. Many US healthcare laws, including the Affordable Care Act, are complex, subject to change particularly during a change in administrations, and dependent on interpretation and enforcement decisions from government agencies with broad discretion. The application of these laws to us, our customers, or the specific services and relationships we have with our customers is not always clear. Our failure to anticipate accurately any changes to, or the repeal or invalidation of all or part of the Affordable Care Act and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity and negatively affect our business, results of operations, and financial condition.
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

Risks Relating to Ownership of our Common Stock

Our business could be negatively impacted as a result of stockholder activism.
In recent years, stockholder activists have become involved in the governance, strategic direction, and operations of companies. Such involvement with us may disrupt our business and divert the attention of our management, and any perceived uncertainties as to our future direction resulting from such involvement could result in the loss of business opportunities, be exploited by our competitors, cause concern for our current or potential customers, cause significant fluctuations in stock price, or make it more difficult to attract and retain qualified personnel and business partners.
Our business could be impacted by increased stockholder emphasis on environmental, social, and governance matters or efforts by certain governmental authorities to reduce such emphasis.
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
In December 2015 our Board of Directors discontinued dividend payments on our common stock for the foreseeable future. If we do not pay cash dividends, our stockholders may receive a return on their investment in our common stock only through appreciation of shares of our common stock that they own. In addition, restrictions in our credit facility limit our ability to pay future dividends.

Provisions of Delaware law and anti-takeover provisions in our organizational documents may discourage or prevent a change of control, even if an acquisition would be beneficial to stockholders, which could affect our share price adversely and prevent attempts by stockholders to remove current management.
Effective January 1, 2022 we reincorporated in Delaware. Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, the organizational documents adopted in connection with our reincorporation contain provisions that restrict persons who may call stockholder meetings, allow the issuance of blank-check preferred stock without the vote of stockholders, and allow the Board of Directors to fill vacancies and fix the number of directors. These provisions of Delaware law and our Certificate of Incorporation and Bylaws could prevent attempts by stockholders to remove current management, prohibit or delay mergers or other changes of control transactions, and discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our stockholders. The effects of reincorporation in Delaware are detailed in our 2021 Special Proxy Statement and Notice of Special Meeting filed with the SEC on October 7, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The Company did not repurchase any of its equity security during the three months ended September 30, 2024.
Under our Credit Facilities, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2024, four of our officers adopted Rule 10b5-1 trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act: (1) on August 13, 2024, Andrew M. Green, our Vice President, Regulatory Affairs, adopted a trading arrangement pursuant to which he may sell up to 10,000 shares of the Company’s common stock from November 12, 2024 to May 24, 2025; (2) on August 30, 2024, J. Patrick Mackin, our Chairman, President, and Chief Executive Officer, adopted a trading arrangement pursuant to which he may sell up to 75,615 shares of the Company’s common stock from November 29, 2024 to March 12, 2025; (3) on August 30, 2024, Jean F. Holloway, Esq. our Senior Vice President, General Counsel, Chief Compliance Officer, and Corporate Secretary, adopted a trading arrangement pursuant to which she may sell up to 19,092 shares of the Company’s common stock from November 29, 2024 to March 12, 2025; and (4) on August 30, 2024, John E. Davis, our Chief Commercial Officer, adopted a trading arrangement pursuant to which he may sell up to 15,910 shares of the Company’s common stock from November 29, 2024 to March 12, 2025.
No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated the contracts, instructions, or written plans for the purchase or sale of the Company’s securities during the three months ended September 30, 2024.

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

3.3	Amended and Restated Bylaws of Artivion, Inc., effective May 15, 2024, a Delaware Corporation (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 17, 2024).
10.1+*
Amended and Restated Loan Agreement, dated July 1, 2024, by and between Artivion, Inc., as lender, and Endospan Ltd., as borrower. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2024).

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

November 8, 2024
DATE