Form 10-Q
period 2025-03-31
ARTIVION, INC.
filed 2025-05-06
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2025
Common Stock, $0.01 par value	42,702,785

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Products	$78,798	$71,114
Preservation services	20,180	26,317
Total revenues	98,978	97,431

Cost of products and preservation services:
Products	25,263	23,750
Preservation services	10,138	10,735
Total cost of products and preservation services	35,401	34,485

Gross margin	63,577	62,946

Operating expenses:
General, administrative, and marketing	54,704	30,689
Research and development	6,728	6,946
Total operating expenses	61,432	37,635

Operating income	2,145	25,311

Interest expense	7,663	7,826
Interest income	(144)	(374)
Loss on extinguishment of debt	—	3,669
Other (income) expense, net	(3,079)	1,409

(Loss) income before income taxes	(2,295)	12,781
Income tax (benefit) expense	(1,790)	5,248

Net (loss) income	$(505)	$7,533

(Loss) income per share:
Basic	$(0.01)	$0.18
Diluted	$(0.01)	$0.18

Weighted-average common shares outstanding:
Basic	42,232	41,290
Diluted	42,232	47,886

Net (loss) income	$(505)	$7,533
Other comprehensive income:
Foreign currency translation adjustments, net of tax	6,331	(1,528)
Comprehensive income	$5,826	$6,005
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,693	$53,463
Trade receivables, net	87,802	79,462
Other receivables	7,956	6,431
Inventories	81,927	79,766
Deferred preservation costs	52,375	51,701
Prepaid expenses and other	19,544	19,257
Total current assets	287,297	290,080

Goodwill	245,069	240,958
Acquired technology, net	127,530	128,051
Operating lease right-of-use assets, net	39,229	39,726
Property and equipment, net	37,810	36,403
Other intangibles, net	28,517	28,332
Deferred tax assets, net	684	1,068
Other long-term assets	25,027	24,483
Total assets	$791,163	$789,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,695	$17,971
Accrued compensation	12,294	18,342
Accrued expenses	11,520	11,834
Accrued interest	6,757	8,170
Taxes payable	1,605	2,934
Accrued procurement fees	1,982	1,704
Current maturities of operating leases	4,575	4,489
Current portion of finance lease obligations	669	601
Current portion of long-term debt, net	135	195
Other current liabilities	708	583
Total current liabilities	51,940	66,823

Long-term debt, net	314,611	314,152
Contingent consideration	50,050	52,880
Non-current maturities of operating leases	39,353	39,988
Deferred tax liabilities, net	21,532	20,183
Deferred compensation liability	8,070	7,977
Non-current finance lease obligations	3,016	2,833
Other long-term liabilities	8,339	8,065
Total liabilities	$496,911	$512,901

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.01 par value per share, 5,000 shares authorized, no shares issued	—	—
Common stock $0.01 par value per share, 75,000 shares authorized, 44,190 and 43,432 shares issued as of March 31, 2025 and December 31, 2024, respectively	442	434
Additional paid-in capital	388,825	376,607
Retained deficit	(61,771)	(61,266)
Accumulated other comprehensive loss	(18,596)	(24,927)
Treasury stock, at cost, 1,487 shares as of March 31, 2025 and December 31, 2024	(14,648)	(14,648)
Total stockholders’ equity	294,252	276,200

Total liabilities and stockholders’ equity	$791,163	$789,101
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net cash flows from operating activities:
Net (loss) income	$(505)	$7,533

Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	5,446	5,909
Non-cash compensation	8,045	3,478
Non-cash lease expense	1,226	1,920
Write-down of inventories and deferred preservation costs	1,312	723
Deferred income taxes	—	4,299
Change in fair value of contingent consideration	(2,830)	(17,470)
Loss on extinguishment of debt	—	3,669
Other	(2,891)	644
Changes in operating assets and liabilities:
Receivables	(7,922)	(3,334)
Inventories and deferred preservation costs	(2,453)	(1,380)
Prepaid expenses and other assets	(327)	(2,268)
Accounts payable, accrued expenses, and other liabilities	(16,054)	(9,216)
Net cash flows used in operating activities	(16,953)	(5,493)

Net cash flows from investing activities:
Capital expenditures	(3,638)	(3,611)
Net cash flows used in investing activities	(3,638)	(3,611)

Net cash flows from financing activities:
Proceeds from issuance of long-term debt	—	190,000
Proceeds from revolving credit facility	—	30,000
Repayment of debt	(66)	(211,627)
Proceeds from exercise of stock options and issuance of common stock	4,181	3,528
Payment of debt issuance costs	—	(9,998)
Principal payments on short-term notes payable	—	(1,027)
Other	(178)	(139)
Net cash flows provided by financing activities	3,937	737

Effect of exchange rate changes on cash and cash equivalents	884	545
Decrease in cash and cash equivalents	(15,770)	(7,822)

Cash and cash equivalents beginning of period	53,463	58,940
Cash and cash equivalents end of period	$37,693	$51,118
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	43,432	$434	$376,607	$(61,266)	$(24,927)	(1,487)	$(14,648)	$276,200
Net loss	—	—	—	(505)	—	—	—	(505)
Other comprehensive income, net of tax	—	—	—	—	6,331	—	—	6,331
Equity compensation	543	6	8,039	—	—	—	—	8,045
Exercise of options	171	2	3,218	—	—	—	—	3,220
Employee stock purchase plan	44	—	961	—	—	—	—	961
Balance at March 31, 2025	44,190	$442	$388,825	$(61,771)	$(18,596)	(1,487)	$(14,648)	$294,252

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	42,569	$426	$355,919	$(47,907)	$(12,010)	(1,487)	$(14,648)	$281,780
Net income	—	—	—	7,533	—	—	—	7,533
Other comprehensive loss, net of tax	—	—	—	—	(1,528)	—	—	(1,528)
Equity compensation	436	4	3,668	—	—	—	—	3,672
Exercise of options	168	2	2,787	—	—	—	—	2,789
Employee stock purchase plan	51	—	739	—	—	—	—	739
Balance at March 31, 2024	43,224	$432	$363,113	$(40,374)	$(13,538)	(1,487)	$(14,648)	$294,985

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Consolidated Balance Sheet as of December 31, 2024 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three months ended, March 31, 2025 and 2024 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by US GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Certain prior-year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025.
Foreign Currency Translation and Transactions
Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average exchange rates throughout the year. Foreign currency exchange rate realized and unrealized gains and losses resulting from transactions are included in Other (income) expense, net in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and resulted in a net gain of $2.9 million and a net loss of $1.4 million for the three months ended March 31, 2025 and 2024, respectively. Currency translation adjustments resulting from intra-entity loans that are of a long-term investment nature, net of tax, are included in Accumulated other comprehensive loss and resulted in a net gain of $3.8 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2024. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with US GAAP, which require us to make estimates and assumptions. We did not experience any significant changes during the three months ended March 31, 2025 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2024.
New Accounting Standards
Not Yet Effective
In December 2023 the FASB issued ASU 2023-09, Income Taxes Topic 740 - Improvements to Income Tax Disclosures. This amendment is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. This revised guidance is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impacts of the new standard.

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
2.    Agreements with Endospan
On September 11, 2019 Artivion’s wholly owned subsidiary, JOTEC, entered into an exclusive distribution agreement (“Endospan Distribution Agreement”) with Endospan Ltd. (“Endospan”), an Israeli corporation, pursuant to which JOTEC obtained exclusive distribution rights for NEXUS ONE, and under subsequent amendments, the NEXUS DUO and NEXUS TRE (collectively the “NEXUS family of products”) and accessories in certain countries in Europe in exchange for a fixed distribution fee of $9.0 million paid in September 2019. The Endospan Distribution Agreement was fully amortized as of December 31, 2024.
Additionally, we entered into a loan agreement to provide Endospan a secured loan of up to $15.0 million (“Endospan Loan”) and a securities purchase option agreement (“Endospan Option”) with Endospan for $1.0 million paid in September 2019. The Endospan Option Agreement prior to amendment described below provides Artivion the option to purchase all the outstanding securities of Endospan from Endospan’s securityholders at the time of acquisition, or the option to acquire all of Endospan’s assets, in each case, for a price between $350.0 and $450.0 million before, or within a certain period of time after FDA approval of NEXUS, with such option expiring if not exercised within 90 days after receiving notice that Endospan has received approval from the FDA for NEXUS.
On July 1, 2024 Artivion and Endospan entered into an amendment to the Endospan Option (“Endospan Option Amendment”) which amended the terms of the previously existing Endospan Option. Under the terms of the Endospan Option Amendment, the price to acquire all of Endospan’s outstanding securities from Endospan’s securityholders at the time of acquisition, or the option to acquire all of Endospan’s assets under the Endospan Option was reduced from $250.0 million to $175.0 million, resulting in an upfront acquisition purchase price of $135.0 million, inclusive of the loan off-set. There is no longer a minimum earnout payment of $100.0 million and the maximum earnout payment of $200.0 million remains the same. As described in more detail below, we also entered into an amendment to the Endospan Loan (the “Endospan Loan Amendment”) whereby we agreed to fund Endospan additional secured loans of up to $25.0 million (“Additional Endospan Loan” and together with the Endospan Loan, the “Endospan Loans”).
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
Due to the revised terms in the Endospan Option Amendment in July 2024, we performed another fair value measurement utilizing a Monte Carlo simulation model and revalued the Endospan Option. We determined that the fair value of the Endospan Option was $3.1 million as of March 31, 2025 and December 31, 2024, which is reflected in Other long-term assets in the Condensed Consolidated Balance Sheets.

Endospan Loans
Artivion and Endospan also entered into a loan agreement (the “Endospan Loan”), dated September 11, 2019, in which Artivion agreed to provide Endospan a secured loan of up to $15.0 million to be funded in three tranches of $5.0 million each in 2019, 2020 and 2023, respectively.
We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics, and adjust the amount recorded to its current fair market value at each reporting period. We performed assessments of the fair value of the Endospan Loan in previous periods and determined that the Endospan Loan had no fair value. After entering into the Endospan Loan Amendment in July 2024, we determined that the Endospan Loan had a fair value of $0.3 million as of March 31, 2025 and December 31, 2024.
As a part of the Endospan Loan Amendment, Artivion agreed to fund the Additional Endospan Loan up to $25.0 million. The Additional Endospan Loan is contracted to be funded in three tranches of $7.0 million, $10.0 million and $8.0 million, subject to Endospan’s achievement of milestones related to its pursuit of regulatory approval for NEXUS ONE that are specified in the Endospan Loan Amendment. The first two tranches totaling $17.0 million were funded during the year ended December 31, 2024. We performed a fair value assessment of the Additional Endospan Loan and determined that the fair value was $9.5 million and $9.2 million as of March 31, 2025 and December 31, 2024, respectively, which is reflected in Other long-term assets in the Condensed Consolidated Balance Sheets.
3.    Financial Instruments
A summary of financial instruments measured at fair value was as follows (in thousands):

March 31, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,214	$—	$—	$2,214
Certificates of deposit	1,239	—	—	1,239
Endospan Loans	—	—	9,808	9,808
Total assets	$3,453	$—	$9,808	$13,261

Long-term liabilities:
Contingent consideration	$—	$—	$50,050	$50,050
Total liabilities	$—	$—	$50,050	$50,050

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,182	$—	$—	$18,182
Certificates of deposit	5,069	—	—	5,069
Endospan Loans	—	—	9,535	9,535
Total assets	$23,251	$—	$9,535	$32,786

Long-term liabilities:
Contingent consideration	$—	$—	$52,880	$52,880
Total liabilities	$—	$—	$52,880	$52,880
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds and certificates of deposit. The estimated market value of all cash equivalents is equal to cost basis as there were no gross realized gains or losses on cash equivalents for the three months ended March 31, 2025 and 2024.

On September 2, 2020 we entered into a Securities Purchase Agreement to acquire 100% of the outstanding equity interests of Ascyrus Medical LLC (“Ascyrus”). Ascyrus developed the Ascyrus Medical Dissection Stent hybrid prosthesis (“AMDS”), the world’s first aortic arch remodeling device for use in the treatment of acute Type A aortic dissections. As part of the acquisition, we may be required to pay additional consideration in cash of up to $100.0 million to the former shareholders of Ascyrus upon the achievement of certain milestones and the sales-based additional earnout.
The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 17% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of March 31, 2025. We remeasure this liability at each reporting date and record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We perform quarterly assessments of the fair value of the contingent consideration and recorded a net fair value gain of $2.8 million and $17.5 million for the three months ended March 31, 2025 and 2024, respectively, in General, administrative, and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The $17.5 million reduction in the fair value of the liability for the three months ended March 31, 2024 was primarily due to an increase in the credit risk spread resulting from the change in the inputs related to the Credit Facilities issued in the first quarter of 2024, as further discussed in Note 7. The contingent consideration liability reflected in the Condensed Consolidated Balances Sheets was $50.1 million and $52.9 million as of March 31, 2025 and December 31, 2024, respectively.
The fair value of the contingent consideration component of the Ascyrus acquisition and Endospan Loans were updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Contingent Consideration
Balance as of December 31, 2024	$52,880
Change in valuation	(2,830)
Balance as of March 31, 2025	$50,050

Endospan Loans
Balance as of December 31, 2024	$9,535
Change in valuation	273
Balance as of March 31, 2025	$9,808
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Although we believe that the recorded fair values of our financial instruments are appropriate, these fair values may not be reflective of future fair values.

4.    Inventories and Deferred Preservation Costs
Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials and supplies	$34,494	$35,295
Work-in-process	16,278	13,926
Finished goods	31,155	30,545
Total inventories, net	$81,927	$79,766
To facilitate product usage, we maintain consignment inventory On-X heart valves at domestic hospital locations and On-X heart valves, aortic stent grafts, and AMDS products at international hospital locations. We retain title and control over this consignment inventory until we receive a notification of implantation, at which time we invoice the hospital and recognize revenue. As of March 31, 2025 we had $11.7 million in consignment inventory, with approximately 38% in domestic locations and 62% in international locations. As of December 31, 2024 we had $12.2 million in consignment inventory, with approximately 39% in domestic locations and 61% in foreign locations.
Total deferred preservation costs were $52.4 million and $51.7 million as of March 31, 2025 and December 31, 2024, respectively.
5.    Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
The carrying values of our indefinite lived intangible assets were as follows (in thousands):

	March 31, 2025	December 31, 2024
Goodwill	$245,069	$240,958
In-process R&D	2,109	2,026
Procurement contracts and agreements	2,013	2,013
We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We evaluate our goodwill and indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. We did not record any impairment of indefinite lived intangible assets, including goodwill, during the three months ended March 31, 2025. In-process research and development, procurement contracts and agreements are included in Other intangibles, net in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.

Changes in the carrying value of our goodwill, all of which was related to our Medical Devices segment, were as follows (in thousands):

March 31, 2025
Balance as of December 31, 2024	$240,958
Foreign currency translation	4,111
Balance as of March 31, 2025	$245,069
Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. The major intangible asset classes consist of the following (in thousands, except weighted average useful life):

March 31, 2025	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$199,769	$72,239	$127,530	18.2
Other intangibles:
Customer lists and relationships	$28,687	$11,980	$16,707	21.6
Patents	4,508	3,476	1,032	17.0
Other	12,599	5,943	6,656	5.0
Other intangibles, net	$45,794	$21,399	$24,395	11.1

December 31, 2024	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$195,912	$67,861	$128,051	18.3
Other intangibles:
Customer lists and relationships	$28,611	$11,617	$16,994	21.6
Distribution and manufacturing rights and know-how	9,033	9,033	—	5.0
Patents	4,428	3,460	968	17.0
Other	11,776	5,445	6,331	5.0
Other intangibles, net	$53,848	$29,555	$24,293	9.4
Amortization Expense
Amortization expense recorded in General, administrative, and marketing expenses in our Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization expense	$3,388	$3,867

6.    Income Taxes
Income Tax Expense
Our effective income tax rate was a benefit of 78% and an expense of 41% for the three months ended March 31, 2025 and 2024, respectively. Our income tax rate was primarily impacted by state income taxes, non-deductible executive compensation, and changes in our valuation allowance against our net deferred tax assets, partially offset by excess tax deductions on stock-based compensation.
7.    Debt
Debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Term Loan Facility	$190,000	$190,000
Revolving Credit Facility	30,000	30,000
Convertible Senior Notes	100,000	100,000
1.40% Sparkasse Zollernalb (KFW Loan 2)	135	195
Total principal debt	320,135	320,195
Less: Unamortized debt issuance costs(a)	(5,389)	(5,848)
Total debt	314,746	314,347
Less: Current portion of long-term debt	(135)	(195)
Long-term debt, net	$314,611	$314,152
(a) Additional unamortized debt issuance costs totaling $1.6 million and $1.7 million related to the Revolving Credit Facility are included in “Other long-term assets” in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.
Our liquidity needs arise from the funding of our cost of operations and capital expenditures and from debt service on our indebtedness. We believe that cash generated from operations, together with amounts available under our Term Loan Facilities, as defined below, will be adequate to permit us to meet our obligations over the next twelve months from the date of this report.
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
The remaining $30.0 million of undrawn availability under the Revolving Credit Facility as of March 31, 2025 may be drawn for working capital, capital expenditures, and other general corporate purposes. The proceeds from borrowings under the Delayed Draw Term Loan Facility, which remains undrawn as of March 31, 2025 may be used solely to repurchase or repay our outstanding 4.25% Convertible Senior Notes due July 1, 2025 and to pay related fees and expenses.
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
Maturity and Redemption
The final scheduled maturity date of the Credit Facilities is January 18, 2030. There are no scheduled repayments of principal required to be made prior to the final maturity date. We have the right to prepay loans under the Ares Credit Agreement in whole or in part at any time, provided that any prepayment of loans under the Term Loan Facilities (or loans under the Revolving Credit Facility to the extent of reducing the balance of outstanding loans below $30.0 million) will be subject to a prepayment premium of 1.00% if the prepayment occurs prior to January 18, 2026. Amounts repaid in respect of loans under the Term Loan Facilities may not be reborrowed.
Covenants
The Credit Facilities contain certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. The covenants include a financial maintenance covenant that requires the company’s total net leverage ratio, as defined in the agreement, to be not greater than 6.25x for the test periods from the second quarter of fiscal year 2024 through the fourth quarter of fiscal year 2024 and not greater than 5.75x from the first quarter of fiscal year 2025 and thereafter. As of March 31, 2025 we are in compliance with our debt covenants.
Interest
The Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 3.00%, or the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) plus a margin of 4.00%. In addition, we will be required to pay fees of 0.50% per annum on the daily unused amount of the Revolving Credit Facility and 1.00% per annum on the daily unused amount of the Delayed Draw Term Loan Facility. The Term Loan Facilities initially bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 5.50%, or the Adjusted Term SOFR plus a margin of 6.50%. If, after the second quarter of fiscal year 2025, the company reports total net leverage ratio, as defined in the Credit Facilities, of less than or equal to 3.75x the interest margins applicable to the Term Loan Facilities will be reduced by 25 basis points, to 5.25% and 6.25%, for base rate and Adjusted Term SOFR loans, respectively. As of March 31, 2025 the stated and effective interest rate for the Term Loan Facility was 10.81% and 11.56%, respectively. As of March 31, 2025 the stated interest rate was 8.31% per annum for the Revolving Credit Facility.
Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The net proceeds from this offering, after deducting initial purchasers’ discounts and costs directly related to this offering, were approximately $96.5 million. On January 1, 2021 we adopted ASU 2020-06 and adjusted the carrying balance of the Convertible Senior Notes to notional. The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. The fair value and the effective interest rate of the Convertible Senior Notes as of March 31, 2025 was approximately $111.5 million and 5.05%, respectively. The fair value was based on market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.
Interest expense recognized on the Convertible Senior Notes includes approximately $1.3 million and $1.2 million for the aggregate of the contractual coupon interest and the amortization of the debt issuance costs during the three months ended March 31, 2025 and 2024, respectively. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually. There were approximately $0.2 million and $0.4 million of unamortized debt issuance costs related to the Convertible Senior Notes as of March 31, 2025 and December 31, 2024, respectively.

On or after January 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. We became eligible to redeem the Convertible Senior Notes beginning on July 5, 2023, following the expiration of their non-redemption period. We are able to redeem the Convertible Senior Notes in whole or in part, at our option, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. We may redeem for cash all or part of the Convertible Senior Notes at a redemption price equal to 100% of the principal amount of the redeemable Convertible Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the Convertible Senior Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the Convertible Senior Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions or issuing or repurchasing any of our other securities.
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
In connection with the proceeds received from our new Credit Facilities, we repaid all outstanding amounts under the Old Credit Facilities and recorded a loss on extinguishment of debt of $3.7 million, primarily comprised of the write-off of unamortized debt issuance costs, in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024.
Debt Discount and Debt Issuance Costs
In connection with the debt issued under the Credit Facilities, we capitalized $2.7 million in debt issuance costs. The Credit Facilities were also issued at an original issue discount of $7.5 million. Non-cash amortization of debt issuance costs and debt discounts for our Credit Facilities, Convertible Senior Notes, and Old Credit Facilities totaled $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.
8.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of March 31, 2025 and December 31, 2024 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.

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
Net revenues by geographic location based on the location of the customer were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
North America	$47,793	$50,928
EMEA	37,045	33,588
APAC	8,214	7,609
LATAM	5,926	5,306
Total revenues	$98,978	$97,431
Also see segment disaggregation information in Note 12 below.
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
Equity Grants
During the three months ended March 31, 2025 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs will be achieved at target levels, together totaled 748,000 shares and had an aggregate grant date fair value of $19.0 million.
During the three months ended March 31, 2024 the Committee authorized awards from approved stock incentive plans of RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 700,000 shares and had an aggregate grant date fair value of $14.2 million.
The Committee did not authorize any grants of stock options during the three months ended March 31, 2025 and 2024.
Employees purchased common stock totaling 44,000 and 51,000 shares in the three months ended March 31, 2025 and 2024, respectively, through the ESPP.

11.    (Loss) Income Per Common Share
The following table sets forth the computation of basic and diluted (loss) income per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic (loss) income per common share	2025	2024
Net (loss) income	$(505)	$7,533
Net loss (income) allocated to participating securities	1	(22)
Net (loss) income allocated to common stockholders	$(504)	$7,511

Basic weighted-average common shares outstanding	42,232	41,290
Basic (loss) income per common share	$(0.01)	$0.18

	Three Months Ended March 31,
Diluted (loss) income per common share	2025	2024
Net (loss) income	$(505)	$7,533
Net loss (income) allocated to participating securities	1	(19)
Net income attributable to convertible senior notes	—	935
Net (loss) income allocated to common stockholders	$(504)	$8,449

Basic weighted-average common shares outstanding	42,232	41,290
Effect of dilutive stock options and awards	—	889
Effect of convertible senior notes	—	5,707
Diluted weighted-average common shares outstanding	42,232	47,886
Diluted (loss) income per common share	$(0.01)	$0.18
We excluded stock options and awards from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three months ended March 31, 2025 all stock options, awards, and potential common shares related to our Convertible Senior Notes were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss. For the three months ended March 31, 2024 1.3 million of potential common shares related to stock options and awards were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding.

12.    Segment Information
We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of aortic stent grafts, On-X®, surgical sealants, and other product revenues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita® Open NEO, E-vita Open Plus, AMDSTM, the NEXUS ONETM, NEXUS DUOTM, and NEXUS TRETM aortic arch stent graft systems (the “NEXUS family of products”), and E-vita Thoracic 3G. Abdominal stent grafts include our E-xtra Design Engineering, E-nsideTM, ArtivexTM, E-tegraTM, E-ventusTM BX, TuvaTM BX, and E-liacTM products. Surgical sealants include BioGlue® Surgical Adhesive products. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.
Our Chief Operating Decision Maker (“CODM”) is the Company’s Chairman, President, and CEO. The CODM reviews financial information to assess segment performance and determine how to allocate resources across segments.
The primary measure of segment performance, as assessed by our management, is segment gross margin or net external revenues less cost of products and preservation services. The CODM regularly reviews these costs, recognizing them as significant segment expenses. We do not segregate assets by segment; therefore, asset information is excluded from the segment disclosures below.
The following table summarizes revenues, cost of products and preservation services, and gross margins for our reportable segments (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
Medical devices	$78,798	$71,114
Preservation services	20,180	26,317
Total revenues	98,978	97,431

Cost of products and preservation services:
Medical devices	25,263	23,750
Preservation services	10,138	10,735
Total cost of products and preservation services	35,401	34,485

Gross margin:
Medical devices	53,535	47,364
Preservation services	10,042	15,582
Total gross margin	$63,577	$62,946

Net revenues by product were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Products:
Aortic stent grafts	$36,602	$32,103
On-X	21,574	19,681
Surgical sealants	18,106	16,981
Other	2,516	2,349
Total products	78,798	71,114

Preservation services	20,180	26,317
Total revenues	$98,978	$97,431

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
•The potential impact of general global, regional, or national economic downturns and macroeconomic trends, including heightened inflation, interest rate, currency fluctuations, and proposed and enacted tariffs, as well as general or localized economic slowdowns or recessions may have on demand for and sales of our products and services, including ordering trends for international distributors based on currency fluctuations against the US dollar, and our business operations, manufacturing operations, supply chain, and workforce;
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
•Our beliefs about the future regulatory status of our medical devices and processed tissues, our compliance with applicable laws and regulations, and our ability to make timely transitions to our Notified Bodies and obtain renewals for our Conformité Européenne Mark (“CE Mark”) product certification impacted by Brexit and the transition to the Medical Device Regulation in Europe, and the impact these transitions, renewals, and related processes may have on our business, including any impact on our customers' ordering patterns and our ability to supply products;
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
These and other forward-looking statements reflect the views of management at the time and such statements are originally made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially and adversely from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described in Part II, Item 1A, “Risk Factors” in this Form 10-Q and elsewhere throughout this report, the risks described in our other filings with the Securities and Exchange Commission including the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere throughout that report, and other risks which we may not be able to identify in advance, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim any duty, to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, On-X® mechanical heart valves and related surgical products (“On-X” products), surgical sealants, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita® Open NEO, E-vita Open Plus, AMDSTM, the NEXUS ONETM, NEXUS DUOTM, and NEXUS TRETM aortic arch stent graft systems (the “NEXUS family of products”), and E-vita Thoracic 3G. Abdominal stent grafts include our E-xtra Design Engineering, E-nsideTM, ArtivexTM, E-tegraTM, E-ventusTM BX, TuvaTM BX, and E-liacTM products. Surgical sealants include BioGlue Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix bovine surgical patches (“PhotoFix”). We began to manufacture and supply PerClot® hemostatic powder (“PerClot”) during the second quarter of 2023 (as part of our Transitional Manufacturing and Supply Agreement with Baxter International, Inc.).
We reported quarterly revenues of $99.0 million for the three months ended March 31, 2025, a 2% increase from the three months ended March 31, 2024. The increase in revenues for the three months ended March 31, 2025 was due to an increase in revenues from aortic stent grafts, On-X products, surgical sealants, and other products, partially offset by a decrease in revenues from preservation services. Constant currency revenues, as defined below, increased 4% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
See the “Results of Operations” section below for additional analysis of the three months ended March 31, 2025.
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

Results of Operations
($ in thousands)
Revenues

	Revenues for the Three Months Ended March 31,			Revenues as a Percentage of Total Revenues for the Three Months Ended March 31,
	2025	2024	Percent Change	2025	2024
Products:
Aortic stent grafts	$36,602	$32,103	14%	37%	33%
On-X	21,574	19,681	10%	22%	20%
Surgical sealants	18,106	16,981	7%	18%	18%
Other	2,516	2,349	7%	3%	2%
Total products	78,798	71,114	11%	80%	73%

Preservation services	20,180	26,317	-23%	20%	27%
Total	$98,978	$97,431	2%	100%	100%
Revenues increased 2% for the three months ended March 31, 2025, respectively, as compared to the three months ended March 31, 2024. The increase in revenues for the three months ended March 31, 2025 was due to an increase in revenues from all products, partially offset by a decrease in revenues from preservation services.
The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Three Months Ended March 31,				Percent Change From Prior Year
	2025	2024
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$36,602	$32,103	$(1,308)	$30,795	19%
On-X	21,574	19,681	(272)	19,409	11%
Surgical sealants	18,106	16,981	(317)	16,664	9%
Other	2,516	2,349	(4)	2,345	7%
Total products	78,798	71,114	(1,901)	69,213	14%

Preservation services	20,180	26,317	(67)	26,250	-23%
Total	$98,978	$97,431	$(1,968)	$95,463	4%

North America	47,793	50,928	(152)	50,776	-6%
Europe, the Middle East, and Africa	37,045	33,588	(1,210)	32,378	14%
Asia Pacific	8,214	7,609	—	7,609	8%
Latin America	5,926	5,306	(606)	4,700	26%
Total	$98,978	$97,431	$(1,968)	$95,463	4%

A detailed discussion of the changes in product revenues and preservation services revenues for the three months ended March 31, 2025 is presented below.
Products

Revenues from products increased 11% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 was due to an increase in revenues from all products. A discussion of the changes in product revenues for aortic stent grafts, On-X products, surgical sealants, and other product revenues is presented below.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, Brazilian Reals, Polish Zlotys, British Pounds, Canadian Dollars, and Swiss Francs with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, the US Dollar strengthened in comparison to major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.
Aortic Stent Grafts
Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts, and original equipment manufacturing (“OEM”) aortic stent graft products. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, AMDS, the NEXUS family of products, and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, Artivex, E-tegra, E-ventus BX, Tuva BX, and E-liac products. Aortic stent grafts are used in endovascular and open vascular surgery for the treatment of complex aortic arch, thoracic, and abdominal aortic diseases. Our aortic stent grafts are primarily distributed in international markets.
Revenues from the sales of aortic stent grafts increased 14% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This increase was primarily due to an increase in the volume of units sold, partially offset by the effect of foreign exchange rates.
Constant currency revenues from the sales of aortic stent grafts increased 19% for the three months ended March 31, 2025, respectively, as compared to the three months ended March 31, 2024. Revenues for the three months ended March 31, 2025 increased in all geographies, with the most significant increase in Europe, the Middle East, and Africa (collectively, “EMEA”). The revenue increase in EMEA for the three months ended March 31, 2025 was primarily due to an increase in volume of higher priced products within the aortic stent graft product line in direct (to hospitals) markets.

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
Revenues from the sales of On-X products increased 10% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This increase was primarily due to an increase in the volume of units sold in North America and EMEA as well as an increase in average sales price, partially offset by the effect of foreign exchange rates.
Constant currency revenues from the sales of On-X products increased 11% for the three months ended March 31, 2025, respectively, as compared to the three months ended March 31, 2024. Revenues for the three months ended March 31, 2025 increased primarily in North America and EMEA, partially offset by a decrease in Asia Pacific (“APAC”). The increase in revenues in North America for the three months ended March 31, 2025 was impacted by recent gains in the market share. The increase in revenues from EMEA for the three months ended March 31, 2025 was primarily due to an increase in unit sales in indirect markets. The decrease in revenues in APAC for the three months ended March 31, 2025 was primarily due to a decrease in unit sales as a result of customer buying patterns.

Domestic revenues from the sales of On-X products accounted for 65% of total On-X revenues for the three months ended March 31, 2025, as compared to 62% for the three months ended March 31, 2024.
Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants increased 7% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This increase was primarily due to an increase in the volume of milliliters sold and, to a lesser extent, an increase in average sales prices, partially offset by the effect of foreign exchange rates.
Constant currency revenues from the sales of surgical sealants increased 9% for the three months ended March 31, 2025, respectively, as compared to the three months ended March 31, 2024. The increase in revenues for the three months ended March 31, 2025 was due to revenue increases in all geographies, with the most significant increase in LATAM. The increase in revenues in LATAM for the three months ended March 31, 2025 was primarily due to an increase in unit sales in indirect markets.
Domestic revenues from the sales of surgical sealants accounted for 49% of total surgical sealant revenues for the three months ended March 31, 2025, as compared to 51% of total surgical sealant revenues for the three months ended March 31, 2024.
Other
Other revenues are comprised of revenues from PhotoFix and PerClot.
Other revenues increased 7% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase in other revenues for the three months ended March 31, 2025 was primarily due to an increase in PhotoFix product revenues.
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
We continue to evaluate modifications to our tissue processing procedures in an effort to improve tissue processing throughput and yields, reduce costs, and maintain quality across our tissue processing business. Preservation services revenues, particularly revenues for certain high-demand cardiac tissues, can vary from quarter to quarter and year to year due to a variety of factors, including quantity and type of incoming tissues, yields of tissue through the preservation process, timing of receipt of donor information, timing of the release of tissues for implant, demand for certain tissue types due to the number and type of procedures being performed, and pressures from competing products or services.
Revenues from tissue processing decreased 23% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily due to a backlog of tissues to be released for shipments as a result of the 2024 cybersecurity incident which is expected to improve throughout the remainder of 2025.

Cost of Products and Preservation Services
Cost of Products

	Three Months Ended March 31,
	2025	2024
Cost of products	$25,263	$23,750
Cost of products increased 6% for the three months ended March 31, 2025, respectively, as compared to the three months ended March 31, 2024. Cost of products for the three months ended March 31, 2025 and 2024 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.
The increase in cost of products for the three months ended March 31, 2025 was primarily due to an increase in the volume of all products shipped, as compared to the three months ended March 31, 2024.
Cost of Preservation Services

	Three Months Ended March 31,
	2025	2024
Cost of preservation services	$10,138	$10,735
Cost of preservation services decreased 6% for the three months ended March 31, 2025, respectively, as compared to the three months ended March 31, 2024. Cost of preservation services included costs for cardiac and vascular tissue preservation services.
The decrease in cost of preservation services for the three months ended March 31, 2025 was primarily due to a decrease in the volume of tissues shipped, partially offset by an increase in cost of tissues shipped, as compared to the three months ended March 31, 2024.
Gross Margin

	Three Months Ended March 31,
	2025	2024
Gross margin	$63,577	$62,946
Gross margin as a percentage of total revenues	64%	65%
Gross margin increased 1% for the three months ended March 31, 2025, respectively, as compared to the three months ended March 31, 2024.
The increase in gross margin for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to an increase in the volume of all products shipped and the increase in the average sales price of certain products shipped for the three months ended March 31, 2025. The increase was partially offset by a decrease in the volume of tissues shipped, unfavorable cost of tissues shipped, and the unfavorable effect of foreign currency, as compared to the three months ended March 31, 2024. Gross margin as a percentage of total revenues decreased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Gross margin as a percentage of total revenues was negatively impacted by an unfavorable mix and cost of tissues shipped, partially offset by favorable product mix of certain products shipped including aortic stent grafts and BioGlue as well as a favorable pricing of certain products during the three months ended March 31, 2025.

Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended March 31,
	2025	2024
General, administrative, and marketing expenses	$54,704	$30,689
General, administrative, and marketing expenses as a percentage of total revenues	55%	31%
General, administrative, and marketing expenses increased 78% for the three months ended March 31, 2025, respectively, as compared to the three months ended March 31, 2024, which includes the impact of the Ascyrus contingent consideration fair value adjustment gain of $2.8 million and $17.5 million for the three months ended March 31, 2025 and 2024, respectively. The remaining general, administrative, and marketing expenses for the three months ended March 31, 2025 increased $9.4 million as a result of $4.5 million of expenses associated with the 2024 cybersecurity incident as well as higher non-cash stock compensation expenses.
Research and Development Expenses

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$6,728	$6,946
Research and development expenses as a percentage of total revenues	7%	7%
Research and development expenses decreased 3% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Research and development spending for the three months ended March 31, 2025 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts, and, to a lesser extent, On-X products.
Interest Expense
Interest expense was $7.7 million for the three months ended March 31, 2025, as compared to $7.8 million for the three months ended March 31, 2024. Interest expense for the three months ended March 31, 2025 decreased slightly due to lower variable interest rates on our credit facilities.
Loss on Extinguishment of Debt
During the three months ended March 31, 2024 we recorded a loss on extinguishment of debt of $3.7 million in connection with the extinguishment of our previously existing credit facilities. See Part I, Item 1, Note 7 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our new credit facilities.
Other (Income) Expense, Net
Other (income) expense, net was $3.1 million of income for the three months ended March 31, 2025, as compared to $1.4 million of expense for the three months ended March 31, 2024. Other (income) expense, net for the three months ended March 31, 2025 primarily included a net $2.9 million gain from realized and unrealized effects of foreign currency gains and losses and a $0.3 million gain associated with fair value adjustments to loans issued pursuant to our Endospan agreements. Other expense, net for the three months ended March 31, 2024 primarily included a net $1.4 million loss from realized and unrealized effects of foreign currency gains and losses.

Income Tax Expense
Our effective income tax rate was a benefit of 78% and an expense of 41% for the three months ended March 31, 2025 and 2024, respectively. Our income tax rate was primarily impacted by state income taxes, non-deductible executive compensation, and changes in our valuation allowance against our net deferred tax assets, partially offset by excess tax deductions on stock-based compensation.
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
Liquidity and Capital Resources
Our primary uses of liquidity include the payment of operating expenses, capital expenditures, servicing of debt and the funding of acquisitions or other collaborative arrangements. Our primary sources of funding are operating cash flows and borrowings under our debt facilities. As of March 31, 2025 we had approximately $320.1 million of total principle indebtedness outstanding.
Our liquidity as of March 31, 2025 consisted of cash and cash equivalents of $37.7 million, unused commitments of $30.0 million under a revolving credit facility and unused commitments of $100.0 million on delayed draw term loan facility (see “Credit Facilities” below). As of March 31, 2025 approximately 57% of our cash and cash equivalents were held in foreign jurisdictions. Our practice is to maintain sufficient liquidity through cash from operations and our revolving credit facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations, together with amounts available under our Term Loan Facilities, as defined below, will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

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
The final scheduled maturity date of the Credit Facilities is January 18, 2030. There are no scheduled repayments of principal required to be made prior to the final maturity date. We have the right to prepay loans under the Ares Credit Agreement in whole or in part at any time, subject to certain premium payment requirements. Amounts repaid in respect of loans under the Term Loan Facilities may not be reborrowed. The Credit Facilities currently bear interest at the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) plus applicable margins. As of March 31, 2025 the aggregate interest rate was 10.81% and 8.31% per annum for the Term Loan Facilities and Revolving Credit Facility, respectively. See Part I, Item 1, Note 7 of the “Notes to Consolidated Financial Statements” for further discussion of our new Ares Credit Agreement.
Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). The Convertible Senior Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We use the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation. On or after January 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time.
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

Cash Flows
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flows (used in) provided by:
Operating activities	$(16,953)	$(5,493)
Investing activities	(3,638)	(3,611)
Financing activities	3,937	737
Effect of exchange rate changes on cash and cash equivalents	884	545
Decrease in cash and cash equivalents	$(15,770)	$(7,822)
Net Cash Flows from Operating Activities

Net cash used in operating activities increased $11.5 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to professional fees related to the 2024 cybersecurity incident, an increase in liabilities being paid during the quarter that had been delayed at the end of 2024 due to the cybersecurity incident, and a change in the timing of interest payments on our credit facilities executed in January 2024. We expect to continue to incur professional fees in the remainder of 2025 in connection with enhanced ongoing cybersecurity services.
Net Cash Flows from Investing Activities
Net cash used in investing activities was $3.6 million for both the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025 cash flows used in investing activities included $3.6 million of cash used for capital expenditures.
Net Cash Flows from Financing Activities
Net cash provided by financing activities was $3.9 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. The current year cash provided by financing activities was primarily due to $4.2 million of proceeds from the exercise of stock options and issuances of common stock, partially offset by $0.1 million for the repayment of debt.
Scheduled Contractual Obligations and Future Payments

As of March 31, 2025 there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Capital Expenditures
Capital expenditures were $3.6 million for both the three months ended March 31, 2025 and 2024. Capital expenditures for the three months ended March 31, 2025 were primarily related to routine purchases of manufacturing and tissue processing equipment, computer software, computer equipment, and leasehold improvements to support our business.

Off-Balance Sheet Commitments and Arrangements

As of March 31, 2025 there have been no material changes to our indemnification obligations as disclosed in Part II, Item 8, Note 11 – “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2024. For information concerning contingencies, see Note 8 – “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 – “Basis of Presentation and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q.
Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, including the effects of changes in interest rates (including credit spreads) and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. As of March 31, 2025 there has been no material change in the information reported under Part II, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of March 31, 2025 the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes to Disclosure Controls and Procedures
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•Potential adverse tax consequences of overlapping tax structures or potential changes in domestic and international tax policy, laws, and treaties; and
•Potential adverse consequences from unexpected global regulatory or tariff and trade developments.

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
Our operations and performance have been, and may continue to be, impacted by regional and global geopolitical conditions, domestic and foreign trade and monetary policies, and other factors beyond our control, such as Russia’s war with Ukraine and instability in the Middle East. To date, sanctions and other disruptions in the Eastern European region have not materially impacted our business or ability to supply products to Russia, Belarus, Ukraine, and the region generally; however, continuation or escalation of the wars in Ukraine or instability in the Middle East, or increased export controls or additional sanctions imposed on or by impacted countries, their allies, or related entities could adversely affect our financial performance. Although we do not have any direct operations in Russia, Ukraine, Israel, Gaza, or Syria, the NEXUS family of products are solely manufactured by Endospan in Herzliya, Israel. We have not experienced any material disruption of supply from Endospan; however, it is difficult to predict the ultimate course of these conflicts and we may face business operations and supply chain disruptions as a result, including disruptions related to shortages of materials and finished goods, higher costs of materials and freight, freight delays, increased energy costs or energy shortages, travel disruptions, currency fluctuation, and disruptions to banking systems or capital markets.

We operate in highly competitive market segments, face competition from large, well-established medical device companies and tissue service providers with greater resources and we may not be able to compete effectively.
The market for our products and services is competitive and affected by new product introductions and activities of other industry participants, including the introduction of novel products and therapies aimed at unrelated disease states or even overall patient health. In addition, such products and therapies like GLP-1 drugs, which we believe have or will have little to no actual impact on demand for our products, can lead to investor and customer confusion, can change investor focus, and can impact the perceived demand for our products, which may affect our stock price even if actual demand for our products is unaffected. We face intense competition in virtually all of our product lines, from, among others, Baxter, Ethicon (a Johnson & Johnson Company), Medtronic, Abbott Laboratories, Edwards Lifesciences, Becton, Dickinson and Company, Integra Life Sciences, LifeNet Health, Corcym, Anteris Technologies, Elutia (formerly Aziyo Biologics), Cook Medical, Gore & Associates, Terumo, LeMaitre Vascular, Maquet, Pfizer, and BioCer Entwicklungs-GmbH. Several of our competitors enjoy competitive advantages over us, including:

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
Our established and early-stage competitors may have advantages over us in terms of cost structure, pricing, back-office automation, product development, marketing, supply chain, and sourcing, and, if we are unable to compete effectively, our financial results will be adversely affected.

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
•Timely receive and process tissues;
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
BioGlue is a significant source of our revenues, and as such, any risk adversely affecting our BioGlue products or business would likely be material to our financial results. We face the following risks relating to BioGlue:

•We may be unable to obtain approval to commercialize BioGlue in certain non-US countries as fast as our competitors do or at all. We also may not be able to capitalize on new BioGlue approvals, including for new indications, in non-US countries; BioGlue contains a bovine blood protein. Animal-based products are subject to increased scrutiny from the public and regulators, who may seek to impose additional regulations, regulatory hurdles or product bans in certain countries on such products; and
•BioGlue is a mature product and other companies may use the inventions disclosed in expired BioGlue patents to develop and make competing products.
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
Additionally, our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of our 2019 Endospan transaction depends on a number of additional factors including Endospan’s ability to: (a) comply with the Endospan Loan and other debt obligations, and avoid an event of default; (b) successfully commercialize the NEXUS family of products, raise capital and drive adoption in markets in and outside of Europe; (c) meet demand for the NEXUS family of products; (d) meet quality and regulatory requirements for the NEXUS family of products; (e) manage any intellectual property risks and uncertainties associated with the NEXUS family of products; (f) obtain FDA approval of the NEXUS family of products; (g) remain as a going concern; and (h) develop the NEXUS family of products, and other product improvements to meet competitive threats and physician demand. As an example of this risk, the forecasted operating results related to NEXUS ONE decreased, resulting in an impairment to the carrying value of the Endospan Option, and a full write-down of the value of our original loan to Endospan, reflecting decreased expectations with respect to the anticipated benefits of the Endospan transaction. Similarly, our ability to realize the anticipated benefits of the Baxter Transaction depends on factors beyond our control, including Baxter's performance against Baxter's originally anticipated demand.
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

We have experienced, and expect to continue to be subject to the risk of, cybersecurity threats and incidents. For example, we experienced a previously-disclosed cyber-attack in the fourth quarter of 2024 that temporarily disrupted our business operations, including our ERP systems, and had an impact on revenue, manufacturing, order processing, shipping, and other corporate operations. Our claims for reimbursement with our insurer remain outstanding and we continue to incur expenses in connection with improving our global infrastructure and cybersecurity posture, additionally, we remain subject to other risks and uncertainties as a result of the incident, including those related to scrap, inventory levels, and timely shipping releases, as well as the potential to incur additional expenses.
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
Governments, investors, customers, employees and other stakeholders are continuing to focus on areas of corporate responsibility, and particularly matters related to environmental, social, and governance (“ESG”) factors. Stakeholders are looking to companies that demonstrate strong ESG and sustainability practices as an indicator of long-term resilience. However, there is an increasing number of state-level and federal legislation, executive orders and other backlash against ESG matters that may conflict with other regulatory requirements or our various stakeholders’ expectations. Keeping up with and meeting these sometimes contradictory and evolving expectations can be difficult and expensive, and may disrupt our business and divert the attention of our management. We may be unable to make the investments in ESG programs that our competitors with greater financial resources are able to make or we may be challenged by governmental authorities if we choose to make such investments. Failure to meet the expectations of investors, other stakeholders, or certain governmental authorities in these areas may damage our reputation, impact employee retention, impact the willingness of our customers to do business with us, or otherwise impact our financial results and stock price.

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
•Our Notified Bodies: The combination of the increased regulatory framework under the MDR and the UK’s exit from the European Union have both had an impact on notified bodies. The MDR has significantly increased the workload on existing notified bodies and as a result, many have elected to leave the space, including our Notified Body in the UK, LRQA. Although we were able to transition our LRQA-issued certification for BioGlue to a new notified body, DEKRA, we are still in the process of transitioning the LRQA-issue certification for PhotoFix and we periodically review the need to change notified bodies; and
•New CE Marks: The increased workload on notified bodies and other uncertainties around the transition to the MDR will likely cause delays in the approval for any new products that we may wish to bring to the EU market.
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
We cannot give assurance that regulatory agencies will clear or approve these products and services or indications, or any new products and services or new indications, on a timely basis, if ever, or that the products and services or new indications will adequately meet the requirements of the market or achieve market acceptance. Pre- and post-market clinical studies may also be delayed or halted due to many factors beyond our control, including, for example, reductions in FDA staff that may affect the agency’s response time.
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
The transition to a new presidential administration in the US brings several potential risks that could impact our business operations and financial performance. Changes in policy regarding international trade, including import and export regulation and international trade agreements, along with resulting volatility, could negatively impact our business. The US has imposed tariffs and export controls on certain goods and products imported from abroad, which has resulted in retaliatory tariffs. Additional tariffs imposed by the US on a broader range of imports, or further retaliatory trade measures taken by other countries in response, could result in an increase in supply chain costs that we may not be able to offset or that otherwise adversely impact our results of operations. In addition, political tensions between the US and certain other countries have escalated in recent years. Changes in foreign policy and the imposition of new sanctions could impact our ability to distribute products in certain regions. This could limit our market reach and affect our revenue streams. Changes in tax policy, including changes to corporate tax rates or changes in tax incentives that we currently benefit from, could also negatively impact our results of operations and financial condition.

The new administration has already taken steps that have impacted federal spending and the federal workforce. Policies relating to reductions in spending, reductions in staff, and mandated return-to-office policies, could impact the capabilities of regulatory agencies which could affect the timeliness and efficiency of regulatory reviews and approvals that are critical to our operations. Regulatory focus, particularly with respect to sustainability matters, may change, reducing or changing regulations relating to ethylene oxide (EtO), PFAS, or other sustainability initiatives, potentially requiring us to make additional expenditures to comply with new regulations, or abandon programs we have already invested in.
In response to perceived increases in healthcare costs in recent years, there have been, and continue to be, proposals by the governmental authorities, third-party payors, and elected office holders and candidates to impact public health, control healthcare costs and, more generally, to reform the healthcare systems. These changes may impact costs and reimbursement, as well as potential changes to the regulatory environment and healthcare generally. Many US healthcare laws, including the Affordable Care Act and the Federal Food, Drug, and Cosmetics Act, are complex, subject to change particularly during a change in administrations, and dependent on interpretation and enforcement decisions from government agencies with broad discretion. Changes in regulations, federal funding or staffing at administrative agencies like the FDA may impact, for example, the speed at which we are able to obtain regulatory reviews and approvals, and changes in the focus of those administrative agencies may result in the repeal of applicable regulations or guidance or impact us in other ways we cannot anticipate. This could delay clinical trials and product launches, impact the regulatory status of current products or services, or affect our competitive position. The impact of this uncertainty on us, our customers, or the specific services and relationships we have with our customers is not always clear. Our failure to accurately anticipate these changes, or our failure to comply with changes to legal and regulatory frameworks, could create liability for us, result in adverse publicity and negatively affect our business, results of operations, and financial condition.
As a medical device manufacturer and tissue services provider we are exposed to risk of product liability claims and our existing insurance coverage may be insufficient, or we may be unable to obtain insurance in the future, to cover any resulting liability.
Our products and processed tissues allegedly have caused, and may in the future cause, injury or result in other serious complications that may result in product or other liability claims from our customers or their patients. If our products are defectively designed, manufactured, or labeled, or contain inadequate warnings, defective components, or are misused, or are used contrary to our warnings, instructions, and approved indications, we may become subject to costly litigation that can have unpredictable and potentially extreme outcomes.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase any of its equity security during the three months ended March 31, 2025.
Under our Credit Facilities, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On March 13, 2025 Amy D. Horton, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement, pursuant to which she may sell up to 7,992 shares of the Company's common stock. The duration of the trading arrangement is from June 12, 2025 to March 5, 2026. On March 14, 2025 Marshall S. Stanton, our Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement, pursuant to which he may sell up to 41,132 share of the Company's common stock. The duration of the trading arrangement is from June 13, 2025 to June 13, 2026. These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities during the three months ended March 31, 2025.

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

ARTIVION, INC.
(Registrant)

/s/ J. PATRICK MACKIN	/s/ LANCE A. BERRY
J. PATRICK MACKIN	LANCE A. BERRY
Chairman, President, and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer and Executive Vice President, Finance (Principal Financial Officer)

May 6, 2025	May 6, 2025
DATE	DATE