Form 10-Q
period 2025-06-30
ARTIVION, INC.
filed 2025-08-08
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2025
Common Stock, $0.01 par value	47,183,658

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Products	$87,444	$73,210	$166,242	$144,324
Preservation services	25,528	24,809	45,708	51,126
Total revenues	112,972	98,019	211,950	195,450

Cost of products and preservation services:
Products	28,315	24,545	53,578	48,295
Preservation services	11,545	10,150	21,683	20,885
Total cost of products and preservation services	39,860	34,695	75,261	69,180

Gross margin	73,112	63,324	136,689	126,270

Operating expenses:
General, administrative, and marketing	57,665	49,320	112,369	80,009
Research and development	7,063	7,497	13,791	14,443
Total operating expenses	64,728	56,817	126,160	94,452

Operating income	8,384	6,507	10,529	31,818

Interest expense	7,270	8,304	14,933	16,130
Interest income	(68)	(353)	(212)	(727)
Losses on inducement/extinguishment of debt	2,664	—	2,664	3,669
Other (income) expense, net	(4,964)	983	(8,043)	2,392

Income (loss) before income taxes	3,482	(2,427)	1,187	10,354
Income tax expense (benefit)	2,137	(306)	347	4,942

Net income (loss)	$1,345	$(2,121)	$840	$5,412

Income (loss) per share:
Basic	$0.03	$(0.05)	$0.02	$0.13
Diluted	$0.03	$(0.05)	$0.02	$0.13

Weighted-average common shares outstanding:
Basic	44,296	41,683	43,270	41,487
Diluted	45,378	41,683	44,503	42,405

Net income (loss)	$1,345	$(2,121)	$840	$5,412
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	15,768	(2,323)	22,099	(3,851)
Comprehensive income (loss)	$17,113	$(4,444)	$22,939	$1,561
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,476	$53,463
Trade receivables, net	91,440	79,462
Other receivables	9,810	6,431
Inventories	86,723	79,766
Deferred preservation costs	52,817	51,701
Prepaid expenses and other	24,554	19,257
Total current assets	318,820	290,080

Goodwill	253,802	240,958
Acquired technology, net	129,257	128,051
Operating lease right-of-use assets, net	39,690	39,726
Property and equipment, net	40,086	36,403
Other intangibles, net	29,183	28,332
Deferred tax assets, net	693	1,068
Other long-term assets	26,856	24,483
Total assets	$838,387	$789,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,426	$17,971
Accrued compensation	15,896	18,342
Accrued expenses	11,381	11,834
Accrued interest	5,706	8,170
Taxes payable	2,849	2,934
Accrued procurement fees	2,569	1,704
Current maturities of operating leases	4,956	4,489
Current portion of finance lease obligations	710	601
Current portion of long-term debt	73	195
Other current liabilities	3,104	583
Total current liabilities	66,670	66,823

Long-term debt, net	215,538	314,152
Contingent consideration	52,670	52,880
Non-current maturities of operating leases	39,409	39,988
Deferred tax liabilities, net	23,455	20,183
Deferred compensation liability	8,730	7,977
Non-current finance lease obligations	3,055	2,833
Other long-term liabilities	8,958	8,065
Total liabilities	$418,485	$512,901

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.01 par value per share, 5,000 shares authorized, no shares issued	—	—
Common stock $0.01 par value per share, 75,000 shares authorized, 48,592 and 43,432 shares issued as of June 30, 2025 and December 31, 2024, respectively	486	434
Additional paid-in capital	497,318	376,607
Retained deficit	(60,426)	(61,266)
Accumulated other comprehensive loss	(2,828)	(24,927)
Treasury stock, at cost, 1,487 shares as of June 30, 2025 and December 31, 2024	(14,648)	(14,648)
Total stockholders’ equity	419,902	276,200

Total liabilities and stockholders’ equity	$838,387	$789,101
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Net cash flows from operating activities:
Net income	$840	$5,412

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,984	11,800
Non-cash compensation	14,167	7,730
Non-cash lease expense	2,510	3,897
Write-down of inventories and deferred preservation costs	2,379	1,508
Deferred income taxes	(231)	994
Change in fair value of contingent consideration	(210)	(15,680)
Losses on inducement/extinguishment of debt	2,664	3,669
Other	(7,423)	1,178
Changes in operating assets and liabilities:
Receivables	(9,660)	(6,446)
Inventories and deferred preservation costs	(5,521)	(2,165)
Prepaid expenses and other assets	(6,215)	(5,224)
Accounts payable, accrued expenses, and other liabilities	(6,226)	(6,031)
Net cash flows (used in) provided by operating activities	(1,942)	642

Net cash flows from investing activities:
Capital expenditures	(6,925)	(6,124)
Net cash flows used in investing activities	(6,925)	(6,124)

Net cash flows from financing activities:
Proceeds from issuance of long-term debt	—	190,000
Proceeds from revolving credit facility	—	30,000
Repayment of debt	(134)	(211,688)
Proceeds from exercise of stock options and issuance of common stock	4,459	3,587
Payment of debt issuance costs	—	(10,044)
Proceeds from financing insurance premiums	3,117	—
Principal payments on short-term notes payable	(554)	(1,027)
Other	(353)	(272)
Net cash flows provided by financing activities	6,535	556

Effect of exchange rate changes on cash and cash equivalents	2,345	1,005
Increase (decrease) in cash and cash equivalents	13	(3,921)

Cash and cash equivalents beginning of period	53,463	58,940
Cash and cash equivalents end of period	$53,476	$55,019
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2025	44,190	$442	$388,825	$(61,771)	$(18,596)	(1,487)	$(14,648)	$294,252
Net income	—	—	—	1,345	—	—	—	1,345
Other comprehensive income, net of tax	—	—	—	—	15,768	—	—	15,768
Settlement of convertible senior notes	4,334	44	102,093	—	—	—	—	102,137
Equity compensation	57	—	6,122	—	—	—	—	6,122
Exercise of options	11	—	278	—	—	—	—	278
Balance at June 30, 2025	48,592	$486	$497,318	$(60,426)	$(2,828)	(1,487)	$(14,648)	$419,902

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	43,432	$434	$376,607	$(61,266)	$(24,927)	(1,487)	$(14,648)	$276,200
Net income	—	—	—	840	—	—	—	840
Other comprehensive income, net of tax	—	—	—	—	22,099	—	—	22,099
Settlement of convertible senior notes	4,334	44	102,093	—	—	—	—	102,137
Equity compensation	600	6	14,161	—	—	—	—	14,167
Exercise of options	182	2	3,496	—	—	—	—	3,498
Employee stock purchase plan	44	—	961	—	—	—	—	961
Balance at June 30, 2025	48,592	$486	$497,318	$(60,426)	$(2,828)	(1,487)	$(14,648)	$419,902
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

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Consolidated Balance Sheet as of December 31, 2024 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three and six months ended, June 30, 2025 and 2024 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by US GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Certain prior-year amounts have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025.
Foreign Currency Translation and Transactions
Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average exchange rates throughout the year. Foreign currency exchange rate realized and unrealized gains and losses resulting from transactions are included in Other (income) expense, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and resulted in a net gain of $4.5 million and $7.4 million for the three and six months ended June 30, 2025, respectively, as compared to a net loss of $0.9 million and $2.4 million for the three and six months ended June 30, 2024, respectively. Currency translation adjustments resulting from intra-entity loans that are of a long-term investment nature, net of tax, are included in Accumulated other comprehensive loss and resulted in a net gain of $9.8 million and $13.6 million for the three and six months ended June 30, 2025, respectively, as compared to a net loss of $1.3 million and $1.1 million during the three and six months ended June 30, 2024, respectively.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2024. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with US GAAP, which require us to make estimates and assumptions. We did not experience any significant changes during the three and six months ended June 30, 2025 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2024.

New Accounting Standards
Recently Adopted
In November 2024 the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This amendment clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We early adopted ASU 2024-04 as of June 30, 2025 on a prospective basis, as part of the settlement of the Convertible Senior Notes. See Note 7 for further discussion regarding the settlement of the Convertible Senior Notes.
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
Endospan Option
In July 2024, in conjunction with the Endospan Option Amendment, we performed a fair value measurement utilizing a Monte Carlo simulation model and determined that the value of the Endospan Option was $3.1 million. The Endospan Option was valued at $3.1 million as of June 30, 2025 and December 31, 2024, which is reflected in Other long-term assets in the Condensed Consolidated Balance Sheets.
Endospan Loans
Artivion and Endospan also entered into a loan agreement (the “Endospan Loan”), dated September 11, 2019, in which Artivion agreed to provide Endospan a secured loan of up to $15.0 million to be funded in three tranches of $5.0 million each in 2019, 2020 and 2023, respectively.
We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics, and adjust the amount recorded to its current fair market value at each reporting period. We performed assessments of the fair value of the Endospan Loan in previous periods and determined that the Endospan Loan had no fair value. After entering into the Endospan Loan Amendment in July 2024, we determined that the Endospan Loan had a fair value of $0.3 million as of June 30, 2025 and December 31, 2024.
As a part of the Endospan Loan Amendment, Artivion agreed to fund the Additional Endospan Loan up to $25.0 million. The Additional Endospan Loan is contracted to be funded in three tranches of $7.0 million, $10.0 million and $8.0 million, subject to Endospan’s achievement of milestones related to its pursuit of regulatory approval for NEXUS ONE that are specified in the Endospan Loan Amendment. The first two tranches totaling $17.0 million were funded during the year ended December 31, 2024. We performed a fair value assessment of the Additional Endospan Loan and determined that the fair value was $10.0 million and $9.2 million as of June 30, 2025 and December 31, 2024, respectively, which is reflected in Other long-term assets in the Condensed Consolidated Balance Sheets.
3.    Financial Instruments
A summary of financial instruments measured at fair value was as follows (in thousands):

June 30, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,715	$—	$—	$5,715
Certificates of deposit	2,074	—	—	2,074
Endospan Loans	—	—	10,290	10,290
Total assets	$7,789	$—	$10,290	$18,079

Long-term liabilities:
Contingent consideration	$—	$—	$52,670	$52,670
Total liabilities	$—	$—	$52,670	$52,670

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,182	$—	$—	$18,182
Certificates of deposit	5,069	—	—	5,069
Endospan Loans	—	—	9,535	9,535
Total assets	$23,251	$—	$9,535	$32,786

Long-term liabilities:
Contingent consideration	$—	$—	$52,880	$52,880
Total liabilities	$—	$—	$52,880	$52,880
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds and certificates of deposit. The estimated market value of all cash equivalents is equal to the cost basis as there were no gross realized gains or losses on cash equivalents for the three and six months ended June 30, 2025 and 2024.
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
The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 17% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of June 30, 2025. We remeasure this liability at each reporting date and record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Increases or decreases in the fair value of the contingent consideration liability can result from changes in the passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We perform quarterly assessments of the fair value of the contingent consideration and recorded a net fair value loss of $2.6 million and a net fair value gain of $0.2 million for the three and six months ended June 30, 2025, respectively, as compared to a net fair value loss of $1.8 million and a net fair value gain of $15.7 million for the three and six months ended June 30, 2024, respectively, in General, administrative, and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The $15.7 million reduction in the fair value of the liability for the six months ended June 30, 2024 was primarily due to an increase in the credit risk spread resulting from the change in the inputs related to the Credit Facilities issued in the first quarter of 2024, as further discussed in Note 7. The contingent consideration liability reflected in the Condensed Consolidated Balances Sheets was $52.7 million and $52.9 million as of June 30, 2025 and December 31, 2024, respectively.

The fair value of the contingent consideration component of the Ascyrus acquisition and Endospan Loans were updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Contingent Consideration
Balance as of December 31, 2024	$52,880
Change in valuation	(210)
Balance as of June 30, 2025	$52,670

Endospan Loans
Balance as of December 31, 2024	$9,535
Change in valuation	755
Balance as of June 30, 2025	$10,290
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Although we believe that the recorded fair values of our financial instruments are appropriate, these fair values may not be reflective of future fair values.
4.    Inventories and Deferred Preservation Costs
Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials and supplies	$36,246	$35,295
Work-in-process	17,821	13,926
Finished goods	32,656	30,545
Inventories	$86,723	$79,766
To facilitate product usage, we maintain consignment inventory On-X heart valves at domestic hospital locations and On-X heart valves, aortic stent grafts, and AMDS products at international hospital locations. We retain title and control over this consignment inventory until we receive a notification of implantation, at which time we invoice the hospital and recognize revenue. As of June 30, 2025 we had $12.6 million in consignment inventory, with approximately 35% in domestic locations and 65% in international locations. As of December 31, 2024 we had $12.2 million in consignment inventory, with approximately 39% in domestic locations and 61% in foreign locations.
Total deferred preservation costs were $52.8 million and $51.7 million as of June 30, 2025 and December 31, 2024, respectively.
5.    Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
The carrying values of our indefinite lived intangible assets were as follows (in thousands):

	June 30, 2025	December 31, 2024
Goodwill	$253,802	$240,958
In-process R&D	2,285	2,026
Procurement contracts and agreements	2,013	2,013

We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We evaluate our goodwill and indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. We did not record any impairment of indefinite lived intangible assets, including goodwill, during the three and six months ended June 30, 2025. In-process research and development, procurement contracts and agreements are included in Other intangibles, net in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.
Changes in the carrying value of our goodwill, all of which was related to our Medical Devices segment, were as follows (in thousands):

June 30, 2025
Balance as of December 31, 2024	$240,958
Foreign currency translation	12,844
Balance as of June 30, 2025	$253,802
Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. The major intangible asset classes consist of the following (in thousands, except weighted average useful life):

June 30, 2025	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$207,963	$78,706	$129,257	18.1
Other intangibles:
Customer lists and relationships	$28,847	$12,384	$16,463	21.5
Patents	4,599	3,495	1,104	17.0
Other	13,862	6,544	7,318	5.0
Other intangibles, net	$47,308	$22,423	$24,885	10.8

December 31, 2024	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$195,912	$67,861	$128,051	18.3
Other intangibles:
Customer lists and relationships	$28,611	$11,617	$16,994	21.6
Distribution and manufacturing rights and know-how	9,033	9,033	—	5.0
Patents	4,428	3,460	968	17.0
Other	11,776	5,445	6,331	5.0
Other intangibles, net	$53,848	$29,555	$24,293	9.4

Amortization Expense
Amortization expense recorded in General, administrative, and marketing expenses in our Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$3,427	$3,793	$6,815	$7,660
6.    Income Taxes
Income Tax Expense
Our effective income tax rate was an expense of 61% and 29% for the three and six months ended June 30, 2025, respectively, as compared to a benefit of 13% and an expense of 48% for the three and six months ended June 30, 2024, respectively. Our income tax rate was primarily impacted by state income taxes, non-deductible executive compensation, and changes in our valuation allowance against our net deferred tax assets, partially offset by excess tax deductions on stock-based compensation and foreign provision to return adjustments.
On July 4, 2025 the United States enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
7.    Debt
Debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Term Loan Facility	$190,000	$190,000
Revolving Credit Facility	30,000	30,000
Convertible Senior Notes	460	100,000
1.40% Sparkasse Zollernalb (KFW Loan 2)	73	195
Total principal debt	220,533	320,195
Less: Unamortized debt issuance costs(a)	(4,922)	(5,848)
Total debt	215,611	314,347
Less: Current portion of long-term debt	(73)	(195)
Long-term debt, net	$215,538	$314,152
(a) Additional unamortized debt issuance costs totaling $1.6 million and $1.7 million related to the Revolving Credit Facility are included in “Other long-term assets” in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.
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
The remaining $30.0 million of undrawn availability under the Revolving Credit Facility as of June 30, 2025 may be drawn for working capital, capital expenditures, and other general corporate purposes. The proceeds from borrowings under the Delayed Draw Term Loan Facility remained undrawn as of June 30, 2025.
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
Covenants
The Credit Facilities contain certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. The covenants include a financial maintenance covenant that requires the company’s total net leverage ratio, as defined in the agreement, to be not greater than 6.25x for the test periods from the second quarter of fiscal year 2024 through the fourth quarter of fiscal year 2024 and not greater than 5.75x from the first quarter of fiscal year 2025 and thereafter. As of June 30, 2025 we are in compliance with our debt covenants.
Interest
The Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 3.00%, or the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) plus a margin of 4.00%. In addition, we will be required to pay fees of 0.50% per annum on the daily unused amount of the Revolving Credit Facility and 1.00% per annum on the daily unused amount of the Delayed Draw Term Loan Facility. The Term Loan Facilities initially bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 5.50%, or the Adjusted Term SOFR plus a margin of 6.50%. If, after the second quarter of fiscal year 2025, the company reports total net leverage ratio, as defined in the Credit Facilities, of less than or equal to 3.75x the interest margins applicable to the Term Loan Facilities will be reduced by 25 basis points, to 5.25% and 6.25%, for base rate and Adjusted Term SOFR loans, respectively. As of June 30, 2025 the stated and effective interest rate for the Term Loan Facility was 10.55% and 11.28%, respectively. As of June 30, 2025 the stated interest rate was 8.30% per annum for the Revolving Credit Facility.

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
Interest expense recognized on the Convertible Senior Notes includes approximately $0.8 million and $2.1 million for the aggregate of the contractual coupon interest and the amortization of the debt issuance costs during the three and six months ended June 30, 2025, respectively, as compared to $1.2 million and $2.5 million during the three and six months ended June 30, 2024, respectively. Interest on the Convertible Senior Notes began accruing upon issuance and is payable semi-annually.
In May 2025 we entered into separate, privately negotiated exchange agreements (“Exchange Agreements”) with the Holders of the Convertible Senior Notes. The transactions contemplated by the Exchange Agreements closed on May 28, 2025. Under the terms of the Exchange Agreements, the Holders exchanged an aggregate principal amount of approximately $99.5 million of the Convertible Senior Notes held by the Holders in exchange for an aggregate of 4,334,347 shares of our common stock. In addition, pursuant to the Exchange Agreements, we made a cash payment of approximately $1.7 million to the Holders in respect of accrued and unpaid interest on the exchanged Convertible Senior Notes.
As a result of the Exchange Agreements, we recorded $2.7 million of convertible debt inducement expense, which is the fair value of the additional consideration transferred and included in Losses on inducement/extinguishment of debt, in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2025.
Approximately $0.5 million in aggregate principal amount of the Convertible Senior Notes remained outstanding as of June 30, 2025. The remaining $0.5 million in aggregate principal amount of the Convertible Senior Notes were settled on July 1, 2025 resulting in the issuance of 19,605 shares of our common stock. The Delayed Draw Term Loan Facility was terminated on July 2, 2025 after all of the Convertible Senior Notes were settled.
Old Credit Facilities and Loss on Extinguishment of Debt
Our Old Credit Facilities, entered into on December 1, 2017, provided for a $255.0 million senior secured credit facility, consisting of a $225.0 million secured term loan facility (the “Old Term Loan Facility”) and a $30.0 million secured revolving credit facility (the “Old Revolving Credit Facility”). The maturity dates of both our Term Loan and Revolving Credit Facility, as amended, were June 1, 2027 and June 1, 2025, respectively, subject to earlier springing maturities as defined.
In connection with the proceeds received from our new Credit Facilities, we repaid all outstanding amounts under the Old Credit Facilities and recorded a loss on extinguishment of debt of $3.7 million, primarily comprised of the write-off of unamortized debt issuance costs, in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the six months ended June 30, 2024.
Debt Discount and Debt Issuance Costs
In connection with the debt issued under the Credit Facilities, we capitalized $2.7 million in debt issuance costs. The Credit Facilities were also issued at an original issue discount of $7.5 million. Non-cash amortization of debt issuance costs and debt discounts for our Credit Facilities, Convertible Senior Notes, and Old Credit Facilities totaled $0.5 million and $1.0 million for the both three and six months ended June 30, 2025 and 2024, respectively.

8.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of June 30, 2025 and December 31, 2024 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
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
Net revenues by geographic location based on the location of the customer were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America	$57,569	$48,662	$105,362	$99,590
EMEA	38,713	34,145	75,758	67,733
APAC	11,131	9,653	19,345	17,262
LATAM	5,559	5,559	11,485	10,865
Total revenues	$112,972	$98,019	$211,950	$195,450
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
Equity Grants
During the six months ended June 30, 2025 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs will be achieved at target levels, together totaled 897,000 shares and had an aggregate grant date fair value of $23.2 million.
During the six months ended June 30, 2024 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 762,000 shares and had an aggregate grant date fair value of $15.7 million.
The Committee did not authorize any grants of stock options during the six months ended June 30, 2025 and 2024.
Employees purchased common stock totaling 44,000 and 51,000 shares in the six months ended June 30, 2025 and 2024, respectively, through the ESPP.
11.    Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic income (loss) per common share	2025	2024	2025	2024
Net income (loss)	$1,345	$(2,121)	$840	$5,412
Net (income) loss allocated to participating securities	(2)	4	(1)	(13)
Net income (loss) allocated to common stockholders	$1,343	$(2,117)	$839	$5,399

Basic weighted-average common shares outstanding	44,296	41,683	43,270	41,487
Basic income (loss) per common share	$0.03	$(0.05)	$0.02	$0.13

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted income (loss) per common share	2025	2024	2025	2024
Net income (loss)	$1,345	$(2,121)	$840	$5,412
Net (income) loss allocated to participating securities	(2)	4	(1)	(12)
Net income (loss) allocated to common stockholders	$1,343	$(2,117)	$839	$5,400

Basic weighted-average common shares outstanding	44,296	41,683	43,270	41,487
Effect of dilutive stock options and awards	1,082	—	1,233	918
Diluted weighted-average common shares outstanding	45,378	41,683	44,503	42,405
Diluted income (loss) per common share	$0.03	$(0.05)	$0.02	$0.13
We excluded stock options and awards from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three and six months ended June 30, 2025 178,000 and 150,000 potential common shares, respectively, related to stock options and awards were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding. For the three months ended June 30, 2024 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss. For the six months ended June 30, 2024 781,000 potential common shares related to stock options and awards were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding.
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

The following table summarizes revenues, cost of products and preservation services, and gross margins for our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Medical devices	$87,444	$73,210	$166,242	$144,324
Preservation services	25,528	24,809	45,708	51,126
Total revenues	112,972	98,019	211,950	195,450

Cost of products and preservation services:
Medical devices	28,315	24,545	53,578	48,295
Preservation services	11,545	10,150	21,683	20,885
Total cost of products and preservation services	39,860	34,695	75,261	69,180

Gross margin:
Medical devices	59,129	48,665	112,664	96,029
Preservation services	13,983	14,659	24,025	30,241
Total gross margin	$73,112	$63,324	$136,689	$126,270
Net revenues by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Products:
Aortic stent grafts	$39,841	$32,190	$76,443	$64,293
On-X	25,572	20,645	47,146	40,326
Surgical sealants	19,288	18,545	37,394	35,526
Other	2,743	1,830	5,259	4,179
Total products	87,444	73,210	166,242	144,324

Preservation services	25,528	24,809	45,708	51,126
Total revenues	$112,972	$98,019	$211,950	$195,450

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
We reported quarterly revenues of $113.0 million for the three months ended June 30, 2025, a 15% increase from the three months ended June 30, 2024. The increase in revenues for the three months ended June 30, 2025 was due to an increase in revenues from all products and preservation services. Constant currency revenues, as defined below, increased 14% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
See the “Results of Operations” section below for additional analysis of the three and six months ended June 30, 2025.
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
Results of Operations
($ in thousands)
Revenues

	Revenues for the Three Months Ended June 30,			Revenues as a Percentage of Total Revenues for the Three Months Ended June 30,
	2025	2024	Percent Change	2025	2024
Products:
Aortic stent grafts	$39,841	$32,190	24%	35%	33%
On-X	25,572	20,645	24%	23%	21%
Surgical sealants	19,288	18,545	4%	17%	19%
Other	2,743	1,830	50%	2%	2%
Total products	87,444	73,210	19%	77%	75%

Preservation services	25,528	24,809	3%	23%	25%
Total	$112,972	$98,019	15%	100%	100%

	Revenues for the Six Months Ended June 30,			Revenues as a Percentage of Total Revenues for the Six Months Ended June 30,
	2025	2024	Percent Change	2025	2024
Products:
Aortic stent grafts	$76,443	$64,293	19%	36%	33%
On-X	47,146	40,326	17%	22%	21%
Surgical sealants	37,394	35,526	5%	18%	18%
Other	5,259	4,179	26%	2%	2%
Total products	166,242	144,324	15%	78%	74%

Preservation services	45,708	51,126	-11%	22%	26%
Total	$211,950	$195,450	8%	100%	100%
Revenues increased 15% and 8% for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. The increase in revenues for the three months ended June 30, 2025 was due to an increase in revenues from all products and preservation services. The increase in revenues for the six months ended June 30, 2025 was due to an increase in revenues from all products, partially offset by a decrease in revenues from preservation services.
The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Three Months Ended June 30,				Percent Change From Prior Year
	2025	2024
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$39,841	$32,190	$584	$32,774	22%
On-X	25,572	20,645	41	20,686	24%
Surgical sealants	19,288	18,545	61	18,606	4%
Other	2,743	1,830	4	1,834	50%
Total products	87,444	73,210	690	73,900	18%

Preservation services	25,528	24,809	(17)	24,792	3%
Total	$112,972	$98,019	$673	$98,692	14%

North America	57,569	48,662	(46)	48,616	18%
Europe, the Middle East, and Africa	38,713	34,145	1,091	35,236	10%
Asia Pacific	11,131	9,653	—	9,653	15%
Latin America	5,559	5,559	(372)	5,187	7%
Total	$112,972	$98,019	$673	$98,692	14%

	Revenues for the Six Months Ended June 30,				Percent Change From Prior Year
	2025	2024
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$76,443	$64,293	$(724)	$63,569	20%
On-X	47,146	40,326	(231)	40,095	18%
Surgical sealants	37,394	35,526	(256)	35,270	6%
Other	5,259	4,179	—	4,179	26%
Total products	166,242	144,324	(1,211)	143,113	16%

Preservation services	45,708	51,126	(84)	51,042	-10%
Total	$211,950	$195,450	$(1,295)	$194,155	9%

North America	105,362	99,590	(198)	99,392	6%
Europe, the Middle East, and Africa	75,758	67,733	(119)	67,614	12%
Asia Pacific	19,345	17,262	—	17,262	12%
Latin America	11,485	10,865	(978)	9,887	16%
Total	$211,950	$195,450	$(1,295)	$194,155	9%
A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2025 is presented below.
Products

Revenues from products increased 19% and 15% for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. The increase for the three and six months ended June 30, 2025 was due to an increase in revenues from all products. A discussion of the changes in product revenues for aortic stent grafts, On-X products, surgical sealants, and other product revenues is presented below.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, Brazilian Reals, Polish Zlotys, British Pounds, Canadian Dollars, and Swiss Francs with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, the US Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into US Dollars. For the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, the US Dollar strengthened in comparison to major currencies, resulting in revenue decreases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.

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
Revenues from the sales of aortic stent grafts increased 24% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This increase was primarily due to an increase in the volume of units sold.
Revenues from the sales of aortic stent graft increased 19% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This increase was primarily due to an increase in the volume of units sold.
Constant currency revenues from the sales of aortic stent grafts increased 22% and 20% for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. Revenues for the three and six months ended June 30, 2025 increased in all geographies, with the most significant increases in North America and Europe, the Middle East, and Africa (collectively, “EMEA”). The revenue increase in EMEA for the three and six months ended June 30, 2025 was primarily due to an increase in volume of higher priced products within the aortic stent graft product line in direct (to hospitals) markets. The revenue increase in North America for the three and six months ended June 30, 2025 was primarily due to sales of AMDS as a result of humanitarian device exemption (“HDE”) granted by the FDA in December 2024 for use of the AMDS™ Hybrid Prosthesis in acute DeBakey Type I dissections in the presence of malperfusion. The HDE allows for, subject to certain restrictions, commercial distribution of AMDS in the United States (“US”) prior to the approval of a Premarket Approval Application, which we currently anticipate receiving in 2026 allowing for full commercial distribution of AMDS in the US.

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
Revenues from the sales of On-X products increased 24% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This increase was primarily due to an increase in the volume of units sold as well as an increase in average sales price.
Revenues from the sales of On-X products increased 17% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This increase was primarily due to an increase in the volume of units sold as well as an increase in average sales price, partially offset by the effect of foreign exchange rates.
Constant currency revenues from the sales of On-X products increased 24% and 18% for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. Revenues for the three months ended June 30, 2025 increased in all geographies, with the most significant increase in North America. The increase in revenues in North America for the three months ended June 30, 2025 was impacted by gains in the market share. Revenues for the six months ended June 30, 2025 increased primarily in North America and EMEA, partially offset by a decrease in Asia Pacific (“APAC”). The increase in revenues in North America for the six months ended June 30, 2025 was impacted by gains in the market share. The increase in revenues from EMEA for the six months ended June 30, 2025 was primarily due to an increase in unit sales in indirect markets. The decrease in revenues in APAC for the six months ended June 30, 2025 was primarily due to a decrease in unit sales as a result of customer buying patterns.
Domestic revenues from the sales of On-X products accounted for 61% and 63% of total On-X revenues for the three and six months ended June 30, 2025, as compared to 59% and 61% for the three and six months ended June 30, 2024.

Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants increased 4% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This increase was primarily due to an increase in the volume of milliliters sold and, to a lesser extent, an increase in average sales prices.
Revenues from the sales of surgical sealants increased 5% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This increase was primarily due to an increase in the volume of milliliters sold and, to a lesser extent, an increase in average sales prices, partially offset by the effect of foreign exchange rates.
Constant currency revenues from the sales of surgical sealants increased 4% and 6% for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. The increase in revenues for the three months ended June 30, 2025 was primarily due to revenue increases in North America and APAC. The increase in revenues in North America for the three months ended June 30, 2025 was primarily due to an increase in unit sales. The increase in revenues in APAC for the three months ended June 30, 2025 was primarily due to an increase in unit sales. The increase in revenues for the six months ended June 30, 2025 was due to revenue increases in all geographies, with the most significant increase in Latin America (“LATAM”). The increase in revenues in LATAM for the six months ended June 30, 2025 was primarily due to an increase in unit sales in indirect markets.
Domestic revenues from the sales of surgical sealants accounted for 48% of total surgical sealant revenues for both the three and six months ended June 30, 2025, as compared to 47% and 49% of total surgical sealant revenues for the three and six months ended June 30, 2024.
Other
Other revenues are comprised of revenues from PhotoFix and PerClot.
Other revenues increased 50% and 26% for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. The increase in other revenues for the three and six months ended June 30, 2025 was due to an increase in PerClot and PhotoFix product revenues.
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
Revenues from tissue processing increased 3% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily due to an increase in the volume of higher priced tissues shipped primarily due to the release of a backlog of tissues that resulted from the 2024 cybersecurity incident. The tissue backlog started to release during the second quarter of 2025 and is expected to improve throughout the remainder of 2025.

Revenues from tissue processing decreased 11% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily due to a backlog of tissues to be released for shipments as a result of the 2024 cybersecurity incident which started to release during the second quarter.
Cost of Products and Preservation Services
Cost of Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of products	$28,315	$24,545	$53,578	$48,295
Cost of products increased 15% and 11% for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. Cost of products for the three and six months ended June 30, 2025 and 2024 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.
The increase in cost of products for the three and six months ended June 30, 2025 was primarily due to an increase in the volume of all products shipped, as compared to the three and six months ended June 30, 2024.
Cost of Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of preservation services	$11,545	$10,150	$21,683	$20,885
Cost of preservation services increased 14% and 4% for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. Cost of preservation services included costs for cardiac and vascular tissue preservation services.
The increase in cost of preservation services for the three months ended June 30, 2025 was primarily due to an increase in cost of certain tissues shipped, as compared to the three months ended June 30, 2024.
The increase in cost of preservation services for the six months ended June 30, 2025 was primarily due to an increase in the cost of tissues shipped, partially offset by a decrease in the volume of tissues shipped, as compared to the six months ended June 30, 2024.
Cost of Preservation Services
Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross margin	$73,112	$63,324	$136,689	$126,270
Gross margin as a percentage of total revenues	65%	65%	64%	65%
Gross margin increased 15% and 8% for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024.

The increase in gross margin for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to an increase in the volume of all products and tissues shipped as well as the increase in the average sales price of products and certain tissues shipped and favorable mix of certain products shipped for the three months ended June 30, 2025. The increase was partially offset by unfavorable cost of certain products and tissues shipped, as compared to the three months ended June 30, 2024. Gross margin as a percentage of total revenues was flat for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Gross margin as a percentage of total revenues was positively impacted by favorable product mix as well as favorable pricing of certain products shipped, including aortic stent grafts, offset by unfavorable costs of certain products and tissues shipped during the three months ended June 30, 2025.
The increase in gross margin for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to an increase in the volume of all products and tissues shipped as well as the increase in the average sales price of certain products and tissues shipped and favorable mix of certain products shipped for the six months ended June 30, 2025. The increase was partially offset by unfavorable cost of certain products and tissues shipped as well as an unfavorable mix of tissues shipped as compared to the six months ended June 30, 2024. Gross margin as a percentage of total revenues decreased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Gross margin as a percentage of total revenues was negatively impacted by an unfavorable mix and costs of tissues shipped, partially offset by a favorable mix of certain products shipped, including aortic stent grafts, as well as favorable pricing of certain products during the six months ended June 30, 2025.
Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General, administrative, and marketing expenses	$57,665	$49,320	$112,369	$80,009
General, administrative, and marketing expenses as a percentage of total revenues	51%	50%	53%	41%
General, administrative, and marketing expenses increased 17% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, which includes the impact of the Ascyrus contingent consideration fair value adjustment loss of $2.6 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively. The remaining general, administrative, and marketing expenses for the three months ended June 30, 2025 increased $7.5 million as a result of investments in sales and marketing, including expenses associated with the AMDS launch in the US, as well as investments in information technology, including $1.2 million of expenses associated with the 2024 cybersecurity incident, and increased non-cash stock compensation expenses.
General, administrative, and marketing expenses increased 40% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, which includes the impact of the Ascyrus contingent consideration fair value adjustment gain of $0.2 million and $15.7 million for the six months ended June 30, 2025 and 2024, respectively. The remaining general, administrative, and marketing expenses for the six months ended June 30, 2025 increased $16.9 million as a result of investments in information technology, including $5.7 million of expenses associated with the 2024 cybersecurity incident, as well as investments in sales and marketing, including expenses associated with the AMDS launch in the US, and increased non-cash stock compensation expenses.
Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$7,063	$7,497	$13,791	$14,443
Research and development expenses as a percentage of total revenues	6%	8%	7%	7%

Research and development expenses decreased 6% and 5% for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively. Research and development spending for the three and six months ended June 30, 2025 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts.
Interest Expense
Interest expense was $7.3 million and $14.9 million for the three and six months ended June 30, 2025, respectively, as compared to $8.3 million and $16.1 million for the three and six months ended June 30, 2024, respectively. Interest expense for the three and six months ended June 30, 2025 decreased due to lower variable interest rates on our credit facilities.
Losses on Inducement/Extinguishment of Debt
During the three and six months ended June 30, 2025 we recorded a loss on inducement of convertible debt of $2.7 million in connection with the settlement of our Convertible Senior Notes. See Part I, Item 1, Note 7 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our Convertible Senior Notes.
During the six months ended June 30, 2024 we recorded a loss on extinguishment of debt of $3.7 million in connection with the extinguishment of our previously existing credit facilities. See Part I, Item 1, Note 7 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our new credit facilities.
Other (Income) Expense, Net
Other (income) expense, net was $5.0 million and $8.0 million of income for the three and six months ended June 30, 2025, respectively, as compared to $1.0 million and $2.4 million of expense for the three and six months ended June 30, 2024, respectively. Other (income) expense, net for the three months ended June 30, 2025 primarily included a net $4.5 million gain from realized and unrealized effects of foreign currency gains and losses and a $0.5 million gain associated with fair value adjustments to loans issued pursuant to our Endospan agreements. Other (income) expense, net for the six months ended June 30, 2025 primarily included a net $7.4 million gain from realized and unrealized effects of foreign currency gains and losses and a $0.8 million gain associated with fair value adjustments to loans issued pursuant to our Endospan agreements. Other expense, net for the three and six months ended June 30, 2024 primarily included net losses of $0.9 million and $2.4 million, respectively, from realized and unrealized effects of foreign currency gains and losses.
Income Tax Expense
Our effective income tax rate was an expense of 61% and 29% for the three and six months ended June 30, 2025, respectively, as compared to a benefit of 13% and an expense of 48% for the three and six months ended June 30, 2024, respectively. Our income tax rate was primarily impacted by state income taxes, non-deductible executive compensation, and changes in our valuation allowance against our net deferred tax assets, partially offset by excess tax deductions on stock-based compensation and foreign provision to return adjustments.
On July 4, 2025, the OBBBA was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effect on our consolidated financial statements.

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
Seasonality
Historically, we believe the demand for most of our aortic stent grafts is seasonal, with a decline in demand generally occurring in the third quarter due primarily to the summer holiday season in Europe.
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
Liquidity and Capital Resources
Our primary uses of liquidity include the payment of operating expenses, capital expenditures, servicing of debt and the funding of acquisitions or other collaborative arrangements. Our primary sources of funding are operating cash flows and borrowings under our debt facilities. As of June 30, 2025 we had approximately $220.5 million of total principal indebtedness outstanding.
Our liquidity as of June 30, 2025 consisted of cash and cash equivalents of $53.5 million, unused commitments of $30.0 million under a revolving credit facility and unused commitments of $100.0 million on delayed draw term loan facility (see “Credit Facilities” below). As of June 30, 2025 approximately 47% of our cash and cash equivalents were held in foreign jurisdictions. Our practice is to maintain sufficient liquidity through cash from operations and our revolving credit facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations, together with amounts available under our Term Loan Facilities, as defined below, will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

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
On January 18, 2024 we entered into a credit and guaranty agreement with Ares Management Credit funds (the “Ares Credit Agreement”) for $350.0 million of senior secured, interest-only, credit facilities, consisting of a $190.0 million secured term loan facility (the “Term Loan Facility”), a $100.0 million secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Term Loan Facility, the “Term Loan Facilities”) and a $60.0 million “senior-priority” secured revolving credit facility with a priority claim ahead of the other secured facilities (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Credit Facilities”). Upon closing, we borrowed $190.0 million under the Term Loan Facility and $30.0 million under the Revolving Credit Facility. The proceeds of the initial borrowings were used along with cash on hand to pay off our previously existing credit agreement and pay related fees and expenses. The $100.0 million of undrawn availability under the Delayed Draw Term Loan Facility was established solely to make funds available in the event of a repurchase or repayment of the Convertible Senior Notes on or prior to a scheduled maturity date of July 1, 2025 (see below). The Delayed Draw Term Loan Facility was terminated on July 2, 2025 as we entered into separate, privately negotiated exchange agreements with the Holders of the Convertible Senior Notes as discussed below.
The final scheduled maturity date of the Credit Facilities is January 18, 2030. There are no scheduled repayments of principal required to be made prior to the final maturity date. We have the right to prepay loans under the Ares Credit Agreement in whole or in part at any time, subject to certain premium payment requirements. Amounts repaid in respect of loans under the Term Loan Facilities may not be reborrowed. The Credit Facilities currently bear interest at the Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) plus applicable margins. As of June 30, 2025 the aggregate interest rate was 10.55% and 8.30% per annum for the Term Loan Facilities and Revolving Credit Facility, respectively. See Part I, Item 1, Note 7 of the “Notes to Consolidated Financial Statements” for further discussion of our new Ares Credit Agreement.
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
In May 2025 we entered into separate, privately negotiated exchange agreements (“Exchange Agreements”) with the Holders of the Convertible Senior Notes. The transactions contemplated by the Exchange Agreements closed on May 28, 2025. Under the terms of the Exchange Agreements, the Holders exchanged an aggregate principal amount of approximately $99.5 million of the Convertible Senior Notes held by the Holders in exchange for an aggregate of 4,334,347 shares of our common stock. In addition, pursuant to the Exchange Agreements, we made a cash payment of approximately $1.7 million to the Holders in respect of accrued and unpaid interest on the exchanged Convertible Senior Notes.
Approximately $0.5 million in aggregate principal amount of the Convertible Senior Notes remained outstanding as of June 30, 2025. The remaining $0.5 million in aggregate principal amount of the Convertible Senior Notes were settled on July 1, 2025 resulting in the issuance of 19,605 shares of our common stock.

Cash Flows
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flows (used in) provided by:
Operating activities	$(1,942)	$642
Investing activities	(6,925)	(6,124)
Financing activities	6,535	556
Effect of exchange rate changes on cash and cash equivalents	2,345	1,005
Increase (decrease) in cash and cash equivalents	$13	$(3,921)
Net Cash Flows from Operating Activities

Net cash used in operating activities increased $2.6 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to an increase in working capital related to receivables and inventory, an increase in professional fees related to the 2024 cybersecurity incident, and a change in the timing of interest payments on our credit facilities executed in January 2024. We expect to continue to incur professional fees in the remainder of 2025 in connection with enhanced ongoing cybersecurity services.
Net Cash Flows from Investing Activities
Net cash used in investing activities was $6.9 million and $6.1 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 cash flows used in investing activities included $6.9 million of cash used for capital expenditures.
Net Cash Flows from Financing Activities
Net cash provided by financing activities was $6.5 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. The current year cash provided by financing activities was primarily due to $4.5 million of proceeds from the exercise of stock options and issuances of common stock and $3.1 million of proceeds from financing insurance premiums, partially offset by $0.6 million for principal payments on short-term notes payable.
Scheduled Contractual Obligations and Future Payments

As of June 30, 2025 there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Capital Expenditures
Capital expenditures were $6.9 million and $6.1 million for the six months ended June 30, 2025 and 2024, respectively. Capital expenditures for the six months ended June 30, 2025 were primarily related to routine purchases of manufacturing and tissue processing equipment, computer software, computer equipment, and leasehold improvements to support our business.

Off-Balance Sheet Commitments and Arrangements

As of June 30, 2025 there have been no material changes to our indemnification obligations as disclosed in Part II, Item 8, Note 11 – “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2024. For information concerning contingencies, see Note 8 – “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 – “Basis of Presentation and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q.
Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, including the effects of changes in interest rates (including credit spreads) and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. As of June 30, 2025 there has been no material change in the information reported under Part II, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of June 30, 2025 the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes to Disclosure Controls and Procedures
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As an example of this risk, via a Ministerial Decree of July 6, 2022, published September 15, 2022, the Italian government stated that the spending ceiling for medical devices at the national and regional levels had been exceeded, requiring medical device companies to pay back alleged overpayments the government claims companies received between 2015 and 2018. Artivion’s repayment exposure for the period between 2015 and 2018 is estimated at approximately €215,000, which is subject to change as negotiations between us, industry representatives, and the Italian government are ongoing.
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
The market for our products and services is competitive and affected by new product introductions and activities of other industry participants, including the introduction of novel products and therapies aimed at unrelated disease states or even overall patient health. In addition, such products and therapies like GLP-1 drugs, which we believe have or will have little to no actual impact on demand for our products, can lead to investor and customer confusion, can change investor focus, and can impact the perceived demand for our products, which may affect our stock price even if actual demand for our products is unaffected. We face intense competition in virtually all of our product lines, from, among others, Baxter, Ethicon (a Johnson & Johnson Company), Medtronic, Abbott Laboratories, Edwards Lifesciences, Becton, Dickinson and Company, Integra Life Sciences, LifeNet Health, Corcym, Anteris Technologies, Elutia (formerly Aziyo Biologics), Cook Medical, Gore & Associates, Terumo, LeMaitre Vascular, Maquet, Pfizer, and BioCer Entwicklungs-GmbH, and Grena Limited. Several of our competitors enjoy competitive advantages over us, including:

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
As an example of this risk, in January 2025, the Center for Biologics Evaluation and Research (“CBER”) of the FDA issued two “final” guidance documents directed at the reduction of the risk of transmission of tuberculousis (Mtb) in processed human tissue (the “Guidances”), which is already exceedingly low. In May 2025, the “final” Guidances were withdrawn and re-issued as drafts, with a public comment period that ended in July 2025. We and a number of other parties filed comments, the vast majority of which sought substantial modifications of the Guidances. We believe these Guidances, if implemented as written, could significantly reduce the supply of safe implantable human tissue without simultaneously reducing the risk of Mtb transmission sufficient to offset the harm to patients caused by reduced safe-tissue supply. Although some industry advocates and health care practitioners have expressed strong opposition to these new Guidances, and a number of them submitted comments regarding the Guidances during the recent comment period, if and how they may ultimately be implemented and enforced, and how they may actually impact the availability of our donated tissue, remains to be seen and is difficult to predict.

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

We have experienced, and expect to continue to be subject to the risk of, cybersecurity threats and incidents. For example, we experienced a previously-disclosed cybersecurity incident in the fourth quarter of 2024 that temporarily disrupted our business operations, including our ERP systems, and had an impact on revenue, manufacturing, order processing, shipping, and other corporate operations. Our claims for reimbursement with our insurer remain outstanding and we continue to incur expenses in connection with improving our global infrastructure and cybersecurity posture, additionally, we remain subject to other risks and uncertainties as a result of the incident, including those related to scrap, inventory levels, and timely shipping releases, as well as the potential to incur additional expenses.
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
The transition to the MDR has been fraught with difficulties and uncertainty, including delays in audits and approvals. The European Parliament has extended the MDR transition period under Regulation (EU) 2023/607, but it is still unclear whether this extension will be able to mitigate transition challenges. As a result, we face increased risks related to:

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
Some of our products, including certain On-X products, are sterilized using EtO, primarily by third-party, large-scale EtO facilities. In addition, some of our suppliers use, or rely upon third parties to use, EtO to sterilize some of our product components. Concerns about the release of EtO into the environment at unsafe levels have led to increased activism and lobbying as well as various regulatory enforcement activities against EtO facilities, including closures and temporary closures, lawsuits against EtO service providers, and proposals increasing regulations related to EtO. The number of EtO facilities in the US is limited, and any permanent or temporary closures or disruption to their operations for any reason could delay, impede, or prevent our ability to commercialize our products.
In addition, any litigation, regulatory enforcement, or government regulation regarding the use of EtO could result in financial, legal, business, and reputational harm to us.
The per-and polyfluoroalkyl substances (“PFAS”) are used in a wide variety of consumer and industrial products, including medical devices and product packaging. PFAS have been subject to increasing global regulations, and in some cases bans, by the Environmental Protection Agency and numerous states. These requirements impose a high compliance burden, and further regulation of PFAS-containing products is expected. Although we have yet to experience any material impact from this activity or identify any of our products materially impacted by PFAS-related regulation, the ultimate impact and associated cost of current and future rulemaking cannot be predicted at this time.

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
The transition to a new presidential administration in the US continues to bring several potential risks that could impact our business operations and financial performance. Changes in policy regarding international trade, including import and export regulation and international trade agreements, along with resulting volatility, could negatively impact our business. The US has imposed tariffs and export controls on certain goods and products imported from abroad, which has resulted in retaliatory tariffs. Additional tariffs imposed by the US on a broader range of imports, or further retaliatory trade measures taken by other countries in response, could result in an increase in supply chain costs that we may not be able to offset or that otherwise adversely impact our results of operations. In addition, political tensions between the US and certain other countries have escalated in recent years. Changes in foreign policy and the imposition of new sanctions could impact our ability to distribute products in certain regions. This could limit our market reach and affect our revenue streams. Changes in tax policy, including changes to corporate tax rates or changes in tax incentives that we currently benefit from, could also negatively impact our results of operations and financial condition.

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

Recent healthcare and tax legislation could have a material adverse effect on our business.

On July 4, 2025 President Trump signed into law the “One Big Beautiful Bill Act,” which introduces comprehensive changes to U.S. tax and healthcare laws. We are still assessing the impact of this new legislation and we may not know the full impact of the legislation for some time, as many of its provisions will require interpretation and implementing regulations from federal agencies, including the Department of the Treasury. The law’s provisions include, but are not limited to, changes in corporate income tax rates and other business deductions, as well as changes to healthcare-related programs. The uncertainty surrounding these and other provisions could have a material adverse effect on our business, financial condition, and results of operations. We will continue to evaluate the impact of the “One Big Beautiful Bill Act” as additional information and guidance becomes available.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase any of its equity security during the three months ended June 30, 2025.
Under our Credit Facilities, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider Trading Arrangements and Policies
During the three months ended June 30, 2025, no director or officer of the Company notified the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

ARTIVION, INC.
(Registrant)

/s/ J. PATRICK MACKIN	/s/ LANCE A. BERRY
J. PATRICK MACKIN	LANCE A. BERRY
Chairman, President, and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer and Executive Vice President, Finance (Principal Financial Officer)

August 8, 2025	August 8, 2025
DATE	DATE