Form 10-Q
period 2025-09-30
ARTIVION, INC.
filed 2025-11-07
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Common Stock, $0.01 par value	47,374,939

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Products	$87,665	$71,244	$253,907	$215,568
Preservation services	25,723	24,535	71,431	75,661
Total revenues	113,388	95,779	325,338	291,229

Cost of products and preservation services:
Products	27,811	24,412	81,389	72,707
Preservation services	11,182	10,358	32,865	31,243
Total cost of products and preservation services	38,993	34,770	114,254	103,950

Gross margin	74,395	61,009	211,084	187,279

Operating expenses:
General, administrative, and marketing	57,281	50,017	169,650	130,026
Research and development	8,078	6,605	21,869	21,048
Total operating expenses	65,359	56,622	191,519	151,074
Gain from sale of non-financial assets	(3,500)	—	(3,500)	—
Operating income	12,536	4,387	23,065	36,205

Interest expense	6,119	8,405	21,052	24,535
Interest income	(240)	(366)	(452)	(1,093)
Losses on inducement/extinguishment of debt	—	—	2,664	3,669
Other (income) expense, net	(399)	(2,386)	(8,442)	6

Income (loss) before income taxes	7,056	(1,266)	8,243	9,088
Income tax expense	554	1,022	901	5,964

Net income (loss)	$6,502	$(2,288)	$7,342	$3,124

Income (loss) per share:
Basic	$0.14	$(0.05)	$0.16	$0.07
Diluted	$0.13	$(0.05)	$0.16	$0.07

Weighted-average common shares outstanding:
Basic	47,233	41,844	44,605	41,607
Diluted	48,775	41,844	45,993	42,621

Net income (loss)	$6,502	$(2,288)	$7,342	$3,124
Other comprehensive income:
Foreign currency translation adjustments, net of tax	541	6,333	22,640	2,482
Comprehensive income	$7,043	$4,045	$29,982	$5,606
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,426	$53,463
Trade receivables, net	88,112	79,462
Other receivables	9,257	6,431
Inventories	90,547	79,766
Deferred preservation costs	53,711	51,701
Prepaid expenses and other	22,445	19,257
Total current assets	337,498	290,080

Goodwill	254,004	240,958
Acquired technology, net	126,491	128,051
Operating lease right-of-use assets, net	38,883	39,726
Property and equipment, net	40,711	36,403
Other intangibles, net	30,342	28,332
Deferred tax assets, net	601	1,068
Other long-term assets	29,132	24,483
Total assets	$857,662	$789,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,496	$17,971
Accrued compensation	17,609	18,342
Accrued expenses	12,202	11,834
Accrued interest	5,590	8,170
Taxes payable	2,068	2,934
Accrued procurement fees	3,009	1,704
Current portion of contingent consideration	18,730	—
Current maturities of operating leases	5,082	4,489
Current portion of finance lease obligations	716	601
Current portion of long-term debt	—	195
Other current liabilities	4,334	583
Total current liabilities	85,836	66,823

Long-term debt, net	214,869	314,152
Non-current contingent consideration	36,540	52,880
Non-current maturities of operating leases	38,442	39,988
Deferred tax liabilities, net	21,932	20,183
Deferred compensation liability	9,191	7,977
Non-current finance lease obligations	2,880	2,833
Other long-term liabilities	9,278	8,065
Total liabilities	$418,968	$512,901

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.01 par value per share, 5,000 shares authorized, no shares issued	—	—
Common stock $0.01 par value per share, 75,000 shares authorized, 48,862 and 43,432 shares issued as of September 30, 2025 and December 31, 2024, respectively	488	434
Additional paid-in capital	509,065	376,607
Retained deficit	(53,924)	(61,266)
Accumulated other comprehensive loss	(2,287)	(24,927)
Treasury stock, at cost, 1,487 shares as of September 30, 2025 and December 31, 2024	(14,648)	(14,648)
Total stockholders’ equity	438,694	276,200

Total liabilities and stockholders’ equity	$857,662	$789,101
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Net cash flows from operating activities:
Net income	$7,342	$3,124

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,701	17,910
Non-cash compensation	20,302	11,499
Non-cash lease expense	3,824	5,860
Write-down of inventories and deferred preservation costs	3,779	2,911
Deferred income taxes	(1,484)	(4,187)
Change in fair value of contingent consideration	2,390	(12,170)
Losses on inducement/extinguishment of debt	2,664	3,669
Gain from sale of non-financial assets	(3,500)	—
Other	(7,315)	1,623
Changes in operating assets and liabilities:
Receivables	(924)	(3,356)
Inventories and deferred preservation costs	(11,563)	(4,791)
Prepaid expenses and other assets	(4,703)	(4,758)
Accounts payable, accrued expenses, and other liabilities	(7,193)	(5,237)
Net cash flows provided by operating activities	20,320	12,097

Net cash flows from investing activities:
Capital expenditures	(11,534)	(9,763)
Payments for Endospan agreements	—	(7,000)
Net cash flows used in investing activities	(11,534)	(16,763)

Net cash flows from financing activities:
Proceeds from issuance of long-term debt	—	190,000
Proceeds from revolving credit facility	—	30,000
Repayment of debt	(207)	(211,765)
Proceeds from exercise of stock options and issuance of common stock	9,613	5,285
Payment of debt issuance costs	(1,750)	(10,044)
Proceeds from financing insurance premiums	3,117	—
Principal payments on short-term notes payable	(1,395)	(1,027)
Other	(526)	(420)
Net cash flows provided by financing activities	8,852	2,029

Effect of exchange rate changes on cash and cash equivalents	2,325	(130)
Increase (decrease) in cash and cash equivalents	19,963	(2,767)

Cash and cash equivalents beginning of period	53,463	58,940
Cash and cash equivalents end of period	$73,426	$56,173
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2025	48,592	$486	$497,318	$(60,426)	$(2,828)	(1,487)	$(14,648)	$419,902
Net income	—	—	—	6,502	—	—	—	6,502
Other comprehensive income, net of tax	—	—	—	—	541	—	—	541
Settlement of convertible senior notes	20	—	460	—	—	—	—	460
Equity compensation	16	—	6,135	—	—	—	—	6,135
Exercise of options	181	1	3,869	—	—	—	—	3,870
Employee stock purchase plan	53	1	1,283	—	—	—	—	1,284
Balance at September 30, 2025	48,862	$488	$509,065	$(53,924)	$(2,287)	(1,487)	$(14,648)	$438,694

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	43,432	$434	$376,607	$(61,266)	$(24,927)	(1,487)	$(14,648)	$276,200
Net income	—	—	—	7,342	—	—	—	7,342
Other comprehensive income, net of tax	—	—	—	—	22,640	—	—	22,640
Settlement of convertible senior notes	4,354	44	102,553	—	—	—	—	102,597
Equity compensation	616	6	20,296	—	—	—	—	20,302
Exercise of options	363	3	7,365	—	—	—	—	7,368
Employee stock purchase plan	97	1	2,244	—	—	—	—	2,245
Balance at September 30, 2025	48,862	$488	$509,065	$(53,924)	$(2,287)	(1,487)	$(14,648)	$438,694

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

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Consolidated Balance Sheet as of December 31, 2024 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three and nine months ended, September 30, 2025 and 2024 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by US GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Certain prior-year amounts have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025.
Foreign Currency Translation and Transactions
Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average exchange rates throughout the year. Foreign currency exchange rate realized and unrealized gains and losses resulting from transactions are included in Other (income) expense, net in our Condensed Consolidated Statements of Operations and Comprehensive Income and resulted in a net loss of $0.1 million and a net gain $7.3 million for the three and nine months ended September 30, 2025, respectively, as compared to net gains of $2.4 million and less than $0.1 million for the three and nine months ended September 30, 2024, respectively. Currency translation adjustments resulting from intra-entity loans that are of a long-term investment nature, net of tax, are included in Accumulated other comprehensive loss and resulted in net gains of $0.4 million and $14.0 million for the three and nine months ended September 30, 2025, respectively, as compared to net gains of $3.1 million and $1.9 million during the three and nine months ended September 30, 2024, respectively.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2024. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with US GAAP, which require us to make estimates and assumptions. We did not experience any significant changes during the three and nine months ended September 30, 2025 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2024.

New Accounting Standards
Recently Adopted
In November 2024 the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This amendment clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We early adopted ASU 2024-04 as of June 30, 2025 on a prospective basis, as part of the settlement of the Convertible Senior Notes. See Note 8 for further discussion regarding the settlement of the Convertible Senior Notes.
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
PerClot PMA
On May 23, 2023 the FDA granted PMA of PerClot for use to control bleeding in certain open and laparoscopic surgical procedures. Pursuant to the terms of the TMSA of the Baxter Transaction, we transferred the ownership of the PMA to Baxter following approval. In May 2023 we received a payment of $18.8 million from Baxter, of which $4.5 million was paid to SMI. As a result, we recorded a pre-tax gain of $14.3 million as the assets were derecognized upon closing of the Baxter Transaction in fiscal year 2021, included as Gain from sale of non-financial assets within the Condensed Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.

Following receipt of the PMA, under the terms of the TMSA, we began manufacturing and supplying PerClot for Baxter and recorded $0.6 million and $2.4 million of PerClot revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income during the three and nine months ended September 30, 2025, respectively, as compared to $1.0 million and $2.3 million during the three and nine months ended September 30, 2024, respectively.
PerClot Sales Milestone
In the third quarter of 2025, upon Baxter's achievement of certain cumulative worldwide net sales of PerClot, we recorded a pre-tax gain of $3.5 million included as Gain from sale of non-financial assets within the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025. The gain is comprised of a receivable of $5.0 million due from Baxter and a payable of $1.5 million due to SMI, which are reflected in Other receivables and Other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2025.
3.    Agreements with Endospan
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
Endospan Option
In July 2024, in conjunction with the Endospan Option Amendment, we performed a fair value measurement utilizing a Monte Carlo simulation model and determined that the value of the Endospan Option was $3.1 million. The Endospan Option was valued at $3.1 million as of September 30, 2025 and December 31, 2024, which is reflected in Other long-term assets in the Condensed Consolidated Balance Sheets.

Endospan Loans
Artivion and Endospan also entered into a loan agreement (the “Endospan Loan”), dated September 11, 2019, in which Artivion agreed to provide Endospan a secured loan of up to $15.0 million to be funded in three tranches of $5.0 million each in 2019, 2020, and 2023, respectively.
We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics, and adjust the amount recorded to its current fair market value at each reporting period. We performed assessments of the fair value of the Endospan Loan in previous periods and determined that the Endospan Loan had no fair value. After entering into the Endospan Loan Amendment in July 2024, we determined that the Endospan Loan had a fair value of $0.3 million as of September 30, 2025 and December 31, 2024.
As a part of the Endospan Loan Amendment, Artivion agreed to fund the Additional Endospan Loan up to $25.0 million. The Additional Endospan Loan is contracted to be funded in three tranches of $7.0 million, $10.0 million, and $8.0 million, subject to Endospan’s achievement of milestones related to its pursuit of regulatory approval for NEXUS ONE that are specified in the Endospan Loan Amendment. The first two tranches totaling $17.0 million were funded during the year ended December 31, 2024. We performed a fair value assessment of the Additional Endospan Loan and determined that the fair value was $10.4 million and $9.2 million as of September 30, 2025 and December 31, 2024, respectively, which is reflected in Other long-term assets in the Condensed Consolidated Balance Sheets.
4.    Financial Instruments
A summary of financial instruments measured at fair value was as follows (in thousands):

September 30, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$36,562	$—	$—	$36,562
Certificates of deposit	1,478	—	—	1,478
Endospan Loans	—	—	10,762	10,762
Total assets	$38,040	$—	$10,762	$48,802

Liabilities:
Current portion of contingent consideration	$—	$—	$18,730	$18,730
Non-current contingent consideration	—	—	36,540	36,540
Total liabilities	$—	$—	$55,270	$55,270

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,182	$—	$—	$18,182
Certificates of deposit	5,069	—	—	5,069
Endospan Loans	—	—	9,535	9,535
Total assets	$23,251	$—	$9,535	$32,786

Long-term liabilities:
Contingent consideration	$—	$—	$52,880	$52,880
Total liabilities	$—	$—	$52,880	$52,880
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds and certificates of deposit. The estimated market value of all cash equivalents is equal to the cost basis as there were no gross realized gains or losses on cash equivalents for the three and nine months ended September 30, 2025 and 2024.

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
The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 17% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of September 30, 2025. We remeasure this liability at each reporting date and record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We perform quarterly assessments of the fair value of the contingent consideration and recorded a net fair value loss of $2.6 million and $2.4 million for the three and nine months ended September 30, 2025, respectively, as compared to a net fair value loss of $3.5 million and a net fair value gain of $12.2 million for the three and nine months ended September 30, 2024, respectively, in General, administrative, and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. The $12.2 million reduction in the fair value of the liability for the nine months ended September 30, 2024 was primarily due to an increase in the credit risk spread resulting from the change in the inputs related to the Credit Facilities issued in the first quarter of 2024, as further discussed in Note 8. The contingent consideration liability reflected in the Condensed Consolidated Balance Sheets as of September 30, 2025 was $55.3 million, of which $18.7 million was included in current liabilities. The $18.7 million represents the fair value of the $25.0 million contingent payment associated with FDA approval of the PMA application, which is expected to be achieved in mid-2026. The contingent consideration liability reflected in the Consolidated Balance Sheets as of December 31, 2024 was $52.9 million.
The fair value of the contingent consideration component of the Ascyrus acquisition and Endospan Loans were updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Contingent Consideration
Balance as of December 31, 2024	$52,880
Change in valuation	2,390
Balance as of September 30, 2025	$55,270

Endospan Loans
Balance as of December 31, 2024	$9,535
Change in valuation	1,227
Balance as of September 30, 2025	$10,762
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Although we believe that the recorded fair values of our financial instruments are appropriate, these fair values may not be reflective of future fair values.

5.    Inventories and Deferred Preservation Costs
Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials and supplies	$36,893	$35,295
Work-in-process	19,727	13,926
Finished goods	33,927	30,545
Inventories	$90,547	$79,766
To facilitate product usage, we maintain consignment inventory On-X heart valves at domestic hospital locations and On-X heart valves, aortic stent grafts, and AMDS products at international hospital locations. We retain title and control over this consignment inventory until we receive a notification of implantation, at which time we invoice the hospital and recognize revenue. As of September 30, 2025 we had $13.8 million in consignment inventory, with approximately 33% in domestic locations and 67% in international locations. As of December 31, 2024 we had $12.2 million in consignment inventory, with approximately 39% in domestic locations and 61% in foreign locations.
Total deferred preservation costs were $53.7 million and $51.7 million as of September 30, 2025 and December 31, 2024, respectively.
6.    Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
The carrying values of our indefinite lived intangible assets were as follows (in thousands):

	September 30, 2025	December 31, 2024
Goodwill	$254,004	$240,958
In-process R&D	2,289	2,026
Procurement contracts and agreements	2,013	2,013
We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We evaluate our goodwill and indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. We did not record any impairment of indefinite lived intangible assets, including goodwill, during the three and nine months ended September 30, 2025. In-process research and development, procurement contracts and agreements are included in Other intangibles, net in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.

Changes in the carrying value of our goodwill, all of which was related to our Medical Devices segment, were as follows (in thousands):

September 30, 2025
Balance as of December 31, 2024	$240,958
Foreign currency translation	13,046
Balance as of September 30, 2025	$254,004
Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. The major intangible asset classes consist of the following (in thousands, except weighted average useful life):

September 30, 2025	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$208,153	$81,662	$126,491	18.1
Other intangibles:
Customer lists and relationships	$28,851	$12,721	$16,130	21.5
Patents	4,619	3,509	1,110	17.0
Other	15,622	6,822	8,800	5.0
Other intangibles, net	$49,092	$23,052	$26,040	10.4

December 31, 2024	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$195,912	$67,861	$128,051	18.3
Other intangibles:
Customer lists and relationships	$28,611	$11,617	$16,994	21.6
Distribution and manufacturing rights and know-how	9,033	9,033	—	5.0
Patents	4,428	3,460	968	17.0
Other	11,776	5,445	6,331	5.0
Other intangibles, net	$53,848	$29,555	$24,293	9.4
Amortization Expense
Amortization expense recorded in General, administrative, and marketing expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$3,476	$3,990	$10,291	$11,650

7.    Income Taxes
Income Tax Expense
Our effective income tax rate was an expense of 8% and 11% for the three and nine months ended September 30, 2025, respectively, as compared to an expense of 81% and 66% for the three and nine months ended September 30, 2024, respectively. Our income tax rate was primarily impacted by state income taxes, non-deductible executive compensation, and changes in our valuation allowance against our net deferred tax assets, partially offset by excess tax deductions on stock based compensation and foreign provision to return adjustments.
On July 4, 2025 the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have reflected the impact of the enactment in our results for the three and nine months ended September 30, 2025. As a result, we are not anticipating significant cash tax obligations in the US federal and state jurisdictions for the 2025 tax year.
8.    Debt
Debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Term Loan Facility	$190,000	$190,000
Revolving Credit Facility	30,000	30,000
Convertible Senior Notes	—	100,000
1.40% Sparkasse Zollernalb (KFW Loan 2)	—	195
Total principal debt	220,000	320,195
Less: Unamortized debt issuance costs(a)	(5,131)	(5,848)
Total debt	214,869	314,347
Less: Current portion of long-term debt	—	(195)
Long-term debt, net	$214,869	$314,152
(a) Additional unamortized debt issuance costs totaling $1.6 million and $1.7 million related to the Revolving Credit Facility are included in “Other long-term assets” in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. Additional unamortized debt issuance costs totaling $1.1 million related to the New Delayed Draw Term Loan Facility is included in “Other long-term assets” in the Condensed Consolidated Balance Sheets as of September 30, 2025 as a result of the Amendment discussed below.
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
The remaining $30.0 million of undrawn availability under the Revolving Credit Facility as of September 30, 2025 may be drawn for working capital, capital expenditures, and other general corporate purposes. The Delayed Draw Term Loan Facility remained undrawn and was terminated on July 2, 2025 as we entered into separate, privately negotiated exchange agreements with the Holders of the Convertible Senior Notes as discussed below.
On September 12, 2025 (the “Second Amendment Effective Date”) we entered into a Second Amendment to the credit and guaranty agreement (the “Amendment”), with Ares Management Credit funds, which amends the credit and guaranty agreement dated as of January 18, 2024. The Amendment provides for (i) an extension of the maturity date of the existing term loans (the “Existing Term Loan Facility”) and the existing revolving credit facility (the “Existing Revolving Credit Facility”) under the Credit Agreement by one year to January 18, 2031, (ii) a reduction in the interest rate margin applicable to the Existing Term Loan Facility and the Existing Revolving Credit Facility and (iii) a new $150.0 million secured delayed draw term loan facility (the “New Delayed Draw Term Loan Facility” and, together with the Existing Term Loan Facility, the “Term Loan Facilities”).
Subject to the satisfaction of a specified maximum total net leverage ratio and other customary conditions, we may borrow under the New Delayed Draw Term Loan Facility at any time and from time to time on or prior to September 12, 2027. The proceeds of borrowings under the Delayed Draw Term Loan Facility may be used to fund permitted acquisitions (including any earnouts and other similar payments in connection therewith), other investments permitted by the Credit Agreement and capital expenditures, among other things. Loans borrowed under the New Delayed Draw Term Loan Facility will have the same terms and interest rate margins as the loans under the Existing Term Loan Facility.
Ranking; Guarantees
The Credit Facilities are secured by a security interest in substantially all existing and after-acquired real and personal property (subject to certain exceptions and exclusions) of us and the Guarantors.
Maturity and Prepayment
The final scheduled maturity date of the amended Credit Facilities is January 18, 2031. There are no scheduled repayments of principal required to be made prior to the final maturity date. We have the right to prepay loans under the Credit Agreement in whole or in part at any time, provided that any prepayment of loans under the Term Loan Facilities (or loans under the Revolving Credit Facility to the extent of reducing the balance of outstanding loans below $30.0 million) will be subject to a prepayment premium of 1.00% if the prepayment occurs prior to July 18, 2027. Amounts repaid in respect of loans under the Term Loan Facilities may not be reborrowed.
Covenants
The Credit Facilities contain certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. The covenants include a financial maintenance covenant that requires the company’s total net leverage ratio, as defined in the agreement, to be not greater than 6.25x for the test periods from the second quarter of fiscal year 2024 through the fourth quarter of fiscal year 2024 and not greater than 5.75x from the first quarter of fiscal year 2025 and thereafter. As of September 30, 2025 we are in compliance with our debt covenants.

Interest
On and after the Second Amendment Effective Date, the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 2.50%, or the Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.50%. In addition, we will be required to pay fees of 0.50% per annum on the daily unused amount of the Revolving Credit Facility and 1.00% per annum on the daily unused amount of the New Delayed Draw Term Loan Facility. The Term Loan Facilities initially bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 3.75%, or SOFR plus a margin of 4.75%. As of September 30, 2025 the stated and effective interest rate for the Term Loan Facility was 9.04% and 9.70%, respectively. As of September 30, 2025 the stated interest rate was 7.79% per annum for the Revolving Credit Facility.
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
The Convertible Senior Notes could have been settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes is 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We used the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation in periods prior to inducement.
Interest expense recognized on the Convertible Senior Notes includes approximately $2.1 million for the aggregate of the contractual coupon interest and the amortization of the debt issuance costs during the nine months ended September 30, 2025, as compared to $3.7 million during the nine months ended September 30, 2024. We did not incur interest expense for the three months ended September 30, 2025 due to the Convertible Senior Notes settlement in July 2025, as discussed above. We incurred $1.2 million of interest expense on the Convertible Senior Notes for the three months ended September 30, 2024. Interest on the Convertible Senior Notes began accruing upon issuance and was payable semi-annually.
As a result of the Exchange Agreements, we recorded $2.7 million of convertible debt inducement expense, which is the fair value of the additional consideration transferred and included in Losses on inducement/extinguishment of debt, in our Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2025.
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
In connection with the proceeds received from our new Credit Facilities, we repaid all outstanding amounts under the Old Credit Facilities and recorded a loss on extinguishment of debt of $3.7 million, primarily comprised of the write-off of unamortized debt issuance costs, in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2024.

Debt Discount and Debt Issuance Costs
In connection with the Amendment, we capitalized $0.5 million in debt issuance costs under the Existing Term Loan Facility, $0.2 million in other long-term assets under the Existing Revolving Credit Facility, and $1.1 million in other long-term assets under the New Delayed Draw Term Loan Facility. Non-cash amortization of debt issuance costs and debt discounts for our Credit Facilities, Convertible Senior Notes, and Old Credit Facilities totaled $0.4 million and $1.4 million for the three and nine months ended September 30, 2025, respectively, as compared to $0.5 million and $1.6 million for the three and nine months ended September 30, 2024, respectively, and are reflected in other non-cash adjustments in the Condensed Consolidated Statements of Cash Flows.
9.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of September 30, 2025 and December 31, 2024 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
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
Net revenues by geographic location based on the location of the customer were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America	$58,315	$49,089	$163,677	$148,679
EMEA	36,224	30,423	111,982	98,156
APAC	12,237	10,366	31,582	27,628
LATAM	6,612	5,901	18,097	16,766
Total revenues	$113,388	$95,779	$325,338	$291,229
Also see segment disaggregation information in Note 13 below.

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
Equity Grants
During the nine months ended September 30, 2025 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs will be achieved at target levels, together totaled 914,000 shares and had an aggregate grant date fair value of $24.0 million.
During the nine months ended September 30, 2024 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 778,000 shares and had an aggregate grant date fair value of $16.1 million.
The Committee did not authorize any grants of stock options during the nine months ended September 30, 2025 and 2024.
Employees purchased common stock totaling 97,000 and 118,000 shares in the nine months ended September 30, 2025 and 2024, respectively, through the ESPP.
12.    Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic income (loss) per common share	2025	2024	2025	2024
Net income (loss)	$6,502	$(2,288)	$7,342	$3,124
Net (income) loss allocated to participating securities	(7)	3	(9)	(6)
Net income (loss) allocated to common stockholders	$6,495	$(2,285)	$7,333	$3,118

Basic weighted-average common shares outstanding	47,233	41,844	44,605	41,607
Basic income (loss) per common share	$0.14	$(0.05)	$0.16	$0.07

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted income (loss) per common share	2025	2024	2025	2024
Net income (loss)	$6,502	$(2,288)	$7,342	$3,124
Net (income) loss allocated to participating securities	(7)	3	(8)	(6)
Net income (loss) allocated to common stockholders	$6,495	$(2,285)	$7,334	$3,118

Basic weighted-average common shares outstanding	47,233	41,844	44,605	41,607
Effect of dilutive stock options and awards	1,542	—	1,388	1,014
Diluted weighted-average common shares outstanding	48,775	41,844	45,993	42,621
Diluted income (loss) per common share	$0.13	$(0.05)	$0.16	$0.07
We excluded stock options and awards from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three and nine months ended September 30, 2025 9,000 and 3,000 potential common shares, respectively, related to stock options and awards were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding. For the three months ended September 30, 2024 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss. For the nine months ended September 30, 2024 591,000 potential common shares related to stock options and awards were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding.
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

The following table summarizes revenues, cost of products and preservation services, and gross margins for our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Medical devices	$87,665	$71,244	$253,907	$215,568
Preservation services	25,723	24,535	71,431	75,661
Total revenues	113,388	95,779	325,338	291,229

Cost of products and preservation services:
Medical devices	27,811	24,412	81,389	72,707
Preservation services	11,182	10,358	32,865	31,243
Total cost of products and preservation services	38,993	34,770	114,254	103,950

Gross margin:
Medical devices	59,854	46,832	172,518	142,861
Preservation services	14,541	14,177	38,566	44,418
Total gross margin	$74,395	$61,009	$211,084	$187,279
Net revenues by product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Products:
Aortic stent grafts	$39,585	$28,643	$116,028	$92,936
On-X	26,797	21,478	73,943	61,804
Surgical sealants	18,893	18,437	56,287	53,963
Other	2,390	2,686	7,649	6,865
Total products	87,665	71,244	253,907	215,568

Preservation services	25,723	24,535	71,431	75,661
Total revenues	$113,388	$95,779	$325,338	$291,229

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
•Our beliefs about the future regulatory status of our medical devices and processed tissues, our compliance with applicable laws and regulations, and our ability to make timely transitions to our Notified Bodies and obtain renewals for our Conformité Européenne Mark (“CE Mark”) product certification impacted by the transition to the Medical Device Regulation in Europe, and the impact these transitions, renewals, and related processes may have on our business, including any impact on our customers' ordering patterns and our ability to supply products;
•Our beliefs regarding our global expansion efforts;
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
•Our belief regarding the impact of the One Big Beautiful Bill Act on our tax obligations for the 2025 tax year;
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
We reported quarterly revenues of $113.4 million for the three months ended September 30, 2025, an 18% increase from the three months ended September 30, 2024. The increase in revenues for the three months ended September 30, 2025 was due to an increase in revenues from aortic stent grafts, On-X products, surgical sealants, and preservation services, partially offset by a decrease in revenues from other products. Constant currency revenues, as defined below, increased 16% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
See the “Results of Operations” section below for additional analysis of the three and nine months ended September 30, 2025.
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

Results of Operations
($ in thousands)
Revenues

	Revenues for the Three Months Ended September 30,			Revenues as a Percentage of Total Revenues for the Three Months Ended September 30,
	2025	2024	Percent Change	2025	2024
Products:
Aortic stent grafts	$39,585	$28,643	38%	35%	30%
On-X	26,797	21,478	25%	23%	22%
Surgical sealants	18,893	18,437	2%	17%	19%
Other	2,390	2,686	-11%	2%	3%
Total products	87,665	71,244	23%	77%	74%

Preservation services	25,723	24,535	5%	23%	26%
Total	$113,388	$95,779	18%	100%	100%

	Revenues for the Nine Months Ended September 30,			Revenues as a Percentage of Total Revenues for the Nine Months Ended September 30,
	2025	2024	Percent Change	2025	2024
Products:
Aortic stent grafts	$116,028	$92,936	25%	36%	32%
On-X	73,943	61,804	20%	23%	21%
Surgical sealants	56,287	53,963	4%	17%	19%
Other	7,649	6,865	11%	2%	2%
Total products	253,907	215,568	18%	78%	74%

Preservation services	71,431	75,661	-6%	22%	26%
Total	$325,338	$291,229	12%	100%	100%
Revenues increased 18% and 12% for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. The increase in revenues for the three months ended September 30, 2025 was due to an increase in revenues from aortic stent grafts, On-X products, preservation services, and surgical sealants, partially offset by a decrease in revenues from other products. The increase in revenues for the nine months ended September 30, 2025 was due to an increase in revenues from all products, partially offset by a decrease in revenues from preservation services.

The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Three Months Ended September 30,				Percent Change From Prior Year
	2025	2024
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$39,585	$28,643	$1,583	$30,226	31%
On-X	26,797	21,478	263	21,741	23%
Surgical sealants	18,893	18,437	319	18,756	1%
Other	2,390	2,686	7	2,693	-11%
Total products	87,665	71,244	2,172	73,416	19%

Preservation services	25,723	24,535	(2)	24,533	5%
Total	$113,388	$95,779	$2,170	$97,949	16%

North America	58,315	49,089	—	49,089	19%
Europe, the Middle East, and Africa	36,224	30,423	2,050	32,473	12%
Asia Pacific	12,237	10,366	—	10,366	18%
Latin America	6,612	5,901	120	6,021	10%
Total	$113,388	$95,779	$2,170	$97,949	16%

	Revenues for the Nine Months Ended September 30,				Percent Change From Prior Year
	2025	2024
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$116,028	$92,936	$859	$93,795	24%
On-X	73,943	61,804	32	61,836	20%
Surgical sealants	56,287	53,963	63	54,026	4%
Other	7,649	6,865	7	6,872	11%
Total products	253,907	215,568	961	216,529	17%

Preservation services	71,431	75,661	(86)	75,575	-5%
Total	$325,338	$291,229	$875	$292,104	11%

North America	163,677	148,679	(198)	148,481	10%
Europe, the Middle East, and Africa	111,982	98,156	1,931	100,087	12%
Asia Pacific	31,582	27,628	—	27,628	14%
Latin America	18,097	16,766	(858)	15,908	14%
Total	$325,338	$291,229	$875	$292,104	11%

A detailed discussion of the changes in product revenues and preservation services revenues for the three and nine months ended September 30, 2025 is presented below.
Products

Revenues from products increased 23% and 18% for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. The increase for the three months ended September 30, 2025 was due to an increase in revenues from aortic stent grafts, On-X products, and surgical sealants, partially offset by a decrease in revenues from other products. The increase for the nine months ended September 30, 2025 was due to an increase in revenues from all products. A discussion of the changes in product revenues for aortic stent grafts, On-X products, surgical sealants, and other product revenues is presented below.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, Brazilian Reals, Polish Zlotys, British Pounds, Canadian Dollars, and Swiss Francs with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, the US Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.
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
Revenues from the sales of aortic stent grafts increased 38% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This increase was primarily due to an increase in the volume of units sold.
Revenues from the sales of aortic stent graft increased 25% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This increase was primarily due to an increase in the volume of units sold.
Constant currency revenues from the sales of aortic stent grafts increased 31% and 24% for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. Revenues for the three and nine months ended September 30, 2025 increased in all geographies, with the most significant increases in North America and Europe, the Middle East, and Africa (collectively, “EMEA”). The revenue increase in EMEA for the three and nine months ended September 30, 2025 was primarily due to an increase in volume of higher priced products within the aortic stent graft product line in direct (to hospitals) markets. The revenue increase in North America for the three and nine months ended September 30, 2025 was primarily due to sales of AMDS as a result of humanitarian device exemption (“HDE”) granted by the FDA in December 2024 for use of the AMDS™ Hybrid Prosthesis in acute DeBakey Type I dissections in the presence of malperfusion. The HDE allows for, subject to certain restrictions, commercial distribution of AMDS in the United States (“US”) prior to the approval of a Premarket Approval Application, which we currently anticipate receiving in 2026 allowing for full commercial distribution of AMDS in the US.

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
Revenues from the sales of On-X products increased 25% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This increase was primarily due to an increase in the volume of units sold as well as an increase in average sales price.

Revenues from the sales of On-X products increased 20% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This increase was primarily due to an increase in the volume of units sold as well as an increase in average sales price.
Constant currency revenues from the sales of On-X products increased 23% and 20% for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. Revenues for the three and nine months ended September 30, 2025 increased in all geographies, with the most significant increases in North America and EMEA. The increase in revenues in North America and EMEA for the three and nine months ended September 30, 2025 was impacted by gains in the market share. The increase in revenues from EMEA for the three and nine months ended September 30, 2025 was primarily due to an increase in unit sales in both indirect and direct markets.
Domestic revenues from the sales of On-X products accounted for 60% and 62% of total On-X revenues for the three and nine months ended September 30, 2025, respectively, as compared to 59% and 60% for the three and nine months ended September 30, 2024, respectively.
Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants increased 2% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This increase was primarily due to an increase in the average sales prices, partially offset by a decrease in the volume of milliliters sold.
Revenues from the sales of surgical sealants increased 4% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This increase was primarily due to an increase in the volume of milliliters sold and, to a lesser extent, an increase in average sales prices.
Constant currency revenues from the sales of surgical sealants increased 1% and 4% for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. The increase in revenues for the three months ended September 30, 2025 was primarily due to revenue increases in Latin America (“LATAM”), Asia Pacific (“APAC”), and North America, with the most significant increase in LATAM. The increase in revenues in LATAM for the three months ended September 30, 2025 was primarily due to an increase in the volume of units sold in both indirect and direct markets. The increase in revenues in LATAM, APAC, and North America for the three months ended September 30, 2025 were partially offset by a revenue decrease in EMEA, which was primarily due to a decrease in unit sales in direct markets. The increase in revenues for the nine months ended September 30, 2025 was due to revenue increases in LATAM, North America, and APAC, with the most significant increase in LATAM. The increase in revenues in LATAM for the nine months ended September 30, 2025 was primarily due to an increase in unit sales in indirect markets. The increase in revenues in LATAM, APAC, and North America for the nine months ended September 30, 2025 were partially offset by a revenue decrease in EMEA, which was primarily due to a decrease in unit sales in direct markets.
Domestic revenues from the sales of surgical sealants accounted for 44% and 47% of total surgical sealant revenues for both the three and nine months ended September 30, 2025 and 2024, respectively.
Other
Other revenues are comprised of revenues from PhotoFix and PerClot.
Other revenues decreased 11% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was due to a decrease in PerClot product revenues, partially offset by an increase in PhotoFix product revenues.
Other revenues increased 11% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was due to an increase in PerClot and PhotoFix product revenues.

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
Revenues from tissue processing increased 5% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily due to an increase in the volume of higher priced tissues shipped primarily due to the release of a backlog of tissues that resulted from the 2024 cybersecurity incident. The tissue backlog released during the second and third quarters of 2025 and tissue shipments have now returned to normal levels.
Revenues from tissue processing decreased 6% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily due to a backlog of tissues to be released for shipments as a result of the 2024 cybersecurity incident as discussed above.
Cost of Products and Preservation Services
Cost of Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of products	$27,811	$24,412	$81,389	$72,707
Cost of products increased 14% and 12% for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. Cost of products for the three and nine months ended September 30, 2025 and 2024 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.
The increase in cost of products for the three months ended September 30, 2025 was primarily due to an increase in the volume of all products shipped except for surgical sealants, as compared to the three months ended September 30, 2024.
The increase in cost of products for the nine months ended September 30, 2025 was primarily due to an increase in the volume of all products shipped, as compared to the nine months ended September 30, 2024.
Cost of Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of preservation services	$11,182	$10,358	$32,865	$31,243
Cost of preservation services increased 8% and 5% for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. Cost of preservation services included costs for cardiac and vascular tissue preservation services.

The increase in cost of preservation services for the three months ended September 30, 2025 was primarily due to an increase in cost of tissues shipped and volume of certain tissues shipped, as compared to the three months ended September 30, 2024.
The increase in cost of preservation services for the nine months ended September 30, 2025 was primarily due to an increase in the cost of tissues shipped, partially offset by a decrease in the volume of tissues shipped, as compared to the nine months ended September 30, 2024.
Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross margin	$74,395	$61,009	$211,084	$187,279
Gross margin as a percentage of total revenues	66%	64%	65%	64%
Gross margin increased 22% and 13% for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024.
The increase in gross margin for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to an increase in the volume of all products shipped as well as the increase in the average sales price of certain products and tissues shipped and favorable mix of certain products shipped for the three months ended September 30, 2025. The increase was partially offset by unfavorable cost of certain products and tissues shipped, as compared to the three months ended September 30, 2024. Gross margin as a percentage of total revenues increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Gross margin as a percentage of total revenues was positively impacted by a favorable geography and product mix as well as favorable pricing of certain products shipped, including On-X products and certain aortic stent grafts, partially offset by unfavorable costs of certain products and tissues shipped during the three months ended September 30, 2025.
The increase in gross margin for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to an increase in the volume of all products shipped as well as the increase in the average sales price of certain products and tissues shipped and favorable mix of certain products shipped for the nine months ended September 30, 2025. The increase was partially offset by unfavorable cost of certain products and tissues shipped as well as an unfavorable mix of tissues shipped, as compared to the nine months ended September 30, 2024. Gross margin as a percentage of total revenues increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Gross margin as a percentage of total revenues was positively impacted by a favorable geography and product mix as well as favorable pricing of certain products shipped, partially offset by an unfavorable mix of tissues shipped and an unfavorable cost of certain products and tissues shipped during the nine months ended September 30, 2025.
Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General, administrative, and marketing expenses	$57,281	$50,017	$169,650	$130,026
General, administrative, and marketing expenses as a percentage of total revenues	51%	52%	52%	45%

General, administrative, and marketing expenses increased 15% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, which includes the impact of the Ascyrus contingent consideration fair value adjustment loss of $2.6 million and $3.5 million for the three months ended September 30, 2025 and 2024, respectively. The remaining general, administrative, and marketing expenses for the three months ended September 30, 2025 increased $8.2 million as a result of investments in sales and marketing, including expenses associated with the AMDS launch in the US, as well as investments in information technology, including $0.7 million of expenses associated with the 2024 cybersecurity incident, and increased non-cash stock compensation expenses.
General, administrative, and marketing expenses increased 30% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, which includes the impact of the Ascyrus contingent consideration fair value adjustment loss of $2.4 million and gain of $12.2 million for the nine months ended September 30, 2025 and 2024, respectively. The remaining general, administrative, and marketing expenses for the nine months ended September 30, 2025 increased $25.1 million as a result of investments in information technology, including $6.4 million of expenses associated with the 2024 cybersecurity incident, as well as investments in sales and marketing, including expenses associated with the AMDS launch in the US, and increased non-cash stock compensation expenses.
Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$8,078	$6,605	$21,869	$21,048
Research and development expenses as a percentage of total revenues	7%	7%	7%	7%
Research and development expenses increased 22% and 4% for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively. Research and development spending for the three and nine months ended September 30, 2025 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts.
Gain from Sale of Non-Financial Assets
Gain from sale of non-financial assets for the three and nine months ended September 30, 2025 consisted of a net $3.5 million gain as part of the Baxter Transaction upon Baxter's achievement of certain cumulative worldwide net sales of PerClot. See Part I, Item 1, Note 2 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of the Baxter Transaction.
Interest Expense
Interest expense was $6.1 million and $21.1 million for the three and nine months ended September 30, 2025, respectively, as compared to $8.4 million and $24.5 million for the three and nine months ended September 30, 2024, respectively. Interest expense for the three and nine months ended September 30, 2025 decreased primarily due to lower variable interest rates on our credit facilities and reduced interest expense as a result of the settlement of the Convertible Senior Notes. See Part I, Item 1, Note 8 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of the settlement of the Convertible Senior Notes.
Losses on Inducement/Extinguishment of Debt
During the nine months ended September 30, 2025 we recorded a loss on inducement of convertible debt of $2.7 million in connection with the settlement of our Convertible Senior Notes. See Part I, Item 1, Note 8 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our Convertible Senior Notes.
During the nine months ended September 30, 2024 we recorded a loss on extinguishment of debt of $3.7 million in connection with the extinguishment of our previously existing credit facilities. See Part I, Item 1, Note 8 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our credit facilities.

Other (Income) Expense, Net
Other (income) expense, net was $0.4 million and $8.4 million of income for the three and nine months ended September 30, 2025, respectively, as compared to $2.4 million of income and less than $0.1 million of expense for the three and nine months ended September 30, 2024, respectively. Other (income) expense, net for the three months ended September 30, 2025 primarily included a $0.5 million gain associated with fair value adjustments to loans issued pursuant to our Endospan agreements, partially offset by a net $0.1 million loss from realized and unrealized effects of foreign currency gains and losses. Other (income) expense, net for the nine months ended September 30, 2025 primarily included a net $7.3 million gain from realized and unrealized effects of foreign currency gains and losses and a $1.2 million gain associated with fair value adjustments to loans issued pursuant to our Endospan agreements. Other (income) expense, net for the three and nine months ended September 30, 2024 primarily included net gains of $2.4 million and less than $0.1 million, respectively, from realized and unrealized effects of foreign currency gains and losses.
Income Tax Expense
Our effective income tax rate was an expense of 8% and 11% for the three and nine months ended September 30, 2025, respectively, as compared to an expense of 81% and 66% for the three and nine months ended September 30, 2024, respectively. Our income tax rate was primarily impacted by state income taxes, non-deductible executive compensation, and changes in our valuation allowance against our net deferred tax assets, partially offset by excess tax deductions on stock based compensation and foreign provision to return adjustments.
On July 4, 2025 the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have reflected the impact of the enactment in our results for the three and nine months ended September 30, 2025. As a result, we are not anticipating significant cash tax obligations in the US federal and state jurisdictions for the 2025 tax year.
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
Liquidity and Capital Resources
Our primary uses of liquidity include the payment of operating expenses, capital expenditures, servicing of debt and the funding of acquisitions or other collaborative arrangements. Our primary sources of funding are operating cash flows and borrowings under our debt facilities. As of September 30, 2025 we had approximately $220.0 million of total principal indebtedness outstanding.
Our liquidity as of September 30, 2025 consisted of cash and cash equivalents of $73.4 million, unused commitments of $30.0 million under a revolving credit facility, and unused commitments of $150.0 million on the new delayed draw term loan facility (see “Credit Facilities” below). As of September 30, 2025 approximately 31% of our cash and cash equivalents were held in foreign jurisdictions. Our practice is to maintain sufficient liquidity through cash from operations and our revolving credit facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations, together with amounts available under our Term Loan Facilities, as defined below, will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.
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
On January 18, 2024 we entered into a credit and guaranty agreement with Ares Management Credit funds (the “Ares Credit Agreement”) for $350.0 million of senior secured, interest-only, credit facilities, consisting of a $190.0 million secured term loan facility (the “Term Loan Facility”), a $100.0 million secured delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Term Loan Facility, the “Term Loan Facilities”) and a $60.0 million “senior-priority” secured revolving credit facility with a priority claim ahead of the other secured facilities (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Credit Facilities”). Upon closing, we borrowed $190.0 million under the Term Loan Facility and $30.0 million under the Revolving Credit Facility. The proceeds of the initial borrowings were used along with cash on hand to pay off our previously existing credit agreement and pay related fees and expenses. The Delayed Draw Term Loan Facility remained undrawn and was terminated on July 2, 2025 as we entered into separate, privately negotiated exchange agreements with the Holders of the Convertible Senior Notes as discussed below.
On September 12, 2025 we entered into a Second Amendment to the credit and guaranty agreement (the “Amendment”), with Ares Management Credit funds, which amends the credit and guaranty agreement dated as of January 18, 2024. The Amendment provides for (i) an extension of the maturity date of the existing term loans (the “Existing Term Loan Facility”) and the existing revolving credit facility (the “Existing Revolving Credit Facility”) under the Credit Agreement by one year to January 18, 2031, (ii) a reduction in the interest rate margin applicable to the Existing Term Loan Facility and the Existing Revolving Credit Facility and (iii) a new $150.0 million secured delayed draw term loan facility (the “New Delayed Draw Term Loan Facility” and, together with the Existing Term Loan Facility, the “Term Loan Facilities”).

The final scheduled maturity date of the Credit Facilities is January 18, 2031. There are no scheduled repayments of principal required to be made prior to the final maturity date. We have the right to prepay loans under the Credit Agreement in whole or in part at any time, subject to certain premium payment requirements. Amounts repaid in respect of loans under the Term Loan Facilities may not be reborrowed. The Credit Facilities currently bear interest at the Secured Overnight Financing Rate (“SOFR”) plus applicable margins. As of September 30, 2025 the aggregate interest rate was 9.04% and 7.79% per annum for the Term Loan Facility and Revolving Credit Facility, respectively. See Part I, Item 1, Note 8 of the “Notes to Consolidated Financial Statements” for further discussion of our new Ares Credit Agreement.
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
Cash Flows
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by (used in):
Operating activities	$20,320	$12,097
Investing activities	(11,534)	(16,763)
Financing activities	8,852	2,029
Effect of exchange rate changes on cash and cash equivalents	2,325	(130)
Increase (decrease) in cash and cash equivalents	$19,963	$(2,767)
Net Cash Flows from Operating Activities

Net cash provided by operating activities increased $8.2 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in cash collected from customers due to an increase in revenues, which was partially offset by an increase in professional fees related to the 2024 cybersecurity incident, an increase in inventories and deferred preservation costs to support the increase in revenues, and a change in timing of interest payments on our credit facilities executed in January 2024. We expect to continue to incur professional fees in the remainder of 2025 in connection with enhanced ongoing cybersecurity services.
Net Cash Flows from Investing Activities
Net cash used in investing activities was $11.5 million and $16.8 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 cash flows used in investing activities included $11.5 million of cash used for capital expenditures.
Net Cash Flows from Financing Activities
Net cash provided by financing activities was $8.9 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively. The current year cash provided by financing activities was primarily due to $9.6 million of proceeds from the exercise of stock options and issuances of common stock and $3.1 million of proceeds from financing insurance premiums, partially offset by $1.8 million for payment of debt issuance cost and $1.4 million for principal payments on short-term notes payable.

Scheduled Contractual Obligations and Future Payments

As of September 30, 2025 there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Capital Expenditures
Capital expenditures were $11.5 million and $9.8 million for the nine months ended September 30, 2025 and 2024, respectively. Capital expenditures for the nine months ended September 30, 2025 were primarily related to routine purchases of manufacturing and tissue processing equipment, computer software, computer equipment, and leasehold improvements to support our business.

Off-Balance Sheet Commitments and Arrangements

As of September 30, 2025 there have been no material changes to our indemnification obligations as disclosed in Part II, Item 8, Note 11 – “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2024. For information concerning contingencies, see Note 9 – “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 – “Basis of Presentation and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q.
Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, including the effects of changes in interest rates (including credit spreads) and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. As of September 30, 2025 there has been no material change in the information reported under Part II, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of September 30, 2025 the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes to Disclosure Controls and Procedures
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As an example of this risk, via a Ministerial Decree of July 6, 2022, published September 15, 2022, the Italian government stated that the spending ceiling for medical devices at the national and regional levels had been exceeded, requiring medical device companies to pay back alleged overpayments the government claims companies received between 2015 and 2018. Ultimately, following the conclusion of judicial challenges, in August 2025 the Italian parliament agreed to a 75% reduction in the amounts due for the 2015–2018 period, which resulted in a payment obligation of approximately 0.1 million euros. In September 2025 we fulfilled that payment obligation.
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
The market for our products and services is competitive and affected by new product introductions and activities of other industry participants, including the introduction of novel products and therapies aimed at unrelated disease states or even overall patient health. In addition, such products and therapies like GLP-1 drugs, which we believe have or will have little to no actual impact on demand for our products, can lead to investor and customer confusion, can change investor focus, and can impact the perceived demand for our products, which may affect our stock price even if actual demand for our products is unaffected. We face intense competition in virtually all of our product lines, from, among others, Baxter, Ethicon (a Johnson & Johnson Company), Medtronic, Abbott Laboratories, Edwards Lifesciences, Becton, Dickinson and Company, Integra Life Sciences, LifeNet Health, Corcym, Anteris Technologies, Elutia (formerly Aziyo Biologics), Cook Medical, Gore & Associates, Terumo, LeMaitre Vascular, Maquet, Pfizer, BioCer Entwicklungs-GmbH, and Grena Limited. Several of our competitors enjoy competitive advantages over us, including:

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
Our aortic stent graft systems consist of two main product components: the stent graft and the delivery system. The stent graft is manufactured from several different raw materials that are manufactured internally or at various external suppliers, including single suppliers. The delivery systems we manufacture are comprised of several different raw materials and subassemblies, some of which are sourced from external suppliers, including single suppliers. Our internal manufacturing processes include machining of plastic parts, suturing of stent grafts, processing of Nitinol, and weaving of textiles. Our conventional polyester grafts consist of two main product components: polyester fabric and collagen coating. The polyester fabric is woven from a few different yarns that are supplied by an external supplier. The collagen suspension we manufacture is comprised of a collagenous tissue that is supplied by a single supplier. The conventional ePTFE grafts we manufacture are comprised of various raw materials supplied by several suppliers. For some products the ePTFE grafts are heparin coated. For these products, the heparin suspension we manufacture is comprised of a heparin solution that is also supplied by an external supplier.

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
We have experienced, and expect to continue to be subject to the risk of, cybersecurity threats and incidents. For example, we experienced a previously-disclosed cybersecurity incident in the fourth quarter of 2024 that temporarily disrupted our business operations, including our ERP systems, and had an impact on revenue, manufacturing, order processing, shipping, and other corporate operations. Our claims for reimbursement with our insurer remain outstanding and we continue to incur expenses in connection with improving our global infrastructure and cybersecurity posture. Additionally, we remain subject to other risks and uncertainties as a result of the incident, including those related to scrap, inventory levels, and timely shipping releases, as well as the potential to incur additional expenses.
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
Certain governments, investors, customers, employees and other stakeholders are continuing to focus on areas of corporate responsibility, and particularly matters related to environmental, social, and governance (“ESG”) factors. In some cases, stakeholders are looking to companies that demonstrate strong ESG and sustainability practices as an indicator of long-term resilience. However, there is an increasing number of state-level and federal legislation, executive orders and other backlash against ESG matters that may conflict with other regulatory requirements or our various stakeholders’ expectations. Keeping up with and meeting these sometimes contradictory and evolving expectations can be difficult and expensive, and may disrupt our business and divert the attention of our management. We may be unable to make the investments in ESG programs that our competitors with greater financial resources are able to make or we may be challenged by governmental authorities if we choose to make such investments. Failure to meet the expectations of investors, other stakeholders, or certain governmental authorities in these areas may damage our reputation, impact employee retention, impact the willingness of our customers to do business with us, or otherwise impact our financial results and stock price.

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
•Our Notified Bodies: The combination of the increased regulatory framework under the MDR and the UK’s exit from the European Union have both had an impact on notified bodies. The MDR has significantly increased the workload on existing notified bodies and as a result, many have elected to leave the space, including our Notified Body in the UK, LRQA. We have been able to transition our LRQA-issued certification for BioGlue and PhotoFix to a new notified body, DEKRA; and
•New CE Marks: The increased workload on notified bodies and other uncertainties around the transition to the MDR will likely cause delays in the approval for any new products that we may wish to bring to the EU market.
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
As an example of this risk, in September 2022 we halted the PROACT Xa clinical trial based on the recommendation of the trial’s Data and Safety Monitoring Board (“DSMB”) due to insufficient evidence to support non-inferiority of apixaban to warfarin for valve thrombosis and thromboembolism. Similarly, in November 2023 we announced that we were no longer pursuing a labeling change for our On-X mitral valve in connection with our PROACT Mitral trial due to additional investments that would be required to do so. Finally, although we have received regulatory approval to market BioGlue in China, it was only after a significantly longer and more expensive regulatory approval process than likely could reasonably have been anticipated when the program began.
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
In response to perceived increases in healthcare costs in recent years, there have been, and continue to be, proposals by the governmental authorities, third-party payors, and elected office holders and candidates to impact public health, control healthcare costs and, more generally, to reform the healthcare systems. These changes may impact costs and reimbursement, as well as potential changes to the regulatory environment and healthcare generally. Many US healthcare laws, including the Affordable Care Act and the Federal Food, Drug, and Cosmetics Act, are complex, subject to change particularly during a change in administrations, and dependent on interpretation and enforcement decisions from government agencies with broad discretion. Changes in regulations, federal funding or staffing at administrative agencies like the FDA, along with the recent, and ongoing, federal government shutdown, may impact, for example, the speed at which we are able to obtain regulatory reviews and approvals. In addition, changes in the focus of those administrative agencies may result in the repeal of applicable regulations or guidance or impact us in other ways we cannot anticipate. This could delay clinical trials and product launches, impact the regulatory status of current products or services, or affect our competitive position. The impact of this uncertainty on us, our customers, or the specific services and relationships we have with our customers is not always clear. Our failure to accurately anticipate these changes, or our failure to comply with changes to legal and regulatory frameworks, could create liability for us, result in adverse publicity and negatively affect our business, results of operations, and financial condition.
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
We are subject to an increasing number of federal, state, and foreign laws and regulations to address topics relating to data privacy, sustainability, and artificial intelligence. These regulations, some of which can be enforced by private parties or governmental entities, have been or are being promulgated and are constantly evolving and becoming increasingly complex and rigorous. These laws and regulations may include new compliance or disclosure requirements which increases our operating costs and requires significant management investment. Many of these laws and regulations, including, but not limited to, the European Union’s General Data Protection Regulation (“GDPR”) also include significant penalties for noncompliance. Although our practices, policies, and procedures are intended to comply with relevant laws and regulations, there can be no assurance that regulatory or enforcement authorities will view our arrangements as being in compliance, or that one or more of our employees or agents will not disregard aspects of our compliance programs. Any resulting government enforcement activities may be costly, result in negative publicity, or subject us to significant penalties.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase any of its equity security during the three months ended September 30, 2025.
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

Item 5. Other Information.
Insider Trading Arrangements and Policies
On August 14, 2025 John E. Davis, our Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement, pursuant to which he may sell up to 12,787 shares of the Company's common stock. The duration of the trading arrangement is from November 14, 2025 to March 5, 2026. On August 14, 2025 Jean F. Holloway, our Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement, pursuant to which she may sell up to 12,787 shares of the Company's common stock. The duration of the trading arrangement is from November 14, 2025 to March 5, 2026. On September 2, 2025, J. Patrick Mackin, our President, Chairman, and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement, pursuant to which he may sell up to 61,842 shares of the Company's common stock. The duration of the trading arrangement is from December 2, 2025 to March 5, 2026. These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated the contracts, instructions, or written plans for the purchase or sale of the Company’s securities during the three months ended September 30, 2025.

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
10.1
Second Amendment to Credit and Guaranty Agreement, dated as of September 12, 2025, by and among Artivion, Inc., as the borrower, On-X Life Technologies Holdings, Inc., On-X Life Technologies, Inc. and Ascyrus Medical, LLC, as subsidiary guarantors, the lenders from time to time party thereto and Ares Capital Corporation, as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 15, 2025.)

10.2
Real Estate Purchase and Sale Contract, dated as of September 26, 2025, by and among Artivion, Inc., as the purchaser and 1300 East Anderson Lane, Ltd., as the seller (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 29, 2025.)

10.3
Real Estate Purchase and Sale Contract, dated as of September 26, 2025, by and among Artivion, Inc., as the purchaser and Sentinel Austin I, LLC, as the seller (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 29, 2025.)

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

ARTIVION, INC.
(Registrant)

/s/ J. PATRICK MACKIN	/s/ LANCE A. BERRY
J. PATRICK MACKIN	LANCE A. BERRY
Chairman, President, and Chief Executive Officer (Principal Executive Officer)	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

November 7, 2025	November 7, 2025
DATE	DATE