Form 10-K
period 2025-12-31
ARTIVION, INC.
filed 2026-02-18
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the registrant was $1,393,778,346 computed using the closing price of $31.10 per share of Common Stock on June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, based on management’s belief that Registrant has no affiliates other than its directors and executive officers.
As of February 13, 2026 the number of outstanding shares of Common Stock of the registrant was 47,883,897.
Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after December 31, 2025	Part III

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
•Our expectations related to anticipated expansion of our business and the sufficiency of our leased and recently acquired properties for such expansion;
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
•Our beliefs about the business impact of, and expenses associated with, the 2024 cybersecurity incident, and our beliefs about the cybersecurity threat environment;
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
•Our belief that we will incur expenses for research and development projects, including for clinical research projects to gain regulatory approvals for products or indications, including existing products, and for new products and technologies that will likely require additional investment, research, and new clinical studies or data;
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
•Our belief regarding the impact of the One Big Beautiful Bill Act on our tax obligations for the 2025 tax year and beyond;
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

PART I
Item 1. Business.
Overview
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, On-X® mechanical heart valves and related surgical products (“On-X” products), surgical sealants, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita® Open NEO, E-vita Open Plus, Arcevo™ LSA Hybrid Stent Graft System (“Arcevo LSA”), the Ascyrus Medical Dissection Stent (“AMDS”) hybrid prosthesis, the NEXUS ONETM (“NEXUS ONE”), NEXUS DUOTM (“NEXUS DUO”), and NEXUS TRETM (“NEXUS TRE”) aortic arch stent graft systems (the “NEXUS family of products”), and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nsideTM, ArtivexTM, E-tegraTM, E-ventusTM BX, TuvaTM BX, and E-liacTM products. Surgical sealants include BioGlue® Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix® bovine surgical patches (“PhotoFix”) and CardioGenesis® cardiac laser therapy (prior to our abandonment of the business as of June 30, 2023). We began to manufacture and supply PerClot® hemostatic powder (“PerClot”) during the second quarter of 2023 (as part of the Transitional Manufacturing and Supply Agreement (“TMSA”) of the Baxter Transaction).
Corporate Structure
Our main operating subsidiaries include JOTEC GmbH (“JOTEC”), a Hechingen, Germany-based endovascular and surgical products company acquired on December 1, 2017, On-X Life Technologies, Inc. (“On-X LTI”), an Austin, Texas-based mechanical heart valve company acquired on January 20, 2016, Ascyrus Medical GmbH, a manufacturing entity acquired in September 2020, as well as approximately twenty additional country entities to provide sales and marketing support throughout the world.
Segments and Geographic Information
We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes revenues from sales of aortic stent grafts, surgical sealants, On-X products, and other product revenues. The Preservation Services segment includes services revenues from the preservation of cardiac and vascular implantable human tissues. See Part II, Item 8, Note 16 of the “Notes to Consolidated Financial Statements” for further information on our segments and geographic information.
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
We face competition from several domestic and international medical device, pharmaceutical, and biopharmaceutical companies and from both for-profit and non-profit tissue processors. Many of our current and potential competitors have greater financial and personnel resources than we have. Some of these competitors might have greater experience in developing products, procuring tissues, conducting clinical trials, and obtaining regulatory approvals, and they might have contracts with large hospital groups under which they can obtain purchase requirements that place our products at a disadvantage. Some of these competitors might obtain patent protection or approval or clearance by the FDA or foreign regulators sooner than we do. Some might have superior manufacturing efficiency, tissue processing capacity, and/or marketing capabilities. We cannot ensure that our current or future competitors will not succeed in developing alternative technologies, products, or services that have advantages over those that have been, or are being, developed by us or that would render our products or technologies obsolete or non-competitive. Any of these competitive disadvantages could materially, adversely affect us.
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
On-X heart valves are bileaflet mechanical valves composed of a graphite substrate coated with our silicon-free pyrolytic carbon coating that provides a smooth microstructure surface. We believe that the smooth pyrolytic carbon surface and other characteristics of the valve, such as full, 90-degree leaflet opening of the valve and flared valve inlet, contribute to the flow dynamics of the On-X valve. The On-X AAP is an On-X aortic valve combined with a synthetic Valsalva graft conduit to allow physicians to more conveniently treat patients requiring both an aortic valve replacement and replacement of a portion of the ascending aorta with an aortic graft. Each device is available in a range of valve sizes in a variety of sewing ring options to suit physicians’ preferences, along with dedicated instruments to facilitate valve sizing and implantation. On-X heart valves are FDA approved for the replacement of diseased, damaged, or malfunctioning native or prosthetic heart valves in the aortic and mitral positions and are classified as a Class III medical device. We also hold a Conformité Européene Mark product certification (“CE Mark”) for On-X heart valves.
All mechanical heart valve patients require long-term anticoagulation drug therapy with a drug called warfarin to reduce the risk of blood clots and stroke. Because warfarin can also cause a risk of harmful bleeding, dosage must be monitored and may require adjustment over time. Certain dietary restrictions may also be imposed on warfarin patients.
In 2015 the FDA approved the On-X aortic valve for use with a lower INR (International Normalized Ratio), which means that patients with On-X aortic heart valves can be managed on lower doses of warfarin for anticoagulation. This new indication was, and still is, unique to the On-X aortic valve and was based on a prospective, randomized, controlled clinical trial called PROACT comparing a reduced versus standard warfarin dose for On-X heart valve recipients. In the aortic valve replacement arm of the trial, the reduced warfarin dose group had 60% fewer bleeding events without an increased risk of stroke. The 2020 American Heart Association / American College of Cardiology guidelines specifically mentioned On-X aortic heart valves as the only mechanical aortic heart valve that can be managed at a low INR of 1.5-2.0. Recent real-world data presented at the 2024 AATS showed five-year outcomes for 229 On-X aortic heart valve patients managed at a low INR of 1.5-2.0 (after 3 months standard therapy) reduces risk of major bleeding by 87% with no increase in thromboembolic events and no valve thrombosis when compared to standard INR of 2.0-3.0.

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
We obtained marketing approvals in addition to the CE Mark for the E-vita Open NEO in other countries throughout the world. The E-vita Open NEO competes outside the United States (“US”) with products from Terumo Medical Corporation (“Terumo”, formerly Vascutek) and two smaller companies. We do not currently sell E-vita Open NEO in the US. The E-vita Open NEO competes in Europe primarily on its proven stent graft technology and long-term clinical data. The CE Mark for the E-vita Open Plus expired in 2022 and is only sold in limited countries including Brazil.
Arcevo™ LSA Hybrid Stent Graft System
The Arcevo LSA comprises a self-expanding aortic stent graft with an integrated stented left subclavian artery (LSA) branch, preloaded onto a delivery system engineered for controlled and accurate deployment of the implant into the transected aorta and LSA during a Frozen Elephant Trunk (FET) procedure. Arcevo LSA is the Company’s next generation FET device, building on the E-vita® Open Neo Hybrid Stent Graft System, currently available in EMEA and APAC. A custom version of this device, NEO EDE, was launched in the second quarter of 2025 in EMEA.
The FET procedure is a hybrid surgical approach that combines open surgery with an endovascular stented device to treat extensive aortic disease. The stented LSA branch of the Arcevo LSA device is designed to simplify one of the most challenging steps of the procedure by allowing surgeons to perform a more proximal repair with the main anastomosis in zone 2 and eliminating the need for an LSA anastomosis. This innovative design is intended to reduce circulatory arrest time, minimize bleeding and nerve injury, and ultimately improve patient outcomes in complex aortic arch repair.
The ARTIZEN trial is a prospective, multicenter, non-randomized clinical trial evaluating the safety and effectiveness of Arcevo LSA in the treatment of acute and chronic aortic arch pathologies. The trial is designed to support our forthcoming application to the US Food and Drug Administration (FDA) for Premarket Approval (PMA) of Arcevo LSA. The trial consists of 132 participants in the U.S. and Europe, who have experienced aortic dissection or aneurysm. Each participant will be followed for up to five years. The combined primary safety and efficacy endpoints will determine the impact of Arcevo LSA on reducing all-cause mortality, new permanent disabling stroke, new permanent paraplegia or paraparesis, unanticipated aortic reoperation in the treated segment, and LSA occlusion.
AMDSTM
We acquired Ascyrus in September 2020. Ascyrus developed the AMDS hybrid prosthesis, the world’s first aortic arch remodeling device for use in the treatment of acute Type A aortic dissection. Hemi-arch reconstruction is the standard of care for the treatment of acute Type A aortic dissection. AMDS is used as a complement to, and in conjunction with, hemi-arch reconstruction without adding technical complexity to this life-saving procedure. The design of the AMDS allows for rapid deployment of the graft in the aortic arch during a standard replacement of the ascending aorta, adding on average approximately five minutes for deployment with additional time for suturing to complete the standard procedure. The deployment of the AMDS preserves the native arch, potentially allowing for minimally invasive re-interventions as needed, including the repair of additional entry tears, rather than an invasive arch repair. In the Dissected Aorta Repair Through Stent clinical trial supporting its CE Mark and Health Canada approvals, the AMDS was shown to reduce mortality, complications, and reoperations compared to the standard of care, thereby improving the care of patients and offering significant cost savings for the health care system.
AMDS indirectly competes with other manufacturers’ standard open surgical repair and hybrid procedures including aortic debranching and frozen elephant trunk technique for total arch replacement. We began selling AMDS in September 2020 following the acquisition of Ascyrus. We sell AMDS in EMEA, Canada, APAC, and LATAM. We had minimal sales of AMDS in the US in 2023 under the investigational device exemptions (“IDE”) and through special grants of continued access in 2024 while waiting for PMA approval in the US. Enrollment for the PERSEVERE clinical trial to gain US approval was completed in November of 2023. In December 2024 the FDA granted a humanitarian device exemption (“HDE”) for use of the AMDS™ Hybrid Prosthesis in acute DeBakey Type I dissections in the presence of malperfusion. The HDE allows for, subject to certain restrictions, commercial distribution of AMDS in the US prior to the approval of PMA, which we currently anticipate receiving in 2026 allowing for full commercial distribution of AMDS in the US.

On Oct 1, 2025 CMS made effective the 2026 IPPS (Inpatient Prospective Payment System) Final Rule in which AMDS received a new unique procedure code that was also included in the updated procedure logic. This new DRG was developed by CMS after cost analysis of prior complex aortic arch patients reported a disparity in the hospital cost burden and resources required to treat these complex patients when compared to all other procedures assigned to the same DRG code series.

NEXUS Products
We distribute the NEXUS family of products in certain countries in EMEA and APAC under an exclusive distribution agreement with Endospan Ltd. (“Endospan”), an Israeli corporation. Endospan holds a CE Mark for NEXUS ONE which is the only endovascular stent graft system approved for the repair of both aneurysms and dissections in the aortic arch and markets the NEXUS DUO as a custom-made alternative for flexible aortic arch repair. NEXUS DUO is a low profile, custom made aortic arch system designed to treat a range of aortic arch pathologies including chronic dissection, aortic aneurysm, penetrating aortic ulcer, as well as intramural hematoma. Unlike the NEXUS ONE off-the-shelf device, NEXUS DUO includes a secondary branch designed to minimize surgical preparation for patients undergoing endovascular repair of the aortic arch. While open surgical repair remains the standard of care for complete aortic arch replacement, endovascular repair offers an alternative, less invasive procedure to treat the aortic arch with decreased surgical morbidity and mortality. The ability to repair the aortic arch with an endovascular approach is especially advantageous for elderly patients who are not suited for open surgery and for patients who were previously treated for a Type A dissection in an open surgical approach. The addition of the NEXUS family of products to our highly differentiated aortic stent graft portfolio further strengthens our position as a leader in the aortic repair market.
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
We also entered into a securities purchase option agreement with Endospan (“Endospan Option”) in September 2019 and subsequent amendment (“Endospan Option Amendment”) in July 2024 (as described in Part II, Item 8, Note 4 of the “Notes to Consolidated Financial Statements”) which provides us the option to purchase all the outstanding securities of Endospan from Endospan’s securityholders at the time of acquisition (or the option to acquire all of Endospan’s assets) up through a certain period of time after FDA approval of NEXUS ONE. Endospan completed patient enrollment in their US pivotal trial, TRIOMPHE, in the fourth quarter of 2024 and completed the one-year clinical follow-up in the fourth quarter of 2025. Endospan anticipates receiving PMA approval for NEXUS ONE in 2026.
E-vita Thoracic 3G
The E-vita Thoracic 3G is a stent graft system that enables endovascular treatment of TAAs. Its unique spring configuration gives the stent graft flexibility, helping the stent graft adapt to the vessel’s shape and ensuring a good seal at the landing zone, even in the case of complex vascular anatomy. Compared to its competing products, its different proximal and distal stent graft configurations, as well as straight and conical designs, enable individual treatment of the diseased aorta. The product line includes a wide portfolio of tapered versions from proximal to distal. The wide variety ensures the possibility of adapting the stent graft to the native course of the descending aorta. The E-vita Thoracic 3G is sometimes used in conjunction with the E-vita Open NEO and E-xtra Design Engineering.
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
We hold a CE Mark for the E-nside and additional marketing approvals have been granted in several other countries throughout the world. The E-nside competes with products from Cook.
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
BioGlue is FDA approved as an adjunct to sutures and staples for use in adult patients in open surgical repair of large vessels. We distribute BioGlue under CE Mark for repair of soft tissues (which include cardiac, vascular, and pulmonary). We also distribute BioGlue in Japan where it is approved for adhesion and support of hemostasis for aortotomy closure sites, suture/anastomosis sites (including aortic dissection and anastomosis sites with use of a prosthetic graft), and suture sites on the heart. Additional marketing approvals have been granted for specified applications in numerous other countries throughout the world. We received regulatory approval to commercialize BioGlue in China during the third quarter of fiscal year 2024. We began to commercialize BioGlue in China during the first half of 2025.
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
Other Products
PhotoFix
PhotoFix is a bovine pericardial patch fixated using a dye-mediated photo-oxidation process without the use of glutaraldehyde. We hold FDA 510(k) clearance and a CE Mark for PhotoFix which is indicated for use in intracardiac repair, great vessel repair, suture line buttressing, pericardial closure, and vascular repair and reconstruction (for example: the carotid, iliac, femoral, and tibial blood vessels as well as arteriovenous access revisions). The PhotoFix CE Mark has been successfully transferred to our new Notified Body, DEKRA, as of the fourth quarter of 2025. See Part I, Item 1A, “Risk Factors—Legal, Quality, and Regulatory Risks—Our products and tissues are highly regulated and subject to significant quality and regulatory risks,” for a discussion of the risks related to our PhotoFix CE Mark.
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
In September 2010 we entered into a distribution agreement and a license and manufacturing agreement with Starch Medical, Inc. (“SMI”), which allowed us to distribute PerClot, worldwide, except a few countries. In July 2021 we entered into an asset purchase agreement, Transitional Manufacturing and Supply Agreement (“TMSA”), and other ancillary agreements related to the sale of PerClot, to a subsidiary of Baxter and an agreement to terminate all of our material agreements with SMI related to PerClot (collectively the “Baxter Transaction”). Under the terms of the Baxter Transaction, we provided to Baxter certain transition services relating to the sale of SMI PerClot outside of the US. In May 2023 we obtained FDA PMA approval to commercialize PerClot in the US, which we transferred to Baxter, and began manufacturing and supplying PerClot for Baxter under the terms of the TMSA.
The TMSA has been extended for an additional 24-month term and will expire in February 2027.
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
Finally, the war in Ukraine and conflicts in the Middle East, and other macroeconomic factors have impacted the global supply chain, workforces, global mobility, material availability, demand, shipping, and reorder times, and may continue to do so in the future. Any of these adverse outcomes could have a material, adverse effect on our revenues or profitability.
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
Our aortic stent graft facility consists of combined manufacturing, warehousing, and office space in Hechingen, Germany and in our EMEA headquarters.
We also maintain sales offices, some of which have distribution operations, in Brazil, Greece, Italy, Poland, Singapore, Spain, Switzerland, and the UK. See also Part I, Item 2, “Properties.”

In all of our facilities, we are subject to regulatory standards for good manufacturing practices, including current Quality System Regulations, which are the FDA regulatory requirements for medical device manufacturers, and current Good Tissue Practices (“cGTPs”), which are the FDA regulatory requirements for the processing of human tissue. In addition, with the exception of the processing of human tissue, we operate according to International Organization for Standardization (“ISO”) 13485 Quality System Requirements, an internationally recognized voluntary system of quality management for companies that design, develop, manufacture, distribute, and service medical devices. We maintain a Certification of Approval to ISO 13485.
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
Backlog
As of December 31, 2025 we did not have a significant backlog of orders related to our medical devices. The limited supply of certain types or sizes of preserved tissue can result in a backlog of orders for these tissues. The amount of backlog fluctuates based on the tissues available for shipment and the surgical needs of specific cases. Our backlog of human tissue consists mostly of pediatric tissues and certain sizes of adult valves that have limited availability. Our backlog is generally not considered firm and must be confirmed with the customer before shipment. Certain aortic stent grafts products are specifically designed to meet specifications of a particular patient which can result in a limited backlog of these products.
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
US Federal Regulation of Medical Devices
The Federal Food, Drug, and Cosmetic Act (“FDCA”) provides that, unless exempted by regulation, medical devices may not be distributed in the US unless they have been approved or cleared by the FDA. Medical devices may receive clearance through either a pre-market notification (also known as the 510(k) process) or a PMA. Prior to approval, IDE’s allow investigational devices to be used in clinical studies in order to collect safety and effectiveness data.
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
Beginning in December 2019 and most recently in the fall 2024, the FDA indicted that it was planning to issue a proposed rule for reclassification of more than minimally manipulated (“MMM”) allograft heart valves, which could include our CryoValve SGPV, from unclassified medical devices reviewed through the 510(k) process to Class III (PMA) medical devices. Following any comment period and subsequent publication of a final rule, should the CryoValve SGPV be determined to be MMM or classified as a Class III device, we currently expect to have approximately thirty months to submit a PMA application, after which the FDA will determine if, and for how long, we may continue to provide these tissues to customers during its review of the PMA application. Although this proposed rule change has, to our knowledge, remained on the HHS’s unified regulatory agenda since 2019, no final rule has been published at this time. See also Part I, Item 1A, “Risk Factors—Legal, Quality, and Regulatory Risks—Reclassification by the FDA of CryoValve SG pulmonary heart valve (“CryoValve SGPV”) as a PMA device may make it commercially infeasible to continue processing the CryoValve SGPV.”
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

Recently, the Center for Biologics Evaluation and Research (“CBER”) of the FDA issued two “final” guidance documents directed at the reduction of the risk of transmission of tuberculousis (Mtb) in processed human tissue (the “Guidances”), which is already exceedingly low. These Guidances were issued without benefit of clinician or industry input and we believe could, if implemented as written, significantly reduce the supply of safe implantable human tissue without simultaneously reducing the risk of Mtb transmission. We also believe the Guidances are unnecessary in light of new Mtb screening criteria the American Association of Tissue Banks (“AATB”) recently implemented. Industry and the clinician community worked with CBER to have the guidance documents rescinded and reissued as a draft allowing for public comment. The comments from industry and the clinician community are currently under review by the agency.
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
Some states have enacted statutes and regulations governing the preservation, transportation, and storage of human organs and tissues. The activities we engage in require us to be either licensed or registered as a clinical laboratory or tissue bank under California, Delaware, Florida, Illinois, Maryland, New York, and Oregon law. We have such licenses or registrations, and we believe we are in compliance with applicable state laws and regulations relating to clinical laboratories and tissue banks that store, preserve, and distribute donated human tissue designed to be used for medical purposes in human beings.
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
On June 13, 2019 one of our notified bodies, Lloyd’s Register Quality Assurance Limited (“LRQA”) informed us that it would no longer provide Notified Body services for medical devices effective September 2019. The governing German competent authority, the Regierungspräsidium Tübingen, granted us an extended grace period until December 31, 2021 to transfer LRQA-issued certifications for BioGlue and PhotoFix to a new Notified Body. Both BioGlue and PhotoFix CE Marks have been successfully transferred to our new Notified Body, DEKRA, as of the fourth quarter of 2025. See also Part I, Item 1A, “Risk Factors—Legal, Quality, and Regulatory Risks—Our products and tissues are highly regulated and subject to significant quality and regulatory risks,” for a discussion of the risks related to LRQA’s decision, the MDR transition, and Brexit.
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
In 2025, 2024, and 2023 we spent approximately $31.0 million, $28.5 million, and $28.7 million, respectively, on research and development activities on new and existing products. These amounts accounted for approximately 7%, 7%, and 8% of our revenues for each of 2025, 2024, and 2023, respectively.
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
We received regulatory approval from the National Medical Products Administration (“NMPA”) to commercialize BioGlue in China during the third quarter of fiscal year 2024. We began to commercialize BioGlue in China during the first half of 2025.
At the FDA’s request, we are conducting a post-approval study to collect long-term clinical data for the On-X aortic heart valve managed with reduced warfarin therapy. This study is ongoing and data collection is expected to continue through 2027 to fulfill the FDA requirement.
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
The FDA granted Breakthrough Device Designation in the first quarter of 2020 for Arcevo LSA, and in the second quarter of 2020 for E-vita Open NEO, representing our next-generation hybrid stent graft system used in the treatment of patients with either an aneurysm or dissection in the aortic arch and in the descending thoracic aorta. We received IDE approval in the third quarter of 2025 to begin the pivotal trial for US approval of Arcevo LSA; enrollments began in the fourth quarter of 2025. The FDA granted Breakthrough Device Designation in the third quarter of 2019 for the E-nside and E-xtra Design Multibranch TAAA devices.
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
Human Capital
Overview
As of December 31, 2025 we had approximately 1,800 employees. Most of our employees are located in Kennesaw, Georgia; Austin, Texas; and Hechingen, Germany. We have never experienced a work stoppage or interruption due to labor disputes. Our employees located in Hechingen, Germany have a Works Council, and our employees in Brazil are affiliated with a union in connection with compensation-related collective bargaining. We believe our relations with our employees worldwide and with the Works Council in Germany and union in Brazil are good.
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
We also make available on the Corporate Governance portion of our website: (i) our Code of Conduct; (ii) our Corporate Governance Guidelines; (iii) the charter of each active committee of our Board of Directors; (iv) our Code of Ethics for Senior Financial Officers; (v) our Corporate Responsibility Report (ESG); (vi) our Foreign Corrupt Practices Act (“FCPA”) Policy; and (vii) our Insider Trading Policy. We also intend to disclose any amendments to our Codes of Conduct, or waivers of our Codes of Conduct on behalf of our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, on the Corporate Governance portion of our website. All of these corporate governance materials are also available free of charge in print to stockholders who request them in writing to: Jean F. Holloway, General Counsel, Chief Compliance Officer, and Corporate Secretary, 1655 Roberts Blvd NW, Kennesaw, GA 30144.
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
As an example of this risk, via a Ministerial Decree of July 6, 2022, published September 15, 2022, the Italian government stated that the spending ceiling for medical devices at the national and regional levels had been exceeded, requiring medical device companies to pay back alleged overpayments the government claims companies received between 2015 and 2018. Ultimately, following the conclusion of judicial challenges, in August 2025, the Italian parliament agreed to a 75% reduction in the amounts due for the 2015–2018 period. The Italian government is currently assessing the amounts due for the 2019–2024 period, and while there are ongoing challenges and negotiations between industry and the government regarding these amounts, our potential repayment exposure for the entire 2019–2025 period is estimated at approximately $2.3 million, which is reflected in accrued expenses in the Consolidated Balance Sheets as of December 31, 2025.
Our operations and performance have been, and may continue to be, impacted by regional and global geopolitical conditions, domestic and foreign trade and monetary policies, and other factors beyond our control, such as Russia’s war with Ukraine and instability in the Middle East. To date, sanctions and other disruptions in the Eastern European region have not materially impacted our business or ability to supply products to Russia, Belarus, Ukraine, and the region generally; however, continuation or escalation of the wars in Ukraine or instability in the Middle East, and in particular Iran, or increased export controls or additional sanctions imposed on or by impacted countries, their allies, or related entities could adversely affect our financial performance. Although we do not have any direct operations in Russia, Ukraine, Israel, Gaza, or Syria, the NEXUS family of products are solely manufactured by Endospan in Herzliya, Israel. We have not experienced any material disruption of supply from Endospan; however, it is difficult to predict the ultimate course of these conflicts and we may face business operations and supply chain disruptions as a result, including disruptions related to shortages of materials and finished goods, higher costs of materials and freight, freight delays, increased energy costs or energy shortages, travel disruptions, currency fluctuation, and disruptions to banking systems or capital markets.

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

As an example of this risk, our regulatory approval for BioGlue in China took significantly longer and required significant additional investment, at least in part, due to BioGlue’s animal of origin components. Although we received approval to market BioGlue in China during the third quarter of 2024, we did not recognize any revenue until the second quarter of 2025.
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
As an example of this risk, we fully impaired the value of our original securities purchase option agreement with Endospan (“Endospan Option”) in the fourth quarter of 2021 and fully wrote-down the value of our loan to Endospan in the second quarter of 2023, primarily driven by a decrease in forecasted operating results. Although the Endospan Option and our loan to Endospan were partially written back up to fair value in the third quarter of 2024 and subsequent quarters, similar impairments, and other potential risks like those mentioned above, may adversely affect the market value of our common stock.

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
•Drive adoption of the NEXUS family of products and AMDS in the US, European, and other markets, including our ability to manage the substantial product training, implant support, and proctoring requirements for NEXUS procedures;
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
Additionally, our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of our 2019 Endospan transaction depends on a number of additional factors including Endospan’s ability to: (a) comply with the Endospan Loan and other debt obligations, and avoid an event of default; (b) successfully commercialize the NEXUS family of products, raise capital, and drive adoption in markets in and outside of Europe; (c) meet demand for the NEXUS family of products; (d) meet quality and regulatory requirements for the NEXUS family of products; (e) manage any intellectual property risks and uncertainties associated with the NEXUS family of products; (f) obtain FDA approval of the NEXUS family of products; (g) remain as a going concern; and (h) develop the NEXUS family of products, and other product improvements to meet competitive threats and physician demand. As an example of this risk, the forecasted operating results related to NEXUS ONE decreased, resulting in an impairment to the carrying value of the Endospan Option, and a full write-down of the value of our original loan to Endospan, reflecting decreased expectations with respect to the anticipated benefits of the Endospan transaction. Similarly, our ability to realize the anticipated benefits of the Baxter Transaction depends on factors beyond our control, including Baxter’s performance against Baxter’s originally anticipated demand.
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

Our business could be impacted by environmental, workforce, and governance-related matters.

Certain governments, investors, customers, employees and other stakeholders are continuing to focus on areas of corporate responsibility, including matters related to environmental impacts, workforce practices, and governance and risk oversight. In some cases, stakeholders are looking to companies that demonstrate strong performance in these areas as being better positioned for long-term resilience. However, there is an increasing number of state-level and federal legislation, executive orders, and other backlash against such matters that may conflict with other regulatory requirements or our various stakeholders’ expectations. Keeping up with and meeting these sometimes contradictory and evolving expectations can be difficult and expensive, may disrupt our business, and may divert the attention of our management. We may be unable to make the investments related to environmental, workforce, or governance initiatives at the same level as our competitors with greater financial resources, or we may be challenged by governmental authorities if we choose to make such investments. Failure to meet the expectations of investors, other stakeholders, or certain governmental authorities in these areas may damage our reputation, impact employee retention, impact the willingness of our customers to do business with us, or otherwise impact our financial results and stock price.

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
•Our Existing CE Marks: In the past, the extended timeline for the MDR transition has resulted in certain MDD-based CE Marks expiring prior to the completion of the transition; however, we were able to successfully renew such CE Marks under the MDR;
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
Beginning in December 2019 and most recently in the fall of 2024, the FDA indicated that it was planning to issue a proposed rule for reclassification of more than minimally manipulated (“MMM”) allograft heart valves to Class III medical devices, which could include our CryoValve SGPV. Following any comment period and subsequent publication of a final rule, should the CryoValve SGPV be determined to be MMM or classified as a Class III device, we currently expect to have approximately thirty months to submit a PMA application, after which the FDA will determine if, and for how long, we may continue to provide these tissues to customers during its review of the PMA application. Although this proposed rule change has, to our knowledge, remained on the HHS’s unified regulatory agenda since 2019, no final rule has been published at this time.
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
Our relationships with physicians, hospitals, government officials, healthcare providers, and others are subject to scrutiny under various US and international bribery, anti-kickback, false claims, privacy, transparency, and similar laws, often referred to collectively as “healthcare compliance laws.” Healthcare compliance laws are broad, sometimes ambiguous, counterintuitive, complex, and subject to change and changing interpretations. Our global expansion into higher-risk regions and Russia’s ongoing war with Ukraine and the instability of the Middle East, and the current and future sanctions imposed on Russia and others as a result may exacerbate these risks. See also Part I, Item 1A, “Risk Factors – Business and Economic Risks - We are subject to a variety of risks due to our international operations and continued global expansion.” Possible sanctions for violation of these healthcare compliance laws include fines, civil and criminal penalties, exclusion from government healthcare programs, and despite our compliance efforts, we face the risk of an enforcement activity or a finding of a violation of these laws.

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
The policies of the current presidential administration in the US continues to bring several potential risks that could impact our business operations and financial performance. Changes in policy regarding international trade, including import and export regulation and international trade agreements, along with resulting volatility, could negatively impact our business. The US has imposed tariffs and export controls on certain goods and products imported from abroad, which has resulted in retaliatory tariffs. Additional tariffs imposed by the US on a broader range of imports, or further retaliatory trade measures taken by other countries in response, could result in an increase in supply chain costs that we may not be able to offset or that otherwise adversely impact our results of operations. In addition, political tensions between the US and certain other countries have escalated in recent years. Changes in foreign policy and the imposition of new sanctions could impact our ability to distribute products in certain regions. This could limit our market reach and affect our revenue streams. Changes in tax policy, including changes to corporate tax rates or changes in tax incentives that we currently benefit from, could also negatively impact our results of operations and financial condition.
The new administration has taken steps that have impacted federal spending and the federal workforce. Policies relating to reductions in spending, reductions in staff, and mandated return-to-office policies, could impact the capabilities of regulatory agencies which could affect the timeliness and efficiency of regulatory reviews and approvals that are critical to our operations. Regulatory focus, particularly with respect to sustainability matters, may change, reducing or changing regulations relating to ethylene oxide (EtO), PFAS, or other sustainability initiatives, potentially requiring us to make additional expenditures to comply with new regulations, or abandon programs we have already invested in.
In response to perceived increases in healthcare costs in recent years, there have been, and continue to be, proposals by the governmental authorities, third-party payors, and elected office holders and candidates to impact public health, control healthcare costs and, more generally, to reform the healthcare systems. These changes may impact costs and reimbursement, as well as potential changes to the regulatory environment and healthcare generally. Many US healthcare laws, including the Affordable Care Act and the Federal Food, Drug, and Cosmetics Act, are complex, subject to change, and dependent on interpretation and enforcement decisions from government agencies with broad discretion. Changes in regulations, federal funding or staffing at administrative agencies like the FDA may impact, for example, the speed at which we are able to obtain regulatory reviews and approvals. In addition, changes in the focus of those administrative agencies may result in the repeal of applicable regulations or guidance or impact us in other ways we cannot anticipate. This could delay clinical trials and product launches, impact the regulatory status of current products or services, or affect our competitive position. The impact of this uncertainty on us, our customers, or the specific services and relationships we have with our customers is not always clear. Our failure to accurately anticipate these changes, or our failure to comply with changes to legal and regulatory frameworks, could create liability for us, result in adverse publicity and negatively affect our business, results of operations, and financial condition.
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

On July 4, 2025 President Trump signed into law the “One Big Beautiful Bill Act,” which introduces comprehensive changes to U.S. tax and healthcare laws. Some of the provisions in this legislation have delayed effective dates, and we are still assessing the impact of those provisions. Many of its provisions will require interpretation and implementing regulations from federal agencies, including the Department of the Treasury. The law’s provisions include, but are not limited to, changes in corporate income tax rates and other business deductions, as well as changes to healthcare-related programs. The effect of interpretive guidance on these and other provisions could have a material adverse effect on our business, financial condition, and results of operations. We will continue to evaluate the impact of the “One Big Beautiful Bill Act” as additional information and guidance becomes available.
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

•Amend, supplement, waive, or otherwise modify our or our subsidiaries’ organizational documents in a manner that would be materially adverse to the interests of the lender, or change or amend the terms of documentation regarding junior financing in a manner that would be materially adverse to the interests of the lender;
•Make changes to our and our subsidiaries’ fiscal year without notice to the administrative agent;
•Enter into agreements which restrict our ability to incur liens;
•Engage in any line of business substantially different from that in which we are currently engaged; and
•Make certain investments, including strategic acquisitions or joint ventures.
Our indebtedness could adversely affect our ability to raise additional capital to fund operations and execute our strategic plan and limit our ability to react to changes in the economy or our industry.
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
•Conduct periodic, but no less than, annual cybersecurity training for relevant personnel, utilizing Knowbe4 resources;
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
Our information systems have been subject to cybersecurity incidents in the past, including a cyber-attack identified and disclosed during the fourth quarter of 2024 (the “Cybersecurity Incident”) that temporarily disrupted our business operations, including our ERP systems, and had an impact on manufacturing, order processing, shipping, and other corporate operations. Although we are continuing to work with our insurer to recoup covered losses, we expect to continue to incur expenses in connection with improving our global cybersecurity infrastructure and cybersecurity posture.
As of the date of this Annual Report on Form 10-K, we believe that the Cybersecurity Incident has not materially impacted the Company, our overall financial condition, or results of operations, and that the incident is not reasonably likely to materially impact the Company, our financial conditions, or results of operations. In addition, we are not aware of any cybersecurity threats or cybersecurity incidents that have or would be reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition as of the date of this Annual Report on Form 10-K. This includes penalties and settlements, of which there were none. We are continuing to seek reimbursement of costs, expenses and losses stemming from the Cybersecurity Incident by submitting claims to our cybersecurity insurer. To date, we have recovered $3.2 million associated with the 2024 Cybersecurity Incident, but the timing and amount of any additional reimbursements are not known at this time. As discussed in more detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Cybersecurity Incident had a $4.6 million impact on our results for the year ended December 31, 2024 and a $4.3 million impact on our results for the year ended December 31, 2025, net of the aforementioned recoveries of $3.2 million.

To learn more about the risk and potential impact of cybersecurity threats on our business strategy, operations, and financial condition, including with respect to the Cybersecurity Incident, See Part I, Item 1A, “Risk Factors,” “Significant disruptions of information technology systems or breaches of information security systems could adversely affect our business”.
Governance
Cybersecurity is integrated with our overall risk management strategy and is an area of focus for our Board and management, with oversight at the executive level led by our Chief Financial Officer. The Audit Committee, and where applicable, other directors or the entire Board, are involved in overseeing cybersecurity risks. They receive quarterly and bi-annual updates, respectively, on our cybersecurity threat risk management and strategy processes, and may meet more frequently in response to specific threats or incidents. These updates, provided by our Chief Financial Officer & Chief Operating Officer and/or our global head of Information Technology, cover various cybersecurity topics, including data security posture, third-party assessment results, progress on risk mitigation goals, incident response plans, and select cybersecurity threat risks or incidents. The Board and Audit Committee also have discussions with our global head of Information Technology and engage in separate meetings to consider cybersecurity risks in the context of broader corporate matters.
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
Our information technology and cybersecurity team has numerous years of collective experience in information security and cybersecurity strategy, with various roles in significant organizations. Team members’ relevant degrees and certifications include but are not limited to Certified Information Security Manager, Certified Information Systems Security Professional, Certified Ethical Hacker, Certified Penetration Tester, among others.

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
Our primary European facilities, located in Hechingen, Germany, consist of approximately 156,000 square feet of leased manufacturing, administrative, laboratory, and warehouse space where we manufacture aortic stent grafts.
Our On-X facilities consist of approximately 75,000 square feet of combined manufacturing, administrative, laboratory, warehouse, and office space supporting our On-X manufacturing operations, as well as an adjacent approximately 87,000 square-foot building intended to support future capacity expansion, in Austin, Texas. Both properties were acquired through two real estate purchase transactions that closed in December 2025.
We lease small amounts of ancillary office and warehouse space in various countries in which we operate direct sales subsidiaries, including in Brazil, Greece, Italy, Poland, Spain, Switzerland, and the United Kingdom, and a distribution center in Singapore to support sales activities in the APAC region.
Item 3. Legal Proceedings.
From time to time, we are involved in legal proceedings concerning matters arising in connection with the conduct of our business activities. We regularly evaluate the status of legal proceedings in which we are involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred, and to determine if accruals are appropriate. We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made.
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

2025	High	Low
First quarter	$32.33	$22.93
Second quarter	31.66	21.97
Third quarter	45.07	30.06
Fourth quarter	48.25	38.95

2024	High	Low
First quarter	$21.82	$16.48
Second quarter	25.74	19.36
Third quarter	29.24	23.79
Fourth quarter	30.45	24.82
As of February 13, 2026 we had 142 stockholders of record.
Dividends
No dividends were paid in 2025, 2024, or 2023.
Issuer Purchases of Equity Securities
Neither the Company nor any affiliate or other party acting on behalf of the Company repurchased any of the Company’s equity securities during the three months ended December 31, 2025.
Under our Credit Facilities, we are prohibited from repurchasing our common stock, except for the repurchase of stock from our employees or directors when tendered in payment of taxes or the exercise price of stock options, upon the satisfaction of certain requirements.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Part I, Item 1A.“Risk Factors” of this Form 10-K. The following discussion and analysis do not include certain items related to the year ended December 31, 2023, including year-to-year comparisons between the year ended December 31, 2024 and the year ended December 31, 2023. For a comparison of our results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

Overview
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, On-X mechanical heart valves and related surgical products, surgical sealants, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, Arcevo LSA, AMDS, NEXUS ONE, NEXUS DUO, and NEXUS TRE, and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, Artivex, E-tegra, E-ventus BX, Tuva BX, and E-liac products. Surgical sealants include BioGlue Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix bovine surgical patches (“PhotoFix”) and CardioGenesis cardiac laser therapy (prior to our abandonment of that business as of June 2023). We began to manufacture and supply PerClot® hemostatic powder (“PerClot”) during the second quarter of 2023 (as part of the Transitional Manufacturing and Supply Agreement (“TMSA”) of the Baxter Transaction, described below).
For the year ended December 31, 2025 we reported annual revenues of $441.3 million, increasing 14% over the prior year. Excluding the effects of foreign exchange, revenues increased 13% over the prior year. The increase in revenues was due to increases in revenues from aortic stent grafts, On-X products, and surgical sealants, partially offset by a decrease in revenues from other products and preservation services, and certain limited impacts resulting from the Cybersecurity incident. For the year ended December 31, 2025 we reported a net income of $9.8 million. See the “Results of Operations” section below for additional analysis of the full year 2025 results. See Part I, Item 1, “Business,” for further discussion of our business and activities during 2025.
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
These costs are then allocated among the tissues processed during the period based on cost drivers, such as the number of donors or number of tissues processed. We apply a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. We estimate quarantine and in process yields based on our historical yield experience with similar tissues and re-evaluate these estimates periodically. Actual yields could differ from our estimates, which could result in a change in tissues available for shipment and could increase or decrease the balance of deferred preservation costs. These changes could result in additional cost of preservation services expense or could increase per tissue preservation costs, which would impact gross margins on tissue preservation services in future periods.

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
Fair Value Measurements - Contingent Consideration
Contingent consideration represents a recurring fair value estimate of potential future payments. The fair value of the contingent consideration liability is estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. A discount rate is applied based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then we apply a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. We used a discount rate of approximately 16% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of December 31, 2025. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy.
New Accounting Pronouncements
See Part II, Item 8, Note 1 of “Notes to Consolidated Financial Statements” for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
($ in thousands)
Revenues

	Revenues for the Year Ended December 31,			Revenues as a Percentage of Total Revenues for the Year Ended December 31,
	2025	2024	Percent Change	2025	2024
Products:
Aortic stent grafts	$159,371	$123,081	29%	36%	32%
On-X	101,740	83,982	21%	23%	22%
Surgical sealants	76,602	73,898	4%	17%	19%
Other (1)	8,112	9,269	(12)%	2%	2%
Total products	345,825	290,230	19%	78%	75%

Preservation services	95,505	98,307	(3)%	22%	25%
Total	$441,330	$388,537	14%	100%	100%
(1) 2025 Other revenue includes reduction in revenue from Italian government payback reserves of $2.3 million.
Revenues increased 14% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in revenues for the year ended December 31, 2025 was due to an increase in revenues from aortic stent grafts, On-X products, and surgical sealants, partially offset by a decrease in revenues from other products and preservation services. Excluding the effects of foreign exchange, revenues increased 13% for the year ended December 31, 2025, as compared to the year ended December 31, 2024.

The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Year Ended December 31,						Percent Change From Prior Year
	2025			2024
	US GAAP	Italian Payback Measure (2)	Adjusted Revenue	US GAAP	Exchange Rate Effect	Constant Currency	Adjusted Constant Currency
Products:
Aortic stent grafts	$159,371	$—	$159,371	$123,081	$2,701	$125,782	27%
On-X	101,740	—	101,740	83,982	328	84,310	21%
Surgical sealants	76,602	—	76,602	73,898	462	74,360	3%
Other	8,112	2,313	10,425	9,269	12	9,281	12%
Total products	345,825	2,313	348,138	290,230	3,503	293,733	19%

Preservation services	95,505	—	95,505	98,307	(96)	98,211	(3)%
Total	$441,330	$2,313	$443,643	$388,537	$3,407	$391,944	13%

North America	221,742	—	221,742	197,940	(216)	197,724	12%
Europe, the Middle East, and Africa	151,368	2,313	153,681	131,518	4,221	135,739	13%
Asia Pacific	44,250	—	44,250	37,202	—	37,202	19%
Latin America	23,970	—	23,970	21,877	(598)	21,279	13%
Total	$441,330	$2,313	$443,643	$388,537	$3,407	$391,944	13%
(2) Reduction in revenue from Italian government payback reserves.
A detailed discussion of the changes in product revenues and preservation services revenues for the year ended December 31, 2025 is presented below.
Products

Revenues from products increased 19% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was due to an increase in revenues from aortic stent grafts, On-X products, and surgical sealants, partially offset by a decrease in revenues from other products. The revenue growth rate for the year ended December 31, 2025 was favorably impacted by decreased revenues in the fourth quarter of 2024 resulting from the 2024 cybersecurity incident. A discussion of the changes in product revenues for aortic stent grafts, On-X products, surgical sealants, and other product revenues is presented below.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, Brazilian Reals, Polish Zlotys, British Pounds, Canadian Dollars, and Swiss Francs with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the year ended December 31, 2025, as compared to the year ended December 31, 2024, the US Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.

Aortic Stent Grafts
Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, synthetic vascular grafts, and original equipment manufacturing (“OEM”) aortic stent graft products. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, Arcevo LSA, AMDS, the NEXUS family of products, and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, Artivex, E-tegra, E-ventus BX, Tuva BX, and E-liac products. Aortic stent grafts are used in endovascular and open vascular surgery for the treatment of complex aortic arch, thoracic, and abdominal aortic diseases. Our aortic stent grafts are primarily distributed in international markets.
Revenues from the sales of aortic stent grafts increased 29% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily due to an increase in volume of units sold.
Constant currency revenues from the sales of aortic stent grafts increased 27% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Revenues for the year ended December 31, 2025 increased in all geographies, with the most significant increases in Europe, the Middle East, and Africa (collectively, “EMEA”) and North America. The revenue increase in EMEA for the year ended December 31, 2025 was primarily due to an increase in volume of higher priced products within the aortic stent graft product line in direct (to hospitals) markets. The revenue increase in North America for year ended December 31, 2025 was primarily due to sales of AMDS as a result of humanitarian device exemption (“HDE”) granted by the FDA in December 2024 for use of the AMDS™ Hybrid Prosthesis in acute DeBakey Type I dissections in the presence of malperfusion. The HDE allows for, subject to certain restrictions, commercial distribution of AMDS in the United States (“US”) prior to the approval of a Premarket Approval Application, which we currently anticipate receiving in 2026 allowing for full commercial distribution of AMDS in the US.
For the years ended December 31, 2025 and 2024, the substantial majority of aortic stent graft revenues were generated from geographies outside the US.
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
Revenues from the sales of On-X products increased 21% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily due to an increase in the volume of units sold as well as an increase in average sales prices.
Constant currency revenues from the sales of On-X products increased 21% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Revenues for the year ended December 31, 2025 increased in all geographies, with the most significant increase in North America and EMEA. The increase in revenues in North America and EMEA for the year ended December 31, 2025 was impacted by gains in market share. The increase in revenues from EMEA for the year ended December 31, 2025 was primarily due to an increase in unit sales in both indirect and direct markets.
Domestic revenues from the sales of On-X products accounted for 61% of total On-X revenues for both the year ended December 31, 2025 and 2024.
Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants increased 4% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily due to an increase in average sales prices as well as an increase in the volume of milliliters sold.

Constant currency revenues from the sales of surgical sealants increased 3% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in revenues was primarily due to revenue increases in Latin America (“LATAM”) and Asia Pacific (“APAC”). The increase in revenues in LATAM for the year ended December 31, 2025 was primarily due to an increase in unit sales in indirect and direct markets. The increase in revenues in LATAM and APAC for the year ended December 31, 2025 were partially offset by a revenue decrease in EMEA, which was primarily due to a decrease in unit sales in direct markets. Constant currency revenues from the sales of surgical sealants in North America were flat for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Domestic revenues from surgical sealants accounted for 46% and 47% of total surgical sealant revenues for the year ended December 31, 2025 and 2024, respectively.
Other
Other revenues are comprised of revenues from PhotoFix and PerClot (as part of the TMSA of the Baxter Transaction described below), and reserves related to the Italian payback measure described below.
Other revenues decreased 12% for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
The decrease in other revenues for the year ended December 31, 2025 was primarily attributable to an unfavorable impact of Italian payback reserves recognized as adjustments to revenue, partially offset by an increase in PhotoFix and PerClot revenues. See Part II, Item 8, Note 11 of the “Notes to Consolidated Financial Statements” for further discussion regarding the Italian payback measure.
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
Revenues from tissue processing decreased 3% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease in revenues was primarily due to a backlog of tissues to be released for shipments as a result of the 2024 cybersecurity incident. The tissue backlog released during the second and third quarters of 2025 and tissue shipments have returned to normal levels.
Cost of Products and Preservation Services
Cost of Products

	Year Ended December 31,
	2025	2024
Cost of products	$112,781	$99,385
Cost of products increased 13% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Cost of products for the year ended December 31, 2025 and 2024 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.
The increase in cost of products for the year ended December 31, 2025 was primarily due to an increase in the volume of all products shipped, as compared to the year ended December 31, 2024.

Cost of Preservation Services

	Year Ended December 31,
	2025	2024
Cost of preservation services	$44,322	$40,371
Cost of preservation services increased 10% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Cost of preservation services included costs for cardiac and vascular tissue preservation services. The increase in cost of preservation services was primarily due to an increase in the cost of tissues shipped, partially offset by a decrease in the volume of tissues shipped, as compared to the year ended December 31, 2024.
Gross Margin

	Year Ended December 31,
	2025	2024
Gross margin	$284,227	$248,781
Gross margin as a percentage of total revenues	64%	64%
Gross margin increased 14% for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
The increase in gross margin for the year ended December 31, 2025, as compared to the year ended December 31, 2024 was due to an increase in the volume of all products shipped as well as the increase in the average sales price of certain products and tissues shipped and favorable mix of certain products shipped during 2025. The increase was partially offset by unfavorable cost of certain tissues and products shipped, an unfavorable mix of tissues shipped, and an increase in our reserves related to the Italian payback measure, as compared to the year ended December 31, 2024. Gross margin as a percentage of total revenues was positively impacted by a favorable geography and product mix as well as favorable pricing of certain products shipped, partially offset by an unfavorable mix of tissues shipped and an unfavorable cost of certain products and tissues shipped during the year ended December 31, 2025.
Operating Expenses
General, Administrative, and Marketing Expenses

	Year Ended December 31,
	2025	2024
General, administrative, and marketing expenses	$226,491	$181,455
General, administrative, and marketing expenses as a percentage of total revenues	51%	47%
General, administrative, and marketing expenses increased 25% for the year ended December 31, 2025, as compared to the year ended December 31, 2024, which includes the impact of the Ascyrus contingent consideration fair value adjustment loss of $7.7 million and gain of $11.0 million for the year ended December 31, 2025 and 2024, respectively. The remaining general, administrative, and marketing expenses for the year ended December 31, 2025 increased $26.3 million as a result of investments in sales and marketing, including expenses associated with the AMDS launch in the US, investments in information technology, including $3.5 million of expenses, net of insurance recoveries of $3.2 million, associated with the 2024 cybersecurity incident, and increased non-cash stock compensation expenses.
Research and Development Expenses

	Year Ended December 31,
	2025	2024
Research and development expenses	$30,991	$28,452
Research and development expenses as a percentage of total revenues	7%	7%

Research and development expenses increased 9% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Research and development spending for the year ended December 31, 2025 and 2024 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts.
Gain from Sale of Non-Financial Assets
Gain from sale of non-financial assets for the year ended December 31, 2025 consisted of a net $7.0 million gain as part of the Baxter Transaction based on the expected achievement of Baxter’s certain cumulative worldwide net sales of PerClot. See Part II, Item 8, Note 2 of the “Notes to Consolidated Financial Statements” for further discussion of the Baxter Transaction.
Interest Expense
Interest expense was $26.6 million and $34.3 million for the year ended December 31, 2025 and 2024, respectively. Interest expense for the year ended December 31, 2025 decreased primarily due to lower variable interest rates on our credit facilities and reduced interest expense as a result of the settlement of the Convertible Senior Notes. See Part II, Item 8, Note 10 of the “Notes to Consolidated Financial Statements” for further discussion of the settlement of the Convertible Senior Notes.
Losses on Inducement/Extinguishment of Debt
During the year ended December 31, 2025 we recorded a loss on inducement of convertible debt of $2.7 million in connection with the settlement of our Convertible Senior Notes. During the year ended December 31, 2024 we recorded a loss on extinguishment of debt of $3.7 million in connection with the extinguishment of our previously existing credit facilities. See Part II, Item 8, Note 10 of the “Notes to Consolidated Financial Statements” for further discussion of our Convertible Senior Notes and credit facilities.
Other (Income) Expense, Net
Other (income) expense, net was $9.5 million of income and $9.9 million of expense for the year ended December 31, 2025 and 2024, respectively. Other income (expense), net for the year ended December 31, 2025 primarily included a net $7.2 million gain from realized and unrealized effects of foreign currency gains and losses and a $2.3 million gain associated with fair value adjustments to loans issued pursuant to our Endospan agreements. Other (income) expense, net for the year ended December 31, 2024 primarily included a net $5.4 million loss from realized and unrealized effects of foreign currency gains and losses and a $4.5 million loss associated with fair value adjustments to loans issued pursuant to our Endospan agreements. See Part II, Item 8, Note 4 - “Agreements with Endospan” of the “Notes to Consolidated Financial Statements” for further information on our agreements with Endospan.
Income Tax Expense
Our effective income tax rate was an expense of 34% and 78% for the year ended December 31, 2025 and 2024, respectively. The decrease in the effective income tax rate for the year ended December 31, 2025 was primarily due to a decrease in valuation allowance resulting from the enactment of the One Big, Beautiful Bill Act and favorable changes to tax rates in certain jurisdictions, partially offset by changes in the jurisdictional mix of our earnings, higher nondeductible executive compensation, and provision to return adjustments.
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
Seasonality
Historically, we believe the demand for most of our aortic stent grafts is seasonal, with a decline in demand generally occurring in the third quarter primarily due to the summer holiday season in Europe.
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
We do not believe demand for our On-X products, other products, and cardiac preservation services is materially seasonal.
Liquidity and Capital Resources
Our primary uses of liquidity include the payment of operating expenses, capital expenditures, servicing of debt and the funding of acquisitions or other collaborative arrangements. Our primary sources of funding are operating cash flows and borrowings under our debt facilities. As of December 31, 2025 we had approximately $220.0 million of total nominal indebtedness outstanding.
Our liquidity as of December 31, 2025 consisted of cash and cash equivalents of $64.9 million, unused commitments of $30.0 million under a revolving credit facility, and unused commitments of $150.0 million on the new delayed draw term loan facility (see “Credit Facilities” below). As of December 31, 2025 approximately 34% of our cash and cash equivalents were held in foreign jurisdictions. Our practice is to maintain sufficient liquidity through cash from operations and our revolving credit facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations, together with amounts available under our Credit Facilities, as defined below, will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.
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
The final scheduled maturity date of the Credit Facilities is January 18, 2031. There are no scheduled repayments of principal required to be made prior to the final maturity date. We have the right to prepay loans under the Ares Credit Agreement in whole or in part at any time, subject to certain premium payment requirements. Amounts repaid in respect of loans under the Term Loan Facilities may not be reborrowed. The Credit Facilities currently bear interest at the Secured Overnight Financing Rate (“SOFR”) plus applicable margins. As of December 31, 2025 the aggregate interest rate was 8.74% and 7.49% per annum for the Term Loan Facilities and Revolving Credit Facility, respectively. See Part II, Item 8, Note 10 of the “Notes to Consolidated Financial Statements” for further discussion of our amended Ares Credit Agreement.
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

Cash Flows
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Cash flows provided by (used in):
Operating activities	$39,880	$22,236
Investing activities	(42,041)	(28,188)
Financing activities	11,282	2,203
Effect of exchange rate changes on cash and cash equivalents	2,324	(1,728)
Increase (decrease) in cash and cash equivalents	$11,445	$(5,477)
Operating Activities
Net cash provided by operating activities increased $17.6 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to increased profitability, an improvement in cash collections from customers, and a decrease in cash paid for taxes. These increases were partially offset by higher inventories and deferred preservation costs to support the increase in revenues, as well as changes in the timing of interest payments on our credit facilities executed in January 2024.
Investing Activities
Net cash used in investing activities was $42.0 million and $28.2 million for the year ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025 cash flows used in investing activities primarily included $39.0 million of cash used for capital expenditures, as discussed below, and $8.0 million for the funding of loans made pursuant to the Endospan agreements, partially offset by $5.0 million proceeds from the sale of non-financial assets. Cash flows used in investing activities during the year ended December 31, 2024 included $11.2 million of cash used for capital expenditures and $17.0 million for the funding of loans made pursuant to the Endospan agreements.
Financing Activities
Net cash provided by financing activities was $11.3 million and $2.2 million for the year ended December 31, 2025 and 2024, respectively. The current year cash provided by financing activities was primarily due to $13.1 million of proceeds from exercise of stock options and issuances of common stock and $3.1 million of proceeds from financing insurance premiums, partially offset by $2.3 million for principal payments on short-term notes payable and $1.8 million for payment of debt issuance cost.
Scheduled Contractual Obligations and Future Payments
Our long-term debt obligations and interest payments include $220.0 million of scheduled principal payments and $146.1 million in anticipated interest payments related to our Term Loan Facility, Revolving Credit Facility, and new Delayed Draw Term Loan Facility.
We have contingent payment obligations that include up to $100.0 million to be paid to the former shareholders of Ascyrus upon the achievement of certain milestones.
Under the terms of the Baxter Transaction, we made a $1.5 million payment to Starch Medical, Inc. in January 2026 related to PerClot sales milestones. We are required to pay an additional $1.5 million upon Baxter’s achievement of cumulative net sales milestones.
Our operating and finance lease obligations result from the lease of land and buildings that comprise our corporate headquarters and our various manufacturing facilities; leases related to additional manufacturing, office, and warehouse space; leases on company vehicles; and leases on a variety of office and other equipment.

Capital Expenditures
Capital expenditures for the year ended December 31, 2025 and 2024 were $39.0 million and $11.2 million, respectively. Capital expenditures in the year ended December 31, 2025 were primarily related to $20.3 million for the acquisition of buildings in Austin, Texas supporting our On-X manufacturing operations and future capacity expansion, as well as routine purchases of computer software, manufacturing and tissue processing equipment, computer equipment, and leasehold improvements needed to support our business.
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
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our variable rate debt portfolio, cash equivalents, and investments as of December 31, 2025, our pre-tax operating results would decrease by an estimated $2.0 million over a twelve-month period.
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
Assuming a hypothetical 10% adverse change to the foreign currency exchange rates in effect as of December 31, 2025 on our operating results, intercompany trade, and certain intercompany loan and interest balances, our pre-tax operating results would decrease by an estimated $8.0 million over a twelve-month period.

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
Artivion management assessed the effectiveness of Artivion’s internal controls over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, we have determined that, as of December 31, 2025, our internal controls over financial reporting was effective based on those criteria.
Artivion’s independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on the effectiveness of Artivion’s internal controls over financial reporting as of December 31, 2025.
Artivion, Inc.
February 18, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Artivion, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artivion, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

Deferred Preservation Costs

Description of the Matter
At December 31, 2025, the Company’s deferred preservation costs, net, balance was $54.5 million. As discussed in Note 1 to the consolidated financial statements, the calculation of deferred preservation costs involves judgment and complexity and uses the same principles as inventory costing. Donated human tissue is procured from deceased human donors by organ and tissue procurement organizations (“OPOs”) and tissue banks, that provide the tissue to the Company for processing, preservation, and distribution. Deferred preservation costs consist primarily of the procurement fees charged by the OPOs and tissue banks, direct labor and materials (including salary and fringe benefits, laboratory supplies and expenses, and freight-in charges), and indirect costs (including allocations of costs from support departments and facility allocations). Fixed production overhead costs are allocated based on actual tissue processing levels, to the extent that they are within the range of the facility’s normal capacity. These costs are then allocated among the tissues processed during the period based on cost drivers, such as the number of donors or number of tissues processed. The Company applies a yield estimate to all tissues in process and in quarantine to estimate the portion of tissues that will ultimately become implantable. Estimated yields are based on the Company’s historical yield experience with similar tissues and these estimates are evaluated periodically to determine whether the appropriate historical volume and time periods are being used to calculate the yields applied to in-process tissues to determine the equivalent units on hand at each period end.
Auditing management’s deferred preservation costs was complex and required judgment due to the detailed calculations within the Company’s costing model to determine the amount of preservation costs deferred.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the process used by management to calculate the Company’s deferred preservation costs, including controls over management’s review of the completeness and accuracy of the deferred preservation cost model, as discussed above.
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
February 18, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Artivion, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Artivion, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Artivion, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
February 18, 2026

Artivion, Inc. and Subsidiaries
Consolidated Balance Sheets
In Thousands

	December 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$64,908	$53,463
Trade receivables, net	89,758	79,462
Other receivables	13,921	6,431
Inventories	92,427	79,766
Deferred preservation costs	54,531	51,701
Prepaid expenses and other	42,537	19,257

Total current assets	358,082	290,080

Goodwill	254,091	240,958
Acquired technology, net	123,664	128,051
Operating lease right-of-use assets, net	34,701	39,726
Property and equipment, net	64,988	36,403
Other intangibles, net	32,831	28,332
Deferred tax assets, net	1,201	1,068
Other long-term assets	15,238	24,483

Total assets	$884,796	$789,101

Artivion, Inc. and Subsidiaries
Consolidated Balance Sheets
In Thousands, Except Par Value

	December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,042	$17,971
Accrued compensation	22,484	18,342
Accrued expenses	16,447	11,834
Accrued interest	4,815	8,170
Taxes payable	7,489	2,934
Accrued procurement fees	3,436	1,704
Current portion of contingent consideration	20,690	—
Current maturities of operating leases	4,649	4,489
Current portion of finance lease obligations	726	601
Current portion of long-term debt, net	—	195
Other current liabilities	4,778	583

Total current liabilities	101,556	66,823

Long-term debt, net	215,114	314,152
Non-current contingent consideration	39,890	52,880
Non-current maturities of operating leases	34,427	39,988
Deferred tax liabilities, net	24,308	20,183
Deferred compensation liability	9,464	7,977
Non-current finance lease obligations	2,698	2,833
Other long-term liabilities	9,107	8,065

Total liabilities	436,564	512,901

Commitments and contingencies (Note 11)

Stockholders’ equity:

Preferred stock $0.01 par value per share, 5,000 shares authorized, no shares issued	—	—
Common stock $0.01 par value per share, 75,000 shares authorized, 49,330 and 43,432 shares issued as of December 31, 2025 and 2024, respectively	493	434
Additional paid-in capital	516,604	376,607
Retained deficit	(51,498)	(61,266)
Accumulated other comprehensive loss	(2,719)	(24,927)
Treasury stock at cost, 1,487 shares as of December 31, 2025 and 2024	(14,648)	(14,648)

Total stockholders’ equity	448,232	276,200

Total liabilities and stockholders’ equity	$884,796	$789,101
See accompanying Notes to Consolidated Financial Statements.

Artivion, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
In Thousands, Except Per Share Data

	Year Ended December 31,
	2025	2024	2023
Revenues:
Products	$345,825	$290,230	$261,185
Preservation services	95,505	98,307	92,819
Total revenues	441,330	388,537	354,004

Cost of products and preservation services:
Products	112,781	99,385	84,595
Preservation services	44,322	40,371	40,233
Total cost of products and preservation services	157,103	139,756	124,828

Gross margin	284,227	248,781	229,176

Operating expenses:
General, administrative, and marketing	226,491	181,455	208,977
Research and development	30,991	28,452	28,707
Total operating expenses	257,482	209,907	237,684
Gain from sale of non-financial assets	(7,000)	—	(14,250)
Operating income	33,745	38,874	5,742

Interest expense	26,582	34,277	25,299
Interest income	(763)	(1,467)	(1,077)
Losses on inducement/extinguishment of debt	2,664	3,669	—
Other (income) expense, net	(9,518)	9,909	3,106

Income (loss) before income taxes	14,780	(7,514)	(21,586)
Income tax expense	5,012	5,845	9,104

Net income (loss)	$9,768	$(13,359)	$(30,690)

Income (loss) per share:
Basic	$0.22	$(0.32)	$(0.75)
Diluted	$0.21	$(0.32)	$(0.75)

Weighted-average common shares outstanding:
Basic	45,335	41,676	40,743
Diluted	47,162	41,676	40,743

Net income (loss)	$9,768	$(13,359)	$(30,690)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	22,208	(12,917)	9,599
Comprehensive income (loss)	$31,976	$(26,276)	$(21,091)
See accompanying Notes to Consolidated Financial Statements.

Artivion, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
In Thousands

	Year Ended December 31,
	2025	2024	2023
Net cash flows from operating activities:
Net income (loss)	$9,768	$(13,359)	$(30,690)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	22,458	24,205	23,076
Non-cash compensation	24,385	14,242	14,422
Non-cash lease expense	5,170	4,915	4,541
Write-down of inventories and deferred preservation costs	4,900	4,434	4,785
Non-cash interest expense	1,705	3,866	1,858
Deferred income taxes	37	(1,511)	(1,385)
Change in fair value of contingent consideration	7,700	(11,010)	23,490
Endospan fair value adjustments	(2,337)	4,329	5,000
Losses on inducement/extinguishment of debt	2,664	3,669	—
Gain on sale of non-financial assets	(7,000)	—	(14,250)
Other	(7,409)	5,699	1,358

Changes in operating assets and liabilities:
Receivables	(7,269)	(15,395)	(4,050)
Inventories and deferred preservation costs	(15,277)	(6,137)	(14,360)
Prepaid expenses and other assets	(1,798)	(5,209)	535
Accounts payable, accrued expenses, and other liabilities	2,183	9,498	4,495
Net cash flows provided by operating activities	39,880	22,236	18,825

Net cash flows from investing activities:
Capital expenditures	(39,041)	(11,188)	(9,752)
Payments under Endospan agreements	(8,000)	(17,000)	(5,000)
Proceeds from sale of non-financial assets, net	5,000	—	14,250
Net cash flows used in investing activities	(42,041)	(28,188)	(502)

Net cash flows from financing activities:
Proceeds from issuance of long-term debt	—	184,000	—
Proceeds from revolving credit facility	—	28,500	—
Repayment of debt	(210)	(211,831)	(2,772)
Proceeds from exercise of stock options and issuance of common stock	13,074	5,728	3,955
Payment of debt issuance costs	(1,750)	(2,544)	(249)
Proceeds from financing insurance premiums	3,117	—	3,558
Principal payments on short-term notes payable	(2,250)	(1,027)	(2,531)
Redemption and repurchase of stock to cover tax withholdings	—	—	(559)
Other	(699)	(623)	(537)
Net cash flows provided by financing activities	11,282	2,203	865

Effect of exchange rate changes on cash and cash equivalents	2,324	(1,728)	401
Increase (decrease) in cash and cash equivalents	11,445	(5,477)	19,589

Cash and cash equivalents, beginning of year	53,463	58,940	39,351
Cash and cash equivalents, end of year	$64,908	$53,463	$58,940
See accompanying Notes to Consolidated Financial Statements.

Artivion, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
In Thousands

	Common Stock		Additional Paid In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	41,830	$418	$337,385	$(17,217)	$(21,609)	(1,487)	$(14,648)	$284,329
Net loss	—	—	—	(30,690)	—	—	—	(30,690)
Other comprehensive income, net of tax	—	—	—	—	9,599	—	—	9,599
Equity compensation	412	4	15,142	—	—	—	—	15,146
Exercise of options	226	3	2,499	—	—	—	—	2,502
Employee stock purchase plan	141	2	1,451	—	—	—	—	1,453
Redemption and repurchase of stock to cover tax withholdings	(40)	(1)	(558)	—	—	—	—	(559)
Balance at December 31, 2023	42,569	$426	$355,919	$(47,907)	$(12,010)	(1,487)	$(14,648)	$281,780
Net loss	—	—	—	(13,359)	—	—	—	(13,359)
Other comprehensive loss, net of tax	—	—	—	—	(12,917)	—	—	(12,917)
Equity compensation	513	5	14,963	—	—	—	—	14,968
Exercise of options	232	2	3,965	—	—	—	—	3,967
Employee stock purchase plan	118	1	1,760	—	—	—	—	1,761
Balance at December 31, 2024	43,432	$434	$376,607	$(61,266)	$(24,927)	(1,487)	$(14,648)	$276,200
Net income	—	—	—	9,768	—	—	—	9,768
Other comprehensive income, net of tax	—	—	—	—	22,208	—	—	22,208
Settlement of convertible senior notes	4,354	44	102,553	—	—	—	—	102,597
Equity compensation	934	9	24,376	—	—	—	—	24,385
Exercise of options	513	5	10,824	—	—	—	—	10,829
Employee stock purchase plan	97	1	2,244	—	—	—	—	2,245
Balance at December 31, 2025	49,330	$493	$516,604	$(51,498)	$(2,719)	(1,487)	$(14,648)	$448,232
See accompanying Notes to Consolidated Financial Statements.

Artivion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, On-X mechanical heart valves and related surgical products (“On-X” products), surgical sealants, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita Open NEO, E-vita Open Plus, Arcevo™ LSA Hybrid Stent Graft System (“Arcevo LSA”), the Ascyrus Medical Dissection Stent (“AMDS”) hybrid prosthesis, the NEXUS ONETM (“NEXUS ONE”), NEXUS DUOTM (“NEXUS DUO”), and the NEXUS TRETM (“NEXUS TRE”) aortic arch stent graft systems (the “NEXUS family of products”), and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nside, Artivex, E-tegra, E-ventus BX, Tuva BX, and E-liac products. Surgical sealants include our BioGlue Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix bovine surgical patches (“PhotoFix”) and CardioGenesis cardiac laser therapy (prior to our abandonment of that business as of June 2023). We began to manufacture and supply PerClot hemostatic powder (“PerClot”) during the second quarter of 2023 (as part of the Transitional Manufacturing and Supply Agreement (“TMSA”) of the Baxter Transaction, described in more detail in Note 2 below).
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
Foreign Currency Translation and Transactions
Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average exchange rates throughout the year. The related translation adjustments, including the effects of foreign exchange rate changes on intra-entity foreign currency transactions that are of a long-term investment nature, net of tax, are reflected in Accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Foreign currency exchange rate realized and unrealized gains and losses resulting from transactions are included in Other expense, net in our Consolidated Statements of Operations and Comprehensive Income (Loss) and resulted in a net gain of $7.2 million, a net loss of $5.4 million, and a net gain of $2.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Currency translation adjustments resulting from intra-entity loans that are of a long-term investment nature, net of tax, are included in Accumulated other comprehensive loss and resulted in a net gain of $13.6 million, a net loss of $8.6 million, and a net gain of $6.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Revenues for products, including: aortic stent grafts, surgical sealants, On-X products, and other medical devices, are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenues from consignment inventory are recognized when we receive a notification of implantation. We recognize revenues for preservation services when tissue is shipped to the customer.
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
Commissions and Contract Costs
Sales commissions are earned upon completion of each performance obligation, and therefore, are expensed when incurred. These costs are included in General, administrative, and marketing expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). We generally do not incur incremental charges associated with securing agreements with customers which would require capitalization and recovery over the life of the agreement.
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

Advertising Costs
The costs to develop, produce, and communicate our advertising are expensed as incurred and are reflected as General, administrative, and marketing expenses. The total amount of advertising costs included in our Consolidated Statements of Operations and Comprehensive Income (Loss) was $2.0 million, $1.7 million, and $1.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The fair value of stock options and ESPP options is determined on the grant date using assumptions for the expected term, volatility, dividend yield, and the risk-free interest rate. The expected term is primarily based on the contractual term of the option and our data related to historic exercise and post-vesting forfeiture patterns, which is adjusted based on our expectations of future results. Our anticipated volatility level is primarily based on the historic volatility of our common stock, and adjusted based on our expectations of future volatility, for the life of the option or option group. Our model includes a zero-dividend yield assumption and we do not anticipate paying dividends in the future. The risk-free interest rate is based on recent US Treasury note auction results with a similar life to that of the option. Our model does not include a discount for post-vesting restrictions, as we have not issued awards with such restrictions.
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

Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid during the year for:
Interest	$28,232	$24,523	$23,332
Income taxes	2,543	13,702	4,865

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	$2,128	$2,067	$6,181
Operating lease liabilities settled in purchase of leased buildings	3,776	—	—
Accrued capital expenditures	1,800	—	—
Accounts Receivable and Allowances
Our accounts receivable are primarily from hospitals and distributors that either use or distribute our products and tissues. We assess the likelihood of collection based on a number of factors, including past transaction history and the credit worthiness of the customer, as well as the potential increased risks related to international customers and large distributors. We determine the allowance for uncollectible accounts based upon specific reserves for known collection issues, as well as a non-specific reserve based upon historical aging trends. We charge off uncollectible amounts against the reserve in the period in which we determine they are uncollectible. Our accounts receivable balances are reported net of allowances of $1.9 million and $1.6 million as of December 31, 2025 and 2024, respectively.
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
We regularly evaluate our inventory to determine if the costs are appropriately recorded at the lower of cost or net realizable value. We also evaluate our inventory for costs not deemed to be recoverable, including inventory not expected to ship prior to its expiration. Lower of cost or net realizable value write-downs are recorded if the book value exceeds the estimated net realizable value of the inventories, based on recent sales prices at the time of the evaluation. Impairment write-downs are recorded based on the book value of inventory deemed to be impaired. Actual results may differ from these estimates. Write-downs of inventories are expensed as Cost of products, and these write-downs are permanent impairments that create a new cost basis, which cannot be restored to its previous levels if our estimates change. Write-downs to our inventories totaled $3.3 million, $3.8 million, and $4.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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
We regularly evaluate our deferred preservation costs to determine if the costs are appropriately recorded at the lower of cost or net realizable value. We also evaluate our deferred preservation costs for costs not deemed to be recoverable, including tissues not expected to ship prior to the expiration date of their packaging. Lower of cost or net realizable value write-downs are recorded if the tissue processing costs incurred exceed the estimated market value of the tissue services, based on recent average service fees at the time of the evaluation. Impairment write-downs are recorded based on the book value of tissues deemed to be impaired. Actual results may differ from these estimates. Write-downs of deferred preservation costs are expensed as cost of preservation services, and these write-downs are permanent impairments that create a new cost basis, which cannot be restored to its previous levels if our estimates change. Write-downs to our deferred preservation costs totaled $1.6 million, $0.6 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, primarily due to tissues not expected to ship prior to the expiration date of the packaging.
Property and Equipment, net
Property and equipment, net is stated at cost less depreciation. Depreciation expense is recorded over the estimated useful lives of the assets, generally three to forty years, on a straight-line basis. Leasehold improvements are depreciated on a straight-line basis over the remaining lease term at the time the assets are capitalized or the estimated useful lives of the assets, whichever is shorter.
In September 2025 we entered into agreements to purchase three office and manufacturing buildings in Austin, Texas for aggregate cash consideration of approximately $20.3 million. The first transaction relates to the purchase of two office buildings currently leased and occupied by the Company, comprising approximately 75,000 square feet of manufacturing, administrative, laboratory, warehouse, and office space that support our On-X manufacturing operations, together with the underlying land and certain appliances and equipment. The second transaction relates to the purchase of an adjacent building comprising approximately 87,000 square feet, together with the underlying land and certain appliances and equipment, which is intended to support future capacity expansion. Upon closing of the transactions in December 2025, the acquired properties were capitalized as property, plant and equipment.

Property and equipment, net consists of the following (in thousands)

	December 31,
	2025	2024
Equipment and software	$81,190	$67,125
Leasehold improvements	53,596	51,213
Building and building improvements	19,935	—
Furniture and fixtures	8,111	7,233
Total property and equipment	162,832	125,571
Less: Accumulated depreciation	(97,844)	(89,168)
Property and equipment, net	$64,988	$36,403
Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$8,683	$8,350	$7,878
Goodwill and Other Intangible Assets
Our intangible assets consist of goodwill, acquired technology, customer lists and relationships, patents, and other intangible assets, as discussed in Note 7. Our goodwill is attributable to a segment or segments of our business, as appropriate, as the related acquired business that generated the goodwill is integrated into our operations.
We evaluate goodwill and other indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. As of October 31, 2025 and 2024 our indefinite lived intangible assets consisted of goodwill, in-process research and development, and acquired procurement contracts and agreements. We performed a qualitative analysis of our indefinite lived intangible assets as of October 31, 2025 and determined that the fair value of the asset groups and the fair value of the reporting unit more likely than not exceeded their associated carrying values and were, therefore, not impaired. No impairment indicators were identified from the date of our annual assessment through December 31, 2025.
Our definite lived intangible assets consist of acquired technologies, customer lists and relationships, patents, and other intangible assets. We amortize our definite lived intangible assets over their expected useful lives using the straight-line method, which we believe approximates the period of economic benefits of the related assets. Our indefinite lived intangible assets do not amortize but are instead subject to periodic impairment testing as discussed below.
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
If we determine that an impairment review is necessary, we will evaluate the assets or asset groups by comparing their carrying values to the sum of the undiscounted future cash flows expected to result from their use and eventual disposition. If the carrying values exceed the future cash flows, then the asset or asset group is considered impaired, and we will write down the value of the asset or asset group to its concluded fair value. We determined that no impairments existed for the years ended December 31, 2025, 2024, and 2023.

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
Our leases do not include terms or conditions which would result in variable lease payments other than for small office equipment leases with an additional charge for usage volume. These incremental payments are excluded from our calculation of lease liability and the related right-of-use asset. We do not include option terms in the determination of lease liabilities and the related right-of-use assets unless we determine at lease commencement that the exercise of the option is reasonably certain. Our leases do not contain residual value guarantee provisions or other restrictions or financial covenant provisions.
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
Uncertain Tax Positions
We periodically assess our uncertain tax positions and recognize tax benefits if they are “more-likely-than-not” to be upheld upon review by the appropriate taxing authority. We measure the tax benefit by determining the maximum amount that has a “greater than 50 percent likelihood” of ultimately being realized. We reverse previously accrued liabilities for uncertain tax positions when audits are concluded, statutes expire, administrative practices dictate that a liability is no longer warranted, or in other circumstances, as deemed necessary. These assessments can be complex, and we often obtain assistance from external advisors to make these assessments. We recognize interest and penalties related to uncertain tax positions in interest expense, net in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 8 for further discussion of our liabilities for uncertain tax positions.
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
New Accounting Pronouncements
Recently Adopted
In December 2023 the FASB issued ASU 2023-09, Income Taxes Topic 740 - Improvements to Income Tax Disclosures. This amendment is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and certain information about income taxes paid. This revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2024. We adopted ASU 2023-09 on a prospective basis in fiscal year 2025. See Note 8 for further discussion regarding the rate reconciliation and income taxes paid disclosures.

In November 2024 the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This amendment clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We early adopted ASU 2024-04 as of June 30, 2025 on a prospective basis, as part of the settlement of the Convertible Senior Notes. See Note 10 for further discussion regarding the settlement of the Convertible Senior Notes.
Not Yet Effective
In September 2025 the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs under Subtopic 350-40. The amendments remove references to prescriptive and sequential software development stages and clarify when entities begin capitalizing internal-use software costs. The updated standard is effective for financial statements issued for fiscal years beginning after December 15, 2027. We are currently evaluating the impacts of the new standard.
In July 2025 the FASB issued ASU No. 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The updated standard is effective for financial statements issued for fiscal years beginning after December 15, 2025. We are currently evaluating the impacts of the new standard.
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
2. Sale of PerClot
Overview
On July 28, 2021 we entered into an asset purchase agreement, Transitional Manufacturing and Supply Agreement (“TMSA”), and other ancillary agreements related to the sale of PerClot®, a polysaccharide hemostatic agent used in surgery (“PerClot”), to a subsidiary of Baxter International, Inc. (“Baxter”) and an agreement to terminate all of our material agreements with Starch Medical, Inc. (“SMI”) related to PerClot (collectively the “Baxter Transaction”). Under the terms of the Baxter Transaction, Baxter will pay an aggregate of up to $54.5 million in consideration (we will receive up to $41.0 million and SMI will receive up to $13.5 million), consisting of (i) $25.0 million we received at closing, of which $6.0 million was paid to SMI; (ii) $18.8 million upon our receipt of Premarket Approval (“PMA”) from the US Food and Drug Administration (the “FDA”) for PerClot and our transfer of the PMA to Baxter, of which $4.5 million was paid to SMI; and (iii) up to $10.0 million upon Baxter’s achievement of certain cumulative worldwide net sales of PerClot prior to December 31, 2026 and December 31, 2027, of which up to $3.0 million would be payable to SMI. In addition, at the conclusion of our manufacturing and supply services for Baxter, Baxter will pay $0.8 million upon transfer of our PerClot manufacturing equipment. Under the terms of the Baxter Transaction, we will continue to provide to Baxter certain transition services relating to the sale of SMI PerClot outside of the US. Within the terms of the TMSA, we will manufacture and supply PerClot for Baxter post PMA for a contractual period. The TMSA has been extended for an additional 24-month term and will expire in February 2027.

PerClot PMA
On May 23, 2023 the FDA granted PMA of PerClot for use to control bleeding in certain open and laparoscopic surgical procedures. Pursuant to the terms of the TMSA of the Baxter Transaction, we transferred the ownership of the PMA to Baxter following approval. In May 2023 we received a payment of $18.8 million from Baxter, of which $4.5 million was paid to SMI. As a result, we recorded a pre-tax gain of $14.3 million as the assets were previously derecognized upon closing of the Baxter Transaction in fiscal year 2021, which was included as Gain from sale of non-financial assets within the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.
Following receipt of the PMA, under the terms of the TMSA, we began manufacturing and supplying PerClot for Baxter and recorded $3.5 million and $3.3 million of PerClot revenues in the Consolidated Statements of Operations and Comprehensive Income (Loss) during the year ended December 31, 2025 and 2024, respectively.
We accounted for the TMSA in accordance with the provision of ASU 2016-02, Leases Topic 842 (“ASC 842”) by bifurcating the lease and non-lease components and recognizing each component based on ASC 842 and ASU 2014-09, Revenue from Contracts with Customers Topic 606. The amount of lease revenue was $0.4 million and $0.5 million for the year ended December 31, 2025 and 2024, respectively.
PerClot Sales Milestone
During the second half of 2025, upon Baxter’s achievement of certain cumulative worldwide net sales of PerClot, we recorded a pre-tax gain of $7.0 million included as Gain from sale of non-financial assets within the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2025. The gain is comprised of a cash payment of $5.0 million from Baxter, a receivable of $5.0 million due from Baxter, and a payable of $3.0 million due to SMI. The receivable and payable are reflected in Other receivables and Other current liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2025.
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

The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 5. We used a discount rate of approximately 16% and estimated future achievement of milestone dates between 2025 and 2026 to calculate the fair value of contingent consideration as of December 31, 2025. We remeasure this liability at each reporting date and record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Increases or decreases in the fair value of the contingent consideration liability can result from changes in the passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We perform quarterly assessments of the fair value of the contingent consideration and recorded a net fair value loss of $7.7 million and a net fair value gain of $11.0 million for the year ended December 31, 2025 and 2024, respectively, in General, administrative, and marketing expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). The $7.7 million increase in the fair value of liability for the year ended December 31, 2025 was primarily due to the passage of time and a higher assumed probability of PMA approval. The $11.0 million reduction in the fair value of liability for the year ended December 31, 2024 was primarily due to an increase in the credit risk spread resulting from the change in the inputs related to the newly issued Credit Facilities in the first quarter of 2024, as further discussed in Note 10. The contingent consideration liability reflected in the Consolidated Balances Sheets as of December 31, 2025 was $60.6 million, of which $20.7 million was included in current liabilities. The $20.7 million represents the fair value of the $25.0 million contingent payment associated with FDA approval of the PMA application, which is expected to be achieved in mid-2026. The contingent consideration liability reflected in the Consolidated Balance Sheets as of December 31, 2024 was $52.9 million.

In December 2021 the FDA approved our IDE application for AMDS. Upon the approval, we funded a cash payment of $10.0 million and issued $10.0 million in shares of Artivion common stock pursuant to the Ascyrus Agreement.
In December 2024 the FDA granted a Humanitarian Device Exemption (“HDE”) for use of the AMDS™ Hybrid Prosthesis in acute DeBakey Type I dissections in the presence of malperfusion. The HDE allows for commercial distribution of AMDS in the US prior to anticipated approval of a Premarket Approval (“PMA”) Application which we continue to pursue and anticipate receiving in mid-2026.
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
Variable Interest Entity Assessment
We consolidate the results of a variable interest entity (“VIE”) when it is determined that we are the primary beneficiary. Based on our initial evaluation of Endospan and the related agreements with Endospan, we determined that Endospan is a VIE. Although the arrangement with Endospan resulted in our holding a variable interest, it did not empower us to direct those activities of Endospan that most significantly impact the VIE economic performance. Therefore, we are not the primary beneficiary, and we have not consolidated Endospan into our financial results. We evaluated Endospan for VIE classification as of December 31, 2025, 2024, and 2023 and determined that Endospan meets the criteria of a non-consolidating VIE.
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
Due to the revised terms in the Endospan Option Amendment in July 2024, we performed another fair value measurement utilizing a Monte Carlo simulation model and revalued the Endospan Option. We determined that the fair value of the Endospan Option was $3.1 million. The Endospan Option was valued at $3.1 million as of December 31, 2025 and 2024, which is reflected in Other current assets in our Consolidated Balance Sheet as of December 31, 2025 and Other long-term assets in the Consolidated Balance Sheets as of December 31, 2024.
Endospan Loans
Artivion and Endospan entered into the Endospan Loan, dated September 11, 2019, in which Artivion agreed to provide Endospan a secured loan of up to $15.0 million to be funded in three tranches of $5.0 million each in 2019, 2020, and 2023, respectively.
We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics, and adjust the amount recorded to its current fair market value at each reporting period. We performed an assessment of the fair value of the Endospan Loan and determined that the fair value of the first two tranches decreased and had no value as of December 31, 2021. In 2023 we funded the $5.0 million third tranche payment and determined that the loan continued to have no fair value. Consequently, we recorded an expense of $5.0 million during the year ended December 31, 2023. After entering into an amendment to the Endospan Loan in July 2024 (the “Endospan Loan Amendment”), we determined that the Endospan Loan had a fair value of $0.8 million and $0.3 million as of December 31, 2025 and 2024, respectively.

As a part of the Endospan Loan Amendment, Artivion agreed to fund the Additional Endospan Loan up to $25.0 million. The Additional Endospan Loan is contracted to be funded in three tranches of $7.0 million, $10.0 million, and $8.0 million, subject to Endospan’s achievement of milestones related to its pursuit of regulatory approval for NEXUS ONE that are specified in the Endospan Loan Amendment. The first two tranches totaling $17.0 million were funded during the year ended December 31, 2024. The third tranche of $8.0 million was funded in November 2025. We performed a fair value assessment of the Additional Endospan Loan and determined that the fair value was $19.1 million and $9.2 million as of December 31, 2025 and 2024, respectively, which is reflected in Other current assets in the Consolidated Balance Sheets as of December 31, 2025 and Other long-term assets in the Consolidated Balance Sheets as of December 31, 2024.
Distribution Agreement
The Endospan Distribution Agreement, reflected in Other intangibles, net in the Consolidated Balance Sheets and amortized on a straight-line basis, was $1.8 million as of December 31, 2023 and was fully amortized as of December 31, 2024.
5. Financial Instruments
A summary of financial instruments measured at fair value was as follows (in thousands):

December 31, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,725	$—	$—	$20,725
Certificates of deposit	1,080	—	—	1,080
Endospan Loans	—	—	19,872	19,872
Total assets	$21,805	$—	$19,872	$41,677

Liabilities:
Current portion of contingent consideration	$—	$—	$20,690	$20,690
Non-current contingent consideration	—	—	39,890	39,890
Total liabilities	$—	$—	$60,580	$60,580

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,182	$—	$—	$18,182
Certificates of deposit	5,069	—	—	5,069
Endospan Loans	—	—	9,535	9,535
Total assets	$23,251	$—	$9,535	$32,786

Long-term liabilities:
Contingent consideration	$—	$—	$52,880	$52,880
Total liabilities	$—	$—	$52,880	$52,880
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds. The estimated market value of all cash equivalents is equal to cost basis as there were no gross realized gains or losses on cash equivalents for the years ended December 31, 2025, 2024, and 2023.

The fair value of the contingent consideration component of the Ascyrus acquisition and Endospan Loans were updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Contingent Consideration
Balance as of December 31, 2023	$63,890
Change in valuation	(11,010)
Balance as of December 31, 2024	$52,880
Change in valuation	7,700
Balance as of December 31, 2025	$60,580

Endospan Loans
Balance as of December 31, 2023	$—
Initial value of Additional Endospan Loan	8,912
Change in valuation	623
Balance as of December 31, 2024	$9,535
Additional Endospan Loan - Tranche 3	8,000
Change in valuation	2,337
Balance as of December 31, 2025	$19,872
6. Inventories and Deferred Preservation Costs
Inventories consist of the following (in thousands):

	December 31,
	2025	2024
Raw materials and supplies	$36,355	$35,295
Work-in-process	17,133	13,926
Finished goods	38,939	30,545
Inventories	$92,427	$79,766
Deferred preservation costs consist of the following (in thousands):

	December 31,
	2025	2024
Cardiac tissues	$27,183	$26,489
Vascular tissues	27,348	25,212
Deferred preservation costs	$54,531	$51,701
To facilitate product usage, we maintain consignment inventory of our On-X heart valves at domestic hospital locations and On-X heart valves, aortic stent grafts, and AMDS products at international hospital locations. We retain title and control over this consignment inventory until we receive a notification of implantation, at which time we invoice the hospital and recognize revenue. As of December 31, 2025 we had $14.9 million in consignment inventory, with approximately 33% in domestic locations and 67% in foreign locations. As of December 31, 2024 we had $12.2 million in consignment inventory, with approximately 39% in domestic locations and 61% in foreign locations.

7. Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
The carrying values of our indefinite lived intangible assets were as follows (in thousands):

	December 31,
	2025	2024
Goodwill	$254,091	$240,958
In-process R&D	2,291	2,026
Procurement contracts and agreements	2,013	2,013
We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We evaluate our goodwill and indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. We did not record any impairment of indefinite lived intangible assets, including goodwill, during the years ended December 31, 2025, 2024, and 2023. In-process research and development, procurement contracts and agreements are included in Other intangibles, net in the Consolidated Balance Sheets as of December 31, 2025 and 2024.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.
Changes in the carrying value of our goodwill, all of which was related to our Medical Devices segment, was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance as of January 1,	$240,958	$247,337
Foreign currency translation	13,133	(6,379)
Balance as of December 31,	$254,091	$240,958
Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. The major intangible asset classes consist of the following (in thousands, except weighted average useful life):

December 31, 2025	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$208,235	$84,571	$123,664	18.1
Other intangibles:
Customer lists and relationships	$28,853	$13,057	$15,796	21.5
Patents	4,658	3,523	1,135	17.0
Other	18,552	6,956	11,596	5.0
Other intangibles, net	$52,063	$23,536	$28,527	9.8

December 31, 2024	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$195,912	$67,861	$128,051	18.3
Other intangibles:
Customer lists and relationships	$28,611	$11,617	$16,994	21.6
Distribution and manufacturing rights and know-how	9,033	9,033	—	5.0
Patents	4,428	3,460	968	17.0
Other	11,776	5,445	6,331	5.0
Other intangibles, net	$53,848	$29,555	$24,293	9.4
Amortization Expense
Amortization expense recorded in General, administrative, and marketing expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$13,775	$15,855	$15,198
The estimated future amortization expense of intangible assets with definite lives as of December 31, 2025 for the next five years is as follows (in thousands):

	2026	2027	2028	2029	2030	Total
Amortization expense	$14,416	$14,393	$14,177	$13,942	$13,623	$70,551
8. Income Taxes
Income Tax Expense
Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$5,309	$4,559	$(24,658)
Foreign	9,471	(12,073)	3,072
Income (loss) before income taxes	$14,780	$(7,514)	$(21,586)

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$1,001	$5,857	$5,573
State	156	834	1,004
Foreign	3,818	665	3,851
	$4,975	$7,356	$10,428
Deferred:
Federal	$463	$538	$222
State	(67)	277	157
Foreign	(359)	(2,326)	(1,703)
	37	(1,511)	(1,324)
Income tax expense	$5,012	$5,845	$9,104
Tax Payment Summary
Income taxes paid, net of refunds, consists of the following (in thousands):

Year ended December 31,
2025
Federal	$2,000
State	1,040
Foreign
Germany	(1,972)
Italy	282
Poland	253
Spain	174
France	143
Other	623
Total income taxes paid, net of refunds	$2,543

Effective Tax Rate Reconciliation

Based on prospective adoption of ASU 2023-09, the following table represents a reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory US federal income tax rate to income before income taxes after the adoption of ASU 2023-09 for the year ended December 31, 2025.

($ in thousands)

	Year Ended December 31, 2025
	Amount	Percentage
Income tax expense at statutory rate	$3,104	21.0%
State and local income taxes, net of federal (national) benefit	57	0.4%
Foreign tax effects
Germany
German trade tax	714	4.8%
Effect of changes in tax laws or rates enacted in the current period	(998)	(6.8)%
Other	877	5.9%
Other foreign jurisdictions	876	5.9%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws	(195)	(1.3)%
Tax credits
Research and development credits	(855)	(5.8)%
Changes in valuation allowances	(2,986)	(20.2)%
Nontaxable or nondeductible items
Debt conversion cost	559	3.8%
Nondeductible compensation[1]	1,740	11.8%
Other	230	1.6%
Other
Tax accrual adjustments	1,083	7.3%
Intercompany elimination tax effects	599	4.1%
Other	70	0.5%
Changes in unrecognized tax benefits	137	0.9%
Total income tax expense	$5,012	33.9%

(1) Amount includes $(4.2) million of windfall tax deductions, $5.6 million of compensation limited by Section 162(m), and $0.4 million of shortfalls and other non-deductible compensation

The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Georgia, Pennsylvania, Texas, and Wisconsin.

The following table presents a reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory US federal income tax rate to loss before income taxes in accordance with the requirements prior to ASU 2023-09 for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Income tax benefit at statutory rate	$(1,578)	$(4,533)

Increase (reduction) in income taxes resulting from:
Valuation allowance change	4,091	9,964
Nondeductible executive compensation	1,432	989
State income taxes, net of federal benefit	936	281
Equity compensation	577	872
Provision to return adjustments	536	(937)
Research and development credit	(425)	(800)
Foreign income taxes	(323)	2,969
Nondeductible entertainment expenses	201	262
Foreign derived intangible income deduction	(60)	(501)
Net change in uncertain tax positions	(56)	652
Other	514	(114)
Income tax expense	$5,845	$9,104
Deferred Taxes
The tax effects of temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Finance and operating leases	$10,748	$11,774
Excess interest carryforward	9,911	9,203
Loan revaluation	4,647	5,240
Property	583	2,974
Loss carryforwards	3,943	2,880
Stock compensation	2,539	2,545
Inventory and deferred preservation costs write-downs	—	2,441
Deferred compensation	2,289	2,055
Unrealized gains and losses	4,001	1,119
Debt costs	287	475
Credit carryforwards	636	323
Accrued expenses	2,361	165
Other	1,325	672
Total deferred tax assets	43,270	41,866
Less: Valuation allowance	(36,590)	(32,607)
Total deferred tax assets, net	$6,680	$9,259

Deferred tax liabilities:
Intangible assets	$(20,134)	$(14,746)
Finance and operating leases	(8,809)	(11,972)
Prepaid items	(295)	(455)
Other	(549)	(1,201)
Total deferred tax liabilities	(29,787)	(28,374)

Total deferred tax liabilities, net	$(23,107)	$(19,115)
We regularly assess the realizability of deferred tax assets and establish valuation allowances if it is more likely than not that some or all deferred tax assets will not be realized. The following table reflects changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$32,607	$32,860	$17,942
(Reductions) additions in estimates recorded to deferred income tax expense, net	(2,660)	4,091	9,964
Additions (reductions) related to Other comprehensive income, net	6,536	(4,081)	5,109
Currency translation and other	107	(263)	(155)
Ending balance	$36,590	$32,607	$32,860
As of December 31, 2025 and 2024 we maintained a net deferred tax liability of $23.1 million and $19.1 million, respectively. As of December 31, 2025 and 2024 we maintained valuation allowances against our deferred tax assets of $36.6 million and $32.6 million, respectively, primarily related to net operating loss carryforwards and disallowed excess interest carryforwards.

As of December 31, 2025 we had $4.6 million of federal net operating loss carryforwards related to prior acquisitions for which we have a full valuation allowance against and will fully expire at the end of 2032, $16.8 million of state net operating loss carryforwards, the majority of which will expire in 2026 and are offset by valuation allowance, $9.9 million of foreign net operating loss carryforwards, all of which is offset by a valuation allowance and have an indefinite carryforward period, and $0.6 million in research and development tax credit carryforwards, the majority of which will expire in 2032. We also generated a federal net operating loss of $3.8 million in the current year, which is fully offset by valuation allowance. The federal net operating loss carries forward indefinitely.
As of December 31, 2025 we had a deferred tax asset of $9.9 million of disallowed interest expense deduction carryforwards. This deferred tax asset can be carried forward indefinitely. This rule disallows interest expense to the extent it exceeds 30% of adjusted taxable income. For the years ended December 31, 2025 and 2024 our interest deduction was limited to $22.3 million and $18.5 million, respectively.
Reinvestment of Unremitted Earnings
We intend to reinvest substantially all of the unremitted earnings of our non-US subsidiaries to fund working capital, strategic investments, and debt repayment and postpone their remittance indefinitely. Accordingly, no material provision for US federal or foreign withholding taxes was recorded on these unremitted earnings in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The Company is permanently reinvested with respect to the outside basis differences in its significant non-US subsidiaries.
Uncertain Tax Positions
The following table reflects changes in our uncertain tax position liability, excluding interest and penalties (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$4,460	$4,832	$4,508
Decrease related to prior year tax positions	(269)	(467)	(508)
Increase related to current year tax positions	448	338	2,728
Increase (decrease) for foreign exchange differences	561	(267)	116
Increase related to prior year tax positions	118	199	26
Decrease due to the lapsing of statutes of limitations	(170)	(175)	(158)
Decrease due to settlements of prior year tax positions	—	—	(1,880)
Ending balance	$5,148	$4,460	$4,832
We recorded non-current liabilities of $0.6 million related to interest and penalties on uncertain tax positions in our Consolidated Balance Sheets as of December 31, 2025 and 2024. We included expense of less than $0.1 million for December 31, 2025, 2024, and 2023, for interest and penalties related to unrecognized tax benefits in our Consolidated Statements of Operations and Comprehensive Income (Loss).
As of December 31, 2025 our uncertain tax liability of $5.8 million, including interest and penalties, was recorded as a reduction to deferred tax assets of $0.3 million, and a non-current liability of $5.5 million in our Consolidated Balance Sheets. The amount of uncertain tax liabilities that are expected to affect our tax rate if recognized were $4.9 million, $4.0 million, and $4.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2024 our uncertain tax liability, including interest and penalties of $5.1 million, was recorded as a reduction to deferred tax assets of $0.5 million and a non-current liability of $4.6 million in our Consolidated Balance Sheets.
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
In December 2025 we purchased two office buildings in Austin, Texas that were previously leased by us. These buildings serve as the basis for our On-X manufacturing operation. The related operating lease right-of-use asset and lease liabilities were derecognized, and the acquired properties were recorded as property, plant and equipment. See Note 1 - Property and Equipment, net - for further discussion of the purchase.
Balance sheet information related to leases consists of the following (in thousands, except lease term and discount rate):

	December 31,
Operating leases:	2025	2024
Operating lease right-of-use assets, net	$34,701	$39,726

Current maturities of operating leases	$4,649	$4,489
Non-current maturities of operating leases	34,427	39,988
Total operating lease liabilities	$39,076	$44,477

Finance leases:
Property and equipment, at cost	$7,678	$6,746
Accumulated depreciation	(4,553)	(3,557)
Property and equipment, net	$3,125	$3,189

Current portion of finance lease obligations	$726	$601
Non-current finance lease obligations	2,698	2,833
Total finance lease liabilities	$3,424	$3,434

Weighted average remaining lease term (in years):
Operating leases	9.1	9.6
Finance leases	4.7	5.7

Weighted average discount rate:
Operating leases	5.9%	6.3%
Finance leases	2.4%	2.3%
The components of lease expense included in General, administrative, and marketing expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss) consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation of property and equipment	$752	$627	$542
Interest expense on finance leases	94	89	84
Total finance lease expense	846	716	626
Operating lease expense	7,872	7,822	7,354
Sublease income	(354)	(465)	(278)
Total lease expense	$8,364	$8,073	$7,702

Supplemental cash flow information related to leases consists of the following (in thousands):

	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024	2023
Operating cash flows for operating leases	$7,957	$6,627	$7,263
Financing cash flows for finance leases	699	623	539
Operating cash flows for finance leases	94	89	84
Future maturities of lease liabilities are as follows (in thousands):

	Finance Leases	Operating Leases
2026	$792	$6,798
2027	791	6,271
2028	749	5,405
2029	685	4,980
2030	601	4,896
Thereafter	—	23,056
Total lease payments	$3,618	$51,406
Less: Amount representing interest	(194)	(12,330)
Present value of lease liabilities	3,424	39,076
Less: Current maturities of lease liabilities	(726)	(4,649)
Lease liabilities, less current maturities	$2,698	$34,427
10. Debt
Debt consists of the following (in thousands):

	December 31,
	2025	2024
Term Loan Facility	$190,000	$190,000
Revolving Credit Facility	30,000	30,000
Convertible Senior Notes	—	100,000
1.40% Sparkasse Zollernalb (KFW Loan 2)	—	195
Total principal debt	220,000	320,195
Less: Unamortized debt issuance costs(a)	(4,886)	(5,848)
Total debt	215,114	314,347
Less: Current portion of long-term debt	—	(195)
Long-term debt, net	$215,114	$314,152
(a) Additional unamortized debt issuance costs totaling $1.5 million and $1.7 million related to the Revolving Credit Facility are included in “Other long-term assets” in the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. Additional unamortized debt issuance costs totaling $1.1 million related to the New Delayed Draw Term Loan Facility is included in “Other long-term assets” in the Consolidated Balance Sheet as of December 31, 2025 as a result of the Amendment discussed below.
Maturities
The aggregate principal amount of maturities of debt for the next five years and thereafter are as follows (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Maturities	$—	$—	$—	$—	$—	$220,000	$220,000

Our liquidity needs arise from the funding of our cost of operations and capital expenditures and from debt service on our indebtedness. We believe that cash generated from operations, together with amounts available under our Credit Facilities, as defined below, will be adequate to permit us to meet our obligations over the next twelve months from the date of this report.
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
The remaining $30.0 million of undrawn availability under the Revolving Credit Facility as of December 31, 2025 may be drawn for working capital, capital expenditures, and other general corporate purposes. The Delayed Draw Term Loan Facility remained undrawn and was terminated on July 2, 2025 as we entered into separate, privately negotiated exchange agreements with the Holders of the Convertible Senior Notes as discussed below.
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

Covenants
The Credit Facilities contain certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. The covenants include a financial maintenance covenant that requires the company’s total net leverage ratio, as defined in the agreement, to be not greater than 6.25x for the test periods from the second quarter of fiscal year 2024 through the fourth quarter of fiscal year 2024 and not greater than 5.75x from the first quarter of fiscal year 2025 and thereafter. As of December 31, 2025 we are in compliance with our debt covenants.
Interest
On and after the Second Amendment Effective Date, the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 2.50%, or the Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.50%. In addition, we will be required to pay fees of 0.50% per annum on the daily unused amount of the Revolving Credit Facility and 1.00% per annum on the daily unused amount of the New Delayed Draw Term Loan Facility. The Term Loan Facilities initially bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 3.75%, or SOFR plus a margin of 4.75%. As of December 31, 2025 the stated and effective interest rate for the Term Loan Facility was 8.74% and 9.38%, respectively. As of December 31, 2025 the stated interest rate was 7.49% per annum for the Revolving Credit Facility.
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
Interest expense recognized on the Convertible Senior Notes includes approximately $2.1 million, $5.0 million, and $5.0 million for the aggregate of the contractual coupon interest and the amortization of the debt issuance costs during the years ended December 31, 2025, 2024, and 2023, respectively. Interest on the Convertible Senior Notes began accruing upon issuance and was payable semi-annually. There were no unamortized debt issuance costs related to the Convertible Senior Notes as of December 31, 2025 as a result of the settlement discussed above. The unamortized debt issuance costs were approximately $0.4 million as of December 31, 2024.
As a result of the Exchange Agreements, we recorded $2.7 million of convertible debt inducement expense, which is the fair value of the additional consideration transferred and included in Losses on inducement/extinguishment of debt, in our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2025.

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
In connection with the proceeds received from our new Credit Facilities, we repaid all outstanding amounts under the Old Credit Facilities and recorded a loss on extinguishment of debt of $3.7 million, primarily comprised of the write-off of unamortized debt issuance costs, in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.
Debt Discount and Debt Issuance Costs
In connection with the debt issued under the Credit Facilities, we capitalized $0.5 million in debt issuance costs under the Existing Term Loan Facility, $0.2 million in other long-term assets under the Existing Revolving Credit Facility, and $1.1 million in other long-term assets under the New Delayed Draw Term Loan Facility. Non-cash amortization of debt issuance costs and debt discounts for our Credit Facilities, Convertible Senior Notes, and Old Credit Facilities totaled $1.7 million, $3.9 million, and $1.9 million for the years ended 2025, 2024, and 2023, respectively.
Other Borrowings
Government Supported Bank Debt
In April 2014 JOTEC obtained the first loan Sparkasse Zollernalb, which is government sponsored by the Kreditanstalt für Wiederaufbau Bank (KFW). The first loan carried an interest rate of 2.45% and was fully repaid in the first quarter of 2024. In December 2015 JOTEC obtained the second loan Sparkasse Zollernalb sponsored by KFW. The second loan carried an interest rate of 1.40% and was fully repaid in the third quarter of 2025.
Financed Insurance Premiums
In April 2025 we issued notes payable in the aggregate of $3.1 million to finance our insurance premiums. The notes payable had a term of one year at an interest rate of 6.05% per annum. The notes payable reflected in Other current liabilities in the Consolidated Balance Sheet as of December 31, 2025 was $0.9 million.
11. Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Consolidated Financial Statements as of December 31, 2025 and 2024 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.

Italian Payback Measure
In 2015 the Italian government introduced a law regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a payback measure requiring medical device manufacturers to repay previously paid amounts to the extent that such expenditures ostensibly exceed annual regional maximum ceilings. In 2022, a decree was published that provided guidance and timetables for the payback measure. In July 2024, the Constitutional Court determined that the payback law is compliant with the Italian Constitution. Ultimately, following the conclusion of judicial challenges, in August 2025, the Italian parliament agreed to a 75% reduction in the amounts due for the 2015–2018 period. The Italian government is currently assessing the amounts due for the 2019–2024 period. Accordingly, we recorded a liability of $2.3 million as of December 31, 2025, reflected in accrued expenses in the Consolidated Balance Sheets and as a reduction to revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss). Discussions are ongoing between the Italian government and industry groups related to the applicability of this legislation for years 2019 and beyond, as such, it is possible that the amount of our liability could materially differ from the amount currently recorded.
12. Employee Benefit Plans
401(k) Plan
We have a 401(k) savings plan (“401(k) Plan”) providing retirement benefits to all US employees who have completed at least three months of service. We made matching contributions of each participant’s contribution up to 4.0% of each participant’s salary in 2025, 2024, and 2023. Our contributions approximated $3.2 million, $2.8 million, and $2.6 million for the years ended 2025, 2024, and 2023, respectively. We may make discretionary contributions to the 401(k) Plan; however, no discretionary contributions were made in any of the past three years.
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
Deferred compensation liabilities are reflected in the Consolidated Balance Sheets based on the anticipated distribution dates. Deferred compensation liabilities of less than $0.1 million and $9.5 million are reflected in Other current liabilities and Deferred compensation liability, respectively, as of December 31, 2025 in the Consolidated Balance Sheets. Deferred compensation liabilities of $0.3 million and $8.0 million are reflected in Other current liabilities and Deferred compensation liability, respectively, as of December 31, 2024 in the Consolidated Balance Sheets. The cash surrender value of COLI reflected in Other long-term assets in the Consolidated Balance Sheets was $9.4 million and $7.8 million as of December 31, 2025 and 2024, respectively. Changes in the value of participant accounts and changes in the cash surrender value of COLI are recorded as part of our operating expenses and are subject to our normal allocation of expenses to inventory and deferred preservation costs.
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
Net revenues by geographic location based on the location of the customer were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
North America	221,742	197,940	187,603
EMEA	151,368	131,518	114,814
APAC	44,250	37,202	33,577
LATAM	23,970	21,877	18,010
Total revenues	$441,330	$388,537	$354,004
Also see segment disclosure in Note 16 below.
14. Stock Compensation
Overview
We are currently authorized to grant and have available for grant the following number of shares under our stock plans as of December 31, 2025:

	Authorized Shares	Available for Grant
Plan		2025	2024
1996 Discounted Employee Stock Purchase Plan, as amended	2,900,000	611,000	709,000
2020 Equity and Cash Incentive Plan	10,715,000	4,235,000	2,033,000
Total	13,615,000	4,846,000	2,742,000
During 2020 the Stockholders approved a new 2020 Equity and Cash Incentive Plan (“ECIP”) and funded it with 2.7 million of newly issuable shares. On August 11, 2020 4.1 million shares were registered under the 2020 ECIP, consisting of the newly issuable shares as well as 1.4 million of the shares that remained available for grant under the 2009 ECIP as of that date. On May 16, 2023 the Stockholders approved additional 3.0 million shares to be registered under the 2020 ECIP. On May 13, 2025 the Stockholders approved additional 3.6 million shares to be registered under the 2020 ECIP.
Stock Awards
In 2025 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and Company officers, which, assuming that performance under the PSUs at target levels, together totaled 916,000 shares and had an aggregate grant date market value of $24.1 million. The PSUs granted in 2025 (“2025 Annual PSU”) have a one-year performance period and are based on attaining specified levels of revenue growth and specified levels of EBITDA, as defined in the PSU grant documents, for the 2025 calendar year. If the highest performance threshold was met, the 2025 Annual PSU represented the right to receive up to 200% of the target number of shares of common stock. The 2025 Annual PSU earned approximately 119% of the target number of shares.

In 2024 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee Directors and RSUs and PSUs to certain employees and Company officers, which, assuming that performance under the PSUs at target levels, together totaled 781,000 shares and had an aggregate grant date market value of $16.2 million. The PSUs granted in 2024 (“2024 Annual PSU”) have a one-year performance period and are based on attaining specified levels of revenue growth and specified levels of EBITDA, as defined in the PSU grant documents, for the 2024 calendar year. If the highest performance threshold was met, the 2024 Annual PSU represented the right to receive up to 150% of the target number of shares of common stock. The 2024 Annual PSU earned approximately 104% of the target number of shares and was subsequently modified during February 2025 to earn approximately 130% of the target number of shares. The February 2025 modification resulted in incremental stock compensation expense of approximately $3.7 million, with a portion recognized during the year ended December 31, 2025 and the remaining amount recognized over the remaining vesting period.
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
A summary of the RSA activity for the year ended December 31, 2025 is presented below:

RSAs	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	50,000	$23.85
Granted	51,000	28.46
Vested	(50,000)	23.85
Forfeited	—	—
Unvested at December 31, 2025	51,000	$28.46
The weighted average per share grant date fair value of RSAs granted during 2024 and 2023 were $23.85 and $15.45, respectively. The total fair value of RSAs that vested during 2025, 2024, and 2023 was $1.2 million, $3.3 million, and $1.8 million, respectively.
A summary of the RSU activity for the year ended December 31, 2025 is presented below:

RSUs	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,171,000	$16.72
Granted	623,000	26.47
Vested	(715,000)	15.26
Forfeited	(36,000)	20.89
Unvested at December 31, 2025	1,043,000	$23.40
The weighted average per share grant date fair value of RSUs granted during 2024 and 2023 were $20.55 and $14.59, respectively. The total fair value of RSUs that vested during 2025, 2024, and 2023 was $10.9 million, $3.7 million, and $1.7 million, respectively.

A summary of the PSU activity for the year ended December 31, 2025 is presented below:

PSUs	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	319,000	$18.48
Granted	332,000	26.93
Vested	(172,000)	22.38
Forfeited	—	—
Unvested at December 31, 2025	479,000	$25.78
The weighted average per share grant date fair value of PSUs granted during 2024 and 2023 was $19.79 and $14.43, respectively. The total fair value of PSUs that vested during 2025, 2024, and 2023 was $3.8 million, $5.6 million, and $2.8 million, respectively.
Stock Options
The Committee did not authorize any grants of stock options during 2025 and 2024. The Committee authorized grants of stock options from approved stock incentive plans to certain Company officers and employees totaling 110,000 shares in 2023, with exercise prices equal to the stock prices on the respective grant dates.
A summary of stock option activity for the year ended December 31, 2025 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,627,000	$18.19
Granted	—	—
Exercised	(513,000)	21.28
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2025	1,114,000	$16.76	3.3	$32,131,000
Vested and expected to vest	1,114,000	$16.76	3.3	$32,131,000
Exercisable at December 31, 2025	1,077,000	$16.73	3.2	$31,103,000
The weighted average per share grant date fair value of stock options granted during 2023 was $7.87. The total intrinsic value of options exercised during 2025, 2024, and 2023 was $8.4 million, $0.3 million, and $0.7 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.
Employees purchased common stock totaling 97,000, 118,000, and 141,000 shares in 2025, 2024, and 2023, respectively, through our ESPP.

Stock Compensation Expense
The following weighted-average assumptions were used to determine the fair value of options:

	Year Ended December 31,
	2025		2024		2023
	Stock Options	ESPP Options	Stock Options	ESPP Options	Stock Options	ESPP Options
Expected life of options	N/A	0.5 Years	N/A	0.5 Years	5.0 Years	0.5 Years
Expected stock price volatility	N/A	31%	N/A	43%	45%	57%
Risk-free interest rate	N/A	4.26%	N/A	5.30%	4.11%	5.03%
The following table summarizes stock compensation expense and the associated income tax benefits recognized (in thousands):

	Year Ended December 31,
	2025	2024	2023
RSA, RSU, and PSU expense	$22,699	$12,543	$11,875
Stock option and ESPP option expense	1,686	2,425	3,271
Total stock compensation expense	$24,385	$14,968	$15,146
For the years ended December 31, 2025, 2024, and 2023, we recognized tax benefits on total stock compensation expense, which are reflected in Income tax expense in the Consolidated Statements of Operations and Comprehensive Income (Loss), of $0.6 million, $2.4 million, and $3.2 million, respectively. We recorded the majority of our stock compensation expenses directly in general, administrative, and marketing expenses.
Included in the total stock compensation expense, as applicable in each period, were expenses related to RSAs, RSUs, PSUs, and stock options issued in each respective year, as well as those issued in prior periods that continue to vest during the period, and compensation related to our ESPP.
As of December 31, 2025 we had total unrecognized compensation expense of $17.9 million related to RSAs, RSUs, PSUs, and $0.3 million related to unvested stock options. As of December 31, 2025 this expense is expected to be recognized over a weighted-average period of 1.82 years for RSUs, 1.40 years for PSUs, 0.97 years for stock options, and 0.42 years for RSAs.

15. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Year Ended December 31,
Basic income (loss) per common share	2025	2024	2023
Net income (loss)	$9,768	$(13,359)	$(30,690)
Net (income) loss allocated to participating securities	(11)	24	123
Net income (loss) allocated to common stockholders	$9,757	$(13,335)	$(30,567)

Basic weighted-average common shares outstanding	45,335	41,676	40,743
Basic income (loss) per common share	$0.22	$(0.32)	$(0.75)

Diluted income (loss) per common share	2025	2024	2023
Net income (loss)	$9,768	$(13,359)	$(30,690)
Net (income) loss allocated to participating securities	(11)	24	123
Net income (loss) allocated to common stockholders	$9,757	$(13,335)	$(30,567)

Basic weighted-average common shares outstanding	45,335	41,676	40,743
Effect of dilutive options and awards	1,827	—	—
Diluted weighted-average common shares outstanding	47,162	41,676	40,743
Diluted income (loss) per common share	$0.21	$(0.32)	$(0.75)

We excluded stock options from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the year ended December 31, 2025 only dilutive stock options and awards were included in the calculation of diluted weighted-average common shares outstanding. Antidilutive potential common shares were immaterial and excluded from the calculation of diluted weighted-average common shares outstanding. For the years ended December 31, 2024 and 2023 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive to the net loss.
16. Segment and Geographic Information
We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of aortic stent grafts, On-X, surgical sealants, and other product revenues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita® Open NEO, E-vita Open Plus, Arcevo LSA, AMDSTM, NEXUS ONETM, NEXUS DUOTM, NEXUS TRETM, E-vita Thoracic 3G. Abdominal stent grafts include our E-xtra Design Engineering, E-nsideTM, ArtivexTM, E-tegraTM, E-ventusTM BX, TuvaTM BX, and E-liacTM products. Surgical sealants include BioGlue® Surgical Adhesive products. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.
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

The following table summarizes revenues, cost of products and preservation services, and gross margins for our reportable segments (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues:
Medical devices	$345,825	$290,230	$261,185
Preservation services	95,505	98,307	92,819
Total revenues	441,330	388,537	354,004

Cost of products and preservation services:
Medical devices	112,781	99,385	84,595
Preservation services	44,322	40,371	40,233
Total cost of products and preservation services	157,103	139,756	124,828

Gross margin:
Medical devices	233,044	190,845	176,590
Preservation services	51,183	57,936	52,586
Total gross margin	$284,227	$248,781	$229,176
Net revenues by product were as follows (in thousands): `

	Year Ended December 31,
	2025	2024	2023
Products:
Aortic stent grafts	$159,371	$123,081	$107,469
On-X	101,740	83,982	74,528
Surgical sealants	76,602	73,898	68,016
Other	8,112	9,269	11,172
Total products	345,825	290,230	261,185

Preservation services:	95,505	98,307	92,819
Total revenues	$441,330	$388,537	$354,004
Net revenues by geographic location attributed to countries based on the location of the customer were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
US	$214,075	$189,994	$179,485
International	227,255	198,543	174,519
Total revenues	$441,330	$388,537	$354,004
Revenues attributed to customers in Germany accounted for 9%, 9%, and 8% of total revenues for the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025 and 2024, $43.5 million and $18.4 million of our long-lived assets were held in the US, respectively, where the corporate headquarters and a portion of our manufacturing facilities are located. Our long-lived international assets were $21.5 million and $18.0 million as of December 31, 2025 and 2024, respectively, of which 96% were located in Hechingen, Germany. As of December 31, 2025 and 2024, $254.1 million and $241.0 million, respectively, of our goodwill was allocated entirely to our Medical Devices segment.

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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of December 31, 2025, the CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to “Management’s Annual Report on Internal Controls over Financial Reporting” on page 54 of this report.
The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to “Report of Independent Registered Public Accounting Firm” on page 55 of this report.
During the quarter ended December 31, 2025 there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Arrangements
On December 10, 2025 Amy D. Horton, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement, pursuant to which she may sell up to 10,660 shares of the Company’s common stock. The duration of the trading arrangement is from March 11, 2026 to February 19, 2027. This trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated the contracts, instructions, or written plans for the purchase or sale of the Company’s securities during the three months ended December 31, 2025.

Marshall S. Stanton Retirement and Role as Advisor
As previously disclosed pursuant to the Form 8-K filed by the Company on August 11, 2025, Marshall S. Stanton, M.D., the Company’s Senior Vice President, Clinical Research and Chief Medical Officer, notified the Company of his decision to retire, effective March 31, 2026, from the position of Senior Vice President, Clinical Research and Chief Medical Officer.
To assist the Company in the transition following Dr. Stanton’s retirement, the Company and Dr. Stanton entered into a letter agreement on February 16, 2026, pursuant to which Dr. Stanton will remain employed on a part-time basis as a senior advisor to the Company’s Chief Executive Officer for a one-year period beginning on April 1, 2026. The Company will pay Dr. Stanton $1,300 per month for such services and he will otherwise be eligible to participate in any of the Company’s benefit programs available to part-time employees.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The response to Item 10 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2025, with the exception of information concerning executive officers listed below.
The following table lists the executive officers of Artivion as of December 31, 2025 and their ages, positions with Artivion, and the dates from which they have continually served as executive officers with Artivion. Each of the executive officers of Artivion was elected by the Board of Directors to serve until the Board of Directors’ meeting immediately following the next annual meeting of stockholders or until his or her earlier removal by the Board of Directors or his or her resignation.

Name	Service as Executive	Age	Position
J. Patrick Mackin	Since 2014	59	Chairman, President, and Chief Executive Officer
Jason Asper	Since 2025	51	Senior Vice President and Chief Strategy and Digital Officer
Lance A. Berry, CPA	Since 2023	53	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
John E. Davis	Since 2015	61	Chief Commercial Officer
Matthew A. Getz	Since 2019	57	Vice President, Human Resources
Andrew M. Green	Since 2021	57	Senior Vice President, Regulatory and Quality
Jean F. Holloway, Esq.	Since 2015	68	Senior Vice President, General Counsel, Chief Compliance Officer, and Corporate Secretary
Amy D. Horton, CPA	Since 2006	55	Vice President, Chief Accounting Officer
Rochelle L. Maney	Since 2021	49	Vice President, Quality Systems and Tissue Quality
Marshall S. Stanton, M.D.	Since 2021	69	Senior Vice President, Clinical Research and Chief Medical Officer
Robert C. Thomson	Since 2023	56	Vice President, Research and Development
Florian Tyrs	Since 2023	44	Vice President, Global Operations
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
Jason Asper commenced service as Senior Vice President and Chief Strategy and Digital Officer of Artivion in May 2025. He has over 25 years of consulting and corporate leadership and experience in Medical Devices and Healthcare. Prior to joining Artivion, he was a Senior Partner at Bain & Co in the Healthcare Practice, serving Medical Device/Healthcare clients to achieve profitable growth across strategy, M&A, performance improvement, and digital technology initiatives. Prior to joining Bain, Jason has held several industry leadership positions in strategy, M&A/corp dev, and software/technology organizations; most recently, he served as SVP, Strategy and Chief Digital Officer at Wright Medical (now part of Stryker). Over the past 10 years, Jason has served the community on multiple non-profit healthcare boards. Jason currently serves on the Board of Trustees for Endeavor Health’s Northwest Community Hospital, where he leads the President’s Circle committee. Jason earned an MBA from the University Chicago Booth School of Business and a BA from Indiana University.

Lance A. Berry, CPA was appointed to the position of Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer in August 2025. Before that, Mr. Berry served as the Chief Financial Officer and Executive Vice President, Finance of Artivion beginning December 4, 2023. Prior to joining Artivion, Mr. Berry served as the Executive Vice President, Chief Financial and Operations Officer of Wright Medical Group N.V., from January 2019 until November 2020, when Wright was acquired by Stryker NV. Before becoming Executive Vice President, Chief Financial and Operations Officer, Mr. Berry served in the following roles at Wright Medical: Senior Vice President, Chief Financial Officer (2009-2018) and Vice President, Corporate Controller (2002-2009). Mr. Berry was employed as a Certified Public Accountant with Arthur Anderson from 1995 to 2002. Mr. Berry currently serves on the Board of Treace Medical Concepts (NASDAQ: TCMI). Mr. Berry received both his Masters and Bachelor’s in Accounting from the University of Mississippi.
John E. Davis assumed the position of Senior Vice President, Global Sales and Marketing in September 2015 and was appointed to the position of Chief Commercial Officer in February 2024. He has over 25 years of experience in Sales and Marketing and Executive Leadership. Prior to joining Artivion, he served as Executive Vice President, Global Sales and Marketing at CorMatrix, a privately held medical device company creating innovative biomaterial devices to repair damaged heart tissue from March 2012 to September 2015. Prior to CorMatrix, he served four years as a Vice President of Sales in the Cardiac Rhythm Management business at St. Jude Medical, now part of Abbott Laboratories. Before St. Jude Medical, he served 14 years with Medtronic in the Cardiac Rhythm Disease Management division including 7 years as Vice President Southeast. In his early career he held sales and leadership roles with Roche Diagnostics and Ciba-Geigy Corporation. Mr. Davis received a Bachelor’s degree from Western Carolina University.
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
Andrew M. Green assumed the position of Vice President, Regulatory Affairs in March 2021 and was appointed to the position of Senior Vice President, Regulatory and Quality in August 2025. Mr. Green has more than 30 years of regulatory, clinical, quality, and business experience in the medical device and biologics industry. More specifically, he spent 3 years at the FDA as a scientific reviewer in the cardiovascular devices branch, almost 10 years at Novoste Corporation as the Vice President of Regulatory, Clinical, and Quality, and five years providing regulatory, clinical, and quality consulting services to medical device companies. Mr. Green also has broad business experience, having served as the President and COO of CorMatrix Cardiovascular for several years before ultimately serving as its CEO. After the acquisition of the CorMatrix assets by Aziyo Biologics, Mr. Green continued with Aziyo in several roles, including as the Executive Vice President of Regulatory and Medical Affairs. He started his career serving as a combat medic in the US Army and Army Reserves. Mr. Green has a Bachelor in Biological Sciences and a Master’s in Bioengineering, both from Clemson University.
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
Amy D. Horton, CPA was appointed to the position of Vice President and Chief Accounting Officer in January 2016 and had previously served as Chief Accounting Officer of Artivion since 2006. Ms. Horton has been with the Company since January 1998, serving as Controller from April 2000 to August 2006, and as Assistant Controller prior to that. From 1993 to 1998, Ms. Horton was employed as a Certified Public Accountant with Ernst & Young, LLP. She received her Bachelor’s and Master’s degrees in Accounting from Brigham Young University in Provo, Utah.

Rochelle L. Maney assumed the position of Vice President, Global Quality in March 2021 and was appointed to the position of Vice President, Quality Systems and Tissue Quality in August 2025. She has over 25 years of experience in the medical device and tissue industries and has been with the Company since 2000 serving in multiple leadership roles, most recently as Vice President, Quality for the Georgia, Texas, and Germany manufacturing facilities. She is the lead executive for Quality in strategy, diligence, and acquisitions and is responsible for all quality system functions at the Company’s three manufacturing facilities in Georgia, Texas, and Hechingen, Germany. Ms. Maney is a member of the American Society of Quality and serves on the Quality Council and Tissue Policy Group for the American Association of Tissue Banks. She received her Bachelor of Science in Biology degree from Berry College.
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
Item 11. Executive Compensation.
The response to Item 11 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.
The response to Item 12 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The response to Item 13 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2025.

Item 14. Principal Accounting Fees and Services.
The response to Item 14 is incorporated herein by reference to the information to be set forth in the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2025.

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

ARTIVION, INC.

	By	/s/ J. PATRICK MACKIN
February 18, 2026		J. Patrick Mackin President, Chief Executive Officer, and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. PATRICK MACKIN	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	February 18, 2026
J. Patrick Mackin

/s/ LANCE A. BERRY	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2026
Lance A. Berry

/s/ AMY D. HORTON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026
Amy D. Horton

/s/ THOMAS F. ACKERMAN	Director	February 18, 2026
Thomas F. Ackerman

/s/ DANIEL J. BEVEVINO	Director	February 18, 2026
Daniel J. Bevevino

/s/ MARNA P. BORGSTROM	Director	February 18, 2026
Marna P. Borgstrom

/s/ JAMES W. BULLOCK	Director	February 18, 2026
James W. Bullock

/s/ JEFFREY H. BURBANK	Director	February 18, 2026
Jeffrey H. Burbank

/s/ ELIZABETH A. HOFF	Director	February 18, 2026
Elizabeth A. Hoff

/s/ JON W. SALVESON	Director	February 18, 2026
Jon W. Salveson

/s/ ANTHONY B. SEMEDO	Director	February 18, 2026
Anthony B. Semedo

Exhibit Number	Description
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
4.2
Description of Artivion, Inc.’s Securities under Section 12 of the Exchange Act. (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.)

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

10.3(k)	Amended and Restated Artivion, Inc. 2020 Equity and Cash Incentive Plan (Incorporated herein by reference to Appendix B to the Registrant’s 2025 Proxy Statement filed on April 1, 2025.)
10.4	Artivion, Inc. Amended and Restated Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 20, 2022.)
10.5†	Artivion, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.)
10.6†	Summary of Compensation Arrangements with Non-Employee Directors. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed February 23, 2024.)
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

10.20(d)+
Fourth Amendment to Exclusive Distribution Agreement, by and between JOTEC GmbH, as distributor, and Endospan Ltd., as manufacturer, dated July 22, 2024. (Incorporated herein by reference to Exhibit 10.20(d) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.)

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

10.29
Amended and Restated Loan Agreement, dated July 1, 2024, by and between Artivion, Inc., as lender, and Endospan Ltd., as borrower. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2024.)

10.30
Real Estate Purchase and Sale Contract, dated as of September 26, 2025, by and among Artivion, Inc., as the purchaser and 1300 East Anderson Lane, Ltd., as the seller (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 29, 2025.)

10.31
Real Estate Purchase and Sale Contract, dated as of September 26, 2025, by and among Artivion, Inc., as the purchaser and Sentinel Austin I, LLC, as the seller (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 29, 2025.)

10.32†*	Letter Agreement, dated February 16, 2026, by and between Artivion, Inc. and Marshall S. Stanton, M.D.
19.1	Artivion, Inc. Insider Trading Policy. (Incorporated herein by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.)
21.1*	Subsidiaries of Artivion, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Lance A. Berry pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32**	Certification pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
97.1	Artivion, Inc., Updated Clawback Policy, as amended August 2023. (Incorporated herein by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed February 23, 2024.)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101

__________________________

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.
∞	Indicates that the 2018 form was used in 2019, and 2020, except otherwise indicated.
+	The Registrant has redacted exhibit provisions or terms that are both not material and would likely cause competitive harm to the Registrant if publicly disclosed.
++	The Registrant has been granted confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.