Form 10-Q
period 2026-03-31
ARTIVION, INC.
filed 2026-05-08
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2026
Common Stock, $0.01 par value	48,543,350

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Products	$91,442	$78,798
Preservation services	24,895	20,180
Total revenues	116,337	98,978

Cost of products and preservation services:
Products	29,697	25,263
Preservation services	11,192	10,138
Total cost of products and preservation services	40,889	35,401

Gross margin	75,448	63,577

Operating expenses:
General, administrative, and marketing	60,820	54,704
Research and development	8,841	6,728
Total operating expenses	69,661	61,432

Operating income	5,787	2,145

Interest expense	5,367	7,663
Interest income	(205)	(144)
Other expense (income), net	286	(3,079)

Income (loss) before income taxes	339	(2,295)
Income tax benefit	(1,078)	(1,790)

Net income (loss)	$1,417	$(505)

Income (loss) per share
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

Weighted-average common shares outstanding:
Basic	48,074	42,232
Diluted	49,731	42,232

Net income (loss)	$1,417	$(505)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(8,846)	6,331
Comprehensive (loss) income	$(7,429)	$5,826
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,764	$64,908
Trade receivables, net	91,871	89,758
Other receivables	13,749	13,921
Inventories	97,995	92,427
Deferred preservation costs	53,412	54,531
Prepaid expenses and other	44,725	42,537
Total current assets	357,516	358,082

Goodwill	251,660	254,091
Acquired technology, net	120,001	123,664
Operating lease right-of-use assets, net	34,555	34,701
Property and equipment, net	67,744	64,988
Other intangibles, net	34,886	32,831
Deferred tax assets, net	1,139	1,201
Other long-term assets	15,656	15,238
Total assets	$883,157	$884,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,337	$16,042
Accrued compensation	13,852	22,484
Accrued expenses	17,427	16,447
Accrued interest	4,482	4,815
Taxes payable	7,130	7,489
Accrued procurement fees	1,785	3,436
Current portion of contingent consideration	21,490	20,690
Current maturities of operating leases	4,667	4,649
Current portion of finance lease obligations	862	726
Other current liabilities	2,668	4,778
Total current liabilities	92,700	101,556

Long-term debt, net	215,352	215,114
Non-current contingent consideration	40,830	39,890
Non-current maturities of operating leases	34,231	34,427
Deferred tax liabilities, net	27,637	24,308
Deferred compensation liability	9,738	9,464
Non-current finance lease obligations	3,045	2,698
Other long-term liabilities	9,157	9,107
Total liabilities	$432,690	$436,564

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.01 par value per share, 5,000 shares authorized, no shares issued	—	—
Common stock $0.01 par value per share, 75,000 shares authorized, 49,983 and 49,330 shares issued as of March 31, 2026 and December 31, 2025, respectively	500	493
Additional paid-in capital	526,261	516,604
Retained deficit	(50,081)	(51,498)
Accumulated other comprehensive loss	(11,565)	(2,719)
Treasury stock, at cost, 1,487 shares as of March 31, 2026 and December 31, 2025	(14,648)	(14,648)
Total stockholders’ equity	450,467	448,232

Total liabilities and stockholders’ equity	$883,157	$884,796
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net cash flows from operating activities:
Net income (loss)	$1,417	$(505)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	6,340	5,446
Non-cash compensation	8,414	8,045
Non-cash lease expense	1,297	1,226
Write-down of inventories and deferred preservation costs	1,062	1,312
Deferred income taxes	(524)	—
Change in fair value of contingent consideration	1,740	(2,830)
Other	537	(2,891)
Changes in operating assets and liabilities:
Receivables	(2,760)	(7,922)
Inventories and deferred preservation costs	(6,379)	(2,453)
Prepaid expenses and other assets	(1,286)	(327)
Accounts payable, accrued expenses, and other liabilities	(8,704)	(16,054)
Net cash flows provided by (used in) operating activities	1,154	(16,953)

Net cash flows from investing activities:
Capital expenditures	(8,003)	(3,638)
Payments related to sale of non-financial assets	(1,500)	—
Payments for Endospan agreements	(1,000)	—
Net cash flows used in investing activities	(10,503)	(3,638)

Net cash flows from financing activities:
Repayment of debt	—	(66)
Proceeds from exercise of stock options and issuance of common stock	1,250	4,181
Principal payments on short-term notes payable	(577)	—
Other	(210)	(178)
Net cash flows provided by financing activities	463	3,937

Effect of exchange rate changes on cash and cash equivalents	(258)	884
Decrease in cash and cash equivalents	(9,144)	(15,770)

Cash and cash equivalents beginning of period	64,908	53,463
Cash and cash equivalents end of period	$55,764	$37,693
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	49,330	$493	$516,604	$(51,498)	$(2,719)	(1,487)	$(14,648)	$448,232
Net income	—	—	—	1,417	—	—	—	1,417
Other comprehensive loss, net of tax	—	—	—	—	(8,846)	—	—	(8,846)
Equity compensation	603	6	8,408	—	—	—	—	8,414
Exercise of options	9	—	178	—	—	—	—	178
Employee stock purchase plan	41	1	1,071	—	—	—	—	1,072
Balance at March 31, 2026	49,983	$500	$526,261	$(50,081)	$(11,565)	(1,487)	$(14,648)	$450,467

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	43,432	$434	$376,607	$(61,266)	$(24,927)	(1,487)	$(14,648)	$276,200
Net loss	—	—	—	(505)	—	—	—	(505)
Other comprehensive income, net of tax	—	—	—	—	6,331	—	—	6,331
Equity compensation	543	6	8,039	—	—	—	—	8,045
Exercise of options	171	2	3,218	—	—	—	—	3,220
Employee stock purchase plan	44	—	961	—	—	—	—	961
Balance at March 31, 2025	44,190	$442	$388,825	$(61,771)	$(18,596)	(1,487)	$(14,648)	$294,252

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Consolidated Balance Sheet as of December 31, 2025 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three months ended, March 31, 2026 and 2025 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by US GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 18, 2026.
Foreign Currency Translation and Transactions
Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average exchange rates throughout the year. Foreign currency exchange rate realized and unrealized gains and losses resulting from transactions are included in Other expense (income), net in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and resulted in a net loss of $0.8 million and a net gain of $2.9 million for the three months ended March 31, 2026 and 2025, respectively. Currency translation adjustments resulting from intra-entity loans that are of a long-term investment nature, net of tax, are included in Accumulated other comprehensive loss and resulted in a net loss of $7.4 million and a net gain of $3.8 million for the three months ended March 31, 2026 and 2025, respectively.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2025. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with US GAAP, which require us to make estimates and assumptions. We did not experience any significant changes during the three months ended March 31, 2026 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2025.

New Accounting Pronouncements
Recently Adopted
In July 2025 the FASB issued ASU No. 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The updated standard is effective for financial statements issued for fiscal years beginning after December 15, 2025. We adopted ASU 2025-05 on a prospective basis effective January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on our financial condition or results of operations.
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
PerClot PMA
Upon receipt of the PMA in May 2023, under the terms of the TMSA, we began manufacturing and supplying PerClot for Baxter and recorded $0.6 million and $0.8 million of PerClot revenues on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income during the three months ended March 31, 2026 and 2025, respectively.

PerClot Sales Milestone
During the second half of 2025, upon Baxter’s achievement of certain cumulative worldwide net sales of PerClot, we recorded a pre-tax gain of $7.0 million included as Gain from sale of non-financial assets within the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2025. The gain is comprised of a cash payment of $5.0 million from Baxter, a receivable of $5.0 million due from Baxter, and a payable of $3.0 million due to SMI. The receivable and payable are reflected in Other receivables and Other current liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2025. Pursuant to the terms of the Baxter Transaction, we made a payment of $1.5 million to SMI in January 2026 in connection with Baxter’s achievement of the PerClot sales milestone. As of March 31, 2026, $1.5 million remained payable to SMI and $5.0 million was receivable from Baxter, which were reflected in Other current liabilities and Other receivables, respectively, in the Condensed Consolidated Balance Sheets.
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
Additionally, we entered into a loan agreement to provide Endospan a secured loan of up to $15.0 million (“Endospan Loan”) and a securities purchase option agreement (“Endospan Option”) with Endospan for $1.0 million paid in September 2019. The Endospan Option Agreement, prior to amendment described below, provides Artivion the option to purchase all the outstanding securities of Endospan from Endospan’s securityholders at the time of acquisition, or the option to acquire all of Endospan’s assets, in each case, for a price between $350.0 and $450.0 million before, or within a certain period of time after FDA approval of NEXUS, with such option expiring if not exercised within 90 days after receiving notice that Endospan has received approval from the FDA for NEXUS.
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
Endospan Option
In July 2024, in conjunction with the Endospan Option Amendment, we performed a fair value measurement utilizing a Monte Carlo simulation model and determined that the value of the Endospan Option was $3.1 million. The Endospan Option was valued at $3.1 million as of March 31, 2026 and December 31, 2025, which is reflected in Other current assets in the Condensed Consolidated Balance Sheets.

In April 2026 the FDA approved the PMA for the NEXUS® Aortic Arch System. On May 7, 2026, following such approval, we elected to exercise the option to acquire Endospan pursuant to the Endospan Option Amendment. We will fund the upfront purchase price of $135.0 million using proceeds from the New Delayed Draw Term Loan Facility, as described in Note 8 – “Debt” in Part I, Item 1 of this Form 10-Q.
Endospan Loans
Artivion and Endospan also entered into a loan agreement (the “Endospan Loan”), dated September 11, 2019, in which Artivion agreed to provide Endospan a secured loan of up to $15.0 million to be funded in three tranches of $5.0 million each in 2019, 2020, and 2023, respectively.
We elected the fair value option for recording the Endospan Loan. We assess the fair value of the Endospan Loan based on quantitative and qualitative characteristics, and adjust the amount recorded to its current fair market value at each reporting period. We performed assessments of the fair value of the Endospan Loan in previous periods and determined that the Endospan Loan had no fair value. After entering into the Endospan Loan Amendment in July 2024, we determined that the Endospan Loan had a fair value of $0.8 million as of March 31, 2026 and December 31, 2025.
As a part of the Endospan Loan Amendment, Artivion agreed to fund the Additional Endospan Loan up to $25.0 million. The Additional Endospan Loan is contracted to be funded in three tranches of $7.0 million, $10.0 million, and $8.0 million, subject to Endospan’s achievement of milestones related to its pursuit of regulatory approval for NEXUS ONE that are specified in the Endospan Loan Amendment. The first two tranches totaling $17.0 million were funded during the year ended December 31, 2024. The third tranche of $8.0 million was funded in November 2025. We performed a fair value assessment of the Additional Endospan Loan and determined that the fair value was $19.6 million and $19.1 million as of March 31, 2026 and December 31, 2025, respectively, which is reflected in Other current assets in the Condensed Consolidated Balance Sheets.
4.    Financial Instruments
A summary of financial instruments measured at fair value was as follows (in thousands):

March 31, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$24,304	$—	$—	$24,304
Certificates of deposit	1,094	—	—	1,094
Endospan Loans	—	—	20,402	20,402
Total assets	$25,398	$—	$20,402	$45,800

Liabilities
Current portion of contingent consideration	$—	$—	$21,490	$21,490
Non-current contingent consideration	—	—	40,830	40,830
Total liabilities	$—	$—	$62,320	$62,320

December 31, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$20,725	$—	$—	$20,725
Certificates of deposit	1,080	—	—	1,080
Endospan Loans	—	—	19,872	19,872
Total assets	$21,805	$—	$19,872	$41,677

Liabilities
Current portion of contingent consideration	$—	$—	$20,690	$20,690
Non-current contingent consideration	—	—	39,890	39,890
Total liabilities	$—	$—	$60,580	$60,580
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds and certificates of deposit. The estimated market value of all cash equivalents is equal to the cost basis as there were no gross realized gains or losses on cash equivalents for the three months ended March 31, 2026 and 2025.
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
The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 17% and estimated future achievement of milestone dates to calculate the fair value of contingent consideration as of March 31, 2026. We remeasure this liability at each reporting date and record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We perform quarterly assessments of the fair value of the contingent consideration and recorded a net fair value loss of $1.7 million and a net fair value gain of $2.8 million for the three months ended March 31, 2026 and 2025, respectively, in General, administrative, and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The $1.7 million increase in the fair value of liability for the three months ended March 31, 2026 was primarily due to the passage of time. The contingent consideration liability reflected in the Condensed Consolidated Balance Sheets as of March 31, 2026 was $62.3 million, of which $21.5 million was included in current liabilities. The $21.5 million represents the fair value of the $25.0 million contingent payment associated with FDA approval of the PMA application, which is expected to be achieved in mid-2026. The contingent consideration liability reflected in the Consolidated Balance Sheets as of December 31, 2025 was $60.6 million.

The fair value of the contingent consideration component of the Ascyrus acquisition and Endospan Loans were updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

Contingent Consideration
Balance as of December 31, 2025	$60,580
Change in valuation	1,740
Balance as of March 31, 2026	$62,320

Endospan Loans
Balance as of December 31, 2025	$19,872
Change in valuation	530
Balance as of March 31, 2026	$20,402
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Although we believe that the recorded fair values of our financial instruments are appropriate, these fair values may not be reflective of future fair values.
5.    Inventories and Deferred Preservation Costs
Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials and supplies	$37,897	$36,355
Work-in-process	20,399	17,133
Finished goods	39,699	38,939
Inventories	$97,995	$92,427
To facilitate product usage, we maintain consignment inventory of On-X heart valves at domestic hospital locations and On-X heart valves, aortic stent grafts, and AMDS products at international hospital locations. We retain title and control over this consignment inventory until we receive a notification of implantation, at which time we invoice the hospital and recognize revenue. As of March 31, 2026 we had $15.6 million in consignment inventory, with approximately 36% in domestic locations and 64% in international locations. As of December 31, 2025 we had $14.9 million in consignment inventory, with approximately 33% in domestic locations and 67% in foreign locations.
Total deferred preservation costs were $53.4 million and $54.5 million as of March 31, 2026 and December 31, 2025, respectively.
6.    Goodwill and Other Intangible Assets
Indefinite Lived Intangible Assets
The carrying values of our indefinite lived intangible assets were as follows (in thousands):

	March 31, 2026	December 31, 2025
Goodwill	$251,660	$254,091
In-process R&D	2,242	2,291
Procurement contracts and agreements	2,013	2,013

We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We evaluate our goodwill and indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. We did not record any impairment of indefinite lived intangible assets, including goodwill, during the three months ended March 31, 2026. In-process research and development, procurement contracts and agreements are included in Other intangibles, net in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.
Changes in the carrying value of our goodwill, all of which was related to our Medical Devices segment, were as follows (in thousands):

March 31, 2026
Balance as of December 31, 2025	$254,091
Foreign currency translation	(2,431)
Balance as of March 31, 2026	$251,660
Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. The major intangible asset classes consist of the following (in thousands, except weighted average useful life):

March 31, 2026	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$206,300	$86,299	$120,001	18.2
Other intangibles:
Customer lists and relationships	$28,808	$13,369	$15,439	21.6
Patents	1,379	258	1,121	17.0
Other	19,683	5,612	14,071	5.0
Other intangibles, net	$49,870	$19,239	$30,631	9.3

December 31, 2025	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$208,235	$84,571	$123,664	18.1
Other intangibles:
Customer lists and relationships	$28,853	$13,057	$15,796	21.5
Patents	4,658	3,523	1,135	17.0
Other	18,552	6,956	11,596	5.0
Other intangibles, net	$52,063	$23,536	$28,527	9.8

Amortization Expense
Amortization expense recorded in General, administrative, and marketing expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization expense	$3,911	$3,388
7.    Income Taxes
Income Tax Expense

Our effective income tax rate was a benefit of 318% and 78% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate for the three months ended March 31, 2026 was primarily impacted by excess tax deductions on stock-based compensation, partially offset by state income taxes, non-deductible executive compensation, and changes in our valuation allowance against net deferred tax assets.
On July 4, 2025 the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have reflected the impact of the enactment in our results for the three months ended March 31, 2026.
8.    Debt
Debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Term Loan Facility	$190,000	$190,000
Revolving Credit Facility	30,000	30,000
Total principal debt	220,000	220,000
Less: Unamortized debt issuance costs(a)	(4,648)	(4,886)
Total debt	215,352	215,114
Less: Current portion of long-term debt	—	—
Long-term debt, net	$215,352	$215,114
(a) Additional unamortized debt issuance costs totaling $1.5 million related to the Revolving Credit Facility are included in “Other long-term assets” in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. Additional unamortized debt issuance costs totaling $1.1 million related to the New Delayed Draw Term Loan Facility are included in “Other long-term assets” in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 as a result of the Amendment discussed below.
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
The remaining $30.0 million of undrawn availability under the Revolving Credit Facility as of March 31, 2026 may be drawn for working capital, capital expenditures, and other general corporate purposes. The Delayed Draw Term Loan Facility remained undrawn and was terminated on July 2, 2025 as we entered into separate, privately negotiated exchange agreements with the Holders of the Convertible Senior Notes as discussed below.
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
Subject to the satisfaction of a specified maximum total net leverage ratio and other customary conditions, we may borrow under the New Delayed Draw Term Loan Facility at any time and from time to time on or prior to September 12, 2027. The proceeds of borrowings under the New Delayed Draw Term Loan Facility may be used to fund permitted acquisitions (including any earnouts and other similar payments in connection therewith), other investments permitted by the Credit Agreement and capital expenditures, among other things. Loans borrowed under the New Delayed Draw Term Loan Facility will have the same terms and interest rate margins as the loans under the Existing Term Loan Facility.
In May 2026, in connection with our election to exercise the Endospan Option, we borrowed $150.0 million under the New Delayed Draw Term Loan Facility, of which $135.0 million will be used to fund the upfront purchase price for the acquisition of Endospan. See Part I, Item 1, Note 3 – “Agreements with Endospan” for further discussion of the Endospan Option acquisition.
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

Covenants
The Credit Facilities contain certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. The covenants include a financial maintenance covenant that requires the company’s total net leverage ratio, as defined in the agreement, to be not greater than 6.25x for the test periods from the second quarter of fiscal year 2024 through the fourth quarter of fiscal year 2024 and not greater than 5.75x from the first quarter of fiscal year 2025 and thereafter. As of March 31, 2026 we are in compliance with our debt covenants.
Interest
On and after the Second Amendment Effective Date, the Revolving Credit Facility bears interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 2.50%, or the Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.50%. In addition, we will be required to pay fees of 0.50% per annum on the daily unused amount of the Revolving Credit Facility and 1.00% per annum on the daily unused amount of the New Delayed Draw Term Loan Facility. The Term Loan Facilities initially bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 3.75%, or SOFR plus a margin of 4.75%. As of March 31, 2026 the stated and effective interest rate for the Term Loan Facility was 8.41% and 9.05%, respectively. As of March 31, 2026 the stated interest rate was 7.16% per annum for the Revolving Credit Facility.
Debt Discount and Debt Issuance Costs
In connection with the Amendment, we capitalized $0.5 million in debt issuance costs under the Existing Term Loan Facility, $0.2 million in other long-term assets under the Existing Revolving Credit Facility, and $1.1 million in other long-term assets under the New Delayed Draw Term Loan Facility. Non-cash amortization of debt issuance costs and debt discounts for our Credit Facilities totaled $0.3 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.
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
In May 2025 we entered into separate, privately negotiated exchange agreements (“Exchange Agreements”) with the Holders of the Convertible Senior Notes. The transactions contemplated by the Exchange Agreements closed on May 28, 2025. Under the terms of the Exchange Agreements, the Holders exchanged an aggregate principal amount of approximately $99.5 million of the Convertible Senior Notes held by the Holders in exchange for an aggregate of 4,334,347 shares of our common stock. In addition, pursuant to the Exchange Agreements, we made a cash payment of approximately $1.7 million to the Holders in respect of accrued and unpaid interest on the exchanged Convertible Senior Notes. The remaining $0.5 million in aggregate principal amount of the Convertible Senior Notes was settled on July 1, 2025 resulting in the issuance of 19,605 shares of our common stock. The Delayed Draw Term Loan Facility was terminated on July 2, 2025 after all of the Convertible Senior Notes were settled.
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
We did not incur interest expense for the three months ended March 31, 2026 due to the Convertible Senior Notes settlement in July 2025, as discussed above. We incurred $1.3 million of interest expense on the Convertible Senior Notes for the three months ended March 31, 2025. Interest on the Convertible Senior Notes began accruing upon issuance and was payable semi-annually.

9.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of March 31, 2026 and December 31, 2025 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
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
Net revenues by geographic location based on the location of the customer were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
North America	$58,695	$47,793
EMEA	43,986	37,045
APAC	8,690	8,214
LATAM	4,966	5,926
Total revenues	$116,337	$98,978
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
Equity Grants
During the three months ended March 31, 2026 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs will be achieved at target levels, together totaled 761,000 shares and had an aggregate grant date fair value of $27.0 million.
During the three months ended March 31, 2025 the Committee authorized awards from approved stock incentive plans of RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 748,000 shares and had an aggregate grant date fair value of $19.0 million.
The Committee did not authorize any grants of stock options during the three months ended March 31, 2026 and 2025.
Employees purchased common stock totaling 41,000 and 44,000 shares in the three months ended March 31, 2026 and 2025, respectively, through the ESPP.
12.    Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic income (loss) per common share	2026	2025
Net income (loss)	$1,417	$(505)
Net (income) loss allocated to participating securities	(1)	1
Net income (loss) allocated to common stockholders	$1,416	$(504)

Basic weighted-average common shares outstanding	48,074	42,232
Basic income (loss) per common share	$0.03	$(0.01)

	Three Months Ended March 31,
Diluted income (loss) per common share	2026	2025
Net income (loss)	$1,417	$(505)
Net (income) loss allocated to participating securities	(1)	1
Net income (loss) allocated to common stockholders	$1,416	$(504)

Basic weighted-average common shares outstanding	48,074	42,232
Effect of dilutive stock options and awards	1,657	—
Diluted weighted-average common shares outstanding	49,731	42,232
Diluted income (loss) per common share	$0.03	$(0.01)

We excluded stock options and awards from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three months ended March 31, 2026 only dilutive stock options and awards were included in the calculation of diluted weighted-average common shares outstanding. Antidilutive potential common shares were immaterial and excluded from the calculation of diluted weighted-average common shares outstanding. For the three months ended March 31, 2025 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive due to the net loss.
13.    Segment Information
We have two reportable segments organized according to our products and services: Medical Devices and Preservation Services. The Medical Devices segment includes external revenues from product sales of aortic stent grafts, On-X®, surgical sealants, and other product revenues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita® Open NEO, E-vita Open Plus, Arcevo LSA, AMDSTM, the NEXUS ONETM, NEXUS DUOTM, and NEXUS TRETM aortic arch stent graft systems (the “NEXUS family of products”), and E-vita Thoracic 3G. Abdominal stent grafts include our E-xtra Design Engineering, E-nsideTM, ArtivexTM, E-tegraTM, E-ventusTM BX, TuvaTM BX, and E-liacTM products. Surgical sealants include BioGlue® Surgical Adhesive products. The Preservation Services segment includes external services revenues from the preservation of cardiac and vascular tissues. There are no intersegment revenues.
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
The following table summarizes revenues, cost of products and preservation services, and gross margins for our reportable segments (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
Medical devices	$91,442	$78,798
Preservation services	24,895	20,180
Total revenues	116,337	98,978

Cost of products and preservation services:
Medical devices	29,697	25,263
Preservation services	11,192	10,138
Total cost of products and preservation services	40,889	35,401

Gross margin:
Medical devices	61,745	53,535
Preservation services	13,703	10,042
Total gross margin	$75,448	$63,577

Net revenues by product were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Products:
Aortic stent grafts	$44,397	$36,602
On-X	25,951	21,574
Surgical sealants	18,805	18,106
Other	2,289	2,516
Total products	91,442	78,798

Preservation services	24,895	20,180
Total revenues	$116,337	$98,978

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
•The dependencies affecting our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the agreement with Baxter, the now-exercised Option Amendment with Endospan, and our acquisition of Ascyrus, and our beliefs about the costs and timelines for certain regulatory approvals and clinical trial milestones;
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
These and other forward-looking statements reflect the views of management at the time and such statements are originally made based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances and are subject to a number of risks, uncertainties, estimates, and assumptions. Whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially and adversely from our expectations, including, without limitation, in addition to those specified in the text surrounding such statements, the risks described in Part II, Item 1A, “Risk Factors” in this Form 10-Q and elsewhere throughout this report, the risks described in our other filings with the Securities and Exchange Commission including the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere throughout that report, and other risks which we may not be able to identify in advance, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation, and expressly disclaim any duty, to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Artivion, Inc. (“Artivion,” the “Company,” “we,” or “us”), is a leader in the manufacturing, processing, and distribution of medical devices and implantable human tissues used in cardiac and vascular surgical procedures for patients with aortic disease. We have four major product families: aortic stent grafts, On-X® mechanical heart valves and related surgical products (“On-X” products), surgical sealants, and implantable cardiac and vascular human tissues. Aortic stent grafts include aortic arch stent grafts, abdominal stent grafts, and synthetic vascular grafts. Aortic arch stent grafts include our E-vita® Open NEO, E-vita Open Plus, Arcevo LSA, AMDSTM, the NEXUS ONETM, NEXUS DUOTM, and NEXUS TRETM aortic arch stent graft systems (the “NEXUS family of products”), and E-vita Thoracic 3G products. Abdominal stent grafts include our E-xtra Design Engineering, E-nsideTM, ArtivexTM, E-tegraTM, E-ventusTM BX, TuvaTM BX, and E-liacTM products. Surgical sealants include BioGlue Surgical Adhesive (“BioGlue”) products. In addition to these four major product families, we sell or distribute PhotoFix bovine surgical patches (“PhotoFix”). We began to manufacture and supply PerClot® hemostatic powder (“PerClot”) during the second quarter of 2023 (as part of our Transitional Manufacturing and Supply Agreement with Baxter International, Inc.).
We reported quarterly revenues of $116.3 million for the three months ended March 31, 2026, an 18% increase from the three months ended March 31, 2025. The increase in revenues for the three months ended March 31, 2026 was due to an increase in revenues from aortic stent grafts, preservation services, On-X products, and surgical sealants, partially offset by a decrease in revenues from other products. Constant currency revenues, as defined below, increased 12% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
See the “Results of Operations” section below for additional analysis of the three months ended March 31, 2026.
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

Results of Operations
($ in thousands)
Revenues

	Revenues for the Three Months Ended March 31,			Revenues as a Percentage of Total Revenues for the Three Months Ended March 31,
	2026	2025	Percent Change	2026	2025
Products:
Aortic stent grafts	$44,397	$36,602	21%	38%	37%
On-X	25,951	21,574	20%	23%	22%
Surgical sealants	18,805	18,106	4%	16%	18%
Other	2,289	2,516	-9%	2%	3%
Total products	91,442	78,798	16%	79%	80%

Preservation services	24,895	20,180	23%	21%	20%
Total	$116,337	$98,978	18%	100%	100%
Revenues increased 18% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in revenues for the three months ended March 31, 2026 was due to an increase in revenues from aortic stent grafts, preservation services, On-X products, and surgical sealants, partially offset by a decrease in revenues from other products.
The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Three Months Ended March 31,				Percent Change From Prior Year
	2026	2025
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$44,397	$36,602	$3,877	$40,479	10%
On-X	25,951	21,574	634	22,208	17%
Surgical sealants	18,805	18,106	749	18,855	—%
Other	2,289	2,516	25	2,541	-10%
Total products	91,442	78,798	5,285	84,083	9%

Preservation services	24,895	20,180	21	20,201	23%
Total	$116,337	$98,978	$5,306	$104,284	12%

North America	58,695	47,793	86	47,879	23%
Europe, the Middle East, and Africa	43,986	37,045	4,681	41,726	5%
Asia Pacific	8,690	8,214	—	8,214	6%
Latin America	4,966	5,926	539	6,465	-23%
Total	$116,337	$98,978	$5,306	$104,284	12%

A detailed discussion of the changes in product revenues and preservation services revenues for the three months ended March 31, 2026 is presented below.
Products

Revenues from products increased 16% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase for the three months ended March 31, 2026 was due to an increase in revenues from aortic stent grafts, On-X products, and surgical sealants, partially offset by a decrease in revenues from other products. A discussion of the changes in product revenues for aortic stent grafts, On-X products, surgical sealants, and other product revenues is presented below.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, Brazilian Reals, Polish Zlotys, British Pounds, Canadian Dollars, and Swiss Francs with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, the US Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.
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
Revenues from the sales of aortic stent grafts increased 21% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase was primarily due to an increase in the volume of higher priced units sold, the effect of foreign exchange rates, as well as an increase in average sales prices.
Constant currency revenues from the sales of aortic stent grafts increased 10% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Revenues for the three months ended March 31, 2026 increased primarily in North America, and Europe, the Middle East, and Africa (collectively, “EMEA”), partially offset by a decrease in Asia Pacific (“APAC”) and Latin America (“LATAM”). The revenue increase in North America for the three months ended March 31, 2026 was primarily due to an increase in sales of AMDS, reflecting increased adoption following the grant of a humanitarian device exemption (“HDE”) by the FDA in December 2024 for use of the AMDS™ Hybrid Prosthesis in acute DeBakey Type I dissections in the presence of malperfusion. The HDE allows for, subject to certain restrictions, commercial distribution of AMDS in the United States (“US”) prior to the approval of a Premarket Approval Application, which we currently anticipate receiving in 2026 allowing for full commercial distribution of AMDS in the US. The revenue increase in EMEA for the three months ended March 31, 2026 was primarily due to an increase in volume of higher priced products within the aortic stent graft product line in direct (to hospitals) markets. The decrease in revenues in APAC and LATAM for the three months ended March 31, 2026 was impacted by customer buying patterns in certain markets.

For the three months ended March 31, 2026 and 2025, the substantial majority of aortic stent graft revenues were generated from geographies outside the US.

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
Revenues from the sales of On-X products increased 20% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase was primarily due to an increase in the volume of units sold and an increase in average sales prices.
Constant currency revenues from the sales of On-X products increased 17% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in revenues for the three months ended March 31, 2026 was primarily due to growth in North America, EMEA, and APAC, reflecting gains in market share. The increase in revenues from EMEA for the three months ended March 31, 2026 was primarily due to an increase in unit sales in direct markets.
Domestic revenues from the sales of On-X products accounted for 62% and 65% of total On-X revenues for the three months ended March 31, 2026 and 2025, respectively.
Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants increased 4% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase was primarily due to favorable foreign exchange rates and, to a lesser extent, an increase in average sales prices.
Constant currency revenues from the sales of surgical sealants were flat for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, as revenue growth in North America and, to a lesser extent, APAC, was offset by a decrease in revenue in LATAM. The increase in revenues in North America for the three months ended March 31, 2026 was primarily due to an increase in unit sales and an increase in average sales prices. The increase in revenues in APAC for the three months ended March 31, 2026 was primarily due to an increase in unit sales. The decrease in revenues in LATAM was primarily due to a decrease in unit sales in indirect markets.
Domestic revenues from the sales of surgical sealants accounted for 50% and 49% of total surgical sealant revenues for the three months ended March 31, 2026 and 2025, respectively.
Other
Other revenues are comprised of revenues from PhotoFix and PerClot.
Other revenues decreased 9% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease in PerClot product revenues resulting from the timing of shipments.
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
Revenues from tissue processing increased 23% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to an increase in the volume of higher priced tissues shipped as well as an increase in average sales prices. Revenues for the three months ended March 31, 2025 were adversely affected by the 2024 cybersecurity incident.
Cost of Products and Preservation Services
Cost of Products

	Three Months Ended March 31,
	2026	2025
Cost of products	$29,697	$25,263
Cost of products increased 18% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Cost of products for the three months ended March 31, 2026 and 2025 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.
The increase in total cost of products for the three months ended March 31, 2026 was primarily due to an increase in the unit cost of certain aortic stent grafts and On-X products shipped, and an increase in the volume of On-X products and certain aortic stent grafts shipped, as compared to the three months ended March 31, 2025.
Cost of Preservation Services

	Three Months Ended March 31,
	2026	2025
Cost of preservation services	$11,192	$10,138
Cost of preservation services increased 10% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Cost of preservation services included costs for cardiac and vascular tissue preservation services.
The increase in total cost of preservation services for the three months ended March 31, 2026 was primarily due to an increase in the volume of certain tissues shipped, as compared to the three months ended March 31, 2025.
Gross Margin

	Three Months Ended March 31,
	2026	2025
Gross margin	$75,448	$63,577
Gross margin as a percentage of total revenues	65%	64%
Gross margin increased 19% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

The increase in gross margin for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a favorable mix of certain products and tissues shipped, an increase in the average sales price of certain products and tissues shipped, a favorable effect of foreign exchange rates, and an increase in volume of certain products and tissues shipped for the three months ended March 31, 2026. The increase was partially offset by unfavorable cost of certain products shipped, as compared to the three months ended March 31, 2025. Gross margin as a percentage of total revenues increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Gross margin as a percentage of total revenues was positively impacted by a favorable product mix and favorable pricing of certain products and tissues shipped, partially offset by unfavorable costs of certain products shipped during the three months ended March 31, 2026.
Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended March 31,
	2026	2025
General, administrative, and marketing expenses	$60,820	$54,704
General, administrative, and marketing expenses as a percentage of total revenues	52%	55%

General, administrative, and marketing expenses increased 11% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, which includes the impact of the Ascyrus contingent consideration fair value adjustment loss of $1.7 million and gain of $2.8 million for the three months ended March 31, 2026 and 2025, respectively. The remaining general, administrative, and marketing expenses for the three months ended March 31, 2026 increased $1.5 million as a result of investments in sales and marketing, as well as investments in information technology, partially offset by $1.5 million in net cyber insurance recoveries received.
Research and Development Expenses

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$8,841	$6,728
Research and development expenses as a percentage of total revenues	8%	7%
Research and development expenses increased 31% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Research and development spending for the three months ended March 31, 2026 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts.
Interest Expense
Interest expense was $5.4 million and $7.7 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense for the three months ended March 31, 2026 decreased primarily due to lower variable interest rates on our credit facilities and reduced interest expense as a result of the settlement of the Convertible Senior Notes. See Part I, Item 1, Note 8 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of the settlement of the Convertible Senior Notes.
Other Expense (Income), Net
Other expense (income), net was $0.3 million of expense and $3.1 million of income for the three months ended March 31, 2026 and 2025, respectively. Other expense (income), net for the three months ended March 31, 2026 primarily included a net $0.8 million loss from realized and unrealized effects of foreign currency gains and losses, partially offset by a $0.5 million gain associated with fair value adjustments to loans issued pursuant to our Endospan agreements. Other expense (income), net for the three months ended March 31, 2025 primarily included a net $2.9 million gain from realized and unrealized effects of foreign currency gains and losses and a $0.3 million gain associated with fair value adjustments to loans issued pursuant to our Endospan agreements.

Income Tax Expense
Our effective income tax rate was a benefit of 318% and 78% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate for the three months ended March 31, 2026 was primarily impacted by excess tax deductions on stock-based compensation, partially offset by state income taxes, non-deductible executive compensation, and changes in our valuation allowance against net deferred tax assets.
On July 4, 2025 the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have reflected the impact of the enactment in our results for the three months ended March 31, 2026.
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
Liquidity and Capital Resources
Our primary uses of liquidity include the payment of operating expenses, capital expenditures, servicing of debt and the funding of acquisitions or other collaborative arrangements. Our primary sources of funding are operating cash flows and borrowings under our debt facilities. As of March 31, 2026 we had approximately $220.0 million of total principal indebtedness outstanding.

Our liquidity as of March 31, 2026 consisted of cash and cash equivalents of $55.8 million, unused commitments of $30.0 million under a revolving credit facility, and unused commitments of $150.0 million on the new delayed draw term loan facility (see “Credit Facilities” below). As of March 31, 2026 approximately 33% of our cash and cash equivalents were held in foreign jurisdictions. Our practice is to maintain sufficient liquidity through cash from operations and our revolving credit facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations, together with amounts available under our Credit Facilities, as defined below, will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Our future cash requirements are expected to include interest payments under our credit facilities, expenditures for clinical trials, research and development expenditures, general working capital needs, capital expenditures, other corporate purposes, obligations pursuant to the exercise of the Endospan purchase option, and may include cash to fund other business development activities including obligations pursuant to the acquisition of Ascyrus and Endospan. These items may have a significant effect on our future cash flows during the next twelve months. Subject to the terms of our credit facilities, we may seek additional borrowing capacity or financing, pursuant to our current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If we undertake any further significant business development activity, we may need to finance such activities by obtaining additional debt financing or using a registration statement to sell equity securities. There can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us.
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
In May 2026, in connection with our election to exercise the Endospan Option, we borrowed $150.0 million under the New Delayed Draw Term Loan Facility, of which $135.0 million will be used to fund the upfront purchase price for the acquisition of Endospan. See Part I, Item 1, Note 3 – “Agreements with Endospan” for further discussion of the Endospan Option acquisition.
The final scheduled maturity date of the Credit Facilities is January 18, 2031. There are no scheduled repayments of principal required to be made prior to the final maturity date. We have the right to prepay loans under the Credit Agreement in whole or in part at any time, subject to certain premium payment requirements. Amounts repaid in respect of loans under the Term Loan Facilities may not be reborrowed. The Credit Facilities currently bear interest at the Secured Overnight Financing Rate (“SOFR”) plus applicable margins. As of March 31, 2026 the aggregate interest rate was 8.41% and 7.16% per annum for the Term Loan Facility and Revolving Credit Facility, respectively. See Part I, Item 1, Note 8 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our new Ares Credit Agreement.

Convertible Senior Notes
On June 18, 2020 we issued $100.0 million aggregate principal amount of 4.25% Convertible Senior Notes with a maturity date of July 1, 2025 (the “Convertible Senior Notes”). In May 2025 we entered into separate, privately negotiated exchange agreements (“Exchange Agreements”) with the Holders of the Convertible Senior Notes. The transactions contemplated by the Exchange Agreements closed on May 28, 2025. Under the terms of the Exchange Agreements, the Holders exchanged an aggregate principal amount of approximately $99.5 million of the Convertible Senior Notes held by the Holders in exchange for an aggregate of 4,334,347 shares of our common stock. In addition, pursuant to the Exchange Agreements, we made a cash payment of approximately $1.7 million to the Holders in respect of accrued and unpaid interest on the exchanged Convertible Senior Notes. The remaining $0.5 million in aggregate principal amount of the Convertible Senior Notes was settled on July 1, 2025 resulting in the issuance of 19,605 shares of our common stock.
Cash Flows
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows provided by (used in):
Operating activities	$1,154	$(16,953)
Investing activities	(10,503)	(3,638)
Financing activities	463	3,937
Effect of exchange rate changes on cash and cash equivalents	(258)	884
Decrease in cash and cash equivalents	$(9,144)	$(15,770)
Net Cash Flows from Operating Activities

Net cash provided by operating activities increased $18.1 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to increased profitability, an increase in cash collected from customers, and the favorable impact of lower costs and insurance recoveries associated with the 2024 cybersecurity incident. These favorable impacts were partially offset by an increase in inventories and deferred preservation costs to support the increase in revenues.
Net Cash Flows from Investing Activities
Net cash used in investing activities was $10.5 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 cash flows used in investing activities included $8.0 million of cash used for capital expenditures, $1.5 million payment related to sale of PerClot, and $1.0 million payment for Endospan agreements.
Net Cash Flows from Financing Activities
Net cash provided by financing activities was $0.5 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively. The current year cash provided by financing activities was primarily due to $1.3 million of proceeds from the exercise of stock options and issuances of common stock, partially offset by $0.6 million for principal payments on short-term notes payable.
Scheduled Contractual Obligations and Future Payments

As of March 31, 2026 there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Capital Expenditures
Capital expenditures were $8.0 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively. Capital expenditures for the three months ended March 31, 2026 were primarily related to computer software development, purchases of manufacturing and tissue processing equipment, leasehold improvements, and computer equipment to support our business.

Off-Balance Sheet Commitments and Arrangements

As of March 31, 2026 there have been no material changes to our indemnification obligations as disclosed in Part II, Item 8, Note 11 – “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2025. For information concerning contingencies, see Note 9 – “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 – “Basis of Presentation and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q.
Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, including the effects of changes in interest rates (including credit spreads) and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. As of March 31, 2026 there has been no material change in the information reported under Part II, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (“Disclosure Controls”) as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. These Disclosure Controls are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the US Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to management, including to the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.
Our management, including our President and CEO and our Executive Vice President, COO, CFO and Treasurer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Artivion have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Our Disclosure Controls have been designed to provide reasonable assurance of achieving their objectives.

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and CFO, as of March 31, 2026 the CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes to Disclosure Controls and Procedures
During the three months ended March 31, 2026, we upgraded our German Enterprise Resource Planning (“ERP”) system, effective January 1, 2026. During the three months ended March 31, 2026, there have been no changes, including any changes related to the upgrade of the ERP system, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

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

As an example of this risk, via a Ministerial Decree of July 6, 2022, published September 15, 2022, the Italian government stated that the spending ceiling for medical devices at the national and regional levels had been exceeded, requiring medical device companies to pay back alleged overpayments the government claims companies received between 2015 and 2018. Ultimately, following the conclusion of judicial challenges, in August 2025, the Italian parliament agreed to a 75% reduction in the amounts due for the 2015–2018 period. The Italian government is currently assessing the amounts due for the 2019–2024 period, and while there are ongoing challenges and negotiations between industry and the government regarding these amounts, our potential repayment exposure for the entire 2019–2025 period is estimated at approximately $2.3 million.
Our operations and performance have been, and may continue to be, impacted by regional and global geopolitical conditions, domestic and foreign trade and monetary policies, and other factors beyond our control, such as Russia’s war with Ukraine and the ongoing Iranian conflict in the Middle East. To date, sanctions and other disruptions in the Eastern European region have not materially impacted our business or ability to supply products to Russia, Belarus, Ukraine, and the region generally; however, continuation or escalation of the wars in Ukraine or instability in the Middle East, and in particular the ongoing conflict in Iran, or increased export controls or additional sanctions imposed on or by impacted countries, their allies, or related entities could adversely affect our financial performance. Although currently we do not have any direct operations in Russia, Ukraine, Israel, Gaza, or Syria, on May 7, 2026, we elected to exercise the option to acquire Endospan pursuant to the Endospan Option Amendment, the NEXUS family of products are solely manufactured by Endospan in Herzliya, Israel. We have not experienced any material disruption of supply from Endospan related to the war in Iran; however, it is difficult to predict the ultimate course of these conflicts and we may face business operations and supply chain disruptions as a result, including disruptions related to shortages of materials and finished goods, higher costs of materials and freight, freight delays, increased energy costs or energy shortages, travel disruptions, currency fluctuation, and disruptions to banking systems or capital markets.

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
As an example of this risk, in January 2025, the Center for Biologics Evaluation and Research (“CBER”) of the FDA issued two “final” guidance documents directed at the reduction of the risk of transmission of tuberculosis (Mtb) in processed human tissue (the “Guidances”), which is already exceedingly low. In May 2025, the “final” Guidances were withdrawn and re-issued as drafts, with a public comment period that ended in July 2025. We and a number of other parties filed comments, the vast majority of which sought substantial modifications of the Guidances. We believe these Guidances, if implemented as written, could significantly reduce the supply of safe implantable human tissue without simultaneously reducing the risk of Mtb transmission sufficient to offset the harm to patients caused by reduced safe-tissue supply. Although some industry advocates and health care practitioners have expressed strong opposition to these new Guidances, and a number of them submitted comments regarding the Guidances during the previous comment period, if and how they may ultimately be implemented and enforced, and how they may actually impact the availability of our donated tissue, remains to be seen and is difficult to predict.

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
•Drive timely and sustained adoption of new products in our aortic stent graft portfolio;
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
Some of the materials, supplies, and services used in our product manufacturing and tissue processing, as well as some of our products, are sourced from single- or sole-source suppliers. As a result, our ability to negotiate favorable terms with those suppliers may be limited, and if those suppliers experience operational, financial, quality, or regulatory difficulties, or if those suppliers and/or their facilities refuse to supply us or cease operations temporarily or permanently, or if those suppliers take unreasonable business positions, we could be forced to cease product manufacturing or tissue processing until the suppliers resume operations, until alternative suppliers can be identified and qualified, or permanently if the suppliers do not resume operations and no alternative suppliers can be identified and qualified. We also could be forced to purchase alternative materials, supplies, or services with unfavorable terms due to diminished bargaining power.
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
•Drive adoption of the NEXUS family of products and AMDS in the US, European, and other markets, including our ability to manage the substantial product training, including physician training, implant support, and proctoring requirements for NEXUS procedures;
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
Some of our products, including certain On-X products, are sterilized using ethylene oxide (“EtO”), primarily by third-party, large-scale EtO facilities. In addition, some of our suppliers use, or rely upon third parties to use, EtO to sterilize some of our product components. Concerns about the release of EtO into the environment at unsafe levels have led to increased activism and lobbying as well as various regulatory enforcement activities against EtO facilities, including closures and temporary closures, lawsuits against EtO service providers, and proposals increasing regulations related to EtO. The number of EtO facilities in the US is limited, and any permanent or temporary closures or disruption to their operations for any reason could delay, impede, or prevent our ability to commercialize our products.
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
The policies of the current presidential administration in the US continue to bring several potential risks that could impact our business operations and financial performance. Changes in policy regarding international trade, including import and export regulation and international trade agreements, along with resulting volatility, could negatively impact our business. The US has imposed tariffs and export controls on certain goods and products imported from abroad, which has resulted in retaliatory tariffs. Additional tariffs imposed by the US on a broader range of imports, or further retaliatory trade measures taken by other countries in response, could result in an increase in supply chain costs that we may not be able to offset or that otherwise adversely impact our results of operations. In addition, political tensions between the US and certain other countries have escalated in recent years. Changes in foreign policy and the imposition of new sanctions could impact our ability to distribute products in certain regions. This could limit our market reach and affect our revenue streams. Changes in tax policy, including changes to corporate tax rates or changes in tax incentives that we currently benefit from, could also negatively impact our results of operations and financial condition.
The new administration has taken steps that have impacted federal spending and the federal workforce. Policies relating to reductions in spending, reductions in staff, and mandated return-to-office policies, could impact the capabilities of regulatory agencies which could affect the timeliness and efficiency of regulatory reviews and approvals that are critical to our operations. Regulatory focus, particularly with respect to sustainability matters, may change, reducing or changing regulations relating to EtO, PFAS, or other sustainability initiatives, potentially requiring us to make additional expenditures to comply with new regulations, or abandon programs we have already invested in.
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

On July 4, 2025 President Trump signed into law the “One Big Beautiful Bill Act,” which introduces comprehensive changes to U.S. tax and healthcare laws. Some of the provisions in this legislation have delayed effective dates, and we continue to evaluate the impact of those provisions. Many of its provisions will require interpretation and implementing regulations from federal agencies, including the Department of the Treasury. The law’s provisions include, but are not limited to, changes in corporate income tax rates and other business deductions, as well as changes to healthcare-related programs. The effect of interpretive guidance on these and other provisions could have a material adverse effect on our business, financial condition, and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase any of its equity securities during the three months ended March 31, 2026.
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
Item 5. Other Information.
Insider Trading Arrangements and Policies
No directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated the contracts, instructions, or written plans for the purchase or sale of the Company’s securities during the three months ended March 31, 2026.

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
10.1
Securities Purchase Option Agreement, dated as of September 11, 2019, by and among CryoLife, Inc., Endospan Ltd., the securityholders of Endospan listed on Schedule 1 thereto (together with any additional securityholder that becomes a party by joinder) and Shareholder Representative Services LLC, as the Securityholder representative. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 7, 2026.)

10.2
Amendment No. 1 to Securities Purchase Option Agreement, dated July 1, 2024, by and among Artivion, Inc., Endospan Ltd. and Shareholder Representative Services LLC, as the securityholder representative. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 7, 2026.)

10.3
Amendment No. 2 to Securities Purchase Option Agreement, dated January 9, 2026, by and among Artivion, Inc., Endospan Ltd. and Shareholder Representative Services LLC, as the securityholder representative. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 7, 2026.)

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

ARTIVION, INC.
(Registrant)

/s/ J. PATRICK MACKIN	/s/ LANCE A. BERRY
J. PATRICK MACKIN	LANCE A. BERRY
Chairman, President, and Chief Executive Officer (Principal Executive Officer)	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

May 8, 2026	May 8, 2026
DATE	DATE