Form 10-Q
period 2026-06-30
ARTIVION, INC.
filed 2026-08-07
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Stock, $0.01 par value	48,756,221

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Products	$99,905	$87,444	$191,347	$166,242
Preservation services	25,852	25,528	50,747	45,708
Total revenues	125,757	112,972	242,094	211,950

Cost of products and preservation services:
Products	33,991	28,315	63,688	53,578
Preservation services	11,249	11,545	22,441	21,683
Total cost of products and preservation services	45,240	39,860	86,129	75,261

Gross margin	80,517	73,112	155,965	136,689

Operating expenses:
General, administrative, and marketing	79,826	57,665	140,646	112,369
Research and development	9,055	7,063	17,896	13,791
Total operating expenses	88,881	64,728	158,542	126,160

Operating (loss) income	(8,364)	8,384	(2,577)	10,529

Interest expense	7,253	7,270	12,620	14,933
Interest income	(367)	(68)	(572)	(212)
Losses on inducement/extinguishment of debt	—	2,664	—	2,664
Other income	(3,551)	(4,964)	(3,265)	(8,043)

(Loss) income before income taxes	(11,699)	3,482	(11,360)	1,187
Income tax expense	1,811	2,137	733	347

Net (loss) income	$(13,510)	$1,345	$(12,093)	$840

(Loss) income per share
Basic	$(0.28)	$0.03	$(0.25)	$0.02
Diluted	$(0.28)	$0.03	$(0.25)	$0.02

Weighted-average common shares outstanding:
Basic	48,541	44,296	48,309	43,270
Diluted	48,541	45,378	48,309	44,503

Net (loss) income	$(13,510)	$1,345	$(12,093)	$840
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(911)	15,768	(9,757)	22,099
Comprehensive (loss) income	$(14,421)	$17,113	$(21,850)	$22,939
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,316	$64,908
Trade receivables, net	97,928	89,758
Other receivables	12,835	13,921
Inventories	103,364	92,427
Deferred preservation costs	53,365	54,531
Prepaid expenses and other	26,572	42,537
Total current assets	371,380	358,082

Goodwill	349,862	254,091
Acquired technology, net	149,274	123,664
Operating lease right-of-use assets, net	36,580	34,701
Property and equipment, net	73,699	64,988
Other intangibles, net	74,696	32,831
Deferred tax assets, net	1,216	1,201
Other long-term assets	15,227	15,238
Total assets	$1,071,934	$884,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,870	$16,042
Accrued compensation	17,843	22,484
Accrued expenses	16,252	16,447
Accrued interest	6,526	4,815
Taxes payable	5,580	7,489
Accrued procurement fees	1,541	3,436
Current portion of contingent consideration	25,000	20,690
Current maturities of operating leases	5,058	4,649
Current portion of finance lease obligations	860	726
Other current liabilities	7,401	4,778
Total current liabilities	106,931	101,556

Long-term debt, net	363,423	215,114
Non-current contingent consideration	71,517	39,890
Non-current maturities of operating leases	35,824	34,427
Deferred tax liabilities, net	25,884	24,308
Deferred compensation liability	10,739	9,464
Non-current finance lease obligations	2,802	2,698
Other long-term liabilities	9,229	9,107
Total liabilities	$626,349	$436,564

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.01 par value per share, 5,000 shares authorized, no shares issued	—	—
Common stock $0.01 par value per share, 75,000 shares authorized, 50,179 and 49,330 shares issued as of June 30, 2026 and December 31, 2025, respectively	502	493
Additional paid-in capital	535,798	516,604
Retained deficit	(63,591)	(51,498)
Accumulated other comprehensive loss	(12,476)	(2,719)
Treasury stock, at cost, 1,487 shares as of June 30, 2026 and December 31, 2025	(14,648)	(14,648)
Total stockholders’ equity	445,585	448,232

Total liabilities and stockholders’ equity	$1,071,934	$884,796
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Net cash flows from operating activities:
Net (loss) income	$(12,093)	$840

Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	13,088	10,984
Non-cash compensation	16,578	14,167
Non-cash lease expense	2,612	2,510
Write-down of inventories and deferred preservation costs	2,368	2,379
Deferred income taxes	(1,421)	(231)
Change in fair value of contingent consideration	9,710	(210)
Losses on inducement/extinguishment of debt	—	2,664
Other	(2,590)	(7,423)
Changes in operating assets and liabilities, net of acquisition:
Receivables	(7,971)	(9,660)
Inventories and deferred preservation costs	(10,752)	(5,521)
Prepaid expenses and other assets	(5,271)	(6,215)
Accounts payable, accrued expenses, and other liabilities	(4,370)	(6,226)
Net cash flows used in operating activities	(112)	(1,942)

Net cash flows from investing activities:
Capital expenditures	(18,751)	(6,925)
Acquisition of Endospan, net of cash acquired	(116,661)	—
Payments related to sale of non-financial assets	(1,500)	—
Other	(3,000)	—
Net cash flows used in investing activities	(139,912)	(6,925)

Net cash flows from financing activities:
Proceeds from issuance of long-term debt, net	148,875	—
Repayment of debt	—	(134)
Proceeds from exercise of stock options and issuance of common stock	2,625	4,459
Proceeds from financing insurance premiums	3,217	3,117
Principal payments on short-term notes payable	(1,440)	(554)
Other	(426)	(353)
Net cash flows provided by financing activities	152,851	6,535

Effect of exchange rate changes on cash and cash equivalents	(419)	2,345
Increase in cash and cash equivalents	12,408	13

Cash and cash equivalents beginning of period	64,908	53,463
Cash and cash equivalents end of period	$77,316	$53,476
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2026	49,983	$500	$526,261	$(50,081)	$(11,565)	(1,487)	$(14,648)	$450,467
Net loss	—	—	—	(13,510)	—	—	—	(13,510)
Other comprehensive loss, net of tax	—	—	—	—	(911)	—	—	(911)
Equity compensation	106	1	8,163	—	—	—	—	8,164
Exercise of options	90	1	1,374	—	—	—	—	1,375
Balance at June 30, 2026	50,179	$502	$535,798	$(63,591)	$(12,476)	(1,487)	$(14,648)	$445,585

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	49,330	$493	$516,604	$(51,498)	$(2,719)	(1,487)	$(14,648)	$448,232
Net loss	—	—	—	(12,093)	—	—	—	(12,093)
Other comprehensive loss, net of tax	—	—	—	—	(9,757)	—	—	(9,757)
Equity compensation	709	7	16,571	—	—	—	—	16,578
Exercise of options	99	1	1,552	—	—	—	—	1,553
Employee stock purchase plan	41	1	1,071	—	—	—	—	1,072
Balance at June 30, 2026	50,179	$502	$535,798	$(63,591)	$(12,476)	(1,487)	$(14,648)	$445,585

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

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Consolidated Balance Sheet as of December 31, 2025 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three and six months ended, June 30, 2026 and 2025 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by US GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 18, 2026.
Foreign Currency Translation and Transactions
Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average exchange rates throughout the year. Foreign currency exchange rate realized and unrealized gains and losses resulting from transactions are included in Other expense (income), net in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and resulted in a net loss of $0.7 million and $1.6 million for the three and six months ended June 30, 2026, respectively, as compared to a net gain of $4.5 million and $7.4 million for the three and six months ended June 30, 2025, respectively. Currency translation adjustments resulting from intra-entity loans that are of a long-term investment nature, net of tax, are included in Accumulated other comprehensive loss and resulted in a net loss of $0.5 million and $7.9 million for the three and six months ended June 30, 2026, respectively, as compared to a net gain of $9.8 million and $13.6 million for the three and six months ended June 30, 2025, respectively.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2025. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with US GAAP, which require us to make estimates and assumptions. Except for the adoption of a new accounting policy as described below, we did not experience any significant changes during the three and six months ended June 30, 2026 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2025.
Business Combinations
We account for business combinations using the acquisition method. The identifiable assets acquired and liabilities assumed are recognized at their respective acquisition-date fair values. The excess of the consideration transferred over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. Acquisition-related costs are expensed as incurred and recognized within general, administrative, and marketing in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

New Accounting Pronouncements
Recently Adopted
In July 2025 the FASB issued ASU No. 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The updated standard is effective for financial statements issued for fiscal years beginning after December 15, 2025. We adopted ASU 2025-05 on a prospective basis effective January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on our financial condition or results of operations and did not affect any amounts previously reported for the three months ended March 31, 2026.
In September 2025 the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs under Subtopic 350-40. The amendments remove references to prescriptive and sequential software development stages and clarify when entities begin capitalizing internal-use software costs. The updated standard is effective for financial statements issued for fiscal years beginning after December 15, 2027. During the second quarter of 2026, we adopted ASU 2025-06 on a prospective basis effective January 1, 2026. See further discussion below regarding our accounting for internal-use software.
Internal-Use Software, net

Following the adoption of ASU 2025-06, we capitalize eligible costs incurred to develop or obtain internal-use software when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform its intended function. Costs incurred before these criteria are met, as well as training, maintenance, data conversion and other costs that do not qualify for capitalization, are expensed as incurred.

Capitalized internal-use software includes software used in manufacturing operations, which is included in Property and equipment, net, and software used in non-manufacturing activities, which is included in Other intangible assets, net, in the Condensed Consolidated Balance Sheets. We apply the disclosure requirements of ASC 360-10 to all capitalized internal-use software, regardless of balance sheet presentation.

Capitalized internal-use software is stated at cost less accumulated amortization. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful lives of the related assets, generally five years, beginning when the software is substantially complete and ready for its intended use.

Internal-use software, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Internal-use software	$27,732	$21,738
Less: Accumulated amortization	(7,880)	(8,936)
Internal-use software, net	$19,852	$12,802

As of June 30, 2026, of the $19.9 million net carrying amount of internal-use software, $4.8 million was included in Property and equipment, net and $15.1 million was included in Other intangible assets, net in the Condensed Consolidated Balance Sheets.

As of December 31, 2025, of the $12.8 million net carrying amount of internal-use software, $1.5 million was included in Property and equipment, net and $11.3 million was included in Other intangible assets, net in the Condensed Consolidated Balance Sheets.

Amortization expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$858	$448	$1,661	$964
Not Yet Effective
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
PerClot PMA
Upon receipt of the PMA in May 2023, under the terms of the TMSA, we began manufacturing and supplying PerClot for Baxter and recorded $1.9 million and $2.4 million of PerClot revenues on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income during the three and six months ended June 30, 2026, respectively, as compared to $1.0 million and $1.8 million during the three and six months ended June 30, 2025, respectively.
PerClot Sales Milestone
During the second half of 2025, upon Baxter’s achievement of certain cumulative worldwide net sales of PerClot, we recorded a pre-tax gain of $7.0 million included as Gain from sale of non-financial assets within the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2025. The gain is comprised of a cash payment of $5.0 million from Baxter, a receivable of $5.0 million due from Baxter, and a payable of $3.0 million due to SMI. The receivable and payable are reflected in Other receivables and Other current liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2025. Pursuant to the terms of the Baxter Transaction, we made a payment of $1.5 million to SMI in January 2026 in connection with Baxter’s achievement of the PerClot sales milestone. As of June 30, 2026, $1.5 million remained payable to SMI and $5.0 million was receivable from Baxter, which were reflected in Other current liabilities and Other receivables, respectively, in the Condensed Consolidated Balance Sheets.

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
Accounting for the Transaction
In June 2026 the FDA approved the PMA application for the AMDS Hybrid Prosthesis for use in patients with acute DeBakey Type I aortic dissections with clinical or radiographic malperfusion, satisfying the related regulatory milestone and triggering the associated $25.0 million contingent payment, which was paid in July 2026.
As part of the acquisition, we may be required to pay additional consideration up to $100.0 million to the former shareholders of Ascyrus upon the achievement of certain milestones and the sales-based additional earnout described above.
The contingent consideration represents the estimated fair value of future potential payments. The fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and then applied a risk-based estimate of the probability of achieving each scenario to calculate the fair value of the contingent consideration. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 16% and estimated future achievement of milestone dates to calculate the fair value of contingent consideration as of June 30, 2026. We remeasure this liability at each reporting date and record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We perform quarterly assessments of the fair value of our contingent consideration liabilities. We recorded net fair value losses of $8.0 million and $9.7 million for the three and six months ended June 30, 2026, respectively, compared with a net fair value loss of $2.6 million and a net fair value gain of $0.2 million for the three and six months ended June 30, 2025, respectively. These amounts were recognized in General, administrative, and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The $9.7 million increase in the fair value of the contingent consideration liabilities during the six months ended June 30, 2026 was primarily attributable to the increase in the probability of achieving the PMA approval milestone to 100% upon receipt of FDA approval as described above, the passage of time, and a slightly lower credit spread.
As of June 30, 2026 the contingent consideration liabilities related to AMDS totaled $70.3 million, of which $25.0 million was classified in current portion of contingent consideration and related to the PMA approval milestone achieved in June 2026. As of December 31, 2025 the contingent consideration liabilities totaled $60.6 million.

4.    Acquisition of Endospan
Overview

On May 18, 2026 (the “Acquisition Date”), we acquired 100% of the outstanding securities of Endospan Ltd. (“Endospan”) from its securityholders (the “Endospan Acquisition”). The Endospan Acquisition was completed through the exercise of our purchase option pursuant to the Securities Purchase Option Agreement, dated September 11, 2019, as amended on July 1, 2024 and January 9, 2026 (the “Agreement”). Endospan designs, develops, manufactures, and commercializes the NEXUS™ family of aortic arch stent graft systems. The Endospan Acquisition expands our aortic arch product portfolio and provides us with ownership of the NEXUS platform and related product-development pipeline.

We accounted for the Endospan Acquisition as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The Agreement provided for a base purchase price of $175.0 million, payable in cash and subject to adjustments for working capital, indebtedness, cash, transaction expenses, and other specified items. The acquisition-date fair value of total consideration transferred was $178.1 million, as summarized below. At closing, we paid approximately $131.3 million in cash in connection with the Endospan Acquisition. This amount included $10.2 million of transaction bonuses, as further discussed below. The remaining $121.0 million consisted of $106.8 million of cash consideration and $14.2 million paid to settle Endospan debt obligations.

Endospan’s former securityholders are also entitled to receive contingent consideration of up to $200.0 million based on 2.5 times the increase in worldwide revenue from sales of NEXUS™ products during the 12-month period ending on the second anniversary of the Acquisition Date compared with the 12-month period preceding the Acquisition Date. Any amount payable will be determined following the second anniversary of the Acquisition Date and paid in accordance with the Agreement. The contingent consideration had an acquisition-date fair value of $26.2 million and remained materially unchanged as of June 30, 2026. The liability was included in Non-current contingent consideration in the Condensed Consolidated Balance Sheets. See Note 5 – “Financial Instruments” for additional information regarding the valuation of the contingent consideration.

We incurred acquisition-related costs of $11.7 million and $12.5 million during the three and six months ended June 30, 2026, respectively, including $10.2 million of transaction bonuses recognized in connection with the Endospan Acquisition. These costs were accounted for separately from the business combination, expensed as incurred, and included in General, administrative, and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

We recorded preliminary goodwill of $99.2 million, of which none is expected to be deductible for income tax purposes. Goodwill represents the excess of the consideration transferred over the fair value of the identifiable net assets acquired and primarily reflects expected synergies from the Endospan Acquisition and the value of the assembled workforce. The entire balance of acquired goodwill was assigned to our Medical Devices segment. The preliminary purchase price allocation is based on information available as of June 30, 2026 and remains subject to adjustment, primarily related to the finalization of working capital and other closing adjustments and income tax matters. The measurement period will not exceed one year from the Acquisition Date, as additional information about facts and circumstances existing at the Acquisition Date becomes available. Measurement-period adjustments will be recognized as if the accounting had been completed at the Acquisition Date, including the related effect on depreciation, amortization, and other income-statement amounts.

The preliminary purchase consideration allocated as of the Acquisition Date consisted of the following (in thousands):

Consideration
Cash consideration	$106,818
Debt obligations settled in cash by Artivion	14,206
Noncash settlement of preexisting relationships and Endospan Option (1)	30,811
Contingent consideration	26,227
Fair value of total consideration transferred	$178,062

Purchase Price Allocation
Cash and cash equivalents	$4,363
Intangible assets, net	71,800
Net other assets/liabilities acquired	2,693
Goodwill	99,206
Net assets acquired	$178,062
(1) Represents amounts included in consideration transferred in connection with the settlement or exercise of preexisting contractual relationships between Artivion and Endospan, consisting of the acquisition-date fair value of the effective settlement of the Endospan Loans ($24.7 million) and the Buyer Deposits ($3.0 million), and the carrying amount of the Endospan Option ($3.1 million) upon exercise. See “Settlement of Preexisting Relationships and Endospan Option” below.

Identifiable Intangible Assets

The following table presents details of the identifiable intangible assets recognized in connection with the Endospan Acquisition (in thousands, except estimated useful life):

Identifiable Intangible Assets	Fair Value	Estimated Useful Life (Years)
Developed technology	$31,300	10.0
Trade name	1,600	15.0
In-process research and development (“IPR&D”)	38,900	Indefinite
Total identifiable intangible assets	$71,800

The weighted-average amortization period for the acquired amortizable intangible assets was approximately 10.2 years. The IPR&D asset is considered indefinite-lived and is not amortized until the underlying project is completed or abandoned.

Fair Value Measurements

The acquisition-date fair values of the identifiable intangible assets were estimated using income-based valuation techniques. Significant assumptions included forecasted revenues and operating results, expected commercialization and regulatory timelines, estimated useful lives, and discount rates. The acquisition-date fair value of the contingent consideration was estimated using a Monte Carlo simulation based primarily on forecasted NEXUS™ revenues, revenue volatility, discount rates, credit risk, and the expected timing of payment.

These fair value measurements were based on significant unobservable inputs and were classified as Level 3 measurements. See Note 5 – “Financial Instruments” for additional information regarding the subsequent measurement of contingent consideration.

Settlement of Preexisting Relationships and Endospan Option

Artivion and Endospan entered into a loan agreement (the “Endospan Loan”), dated September 11, 2019, by which Artivion funded Endospan a secured loan of $15.0 million and also an amendment to the Endospan Loan, dated July 1, 2024, by which we funded Endospan additional secured loans of $25.0 million (“Additional Endospan Loan”) and together with the Endospan Loan, the (“Endospan Loans”). We elected the fair value option for recording the Endospan Loans. Immediately before the effective settlement of the Endospan Loans, we recognized a settlement gain of $4.3 million in Other income in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income to adjust the Endospan Loans to their acquisition-date fair value and included the $24.7 million fair value of the Endospan Loans as part of the fair value of the total consideration transferred.

Before the Endospan Acquisition, we had prepaid $3.0 million in advance deposits relating to certain purchase orders with Endospan. In connection with the settlement of this preexisting contractual relationship, the fair value of the settled relationship, which approximated its carrying amount, was included as part of the fair value of the total consideration transferred, and no settlement gain or loss was recognized.

In connection with the Agreement, we had recognized the value of the option right (“Endospan Option”) of $3.1 million, which was reflected in Other current assets in the Condensed Consolidated Balance Sheets. In connection with the exercise of the option to effect the Endospan Acquisition, the carrying amount of the Endospan Option was included as part of the fair value of the total consideration transferred, and no gain or loss was recognized.

Accordingly, the amounts associated with the Endospan Loans, advance deposits, and Endospan Option were included in the calculation of consideration transferred but were not recognized as acquired assets because they represented the settlement or exercise of preexisting contractual relationships accounted for separately from the business combination.
5.    Financial Instruments
A summary of financial instruments measured at fair value was as follows (in thousands):

June 30, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$36,351	$—	$—	$36,351
Certificates of deposit	672	—	—	672
Total assets	$37,023	$—	$—	$37,023

Liabilities
Current portion of contingent consideration	$—	$—	$25,000	$25,000
Non-current contingent consideration	—	—	71,517	71,517
Total liabilities	$—	$—	$96,517	$96,517

December 31, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$20,725	$—	$—	$20,725
Certificates of deposit	1,080	—	—	1,080
Endospan Loans	—	—	19,872	19,872
Total assets	$21,805	$—	$19,872	$41,677

Liabilities
Current portion of contingent consideration	$—	$—	$20,690	$20,690
Non-current contingent consideration	—	—	39,890	39,890
Total liabilities	$—	$—	$60,580	$60,580

We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds and certificates of deposit. The estimated market value of all cash equivalents is equal to the cost basis as there were no gross realized gains or losses on cash equivalents for the three and six months ended June 30, 2026 and 2025.
The fair value of the contingent consideration component of the Ascyrus acquisition and Endospan acquisition were updated using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

AMDS Contingent Consideration
Balance as of December 31, 2025	$60,580
Change in valuation	9,710
Balance as of June 30, 2026	$70,290

Endospan Contingent Consideration
Balance as of December 31, 2025	$—
Initial value	26,227
Balance as of June 30, 2026	$26,227
In connection with the Endospan acquisition, we recognized contingent consideration related to the future performance of the NEXUS™ product at an acquisition-date fair value of $26.2 million, which remained materially unchanged through June 30, 2026. See Note 4 – “Acquisition of Endospan” for additional information.
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Although we believe that the recorded fair values of our financial instruments are appropriate, these fair values may not be reflective of future fair values.
6.    Inventories and Deferred Preservation Costs
Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials and supplies	$40,643	$36,355
Work-in-process	21,399	17,133
Finished goods	41,322	38,939
Inventories	$103,364	$92,427
To facilitate product usage, we maintain consignment inventory of On-X heart valves at domestic hospital locations and On-X heart valves, aortic stent grafts, and AMDS products at international hospital locations. We retain title and control over this consignment inventory until we receive a notification of implantation, at which time we invoice the hospital and recognize revenue. As of June 30, 2026 we had $16.9 million in consignment inventory, with approximately 35% in domestic locations and 65% in international locations. As of December 31, 2025 we had $14.9 million in consignment inventory, with approximately 33% in domestic locations and 67% in foreign locations.
Total deferred preservation costs were $53.4 million and $54.5 million as of June 30, 2026 and December 31, 2025, respectively.

7.    Goodwill and Other Intangible Assets
Goodwill and certain definite-lived and indefinite-lived intangible assets increased during the six months ended June 30, 2026 primarily as a result of the Endospan acquisition, which was completed on May 18, 2026, and the related preliminary purchase price allocation. See Note 4 – “Acquisition of Endospan” for additional information regarding the acquisition and the preliminary amounts recognized for goodwill and identifiable intangible assets.
Indefinite Lived Intangible Assets
The carrying values of our indefinite lived intangible assets were as follows (in thousands):

	June 30, 2026	December 31, 2025
Goodwill	$349,862	$254,091
In-process R&D	41,121	2,291
Procurement contracts and agreements	2,013	2,013
We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We evaluate our goodwill and indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. We did not record any impairment of indefinite lived intangible assets, including goodwill, during the three and six months ended June 30, 2026. In-process research and development and procurement contracts and agreements are included in Other intangibles, net in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.
Changes in the carrying value of our goodwill, all of which was related to our Medical Devices segment, were as follows (in thousands):

June 30, 2026
Balance as of December 31, 2025	$254,091
Endospan acquisition	99,206
Foreign currency translation	(3,435)
Balance as of June 30, 2026	$349,862

Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. The major intangible asset classes consist of the following (in thousands, except weighted average useful life):

June 30, 2026	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$238,195	$88,921	$149,274	16.4
Other intangibles:
Customer lists and relationships	$28,790	$13,693	$15,097	21.6
Patents	1,322	255	1,067	17.0
Other	21,707	6,309	15,398	5.0
Other intangibles, net	$51,819	$20,257	$31,562	9.0

December 31, 2025	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$208,235	$84,571	$123,664	18.1
Other intangibles:
Customer lists and relationships	$28,853	$13,057	$15,796	21.5
Patents	4,658	3,523	1,135	17.0
Other	18,552	6,956	11,596	5.0
Other intangibles, net	$52,063	$23,536	$28,527	9.8
Amortization Expense
Amortization expense recorded in General, administrative, and marketing expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$4,226	$3,427	$8,137	$6,815

8.    Income Taxes
Income Tax Expense

Our effective income tax rate was (15)% and (6)% for the three and six months ended June 30, 2026, respectively, as compared to 61% and 29% for the three and six months ended June 30, 2025, respectively. Our income tax rate in each period varied from the US statutory rate of 21% predominately due to state income taxes, non-deductible executive compensation, changes in our valuation allowance for current period losses and changes in estimates of our expected recovery of net deferred tax assets, excess tax deductions on stock-based compensation, and foreign withholding taxes. The year-over-year changes to the effective income tax rate were largely attributable to the shift from pre-tax book income in each respective period in 2025 to pre-tax book losses in each respective period in 2026.

On July 4, 2025 the One Big Beautiful Bill Act (“OBBBA”) was enacted in the US. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have reflected the impact of the enactment in our results for the three and six months ended June 30, 2026.

Subsequent to June 30, 2026, in connection with the ongoing examination of the Company’s 2022 German income tax return, the Company received initial correspondence from the German Federal Central Tax Office regarding the Company’s tax treatment of certain transactions related to its intercompany financing arrangements. The examination remains in its preliminary stages, and no assessment has been issued.

The Company has evaluated the information received from the tax authority, including the positions asserted in the correspondence, and continues to believe that its tax treatment is supportable and meets the more-likely-than-not recognition threshold under ASC 740, Income Taxes. Accordingly, no adjustment has been recorded in the accompanying consolidated financial statements. While the ultimate outcome of the matter is uncertain and cannot be predicted with certainty at this time, if the tax authority were to prevail in full, the additional tax exposure associated with the matter would be approximately €7 million, excluding any related interest and penalties.
9.    Debt
Debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Term Loan Facility	$190,000	$190,000
Revolving Credit Facility	30,000	30,000
New Delayed Draw Term Loan Facility	150,000	—
Total principal debt	370,000	220,000
Less: Unamortized debt issuance costs(a)	(6,577)	(4,886)
Total debt	363,423	215,114
Less: Current portion of long-term debt	—	—
Long-term debt, net	$363,423	$215,114
(a) Additional unamortized debt issuance costs totaling $1.4 million and $1.5 million related to the Revolving Credit Facility are included in “Other long-term assets” in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. Additional unamortized debt issuance costs totaling $1.1 million related to the New Delayed Draw Term Loan Facility are included in “Other long-term assets” in the Consolidated Balance Sheets as of December 31, 2025 as a result of the Amendment discussed below.
Our liquidity needs arise from the funding of our cost of operations and capital expenditures and from debt service on our indebtedness. We believe that cash generated from operations, together with amounts available under our Revolving Credit Facility, as defined below, will be adequate to permit us to meet our obligations over the next twelve months from the date of this report.

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
The remaining $30.0 million of undrawn availability under the Revolving Credit Facility as of June 30, 2026 may be drawn for working capital, capital expenditures, and other general corporate purposes. The Delayed Draw Term Loan Facility remained undrawn and was terminated on July 2, 2025 as we entered into separate, privately negotiated exchange agreements with the Holders of the Convertible Senior Notes as discussed below.
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
Prior to the May 2026 borrowing described below, and subject to the satisfaction of a specified maximum total net leverage ratio and other customary conditions, we were permitted to borrow under the New Delayed Draw Term Loan Facility at any time and from time to time on or prior to September 12, 2027. Borrowings under the New Delayed Draw Term Loan Facility were permitted to be used to fund permitted acquisitions (including any earnouts and other similar payments in connection therewith), other investments permitted by the Credit Agreement and capital expenditures, among other things. Loans borrowed under the New Delayed Draw Term Loan Facility have the same terms and interest rate margins as the loans under the Existing Term Loan Facility.
In May 2026, in connection with our acquisition of Endospan, we borrowed $150.0 million under the New Delayed Draw Term Loan Facility, as further described below. The proceeds of borrowings were used in part to fund the upfront purchase price for the acquisition of Endospan. See Part I, Item 1, Note 4 – “Acquisition of Endospan” for further discussion of the Endospan Acquisition.
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

Covenants
The Credit Facilities contain certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. The covenants include a financial maintenance covenant that requires the company’s total net leverage ratio, as defined in the agreement, to be not greater than 6.25x for the test periods from the second quarter of fiscal year 2024 through the fourth quarter of fiscal year 2024 and not greater than 5.75x from the first quarter of fiscal year 2025 and thereafter. As of June 30, 2026 we are in compliance with our debt covenants.
Interest
On and after the Second Amendment Effective Date, borrowings under the Revolving Credit Facility bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 2.50%, or the Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.50%. In addition, we are required to pay fees of 0.50% per annum on the daily unused amount of the Revolving Credit Facility and, prior to the borrowing described below, a fee of 1.00% per annum on the daily unused amount of the New Delayed Draw Term Loan Facility.
In May 2026, we borrowed $150.0 million under the New Delayed Draw Term Loan Facility, after which the 1.00% unused commitment fee ceased to apply. The borrowings under the Term Loan Facilities bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 3.75%, or SOFR plus a margin of 4.75%. As of June 30, 2026 the stated interest rates on the Term Loan Facility, Revolving Credit Facility, and New Delayed Draw Term Loan Facility were 8.44%, 7.19%, and 8.40%, respectively. As of June 30, 2026 the effective interest rates on the Term Loan Facility and New Delayed Draw Term Loan Facility were 9.07% and 8.79%, respectively.
Debt Discount and Debt Issuance Costs
In connection with the Amendment, we capitalized $0.5 million in debt issuance costs under the Existing Term Loan Facility, $0.2 million in other long-term assets under the Existing Revolving Credit Facility, and $1.1 million in other long-term assets under the New Delayed Draw Term Loan Facility.
In May 2026, upon borrowing $150.0 million under the New Delayed Draw Term Loan Facility, the lender withheld a draw fee of $1.1 million, that was accounted for as deferred financing costs, resulting in net cash proceeds of $148.9 million. Upon the borrowing, we reclassified $1.1 million of previously capitalized debt issuance costs from other long-term assets as a deduction from the carrying amount of the New Delayed Draw Term Loan Facility. In connection with the borrowing, the debt discount and debt issuance costs associated with the New Delayed Draw Term Loan Facility totaled $2.3 million and are being amortized to interest expense over the term of the facility.
Non-cash amortization of debt issuance costs and debt discounts for our Credit Facilities totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2026, respectively, as compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2025, respectively.
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

The Convertible Senior Notes could have been settled in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the Convertible Senior Notes was 42.6203 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $23.46 per share, subject to adjustments. We used the if-converted method for assumed conversion of the Convertible Senior Notes for the diluted earnings per share calculation in periods prior to inducement.
We did not incur interest expense for the three and six months ended June 30, 2026 due to the Convertible Senior Notes settlement in July 2025, as discussed above. We incurred $0.8 million and $2.1 million of interest expense on the Convertible Senior Notes for the three and six months ended June 30, 2025, respectively. Interest on the Convertible Senior Notes began accruing upon issuance and was payable semi-annually.
10.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of June 30, 2026 and December 31, 2025 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
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
Net revenues by geographic location based on the location of the customer were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America	$62,333	$57,569	$121,028	$105,362
EMEA	44,548	38,713	88,534	75,758
APAC	12,169	11,131	20,859	19,345
LATAM	6,707	5,559	11,673	11,485
Total revenues	$125,757	$112,972	$242,094	$211,950
Also see segment disaggregation information in Note 14 below.

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
Equity Grants
During the six months ended June 30, 2026 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs will be achieved at target levels, together totaled 839,000 shares and had an aggregate grant date fair value of $28.6 million.
During the six months ended June 30, 2025 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 897,000 shares and had an aggregate grant date fair value of $23.2 million.
The Committee did not authorize any grants of stock options during the six months ended June 30, 2026 and 2025.
Employees purchased common stock totaling 41,000 and 44,000 shares in the six months ended June 30, 2026 and 2025, respectively, through the ESPP.
13.    (Loss) Income Per Common Share
The following table sets forth the computation of basic and diluted (loss) income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic (loss) income per common share	2026	2025	2026	2025
Net (loss) income	$(13,510)	$1,345	$(12,093)	$840
Net loss (income) allocated to participating securities	16	(2)	14	(1)
Net (loss) income allocated to common stockholders	$(13,494)	$1,343	$(12,079)	$839

Basic weighted-average common shares outstanding	48,541	44,296	48,309	43,270
Basic (loss) income per common share	$(0.28)	$0.03	$(0.25)	$0.02

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted (loss) income per common share	2026	2025	2026	2025
Net (loss) income	$(13,510)	$1,345	$(12,093)	$840
Net loss (income) allocated to participating securities	16	(2)	14	(1)
Net (loss) income allocated to common stockholders	$(13,494)	$1,343	$(12,079)	$839

Basic weighted-average common shares outstanding	48,541	44,296	48,309	43,270
Effect of dilutive stock options and awards	—	1,082	—	1,233
Diluted weighted-average common shares outstanding	48,541	45,378	48,309	44,503
Diluted (loss) income per common share	$(0.28)	$0.03	$(0.25)	$0.02
We excluded stock options and awards from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three and six months ended June 30, 2026 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive to the net loss. For the three and six months ended June 30, 2025 178,000 and 150,000 potential common shares, respectively, related to stock options and awards were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding.
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

The following table summarizes revenues, cost of products and preservation services, and gross margins for our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Medical devices	$99,905	$87,444	$191,347	$166,242
Preservation services	25,852	25,528	50,747	45,708
Total revenues	125,757	112,972	242,094	211,950

Cost of products and preservation services:
Medical devices	33,991	28,315	63,688	53,578
Preservation services	11,249	11,545	22,441	21,683
Total cost of products and preservation services	45,240	39,860	86,129	75,261

Gross margin:
Medical devices	65,914	59,129	127,659	112,664
Preservation services	14,603	13,983	28,306	24,025
Total gross margin	$80,517	$73,112	$155,965	$136,689
Net revenues by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Products:
Aortic stent grafts	$46,414	$39,841	$90,811	$76,443
On-X	30,506	25,572	56,457	47,146
Surgical sealants	19,287	19,288	38,092	37,394
Other	3,698	2,743	5,987	5,259
Total products	99,905	87,444	191,347	166,242

Preservation services	25,852	25,528	50,747	45,708
Total revenues	$125,757	$112,972	$242,094	$211,950

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
•The dependencies affecting our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of the agreement with Baxter, our acquisition and integration of Endospan, and our acquisition of Ascyrus, and our beliefs about the costs and timelines for certain regulatory approvals and clinical trial milestones;
•Our beliefs regarding the fair value of our acquisitions, divestitures, and other business development activities and the estimates and assumptions about the future achievements of milestones and future revenues and cash flows related to those business development activities, including our ability to achieve the milestones in the Endospan, Ascyrus, and Baxter transactions;

•Our belief regarding potential future contingent consideration payable pursuant to the Endospan and Ascyrus transactions;
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
We reported quarterly revenues of $125.8 million for the three months ended June 30, 2026, an 11% increase from the three months ended June 30, 2025. The increase in revenues for the three months ended June 30, 2026 was due to an increase in revenues from all products and preservation services other than surgical sealants, which remained relatively flat. Constant currency revenues, as defined below, increased 9% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.
See the “Results of Operations” section below for additional analysis of the three and six months ended June 30, 2026.
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

Results of Operations
($ in thousands)
Revenues

	Revenues for the Three Months Ended June 30,			Revenues as a Percentage of Total Revenues for the Three Months Ended June 30,
	2026	2025	Percent Change	2026	2025
Products:
Aortic stent grafts	$46,414	$39,841	16%	37%	35%
On-X	30,506	25,572	19%	24%	23%
Surgical sealants	19,287	19,288	—%	15%	17%
Other	3,698	2,743	35%	3%	2%
Total products	99,905	87,444	14%	79%	77%

Preservation services	25,852	25,528	1%	21%	23%
Total	$125,757	$112,972	11%	100%	100%

	Revenues for the Six Months Ended June 30,			Revenues as a Percentage of Total Revenues for the Six Months Ended June 30,
	2026	2025	Percent Change	2026	2025
Products:
Aortic stent grafts	$90,811	$76,443	19%	38%	36%
On-X	56,457	47,146	20%	23%	22%
Surgical sealants	38,092	37,394	2%	16%	18%
Other	5,987	5,259	14%	2%	2%
Total products	191,347	166,242	15%	79%	78%

Preservation services	50,747	45,708	11%	21%	22%
Total	$242,094	$211,950	14%	100%	100%
Revenues increased 11% and 14% for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. The increase in revenues for the three months ended June 30, 2026 was primarily due to an increase in revenues from aortic stent grafts and On-X products, and to a lesser extent, preservation services and other products. The increase in revenues for the six months ended June 30, 2026 was primarily due to an increase in revenues from aortic stent grafts, On-X products, and preservation services, and to a lesser extent, surgical sealants and other products.

The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Three Months Ended June 30,				Percent Change From Prior Year
	2026	2025
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$46,414	$39,841	$1,632	$41,473	12%
On-X	30,506	25,572	311	25,883	18%
Surgical sealants	19,287	19,288	361	19,649	-2%
Other	3,698	2,743	7	2,750	34%
Total products	99,905	87,444	2,311	89,755	11%

Preservation services	25,852	25,528	20	25,548	1%
Total	$125,757	$112,972	$2,331	$115,303	9%

North America	62,333	57,569	50	57,619	8%
Europe, the Middle East, and Africa	44,548	38,713	1,781	40,494	10%
Asia Pacific	12,169	11,131	—	11,131	9%
Latin America	6,707	5,559	500	6,059	11%
Total	$125,757	$112,972	$2,331	$115,303	9%

	Revenues for the Six Months Ended June 30,				Percent Change From Prior Year
	2026	2025
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$90,811	$76,443	$5,509	$81,952	11%
On-X	56,457	47,146	945	48,091	17%
Surgical sealants	38,092	37,394	1,110	38,504	-1%
Other	5,987	5,259	32	5,291	13%
Total products	191,347	166,242	7,596	173,838	10%

Preservation services	50,747	45,708	41	45,749	11%
Total	$242,094	$211,950	$7,637	$219,587	10%

North America	121,028	105,362	136	105,498	15%
Europe, the Middle East, and Africa	88,534	75,758	6,462	82,220	8%
Asia Pacific	20,859	19,345	—	19,345	8%
Latin America	11,673	11,485	1,039	12,524	-7%
Total	$242,094	$211,950	$7,637	$219,587	10%
A detailed discussion of the changes in product revenues and preservation services revenues for the three and six months ended June 30, 2026 is presented below.
Products

Revenues from products increased 14% and 15% for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. The increase for the three months ended June 30, 2026 was primarily due to an increase in revenues from aortic stent grafts and On-X products, and to a lesser extent, other products. The increase for the six months ended June 30, 2026 was primarily due to an increase in revenues from aortic stent grafts and On-X products, and to a lesser extent, surgical sealants and other products.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, Brazilian Reals, Polish Zlotys, British Pounds, Canadian Dollars, and Swiss Francs with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, the US Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.

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
Revenues from the sales of aortic stent grafts increased 16% and 19% for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. These increases were primarily due to an increase in the volume of units sold, and to a lesser extent, the favorable effect of foreign exchange rates.
Constant currency revenues from the sales of aortic stent grafts increased 12% and 11% for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. These increases for the three and six months ended June 30, 2026 were primarily due to revenue increases in Europe, the Middle East, and Africa (collectively, “EMEA”) and North America. The revenue increases in EMEA for the three and six months ended June 30, 2026 were primarily due to an increase in volume of products sold within the aortic stent graft product line in direct (to hospitals) markets. The revenue increases in North America for the three and six months ended June 30, 2026 were primarily due to an increase in sales of AMDS, reflecting increased adoption following the grant of a humanitarian device exemption (“HDE”) by the FDA in December 2024 for use of the AMDS™ Hybrid Prosthesis in acute DeBakey Type I dissections in the presence of malperfusion. The HDE allowed for, subject to certain restrictions, commercial distribution of AMDS in the United States (“US”) prior to the approval of a Premarket Approval Application, which we received in June 2026, allowing for full commercial distribution of AMDS in the US. The revenue increases for the six months ended June 30, 2026 were partially offset by revenue decreases in Asia Pacific (“APAC”) and Latin America (“LATAM”), primarily due to customer buying patterns in certain markets.
For the three and six months ended June 30, 2026 and 2025, the substantial majority of aortic stent graft revenues were generated from geographies outside the US.

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
Revenues from the sales of On-X products increased 19% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This increase was primarily due to higher average sales prices and an increase in the volume of units sold.
Revenues from the sales of On-X products increased 20% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This increase was primarily due to an increase in the volume of units sold and an increase in average sales prices.
Constant currency revenues from the sales of On-X products increased 18% and 17% for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. The increase in revenues for the three and six months ended June 30, 2026 was primarily due to growth in North America, EMEA, and APAC, reflecting gains in market share.
Domestic revenues from the sales of On-X products accounted for 58% and 60% of total On-X revenues for the three and six months ended June 30, 2026, respectively, as compared to 61% and 63% for the three and six months ended June 30, 2025, respectively.

Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants were flat for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to a decrease in the volume of milliliters sold, offset by favorable foreign exchange rates and, to a lesser extent, an increase in average sales prices.
Revenues from the sales of surgical sealants increased 2% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This increase was primarily due to favorable foreign exchange rates and, to a lesser extent, an increase in average sales prices, partially offset by a decrease in the volume of milliliters sold.
Constant currency revenues from the sales of surgical sealants decreased 2% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease for the three months ended June 30, 2026 was primarily due to revenue decreases in EMEA and North America, partially offset by revenue increases in APAC and LATAM. Revenue variability across international markets primarily reflected the timing of hospital and distributor purchases and buying patterns. North America revenues decreased due to lower unit sales primarily reflecting the timing of customer orders, partially offset by higher average selling prices.
Constant currency revenues from the sales of surgical sealants decreased 1% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease for the six months ended June 30, 2026 was primarily due to revenue decreases in LATAM and EMEA, partially offset by revenue increases in APAC and North America. Revenue variability across international markets primarily reflected the timing of hospital and distributor purchases and buying patterns, while APAC growth also benefited from increased adoption in certain markets. The revenue increase in North America for the six months ended June 30, 2026 was primarily due to an increase in average sales prices.
Domestic revenues from the sales of surgical sealants accounted for 45% and 48% of total surgical sealant revenues for the three and six months ended June 30, 2026, respectively, as compared to 48% for both the three and six months ended June 30, 2025.
Other
Other revenues are comprised of revenues from PhotoFix and PerClot.
Other revenues increased 35% and 14% for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. The increase was primarily due to an increase in PerClot product revenues resulting from an increase in volume of units sold.
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

Revenues from tissue processing increased 1% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to an increase in average sales prices, partially offset by a decrease in the volume of tissues shipped. Shipment volumes during the three months ended June 30, 2025 benefited from the release of a backlog of tissues resulting from the 2024 cybersecurity incident, which started to release during the second quarter of 2025.
Revenues from tissue processing increased 11% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to an increase in the volume of tissues shipped as well as an increase in average sales prices. Revenues for the three months ended March 31, 2025 were adversely affected by a backlog of tissues resulting from the 2024 cybersecurity incident. The backlog started to release during the second quarter of 2025, as discussed above.
Cost of Products and Preservation Services
Cost of Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of products	$33,991	$28,315	$63,688	$53,578
Cost of products increased 20% and 19% for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. Cost of products for the three and six months ended June 30, 2026 and 2025 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.
The increase in total cost of products for the three months ended June 30, 2026 was primarily due to an increase in the volume of aortic stent grafts and On-X products shipped, as compared to the three months ended June 30, 2025.
The increase in total cost of products for the six months ended June 30, 2026 was primarily due to an increase in the volume of On-X products and aortic stent grafts shipped, and an increase in the unit cost of certain aortic stent grafts and On-X products shipped, as compared to the six months ended June 30, 2025.
Cost of Preservation Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of preservation services	$11,249	$11,545	$22,441	$21,683
Cost of preservation services decreased 3% for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Cost of preservation services increased 3% for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Cost of preservation services included costs for cardiac and vascular tissue preservation services.
The decrease in total cost of preservation services for the three months ended June 30, 2026 was primarily due to a decrease in the unit cost and volume of certain tissues shipped, as compared to the three months ended June 30, 2025.
The increase in total cost of preservation services for the six months ended June 30, 2026 was primarily due to an increase in the volume of certain tissues shipped, partially offset by a decrease in the unit cost of certain tissues shipped, as compared to the six months ended June 30, 2025.

Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross margin	$80,517	$73,112	$155,965	$136,689
Gross margin as a percentage of total revenues	64%	65%	64%	64%
Gross margin increased 10% and 14% for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025.
The increase in gross margin for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to higher average selling prices for certain products and tissues shipped, an increase in volume of certain products shipped, and favorable foreign currency effects for the three months ended June 30, 2026. The increase was partially offset by unfavorable cost of certain products shipped, as compared to the three months ended June 30, 2025. Gross margin as a percentage of total revenues decreased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Gross margin as a percentage of total revenues was negatively impacted by an unfavorable geographic mix and unfavorable costs of certain products and tissues shipped, partially offset by favorable pricing of certain products shipped, during the three months ended June 30, 2026.
The increase in gross margin for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to a favorable mix of certain products and tissues shipped, an increase in the average sales price of certain products and tissues shipped, a favorable effect of foreign exchange rates, and an increase in volume of certain products and tissues shipped for the six months ended June 30, 2026. The increase was partially offset by unfavorable cost of certain products and tissues shipped, as compared to the six months ended June 30, 2025. Gross margin as a percentage of total revenues was flat for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Gross margin as a percentage of total revenues was impacted by unfavorable costs of certain products and certain tissues shipped, offset by favorable pricing of certain products and tissues shipped during the six months ended June 30, 2026.
Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General, administrative, and marketing expenses	$79,826	$57,665	$140,646	$112,369
General, administrative, and marketing expenses as a percentage of total revenues	63%	51%	58%	53%

General, administrative, and marketing expenses increased 38% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, which includes the impact of the Ascyrus contingent consideration fair value adjustment loss of $8.0 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively. The remaining general, administrative, and marketing expenses for the three months ended June 30, 2026 increased $16.8 million, primarily due to $11.7 million of Endospan acquisition transaction costs, of which $10.2 million related to transaction bonuses for Endospan employees associated with the Endospan acquisition, as well as investments in sales and marketing, and increased non-cash stock compensation expenses.

General, administrative, and marketing expenses increased 25% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, which includes the impact of the Ascyrus contingent consideration fair value adjustment loss of $9.7 million and gain of $0.2 million for the six months ended June 30, 2026 and 2025, respectively. The remaining general, administrative, and marketing expenses for the six months ended June 30, 2026 increased $18.4 million, primarily due to $12.5 million of Endospan acquisition transaction costs, of which $10.2 million related to transaction bonuses for Endospan employees associated with the Endospan acquisition, as well as investments in sales and marketing and information technology, and increased non-cash stock compensation expenses. These increases were partially offset by $1.5 million in net cyber insurance recoveries received.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$9,055	$7,063	$17,896	$13,791
Research and development expenses as a percentage of total revenues	7%	6%	7%	7%
Research and development expenses increased 28% and 30% for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. Research and development spending for the three and six months ended June 30, 2026 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts.
Interest Expense
Interest expense was $7.3 million and $12.6 million for the three and six months ended June 30, 2026, respectively, as compared to $7.3 million and $14.9 million for the three and six months ended June 30, 2025, respectively. Interest expense for the six months ended June 30, 2026 decreased primarily due to lower variable interest rates on our credit facilities and reduced interest expense as a result of the settlement of the Convertible Senior Notes, partially offset by interest incurred on the New Delayed Draw Term Loan borrowed in May 2026. See Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of the settlement of the Convertible Senior Notes and the borrowing under the New Delayed Draw Term Loan.
Losses on Inducement/Extinguishment of Debt
During the three and six months ended June 30, 2025 we recorded a loss on inducement of convertible debt of $2.7 million in connection with the settlement of our Convertible Senior Notes. See Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our Convertible Senior Notes.
Other Income
Other income was $3.6 million and $3.3 million for the three and six months ended June 30, 2026, respectively, as compared to $5.0 million and $8.0 million of income for the three and six months ended June 30, 2025, respectively. For the three months ended June 30, 2026, other income primarily included a $4.3 million gain from fair value adjustments to loans issued in connection with our acquisition of Endospan, partially offset by a net $0.7 million loss from realized and unrealized effects of foreign currency gains and losses. Other income for the six months ended June 30, 2026 primarily included a $4.8 million gain associated with fair value adjustments to loans issued in connection with our acquisition of Endospan, partially offset by a net $1.6 million loss from realized and unrealized effects of foreign currency gains and losses.
Income Tax Expense
Our effective income tax rate was (15)% and (6)% for the three and six months ended June 30, 2026, respectively, as compared to 61% and 29% for the three and six months ended June 30, 2025, respectively. Our income tax rate varied from the US statutory rate of 21% predominately due to state income taxes, non-deductible executive compensation, changes in our valuation allowance for current period losses and changes in estimates of our expected recovery of net deferred tax assets, excess tax deductions on stock-based compensation, and foreign withholding taxes. The year-over-year changes to the effective income tax rate were largely attributable to the shift from pre-tax book income in each respective period in 2025 to pre-tax book losses in each respective period in 2026.

On July 4, 2025 the One Big Beautiful Bill Act (“OBBBA”) was enacted in the US. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have reflected the impact of the enactment in our results for the three and six months ended June 30, 2026.

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
Liquidity and Capital Resources
Our primary uses of liquidity include the payment of operating expenses, capital expenditures, servicing of debt and the funding of acquisitions or other collaborative arrangements. Our primary sources of funding are operating cash flows and borrowings under our debt facilities. As of June 30, 2026 we had approximately $370.0 million of total principal indebtedness outstanding.
Our liquidity as of June 30, 2026 consisted of cash and cash equivalents of $77.3 million and unused commitments of $30.0 million under a revolving credit facility (see “Credit Facilities” below). As of June 30, 2026 approximately 28% of our cash and cash equivalents were held in foreign jurisdictions. Our practice is to maintain sufficient liquidity through cash from operations and our revolving credit facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations, together with amounts available under our Credit Facilities, as defined below, will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

Our future cash requirements are expected to include interest payments under our credit facilities, expenditures for clinical trials, research and development expenditures, general working capital needs, capital expenditures, other corporate purposes, and may include cash to fund other business development activities including obligations pursuant to the acquisition of Ascyrus and Endospan. In July 2026, following receipt of FDA approval of the premarket approval application for the AMDS, we made a contingent payment of $25.0 million under the Ascyrus Agreement. These items may have a significant effect on our future cash flows during the next twelve months. Subject to the terms of our credit facilities, we may seek additional borrowing capacity or financing, pursuant to our current or any future shelf registration statement, for general corporate purposes or to fund other future cash requirements. If we undertake any further significant business development activity, we may need to finance such activities by obtaining additional debt financing or using a registration statement to sell equity securities. There can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us.

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
In May 2026 in connection with our acquisition of Endospan, we borrowed $150.0 million under the New Delayed Draw Term Loan Facility, as further described below. The proceeds of borrowings were used in part to fund the upfront purchase price for the acquisition of Endospan. See Part I, Item 1, Note 4 – “Acquisition of Endospan” for further discussion of the Endospan Acquisition.
In connection with the borrowing, the lender withheld a $1.1 million draw fee, resulting in net cash proceeds of $148.9 million. In addition, we reclassified $1.1 million of previously capitalized debt issuance costs from other long-term assets as a deduction from the carrying amount of the facility. Accordingly, the related debt discount and debt issuance costs totaled $2.3 million and are being amortized to interest expense over the term of the facility.
The final scheduled maturity date of the Credit Facilities is January 18, 2031. There are no scheduled repayments of principal required to be made prior to the final maturity date. We have the right to prepay loans under the Credit Agreement in whole or in part at any time, subject to certain premium payment requirements. Amounts repaid in respect of loans under the Term Loan Facilities may not be reborrowed. The Credit Facilities currently bear interest at the Secured Overnight Financing Rate (“SOFR”) plus applicable margins. As of June 30, 2026 the stated interest rates on the Term Loan Facility, Revolving Credit Facility, and New Delayed Draw Term Loan Facility were 8.44%, 7.19%, and 8.40%, respectively. See Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our new Ares Credit Agreement.
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

Cash Flows
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows (used in) provided by:
Operating activities	$(112)	$(1,942)
Investing activities	(139,912)	(6,925)
Financing activities	152,851	6,535
Effect of exchange rate changes on cash and cash equivalents	(419)	2,345
Increase in cash and cash equivalents	$12,408	$13
Net Cash Flows from Operating Activities

Net cash used in operating activities decreased by $1.8 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, as an increase in cash collected from customers and the insurance recoveries associated with the 2024 cybersecurity incident were partially offset by transaction and integration expenditures associated with our acquisition of Endospan, the $10.2 million payment for transaction bonuses for Endospan employees associated with the Endospan acquisition, and an increase in inventories to support revenue growth.
Net Cash Flows from Investing Activities
Net cash used in investing activities was $139.9 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 cash flows used in investing activities included $116.7 million of payments related to the acquisition of Endospan, net of cash acquired, $18.8 million of cash used for capital expenditures, $3.0 million of payments under the Endospan agreements, and $1.5 million payment related to sale of PerClot.
Net Cash Flows from Financing Activities
Net cash provided by financing activities was $152.9 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively. The current year cash provided by financing activities was primarily due to $148.9 million of proceeds received on the New Delayed Draw Term Loan Facility, $3.2 million of proceeds from financing insurance premiums, $2.6 million of proceeds from the exercise of stock options and issuances of common stock, partially offset by $1.4 million for principal payments on short-term notes payable.
Scheduled Contractual Obligations and Future Payments

In May 2026, we borrowed $150.0 million under the New Delayed Draw Term Loan Facility in connection with our acquisition of Endospan. As of June 30, 2026, our total principal indebtedness was $370.0 million, and our anticipated interest payments related to the Term Loan Facility, Revolving Credit Facility, and New Delayed Draw Term Loan Facility were $143.7 million.

We also have contingent payment obligations of up to $200.0 million payable to the former security holders of Endospan upon the achievement of certain performance milestones related to NEXUS.

In July 2026 we made a $25.0 million contingent payment upon FDA approval of the PMA application for the AMDS. Following this payment, we may be required to pay up to an additional $75.0 million under the Ascyrus Agreement upon the achievement of specified sales milestones. See Part I, Item 1, Note 3 – “Acquisition of Ascyrus” for additional information.

Other than the borrowing, related anticipated interest payments, contingent payment obligations, and payment described above, there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Capital Expenditures
Capital expenditures were $18.8 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively. Capital expenditures for the six months ended June 30, 2026 were primarily related to computer software development, purchases of manufacturing and tissue processing equipment, leasehold improvements, and computer equipment to support our business.

Off-Balance Sheet Commitments and Arrangements

As of June 30, 2026 there have been no material changes to our indemnification obligations as disclosed in Part II, Item 8, Note 11 – “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2025. For information concerning contingencies, see Note 10 – “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 – “Basis of Presentation and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q.
Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, including the effects of changes in interest rates (including credit spreads) and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. As of June 30, 2026 there has been no material change in the information reported under Part II, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and the COO, CFO and Treasurer, as of June 30, 2026 the CEO and the COO, CFO and Treasurer have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes to Disclosure Controls and Procedures
During the three months ended June 30, 2026, there were no changes, including changes related to the January 1, 2026 upgrade of our German Enterprise Resource Planning system, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

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
Our operations and performance have been, and may continue to be, impacted by regional and global geopolitical conditions, domestic and foreign trade and monetary policies, and other factors beyond our control, such as Russia’s war with Ukraine and the ongoing Iranian conflict in the Middle East. To date, sanctions and other disruptions in the Eastern European region have not materially impacted our business or ability to supply products to Russia, Belarus, Ukraine, and the region generally; however, continuation or escalation of the wars in Ukraine or instability in the Middle East, and in particular the ongoing conflict in Iran, or increased export controls or additional sanctions imposed on or by impacted countries, their allies, or related entities could adversely affect our financial performance. Although currently we do not have any direct operations in Russia, Ukraine, Gaza, or Syria, on May 18, 2026, we completed our previously announced acquisition of Endospan, and the acquired NEXUS family of products are solely manufactured in Herzliya, Israel. We have not experienced any material disruption of NEXUS supply related to the war in Iran; however, it is difficult to predict the ultimate course of these conflicts and we may face business operations and supply chain disruptions as a result, including disruptions related to shortages of materials and finished goods, higher costs of materials and freight, freight delays, increased energy costs or energy shortages, travel disruptions, currency fluctuation, and disruptions to banking systems or capital markets.

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
We have four internal manufacturing facilities: Austin, Texas for On-X products, Hechingen, Germany for internally manufactured aortic stent grafts, Herzliya, Israel for the NEXUS family of products, and Kennesaw, Georgia for all other products and services. Certain aortic stent graft assemblies are manufactured for us by a contract manufacturer in Slovakia. The AMDS product is manufactured by a supplier in Charlotte, North Carolina. If one of these suppliers or facilities ceases operations temporarily or permanently, for any reason including a pandemic, war, work stoppage, cybersecurity incident, infrastructure or equipment malfunction, or a natural disaster, our business could be substantially disrupted.
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
Our business and future operating results depend in significant part upon the continued contributions of our specialized workforce, including key personnel, qualified personnel with medical device and tissue processing experience, and senior management with experience in the medical device or tissue processing space, some of whom would be difficult to replace. Our business and future operating results, including production at our manufacturing and tissue processing facilities, also depend in significant part on our ability to attract and retain qualified management, operations, processing, marketing, sales, and support personnel. Our primary facilities are in Kennesaw, Georgia; Austin, Texas; Hechingen, Germany; and Herzliya, Israel, where the supply of qualified medical device and tissue processing and other personnel is limited, competition for such personnel is significant, and we cannot ensure that we will be successful in attracting or retaining them. We face risks if we lose any key employees to other employers or due to severe illness, death, or retirement, if any of our key employees fail to perform adequately, or if we are unable to attract and retain skilled employees. Competition for talent and worker shortages at all levels have impacted supply chains and distribution channels and our ability to attract and retain the specialized workforce necessary for our business and operations.

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
Additionally, our ability to realize the anticipated business opportunities, growth prospects, synergies, and other benefits of our Endospan acquisition depends on a number of additional factors including our ability to: (a) successfully commercialize the NEXUS family of products, raise capital, and drive adoption in markets in and outside of Europe; (b) meet demand for the NEXUS family of products; (c) meet quality and regulatory requirements for the NEXUS family of products; (d) manage any intellectual property risks and uncertainties associated with the NEXUS family of products; (e) obtain FDA approval of the NEXUS family of products; (f) develop the NEXUS family of products, and other product improvements to meet competitive threats and physician demand.
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
Our relationships with physicians, hospitals, government officials, healthcare providers, and others are subject to scrutiny under various US and international bribery, anti-kickback, false claims, privacy, transparency, and similar laws, often referred to collectively as “healthcare compliance laws.” Healthcare compliance laws are broad, sometimes ambiguous, counterintuitive, complex, and subject to change and changing interpretations. Our global expansion into higher-risk regions, Russia’s ongoing war with Ukraine, the ongoing Iranian conflict in the Middle East, and the current and future sanctions imposed on Russia and others as a result may exacerbate these risks. See also Part I, Item 1A, “Risk Factors – Business and Economic Risks - We are subject to a variety of risks due to our international operations and continued global expansion.” Possible sanctions for violation of these healthcare compliance laws include fines, civil and criminal penalties, exclusion from government healthcare programs, and despite our compliance efforts, we face the risk of an enforcement activity or a finding of a violation of these laws.
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
We are subject to an increasing number of federal, state, and foreign laws and regulations to address topics relating to data privacy, sustainability, and artificial intelligence. These regulations, some of which can be enforced by private parties or governmental entities, have been or are being promulgated and are constantly evolving and becoming increasingly complex and rigorous. These laws and regulations may include new compliance or disclosure requirements which increase our operating costs and require significant management investment. Many of these laws and regulations, including, but not limited to, the European Union’s General Data Protection Regulation (“GDPR”) also include significant penalties for noncompliance. Although our practices, policies, and procedures are intended to comply with relevant laws and regulations, there can be no assurance that regulatory or enforcement authorities will view our arrangements as being in compliance, or that one or more of our employees or agents will not disregard aspects of our compliance programs. Any resulting government enforcement activities may be costly, result in negative publicity, or subject us to significant penalties.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase any of its equity securities during the three months ended June 30, 2026.
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

Item 5. Other Information.
Insider Trading Arrangements and Policies
On June 10, 2026 Anthony B. Semedo, one of the Company’s directors, adopted Rule 10b5-1 trading arrangement, pursuant to which he may sell up to 10,000 shares of the Company’s common stock. The duration of the trading arrangement is from September 7, 2026 to June 30, 2027. This trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated the contracts, instructions, or written plans for the purchase or sale of the Company’s securities during the three months ended June 30, 2026.

Item 6. Exhibits.
The exhibit index can be found below.

Exhibit Number	Description
31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Lance A. Berry pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 USC. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
10.1*	Amendment No. 3 to Securities Purchase Option Agreement, dated May 17, 2026, by and among Artivion, Inc., Endospan Ltd., and Shareholder Representative Services LLC, as the securityholder representative.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
______________________

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.
+	The Registrant has redacted exhibit provisions or terms that are both not material and would likely cause competitive harm to the Registrant if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTIVION, INC.
(Registrant)

/s/ J. PATRICK MACKIN	/s/ LANCE A. BERRY
J. PATRICK MACKIN	LANCE A. BERRY
Chairman, President, and Chief Executive Officer (Principal Executive Officer)	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

August 7, 2026	August 7, 2026
DATE	DATE