Form 10-Q
period 2026-09-30
ARTIVION, INC.
filed 2026-11-06
CIK 784199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common Stock, $0.01 par value	48,789,772

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
In Thousands, Except Per Share Data
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Products	$98,160	$87,665	$289,507	$253,907
Preservation services	25,630	25,723	76,377	71,431
Total revenues	123,790	113,388	365,884	325,338

Cost of products and preservation services:
Products	35,701	27,811	99,389	81,389
Preservation services	12,112	11,182	34,553	32,865
Total cost of products and preservation services	47,813	38,993	133,942	114,254

Gross margin	75,977	74,395	231,942	211,084

Operating expenses:
General, administrative, and marketing	63,222	57,281	203,868	169,650
Research and development	9,808	8,078	27,704	21,869
Total operating expenses	73,030	65,359	231,572	191,519
Gain from sale of non-financial assets	—	(3,500)	—	(3,500)

Operating income	2,947	12,536	370	23,065

Interest expense	8,518	6,119	21,138	21,052
Interest income	(102)	(240)	(674)	(452)
Losses on inducement/extinguishment of debt	—	—	—	2,664
Other expense (income), net	451	(399)	(2,814)	(8,442)

(Loss) income before income taxes	(5,920)	7,056	(17,280)	8,243
Income tax expense	2,006	554	2,739	901

Net (loss) income	$(7,926)	$6,502	$(20,019)	$7,342

(Loss) income per share
Basic	$(0.16)	$0.14	$(0.41)	$0.16
Diluted	$(0.16)	$0.13	$(0.41)	$0.16

Weighted-average common shares outstanding:
Basic	48,718	47,233	48,447	44,605
Diluted	48,718	48,775	48,447	45,993

Net (loss) income	$(7,926)	$6,502	$(20,019)	$7,342
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	1,021	541	(8,736)	22,640
Comprehensive (loss) income	$(6,905)	$7,043	$(28,755)	$29,982
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In Thousands

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,399	$64,908
Trade receivables, net	94,912	89,758
Other receivables	11,461	13,921
Inventories	107,053	92,427
Deferred preservation costs	53,730	54,531
Prepaid expenses and other	23,256	42,537
Total current assets	338,811	358,082

Goodwill	344,961	254,091
Acquired technology, net	145,901	123,664
Operating lease right-of-use assets, net	35,539	34,701
Property and equipment, net	81,728	64,988
Other intangibles, net	76,008	32,831
Deferred tax assets, net	1,273	1,201
Other long-term assets	17,867	15,238
Total assets	$1,042,088	$884,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,632	$16,042
Accrued compensation	18,914	22,484
Accrued expenses	17,721	16,447
Accrued interest	6,620	4,815
Taxes payable	4,095	7,489
Accrued procurement fees	1,797	3,436
Current portion of contingent consideration	—	20,690
Current maturities of operating leases	5,093	4,649
Current portion of finance lease obligations	857	726
Other current liabilities	3,926	4,778
Total current liabilities	76,655	101,556

Long-term debt, net	363,787	215,114
Non-current contingent consideration	71,100	39,890
Non-current maturities of operating leases	34,715	34,427
Deferred tax liabilities, net	24,721	24,308
Deferred compensation liability	10,687	9,464
Non-current finance lease obligations	2,575	2,698
Other long-term liabilities	11,448	9,107
Total liabilities	$595,688	$436,564

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.01 par value per share, 5,000 shares authorized, no shares issued	—	—
Common stock $0.01 par value per share, 75,000 shares authorized, 50,277 and 49,330 shares issued as of September 30, 2026 and December 31, 2025, respectively	503	493
Additional paid-in capital	543,517	516,604
Retained deficit	(71,517)	(51,498)
Accumulated other comprehensive loss	(11,455)	(2,719)
Treasury stock, at cost, 1,487 shares as of September 30, 2026 and December 31, 2025	(14,648)	(14,648)
Total stockholders’ equity	446,400	448,232

Total liabilities and stockholders’ equity	$1,042,088	$884,796
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Net cash flows from operating activities:
Net (loss) income	$(20,019)	$7,342

Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	20,432	16,701
Non-cash compensation	22,802	20,302
Non-cash lease expense	3,968	3,824
Write-down of inventories and deferred preservation costs	3,765	3,779
Deferred income taxes	(835)	(1,484)
Change in fair value of contingent consideration	13,738	2,390
Losses on inducement/extinguishment of debt	—	2,664
Gain from sale of non-financial assets	—	(3,500)
Other	(2,089)	(7,315)
Changes in operating assets and liabilities, net of acquisition:
Receivables	(4,038)	(924)
Inventories and deferred preservation costs	(16,409)	(11,563)
Prepaid expenses and other assets	(4,511)	(4,703)
Accounts payable, accrued expenses, and other liabilities	(21,472)	(7,193)
Net cash flows (used in) provided by operating activities	(4,668)	20,320

Net cash flows from investing activities:
Capital expenditures	(31,764)	(11,534)
Acquisition of Endospan, net of cash acquired	(116,661)	—
Payments related to sale of non-financial assets	(1,500)	—
Other	(3,000)	—
Net cash flows used in investing activities	(152,925)	(11,534)

Net cash flows from financing activities:
Proceeds from issuance of long-term debt, net	148,875	—
Repayment of debt	—	(207)
Proceeds from exercise of stock options and issuance of common stock	4,121	9,613
Payment of debt issuance costs	—	(1,750)
Proceeds from financing insurance premiums	3,217	3,117
Principal payments on short-term notes payable	(2,309)	(1,395)
Payment of contingent consideration	(11,686)	—
Other	(648)	(526)
Net cash flows provided by financing activities	141,570	8,852

Effect of exchange rate changes on cash and cash equivalents	(486)	2,325
(Decrease) increase in cash and cash equivalents	(16,509)	19,963

Cash and cash equivalents beginning of period	64,908	53,463
Cash and cash equivalents end of period	$48,399	$73,426
See accompanying Notes to Condensed Consolidated Financial Statements

Artivion, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
In Thousands
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2026	50,179	$502	$535,798	$(63,591)	$(12,476)	(1,487)	$(14,648)	$445,585
Net loss	—	—	—	(7,926)	—	—	—	(7,926)
Other comprehensive income, net of tax	—	—	—	—	1,021	—	—	1,021
Equity compensation	20	—	6,224	—	—	—	—	6,224
Exercise of options	4	—	76	—	—	—	—	76
Employee stock purchase plan	74	1	1,419	—	—	—	—	1,420
Balance at September 30, 2026	50,277	$503	$543,517	$(71,517)	$(11,455)	(1,487)	$(14,648)	$446,400

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	49,330	$493	$516,604	$(51,498)	$(2,719)	(1,487)	$(14,648)	$448,232
Net loss	—	—	—	(20,019)	—	—	—	(20,019)
Other comprehensive loss, net of tax	—	—	—	—	(8,736)	—	—	(8,736)
Equity compensation	729	7	22,795	—	—	—	—	22,802
Exercise of options	103	1	1,628	—	—	—	—	1,629
Employee stock purchase plan	115	2	2,490	—	—	—	—	2,492
Balance at September 30, 2026	50,277	$503	$543,517	$(71,517)	$(11,455)	(1,487)	$(14,648)	$446,400

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

Artivion, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Summary of Significant Accounting Policies
Overview
The accompanying Condensed Consolidated Financial Statements include the accounts of Artivion, Inc. and its subsidiaries (“Artivion,” the “Company,” “we,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Consolidated Balance Sheet as of December 31, 2025 has been derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements as of, and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the US Securities and Exchange Commission (the “SEC”). Accordingly, such statements do not include all the information and disclosures that are required by US GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (including those of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes included in Artivion’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 18, 2026.
Foreign Currency Translation and Transactions
Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average exchange rates throughout the year. Foreign currency exchange rate realized and unrealized gains and losses resulting from transactions are included in Other expense (income), net in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and resulted in net losses of $0.6 million and $2.2 million for the three and nine months ended September 30, 2026, respectively, as compared to a net loss of $0.1 million and a net gain of $7.3 million for the three and nine months ended September 30, 2025, respectively. Currency translation adjustments resulting from intra-entity loans that are of a long-term investment nature, net of tax, are included in Accumulated other comprehensive loss and resulted in a net gain of $1.3 million and a net loss of $6.5 million for the three and nine months ended September 30, 2026, respectively, as compared to net gains of $0.4 million and $14.0 million for the three and nine months ended September 30, 2025, respectively.
Significant Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in our Form 10-K for the year ended December 31, 2025. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The Condensed Consolidated Financial Statements are prepared in accordance with US GAAP, which require us to make estimates and assumptions. Except for the adoption of a new accounting policy as described below, we did not experience any significant changes during the three and nine months ended September 30, 2026 in any of our Significant Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2025.
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
In September 2025 the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs under Subtopic 350-40. The amendments remove references to prescriptive and sequential software development stages and clarify when entities begin capitalizing internal-use software costs. The updated standard is effective for financial statements issued for fiscal years beginning after December 15, 2027. We early adopted ASU 2025-06 on a prospective basis effective January 1, 2026. See further discussion below regarding our accounting for internal-use software.
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

Capitalized internal-use software includes software used in manufacturing operations, which is included in Property and equipment, net, and software used in non-manufacturing activities, which is included in Other intangibles, net, in the Condensed Consolidated Balance Sheets. We apply the disclosure requirements of ASC 360-10 to all capitalized internal-use software, regardless of balance sheet presentation.

Capitalized internal-use software is stated at cost less accumulated amortization. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful lives of the related assets, generally five years, beginning when the software is substantially complete and ready for its intended use.

Internal-use software, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Internal-use software	$31,590	$21,738
Less: Accumulated amortization	(7,637)	(8,936)
Internal-use software, net	$23,953	$12,802

As of September 30, 2026, of the $24.0 million net carrying amount of internal-use software, $7.4 million was included in Property and equipment, net and $16.6 million was included in Other intangible assets, net in the Condensed Consolidated Balance Sheets.

As of December 31, 2025, of the $12.8 million net carrying amount of internal-use software, $1.5 million was included in Property and equipment, net and $11.3 million was included in Other intangible assets, net in the Condensed Consolidated Balance Sheets.

Amortization expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$872	$429	$2,560	$1,376
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
2.    Sale of PerClot

Overview

On July 28, 2021 we entered into an asset purchase agreement, Transitional Manufacturing and Supply Agreement (“TMSA”), and other ancillary agreements related to the sale of PerClot®, a polysaccharide hemostatic agent used in surgery (“PerClot”), to a subsidiary of Baxter International, Inc. (“Baxter”) and an agreement to terminate all of our material agreements with Starch Medical, Inc. (“SMI”) related to PerClot (collectively the “Baxter Transaction”). Under the terms of the Baxter Transaction, Baxter will pay an aggregate of up to $54.5 million in consideration (we will receive up to $41.0 million and SMI will receive up to $13.5 million), consisting of (i) $25.0 million at closing, of which $6.0 million was paid to SMI; (ii) $18.8 million upon our receipt of Premarket Approval (“PMA”) from the US Food and Drug Administration (the “FDA”) for PerClot and our transfer of the PMA to Baxter, of which $4.5 million was paid to SMI; and (iii) up to $10.0 million upon Baxter’s achievement of certain cumulative worldwide net sales of PerClot prior to December 31, 2026 and December 31, 2027, of which up to $3.0 million is payable to SMI. In connection with Baxter’s achievement of a cumulative worldwide net sales milestone, we received $5.0 million from Baxter in 2025 and paid $1.5 million to SMI in January 2026. In addition, at the conclusion of our manufacturing and supply services for Baxter, Baxter will pay $0.8 million upon transfer of our PerClot manufacturing equipment. Under the terms of the Baxter Transaction, we will continue to provide to Baxter certain transition services relating to the sale of SMI PerClot outside of the US. Within the terms of the TMSA, we will manufacture and supply PerClot for Baxter post PMA for a contractual period. The TMSA has been extended for an additional 24-month term and will expire in February 2027. We expect to conclude our PerClot manufacturing activities by the end of 2026.
PerClot PMA
Upon receipt of the PMA in May 2023, under the terms of the TMSA, we began manufacturing and supplying PerClot for Baxter and recorded $2.5 million and $4.9 million of PerClot revenues on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income during the three and nine months ended September 30, 2026, respectively, as compared to $0.6 million and $2.4 million during the three and nine months ended September 30, 2025, respectively.

PerClot Sales Milestone
During the second half of 2025, upon Baxter’s achievement of certain cumulative worldwide net sales of PerClot, we recorded a pre-tax gain of $7.0 million, of which $3.5 million was recognized during the three and nine months ended September 30, 2025, and included as Gain from sale of non-financial assets within the Consolidated Statements of Operations and Comprehensive Income (Loss). The $7.0 million gain was comprised of a cash payment of $5.0 million from Baxter, a receivable of $5.0 million due from Baxter, and a payable of $3.0 million due to SMI. The receivable and payable are reflected in Other receivables and Other current liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2025. Pursuant to the terms of the Baxter Transaction, we made a payment of $1.5 million to SMI in January 2026 in connection with Baxter’s achievement of the PerClot sales milestone. As of September 30, 2026, $1.5 million remained payable to SMI and $5.0 million was receivable from Baxter, which were reflected in Other current liabilities and Other receivables, respectively, in the Condensed Consolidated Balance Sheets. The Company expects to receive the $5.0 million from Baxter during the fourth quarter of 2026.
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
Accounting for the Transaction
In June 2026 the FDA approved the PMA application for the AMDS Hybrid Prosthesis for use in patients with acute DeBakey Type I aortic dissections with clinical or radiographic malperfusion, satisfying the related regulatory milestone and triggering the associated $25.0 million contingent payment, which was paid in July 2026. Of the $25.0 million contingent payment, $13.3 million was classified as an operating cash outflow and $11.7 million was classified as a financing cash outflow in the Condensed Consolidated Statement of Cash Flows.
Following the $25.0 million PMA milestone payment made in July 2026, we may be required to pay additional consideration up to $75.0 million to the former shareholders of Ascyrus upon the achievement of certain milestones and the sales-based additional earnout described above.

The contingent consideration represents the estimated fair value of potential future payments. The fair value of the contingent consideration liability was estimated by discounting expected contingent payments to present value based on a probability-weighted scenario approach. We applied a discount rate based on our unsecured credit spread and the term commensurate risk-free rate to the additional consideration to be paid, and considered the probability of achieving the applicable contingent payment milestones and sales-based earnout to calculate the fair value of the contingent consideration. As of September 30, 2026, management expects the maximum sales-based earnout of $75.0 million to be achieved and estimated the fair value of the remaining contingent consideration by discounting the expected payment to present value. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about future revenues and the timing of expected payments, and is, therefore, classified as Level 3 within the fair value hierarchy. We used a discount rate of approximately 17% to calculate the fair value of contingent consideration as of September 30, 2026. We remeasure this liability at each reporting date and record changes in the fair value of the contingent consideration in General, administrative, and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the passage of time, discount rates, the timing and amount of our revenue estimates, and the timing and expectation of regulatory approvals.
We perform quarterly assessments of the fair value of our contingent consideration liabilities. We recorded net fair value losses related to Ascyrus of $1.1 million and $10.8 million for the three and nine months ended September 30, 2026, respectively, as compared to net fair value losses of $2.6 million and $2.4 million for the three and nine months ended September 30, 2025, respectively. These amounts were recognized in General, administrative, and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The $10.8 million net fair value loss recognized during the nine months ended September 30, 2026 was primarily attributable to the increase in the probability of achieving the PMA approval milestone to 100% upon receipt of FDA approval in June 2026 and the passage of time.
As of September 30, 2026 the contingent consideration liabilities related to AMDS totaled $46.4 million, all of which were classified as non-current contingent consideration. During July 2026, we paid $25.0 million related to the PMA approval milestone achieved in June 2026, which reduced the contingent consideration liabilities. As of December 31, 2025 the contingent consideration liabilities totaled $60.6 million.
4.    Acquisition of Endospan
Overview

On May 18, 2026 (the “Acquisition Date”), we acquired 100% of the outstanding securities of Endospan Ltd. (“Endospan”) from its securityholders (the “Endospan Acquisition”). The Endospan Acquisition was completed through the exercise of our purchase option pursuant to the Securities Purchase Option Agreement, dated September 11, 2019, as amended on July 1, 2024, January 9, 2026, and May 17, 2026 (the “Agreement”). Endospan designs, develops, manufactures, and commercializes the NEXUS™ family of aortic arch stent graft systems. The Endospan Acquisition expands our aortic arch product portfolio and provides us with ownership of the NEXUS platform and related product-development pipeline.

We accounted for the Endospan Acquisition as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The Agreement provided for a base purchase price of $175.0 million, payable in cash and subject to adjustments for working capital, indebtedness, cash, transaction expenses, and other specified items. The acquisition-date fair value of total consideration transferred was $174.0 million, as summarized below. At closing, we paid approximately $131.3 million in cash in connection with the Endospan Acquisition. This amount included $10.2 million of transaction bonuses, as further discussed below. The remaining $121.0 million consisted of $106.8 million of cash consideration and $14.2 million paid to settle Endospan debt obligations. Following a $0.2 million measurement period adjustment, which remained unpaid as of September 30, 2026, total cash consideration increased to $107.0 million.

Endospan’s former securityholders are also entitled to receive contingent consideration of up to $200.0 million based on 2.5 times the increase in worldwide revenue from sales of NEXUS™ products during the 12-month period ending approximately two years after the Acquisition Date compared with the 12-month period leading up to the Acquisition Date. Any amount payable will be determined following the second anniversary of the Acquisition Date and paid in accordance with the Agreement. The contingent consideration had an initial acquisition-date fair value of $21.8 million, including a $4.4 million measurement period adjustment as described below, and increased to $24.7 million as of September 30, 2026. The liability was included in Non-current contingent consideration in the Condensed Consolidated Balance Sheets. See Note 5 – “Financial Instruments” for additional information regarding the valuation of the contingent consideration.

We incurred acquisition transaction, diligence, and integration costs of $2.0 million and $14.5 million during the three and nine months ended September 30, 2026, respectively, including $10.2 million of transaction bonuses recognized during the nine months ended September 30, 2026 in connection with the Endospan Acquisition. These costs were accounted for separately from the business combination, expensed as incurred, and included in General, administrative, and marketing expenses and Research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

We recorded preliminary goodwill of $94.7 million, of which none is expected to be deductible for income tax purposes. Goodwill represents the excess of the consideration transferred over the fair value of the identifiable net assets acquired and primarily reflects expected synergies from the Endospan Acquisition and the value of the assembled workforce. The entire balance of acquired goodwill was assigned to our Medical Devices segment. During the three months ended September 30, 2026, measurement-period adjustments decreased preliminary goodwill by approximately $4.5 million, primarily reflecting revisions to the acquisition-date fair values of contingent consideration and identifiable intangible assets and adjustments to the consideration transferred and other net assets acquired. In addition, the acquisition-date fair values of contingent consideration and identifiable intangible assets remain preliminary as we complete our valuation analyses and related review procedures. The preliminary purchase price allocation is based on information available as of September 30, 2026 and remains subject to adjustment, primarily related to other closing adjustments and income tax matters. The measurement period will not exceed one year from the Acquisition Date, as additional information about facts and circumstances existing at the Acquisition Date becomes available. Measurement-period adjustments will be recognized as if the accounting had been completed at the Acquisition Date, including the related effect on depreciation, amortization, and other income-statement amounts.
The preliminary purchase consideration allocated as of the Acquisition Date consisted of the following (in thousands):

Consideration
Cash consideration	$107,042
Debt obligations settled in cash by Artivion	14,206
Noncash settlement of preexisting relationships and Endospan Option (1)	31,000
Contingent consideration	21,782
Fair value of total consideration transferred	$174,030

Purchase Price Allocation
Cash and cash equivalents	$4,363
Intangible assets, net	72,400
Net other assets/liabilities acquired	2,601
Goodwill	94,666
Net assets acquired	$174,030
(1) Represents amounts included in consideration transferred in connection with the settlement or exercise of preexisting contractual relationships between Artivion and Endospan, consisting of the acquisition-date fair value of the effective settlement of the Endospan Loans ($24.9 million) and the Buyer Deposits ($3.0 million), and the carrying amount of the Endospan Option ($3.1 million) upon exercise. See “Settlement of Preexisting Relationships and Endospan Option” below.

Identifiable Intangible Assets

The following table presents details of the identifiable intangible assets recognized in connection with the Endospan Acquisition (in thousands, except estimated useful life):

Identifiable Intangible Assets	Fair Value	Estimated Useful Life (Years)
Developed technology	$31,800	10.0
Trade name	1,700	15.0
In-process research and development (“IPR&D”)	38,900	Indefinite
Total identifiable intangible assets	$72,400

The weighted-average amortization period for the acquired amortizable intangible assets was approximately 10.3 years. The IPR&D asset is considered indefinite-lived and is not amortized until the underlying project is completed or abandoned.

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
Settlement of Preexisting Relationships and Endospan Option

Artivion and Endospan entered into a loan agreement (the “Endospan Loan”), dated September 11, 2019, by which Artivion funded Endospan a secured loan of $15.0 million and also an amendment to the Endospan Loan, dated July 1, 2024, by which we funded Endospan additional secured loans of $25.0 million (the “Additional Endospan Loan” and, together with the Endospan Loan, the “Endospan Loans”). We elected the fair value option for recording the Endospan Loans. Immediately before the effective settlement of the Endospan Loans, we recognized a settlement gain of $4.5 million in Other expense (income), net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income to adjust the Endospan Loans to their acquisition-date fair value and included the $24.9 million fair value of the Endospan Loans as part of the fair value of the total consideration transferred.

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
5.    Financial Instruments
A summary of financial instruments measured at fair value was as follows (in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$10,668	$—	$—	$10,668
Certificates of deposit	1,132	—	—	1,132
Total assets	$11,800	$—	$—	$11,800

Liabilities
Current portion of contingent consideration	$—	$—	$—	$—
Non-current contingent consideration	—	—	71,100	71,100
Total liabilities	$—	$—	$71,100	$71,100

December 31, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$20,725	$—	$—	$20,725
Certificates of deposit	1,080	—	—	1,080
Endospan Loans	—	—	19,872	19,872
Total assets	$21,805	$—	$19,872	$41,677

Liabilities
Current portion of contingent consideration	$—	$—	$20,690	$20,690
Non-current contingent consideration	—	—	39,890	39,890
Total liabilities	$—	$—	$60,580	$60,580
We used prices quoted from our investment advisors to determine the Level 1 valuation of our investments in money market funds and certificates of deposit. The estimated market value of all cash equivalents is equal to the cost basis as there were no gross realized gains or losses on cash equivalents for the three and nine months ended September 30, 2026 and 2025.
The fair values of contingent consideration associated with the Ascyrus and Endospan acquisitions were determined using Level 3 inputs. Changes in fair value of Level 3 assets and liabilities are listed in the tables below (in thousands):

AMDS Contingent Consideration
Balance as of December 31, 2025	$60,580
PMA approval payment	(25,000)
Change in valuation	10,840
Balance as of September 30, 2026	$46,420

Endospan Contingent Consideration
Balance as of December 31, 2025	$—
Initial value	21,782
Change in valuation	2,898
Balance as of September 30, 2026	$24,680
In connection with the Endospan acquisition, we initially recognized contingent consideration related to the future performance of NEXUS™ products at an acquisition-date fair value of $26.2 million. During the measurement period, we recorded a purchase accounting adjustment of $4.4 million, reducing the acquisition-date fair value to $21.8 million. Following this adjustment, the fair value of the contingent consideration increased by $2.9 million to $24.7 million as of September 30, 2026. See Note 4 – “Acquisition of Endospan” for additional information.
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Although we believe that the recorded fair values of our financial instruments are appropriate, these fair values may not be reflective of future fair values.

6.    Inventories and Deferred Preservation Costs
Inventories consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials and supplies	$40,427	$36,355
Work-in-process	24,299	17,133
Finished goods	42,327	38,939
Inventories	$107,053	$92,427
To facilitate product usage, we maintain consignment inventory of On-X heart valves at domestic hospital locations and On-X heart valves, aortic stent grafts, and AMDS products at international hospital locations. We retain title and control over this consignment inventory until we receive a notification of implantation, at which time we invoice the hospital and recognize revenue. As of September 30, 2026 we had $17.7 million in consignment inventory, with approximately 34% in domestic locations and 66% in international locations. As of December 31, 2025 we had $14.9 million in consignment inventory, with approximately 33% in domestic locations and 67% in foreign locations.
Total deferred preservation costs were $53.7 million and $54.5 million as of September 30, 2026 and December 31, 2025, respectively.
7.    Goodwill and Other Intangible Assets
Goodwill and certain definite-lived and indefinite-lived intangible assets increased during the nine months ended September 30, 2026 primarily as a result of the Endospan acquisition, which was completed on May 18, 2026, and the related preliminary purchase price allocation. See Note 4 – “Acquisition of Endospan” for additional information regarding the acquisition and the preliminary amounts recognized for goodwill and identifiable intangible assets.
Indefinite Lived Intangible Assets
The carrying values of our indefinite lived intangible assets were as follows (in thousands):

	September 30, 2026	December 31, 2025
Goodwill	$344,961	$254,091
In-process R&D	41,114	2,291
Procurement contracts and agreements	2,013	2,013
We monitor the phases of development of our acquired in-process research and development projects, including the risks associated with further development and the amount and timing of benefits expected to be derived from the completed projects. Incremental costs associated with development are charged to expense as incurred. Capitalized costs are amortized over the estimated useful life of the developed asset once completed. Our in-process research and development projects are reviewed for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We evaluate our goodwill and indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of the year, and, if necessary, during interim periods if factors indicate that an impairment review is warranted. We did not record any impairment of indefinite lived intangible assets, including goodwill, during the three and nine months ended September 30, 2026. In-process research and development and procurement contracts and agreements are included in Other intangibles, net in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.
Based on our experience with similar agreements, we believe that our acquired procurement contracts and agreements have indefinite useful lives, as we expect to continue to renew these contracts for the foreseeable future.

Changes in the carrying value of our goodwill, all of which was related to our Medical Devices segment, were as follows (in thousands):

September 30, 2026
Balance as of December 31, 2025	$254,091
Endospan acquisition	94,666
Foreign currency translation	(3,796)
Balance as of September 30, 2026	$344,961
Definite Lived Intangible Assets
The definite lived intangible assets balance includes balances related to acquired technology, customer relationships, distribution and manufacturing rights and know-how, patents, and other definite lived intangible assets. The major intangible asset classes consist of the following (in thousands, except weighted average useful life):

September 30, 2026	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$238,282	$92,381	$145,901	16.4
Other intangibles:
Customer lists and relationships	$28,783	$14,025	$14,758	21.6
Patents	1,406	271	1,135	17.0
Other	22,916	5,928	16,988	5.0
Other intangibles, net	$53,105	$20,224	$32,881	8.8

December 31, 2025	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (Years)
Acquired technology	$208,235	$84,571	$123,664	18.1
Other intangibles:
Customer lists and relationships	$28,853	$13,057	$15,796	21.5
Patents	4,658	3,523	1,135	17.0
Other	18,552	6,956	11,596	5.0
Other intangibles, net	$52,063	$23,536	$28,527	9.8
Amortization Expense
Amortization expense recorded in General, administrative, and marketing expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$4,771	$3,476	$12,908	$10,291

8.    Income Taxes
Income Tax Expense

Our effective income tax rate was (34)% and (16)% for the three and nine months ended September 30, 2026, respectively, as compared to 8% and 11% for the three and nine months ended September 30, 2025, respectively. Our income tax rate was primarily impacted by state income taxes, non-deductible executive compensation, and the impact of tax rate changes to our deferred tax liabilities, offset by changes in our valuation allowance against our net deferred tax assets, excess tax deductions on stock based compensation, and foreign provision to return adjustments.

On July 4, 2025 the One Big Beautiful Bill Act (“OBBBA”) was enacted in the US. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have reflected the impact of the enactment in our results for the three and nine months ended September 30, 2026.

In connection with the ongoing examination of the Company’s 2022 German income tax return, the Company received correspondence during the quarter ended September 30, 2026 from the German Federal Central Tax Office regarding the Company’s tax treatment of certain transactions related to its intercompany financing arrangements. The examination remains in its preliminary stages, and no assessment has been issued.

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
9.    Debt
Debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Term Loan Facility	$190,000	$190,000
Revolving Credit Facility	30,000	30,000
New Delayed Draw Term Loan Facility	150,000	—
Total principal debt	370,000	220,000
Less: Unamortized debt issuance costs(a)	(6,213)	(4,886)
Total debt	363,787	215,114
Less: Current portion of long-term debt	—	—
Long-term debt, net	$363,787	$215,114
(a) Additional unamortized debt issuance costs totaling $1.3 million and $1.5 million related to the Revolving Credit Facility are included in “Other long-term assets” in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. Additional unamortized debt issuance costs totaling $1.1 million related to the New Delayed Draw Term Loan Facility are included in “Other long-term assets” in the Consolidated Balance Sheets as of December 31, 2025 as a result of the Amendment discussed below.
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
The remaining $30.0 million of undrawn availability under the Revolving Credit Facility as of September 30, 2026 may be drawn for working capital, capital expenditures, and other general corporate purposes. The Delayed Draw Term Loan Facility remained undrawn and was terminated on July 2, 2025 as we entered into separate, privately negotiated exchange agreements with the Holders of the Convertible Senior Notes as discussed below.
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

Covenants
The Credit Facilities contain certain customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments (including cash dividends), merge or consolidate, change business or accounting or reporting practices, in each case subject to customary exceptions for a credit facility of this size and type. The covenants include a financial maintenance covenant that requires the company’s total net leverage ratio, as defined in the agreement, to be not greater than 6.25x for the test periods from the second quarter of fiscal year 2024 through the fourth quarter of fiscal year 2024 and not greater than 5.75x from the first quarter of fiscal year 2025 and thereafter. As of September 30, 2026 we are in compliance with our debt covenants.
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
In May 2026, we borrowed $150.0 million under the New Delayed Draw Term Loan Facility, after which the 1.00% unused commitment fee ceased to apply. The borrowings under the Term Loan Facilities bear interest, at our option, at a floating annual rate equal to either the base rate plus a margin of 3.75%, or SOFR plus a margin of 4.75%. As of September 30, 2026 the stated interest rates on the Term Loan Facility, Revolving Credit Facility, and New Delayed Draw Term Loan Facility were 8.48%, 7.23%, and 8.51%, respectively. As of September 30, 2026 the effective interest rates on the Term Loan Facility and New Delayed Draw Term Loan Facility were 9.10% and 8.90%, respectively.
Debt Discount and Debt Issuance Costs
In connection with the Amendment, we capitalized $0.5 million in debt issuance costs under the Existing Term Loan Facility, $0.2 million in other long-term assets under the Existing Revolving Credit Facility, and $1.1 million in other long-term assets under the New Delayed Draw Term Loan Facility.
In May 2026, upon borrowing $150.0 million under the New Delayed Draw Term Loan Facility, the lender withheld a draw fee of $1.1 million, which was accounted for as deferred financing costs, resulting in net cash proceeds of $148.9 million. Upon the borrowing, we reclassified $1.1 million of previously capitalized debt issuance costs from other long-term assets as a deduction from the carrying amount of the New Delayed Draw Term Loan Facility. In connection with the borrowing, the debt discount and debt issuance costs associated with the New Delayed Draw Term Loan Facility totaled $2.3 million and are being amortized to interest expense over the term of the facility.
Non-cash amortization of debt issuance costs and debt discounts for our Credit Facilities totaled $0.4 million and $1.2 million for the three and nine months ended September 30, 2026, respectively, as compared to $0.4 million and $1.4 million for the three and nine months ended September 30, 2025, respectively.
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
Due to the settlement of the Convertible Senior Notes in July 2025, as discussed above, we did not incur interest expense on the Convertible Senior Notes for the three and nine months ended September 30, 2026 or for the three months ended September 30, 2025. We incurred approximately $2.1 million of interest expense on the Convertible Senior Notes for the nine months ended September 30, 2025. Interest on the Convertible Senior Notes began accruing upon issuance and was payable semi-annually.
10.    Commitments and Contingencies
Liability Claims
In the normal course of business, we are made aware of adverse events involving our products and tissues. Future adverse events could ultimately give rise to a lawsuit against us, and liability claims may be asserted against us in the future based on past events that we are not aware of at the present time. We maintain claims-made insurance policies to mitigate our financial exposure to product and tissue processing liability claims. Claims-made insurance policies generally cover only those asserted claims and incidents that are reported to the insurance carrier while the policy is in effect. The amounts recorded in these Condensed Consolidated Financial Statements as of September 30, 2026 and December 31, 2025 represent our estimate of the probable losses and anticipated recoveries for incurred but not reported claims related to products sold and services performed prior to the balance sheet date.
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
Net revenues by geographic location based on the location of the customer were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America	$63,222	$58,315	$184,250	$163,677
EMEA	40,087	36,224	128,621	111,982
APAC	13,267	12,237	34,126	31,582
LATAM	7,214	6,612	18,887	18,097
Total revenues	$123,790	$113,388	$365,884	$325,338
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
Equity Grants
During the nine months ended September 30, 2026 the Compensation Committee of our Board of Directors (the “Committee”) authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs will be achieved at target levels, together totaled 856,000 shares and had an aggregate grant date fair value of $29.3 million.
During the nine months ended September 30, 2025 the Committee authorized awards from approved stock incentive plans of RSAs to non-employee directors and RSUs and PSUs to certain employees and company officers, which, assuming that performance under the PSUs were to be achieved at target levels, together totaled 914,000 shares and had an aggregate grant date fair value of $24.0 million.
The Committee did not authorize any grants of stock options during the nine months ended September 30, 2026 and 2025.
Employees purchased common stock totaling 115,000 and 97,000 shares in the nine months ended September 30, 2026 and 2025, respectively, through the ESPP.
13.    (Loss) Income Per Common Share
The following table sets forth the computation of basic and diluted (loss) income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic (loss) income per common share	2026	2025	2026	2025
Net (loss) income	$(7,926)	$6,502	$(20,019)	$7,342
Net loss (income) allocated to participating securities	10	(7)	23	(9)
Net (loss) income allocated to common stockholders	$(7,916)	$6,495	$(19,996)	$7,333

Basic weighted-average common shares outstanding	48,718	47,233	48,447	44,605
Basic (loss) income per common share	$(0.16)	$0.14	$(0.41)	$0.16

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted (loss) income per common share	2026	2025	2026	2025
Net (loss) income	$(7,926)	$6,502	$(20,019)	$7,342
Net loss (income) allocated to participating securities	10	(7)	23	(8)
Net (loss) income allocated to common stockholders	$(7,916)	$6,495	$(19,996)	$7,334

Basic weighted-average common shares outstanding	48,718	47,233	48,447	44,605
Effect of dilutive stock options and awards	—	1,542	—	1,388
Diluted weighted-average common shares outstanding	48,718	48,775	48,447	45,993
Diluted (loss) income per common share	$(0.16)	$0.13	$(0.41)	$0.16
We excluded stock options and awards from the calculation of diluted weighted-average common shares outstanding if the per share value, including the sum of (i) the exercise price of the options and (ii) the amount of the compensation cost attributed to future services and not yet recognized, was greater than the average market price of the shares because the inclusion of these stock options would be antidilutive to loss per common share. For the three and nine months ended September 30, 2026 all stock options and awards were excluded from the calculation of diluted weighted-average common shares outstanding as these would be antidilutive to the net loss. For the three and nine months ended September 30, 2025 9,000 and 3,000 potential common shares, respectively, related to stock options and awards were antidilutive and excluded from the calculation of diluted weighted-average common shares outstanding.
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

The following table summarizes revenues, cost of products and preservation services, and gross margins for our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Medical devices	$98,160	$87,665	$289,507	$253,907
Preservation services	25,630	25,723	76,377	71,431
Total revenues	123,790	113,388	365,884	325,338

Cost of products and preservation services:
Medical devices	35,701	27,811	99,389	81,389
Preservation services	12,112	11,182	34,553	32,865
Total cost of products and preservation services	47,813	38,993	133,942	114,254

Gross margin:
Medical devices	62,459	59,854	190,118	172,518
Preservation services	13,518	14,541	41,824	38,566
Total gross margin	$75,977	$74,395	$231,942	$211,084
Net revenues by product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Products:
Aortic stent grafts	$44,278	$39,585	$135,089	$116,028
On-X	30,317	26,797	86,774	73,943
Surgical sealants	18,946	18,893	57,038	56,287
Other	4,619	2,390	10,606	7,649
Total products	98,160	87,665	289,507	253,907

Preservation services	25,630	25,723	76,377	71,431
Total revenues	$123,790	$113,388	$365,884	$325,338

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
•The potential impact that general global, regional, or national economic downturns and macroeconomic trends, including heightened inflation, interest rates, currency fluctuations, and proposed and enacted tariffs, as well as general or localized economic slowdowns or recessions, may have on demand for and sales of our products and services, including ordering trends for international distributors based on currency fluctuations against the US dollar, and our business operations, manufacturing operations, supply chain, and workforce;
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
We reported quarterly revenues of $123.8 million for the three months ended September 30, 2026, a 9% increase from the three months ended September 30, 2025. The increase in revenues for the three months ended September 30, 2026 was primarily due to increases in revenues from aortic stent grafts and On-X products, and to a lesser extent, other products, while revenues from surgical sealants and preservation services remained relatively flat. Constant currency revenues, as defined below, increased 9% for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.
See the “Results of Operations” section below for additional analysis of the three and nine months ended September 30, 2026.
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

Results of Operations
($ in thousands)
Revenues

	Revenues for the Three Months Ended September 30,			Revenues as a Percentage of Total Revenues for the Three Months Ended September 30,
	2026	2025	Percent Change	2026	2025
Products:
Aortic stent grafts	$44,278	$39,585	12%	36%	35%
On-X	30,317	26,797	13%	24%	23%
Surgical sealants	18,946	18,893	—%	15%	17%
Other	4,619	2,390	93%	4%	2%
Total products	98,160	87,665	12%	79%	77%

Preservation services	25,630	25,723	—%	21%	23%
Total	$123,790	$113,388	9%	100%	100%

	Revenues for the Nine Months Ended September 30,			Revenues as a Percentage of Total Revenues for the Nine Months Ended September 30,
	2026	2025	Percent Change	2026	2025
Products:
Aortic stent grafts	$135,089	$116,028	16%	37%	36%
On-X	86,774	73,943	17%	24%	23%
Surgical sealants	57,038	56,287	1%	15%	17%
Other	10,606	7,649	39%	3%	2%
Total products	289,507	253,907	14%	79%	78%

Preservation services	76,377	71,431	7%	21%	22%
Total	$365,884	$325,338	12%	100%	100%
Revenues increased 9% and 12% for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. The increase in revenues for the three months ended September 30, 2026 was primarily due to an increase in revenues from aortic stent grafts and On-X products, and to a lesser extent, other products. The increase in revenues for the nine months ended September 30, 2026 was primarily due to an increase in revenues from aortic stent grafts, On-X products, and preservation services, and to a lesser extent, other products and surgical sealants.

The following table reconciles revenues to constant currency revenues for the periods presented:

	Revenues for the Three Months Ended September 30,				Percent Change From Prior Year
	2026	2025
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$44,278	$39,585	$(67)	$39,518	12%
On-X	30,317	26,797	6	26,803	13%
Surgical sealants	18,946	18,893	26	18,919	—%
Other	4,619	2,390	(2)	2,388	93%
Total products	98,160	87,665	(37)	87,628	12%

Preservation services	25,630	25,723	(17)	25,706	—%
Total	$123,790	$113,388	$(54)	$113,334	9%

North America	63,222	58,315	(40)	58,275	8%
Europe, the Middle East, and Africa	40,087	36,224	(268)	35,956	11%
Asia Pacific	13,267	12,237	—	12,237	8%
Latin America	7,214	6,612	254	6,866	5%
Total	$123,790	$113,388	$(54)	$113,334	9%

	Revenues for the Nine Months Ended September 30,				Percent Change From Prior Year
	2026	2025
	US GAAP	US GAAP	Exchange Rate Effect	Constant Currency	Constant Currency
Products:
Aortic stent grafts	$135,089	$116,028	$5,442	$121,470	11%
On-X	86,774	73,943	951	74,894	16%
Surgical sealants	57,038	56,287	1,136	57,423	-1%
Other	10,606	7,649	30	7,679	38%
Total products	289,507	253,907	7,559	261,466	11%

Preservation services	76,377	71,431	24	71,455	7%
Total	$365,884	$325,338	$7,583	$332,921	10%

North America	184,250	163,677	96	163,773	13%
Europe, the Middle East, and Africa	128,621	111,982	6,194	118,176	9%
Asia Pacific	34,126	31,582	—	31,582	8%
Latin America	18,887	18,097	1,293	19,390	-3%
Total	$365,884	$325,338	$7,583	$332,921	10%
A detailed discussion of the changes in product revenues and preservation services revenues for the three and nine months ended September 30, 2026 is presented below.
Products

Revenues from products increased 12% and 14% for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. The increase for the three months ended September 30, 2026 was primarily due to an increase in revenues from aortic stent grafts and On-X products, and to a lesser extent, other products. The increase for the nine months ended September 30, 2026 was primarily due to an increase in revenues from aortic stent grafts and On-X products, and to a lesser extent, other products and surgical sealants.
Sales of certain products through our direct sales force and distributors across Europe and various other countries are denominated in a variety of currencies including Euros, Brazilian Reals, Polish Zlotys, British Pounds, Canadian Dollars, and Swiss Francs with a concentration denominated in Euros. Each currency is subject to exchange rate fluctuations. For the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, foreign currency fluctuations did not have a significant impact on revenues. For the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, the US Dollar weakened in comparison to major currencies, resulting in revenue increases when these foreign currency denominated transactions were translated into US Dollars. Future changes in these exchange rates could have a material, adverse effect on our revenues denominated in these currencies. Additionally, our sales to many distributors around the world are denominated in US Dollars, and although these sales are not directly impacted by currency exchange rates, we believe that some of our distributors may delay or reduce purchases of products in US Dollars depending on the relative price of these goods in their local currencies.

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
Revenues from the sales of aortic stent grafts increased 12% for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This increase was primarily due to an increase in the volume of units sold, and to a lesser extent, an increase in average sales prices.
Revenues from the sales of aortic stent grafts increased 16% for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This increase was primarily due to an increase in the volume of units sold, and to a lesser extent, the favorable effect of foreign exchange rates and an increase in average sales prices.
Constant currency revenues from the sales of aortic stent grafts increased 12% and 11% for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. Revenues for the three months ended September 30, 2026 increased in all geographies, with the most significant increase in Europe, the Middle East, and Africa (collectively, “EMEA”). The revenue increase in EMEA for the three months ended September 30, 2026 was primarily due to an increase in the volume of products sold within the aortic stent graft product line in direct (to hospitals) markets. The increase in revenues for the nine months ended September 30, 2026 was primarily due to revenue increases in EMEA and North America. The revenue increases in EMEA for the nine months ended September 30, 2026 were primarily due to an increase in the volume of products sold within the aortic stent graft product line in direct (to hospitals) markets. The revenue increases in North America for the nine months ended September 30, 2026 were primarily due to an increase in sales of AMDS, reflecting increased adoption following the grant of a humanitarian device exemption (“HDE”) by the FDA in December 2024 for use of the AMDS™ Hybrid Prosthesis in acute DeBakey Type I dissections in the presence of malperfusion. The HDE allowed for, subject to certain restrictions, commercial distribution of AMDS in the United States (“US”) prior to the approval of a Premarket Approval Application, which we received in June 2026, allowing for full commercial distribution of AMDS in the US.
For the three and nine months ended September 30, 2026 and 2025, the substantial majority of aortic stent graft revenues were generated from geographies outside the US.

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
Revenues from the sales of On-X products increased 13% and 17% for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. These increases were primarily due to higher average sales prices and an increase in the volume of units sold.

Constant currency revenues from the sales of On-X products increased 13% and 16% for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. The increase in revenues for the three and nine months ended September 30, 2026 was primarily due to growth in North America and, to a lesser extent, increases in EMEA and Asia Pacific (“APAC”), reflecting gains in market share.
Domestic revenues from the sales of On-X products accounted for 61% and 60% of total On-X revenues for the three and nine months ended September 30, 2026, respectively, as compared to 60% and 62% for the three and nine months ended September 30, 2025, respectively.

Surgical Sealants
Surgical sealants include BioGlue products used as an adjunct to standard methods of achieving hemostasis (such as sutures and staples) in adult patients in open surgical repair of large vessels (such as aorta, femoral, and carotid arteries).
Revenues from the sales of surgical sealants were flat for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to a decrease in the volume of milliliters sold, offset by an increase in average sales prices.
Revenues from the sales of surgical sealants increased 1% for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This increase was primarily due to favorable foreign exchange rates and an increase in average sales prices, partially offset by a decrease in the volume of milliliters sold.
Constant currency revenues from the sales of surgical sealants were flat for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This reflected revenue increases in North America and APAC, offset by revenue decreases in Latin America (“LATAM”) and EMEA. Revenue variability across international markets primarily reflected the timing of hospital and distributor purchases and buying patterns. The revenue increase in North America for the three months ended September 30, 2026 was primarily due to an increase in average sales prices, while APAC growth also benefited from increased adoption in certain markets.
Constant currency revenues from the sales of surgical sealants decreased 1% for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease for the nine months ended September 30, 2026 was primarily due to revenue decreases in LATAM and EMEA, partially offset by revenue increases in APAC and North America. Revenue variability across international markets primarily reflected the timing of hospital and distributor purchases and buying patterns, while APAC growth also benefited from increased adoption in certain markets. The revenue increase in North America for the nine months ended September 30, 2026 was primarily due to an increase in average sales prices.
Domestic revenues from the sales of surgical sealants accounted for 45% and 47% of total surgical sealant revenues for the three and nine months ended September 30, 2026, respectively, as compared to 44% and 47% for the three and nine months ended September 30, 2025, respectively.
Other
Other revenues are comprised of revenues from PhotoFix and PerClot.
Other revenues increased 93% and 39% for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. The increase was primarily due to an increase in PerClot product revenues resulting from an increase in volume of units sold. As discussed in Part I, Item 1, Note 2 of the “Notes to Condensed Consolidated Financial Statements,” we expect to conclude our PerClot manufacturing activities under the Transitional Manufacturing and Supply Agreement with Baxter by the end of 2026.
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

Revenues from tissue processing were flat for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The change was primarily due to an increase in average sales prices, partially offset by a decrease in the volume of tissues shipped. Shipment volumes during the three months ended September 30, 2025 benefited from the release of a backlog of tissues resulting from the 2024 cybersecurity incident, which started to release during the second quarter of 2025.
Revenues from tissue processing increased 7% for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in average sales prices as well as an increase in the volume of tissues shipped. Revenues for the three months ended March 31, 2025 were adversely affected by a backlog of tissues resulting from the 2024 cybersecurity incident. The backlog started to release during the second quarter of 2025, as discussed above.
Cost of Products and Preservation Services
Cost of Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of products	$35,701	$27,811	$99,389	$81,389
Cost of products increased 28% and 22% for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. Cost of products for the three and nine months ended September 30, 2026 and 2025 included costs related to aortic stent grafts, On-X products, surgical sealants, and other products.
The increase in total cost of products for the three and nine months ended September 30, 2026 was primarily due to an increase in the volume of aortic stent grafts and On-X products shipped, and an increase in the unit cost of certain aortic stent grafts and On-X products shipped, as compared to the three and nine months ended September 30, 2025.
Cost of Preservation Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of preservation services	$12,112	$11,182	$34,553	$32,865
Cost of preservation services increased 8% and 5% for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. Cost of preservation services included costs for cardiac and vascular tissue preservation services.
The increase in total cost of preservation services for the three months ended September 30, 2026 was primarily due to an increase in the unit cost of tissues shipped, as compared to the three months ended September 30, 2025.
The increase in total cost of preservation services for the nine months ended September 30, 2026 was primarily due to an increase in the volume of certain tissues shipped and, to a lesser extent, an increase in the unit cost of certain tissues shipped, as compared to the nine months ended September 30, 2025.
Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross margin	$75,977	$74,395	$231,942	$211,084
Gross margin as a percentage of total revenues	61%	66%	63%	65%

Gross margin increased 2% and 10% for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025.
The increase in gross margin for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to an increase in the volume of certain products shipped and an increase in the average selling prices of products and tissues shipped. The increase was partially offset by an unfavorable mix and higher costs of certain products and tissues shipped, as compared to the three months ended September 30, 2025. Gross margin as a percentage of total revenues decreased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Gross margin as a percentage of total revenues was negatively impacted by higher costs and an unfavorable mix of certain products and tissues shipped, partially offset by favorable pricing of certain products and tissues shipped during the three months ended September 30, 2026.
The increase in gross margin for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to an increase in the average selling prices of certain products and tissues shipped, an increase in the volume of certain products and tissues shipped, and the favorable effect of foreign exchange rates. These increases were partially offset by higher costs of certain products and certain tissues shipped, as compared to the nine months ended September 30, 2025. Gross margin as a percentage of total revenues decreased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Gross margin as a percentage of total revenues was negatively impacted by higher costs of certain products and certain tissues shipped, an unfavorable geographic mix of certain products shipped, and an unfavorable product mix of certain products and tissues shipped, partially offset by favorable pricing of certain products and tissues shipped during the nine months ended September 30, 2026.
Operating Expenses
General, Administrative, and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General, administrative, and marketing expenses	$63,222	$57,281	$203,868	$169,650
General, administrative, and marketing expenses as a percentage of total revenues	51%	51%	56%	52%

General, administrative, and marketing expenses increased 10% for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, which includes the impact of the Ascyrus contingent consideration fair value adjustment losses of $1.1 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and the Endospan contingent consideration fair value adjustment loss of $2.9 million for the three months ended September 30, 2026. The remaining general, administrative, and marketing expenses for the three months ended September 30, 2026 increased $4.5 million, primarily due to $1.5 million of Endospan integration-related costs, operating expenses associated with Endospan following the acquisition, as well as increased investments in sales and marketing and information technology.

General, administrative, and marketing expenses increased 20% for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, which includes the impact of the Ascyrus contingent consideration fair value adjustment losses of $10.8 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively, and the Endospan contingent consideration fair value adjustment loss of $2.9 million for the nine months ended September 30, 2026. The remaining general, administrative, and marketing expenses for the nine months ended September 30, 2026 increased $22.9 million, primarily due to $14.0 million of Endospan acquisition transaction, diligence, and integration costs, of which $10.2 million related to transaction bonuses for Endospan employees associated with the Endospan acquisition, operating expenses associated with Endospan following the acquisition, as well as investments in sales and marketing and information technology, and increased non-cash stock compensation expenses. These increases were partially offset by $1.5 million in net cyber insurance recoveries received.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$9,808	$8,078	$27,704	$21,869
Research and development expenses as a percentage of total revenues	8%	7%	8%	7%
Research and development expenses increased 21% and 27% for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. Research and development spending for the three and nine months ended September 30, 2026 was primarily focused on clinical work to gain regulatory approvals for certain aortic stent grafts, including $0.5 million of Endospan integration-related costs for both the three and nine months ended September 30, 2026.
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
Interest Expense
Interest expense was $8.5 million and $21.1 million for the three and nine months ended September 30, 2026, respectively, as compared to $6.1 million and $21.1 million for the three and nine months ended September 30, 2025, respectively. Interest expense for the three months ended September 30, 2026 increased primarily due to interest incurred on the New Delayed Draw Term Loan borrowed in May 2026. Interest expense for the nine months ended September 30, 2026 remained relatively flat, as lower variable interest rates on our credit facilities and reduced interest expense resulting from the settlement of the Convertible Senior Notes were offset by interest incurred on the New Delayed Draw Term Loan. See Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of the settlement of the Convertible Senior Notes and the borrowing under the New Delayed Draw Term Loan.
Losses on Inducement/Extinguishment of Debt
During the nine months ended September 30, 2025 we recorded a loss on inducement of convertible debt of $2.7 million in connection with the settlement of our Convertible Senior Notes. See Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our Convertible Senior Notes.
Other Expense (Income), Net
Other expense (income), net was $0.5 million of expense and $2.8 million of income for the three and nine months ended September 30, 2026, respectively, as compared to $0.4 million and $8.4 million of income for the three and nine months ended September 30, 2025, respectively. For the three months ended September 30, 2026, other expense (income), net primarily included $0.6 million of net realized and unrealized foreign currency losses. Other expense (income), net for the nine months ended September 30, 2026 primarily included a $5.0 million gain associated with fair value adjustments to loans issued in connection with our acquisition of Endospan, partially offset by a net $2.2 million loss from realized and unrealized effects of foreign currency gains and losses.

Income Tax Expense
Our effective income tax rate was (34)% and (16)% for the three and nine months ended September 30, 2026, respectively, as compared to 8% and 11% for the three and nine months ended September 30, 2025, respectively. Our income tax rate varied from the US statutory rate of 21% predominantly due to state income taxes, non-deductible executive compensation, and the impact of tax rate changes to our deferred tax liabilities, offset by changes in our valuation allowance against our net deferred tax assets, excess tax deductions on stock-based compensation, and foreign provision to return adjustments. The year-over-year changes to the effective income tax rate were largely attributable to the shift from pre-tax book income in each respective period in 2025 to pre-tax book losses in each respective period in 2026.

On July 4, 2025 the One Big Beautiful Bill Act (“OBBBA”) was enacted in the US. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have reflected the impact of the enactment in our results for the three and nine months ended September 30, 2026.
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
Liquidity and Capital Resources
Our primary uses of liquidity include the payment of operating expenses, capital expenditures, servicing of debt and the funding of acquisitions or other collaborative arrangements. Our primary sources of funding are operating cash flows and borrowings under our debt facilities. As of September 30, 2026 we had approximately $370.0 million of total principal indebtedness outstanding.

Our liquidity as of September 30, 2026 consisted of cash and cash equivalents of $48.4 million and unused commitments of $30.0 million under a revolving credit facility (see “Credit Facilities” below). As of September 30, 2026 approximately 53% of our cash and cash equivalents were held in foreign jurisdictions. Our practice is to maintain sufficient liquidity through cash from operations and our revolving credit facility to mitigate the impacts of any adverse financial market conditions on our operations. We believe that cash generated from operations, together with amounts available under our Credit Facilities, as defined below, will be sufficient to meet working capital requirements and anticipated capital expenditures, and other strategic uses of cash, if any, and debt payments, if any, over the next twelve months.

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

The final scheduled maturity date of the Credit Facilities is January 18, 2031. There are no scheduled repayments of principal required to be made prior to the final maturity date. We have the right to prepay loans under the Credit Agreement in whole or in part at any time, subject to certain premium payment requirements. Amounts repaid in respect of loans under the Term Loan Facilities may not be reborrowed. The Credit Facilities currently bear interest at the Secured Overnight Financing Rate (“SOFR”) plus applicable margins. As of September 30, 2026 the stated interest rates on the Term Loan Facility, Revolving Credit Facility, and New Delayed Draw Term Loan Facility were 8.48%, 7.23%, and 8.51%, respectively. See Part I, Item 1, Note 9 of the “Notes to Condensed Consolidated Financial Statements” for further discussion of our new Ares Credit Agreement.
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
Cash Flows
The following table summarizes cash flows from operating activities, investing activities, and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows (used in) provided by:
Operating activities	$(4,668)	$20,320
Investing activities	(152,925)	(11,534)
Financing activities	141,570	8,852
Effect of exchange rate changes on cash and cash equivalents	(486)	2,325
(Decrease) increase in cash and cash equivalents	$(16,509)	$19,963
Net Cash Flows from Operating Activities

Net cash flows from operating activities decreased by $25.0 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to the $13.3 million operating portion of the $25.0 million AMDS PMA milestone payment made in July 2026, $14.5 million of Endospan acquisition transaction, diligence, and integration costs, of which $10.2 million related to transaction bonuses paid to Endospan employees, and an increase in inventories to support revenue growth, partially offset by an increase in cash collected from customers and insurance recoveries associated with the 2024 cybersecurity incident.
Net Cash Flows from Investing Activities
Net cash used in investing activities was $152.9 million and $11.5 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 cash flows used in investing activities included $116.7 million of payments related to the acquisition of Endospan, net of cash acquired, $31.8 million of cash used for capital expenditures, $3.0 million of payments under the Endospan agreements, and $1.5 million payment related to the PerClot sale transaction.

Net Cash Flows from Financing Activities
Net cash provided by financing activities was $141.6 million and $8.9 million for the nine months ended September 30, 2026 and 2025, respectively. The current year cash provided by financing activities was primarily due to $148.9 million of proceeds received on the New Delayed Draw Term Loan Facility, $4.1 million of proceeds from the exercise of stock options and issuances of common stock, and $3.2 million of proceeds from financing insurance premiums, partially offset by the $11.7 million financing portion of the $25.0 million AMDS PMA milestone payment made in July 2026 and $2.3 million of principal payments on short-term notes payable.
Scheduled Contractual Obligations and Future Payments

In May 2026 we borrowed $150.0 million under the New Delayed Draw Term Loan Facility in connection with our acquisition of Endospan. As of September 30, 2026 our total principal indebtedness was $370.0 million, and our anticipated interest payments related to the Term Loan Facility, Revolving Credit Facility, and New Delayed Draw Term Loan Facility were $149.6 million.

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

Under the terms of the Baxter Transaction, we made a $1.5 million payment to Starch Medical, Inc. in January 2026 in connection with the PerClot sales milestones. As of September 30, 2026 an additional $1.5 million remained payable in connection with these sales milestones. See Part I, Item 1, Note 2 – “Sale of PerClot” for additional information.
Capital Expenditures
Capital expenditures were $31.8 million and $11.5 million for the nine months ended September 30, 2026 and 2025, respectively. Capital expenditures for the nine months ended September 30, 2026 were primarily related to computer software development, facility improvements, purchases of manufacturing and tissue processing equipment, and computer equipment to support our business.

Off-Balance Sheet Commitments and Arrangements

As of September 30, 2026 there have been no material changes to our indemnification obligations as disclosed in Part II, Item 8, Note 11 – “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2025. For information concerning contingencies, see Note 10 – “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 – “Basis of Presentation and Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q.
Risks and Uncertainties
See the “Risk Factors” identified in Part II, Item 1A of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, including the effects of changes in interest rates (including credit spreads) and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. As of September 30, 2026 there has been no material change in the information reported under Part II, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Our management utilizes the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our Disclosure Controls over financial reporting. Based upon the most recent Disclosure Controls evaluation conducted by management with the participation of the CEO and the COO, CFO and Treasurer, as of September 30, 2026 the CEO and the COO, CFO and Treasurer have concluded that our Disclosure Controls were effective at a reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by us in our periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes to Disclosure Controls and Procedures
During the three months ended September 30, 2026, there were no changes, including changes related to the January 1, 2026 upgrade of our German Enterprise Resource Planning system, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

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
BioGlue is a significant source of our revenues, and as such, any risk adversely affecting our BioGlue products or business would likely be material to our financial results. We face the following risks relating to BioGlue:

•We may be unable to obtain approval to commercialize BioGlue in certain non-US countries as fast as our competitors do or at all. We also may not be able to capitalize on new BioGlue approvals, including for new indications, in non-US countries; BioGlue contains a bovine blood protein. Animal-based products are subject to increased scrutiny from the public and regulators, who may seek to impose additional regulations, regulatory hurdles or product bans in certain countries on such products; and
•BioGlue is a mature product and other companies may use the inventions disclosed in expired BioGlue patents to develop and make competing products, which they may be able to sell at lower prices.
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
Finally, the global supply chain is subject to disruption due to labor, geopolitical, trade and monetary issues, which may be exacerbated by ongoing instability in Ukraine and the Middle East. See Part II, Item 1A, “Risk Factors – Business and Economic Risks – We are subject to a variety of risks due to our international operations and continued global expansion.” Although we have yet to experience any material effects of this impact on our supply chain or operations, we face the potential risk that upstream disruptions may occur. Risks relating to the lingering effects of global supply chain disruptions may even continue after current conflicts have subsided.

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
Like other medical device companies, we have experienced, and expect to continue to be subject to the risk of, cybersecurity threats and incidents. For example, we experienced a previously-disclosed cybersecurity incident in the fourth quarter of 2024 that temporarily disrupted our business operations, including our ERP systems, and had an impact on revenue, manufacturing, order processing, shipping, and other corporate operations. We continue to incur expenses in connection with improving our global infrastructure and cybersecurity posture. Additionally, we remain subject to other risks and uncertainties as a result of the incident, including those related to scrap, inventory levels, and timely shipping releases, as well as the potential to incur additional expenses.
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
Some of our products, including certain On-X products, are sterilized using ethylene oxide (“EtO”), primarily by third-party, large-scale EtO facilities. In addition, some of our suppliers use, or rely upon third parties that use, EtO to sterilize some of our product components. Concerns about the release of EtO into the environment at unsafe levels have led to increased activism and lobbying as well as various regulatory enforcement activities against EtO facilities, including closures and temporary closures, lawsuits against EtO service providers, and proposals increasing regulations related to EtO. The number of EtO facilities in the US is limited, and any permanent or temporary closures or disruption to their operations for any reason could delay, impede, or prevent our ability to commercialize our products.
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
Our relationships with physicians, hospitals, government officials, healthcare providers, and others are subject to scrutiny under various US and international bribery, anti-kickback, false claims, privacy, transparency, and similar laws, often referred to collectively as “healthcare compliance laws.” Healthcare compliance laws are broad, sometimes ambiguous, counterintuitive, complex, and subject to change and changing interpretations. Our global expansion into higher-risk regions, Russia’s ongoing war with Ukraine, the ongoing Iranian conflict in the Middle East, and the current and future sanctions imposed on Russia and others as a result may exacerbate these risks. See also Part II, Item 1A, “Risk Factors – Business and Economic Risks - We are subject to a variety of risks due to our international operations and continued global expansion.” Possible sanctions for violation of these healthcare compliance laws include fines, civil and criminal penalties, exclusion from government healthcare programs, and despite our compliance efforts, we face the risk of an enforcement activity or a finding of a violation of these laws.
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
We are subject to an increasing number of federal, state, and foreign laws and regulations to address topics relating to data privacy, cybersecurity, sustainability, and artificial intelligence. These regulations, some of which can be enforced by private parties or governmental entities, have been or are being promulgated and are constantly evolving and becoming increasingly complex and rigorous. These laws and regulations may include new compliance or disclosure requirements that increase our operating costs and require significant management investment. Many of these laws and regulations, including, but not limited to, the European Union’s General Data Protection Regulation (“GDPR”) and the Network and Information Security Directive 2 (“NIS2”) also include significant penalties for noncompliance. Although our practices, policies, and procedures are intended to comply with relevant laws and regulations, there can be no assurance that regulatory or enforcement authorities will view our arrangements as being in compliance, or that one or more of our employees or agents will not disregard aspects of our compliance programs. Any resulting government enforcement activities may be costly, result in negative publicity, or subject us to significant penalties.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase any of its equity securities during the three months ended September 30, 2026.
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

Item 5. Other Information.
Insider Trading Arrangements and Policies
No directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated contracts, instructions, or written plans for the purchase or sale of the Company’s securities during the three months ended September 30, 2026.

Item 6. Exhibits.
The exhibit index can be found below.

Exhibit Number	Description
31.1*	Certification by J. Patrick Mackin pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Lance A. Berry pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification pursuant to 18 USC. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
______________________

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.
+	The Registrant has redacted exhibit provisions or terms that are both not material and would likely cause competitive harm to the Registrant if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTIVION, INC.
(Registrant)

/s/ J. PATRICK MACKIN	/s/ LANCE A. BERRY
J. PATRICK MACKIN	LANCE A. BERRY
Chairman, President, and Chief Executive Officer (Principal Executive Officer)	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

November 6, 2026	November 6, 2026
DATE	DATE